Form 10-Q
period 1996-03-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 1996-05-13
CIK 878004

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1996
                               ----------------------------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number             33-42125

                       Chugach Electric Association, Inc.
             (Exact name of registrant as specified in its charter)

                    Alaska                                      92-0014224
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                    Identification No.)

     5601 Minnesota Drive         Anchorage, Alaska                99518
         (Address of principal executive offices)                (Zip Code)

                           (907) 563-7494
         (Registrant's telephone number, including area code)

                                 None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) . No ( ).

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                             OUTSTANDING AT MAY 1, 1996

                  NONE                                          NONE

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                                      INDEX



Part I. Financial Information                                       Page Number


Balance Sheets, March 31, 1996 (Unaudited) and
        December 31, 1995                                                     3

Statements of Revenues, Expenses and Patronage Capital, Three Months Ended
   March 31, 1996 and 1995  (Unaudited)                                       5

Statements of Cash Flows, Three Months Ended March 31, 1996 and 1995
   (Unaudited)                                                                6

Notes to Financial Statements (Unaudited)                                     7

Management's Discussion and Analysis of Results of Operations and
  Financial Condition (Unaudited)                                             8


Part II.  Other Information                                                  11

Signatures                                                                   13

Exhibits                                                                     14

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets

                                     Assets


                                                          March 31, 1996 December 31, 1995
                                                           ------------    ------------
                                                           (Unaudited)
Utility plant:

     Electric plant in service ..........................   $600,991,000   $587,877,992

     Construction work in progress ......................     14,809,004     27,068,964
                                                            ------------   ------------

                                                             615,800,004    614,946,956

     Less accumulated depreciation ......................    201,328,069    196,677,723
                                                            ------------   ------------

                      Net utility plant .................    414,471,935    418,269,233
                                                            ------------   ------------

Other property and investments, at cost:

     Nonutility property ................................          3,550          3,550

     Investments in associated organizations ............      7,458,576      7,513,807

     Restricted cash - margins from economy
        energy sales, all repurchase
        agreements ......................................      3,066,189      3,026,634
                                                            ------------   ------------

                                                              10,528,315     10,543,991
                                                            ------------   ------------

Current assets:

     Cash and cash equivalents ..........................      7,585,875      6,371,687

     Cash - restricted construction funds ...............        698,960           --

     Special deposits ...................................         97,872         97,789

     Accounts receivable, net ...........................     15,431,755     17,108,823

     Materials and supplies, at average cost ............     18,977,744     18,498,783

     Prepayments ........................................      1,359,285        675,117

     Other current assets ...............................        207,150        412,209
                                                            ------------   ------------

                    Total current assets ................     44,358,641     43,164,408
                                                            ------------   ------------

Deferred charges ........................................     12,856,001     12,812,691
                                                            ------------   ------------

                                                            $482,214,892   $484,790,323
                                                            ------------   ------------




See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets

                            Liabilities and Equities


                                                                 March 31, 1996 December 31, 1995
                                                                   ------------   ------------
                                                                   (Unaudited)
Equities and margins:

     Memberships ..............................................   $    774,663   $    765,123

     Patronage capital ........................................     99,013,147     95,421,358

     Other ....................................................      2,982,141      3,044,069
                                                                  ------------   ------------

                                                                   102,769,951     99,230,550
                                                                  ------------   ------------

Long-term obligations, excluding current installments:

     First mortgage bonds payable .............................    272,753,000    294,054,000

     National Bank for Cooperatives bonds
      payable (note 2) ........................................     32,972,845     11,587,703
                                                                  ------------   ------------

                                                                   305,725,845    305,641,703
                                                                  ------------   ------------

Current liabilities:

     Bank overdraft ...........................................      1,831,936        492,204

     Notes payable ............................................     12,000,000      8,000,000

     Current installments of long-term debt and
        capital leases ........................................      6,027,993      5,665,749

     Accounts payable .........................................      2,610,902      6,659,477

     Consumer deposits ........................................      1,071,310      1,119,056

     Accrued interest .........................................      1,275,866      8,052,786

     Salaries, wages and benefits .............................      3,931,723      3,772,608

     Fuel .....................................................      2,363,736      2,289,776

     Other ....................................................      5,875,423      2,624,341
                                                                  ------------   ------------

                   Total current liabilities ..................     36,988,889     38,675,997
                                                                  ------------   ------------

Deferred credits ..............................................     36,730,207     41,242,073
                                                                  ------------   ------------

                                                                  $482,214,892   $484,790,323
                                                                  ------------   ------------



See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.

             Statements of Revenues, Expenses and Patronage Capital


                                                          Three months ended March 31

                                                              1996            1995
                                                          ------------    ------------

                                                                   (Unaudited)
Operating revenues ...................................   $ 35,097,712    $ 36,088,726
                                                         ------------    ------------

Operating expenses:

     Production ......................................      8,382,590       8,129,228

     Purchased power .................................      2,329,442       2,067,867

     Transmission ....................................        883,206         710,477

     Distribution ....................................      2,443,880       2,611,358

     Consumer accounts ...............................      1,791,397       1,733,216

     Administrative, general and other ...............      3,425,465       3,578,474

     Depreciation and amortization ...................      5,035,068       4,712,778
                                                         ------------    ------------

             Total operating expenses ................     24,291,048      23,543,398
                                                         ------------    ------------

Interest:

     On long-term debt ...............................      7,304,244       6,462,517

     Other ...........................................        185,933         124,113

     Charged to construction - credit ................       (122,271)       (294,562)
                                                         ------------    ------------

             Net interest expense ....................      7,367,906       6,292,068
                                                         ------------    ------------

             Net operating margins ...................      3,438,758       6,253,260
                                                         ------------    ------------


Nonoperating margins:

     Interest income .................................        171,162         163,361

     Other ...........................................         16,546          75,582
                                                         ------------    ------------

             Total nonoperating margins ..............        187,708         238,943
                                                         ------------    ------------

             Assignable margins ......................      3,626,466       6,492,203

Patronage capital at beginning of period .............     95,421,358      91,079,686

Retirement of capital credits and
   estate payments ...................................        (34,677)        (39,684)
                                                         ------------    ------------

Patronage capital at end of period ...................   $ 99,013,147    $ 97,532,205
                                                         ------------    ------------




See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                             Statement of Cash Flows

                                                        Three months ended March 31

                                                            1996            1995
                                                        ------------    ------------
                                                                (Unaudited)
Cash flows from operating activities:

   Assignable margins ...............................   $ 10,594,780    $  6,492,203
                                                        ------------    ------------

   Adjustments to reconcile assignable
     margins to net cash used in operating
       activities:

       Depreciation and amortization ................      5,035,068       4,712,778

       Changes in assets and liabilities:
       (Increase) decrease in assets:

         Accounts receivable ........................      1,677,068         248,112

         Prepayments ................................       (684,168)       (749,052)

         Materials and supplies .....................       (478,961)       (762,720)

         Deferred charges ...........................        (43,310)     (1,944,760)

         Other ......................................       (533,539)        (75,440)

     Increase (decrease) in liabilities:
         Accounts payable ...........................     (4,048,575)       (958,408)

         Consumer deposits ..........................        (47,746)        (11,857)

         Accrued interest ...........................     (6,776,920)     (6,981,799)

         Deferred credits ...........................     (4,511,866)       (357,490)

         Other ......................................      3,484,157        (976,646)
                                                        ------------    ------------

               Total adjustments ....................     (6,928,792)     (7,857,282)
                                                        ------------    ------------

               Net cash provided (used) in
                 operating activities ...............     (3,302,326)     (1,365,079)

Cash flows from investing activities:
   Extension and replacement of plant ...............     (1,237,770)     (3,402,894)

   Investments in associated organizations ..........         55,231          69,158
                                                        ------------    ------------

               Net cash used in investing activities      (1,182,539)     (3,333,736)
                                                        ------------    ------------

Cash flows from financing activities:
   Net change in bank overdraft .....................      1,339,732          42,390

   Short-term borrowings, net .......................     25,500,000      11,300,000

   Repayments of long-term debt .....................    (21,053,614)     (5,190,874)

   Retirement of patronage capital ..................        (34,677)        (39,684)

   Other ............................................        (52,388)        (11,244)
                                                        ------------    ------------

               Net cash (used) provided by
                 financing activities ...............      5,699,053       6,100,588
                                                        ------------    ------------

               Net increase (decrease) in cash and
                 cash equivalents ...................      1,214,188       1,401,773

Cash and cash equivalents at beginning of period ....      6,371,687       5,975,927
                                                        ------------    ------------

Cash and cash equivalents at end of period ..........   $  7,585,875    $  7,377,700
                                                        ------------    ------------



See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements

                                 March 31, 1996

                                   (Unaudited)


1.   Presentation of Financial Information
     During interim periods, Chugach Electric Association, Inc. (Chugach) follows the accounting policies set forth in its audited financial statements included in Form 10-K filed with the Securities and Exchange Commission. Users of interim financial information are encouraged to refer to footnotes contained in Form 10-K when reviewing interim financial results. Management believes that the accompanying interim financial statements reflect all adjustments which are necessary for a fair statement of the results of the interim period presented. All adjustments made in the accompanying interim financial statements are of a normal recurring nature.

2.   Lines of Credit
     Chugach maintains a line of credit of $35,000,000 with National Bank for Cooperatives (CoBank). The CoBank line of credit expires August 1, 1996 but is expected to be renewed. At March 31, 1996, $21,500,000 was outstanding at an interest rate of 6.15%. This balance was converted to a long-term bond on April 30, 1996. Thus, it is classified in long-term obligations at March 31, 1996. In addition, the Association has an annual line of credit of $50,000,000 available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At March 31, 1996, $12,000,000 was outstanding at an interest rate of 6.30%. The NRUCFC line of credit expires February 19, 1998.

3.   Restricted Cash
     Beginning in the first quarter of 1996, Chugach began receiving grant funds from the Alaska Industrial Development and Export Authority (AIDEA) to finance the siting study for the Southern Intertie. Under the terms of the grant agreement, Chugach agreed to deposit these funds in a separate interest bearing bank account at its main banking institution. Chugach reimburses itself from this account monthly for expenditures related to the siting study.

     The initial amount approved for the study was $900,000. At March 31, 1996 this account contained a balance of $698,960.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Unaudited)


RESULTS OF OPERATIONS

Current Year Quarter Versus Prior Year Quarter

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased by 2.7% for the quarter ended March 31, 1996 from the same quarter in 1995. The lower revenues are attributable to retail and wholesale rate decreases which more than offset higher kWh sales to all three customer classes. Specifically, retail demand and energy rates decreased by 4.9% while demand and energy rates charged to the two wholesale customer classes decreased by 9.5% and 7.4%.

Several times during the reporting period, it was more economical for Chugach to purchase power from Anchorage Municipal Light & Power than to start one of its own Frame 5 generation units to meet its load requirements. This caused the increase in purchased power expense in 1996 versus 1995. Transmission expense was 24.3% higher for the quarter ended March 31, 1996 compared to the same period in 1995. This variance was substantially due to higher overhead line maintenance expense.

Interest on long-term debt was higher for the quarter ended March 31, 1996 than for the same period in 1995. This was caused by the repurchase of $15.595 million Series 1 2022 bonds. Chugach incurred redemption losses (premiums) as a result of the transaction. These losses were largely offset by a greater amount of amortization of the original refinancing gain being recognized during the period. Since the refinancing in 1991, this amortization has been recorded as an offset to interest expense and is being recognized over the life of the new long-term debt (the 2002 and 2022 Series bonds). Accordingly, when $15.595 million of the bonds were extinguished through the repurchase in 1996, a higher pro rata share of the refinancing gain was recognized. The net impact of the repurchase transaction was approximately $882,000. This amount is not considered material to the financial statements taken as a whole, and thus was not treated as an extraordinary item. Other interest expense increased in the current period due to a higher average outstanding balance on the short-term lines of credit which more than offset lower interest rates in effect. Interest charged to construction decreased for the quarter ended March 31, 1996 versus the same period in 1995 due to the combination of lower rates and lower construction work in process balances.

Nonoperating margins decreased for the first quarter of 1996 due mostly to a lower level of allowance for funds used during construction (AFUDC). This decrease was caused by the same factors that explain the above-mentioned decrease in interest charged to construction.

Financial Condition

Total assets declined by 0.5% from December 31, 1995 to March 31, 1996. The decrease is due primarily to the lower balance in net utility plant. This lower balance was caused mostly by the higher accumulated depreciation reserve resulting from the implementation of higher depreciation rates. Notable changes to total liabilities include the decrease in First Mortgage bonds payable and corresponding increase in CoBank long-term debt resulting from the repurchase of the Series 1 2022 bonds. Additionally, accrued interest payable decreased due to the semi-annual bond interest payment made in March. Other liabilities increased due to the reclassification of the current portion of both the rate stabilization fund and submarine cable reserve which will be returned to customers in 1996 and early 1997.

Liquidity and Capital Resources

Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $50 million line of credit from NRUCFC and a $35 million line of credit with CoBank. At March 31, 1996, Chugach had $21.5 million outstanding with CoBank which carried an interest rate of 6.15%. This amount is classified as long-term debt at March 31, 1996 (see discussion of CoBank 3 below). There was $12.0 million outstanding on the NRUCFC line at March 31, 1996, priced at 6.30%.

Capital construction in 1996 is estimated at $26 million. At March 31, 1996 approximately $1.2 million has been expended. Capital improvement expenditures are expected to increase in the second and third quarters as the construction season begins in April and extends into October.

Chugach has negotiated a supplemental indenture (Third Supplemental Indenture of Trust) with CoBank for up to $80 million in future bond financing. At March 31, 1996, Chugach had bonds in the amount of $11.7 million outstanding under this financing arrangement. The balance is comprised of a $1.7 million bond which carries an interest rate of 8.95% maturing in 2002 and a $10 million bond priced at 7.76% due in 2005. Additionally, Chugach has negotiated a similar supplemental indenture (Fifth Supplemental Indenture of Trust) with NRUCFC also for $80 million. At March 31, 1996 there were no amounts outstanding under this financing arrangement.

As previously reported, Chugach has repurchased a total of $18.095 million of its 2022 bonds. This strategy has been in response to the favorable long-term interest rate environment. On April 30, 1996 Chugach combined these repurchases (along with the associated transaction costs incurred) into a new bond under the Third Supplemental Indenture in the amount of $21.5 million. The new bond, CoBank 3, carries an interest rate of 6.30% and is repriced monthly. Principal payments are scheduled to begin in 2003. Chugach will continue to explore similar repurchase transactions if market conditions warrant such action. Except for any further repurchases of its bonds, (and any similar future refinancings), Chugach does not anticipate issuance of additional long-term debt in 1996.

Chugach management continues to expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 1996.

Chugach's current ratios (current assets divided by current liabilities) at December 31, 1995 and March 31, 1996 were as follows:
                                  Current ratio
                  December 31, 1995                        1.12
                  March 31, 1996                           1.20


Environmental Matters

Regulatory initiatives arising out of recent amendments to state and federal environmental laws (including the Clean Air Act Amendments of 1990) may require significant capital expenditures in the future. These initiatives have not developed to the point where their financial impact on Chugach can be determined. Chugach is commenting on proposed revisions to the Alaska air quality protection rules. The Association has focused its efforts on minimizing the financial impact on Chugach of the new regulations, while meeting the requirements of State and Federal law. Other environmental compliance changes will require new substation designs to incorporate spill-containment features. The cost of incorporating these features has been considered in future construction work plan projects.

Refer to Part II, Item 1 for an update on the status of the Standard Steel Salvage Yard Site litigation.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

As previously reported in the Form 10-K for the period ended December 31, 1995, a cost recovery action was filed in Federal District Court on December 27, 1991 by the United States against Chugach and six other Potentially Responsible Parties (PRPs) seeking reimbursement of removal and response action costs (Past Response Costs) incurred by U.S. EPA at the Standard Steel and Metals Salvage Yard Superfund Site in Anchorage, Alaska (Site). The six other PRPs named in the action are the Alaska Railroad, Westinghouse Electric Corporation, Sears, Roebuck and Co., Montgomery Ward & Co., J.C. Penney Company, Inc. and Bridgestone/Firestone, Inc.

On September 23, 1992,  Chugach entered into an Administrative  Order on Consent
(AOC) with the EPA to perform a remedial investigation and feasibility study (RI/FS) for the Site. Under a separate agreement, several federal agency PRPs are reimbursing Chugach for 75% of the costs of performing the RI/FS. Chugach's contractors have now completed the RI/FS for the Site and, based on the results of the RI/FS, EPA has selected a remedy for cleanup of the Site which will be documented in a Record of Decision (ROD). The preferred remedy for cleanup of the Site selected by EPA is soil treatment by means of stabilization and solidification (S/S).

As reported in the Form 10-K, all of the PRPs and the United States government, including EPA and the Department of Justice (DOJ), are negotiating a new Consent Decree to settle both the cost recovery action and the PRPs' (including the federal PRPs') alleged liability for costs associated with the Site, including investigation and enforcement costs, through the date of the ROD. The parties anticipate that the Consent Decree will be entered by the Federal District Court in the Spring of 1996, at approximately the same time that EPA issues the ROD.

The Consent Decree, which is still being negotiated by the parties and must be approved by the Court, will allocate to Chugach 14.37% of Past Response Costs, RI/FS Costs (including scrap removal costs), EPA oversight costs and DOJ enforcement costs incurred in connection with the Site up through the date of issuance of the ROD and entry of the Consent Decree, respectively. Because Chugach is currently funding the RI/FS, the Consent Decree requires the other PRPs to reimburse Chugach and, in the event any PRP fails to make such reimbursement, the Consent Decree provides a credit to Chugach for the unreimbursed amounts. If applicable, this credit will be applied to reduce Chugach's obligation to pay EPA oversight costs so that the total amount paid by Chugach will not exceed 14.37% of the costs being settled under the Consent Decree.

The total estimated cost of the settlement under the Consent Decree is approximately $6,200,000 for Past Response Costs, RI/FS costs (including scrap removal costs), DOJ enforcement costs and EPA oversight costs. This total cost is an estimate because additional oversight costs will be incurred by EPA in connection with issuing the ROD and interest will continue to accrue on Past Response Costs until paid by the PRPs. Applying Chugach's percentage share under the Consent Decree (14.37%), the total Chugach will have to pay to settle all costs associated with the Site up through the date of the ROD is approximately $890,940. The Consent Decree does not settle Chugach's liability for future costs of designing and performing a remedy to cleanup the Site.

Although the Consent Decree does not settle Chugach's or the other private PRPs' liability for costs of future remedial action at the Site, the Consent Decree does bind the federal PRPs and the Alaska Railroad to pay an aggregate share of 64% of future costs. Chugach and the five other private PRPs will divide the remaining 36% of future costs among themselves in accordance with an allocation of shares to be negotiated. The current low and high estimates of total future costs of remedial design and remedial action at the Site are approximately $5,717,000 to $6,679,000. These cost estimates are based on the predicted scope of the S/S remedy as contemplated in the FS report. Although EPA has selected S/S as the cleanup remedy, the actual scope of the S/S cleanup at the Site will not be known, and the projected costs associated with the remedy cannot be refined, until EPA issues the ROD. Based on currently available information, however, Chugach's share of future costs for remedial work at the Site will not exceed some percentage of 36% (as divided among the six private PRPs) of $6,679,000, or $2,404,440.

Four of Chugach's insurance carriers have agreed under a reservation of rights to pay, and currently are paying, Chugach's costs of defense for the Site. The carriers have reserved their rights regarding indemnification of Chugach for response costs. Management believes that all past and future costs incurred for response, removal, investigation and cleanup of the Site would be fully recoverable in rates or covered by insurance and therefore would have no impact on Chugach's financial condition.

Items  2, 3, 4 and 5

Not applicable

Item 6. Exhibits and Reports on Form 8-K

   (a)   Exhibits:

         Financial Data Schedule

   (b)   Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CHUGACH ELECTRIC ASSOCIATION, INC.



                           By:      /s/ Eugene N. Bjornstad
                                    Eugene N. Bjornstad, General Manager


                           Date:     May 13, 1996



                           By:      /s/ Evan J. Griffith, Jr.
                                    Evan J. Griffith, Jr.
                                    Executive Manager, Finance & Planning


                           Date:     May 13, 1996

EXHIBITS

Listed below are the exhibits which are filed as part of this Report:


Exhibit
number                         Description                              Page


   27                      Financial Data Schedule                       N/A