Form 10-Q/A
period 1996-03-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 1996-06-17
CIK 878004

The sole purpose of this amendment is to correct a typographical error in the Statement of Cash Flows included in Part 1, Item 1 "Financial Statements". Under the caption "Cash flows from operating activities", Assignable margins should read $3,626,466. This correction has been made in the accompanying financial statements.



                                   FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                                         None
(Former name, former address and former fiscal year, if changed since last report).

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

                  CLASS                           OUTSTANDING AT MAY 1, 1996

                  NONE                                      NONE

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                                     INDEX



Part I. Financial Information                                        Page Number


Balance Sheets, March 31, 1996 (Unaudited) and December 31, 1995               3

Statements of Revenues, Expenses and Patronage Capital, Three Months Ended
   March 31, 1996 and 1995  (Unaudited)                                        5

Statements of Cash Flows, Three Months Ended March 31, 1996 and 1995
   (Unaudited)                                                                 6

Notes to Financial Statements (Unaudited)                                      7

Signatures                                                                     8

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets

                                     Assets


                                                                March 31, 1996 December 31, 1995
                                                                 ------------   ------------
                                                                  (Unaudited)
Utility plant:

     Electric plant in service ...............................   $600,991,000   $587,877,992

     Construction work in progress ...........................     14,809,004     27,068,964
                                                                 ------------   ------------

                                                                  615,800,004    614,946,956

     Less accumulated depreciation ...........................    201,328,069    196,677,723
                                                                 ------------   ------------

                      Net utility plant ......................    414,471,935    418,269,233
                                                                 ------------   ------------

Other property and investments, at cost:

     Nonutility property .....................................          3,550          3,550

     Investments in associated organizations .................      7,458,576      7,513,807

     Restricted cash - margins from economy
        energy sales, all repurchase
        agreements ...........................................      3,066,189      3,026,634
                                                                 ------------   ------------

                                                                   10,528,315     10,543,991
                                                                 ------------   ------------

Current assets:

     Cash and cash equivalents ...............................      7,585,875      6,371,687

     Cash - restricted construction funds ....................        698,960           --

     Special deposits ........................................         97,872         97,789

     Accounts receivable, net ................................     15,431,755     17,108,823

     Materials and supplies, at average cost .................     18,977,744     18,498,783

     Prepayments .............................................      1,359,285        675,117

     Other current assets ....................................        207,150        412,209
                                                                 ------------   ------------

                    Total current assets .....................     44,358,641     43,164,408
                                                                 ------------   ------------

Deferred charges .............................................     12,856,001     12,812,691
                                                                 ------------   ------------

                                                                 $482,214,892   $484,790,323
                                                                 ------------   ------------





See accompanying notes to unaudited financial statements.


                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets

                            Liabilities and Equities


                                                               March 31, 1996 December 31, 1995
                                                                 ------------   ------------
                                                                  (Unaudited)
Equities and margins:

     Memberships .............................................   $    774,663   $    765,123

     Patronage capital .......................................     99,013,147     95,421,358

     Other ...................................................      2,982,141      3,044,069
                                                                 ------------   ------------

                                                                  102,769,951     99,230,550
                                                                 ------------   ------------

Long-term obligations, excluding current installments:

     First mortgage bonds payable ............................    272,753,000    294,054,000

     National Bank for Cooperatives bonds
      payable (note 2) .......................................     32,972,845     11,587,703
                                                                 ------------   ------------

                                                                  305,725,845    305,641,703
                                                                 ------------   ------------

Current liabilities:

     Bank overdraft ..........................................      1,831,936        492,204

     Notes payable ...........................................     12,000,000      8,000,000

     Current installments of long-term debt and
        capital leases .......................................      6,027,993      5,665,749

     Accounts payable ........................................      2,610,902      6,659,477

     Consumer deposits .......................................      1,071,310      1,119,056

     Accrued interest ........................................      1,275,866      8,052,786

     Salaries, wages and benefits ............................      3,931,723      3,772,608

     Fuel ....................................................      2,363,736      2,289,776

     Other ...................................................      5,875,423      2,624,341
                                                                 ------------   ------------

                   Total current liabilities .................     36,988,889     38,675,997
                                                                 ------------   ------------

Deferred credits .............................................     36,730,207     41,242,073
                                                                 ------------   ------------

                                                                 $482,214,892   $484,790,323
                                                                 ------------   ------------



See accompanying notes to unaudited financial statements.


                       CHUGACH ELECTRIC ASSOCIATION, INC.

             Statements of Revenues, Expenses and Patronage Capital


                                                    Three months ended March 31
                                                       1996            1995
                                                   ------------    ------------
                                                            (Unaudited)
Operating revenues ..............................  $ 35,097,712    $ 36,088,726
                                                   ------------    ------------

Operating expenses:

     Production .................................     8,382,590       8,129,228

     Purchased power ............................     2,329,442       2,067,867

     Transmission ...............................       883,206         710,477

     Distribution ...............................     2,443,880       2,611,358

     Consumer accounts ..........................     1,791,397       1,733,216

     Administrative, general and other ..........     3,425,465       3,578,474

     Depreciation and amortization ..............     5,035,068       4,712,778
                                                   ------------    ------------

             Total operating expenses ...........    24,291,048      23,543,398
                                                   ------------    ------------

Interest:

     On long-term debt ..........................     7,304,244       6,462,517

     Other ......................................       185,933         124,113

     Charged to construction - credit ...........      (122,271)       (294,562)
                                                   ------------    ------------

             Net interest expense ...............     7,367,906       6,292,068
                                                   ------------    ------------

             Net operating margins ..............     3,438,758       6,253,260
                                                   ------------    ------------


Nonoperating margins:

     Interest income ............................       171,162         163,361

     Other ......................................        16,546          75,582
                                                   ------------    ------------

             Total nonoperating margins .........       187,708         238,943
                                                   ------------    ------------

             Assignable margins .................     3,626,466       6,492,203

Patronage capital at beginning of period ........    95,421,358      91,079,686

Retirement of capital credits and
   estate payments ..............................       (34,677)        (39,684)
                                                   ------------    ------------

Patronage capital at end of period ..............  $ 99,013,147    $ 97,532,205
                                                   ------------    ------------




See accompanying notes to unaudited financial statements.


                       CHUGACH ELECTRIC ASSOCIATION, INC.
                             Statement of Cash Flows


                                                          Three months ended March 31

                                                             1996            1995
                                                         ------------    ------------

                                                                  (Unaudited)
Cash flows from operating activities:

   Assignable margins .................................  $  3,626,466    $  6,492,203
                                                         ------------    ------------

   Adjustments to reconcile assignable
     margins to net cash used in operating
       activities:

       Depreciation and amortization ..................     5,035,068       4,712,778

       Changes in assets and liabilities:
       (Increase) decrease in assets:

         Accounts receivable ..........................     1,677,068         248,112

         Prepayments ..................................      (684,168)       (749,052)

         Materials and supplies .......................      (478,961)       (762,720)

         Deferred charges .............................       (43,310)     (1,944,760)

         Other ........................................      (533,539)        (75,440)

     Increase (decrease) in liabilities:
         Accounts payable .............................    (4,048,575)       (958,408)

         Consumer deposits ............................       (47,746)        (11,857)

         Accrued interest .............................    (6,776,920)     (6,981,799)

         Deferred credits .............................    (4,511,866)       (357,490)

         Other ........................................     3,484,157        (976,646)
                                                         ------------    ------------

               Total adjustments ......................    (6,928,792)     (7,857,282)
                                                         ------------    ------------

               Net cash provided (used) in
                 operating activities .................    (3,302,326)     (1,365,079)

Cash flows from investing activities:
   Extension and replacement of plant .................    (1,237,770)     (3,402,894)

   Investments in associated organizations ............        55,231          69,158
                                                         ------------    ------------

               Net cash used in investing activities ..    (1,182,539)     (3,333,736)
                                                         ------------    ------------

Cash flows from financing activities:
   Net change in bank overdraft .......................     1,339,732          42,390

   Short-term borrowings, net .........................    25,500,000      11,300,000

   Repayments of long-term debt .......................   (21,053,614)     (5,190,874)

   Retirement of patronage capital ....................       (34,677)        (39,684)

   Other ..............................................       (52,388)        (11,244)
                                                         ------------    ------------

               Net cash (used) provided by
                 financing activities .................     5,699,053       6,100,588
                                                         ------------    ------------

               Net increase (decrease) in cash and
                 cash equivalents .....................     1,214,188       1,401,773

Cash and cash equivalents at beginning of period ......     6,371,687       5,975,927
                                                         ------------    ------------

Cash and cash equivalents at end of period ............  $  7,585,875    $  7,377,700
                                                         ------------    ------------



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


                           Date:   June 12, 1996



                           By:     /s/ Evan J. Griffith, Jr.
                                   Evan J. Griffith, Jr.
                                   Executive Manager, Finance & Planning


                           Date:   June 12, 1996