Form 10-Q
period 1996-06-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 1996-08-13
CIK 878004

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

    X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1996
                               ---------------------------------

                                       OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                          OUTSTANDING AT AUGUST 1, 1996

                  NONE                                      NONE

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                                      INDEX



Part I. Financial Information                                       Page Number


Balance Sheets, June 30, 1996 (Unaudited) and December 31, 1995             3

Statements of Revenues, Expenses and Patronage Capital, Three Months
    Ended June 30, 1996 and 1995 and Six Months Ended June 30, 1996
    and 1995 (Unaudited)                                                    5

Statements of Cash Flows, Six Months Ended June 30, 1996 and 1995
    (Unaudited)                                                             6

Notes to Financial Statements (Unaudited)                                   7

Management's Discussion and Analysis of Results of Operations and
    Financial Condition (Unaudited)                                         8


Part II.  Other Information


Item 1. Legal Proceedings                                                  12

Item 6. Exhibits and Reports on Form 8-K                                   13

Signatures                                                                 15

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets

                                     Assets


                                                    June 30, 1996  December 31, 1995
                                                    -------------  -----------------
                                                     (Unaudited)
Utility plant:

     Electric plant in service ...................   $603,883,114   $587,877,992

     Construction work in progress ...............     14,473,178     27,068,964
                                                     ------------   ------------

                                                      618,356,292    614,946,956

     Less accumulated depreciation ...............    205,806,594    196,677,723
                                                     ------------   ------------

                      Net utility plant ..........    412,549,698    418,269,233
                                                     ------------   ------------

Other property and investments, at cost:

     Nonutility property .........................          3,550          3,550

     Investments in associated organizations .....      7,434,668      7,513,807

     Restricted cash - margins from economy
        energy sales, all repurchase agreements ..      3,106,891      3,026,634
                                                     ------------   ------------

                                                       10,545,109     10,543,991
                                                     ------------   ------------

Current assets:

     Cash and cash equivalents ...................      6,543,084      6,371,687

     Cash - restricted construction funds ........        150,218           --

     Special deposits ...........................          88,098         97,789

     Accounts receivable, net ....................     13,807,008     17,108,823

     Materials and supplies, at average cost .....     20,101,770     18,498,783

     Prepayments .................................      1,098,298        675,117

     Other current assets ........................        194,025        412,209
                                                     ------------   ------------

                    Total current assets .........     41,982,501     43,164,408
                                                     ------------   ------------

Deferred charges .................................     12,426,271     12,812,691
                                                     ------------   ------------

                                                     $477,503,579   $484,790,323
                                                     ------------   ------------




See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets

                            Liabilities and Equities


                                                         June 30, 1996  December 31, 1995
                                                         -------------  -----------------
                                                          (Unaudited)
Equities and margins:

     Memberships .....................................   $    786,973   $    765,123

     Patronage capital ...............................    100,660,740     95,421,358

     Other ...........................................      2,980,046      3,044,069
                                                         ------------   ------------

                                                          104,427,759     99,230,550
                                                         ------------   ------------

Long-term obligations, excluding current installments:

     First mortgage bonds payable ....................    252,753,000    294,054,000

     National Bank for Cooperatives (CoBank)
     bonds payable ...................................     54,972,845     11,587,703

     Capital leases ..................................         37,971           --
                                                         ------------   ------------

                                                          307,763,816    305,641,703
                                                         ------------   ------------

Current liabilities:

     Bank overdraft ..................................      1,307,886        492,204

     Notes payable ...................................           --        8,000,000

     Current installments of long-term debt and
        capital leases ...............................      5,992,503      5,665,749

     Accounts payable ................................      3,275,241      6,659,477

     Consumer deposits ...............................      1,072,772      1,119,056

     Accrued interest ................................      7,213,877      8,052,786

     Salaries, wages and benefits ....................      4,252,323      3,772,608

     Fuel ............................................      2,907,221      2,289,776

     Other ...........................................      6,200,514      2,624,341
                                                         ------------   ------------

                   Total current liabilities .........     32,222,337     38,675,997
                                                         ------------   ------------

Deferred credits .....................................     33,089,667     41,242,073
                                                         ------------   ------------

                                                         $477,503,579   $484,790,323
                                                         ------------   ------------


See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.

             Statements of Revenues, Expenses and Patronage Capital



                                            Three months ended June 30          Six months ended June 30
                                            --------------------------          ------------------------

                                               1996              1995            1996            1995
                                               ----              ----            ----            ----

                                                     (Unaudited)                      (Unaudited)
Operating revenues .....................   $  31,244,744    $ 30,532,734    $  66,342,456    $ 66,621,461
                                           -------------    ------------    -------------    ------------


Operating expenses:

     Production ........................       8,315,461       6,904,656       16,698,051      15,033,884

     Purchased power ...................       2,589,753       3,153,558        4,919,195       5,221,425

     Transmission ......................         703,488         897,563        1,586,694       1,608,040

     Distribution ......................       2,387,555       2,455,807        4,831,435       5,067,165

     Consumer accounts .................       1,777,840       1,701,411        3,569,237       3,434,627

     Administrative, general and other .       3,247,813       3,463,110        6,673,278       7,041,584

     Depreciation and amortization .....       5,202,482       4,787,554       10,237,550       9,500,332
                                           -------------    ------------    -------------    ------------

             Total operating expenses ..      24,224,392      23,363,659       48,515,440      46,907,057
                                           -------------    ------------    -------------    ------------

Interest:

     On long-term debt .................       5,382,523       6,369,342       12,686,767      12,831,860

     Other .............................         314,902         260,724          500,835         384,837

     Charged to construction - credit ..        (115,824)       (290,449)        (238,095)       (585,011)
                                           -------------    ------------    -------------    ------------

             Net interest expense ......       5,581,601       6,339,617       12,949,507      12,631,686
                                           -------------    ------------    -------------    ------------

             Net operating margins .....       1,438,751         829,458        4,877,509       7,082,718
                                           -------------    ------------    -------------    ------------

Nonoperating margins:

     Interest income ...................         219,982         202,745          391,144         366,106

     Other .............................          37,944        (163,577)          54,490         (87,995)
                                           -------------    ------------    -------------    ------------

             Total nonoperating margins          257,926          39,168          445,634         278,111
                                           -------------    ------------    -------------    ------------

             Assignable margins ........       1,696,677         868,626        5,323,143       7,360,829

Patronage capital at beginning of period      99,013,147      97,532,205       95,421,358      91,079,686

Retirement of capital credits and
   estate payments .....................         (49,084)        (15,327)         (83,761)        (55,011)
                                           -------------    ------------    -------------    ------------

Patronage capital at end of period .....   $ 100,660,740    $ 98,385,504    $ 100,660,740    $ 98,385,504
                                           -------------    ------------    -------------    ------------




See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                             Statement of Cash Flows

                                                                                      Six months ended June 30

                                                                                       1996             1995
                                                                                       ----             ----

                                                                                           (Unaudited)
Cash flows from operating activities:

   Assignable margins ..........................................................   $  5,323,143    $  7,360,829
                                                                                   ------------    ------------

   Adjustments to reconcile assignable margins to net cash used in operating activities:

       Depreciation and amortization ...........................................     10,237,550       9,500,332

       Changes in assets and liabilities:
       (Increase) decrease in assets:

         Accounts receivable ...................................................      3,301,815       2,639,748

         Prepayments ...........................................................       (423,181)       (576,962)

         Materials and supplies ................................................     (1,602,987)       (877,622)

         Deferred charges ......................................................        386,420      (1,355,874)

         Other .................................................................         (2,600)         47,302

     Increase (decrease) in liabilities:
         Accounts payable ......................................................     (3,384,236)     (1,753,708)

         Consumer deposits .....................................................        (46,284)        (27,104)

         Accrued interest ......................................................       (838,909)       (181,130)

         Deferred credits ......................................................     (8,152,406)     (1,322,961)

         Other .................................................................      4,673,332        (888,844)
                                                                                   ------------    ------------

               Total adjustments ...............................................      4,148,514       5,203,177
                                                                                   ------------    ------------

               Net cash provided by operating
                activities .....................................................      9,471,657      12,564,006

Cash flows from investing activities:
   Extension and replacement of plant ..........................................     (4,518,014)     (7,757,382)

   Investments in associated organizations .....................................         79,139         128,728
                                                                                   ------------    ------------

               Net cash used in investing activities ...........................     (4,438,875)     (7,628,654)
                                                                                   ------------    ------------

Cash flows from financing activities:
   Net change in bank overdraft ................................................        815,682         794,352

   Short-term borrowings, net ..................................................     14,000,000       3,300,000

   Proceeds from long-term debt ................................................     21,500,000            --

   Repayments of long-term debt ................................................    (41,051,134)     (5,223,350)

   Retirement of patronage capital .............................................        (83,761)        (55,011)

   Other .......................................................................        (42,172)        (23,889)
                                                                                   ------------    ------------

               Net cash used by financing activities ...........................     (4,861,385)     (1,207,898)
                                                                                   ------------    ------------

               Net increase (decrease) in cash and
                 cash equivalents ..............................................        171,397       3,727,454

Cash and cash equivalents at beginning of period ...............................      6,371,687       5,975,927
                                                                                   ------------    ------------

Cash and cash equivalents at end of period .....................................   $  6,543,084    $  9,703,381
                                                                                   ------------    ------------


See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                          Notes to Financial Statements

                                  June 30, 1996

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

2.   Lines of Credit
     Chugach maintains a line of credit of $35 million with National Bank for Cooperatives (CoBank). The CoBank line of credit expires August 1, 1997 but is expected to be renewed. At June 30, 1996, $22 million was outstanding at an interest rate of 6.30%. This balance is expected to be converted to a long-term bond by the 3rd quarter of 1996, using a credit facility currently in place. Thus, it is classified in long-term obligations at June 30, 1996. In addition, the Association has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At June 30, 1996, there was no outstanding balance. The NRUCFC line of credit expires February 19, 1998.

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

     The initial amount approved for the study was $900,000. At June 30, 1996 this account contained a balance of $150,218.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)


RESULTS OF OPERATIONS


Current Year Quarter Versus Prior Year Quarter

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased by 2.3% for the quarter ended June 30, 1996 over the same quarter in 1995. The increase in revenues is attributable to higher kWh sales to retail customers and one of the wholesale customer classes which more than offset overall decreases in demand and energy rates charged to both classes. Retail rates decreased by 4.9% in May of 1995 and remained constant through the quarter ended June 30, 1996. Rates charged to one wholesale customer class decreased by 5.7% in May of 1995, by 1.8% in November of 1995 and increased by 2.5% in May of 1996 (on an interim-refundable basis). Additionally, the combination of these impacts more than offset lower kWh sales and an overall demand and energy rate decrease to the other wholesale customer class. Rates to the other wholesale customer class decreased by 5.0% in May of 1995, by 4.8% in November of 1995 and increased by 5.3% in May of 1996 (again, on an interim-refundable basis (see below)).

The Alaska Public Utilities Commission (APUC) approved Chugach's December 1995 test period Simplified Rate Filing on an interim-refundable basis pending investigation of several ratemaking issues. For the December 1995 test period, Chugach filed for a $1.15 million revenue requirement increase which resulted in proposed wholesale demand and energy rate increases of 2.5% to one of the wholesale customer classes and 5.3% to the other.

A date certain has not been established for convening a hearing on the issues. It is not known how the APUC will rule in this proceeding.

On August 7, 1996, the Chugach Board of Directors decided to request permission of the APUC to withdraw from the Simplified Rate Filing (SRF) method of setting its base rates. If permitted to withdraw, Chugach would continue to be regulated by the APUC in the establishment of rate levels and options.

Production expense increased for the quarter ended June 30, 1996 over the same period in 1995. This increase was due primarily to higher fuel costs associated with the increase in kWh sales and entering Period 2 under the long-term fuel supply contracts. For several years prior to this, the price of fuel had been ramped upwards in order to smooth the transition into Period 2. Entering Period 2 completed the ramp from the inexpensive take-or-pay gas contracts (old Beluga gas) to the new market-based prices. Thus, future fuel costs are expected to be higher in comparison to prior periods. Purchased power expense was lower for the quarter ended June 30, 1996 compared to the same period in 1995. This variance was substantially due to the operating scenario that existed during the second quarter of 1995 whereby it was more economical for Chugach to purchase power from Alaska Electric Generation & Transmission

(AEG&T) on the Kenai Peninsula and from Anchorage Municipal Light & Power locally than to start one of its own generation units. This operating scenario did not exist to the same extent during the second quarter of 1996. Transmission expense was also lower for the quarter ended June 30, 1996 from the same period in 1995. The majority of this decrease was caused by lower substation and overhead line maintenance costs.

Interest on long-term debt decreased for the quarter ended June 30, 1996 from the same period in 1995. This was primarily caused by the repurchase of Chugach's Series 1 2022 bonds. As previously reported, Chugach repurchased $15.595 million of the Series 1 2022 bonds during the first quarter of 1996. The net cost of these transactions was approximately $882,000 which was expensed.
During the second quarter of 1996, Chugach determined that these costs were recoverable through rates and therefore established a regulatory asset. Thus, the net cost of the repurchase transaction was deferred and will be amortized to expense over the life of the replacement debt. In June of 1996, another $20 million of the bonds were repurchased. Combined with the previous repurchases, approximately $766,000 in net repurchase costs have been deferred. Additionally, the interest rates on the replacement debt were lower than the repurchased bonds which also contributed to the decrease. Other interest expense increased in the current period due to a higher average outstanding balance on the short-term line of credit. Interest charged to construction decreased for the quarter ended June 30, 1996 versus the same period in 1995 due to a decrease in the balance in construction work in progress during the period.

Non-operating margins increased for the second quarter of 1996 because in 1995 the write-off of a failed submarine cable was recorded. There were no similar events in the second quarter of 1996.

Current Year to Date Versus Prior Year to Date

Operating revenues for the six-month period ended June 30, 1996 decreased by 0.4% from the same period in 1995. These lower revenues were due to decreases in average rates charged to retail customers and both of the wholesale rate classes. The rate decreases more than offset higher retail and wholesale kWh sales.

Production expense increased for the six-month period ended June 30, 1996 for essentially the same reasons outlined in the quarter to date comparison section. The other operating expenses remained relatively constant when compared to the same period in 1995.

Other interest expense increased and interest charged to construction decreased for the six-months ended June 30, 1996 for the same reasons outlined above in the analysis of the quarter to quarter variance.

For the six-month period ended June 30, 1996, non-operating margins were higher than those for the same period in 1995. This is primarily due to the aforementioned failure of a submarine cable being recorded in 1995. No similar event occurred in 1996.

Financial Condition

Total assets declined by 1.5% from December 31, 1995 to June 30, 1996. The decrease is due
                                        9
primarily to the lower balance in net utility plant. This lower balance was caused by the higher accumulated depreciation reserve resulting from higher depreciation rates which have been implemented over a three-year phase-in program. The seasonal decline in accounts receivable also contributed to the lower total asset balance. Notable changes to total liabilities include the decrease in First Mortgage bonds payable and the corresponding increase in CoBank long-term debt resulting from the repurchases of the Series 1 2022 bonds. The latest repurchase transaction ($20 million in June 1996) was financed (along with the associated transaction costs) with a $22 million draw on the short-term line of credit. This balance is expected to be refinanced into a long-term bond by the 3rd quarter of 1996 using a credit facility currently in place and thus has been classified as a long-term liability at June 30, 1996. This also explains the decrease in the short-term note payable balance. Other liabilities increased due to the reclassification of the current portions of both the rate stabilization fund and the submarine cable reserve that will be returned to customers in 1996 and early 1997.

Liquidity and Capital Resources

Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $50 million line of credit from National Rural Utilities Cooperative Finance Corporation (NRUCFC) and a $35 million line of credit with CoBank. At June 30, 1996, Chugach had $22 million outstanding with CoBank which carried an interest rate of 6.30%. As previously noted, this amount is classified as long-term debt at June 30, 1996. There were no amounts outstanding on the NRUCFC line at June 30, 1996.

Capital construction in 1996 is estimated at $26 million. At June 30, 1996 approximately $4.5 million has been expended. Capital improvement expenditures are expected to increase in the third quarter as the construction season began in April and extends into October.

Chugach has negotiated a supplemental indenture (Third Supplemental Indenture of Trust) with CoBank for up to $80 million in future bond financing. At June 30, 1996, Chugach had bonds in the amount of $33.2 million outstanding under this financing arrangement. The balance is comprised of a $1.7 million bond (CoBank
1) which carries an interest rate of 8.95% maturing in 2002, a $10 million bond (CoBank 2) priced at 7.76% due in 2005 and a $21.5 million bond (CoBank 3) priced at 6.30% (repriced monthly). Principal payments on the $21.5 million bond commence in 2003 and continue through 2022. Additionally, Chugach has negotiated a similar supplemental indenture (Fifth Supplemental Indenture of Trust) with NRUCFC also for $80 million. At June 30, 1996 there were no amounts outstanding under this financing arrangement.

To date, Chugach has repurchased $38.095 million of its Series 1 2022 bonds. This strategy has been in response to the favorable long-term interest rate environment. Included in this total is the latest repurchase transaction for $20 million of the bonds which took place in June of 1996. Chugach will continue to explore similar repurchase transactions if market conditions warrant such action. Except for any further repurchases of its bonds (and any similar future refinancings), Chugach does not anticipate issuance of additional long-term debt in 1996.

Chugach management continues to expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 1996.

Chugach's current ratios (total current assets divided by current liabilities) at December 31, 1995 and June 30, 1996 were as follows:

                                                Current Ratio

                  December 31, 1995                  1.12
                  June 30, 1996                      1.30


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

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

As previously reported in the Form 10-Q for the period ended March 31, 1996, a cost-recovery action was filed in Federal District Court on December 27, 1991, by the United States against Chugach and six other Potentially Responsible Parties (PRPs) seeking reimbursement of removal and response action costs (Past Response Costs) incurred by U.S. EPA at the Standard Steel and Metals Salvage Yard Superfund Site in Anchorage, Alaska (Site). The six other PRPs named in the action are the Alaska Railroad, Westinghouse Electric Corporation, Sears, Roebuck and Co., Montgomery Ward & Co., J.C. Penney Company, Inc. and Bridgestone/Firestone, Inc.

On September 23, 1992,  Chugach entered into an Administrative  Order on Consent
(AOC) with the EPA to perform a remedial investigation and feasibility study (RI/FS) for the Site. Under a separate agreement, several federal agency PRPs are reimbursing Chugach for 75% of the costs of performing the RI/FS. Chugach's contractors have now completed the RI/FS for the Site and, based on the results of the RI/FS, EPA has selected a remedy for cleanup of the Site which has been documented in a Record of Decision. The preferred remedy for cleanup of the Site selected by EPA is soil treatment by means of stabilization and solidification. Although Chugach's contractors completed the RI/FS, EPA has required Chugach to perform additional work during 1996 pursuant to the AOC, including the removal from the Site of drums containing regulated materials. In addition, since the last report in the Form 10-Q, EPA has increased the principal amount of Past Response Costs.

As reported in the Form 10-Q, all of the PRPs and the United States government, including EPA and the Department of Justice (DOJ), are negotiating a consent decree to settle both the cost recovery action and the PRPs' (including the federal PRPs') alleged liability for costs associated with the Site through completion of work under the AOC and entry of the consent decree. The consent decree reflects a settlement in which the United States has agreed to compromise some of its costs. The parties anticipate that the consent decree will be entered by the Federal District Court in the early Fall of 1996.

The consent decree, which must be approved by the parties and the Court, will allocate to Chugach 14.37% of Past Response Costs, DOJ enforcement costs
(through entry of the consent decree), RI/FS Costs, and EPA oversight costs (through completion of work under the AOC) incurred in connection with the Site. RI/FS Costs include scrap removal costs and expenses associated with drum removal work being conducted during the Summer of 1996. Also included are EPA oversight costs and all costs of overseeing work conducted under the AOC, including the 1996 drum removal work. Because Chugach is currently funding the RI/FS, the consent decree requires the other PRPs to reimburse Chugach and, in the event any PRP fails to make such reimbursement, the consent decree provides a credit to Chugach for the unreimbursed amounts. If applicable, this credit will be applied to reduce Chugach's obligation to pay EPA oversight costs so that the total amount paid by Chugach will not exceed 14.37% of the costs being settled under the consent decree.

The total estimated cost of the settlement under the consent decree is approximately $6,720,000
                                       12
for Past Response Costs (as recently adjusted by EPA and including interest from December 1991), RI/FS costs (including scrap and drum removal costs), DOJ enforcement costs (as compromised by the U.S.) and EPA oversight costs. This total cost is an estimate because costs (both RI/FS and Oversight) have not yet been incurred in connection with the drum removal and because interest will continue to accrue on Past Response Costs until paid by the PRPs. The consent decree does not settle Chugach's liability for future costs of designing and performing a remedy to cleanup the Site (Future Costs). Applying Chugach's percentage share under the consent decree (14.37%), the total Chugach will have to pay to settle all costs associated with the Site except Future Costs is approximately $965,664.

Although the consent decree does not settle Chugach's or the other private PRPs' liability for Future Costs, the consent decree does bind the federal PRPs and the Alaska Railroad to pay an aggregate share of 64% of Future Costs. Chugach and the five other private PRPs will divide the remaining 36% of Future Costs among themselves in accordance with an allocation of shares to be negotiated. The current low and high estimates of the Future Costs of remedial design and remedial action at the Site are approximately $5,717,000 to $6,679,000. These cost estimates are based on the predicted scope of the stabilization and solidification remedy as contemplated in the FS report. Although EPA has selected stabilization and solidification as the cleanup remedy, the actual, full scope of the stabilization and solidification cleanup at the Site will not be known, and the projected costs associated with the remedy cannot be refined, until EPA approves remedial design documents. Based on currently available information, however; Chugach's share of future costs for remedial work at the Site will not exceed some percentage of 36% (as divided among the six private
PRPs) of $6,679,000, or $2,404,440.

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



Items 2, 3, 4 and 5

Not Applicable


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Bylaws of the Registrant (as amended April 25, 1996).

          Closing  documents  dated April 30, 1996 First Mortgage  Bond,  CoBank
          Series   (CoBank-3),   due  March  15,  2022  pursuant  to  the  Third
          Supplemental Indenture of Trust.

          Sixth Supplemental Indenture of Trust by and among Chugach Electric Association, Inc. and Seattle-First National Bank dated April 3, 1996.

          Financial Data Schedule.

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed for the quarter ended June 30, 1996.

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


                                 Date: August 13, 1996



                                 By: /s/ Evan J. Griffith, Jr.
                                     Evan J. Griffith, Jr.
                                     Executive Manager, Finance & Planning


                                 Date: August 13, 1996

EXHIBITS

Listed below are the exhibits which are filed as part of this Report:


Exhibit
number                              Description                            Page


3.2               Bylaws of the Registrant (as amended April 25, 1996).     N/A

4.4.3 Closing documents dated April 30, 1996 First Mortgage Bond, CoBank Series (CoBank-3), Due March 15, 2022 pursuant to the
                  Third Supplemental Indenture of Trust.                    N/A

4.7 Sixth Supplemental Indenture of Trust by and among Chugach Electric Association, Inc. and Seattle-First National Bank
                  dated April 3, 1996.                                      N/A

27                Financial Data Schedule                                   N/A