Form 10-Q
period 1996-09-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 1996-11-13
CIK 878004

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

   X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1996
                               --------------------------------------

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

                  CLASS                        OUTSTANDING AT NOVEMBER 1, 1996

                  NONE                                    NONE

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                                      INDEX



Part I. Financial Information                                       Page Number


Balance Sheets, September 30, 1996 (Unaudited) and December 31, 1995          3

Statements of Revenues, Expenses and Patronage Capital, Three-Months Ended
   September 30, 1996 and 1995 and Nine-Months Ended September 30, 1996 and
   1995 (Unaudited)                                                           5


Statements of Cash Flows, Nine-Months Ended September 30, 1996 and 1995
   (Unaudited)                                                                6

Notes to Financial Statements (Unaudited)                                     7

Management's Discussion and Analysis of Financial Condition and Results of
   Operations (Unaudited)                                                     8


Part II.  Other Information

Item 1. Legal Proceedings                                                    11

Item 6. Exhibits and Reports on Form 8-K                                     13

Signatures                                                                   14

Exhibits - Index                                                             15

Exhibits                                                                     16

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets

                                     Assets

                                                          September 30, 1996  December 31, 1995
                                                               ------------   ------------
                                                                (Unaudited)
Utility plant:

     Electric plant in service .............................   $607,762,381   $587,877,992

     Construction work in progress .........................     17,591,609     27,068,964
                                                               ------------   ------------

                                                                625,353,990    614,946,956

     Less accumulated depreciation .........................    210,880,665    196,677,723
                                                               ------------   ------------

                      Net utility plant ....................    414,473,325    418,269,233
                                                               ------------   ------------

Other property and investments, at cost:

     Nonutility property ...................................          3,550          3,550

     Investments in associated organizations ...............      7,419,304      7,513,807

     Restricted cash - margins from economy
        energy sales, all repurchase agreements ............      2,104,203      3,026,634
                                                               ------------   ------------

                                                                  9,527,057     10,543,991
                                                               ------------   ------------

Current assets:

     Cash and cash equivalents .............................      3,013,133      6,371,687

     Cash - restricted construction funds ..................      1,035,447           --

     Special deposits ......................................         88,098         97,789

     Accounts receivable, net ..............................     13,610,955     17,108,823

     Materials and supplies, at average cost ...............     20,246,087     18,498,783

     Prepayments ...........................................      1,598,606        675,117

     Other current assets ..................................        288,801        412,209
                                                               ------------   ------------

                    Total current assets ...................     39,881,127     43,164,408
                                                               ------------   ------------

Deferred charges ...........................................     12,584,062     12,812,691
                                                               ------------   ------------

                                                               $476,465,571   $484,790,323
                                                               ------------   ------------




See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets

                            Liabilities and Equities

                                                        September 30, 1996  December 31, 1995
                                                             ------------   ------------
                                                              (Unaudited)
Equities and margins:

     Memberships ........................................   $    801,793      $    765,123

     Patronage capital ..................................    100,599,198        95,421,358

     Other ..............................................      2,963,752         3,044,069
                                                            ------------      ------------

                                                             104,364,743        99,230,550
                                                            ------------      ------------

Long-term obligations, excluding current installments:

     First mortgage bonds payable .......................    251,553,000       294,054,000

     National Bank for Cooperatives (CoBank)
        bonds payable ...................................     56,352,847        11,587,703
                                                            ------------      ------------

                                                             307,905,847       305,641,703
                                                            ------------      ------------

Current liabilities:

     Bank overdraft .....................................           --             492,204

     Note(s) payable ....................................      5,500,000         8,000,000

     Current installments of long-term debt and
        capital leases ..................................      6,001,109         5,665,749

     Accounts payable ...................................      3,677,762         6,659,477

     Consumer deposits ..................................      1,064,555         1,119,056

     Accrued interest ...................................      1,296,554         8,052,786

     Salaries, wages and benefits .......................      3,922,202         3,772,608

     Fuel ...............................................      4,289,676         2,289,776

     Other ..............................................      4,741,805         2,624,341
                                                            ------------      ------------

                   Total current liabilities ............     30,493,663        38,675,997
                                                            ------------      ------------

Deferred credits ........................................     33,701,318        41,242,073
                                                            ------------      ------------

                                                            $476,465,571      $484,790,323
                                                            ------------      ------------




See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.

             Statements of Revenues, Expenses and Patronage Capital



                                                              Three-months                     Nine-months
                                                           ended September 30               ended September 30

                                                           1996            1995             1996            1995
                                                      -------------    ------------    -------------    ------------

                                                               (Unaudited)                      (Unaudited)

Operating revenues ................................   $  31,187,058    $ 29,353,885    $  97,529,513    $ 95,975,346
                                                      -------------    ------------    -------------    ------------

Operating expenses:

     Production ...................................       9,642,575       8,276,679       26,340,626      23,310,563

     Purchased power ..............................       2,671,658       2,733,659        7,590,852       7,955,084

     Transmission .................................         971,775         757,068        2,558,468       2,365,108

     Distribution .................................       1,957,063       2,654,834        6,788,497       7,721,999

     Consumer accounts ............................       1,714,338       1,818,577        5,283,576       5,253,204

     Administrative, general and other ............       3,073,386       3,166,450        9,746,665      10,208,034

     Depreciation and amortization ................       5,217,446       4,856,515       15,454,996      14,356,847
                                                      -------------    ------------    -------------    ------------

             Total operating expenses .............      25,248,241      24,263,782       73,763,680      71,170,839
                                                      -------------    ------------    -------------    ------------

Interest:

   On long-term debt ..............................       5,998,474       6,429,557       18,685,241      19,261,417

   Other ..........................................         376,545         135,062          877,380         519,899

   Charged to construction - credit ...............        (153,418)       (309,662)        (391,513)       (894,673)
                                                      -------------    ------------    -------------    ------------

             Net interest expense .................       6,221,601       6,254,957       19,171,108      18,886,643
                                                      -------------    ------------    -------------    ------------

             Net operating margins ................        (282,784)     (1,164,854)       4,594,725       5,917,864
                                                      -------------    ------------    -------------    ------------

Nonoperating margins:

     Interest income ..............................         180,726         212,017          571,869         578,123

     Other ........................................          89,546          70,345          144,037         (17,650)
                                                      -------------    ------------    -------------    ------------

             Total non-operating margins ..........         270,272         282,362          715,906         560,473
                                                      -------------    ------------    -------------    ------------

             Assignable margins ...................         (12,512)       (882,492)       5,310,631       6,478,337

Patronage capital at beginning of period ..........     100,660,740      98,385,504       95,421,358      91,079,686

Retirement of capital credits and
   estate payments ................................         (49,030)        (26,371)        (132,791)        (81,382)
                                                      -------------    ------------    -------------    ------------

Patronage capital at end of period ................   $ 100,599,198    $ 97,476,641    $ 100,599,198    $ 97,476,641
                                                      -------------    ------------    -------------    ------------





See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                            Statements of Cash Flows

                                                                                        Nine-months ended September 30

                                                                                             1996            1995
                                                                                         ------------    ------------

                                                                                                 (Unaudited)
Cash flows from operating activities:

   Assignable margins .................................................................  $  5,310,631    $  6,478,337
                                                                                         ------------    ------------

   Adjustments to reconcile assignable margins to net cash used in operating activities:

       Depreciation and amortization ..................................................    15,454,996      14,356,847

       Changes in assets and liabilities:
       (Increase) decrease in assets:

         Accounts receivable, net .....................................................     3,497,868       1,921,848

         Materials and supplies .......................................................    (1,747,304)      4,417,032

         Deferred charges .............................................................       228,629        (441,656)

         Prepayments ..................................................................      (923,489)       (813,696)

         Other ........................................................................        20,084        (112,253)

     Increase (decrease) in liabilities:
         Accounts payable .............................................................    (2,981,715)       (648,379)

         Accrued interest .............................................................    (6,756,232)     (6,956,652)

         Deferred credits .............................................................    (7,540,755)     (2,742,479)

         Consumer deposits, net .......................................................       (54,501)        (19,049)

         Other ........................................................................     4,266,957          60,387
                                                                                         ------------    ------------

                    Total adjustments .................................................     3,464,538       9,021,950
                                                                                         ------------    ------------



                    Net cash provided by operating activities .........................     8,775,169      15,500,287
                                                                                         ------------    ------------

Cash flows from investing activities:

   Extension and replacement of plant .................................................   (11,659,088)    (19,865,538)

   Investments in associated organizations ............................................        94,503         188,008
                                                                                         ------------    ------------

Net cash used in investing activities .................................................   (11,564,585)    (19,677,530)
                                                                                         ------------    ------------

Cash flows from financing activities:
   Net change in bank overdraft .......................................................      (492,204)        512,924

   Proceeds from long-term debt .......................................................    23,500,000      10,000,000

   Repayments of long-term debt .......................................................   (20,900,496)     (5,357,189)

   Retirement of patronage capital ....................................................      (132,791)        (81,382)

   Short-term borrowings, net .........................................................    (2,500,000)     (1,500,000)

   Other ..............................................................................       (43,647)       (106,780)
                                                                                         ------------    ------------

                    Net cash provided by (used) in financing activities ...............      (569,138)      3,467,573
                                                                                         ------------    ------------

                    Net decrease in cash and cash equivalents .........................    (3,358,554)       (709,670)

Cash and cash equivalents at beginning of period ......................................     6,371,687       5,975,927
                                                                                         ------------    ------------

Cash and cash equivalents at end of period ............................................  $  3,013,133    $  5,266,257
                                                                                         ------------    ------------



See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements

                               September 30, 1996

                                   (Unaudited)


1.   Presentation of Financial Information
     During interim periods, Chugach Electric Association, Inc. (Chugach) follows the accounting policies set forth in its audited financial statements included in Form 10-K filed with the Securities and Exchange Commission. Users of interim financial information are encouraged to refer to footnotes contained in Form 10-K when reviewing interim financial results. Management believes that the accompanying interim financial statements reflect all adjustments that are necessary for a fair statement of the results of the interim period presented. All adjustments made in the accompanying interim financial statements are of a normal recurring nature.

2.   Lines of Credit
     Chugach maintains a line of credit of $35 million with National Bank for Cooperatives (CoBank). The CoBank line of credit expires August 1, 1997 but is expected to be renewed. At September 30, 1996, Chugach had no outstanding balance on the CoBank line. In addition, the Association has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At September 30, 1996, there was an outstanding balance of $5.5 million at an interest rate of 6.30%. The NRUCFC line of credit expires February 19, 1998.

3.   Restricted Cash
     Beginning in the first quarter of 1996, Chugach began receiving grant funds from the Alaska Industrial Development and Export Authority (AIDEA) to finance the siting study for the Southern Intertie. Under the terms of the grant agreement, Chugach agreed to deposit these funds in a separate interest bearing bank account at its main banking institution. Chugach reimburses itself from this account monthly for expenditures related to the siting study. At September 30, 1996, this account contained a balance of $1,035,447.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Unaudited)


Results of Operations

Current Year Quarter Versus Prior Year Quarter

Operating revenues, that include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased by 6.3% for the quarter ended September 30, 1996 over the same quarter in 1995. The increase in revenues is attributable to higher kilowatt hour (kWh) sales to retail customers and one of the wholesale customer classes. Higher fuel costs also contributed to the increase since fuel and purchased power costs are passed directly to Chugach's customers through a fuel and purchased power adjustment factor. Demand and energy rates were higher by 0.4% and 0.7% for the wholesale customer classes in the third quarter of 1996 over the same period in 1995 which also contributed to the increase in revenues. Retail demand and energy rates did not change between the two quarters. All of these factors more than offset a small decrease in sales to one of the wholesale customer classes.

Refer to the year to date comparison section for a discussion of outstanding issues with the Alaska Public Utilities Commission (APUC).

Production expense increased for the quarter ended September 30, 1996 over the same period in 1995. This increase was due primarily to higher fuel costs associated with the increase in kWh sales and entering Period 2 under the long-term fuel supply contracts. For several years prior to this, the price of fuel had been ramped upwards to smooth the transition into Period 2. Entering Period 2 completed the ramp from the inexpensive take-or-pay gas contracts (old Beluga gas) to the new more market-based prices. Thus, future fuel costs are expected to be higher in comparison to prior periods. Transmission expense was higher for the quarter ended September 30, 1996 over the same period in 1995. The majority of this increase was caused by higher overhead line maintenance costs related to transmission right-of-way clearing activities. Distribution expense decreased during the third quarter of 1996 primarily due to lower costs associated with line maintenance expense (related to a reduction in distribution right-of-way clearing activities).

Other interest expense increased in the current period due to a higher average outstanding balance on the short-term line of credit. Interest charged to construction decreased for the quarter ended September 30, 1996 compared to the same period in 1995 due to a decrease in the balance in construction work in progress during the period.

Current Year to Date Versus Prior Year to Date

Operating revenues for the nine-month period ended September 30, 1996 increased relative to the same period in 1995. This increase in revenues was mainly due to higher kWh sales to retail and one of the wholesale customer classes. The higher sales levels more than offset slight decreases in average rates charged to these two classes. Furthermore, these impacts (higher sales and reduction in average rates) combined to offset a decrease in kWh sales and a small increase in average rates charged to the other wholesale rate class.

In April 1996 Chugach filed for a $1.15 million revenue requirement increase through its Simplified Rate Filing (SRF) procedure which resulted in proposed wholesale demand and energy rate increases of 2.5% to one wholesale customer class and 5.3% to the other. These rate increases were put into effect in May 1996 by the APUC on an interim-refundable basis pending investigation of several ratemaking issues. At the present time, Chugach and its wholesale customers are negotiating settlement proposals that address several of the issues raised in this docket. It is not known how the Commission will rule in this proceeding.

In August 1996 the Chugach Board of Directors elected to discontinue Chugach's participation in the SRF process to establish changes to base rates. Changing ratemaking methodology must be approved by the APUC, hence, the request is currently pending. Chugach will continue to be regulated by the APUC in the establishment of rate levels and options. Recovery of variations in fuel and purchased power costs will continue to occur through quarterly fuel surcharge filings.

Production  expense increased for the nine-month period ended September 30,
1996 for essentially the same reasons outlined in the quarter-to-date comparison section. Distribution expense decreased during the period due primarily to a lower level of line maintenance expense related to a reduction in distribution right-of-way clearing activities. The other operating expenses remained relatively constant when compared to the same period in 1995.

Other interest expense increased and interest-charged-to-construction decreased for the nine-months ended September 30, 1996, for the same reasons outlined above in the analysis of the quarter-to-quarter variance.

For the nine-month period ended September 30, 1996, Non-operating margins were higher than those for the same period in 1995. This is primarily due to the failure of a submarine cable that was recorded in 1995. No similar event occurred in 1996.

Financial Condition

Total assets declined by 1.7% from December 31, 1995 to September 30, 1996. The decrease is due primarily to the lower balance in net utility plant. This lower balance was caused by the higher accumulated depreciation reserve resulting from higher depreciation rates that have been implemented over a three-year phase-in program. The seasonal decline in accounts receivable and the reduction in restricted cash (due to amortization of the rate stabilization fund, see below) also contributed to the lower total asset balance. These impacts more than offset an increase in materials and supplies inventory caused by the refurbishment of several major generation components held in inventory. Notable changes to total liabilities include the decrease in First Mortgage bonds payable and the corresponding increase in CoBank long-term debt resulting from the repurchases of the Series 1 2022 bonds. Accrued interest decreased due to the semi-annual bond interest payment made in September. Deferred credits decreased due to additional amortization of the original gain on refinancing resulting from the aforementioned bond repurchases. These impacts more than offset the increase in other liabilities due to the reclassification of the current portions of both the rate stabilization fund and the submarine cable reserve that will be returned to customers in 1996 and early 1997.

Liquidity and Capital Resources

Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $50 million line of credit from NRUCFC and a $35 million line of credit with CoBank. At September 30, 1996, Chugach had $5.5 million outstanding with NRUCFC that carried an interest rate of 6.30%.

Capital construction in 1996 is estimated at approximately $26 million. At September 30, 1996, approximately $11.7 million has been expended.

Chugach has negotiated a supplemental indenture (Third Supplemental Indenture of Trust) with CoBank for up to $80 million in future bond financing. At September 30, 1996, Chugach had bonds in the amount of $56.6 million outstanding under this financing arrangement. The balance is comprised of a $1.6 million bond (CoBank 1) that carries an interest rate of 8.95% maturing in 2002, a $10.0 million bond (CoBank 2) priced at 7.76% due in 2005, a $21.5 million bond (CoBank 3) priced at 6.30% (repriced monthly) and a $23.5 million bond (CoBank
4) priced at 6.30% (also repriced monthly). Principal payments on the CoBank 3 and 4 bonds commence in 2003 and continue through 2022. Additionally, Chugach has negotiated a similar supplemental indenture (Fifth Supplemental Indenture of Trust) with NRUCFC also for $80 million. At September 30, 1996, there were no amounts outstanding under this financing arrangement.

To date, Chugach has repurchased $39.3 million of its Series 1 2022 bonds. This strategy has been in response to the favorable long-term interest rate environment. Chugach will continue to explore similar repurchase transactions if market conditions warrant such action. Except for any further repurchases of its bonds (and any similar future refinancings), Chugach does not anticipate issuance of additional long-term debt in 1996.

Chugach management continues to expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 1996.

Chugach's current ratios (current assets divided by current liabilities) at December 31, 1995 and September 30, 1996 were as follows:


                                                           Current Ratio

                   December 31, 1995                           1.12
                   September 30, 1996                          1.31

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


                           PART II. OTHER INFORMATION



Item 1. Legal Proceedings

Standard Steel Salvage Yard Site

As previously reported in the Form 10-Q for the period ended June 30, 1996, a cost recovery action was filed in Federal District Court on December 27, 1991, by the United States against Chugach and six other Potentially Responsible Parties (PRPs) seeking reimbursement of removal and response action costs (Past Response Costs) incurred by US Environmental Protection Agency (EPA) at the Standard Steel and Metals Salvage Yard Superfund Site in Anchorage, Alaska
(Site). The six other PRPs named in the action are the Alaska Railroad, Westinghouse Electric Corporation, Sears, Roebuck and Co., Montgomery Ward & Co., J.C. Penney Company, Inc. and Bridgestone/Firestone, Inc.

On September 23, 1992,  Chugach entered into an Administrative  Order on Consent
(AOC) with the EPA to perform a remedial investigation and feasibility study (RI/FS) for the Site. Under a separate agreement, several federal agency PRPs are reimbursing Chugach for 75% of the costs of performing the RI/FS. Chugach's contractors now have completed the RI/FS for the Site and, based on the results of the RI/FS, EPA has selected a remedy for cleanup of the Site which has been documented in a Record of Decision (ROD). The preferred remedy for cleanup of the Site selected by EPA is soil treatment by means of stabilization and solidification (S/S). Although Chugach's contractors completed the RI/FS, EPA has required Chugach to perform additional work pursuant to the AOC. Since the last report in the Form 10-Q, EPA has required Chugach under the AOC to conduct site repair work and a treatability study in addition to removing drums containing potentially regulated materials.

As previously reported in the Form 10-Q, all of the PRPs and the United States government, including EPA and the Department of Justice (DOJ), negotiated a Partial Consent Decree to settle both the cost recovery action and the PRPs' (including the federal PRPs') alleged liability for costs associated with the Site through completion of work under the AOC and entry of the Partial Consent Decree. The Partial Consent Decree reflects a settlement in which the United States has agreed to compromise some of its costs. The Partial Consent Decree was lodged with the Federal District Court on October 9, 1996, and is expected to be entered by the Court in November 1996.

The Partial Consent Decree allocates to Chugach 14.37% of Past Response Costs, DOJ enforcement costs (through entry of the Consent Decree), RI/FS Costs, and EPA oversight costs (through completion of work under the AOC) incurred in connection with the Site. RI/FS Costs include scrap and drum removal costs and expenses associated with the site work and treatability study being conducted by Chugach's contractors during the fall and winter of 1996- 1997 and EPA oversight costs include all costs of overseeing work conducted under the AOC, including the site work and treatability study. Because Chugach is currently funding the RI/FS, the Partial Consent Decree requires the other PRPs to reimburse Chugach and, in the event any PRP fails to make such reimbursement, the Partial Consent Decree provides a credit to Chugach for the unreimbursed amounts. If applicable, this credit will be applied to reduce Chugach's obligation to pay EPA oversight costs so that the total amount paid by Chugach will not exceed 14.37% of the costs being settled under the Partial Consent Decree.

The total estimated cost of the settlement under the Partial Consent Decree is approximately $6,800,000 for Past Response Costs (including interest from December 1991), RI/FS costs (including scrap and drum removal, site repair and treatability study costs), DOJ enforcement costs (as compromised by the US) and EPA oversight costs. This total cost is an estimate because costs (both RI/FS and Oversight) have not been fully incurred in connection with the drum removal and treatability study and because interest will continue to accrue on Past Response Costs until paid by the PRPs. The Partial Consent Decree does not settle Chugach's liability for future costs of designing and performing a remedy to cleanup the Site (Future Costs). Applying Chugach's percentage share under the Partial Consent Decree (14.37%), the total Chugach will have to pay to settle all costs associated with the Site except Future Costs is approximately $977,160.

Although the Consent Decree does not settle Chugach's or the other private PRPs' liability for Future Costs, the Partial Consent Decree does bind the federal PRPs and the Alaska Railroad to pay an aggregate share of 64% of Future Costs. In addition, since the last report in the Form 10-Q, Chugach and the five other private PRPs have reached a settlement to divide the remaining 36% of Future Costs among themselves. The 36% of Future Costs will be allocated between the private PCB (polychlorinated biphenyl) generators (Chugach and Westinghouse) and the private lead generators (primarily Sears) in accordance with a 57% - 43% allocation, respectively. Thus, assuming the private PCB generator share will be divided 75% - 25% between Chugach and Westinghouse (as it has in the past), Chugach's percentage share of liability for Future Costs will equal 15.39%.

Chugach's agreement to perform remedial design and remedial action (RD/RA) at the Site will be memorialized in a new Consent Decree to be negotiated among the private PRPs and the United States. This new Consent Decree is expected to contain the scope of work for the RD/RA as well as settlement terms, including EPA's covenant not to sue Chugach and the other private PRPs for Future Costs once the RD/RA is completed. Based on the scope of work required under the ROD and cost estimates contained in the FS report, the current estimate of Future Costs of RD/RA at the Site ranges from $5,231,200 to $6,619,800. Although EPA has selected S/S as the cleanup remedy in the ROD, the actual, full scope of the S/S cleanup at the Site will not be known, and the projected costs associated with the remedy cannot be refined, until EPA approves remedial design documents. Based on currently available information, however, Chugach's share of Future Costs for RD/RA work at the Site will be between approximately $805,082 and $1,018,787 (15.39% of estimated low-end and high-end RD/RA costs). This amount is expected to be paid in installments by Chugach as the RD/RA work is being performed throughout 1997 and 1998.

In addition to the RD/RA costs estimated above, EPA will charge Chugach and the other PRPs the costs of EPA's oversight of the RD/RA. At this time, EPA has not provided an estimate of RD/RA oversight costs. Based on the projected oversight costs relating to the RI/FS and EPA oversight costs at other sites, EPA's RD/RA oversight costs may be between $500,000 and $750,000. Combining Chugach's anticipated costs under the Partial Consent Decree and projected share of costs for the RD/RA (including EPA oversight costs), the total that Chugach may pay for all costs associated with the Site ranges from approximately $1,859,192 to $2,111,372.

Four of Chugach's insurance carriers have agreed under a reservation of rights to pay, and currently are paying, Chugach's costs of defense for the Site. The carriers have reserved their rights regarding indemnification of Chugach for response costs. Management believes that all past and future costs incurred for response, removal, investigation and cleanup of the Site would be fully recoverable in rates or covered by insurance and therefore would have no impact on Chugach's financial condition or results of operations.

Items 2, 3, 4 and 5

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Closing documents dated September 30, 1996 First Mortgage Bond, CoBank Series (CoBank-4), Due June 15, 2022, pursuant to the Third Supplemental Indenture of Trust.

              Partial Consent Decree in Standard Steel Superfund Site matter.

              Financial Data Schedule.

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed for the quarter ended September 30, 1996.

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


                           Date:     November 13, 1996



                           By:      /s/ Evan J. Griffith, Jr.
                                    Evan J. Griffith, Jr.
                                    Executive Manager, Finance & Planning


                           Date:     November 13, 1996

EXHIBITS

Listed below are the exhibits which are filed as part of this Report:


Exhibit
number                              Description                         Page **


4.4.4 Closing documents dated September 30, 1996 First Mortgage Bond, CoBank Series (CoBank-4), Due
                           June 15, 2022 pursuant to the Third Supplemental
                           Indenture of Trust.                              N/A

19.2                       Partial Consent Decree in Standard Steel Superfund
                           Site matter.                                     N/A

27                         Financial Data Schedule                          N/A




**  Filed Electronically