Form 10-K
period 1996-12-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 1997-03-31
CIK 878004

FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              (As last amended in Rel. No. 34-31327, eff. 10-21-92)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(x)Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the fiscal year ended December 31, 1996

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (Fee Required)
For the transition period from ____________________ to _____________________

Commission file Number 33-42125

              Chugach Electric Association, Inc.
(Exact name of registrant as specified in its charter)

              Alaska                                      92-0014224
   (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                   Identification No.)

    5601 Minnesota Drive, Anchorage, Alaska                          99518
Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code  (907) 563-7494

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered




Securities registered pursuant to Section 12(g) of the Act:


                                (Title of class)


                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes / / No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. N/A

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405). N/A

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          1996 Form 10-K Annual Report

                                Table of Contents

                                                                           Page
                                     PART I

Item  1 -  Business                                                           1

Item  2 -  Properties                                                        11

Item  3 -  Legal Proceedings                                                 15

Item  4 -  Submission of Matters to a Vote of Security Holders               18

                                     PART II

Item  5 -  Market for Registrant's Common Equity and Related
                  Stockholder Matters                                        18

Item  6 -  Selected Financial Data                                           18

Item  7 -  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  19

Item  8 -  Financial Statements and Supplementary Data                       33

Item  9 -  Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                   53

                                    PART III

Item 10 -  Directors and Executive Officers of the Registrant                53

Item 11 -  Executive Compensation                                            55

Item 12 -  Security Ownership of Certain Beneficial Owners and
                  Management                                                 58

Item 13 -  Certain Relationships and Related Transactions                    58

                                     PART IV

Item 14 -  Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K                                                58

          SIGNATURES                                                         71

                                     PART I

                                Item 1 - Business

GENERAL

Chugach Electric Association, Inc. (Chugach or Association) is the largest electric utility in Alaska. Chugach was organized as an Alaska not-for-profit electric cooperative in 1948 and is engaged in the generation, transmission and distribution of electricity to approximately 67,000 metered locations in the Anchorage and upper Kenai Peninsula areas. Through an interconnected regional electrical system, Chugach's power flows throughout Alaska's Railbelt, a 400-mile-long area stretching from the coastline of the southern Kenai Peninsula to the interior of the state, including Alaska's largest cities, Anchorage and Fairbanks. On a regular basis, through its direct service to retail customers and indirectly through its wholesale and economy energy sales, Chugach provides some or all of the electricity used by approximately two-thirds of Alaska's electric customers. In addition, on a periodic basis, Chugach provides electricity to the Anchorage-area customers of Municipal Light & Power (ML&P).

Chugach also supplies much of the power requirements of three wholesale customers, Matanuska Electric Association (MEA), Homer Electric Association (Homer) and the City of Seward (Seward). Substantially all of Chugach's currently owned generating capacity is fueled by natural gas, which Chugach purchases under long-term, relatively low-cost gas contracts. The remainder of Chugach's generating resources are hydroelectric facilities. The Chugach system includes 501.4 megawatts (MW) of installed generating capacity that is provided by 15 generating units, 1,556 miles of distribution lines and 402 miles of transmission lines. During 1996, Chugach sold 2.22 billion kilowatt hours (kWh) of power.

In general, cooperatives are business organizations that are owned by their members. Cooperatives are designed to give groups of individuals or entities the opportunity to serve their own needs in a particular area of business activity and to solve their own problems in that area more effectively than when acting independently. In addition, as not-for-profit organizations, cooperatives are intended to provide services to their members at the lowest possible cost, in part by eliminating the need to produce profits or a return on equity. Today, cooperatives operate throughout the United States in such diverse areas as utilities, agriculture, irrigation, insurance and credit. All cooperatives are based upon similar principles and legal foundations. Since members' equity is not considered an investment, a cooperative's objectives and policies are oriented to serving member interests, rather than maximizing return on investment.

Chugach's members are the consumers of the electricity sold by Chugach. As of December 31, 1996, Chugach had approximately 54,000 retail members receiving service at approximately 67,000 metered locations. The business and affairs of Chugach are managed by the General Manager and are overseen by its seven-member Board of Directors. Directors are elected at large by the membership and serve three-year staggered terms. Each member is entitled to one vote. In addition to voting for directors, members have voting rights with respect to the sale, lease, or other disposition, except by mortgage or deed of trust, of all or a substantial portion of Chugach's property.

Chugach customers are billed per a tariff rate, on a monthly basis for electrical energy consumed during the preceding month. Billing rates are approved by the Alaska Public Utilities Commission (APUC). Such rates have been adjusted quarterly or semi-annually pursuant to a simplified rate filing procedure (see Rate Regulation and Rates).

Rates (derived from the historic cost of service basis) may generate revenues in excess of current period costs (net operating margins and nonoperating margins) in any year and are designated on Chugach's Statements of Revenues, Expenses and Patronage Capital as "assignable margins." Retained assignable margins are designated on Chugach's balance sheet as "patronage capital," which is assigned to each member on the basis of patronage.

In furtherance of Chugach's operations as a cooperative, Chugach credits to its members, or patrons, all amounts received from the patrons for the furnishing of electricity in excess of Chugach's operating costs, expenses and provision for reasonable reserves. Such excess amounts (i.e., assignable margins) are considered capital furnished by the patrons, and are credited to their accounts and held by Chugach until such future time as they are retired and returned without interest. Chugach's Bylaws provide that such capital credits are to be retired (i) upon Chugach's dissolution or liquidation after payment of all of Chugach's outstanding indebtedness or (ii) at any earlier time if the Board of Directors determines that Chugach's financial condition will not be thereby impaired. At December 31, 1996, Chugach has a policy of retiring patronage capital on a general 20-year cycle for retail customers (i.e., patronage capital provided by the retail customer in 1975 is retired in 1995). In recent years, this rotation has been accelerated to a 13-year rotation cycle. In 1996, the Board of Directors approved a retirement of retail capital credits, whereby, one-half of the retail margins earned in 1983 were returned to retail customers. Wholesale capital credits have been retired on a 10-year cycle pursuant to the Equity Management Plan Settlement Agreement, despite its expiration in 1995. A new Settlement Agreement (different than the aforementioned agreement) has been negotiated with Alaska Electric Generation & Transmission Cooperative, Inc. (AEG&T)/MEA/Homer and has been approved by the APUC. Under this agreement, wholesale capital credits will continue to be rotated on a 10-year cycle until 1998. After 1998, wholesale capital credits are expected to be rotated using the retail schedule in place at that time. Chugach is currently in the process of updating its Equity Management Plan which will address future rotation schedules for wholesale and retail customers. When complete, the plan will be submitted to the Board of Directors for approval. Approval of actual capital credit retirements is at the discretion of the Association's Board of Directors.

As an electric cooperative, Chugach is exempt from federal income taxation under
Section 501(c)(12) of the Internal Revenue Code (Code). Alaska electric cooperatives must pay to the State of Alaska, in lieu of state and local ad valorem, income and excise taxes, a tax at the rate of $0.0005 per kWh of electricity sold in the retail market during the preceding year. In addition, Chugach collects a regulatory cost charge of $.000322 per kWh of retail electricity sold. This charge is assessed to fund the operations of the APUC. It is a pass-through and thus does not impact Chugach margins. Beginning January 1, 1997, the regulatory cost charge was reduced to $.000297 per kWh of retail electricity sold.

Chugach's workforce consists of approximately 356 full-time employees. Approximately two-thirds of Chugach's employees are members of the International Brotherhood of Electrical Workers (IBEW). Chugach has collective bargaining agreements with the IBEW which are in effect through January 1998.

Characteristics of the Service Areas of Chugach and its Largest Customers

As indicated in the foregoing, the service areas of Chugach and its wholesale and economy energy customers are often described collectively as the Railbelt Region of Alaska because the three geographic regions, from Fairbanks in central Alaska, through Anchorage, and south to the Kenai Peninsula, are linked by the Alaska Railroad.

Anchorage is the trade, service and financial center for most of Alaska and serves as a major center for many state governmental functions. Other significant contributing factors to the Anchorage economy include a large federal government and military presence, tourism, air and rail transportation facilities, and headquarters support for the petroleum, mining and other basic industries located elsewhere in the state.

The Matanuska-Susitna Borough is immediately northeast of Anchorage, centered around the communities of Palmer and Wasilla. Although agriculture, tourism, mining and forestry are factors in the economy of the Matanuska-Susitna Borough, the economic well-being of the area is closely tied to that of Anchorage.

The Kenai Peninsula is south of Anchorage with an economy substantially independent of the Anchorage area. The most significant basic industry on the Kenai Peninsula is the production and processing of petroleum products from Cook Inlet. Other important basic industries include tourism and fish harvesting and processing. Principal communities on the Kenai Peninsula are Homer, Seward, Kenai and Soldotna.

Fairbanks is the center of economic activity for the central part of the state. Fairbanks (250 air miles north of Anchorage and about 400 air miles south of Alaska's northern border) is Alaska's second largest city. Basic economic activities in the Fairbanks region include federal and state government and military operations, the University of Alaska, tourism and support of natural resource development in the interior and northern parts of the state. Recently a major gold mine has commenced operation near Fairbanks. The Trans-Alaska Pipeline System passes near Fairbanks on its route from Prudhoe Bay to Valdez.

Rate Regulation and Rates

Chugach is subject to rate regulation by the APUC. In January 1987, the APUC adopted a simplified rate filing (SRF) procedure for use solely by electric cooperatives. Under the SRF procedure, electric cooperatives may submit proposed base demand and energy rate changes to the APUC for approval (either on a quarterly or semi-annual basis) without the necessity of undergoing a formal hearing process. The proposed rates must be approved by the Board of Directors of the electric cooperative before they will be accepted by the APUC for consideration. Chugach has been a participant in this process since 1989.

In August 1996, the Chugach Board of Directors approved a petition to the APUC to withdraw from the SRF process. The petition was submitted as part of Docket U-96-37, which was opened to resolve rate disputes with Chugach's wholesale customers. Interim-refundable rates for wholesale customers were ordered pending resolution of the docket. In February 1997, the APUC approved a Settlement Agreement between Chugach and AEG&T/MEA/Homer that resolved issues in the docket and established permanent rates. As part of the Settlement Agreement, the wholesale customers agreed not to oppose Chugach's withdrawal from SRF. The APUC orders have not addressed Chugach's withdrawal from SRF but Chugach anticipates approval of its petition. As part of the Order, the Association was required to file Cost of Service and Revenue Requirement Studies. Chugach filed these studies in March 1997.

If Chugach's petition to withdraw from the SRF process is approved, future demand and energy rate changes will be sought through general rate case and other normal APUC procedures. While the formal ratemaking process typically takes nine months to one year, it is within the APUC's authority to authorize, after a notice period, rate changes on an interim- refundable basis. In addition, the APUC has been willing to open limited dockets to resolve specific issues from which expeditious decisions can often be generated.

For 1997, Chugach management and its Board of Directors have committed that retail and wholesale base rates will remain at current levels. As part of the Settlement Agreement with AEG&T/MEA/Homer, Chugach has committed that their demand and energy rate levels remain at current levels through 1999 and may be reduced if existing rates provide returns higher than specified in the Agreement. The Association will continue to recover changes in its fuel and purchased power expense levels through routine fuel surcharge filings with the APUC.

Chugach currently manages its business in an effort to meet or exceed an average overall TIER of 1.25 from operations in accordance with its Equity Management Plan. The Indenture of Trust, Series A, First Mortgage bonds (Indenture) dated September 15, 1991 requires Chugach to set rates designed to yield margins for interest (a TIER-like statistic) equal to at least 1.20 times total interest expense. The authorized rate-setting TIER level of 1.35 has allowed Chugach to achieve greater than the 1.20 margins for interest. In the Cost of Service and Revenue Requirement Studies filed in March 1997, Chugach requested a rate-setting TIER of 1.25. In 1996, Chugach's achieved TIER was 1.39.

Sales to Customers

The following table shows the energy sales to and electric revenues from Chugach's retail, wholesale, and economy energy customers for the year ended December 31, 1996:

                 Energy Loads and Revenues by Class of Customer


                                                                Percent of Total
                                       MWh        1996 Revenues   1996 Revenues
                                       ---        -------------   --------------

Direct retail sales:
   Residential                        485,423      $ 47,109,647         35.3%
   Commercial                         527,006        39,218,216         29.4
                                    ---------       -----------       ------
       Total                        1,012,429        86,327,863         64.7
                                    ---------       -----------       ------

Wholesale sales:
   MEA                                491,541        22,881,086         17.2
   Homer                              414,284        16,062,969         12.0
   Seward                              51,476         2,075,293          1.6
                                    ---------       -----------       ------
        Total                         957,301        41,019,348         30.8
                                    ---------       -----------       ------

Economy Energy Sales:
   GVEA                               246,020         6,004,542          4.5
   Other                                   92             3,693          0.0
                                    ---------       -----------       ------
                                      246,112         6,008,235          4.5
                                    ---------       -----------       ------

        Total sales to customers    2,215,842     $ 133,355,446       100.00%
                                    ---------       -----------       ------



Retail Customers

Certificated Service Territory. Chugach's retail service area covers the populated areas of Anchorage as well as remote mountain areas and villages. The service area ranges from the northern Kenai Peninsula on the South, to Tyonek on the West, to Whittier on the East and to Fort Richardson on the North. Any change in Chugach's certificated service area requires the approval of the APUC.

Customers. Chugach directly serves approximately 67,000 retail customers, as measured by meters. There are approximately 54,000 members of Chugach; not all customers are members due to the high density of multiple family dwellings in the retail service area. In many ways, Chugach's retail customer base does not conform to the traditional rural electric cooperative customer base in that Chugach's customers are primarily urban and suburban rather than rural. The urban nature of Chugach's customer base means that Chugach has a higher customer density per line mile than is typical for rural electric cooperatives. Higher customer density means that fixed costs can be spread over a greater number of customers. As a result of lower average costs attributable to each customer, Chugach may benefit from a greater level of stability in revenue, as compared to a less dense distribution system in which each individual customer would have a more significant impact on operating results. For the past five years no retail customer accounted for more than 5% of Chugach's revenues.

Wholesale Customers

Chugach is the principal supplier of power under wholesale power contracts with MEA, Seward and Homer. Chugach's wholesale power contracts represented $41.0 million in revenues and 30.8% of Chugach's total sales to customers in 1996.

MEA and Homer. Chugach's contract with AEG&T (a generation and transmission cooperative of which MEA and Homer are the only full-fledged members; ML&P is an associate member) for the benefit of MEA obligates MEA to purchase all of its electric power requirements from Chugach. Contractually, MEA has the right, subject to APUC approval, to convert to a net requirements purchaser of power from Chugach, under which MEA would be obligated to buy its needed power from Chugach, net of its power needs satisfied from any of its own or AEG&T's resources (including from the 39 MW Soldotna 1 gas-fired generating station owned by AEG&T).

After conversion to net requirements under the contract, MEA cannot reduce the amount of power it purchases from Chugach below a certain minimum amount. MEA also has the right, on seven years advance notice and subject to APUC approval, to convert to a take-or-pay purchaser of a fixed amount of power. If MEA converts to net requirements service, MEA will be required to pay demand charges based upon the highest post-1985 historical coincident peak of the MEA system. Therefore, Chugach will continue to recover fixed costs if MEA converts to net-requirements service. Also, Chugach's revenues from energy sales to MEA would decline in proportion to the reduction in the energy sold, but this decline would be largely offset by savings in the variable costs associated with energy production. The MEA contract is in effect through December 31, 2014. Chugach's contract with AEG&T for the benefit of Homer obligates Homer to take-or-pay for 73 MW of capacity (demand), and not less than 350,000 MWh (energy) per year. The Homer contract includes certain limitations on the costs that may be included in the rates charged to Homer by Chugach. The Homer contract expires on January 1, 2014. Homer's remaining resource requirements are provided by AEG&T's Soldotna unit and AEG&T shares attributable to Homer from the Bradley Lake hydroelectric project. Chugach and AEG&T have signed a dispatch agreement whereby Chugach has access to all of the Soldotna unit output except that which is required to supply Homer's load in excess of 73 MW. The term is for 40,000 operating hours or 10 years, whichever is first, although the term will be extended by three years if Chugach makes significant use of the unit during the last three years of the original contract term. Chugach agreed to generate at least 322 GWh and obtained an economical gas supply for the unit. AEG&T receives payment for variable operating and maintenance costs plus a margin for energy produced by the unit. Chugach obtained use of the unit output while AEG&T retained ownership costs and responsibility. In 1996, Chugach used 47 GWh from the Soldotna unit.

Seward. Chugach currently provides all the firm power needs of Seward. Renewal and extension of Chugach's contract with Seward is currently under negotiation. In 1996, sales under this agreement amounted to 1.6% of Chugach's sales to customers.

Economy Customers

Golden Valley Electric Association. Under the terms of Chugach's agreement with Golden Valley Electric Association (GVEA), GVEA is obligated, under certain circumstances, to purchase, if available from Chugach, its non-firm energy needs until 2008. Sales under this agreement accounted for 4.5% of Chugach's 1996 sales revenues. Chugach and GVEA have entered into a tentative pooling agreement whereby the resources of both utilities would be dispatched on a common basis to reduce constraints on when non-firm energy would be available to GVEA. Construction of a coal-fired generation facility at Healy (Healy II) is underway with 50% of the construction costs funded from a United States Department of Energy grant under the Clean Coal Technology III Demonstration Program. This facility is projected to be operational in mid-1998 and is expected to produce up to 50 MW of coal-fired power. When Healy II becomes operational, GVEA will reduce its purchases of non-firm energy from Chugach by taking firm power from Healy II. Chugach's management does not believe that such a reduction will have a material adverse effect on Chugach. The Ft. Knox gold mine with an anticipated load of 30-35 MW began operation during the last quarter of 1996.

FUEL SUPPLY

In 1996, 91% of Chugach's power was generated from gas, and 91% of that gas-fired generation took place at Beluga.

Chugach's three sources of natural gas are (1) the Beluga River Field producers [ARCO Alaska, Inc. (ARCO), Municipal Light & Power (ML&P) (old Shell) and Chevron USA Inc. (Chevron)], (2) Marathon Oil Company (Marathon) and (3) ENSTAR Natural Gas Company (ENSTAR). ARCO, ML&P and Chevron each own one-third of the gas produced from the Beluga River Field and in 1996 provided approximately equal shares of the Beluga gas. Chugach has approximately 471 billion cubic feet
(BCF) of gas committed to it from the Beluga River Field producers and Marathon. Chugach currently uses about 20 BCF of natural gas per year for firm service. Chugach believes that this usage will remain fairly constant and estimates that its current contract gas will last 18 to 21 years. In 1996, Shell sold its interests in the Beluga River Field to ML&P and ML&P assumed Shell's contractual obligations to sell natural gas to Chugach. Chugach believes that this transfer will have no material effect on the delivery of Beluga gas to Chugach.

Chugach's fuel supply is lower priced than that available to other generators in the interconnected Railbelt. ML&P burns natural gas purchased from the Beluga River Field producers and transported by ENSTAR. Chugach has a transportation contract with ENSTAR to transport Chugach gas purchased from Marathon or the Beluga River Producers to the Soldotna (AEG&T) and/or International Power plants (International). The rate for firm transportation is $0.63 per MCF and the rate for interruptible transportation is $0.30 per MCF. There is a minimum monthly bill of $2,600. The primary reasons that Chugach's fuel supply is lower priced than that available to other generators are (i) Chugach purchases its gas directly from producers rather than from gas utilities and (ii) Chugach's power plants are located in close proximity to gas fields so that there are insignificant transportation costs included in the price of the fuel. ML&P currently depends on ENSTAR to transport all of the gas it uses. The ENSTAR tariff rate is $105,000 per month plus $0.28 per MCF.

GVEA uses both coal-fired and oil-fired generators. Because of the high cost of fuel oil, GVEA is normally an importer of lower cost power from the south.

Beluga River Field Producers

Chugach has similar requirements contracts with each of ARCO, ML&P (old Shell) and Chevron that were executed in April 1989, superseding contracts that had been in place since 1973. Each of the contracts with the Beluga River Field producers provides for delivery of gas on different terms in three different periods. Period 1 related to the delivery of gas previously committed by the respective producer under the 1973 contracts terminated in June 1996. The maximum deliverability under the Beluga and Marathon contracts is in excess of the peak winter demand requirements of the Beluga plant and allows for increased deliverability should Chugach's combined-cycle plant be out of service.

During Period 2, which began in June 1996 and continues until the earlier of the delivery of 180 BCF of natural gas or December 31, 2013, Chugach is entitled to take delivery of up to 180 BCF of natural gas (60 BCF per Beluga River Field producer). During this period, Chugach is required to take 60% of its total fuel requirements at Beluga from the three Beluga River Field producers, exclusive of gas purchased at Beluga under the Marathon contract for use in making sales to GVEA or certain other wholesale purchasers. The price for gas during this period under the ARCO and ML&P (old Shell) contracts is approximately 88% (or $1.28 per MCF on December 31, 1996) of the price of gas under the Marathon contract (described below), plus taxes. The price during this period under the Chevron contract is approximately 110% (or $1.60 per MCF on December 31, 1996) of the price of gas under the Marathon contract (described below), plus taxes.

During Period 3 under the Beluga River Field producers' contracts, which begins at the earlier of December 31, 2013 or the end of Period 2, Chugach may become entitled to take delivery of up to 120 BCF of natural gas (40 BCF per producer). Whether any gas will be taken in Period 3, and the price and take requirements with respect thereto, are to be determined in the future based upon then-current market conditions.

Chugach also has supplemental, annually renewable contracts with the Beluga River Field producers to supply supplemental gas (for peak periods of energy usage) if they have it available in excess of the amounts guaranteed in the basic contracts. The supplemental gas contracts raise the daily deliverability of gas to an aggregate of 85,200 MCF per day from the Beluga River Field producers. The base price of the gas under these contracts is the same as the base price under the Marathon contract described below, plus taxes.

Marathon

Chugach entered into a requirements contract with Marathon in September 1988 for an initial commitment of 215 BCF. The contract expires December 31, 2015 or, if earlier, the date on which Marathon has delivered to Chugach a volume of gas in total which equals or exceeds the total volume of gas that Marathon is required to sell and deliver to Chugach under the agreement. The base price for gas under the Marathon contract is $1.35 per MCF, adjusted quarterly to reflect the percentage change between the preceding twelve-month period and a base period in the average prices of West Texas Intermediate Crude Oil (a benchmark of the Light Sweet Crude Oil Futures Index), the Producer Price Index for natural gas, and the Consumer Price Index for heating fuel oil. The price on December 31, 1996, exclusive of taxes was $1.45 per MCF.

Under the terms of the Marathon contract, Marathon generally provides the primary supply of gas required for sales to GVEA, all of Chugach's requirements at Bernice Lake and 40% of the requirements at Beluga. Marathon also has a right of first refusal to provide additional gas under any sales agreements that Chugach may enter into with electric utilities that Chugach does not currently serve.

ENSTAR Natural Gas Company

Chugach and ENSTAR signed a transportation agreement in December 1992 that was approved by the APUC in January 1993, whereby ENSTAR would transport Chugach's gas purchased from the Beluga producers or Marathon on a firm basis to both
Chugach's International Power Plant and AEG&T's Soldotna Power Plant at a transportation rate of $0.63 per MCF. In addition, ENSTAR agreed to transport gas on an interruptible basis for off-system sales at a rate of $0.30 per MCF. The agreement contains a minimum monthly bill of $2,600 for firm service.

Chugach holds a reservation to receive its gas requirements at International Power Plant from ENSTAR under a tariff approved by the APUC in the event that the transportation agreement is subsequently canceled. Under the currently suspended tariff, ENSTAR is obligated to supply all of the gas Chugach desires at a price approved by the APUC. There would be a monthly minimum bill of $10,465, but no requirement to actually use any gas at International. The current delivered price under the tariff is $2.53 per MCF.

COMPLIANCE WITH ENVIRONMENTAL STANDARDS

Regulatory initiatives arising out of recent amendments to State and Federal environmental laws (including the Clean Air Act Amendments of 1990) may require significant capital expenditures in the future. These initiatives have not developed to the point where their financial impact on Chugach can be determined. Other environmental compliance changes will require new substation designs to incorporate spill containment features. The cost of incorporating these features has been considered in future construction work plan projects.

REFINANCINGS

On September 19, 1991, Chugach issued $314,000,000 of First Mortgage Bonds, 1991 Series A, for purposes of repaying existing debt to the Federal Financing Bank
(FFB) and the Rural Electrification Administration (REA), (now Rural Utilities Services (RUS)). Pursuant to Section 311 of the Rural Electrification Act, Chugach was permitted to prepay the REA debt at a discounted rate of approximately 9%, resulting in a discount of approximately $45,000,000. The gain on prepayment of the REA debt has been deferred and Chugach has obtained permission from the APUC to flow through the benefit to consumers through lower rates in the future.

Of the total issuances, bonds in the amount of $52,000,000 are due in 2002 and bear interest at 8.08% (Series A 2002 Bonds) and bonds in the original amount of $262,000,000 are due in 2022 and bear interest at 9.14% (Series A 2022 Bonds). Interest is payable semiannually on March 15 and September 15. The Series A 2002 Bonds are subject to annual sinking fund redemption at 100% of the principal amount thereof that commenced March 15, 1993. The Series A 2022 Bonds are subject to annual sinking fund redemption at 100% of the principal amount thereof commencing March 15, 2003. The Series A 2002 Bonds are not subject to optional redemption. The Series A 2022 Bonds are redeemable at the option of Chugach on any interest payment date at an initial redemption price of 109.14% of the principal amount thereof declining ratably to par on March 15, 2012. The Indenture prohibits outstanding short-term indebtedness (other than trade payables) in excess of 15% of Chugach's net utility plant and limits certain cash investments to specific securities. Chugach has reacquired $39,295,000 of the Series A 2022 bonds since December 1995 leaving a remaining balance of $222,705,000 at December 31, 1996.

Chugach has negotiated a supplemental indenture (Third Supplemental Indenture of Trust) with CoBank for up to $80 million in future bond financing. At December 31, 1996, Chugach had bonds in the amount of $56.6 million outstanding under this financing arrangement. This balance is comprised of a $1.6 million bond (CoBank 1) which carries an interest rate of 8.95% maturing in 2002, a $10 million bond (CoBank 2) with a 7.76% interest rate, due in 2005, a $21.5 million bond (CoBank 3) currently priced at 6.45% (repriced monthly) and a $23.5 million bond (CoBank 4) currently priced at 6.45% (also repriced monthly). Principal payments on the CoBank 3 and 4 bonds commence in 2003 and continue through 2022. In addition, Chugach has negotiated with NRUCFC for another $80 million supplemental indenture (Fifth Supplemental Indenture of Trust). At December 31, 1996, no amounts were outstanding under this financing arrangement.

                               Item 2 - Properties

SYSTEM ASSETS

General

Chugach has 501.4 MW of installed capacity consisting of 15 generating units at four power plants. These include 365.6 MW of operating capacity at Beluga on the west side of Cook Inlet; 70.0 MW of power at Bernice Lake on the Kenai Peninsula; 48.6 MW of power at International Station in Anchorage; and 17.2 MW at Cooper Lake, which is also on the Kenai Peninsula. In addition to its own generation, Chugach purchases power from the 30 MW Eklutna Hydroelectric Project currently owned by the Alaska Power Administration of the U.S. Department of Energy (APA) but under an agreement for sale to a consortium of local utilities (including Chugach), and from the 90 MW Bradley Lake hydroelectric project owned by the Alaska Energy Authority (AEA) (through Alaska Industrial Development and Export Authority (AIDEA)) operated by Homer and dispatched by Chugach. The Beluga, Bernice Lake and International facilities are all currently fueled by natural gas. Chugach owns its offices and headquarters, located adjacent to its International Station in Anchorage, in fee simple. Warehouse space for some generation, transmission and distribution inventory (including a small amount of office space) is leased from an independent party not directly affiliated with Chugach.

Generation Assets

Chugach owns the land and improvements comprising its generating facilities at Beluga and International. It also owns all improvements comprising its generating plant at Bernice Lake, which is located on land originally leased from Chevron Oil Company now owned by Homer, and its generating plant at Cooper Lake, which is located on federal land pursuant to a major project license (Federal License) granted to Chugach by the Federal Power Commission in 1957. The Bernice Lake ground lease expires in 2011 and the Federal License for the Cooper Lake facility expires in 2007. The management of Chugach has no reason to believe at this time that it will not be able to renew the Federal License or the Bernice Lake ground lease if desirable.

The following table lists specifics of the generating facilities of Chugach:
                                                              Commercial
           Facility    Type of Fuel  Rated Capacity (1)      Operation Date
           --------    ------------  ------------------     -----------------

Beluga Power Plant:

            Unit 1      Natural Gas         15.7                   1968

            Unit 2      Natural Gas         15.7                   1968

            Unit 3      Natural Gas         64.7                   1972

            Unit 5      Natural Gas         66.5                   1975

            Unit 6      Natural Gas         74.0                   1975

            Unit 7      Natural Gas         74.0                   1978

            Unit 8       Steam (2)          55.0                   1981
                                           -----

                                           365.6


Bernice Lake Power
   Plant:

            Unit 2      Natural Gas         19.0                   1968

            Unit 3      Natural Gas         25.5                   1978

            Unit 4      Natural Gas         25.5                   1981
                                           -----

                                            70.0


International
Generating Station:

            Unit 1      Natural Gas         15.0                   1964

            Unit 2      Natural Gas         15.1                   1965

            Unit 3      Natural Gas         18.5                   1969
                                           -----

                                            48.6


Cooper Lake
Hydroelectric Plant:

            Unit 1     Hydroelectric         8.6                   1960

            Unit 2     Hydroelectric         8.6                   1960
                                           -----

                                            17.2

Total units        15                      501.4
                   --                      -----




(1)  Capacity rating in MW at 30 degrees Fahrenheit.
(2)  Steam  turbine-powered   generator  with  heat  provided  by  exhaust  from
     natural-gas fueled Units 6 and 7 (combined-cycle).
(3)  Beluga Unit 4 and Bernice Lake Unit 1 were retired during 1994.

Transmission and Distribution Assets

As of December 31, 1996, Chugach's transmission and distribution assets included 40 substations and 402 miles of transmission lines, 933 miles of overhead distribution lines and 623 miles of underground distribution line. Chugach owns the land on which 21 of its substations are located and a portion of the right-of-way connecting its Beluga plant to Anchorage.

Many substations and a substantial number of Chugach's transmission and distribution rights-of-way are the subject of federal or state permits and licenses. Under the Federal License and a permit from the United States Forest Service, Chugach operates its Quartz Creek transmission substation, substations at Hope, Summit Lake and Daves Creek, and transmission lines over all federal lands between Cooper Lake on the Kenai Peninsula and Anchorage. Long-term permits from the Alaska Division of Lands and the Alaska Railroad Corporation govern much of the rest of Chugach's transmission system outside the Anchorage area. Within the Anchorage area, Chugach operates its University Substation and several major transmission lines pursuant to long-term rights-of-way grants from the United States Bureau of Land Management, and transmission and distribution lines have been constructed across privately-owned lands pursuant to easements and across public rights-of-way and waterways pursuant to authority granted by the appropriate governmental entity.

Title

Substantially all of the properties and assets of Chugach, including generation, transmission and distribution properties, but excluding all excepted property, are pledged to secure repayment of the Series A Bonds and all other bonds that may be issued under the Indenture. The Indenture defines excepted property to include, among other things, cash on hand, instruments and certain securities (other than those required to be deposited with the Trustee under the terms of the Indenture), patents and transportation equipment (including vehicles, vessels and barges) in which a security interest cannot be perfected by filing, leases for an original term of less than five years, certain non-assignable permits, licenses and contractual rights, property located outside the State of Alaska and not used in connection with Chugach's generation, transmission and distribution system and other property in which a security interest cannot legally be perfected. The lien of the Indenture is subject to certain permitted encumbrances which the Indenture defines to include certain identified restrictions, exceptions, reservations, conditions and limitations existing on the date of the Indenture, reservations in U.S. patents, nondelinquent or contested tax liens, local easements, leases and reservations and liens for nondelinquent rent or wages. The lien of the Indenture is also subject to the lien in favor of the Trustee to recover amounts owing to the Trustee under the Indenture.

In addition to the Indenture, many of Chugach's properties are burdened by easements, plat restrictions, mineral reservation, water rights and similar title exceptions common to the area or customarily reserved in conveyances from federal or state governmental entities, and to additional minor title encumbrances and defects. In the opinion of Chugach's general counsel, none of these title defects will materially impair the use of its properties in the operation of its business.

In addition, a lawsuit was filed against the State of Alaska in which the plaintiffs allege that the manner in which the State administered and disposed of certain lands violates the Alaska Mental Health Enabling Act. One of Chugach's substations and its right-of-way across State lands may be subject to the plaintiffs' claims. Chugach's management believes that such claims will not materially affect Chugach's financial position, results of operations or cash flows.

Chugach operates its Bernice Lake facility on lands originally leased from Chevron Oil Company (now owned by Homer) pursuant to a lease that is scheduled to expire in 2011. Chugach also operates several terminal connection sites and a substation under long-term or renewable leases from the State of Alaska and private parties. In addition, as discussed above, a substantial number of Chugach's transmission and distribution rights-of-way, and several distribution substations, are the subject of federal or state permits and easements.

Under the Alaska Cooperative Act, Chugach is given the power of eminent domain for the purpose and in the manner provided by the Alaska condemnation laws for acquiring private property for public use.

Other Assets

Bradley Lake. Chugach is a participant in the Bradley Lake Hydroelectric Project (Bradley Lake), which is a 90 MW hydroelectric facility near Homer on the southern end of the Kenai Peninsula that was placed into service in September 1991. The project was financed and built by AEA through grants from the State of Alaska and the issuance of $166 million principal amount of revenue bonds supported by power sales agreements with six electric utilities that will share the output from the facility (Chugach, ML&P, Homer and MEA (through AEG&T), GVEA and Seward). Effective August 12, 1993, AEA became part of the Alaska Industrial Development and Export Authority (AIDEA). Chugach and the other participating utilities have entered into take-or-pay power sales agreements under which AEA has sold percentage shares of the project capacity and the utilities have agreed to pay a like percentage of annual costs of the project (including ownership, operation and maintenance costs, debt-service costs and amounts required to maintain established reserves). Under these take-or-pay power sales agreements, the purchasing utilities have agreed to pay all project costs from the date of commercial operation even if no energy is produced.

Chugach has a 27.4 MW or 30.4% share in Bradley Lake, and takes Seward's and MEA's shares which it net bills to them, for a total of 45% of the project's capacity.

The length of the agreement is "fifty years from the date of commercialization or when the revenue bond principal is repaid, whichever is the longer." Chugach believes that, under a worst-case scenario, it could be faced with annual expenditures of approximately $4.6 million as a result of its Bradley Lake take-or-pay obligations. Chugach believes that this expense would be recoverable through the fuel surcharge ratemaking process. The share of debt service for which the Association is responsible is approximately $47,000,000 plus interest.

Chugach also provides transmission and related services as a wheeling agent (one who dispatches and transmits power of third parties over its own system) for all of the participants in the project. Upon the default of a participant, and subject to certain other conditions, AEA is entitled to increase each participant's share of costs pro rata, to the extent necessary to compensate for the failure of another participant to pay its share, provided that no participant's percentage share is increased by more than 25%.

Chugach and AEG&T have also negotiated a Bradley Lake Scheduling Agreement whereby Chugach schedules AEG&T/Homer's share of the Bradley Lake project for the benefit of the Chugach system. AEG&T continues to pay its Bradley Lake costs and receives credit for the Bradley Lake energy generated for Homer. Chugach pays a fixed annual fee of $112,000 to AEG&T for these scheduling rights. This agreement allows Chugach to improve the efficiency of its generating resources through better hydrothermal coordination.

Eklutna. Chugach contracts with the APA for 9 MW of firm power and 45,900 MWh of energy from Eklutna. MEA also has a contract for 5 MW and 25,500 MWh of energy from Eklutna, which is pooled with Chugach's purchases and sold back to MEA to be used in meeting its overall requirements. Chugach's contract for the purchase of power from Eklutna expires in 2014. Chugach, MEA and ML&P have entered into an agreement to purchase Eklutna, which has been approved by the U.S. Congress. Under the terms of the purchase agreement, Chugach is entitled to a 30% share of the project. It is projected that joint utility ownership of the project would slightly reduce the cost of project power otherwise available to Chugach. Transfer of ownership will occur on or before November 1997 in accordance with the Transition Plan. Chugach currently estimates that its 30% share of the project would cost $1.8 million.

ML&P. ML&P is the second largest generating utility in Alaska. ML&P, like Chugach, primarily generates power from units fueled by natural gas, which it currently purchases from the producers at the Beluga River Field.

                           Item 3 - Legal Proceedings

LITIGATION

Standard Steel Salvage Yard Site

A cost recovery action was filed in Federal District Court on December 27, 1991 by the United States against Chugach and six other Potentially Responsible Parties (PRPs) seeking reimbursement of removal and response action costs (Past Response Costs) incurred by US EPA at the Standard Steel and Metals Salvage Yard Superfund Site in Anchorage, Alaska

(Site). The six other PRPs named in the action are the Alaska Railroad, Westinghouse Electric Corporation, Sears Roebuck and Co., Montgomery Ward & Co., J.C. Penney Company, Inc. and Bridgestone/Firestone, Inc.

On September 23, 1992,  Chugach entered into an Administrative  Order on Consent
(AOC) with the EPA to perform a remedial investigation and feasibility study (RI/FS) for the Site. The RI/FS was completed in 1996 and, based on the results of the RI/FS, EPA selected the remedy of soil stabilization and solidification (S/S) for cleanup of the Site and documented its selection in a Record of Decision issued in July, 1996.

In December 1996, a partial consent decree (Partial Consent Decree) settling the cost recovery action was entered by the Federal District Court. Under the Partial Consent Decree the PRPs and the United States settled the following costs associated with the Site: Past Response Costs incurred by EPA through December 1991; RI/FS costs; drum and scrap removal costs; past enforcement costs incurred by the Department of Justice (DOJ) through December 11, 1996; and EPA oversight costs related to the RI/FS.

The settlement under the Partial Consent Decree allocates 14.37% of the above costs to Chugach. Chugach has paid its share of Past Response Costs and DOJ enforcement costs under the Partial Consent Decree. The total estimated cost of the settlement under the Partial Consent Decree is approximately $6,800,000 of which Chugach's share will be approximately $977,000. These amounts are estimates because RI/FS expenses and EPA oversight costs are not yet fully known and, therefore, the total amount to be paid by Chugach under the Partial Consent Decree is not known with certainty.

The Partial Consent Decree does not settle Chugach's liability for future costs of designing and performing the S/S remedy (Future Costs). Although the Partial Consent Decree does not settle Chugach's or the other private PRP's liability for Future Costs, the Partial Consent Decree does bind the federal PRPs and the Alaska Railroad to pay an aggregate share of 64% of Future Costs. Chugach and the five other private PRPs have reached a separate settlement to divide the remaining 36% of Future Costs among themselves. Under that settlement, Chugach's percentage share of liability for Future Costs will equal 15.39%.

Chugach's agreement to perform remedial design and remedial action (RD/RA) at the Site will be memorialized in a new Consent Decree (RD/RA Decree) that is being negotiated between the private PRPs and the United States. The RD/RA Decree is expected to contain the scope of work for the RD/RA as well as settlement terms, including EPA's covenant not to sue Chugach and the other private PRPs for Future Costs once the RD/RA is completed.

The estimate of Future Costs of RD/RA at the Site, as determined by Chugach's consultants based on cost estimates contained in the FS report, ranges from $5,231,200 to $6,619,800. The RD/RA Decree contains a cost estimate, as determined by EPA and including a 50% cost overrun contingency, of $8,400,000. Chugach's share of these estimated RD/RA expenses would range from approximately $805,082 to $1,292,760. These amounts are only estimates, however, the actual, full scope of the S/S cleanup at the Site will not be known, and the projected costs associated with the remedy cannot be refined, until EPA approves remedial design documents.

Under the RD/RA Decree, Chugach and the other PRPs will be required to reimburse the United States for EPA oversight costs and DOJ enforcement costs relating to the RD/RA. Those costs have not been estimated by the United States and are unknown at this time. Therefore, the total amount paid by Chugach under the RD/RA Decree cannot be predicted with certainty. In addition, the RD/RA Decree contains reservation of rights allowing EPA to seek further response actions and payments from the PRPs under certain circumstances, including costs associated with alleged natural resource damages. At this time, no claims have been made pertaining to alleged natural resource damages and no prediction can be made whether EPA will request activities through its reservation of rights under RD/RA Decree. Finally, it is uncertain whether Chugach and the other PRPs will enter into the RD/RA Decree with EPA until negotiations are completed.

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

          Item 4 - Submission of Matters to a Vote of Security Holders

                                 Not Applicable

                                     PART II

                        Item 5 - Market for Registrant's
                  Common Equity and Related Stockholder Matters

                                 Not Applicable

                        Item 6 - Selected Financial Data

The following tables present selected historical information relating to financial condition and results of operations over the past five years:

Balance Sheet Data .............       1996           1995            1994            1993           1992
                                   ------------   ------------   -------------    ------------   ------------

Plant net:
   In service ..................   $400,052,837   $391,200,269   $ 390,969,561    $382,804,772   $383,934,140

   Construction work in progress     19,826,957     27,068,964      22,795,657      27,698,289     23,713,420
                                   ------------   ------------   -------------    ------------   ------------

      Electric plant, net ......    419,879,794    418,269,233     413,765,218     410,503,061    407,647,560

   Other assets ................     63,415,182     66,521,090      65,559,620      65,816,373     62,885,825
                                   ------------   ------------   -------------    ------------   ------------

      Total assets .............   $483,294,976   $484,790,323   $ 479,324,838    $476,319,434   $470,533,385
                                   ------------   ------------   -------------    ------------   ------------



Capitalization:
   Long-term debt ..............    307,905,847    305,641,703     303,675,870     308,869,343    313,004,720

   Capital leases ..............           --             --           131,582         261,991        314,838

   Equities and margins ........    104,477,942     99,230,550      94,579,059      84,089,720     78,803,200
                                   ------------   ------------   -------------    ------------   ------------

      Total capitalization .....   $412,383,789   $404,872,253   $ 398,386,511    $393,221,054   $392,122,758
                                   ------------   ------------   -------------    ------------   ------------


Summary Operations Data

Operating revenues .............    134,876,668    129,379,308     130,912,171    $122,159,761    117,575,113

Operating expenses .............    100,913,804     95,920,361      90,151,993      90,346,001     87,200,819

Interest expense ...............     27,052,186     27,207,648      27,508,928      27,544,280     27,596,927

Amortization of gain on
  refinancing ..................      1,703,136      2,150,476       1,926,212       1,948,394      1,963,198
                                   ------------   ------------   -------------    ------------   ------------

     Net operating margins .....      8,613,814      8,401,775      15,177,462       6,217,874      4,740,565

Nonoperating margins ...........      1,217,557        604,418        (249,028)        795,378        839,394
                                   ------------   ------------   -------------    ------------   ------------

     Assignable margins ........   $  9,831,371   $  9,006,193   $  14,928,434    $  7,013,252   $  5,579,959
                                   ------------   ------------   -------------    ------------   ------------



                  Item 7 - Management's Discussion and Analysis
                of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Chugach operates on a not-for-profit basis and, accordingly, seeks only to generate revenues sufficient to pay operating and maintenance costs, the cost of purchased power, capital expenditures, depreciation and principal and interest on all indebtedness of Chugach and to provide for the establishment of reasonable margins and reserves. Revenues in excess of current period costs (net operating margins and nonoperating margins) in any year are designated on Chugach's Statements of Revenues, Expenses and Patronage Capital as assignable margins. Retained assignable margins are designated on Chugach's balance sheet as patronage capital, which is assigned to each member on the basis of patronage. This patronage capital constitutes the principal equity of Chugach.

Revenues

Operating revenues include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues. In 1996, operating revenues were approximately 4.2% higher than 1995. This increase was largely attributable to higher sales to all three customer classes. Demand and energy rate increases (on an interim-refundable basis) to both of the wholesale customer classes contributed to the rise in revenues. Retail demand and energy rates did not change in 1996. Higher fuel costs also contributed to the increase since fuel and purchased power costs are passed directly to customers through a fuel and purchased power adjustment factor. Volume of power sold varies not only with weather but also, in part, depends upon the volume of energy taken by wholesale and economy energy customers (Homer, MEA, Seward and GVEA) from the Bradley Lake hydroelectric project. In 1995 operating revenues were approximately 1.2% lower than 1994 operating revenues due mostly to base rate decreases for retail and both wholesale customer classes. These decreases more than offset an increase in Megawatt hours (MWh) sold to retail and both wholesale customer classes. Revenues and power sold were as follows for the years ended December 31:


                 Year       MWh sold      Operating revenues

                 1996       2,215,842        $134,876,668

                 1995       2,136,599         129,379,308

                 1994       2,115,155         130,912,171


Chugach makes economy sales primarily to GVEA. These sales commenced in 1988 and have contributed to Chugach's growth in operating revenues. Chugach does not take such economy sales into consideration in its long-range resource planning process because these sales are non-firm sales that depend on GVEA's need for additional power and Chugach's available generating capacity at the time. In 1996, economy sales to GVEA constituted approximately 4.5% of Chugach's sales revenues.

The impact of inflation on Chugach's revenues falls into two rate categories as follows:

     Fuel Surcharge

     Fuel and purchased power costs are passed directly to Chugach's wholesale and retail customers through a fuel and purchased power adjustment factor. Changes in these costs due to inflation or other market conditions are passed directly to Chugach's retail and wholesale customers, which results in either a direct increase or decrease to Chugach's system revenues. The fuel adjustment factor is currently approved on a quarterly basis by the APUC. There are no limitations on surcharge rate changes. Increases in Chugach's fuel and purchased power costs result in increased revenues while decreases in costs result in lower revenues. Revenue from the fuel adjustment charge does not impact margins.

     In 1988 Chugach began making economy energy sales at a price that contemplated the future cost of the gas used to generate such energy. The APUC authorized Chugach to establish a fund whereby 80% of the margins earned from these sales would be used to mitigate the rate impact when natural gas prices increased in accordance with the fuel contracts which occurred in June 1996.

     The margins in this fund, known as the rate stabilization fund, are being returned to Chugach's ratepayers over a 12-month period in the form of a credit to the fuel adjustment factor. The entire balance of the fund will be returned to ratepayers by May 1997.

     Chugach suspended accruals to the submarine cable reserve in 1995 pursuant to an agreement with the wholesale customers. The balance of the reserve is being returned to ratepayers via a credit to the fuel adjustment factor over a period of 15 months, ending in March 1997.

     Simplified Rate Filing

     Since 1989 operating and maintenance costs and other nonfuel and purchased power costs have been recouped through a Simplified Rate Filing (SRF) process, that enabled Chugach to raise its electric prices up to 8% over a cumulative twelve-month period or up to 20% over a cumulative thirty-six month period, subject to APUC approval. Chugach's annual rate changes, excluding fuel adjustments, for retail and wholesale classes for the years 1994 through 1996 were as follows:

                                   1996         1995        1994
                                   ----         ----        ----

           Retail                  0.00%       (4.92%)      0.86%

           Wholesale:
                 MEA/Seward        2.46%       (7.39%)     (.07%)
                 Homer             5.32%       (9.52%)      2.61%


     Since Chugach's SRF rates are established on a revenue-requirement basis, changes in operating and other nonfuel and purchased power costs result in changes to system revenues. Each SRF requires a resolution from the Chugach Board of Directors authorizing the rates requested. The filing must then be approved by the APUC.

     In August 1996, the Chugach Board of Directors approved a petition to the APUC to withdraw from the SRF process. If approved, future demand and energy rate changes will be requested through a general rate case and other normal APUC procedures. The wholesale demand and energy rate changes for 1996 (shown above) were approved by the APUC on an interim-refundable basis.

     In February 1997, the APUC approved a Settlement Agreement between Chugach and AEG&T/MEA/Homer which resolved outstanding issues surrounding the APUC's approval of the aforementioned interim-refundable rates. Pursuant to this Settlement Agreement, Chugach agreed to refund a portion of the amounts collected under these interim-refundable rates. This refund amount is not material to Chugach's financial condition or results of operations.

Expenses

Chugach's operating expenses for the years ended December 31, 1996, 1995 and 1994 were as follows:


                       Year            Operating expenses

                       1996               $100,913,804

                       1995                 95,920,361

                       1994                 90,151,993


Operating expenses for 1996 were 5.2% higher than 1995. Operating expenses for 1995 were 6.4% higher than 1994. The reasons for the significant operating expense variances follow:

     Year ended December 31, 1996 versus year ended December 31, 1995

     Chugach experienced a 17.5% increase in production costs in 1996 over 1995. This rise is due mostly to higher fuel prices and higher fuel consumption associated with the increase in kWh sales. As previously reported, Chugach has now completed the transition into Period 2 under the long-term fuel supply contracts (see Fuel Supply in Item 1). Fuel costs now result from market-based prices instead of the lower prices from Period 1 (old Beluga gas) as outlined in the contracts. Thus, future fuel costs are expected to be higher in comparison to prior periods.

     Distribution expense decreased by 12.2% in 1996 from the same period in 1995. This decrease was caused mostly by lower levels of line maintenance expense resulting from a decrease in distribution right-of-way clearing activities. The focus of these clearing activities was on distribution lines in 1995 and transmission lines in 1996.

     Depreciation expense again increased in 1996 over 1995. This was the combined result of a higher plant in service balance as well as the completion of a depreciation rate phase-in plan approved by the APUC. Transmission plant depreciation rates for submarine cables were implemented in 1994, while revised depreciation rates for the remainder of transmission, distribution and general plant were implemented in 1995. Implementation of the revised generation plant depreciation rates took place in January 1996. These rates were obtained from the original Depreciation Study that included plant asset account activity through December 31, 1990. The APUC required that Chugach file an update to the original study. This update, for plant asset account balances as of December 31, 1994 was submitted to the APUC although Chugach did not request a change in depreciation rates. The study has again been updated for plant asset account balances at December 31, 1995. Chugach plans to submit the new depreciation rates from the latest update to the study to the APUC for implementation effective January 1, 1998.

     Other interest expense was higher during 1996 than in 1995. This was due to a higher average outstanding balance on the short-term lines of credit. The line of credit was used to fund the reacquisitions of Chugach's Series A, 2022 bonds during 1996. Several draws were subsequently converted to long-term bonds under the Third Supplemental Indenture (CoBank 3 and 4).

     Interest charged to construction decreased in 1996 due mostly to a lower construction work in progress balance during the period.

     Year ended December 31, 1995 versus year ended December 31, 1994

     Chugach is engaged in a periodic maintenance program whereby generation units are subject to major overhauls based on their anticipated run times. Overhaul costs are variable as the level of maintenance required is uncertain pending completion of inspections prior to the overhaul work taking place. Additionally, in 1995 Chugach implemented Smaller Retirement Unit (SRU) accounting for its production maintenance projects. SRU accounting allows for the capitalization of production major component costs that would have been expensed as maintenance under the previous capitalization methodology.

     Production costs increased by 17.0% from 1994 to 1995. This increase is largely due to higher fuel consumption associated with the increase in kWh sales. Additionally, fuel prices increased in 1995 over 1994. Higher production maintenance expense also contributed to the overall increase in Production expense. During 1995, Beluga units 3 and 7 were overhauled with the non-SRU portions of the projects being charged to maintenance expense. This compares to 1994 when the only major overhaul undertaken was the Beluga unit 8 and steam plant project. This project cost was deferred and is being amortized to expense over the useful life of the overhaul project.

     Transmission expense in 1995 increased 11.2% over the 1994 level. This increase was largely due to costs associated with restoration of real property leased by Chugach as a result of evicting a sublessee preparatory to returning the leasehold to Chugach's lessor and terminating the lease, as well as settlement of a claim with regard to adjacent property previously leased by Chugach. The property had been primarily used by Chugach to store submarine cable and associated equipment and as a staging area for submarine cable repair projects.

     The 10.2% increase in Customer accounts expense in 1995 was caused, in large part, by a higher level of costs associated with the corporate image advertising campaign and publication of a commercial customer newsletter. There were no retail capital credits retired during 1995; capital credit payments are offset against the corresponding previously uncollectible accounts prior to distribution. This contributed to an increase in the uncollectible accounts expense. Additionally, amortization of the Data Processing 5-Year Conversion Plan charged to Customer accounts expense increased in 1995 over 1994.

     Depreciation expense increased in 1995 over 1994. This was caused by the combination of a higher plant in service balance as well as new depreciation rates put into effect during 1995. The rates were changed as part of the aforementioned phase-in plan approved by the APUC.

     Short-term interest expense increased in 1995 relative to 1994 due to greater usage of the short-term lines of credit and generally higher rates in effect during the period. Interest charged to construction increased in 1995 over 1994 due mostly to higher rates which offset a slightly lower average construction work in progress balance during the period.

Margins

Chugach's assignable margins for the years ended December 31, 1996, 1995 and 1994 were as follows:

      Period      Net operating margins       Nonoperating margins    Assignable margins

       1996           $  8,613,814                 $ 1,217,557            $ 9,831,371

       1995           $  8,401,775                 $   604,418            $ 9,006,193

       1994           $ 15,177,462                 $  (249,028)           $14,928,434


Nonoperating margins increased in 1996 over 1995 primarily because of the write-off of a failed submarine cable and other property in 1995. No similar events took place in 1996. Additionally, more capital credits were received in 1996 than 1995. This increase was due mostly to the higher level of borrowing from CoBank (capital credits received are based on patronage).

Nonoperating margins increased in 1995 over 1994 substantially due to a lower amount of losses on property dispositions. Additionally, interest income was higher due to generally higher interest rates in effect during the period and a higher average cash balance available for investment. Also, allowance for funds used during construction (AFUDC) increased for essentially the same reason noted above for interest charged to construction.

Patronage Capital (Equity)

Consistent with the directives of the Equity Management Plan approved by the Board of Directors, Chugach's customers and the APUC, Chugach's patronage capital and total equity have shown steady growth, both in dollars and as a percentage of capitalization. The following table summarizes Chugach's patronage capital and total equity position since 1994:





                                               1996          1995          1994
                                           ------------   -----------   -----------

Patronage capital at beginning of year .   $ 95,421,358   $91,079,686   $80,802,620

Retirement of capital credits and estate
   payments ............................      4,567,212     4,664,521     4,651,368

Assignable margins .....................      9,831,371     9,006,193    14,928,434
                                           ------------   -----------   -----------

Patronage capital at end of year .......    100,685,517    95,421,358    91,079,686

Other equity ...........................      3,792,425     3,809,192     3,499,373
                                           ------------   -----------   -----------

                  Total equity .........   $104,477,942   $99,230,550   $94,579,059
                                           ------------   -----------   -----------


Chugach is in the process of updating its Equity Management Plan which will address future rotation schedules for its retail and wholesale customers. When complete, the plan will be submitted to the Board of Directors for approval.

The Indenture includes a covenant restricting the distribution of patronage capital to members. Chugach cannot distribute patronage capital to members if 1) an event of default exists or 2) the aggregate amount of patronage capital distribution exceeds the sum of $7,000,000 plus 35 percent of the aggregate assignable margins earned after December 31, 1990.

Times Interest Earned Ratio (TIER)

Alaska electric cooperatives generally set rates on the basis of TIER. TIER is determined by dividing the sum of assignable margins plus long-term interest expense (excluding capitalized interest) by long-term interest expense. Beginning in 1989, Chugach's Board of Directors implemented an Equity Management Plan which established a schedule for building Chugach's equity. The plan requires that Chugach manage its business with a view to achieving a TIER of
1.25 or greater. Chugach's achieved TIERs for the past five years were as follows:

                           Period                      TIER

                             1996                      1.39
                             1995                      1.34
                             1994                      1.58
                             1993                      1.27
                             1992                      1.21

The Indenture requires Chugach to establish rates reasonably expected to yield margins for interest (MFI) equal to at least 1.20 times total interest expense, where margins for interest are defined as net margins plus interest charges and accruals for federal income and other taxes imposed on income after deduction of interest charges for such period, provided that the amount of nonoperating margins included in assignable margins shall not exceed 50% of assignable margins. Chugach's achieved MFIs for the past five years are not materially different from the TIER calculations shown above.

The Indenture requires that Chugach achieve such a 1.20 ratio for any 12 consecutive month period of the last 18 months before issuing additional Bonds (other than additional Bonds issued based on deposited cash and, under certain circumstances, retirement of Bonds).

MATERIAL CHANGES IN FINANCIAL CONDITION

Chugach maintained a stable asset base from 1995 to 1996. Notable changes among the components include: a decrease in restricted cash (margins from economy energy sales or rate stabilization fund) caused by the return of these funds to the ratepayers (through the fuel surcharge mechanism); an increase in restricted construction funds due to the receipt of the grant funds for the Southern Intertie Siting Study (from AIDEA); a decrease in accounts receivable caused in large part by the timing of receipts in 1995 from a large customer (i.e. two months billings were included in the December 31, 1995 balance); and a lower material and supplies inventory balance, which was due to the majority of the components included in the balance at December 31, 1995 being capitalized to plant during 1996.

Reacquisitions of the Series A 2022 bonds that took place in 1996 represent the major change in long-term obligations. As described in Item 1 (Refinancings), Chugach replaced some of its Series A 2022 bonds with bonds under the CoBank Supplemental Indenture. This also caused the decrease in accrued interest payable as the new bonds were priced lower than the bonds they replaced.

Other notable changes include: a higher fuel payable balance caused by both the timing of payments to the suppliers and the increase in fuel prices; the increase in other liabilities due to the current portions of both the rate stabilization fund and the submarine cable reserve fund being reclassified from deferred credits and an additional accrual related to the Standard Steel litigation (see Item 3); and the lower balance in the deferred credits caused by the aforementioned reclassification and a reduction in the balance of the original refinancing gain due to the bond reacquisitions (the bond reacquisitions resulted in a higher pro rata recognition of the original refinancing gain and refinancing costs deferred credits; these amounts were combined with the transaction costs (premiums) and are included in a regulatory asset which is being amortized over the life of the replacement debt).

LIQUIDITY AND CAPITAL RESOURCES

Chugach satisfies its operational and capital cash requirements through internally generated funds, a $50 million line of credit with the National Rural Utilities Cooperative Finance Corporation (NRUCFC) and a $35 million line of credit with CoBank.

At December 31, 1996, $2.75 million was outstanding on the NRUCFC line which carried an interest rate of 6.35%. The NRUCFC line of credit expires February 19, 1998. At December 31, 1996, no amount was outstanding on the CoBank line. The CoBank line of credit expires August 1, 1997, but is expected to be renewed.

Chugach's capital improvement requirements are based on long-range plans and other supporting studies and are executed through a five-year construction work plan.

Five-year work plans are fully developed and updated every year. Shown below is an estimate of capital expenditures for the years 1997 through 2001:


                   1997                       $21.0 million

                   1998                       $35.2 million

                   1999                       $19.7 million

                   2000                       $18.9 million

                   2001                       $40.2 million


The following table summarizes Chugach's historical capital additions for the years 1992 through 1996:

                    Historical Capital Improvement Additions
                                 (000's omitted)


                      1996      1995      1994      1993      1992
                    -------   -------   -------   -------   -------

Generation ......   $ 7,622   $ 4,978   $   950   $ 2,754   $ 9,132

Transmission ....     9,661     4,497     6,038     4,528       611

Distribution ....    10,625    11,488    18,501     7,265     7,477

General and other     2,137     3,421     1,925     1,988     3,084
                    -------   -------   -------   -------   -------

        Total ...   $30,045   $24,384   $27,414   $16,535   $20,304
                    -------   -------   -------   -------   -------




     In 1997 the Association will update the Equity Management Plan. Following is a five-year summary of those anticipated capital credit retirements:



         Year ending     Wholesale      Retail        Total

            1997        $1,206,000    $1,431,000   $2,637,000

            1998         1,533,000     2,146,000    3,679,000

            1999                 0     1,766,000    1,766,000

            2000                 0     1,783,000    1,783,000

            2001                 0     1,823,000    1,823,000

Chugach's outstanding long-term obligations and maturity dates at December 31, 1996 are as follows:

                                                                                 1996

First mortgage bonds of 8.08% maturing in 2002 and 9.14% maturing in 2022, with interest payable semiannually March 15 and September 15:
                                                                      8.08%  $ 34,554,000

                                                                      9.14%   222,705,000

CoBank 8.95% bond maturing in 2002,
  with interest payable monthly ..........................................      1,587,703

CoBank 7.76% bond maturing in 2005,
  with interest payable monthly ..........................................     10,000,000

CoBank 6.35% (variable rate, repriced
monthly, currently 6.45%) bonds maturing
2022, with interest payable monthly ......................................     45,000,000

Capital lease for computer equipment at
  an interest rate of 9.10% with monthly
  payments of approximately
  $1,700 through July 1998 ...............................................         30,896
                                                                             ------------

      Total long-term obligations ........................................    313,877,599

Less current installments ................................................      5,971,752

      Long-term obligations, excluding
        current installments .............................................   $307,905,847
                                                                             ------------





              Sinking Fund         Principal maturities
              requirements
Year ending  First mortgage
December 31      bonds                                               Total

                               CoBank
                           mortgage bonds    Capital leases

   1997    $   5,706,000   $    234,856         $  30,896       $   5,971,752

   1998        5,643,000        256,346                 -           5,899,346

   1999        5,809,000        279,802                 -           6,088,802

   2000        6,067,000        305,405                 -           6,372,405

   2001        6,097,000        333,350                 -           6,430,350

Thereafter   227,937,000     55,177,944                 -         283,114,944
            ------------     ----------         ---------         -----------

           $ 257,259,000   $ 56,587,703         $  30,896       $ 313,877,599
            ------------     ----------           -------         -----------

On September 19, 1991, Chugach issued $314 million of First Mortgage Bonds, 1991 Series A Bonds, for purposes of repaying existing debt to the FFB and the REA. Pursuant to Section 311 of the Rural Electrification Act, Chugach was permitted to prepay the REA debt at a discounted rate of approximately 9%, resulting in a discount of approximately $45 million. The gain on prepayment was deferred at December 31, 1991 because Chugach expected to pass the benefit of the gain through to ratepayers prospectively in the form of lower rates. In April 1992, Chugach received formal approval from the APUC to defer the gain and amortize it into income over the life of the bonds. Annual amortization for 1996, 1995 and 1994 was approximately $2 million.

Chugach has negotiated a supplemental indenture (Third Supplemental Indenture of Trust) with CoBank for up to $80 million in future bond financing. At December 31, 1996, Chugach had bonds in the amount of $56.6 million outstanding under this financing arrangement. This balance is comprised of a $1.6 million bond which carries an interest rate of 8.95% maturing in 2002, a $10 million bond with a 7.76% interest rate, due in 2005, a $21.5 million bond (CoBank 3), currently priced at 6.45% (repriced monthly) and a $23.5 million bond (CoBank 4) currently priced at 6.45% (also repriced monthly). Principal payments on the CoBank 3 and 4 bonds commence in 2003 and continue through 2022. In addition, Chugach has negotiated a similar supplemental indenture with NRUCFC, also for $80 million (Fifth Supplemental Indenture of Trust). At December 31, 1996, no amounts were outstanding under this financing vehicle.

Since December 1995, Chugach has reacquired $39.295 million of its Series A 2022 bonds. This strategy has been in response to the favorable long-term interest rate environment. Chugach will continue to explore reacquisition of its Series A 2022 bonds if market conditions warrant such action. Besides these reacquisition transactions (and any similar future refinancings) Chugach does not anticipate issuance of long-term debt in the next 12 months.

Chugach management expects that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 1997 and thereafter.

Impact of Recent Accounting Pronouncements

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121 "Accounting for Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121 addresses accounting for the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. It also provides guidance for recognition and measurement of impairment losses. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995, thus, Chugach implemented the new standard in 1996. The statement did not have a material impact on Chugach's financial condition or results of operations. On an ongoing basis, Chugach assesses its regulatory assets to ensure that impairment has not occurred.

ENVIRONMENTAL MATTERS

Standard Steel Salvage Yard Site

A cost recovery action was filed in Federal District Court on December 27, 1991 by the United States against Chugach and six other Potentially Responsible Parties (PRPs) seeking reimbursement of removal and response action costs (Past Response Costs) incurred by US EPA at the Standard Steel and Metals Salvage Yard Superfund Site in Anchorage, Alaska (Site). The six other PRPs named in the action are the Alaska Railroad, Westinghouse Electric Corporation, Sears Roebuck and Co., Montgomery Ward & Co., J.C. Penney Company, Inc.
and Bridgestone/Firestone, Inc.

On September 23, 1992,  Chugach entered into an Administrative  Order on Consent
(AOC) with the EPA to perform a remedial investigation and feasibility study (RI/FS) for the Site. The RI/FS was completed in 1996 and, based on the results of the RI/FS, EPA selected the remedy of soil stabilization and solidification (S/S) for cleanup of the Site and documented its selection in a Record of Decision issued in July, 1996.

In December 1996, a partial consent decree (Partial Consent Decree) settling the cost recovery action was entered by the Federal District Court. Under the Partial Consent Decree the PRPs and the United States settled the following costs associated with the Site: Past Response Costs incurred by EPA through December 1991; RI/FS costs; drum and scrap removal costs; past enforcement costs incurred by the Department of Justice (DOJ) through December 11, 1996; and EPA oversight costs related to the RI/FS.

The settlement under the Partial Consent Decree allocates 14.37% of the above costs to Chugach. Chugach has paid its share of Past Response Costs and DOJ enforcement costs under the Partial Consent Decree. The total estimated cost of the settlement under the Partial Consent Decree is approximately $6,800,000 of which Chugach's share will be approximately $977,000. These amounts are estimates because RI/FS expenses and EPA oversight costs are not yet fully known and, therefore, the total amount to be paid by Chugach under the Partial Consent Decree is not known with certainty.

The Partial Consent Decree does not settle Chugach's liability for future costs of designing and performing the S/S remedy (Future Costs). Although the Partial Consent Decree does not settle Chugach's or the other private PRP's liability for Future Costs, the Partial Consent Decree does bind the federal PRPs and the Alaska Railroad to pay an aggregate share of 64% of Future Costs. Chugach and the five other private PRPs have reached a separate settlement to divide the remaining 36% of Future Costs among themselves. Under that settlement, Chugach's percentage share of liability for Future Costs will equal 15.39%.

Chugach's agreement to perform remedial design and remedial action (RD/RA) at the Site will be memorialized in a new Consent Decree (RD/RA Decree) that is being negotiated between the private PRPs and the United States. The RD/RA Decree is expected to contain the scope of work for the RD/RA as well as settlement terms, including EPA's covenant not to sue Chugach and the other private PRPs for Future Costs once the RD/RA is completed.

The estimate of Future Costs of RD/RA at the Site, as determined by Chugach's consultants based on cost estimates contained in the FS report, ranges from $5,231,200 to $6,619,800. The RD/RA Decree contains a cost estimate, as determined by EPA and including a 50% cost overrun contingency, of $8,400,000. Chugach's share of these estimated RD/RA expenses would range from approximately $805,082 to $1,292,760. These amounts are only estimates, however, the actual, full scope of the S/S cleanup at the Site will not be known, and the projected costs associated with the remedy cannot be refined, until EPA approves remedial design documents.

Under the RD/RA Decree, Chugach and the other PRPs will be required to reimburse the United States for EPA oversight costs and DOJ enforcement costs relating to the RD/RA. Those costs have not been estimated by the United States and are unknown at this time. Therefore, the total amount paid by Chugach under the RD/RA Decree cannot be predicted with certainty. In addition, the RD/RA Decree contains reservation of rights allowing EPA to seek further response actions and payments from the PRPs under certain circumstances, including costs associated with alleged natural resource damages. At this time, no claims have been made pertaining to alleged natural resource damages and no prediction can be made whether EPA will request activities through its reservation of rights under RD/RA Decree. Finally, it is uncertain whether Chugach and the other PRPs will enter into the RD/RA Decree with EPA until negotiations are completed.

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

OUTLOOK

Nationwide, the electric utility industry is entering a period of unprecedented competition. Electric utilities in Alaska will not be immune from these competitive forces. Chugach has taken several steps to be more effectively positioned to meet the challenge of a competitive market for electricity.

Chugach participates in national benchmarking projects to improve system operations. Recent studies have focused on line extensions, field services, new service costs, meter reading and purchasing. As a result of these studies, Chugach has been able to make these processes more efficient which has led to lower costs. The Association is committed to continue reviewing all areas of its operations and to serve its customers in a way that maintains higher reliability while containing the cost of electricity.

In addition to participation in benchmarking studies, Chugach has also implemented strategic alliances in the purchasing and warehousing areas. These alliances are designed to improve efficiency and thus, contribute to lower operating costs. Chugach will continue to explore other areas for strategic alliance opportunities.

The company is also creating a new strategic planning process to address how the cooperative can prepare for competition. In 1995, the Strategic Planning Group (a team of employees from different operational areas) was created. This group has evolved into four separate teams comprised of Strategic Planning Group employees, executive managers and members of the board. The teams include Retail Strategy, Wholesale Strategy, Corporate Direction and Organization. The Retail Strategy, Wholesale Strategy and Corporate Direction teams are working on development of the key strategies in their respective focus area. Once developed, the Organization team will combine these strategies and develop a detailed action plan for preparing Chugach for the future and competition.

              Item 8 - Financial Statements and Supplementary Data

                           December 31, 1996 and 1995





                          Independent Auditors' Report


The Board of Directors
Chugach Electric Association, Inc.:

We have audited the accompanying balance sheets of Chugach Electric Association, Inc. as of December 31, 1996 and 1995, and the related statements of revenues, expenses and patronage capital and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Association's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chugach Electric Association, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.





Anchorage, Alaska                     /s/ KPMG Peat Marwick LLP
March 5, 1997

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets
                           December 31, 1996 and 1995


                            Assets                    1996           1995
                                                  ------------   ------------

Utility plant (notes 2 and 14):

     Electric plant in service ................   $615,464,060   $587,877,992

     Construction work in progress ............     19,826,957     27,068,964
                                                  ------------   ------------

                                                   635,291,017    614,946,956

     Less accumulated depreciation ............    215,411,223    196,677,723
                                                  ------------   ------------

                       Net utility plant ......    419,879,794    418,269,233
                                                  ------------   ------------

Other property and investments, at cost:

     Nonutility property ......................          3,550          3,550

     Investments in associated organizations
        (note 3) ..............................      7,647,189      7,513,807


     Restricted cash - margins from Economy
        Energy Sales, all repurchase agreements      1,599,239      3,026,634
                                                  ------------   ------------

                                                     9,249,978     10,543,991
                                                  ------------   ------------

Current assets:

     Cash and cash equivalents, including
        repurchase agreements of $6,216,073 in
        1996 and $6,360,452 in 1995 ...........      6,226,365      6,371,687



     Cash - restricted construction funds .....      1,371,386           --

     Special deposits .........................         89,232         97,789

     Accounts receivable, less provision for
        doubtful accounts of $367,085 in 1996
        and $436,083 in 1995 ..................     15,369,883     17,108,823


     Materials and supplies, at average cost ..     16,187,592     18,498,783

     Prepayments ..............................        694,257        675,117

     Other current assets .....................        294,380        412,209
                                                  ------------   ------------

                     Total current assets .....     40,233,095     43,164,408
                                                  ------------   ------------

Deferred charges (notes 10 and 16) ............     13,932,109     12,812,691
                                                  ------------   ------------

                                                  $483,294,976   $484,790,323
                                                  ------------   ------------



See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                            Balance Sheets, Continued
                           December 31, 1996 and 1995


                           Liabilities                1996           1995
                                                  ------------   ------------

Equities and margins (note 12):

     Memberships ...............................  $    812,748   $    765,123

     Patronage capital (note 4) ................   100,685,517     95,421,358

     Other (note 5) ............................     2,979,677      3,044,069
                                                  ------------   ------------

                                                   104,477,942     99,230,550
                                                  ------------   ------------

Long-term obligations, excluding current
installments (notes 6 and 7):
     First mortgage bonds payable ..............   251,553,000    294,054,000

     National Bank for Cooperatives bonds
      payable ..................................    56,352,847     11,587,703
                                                  ------------   ------------

                                                   307,905,847    305,641,703
                                                  ------------   ------------

Current liabilities:

     Bank overdraft ............................       806,546        492,204

     Notes payable (note 6) ....................     2,750,000      8,000,000

     Current installments of long-term debt and
        capital leases (notes 6 and 7) .........     5,971,752      5,665,749


     Accounts payable ..........................     5,178,161      6,659,477

     Consumer deposits .........................     1,066,906      1,119,056

     Accrued interest ..........................     7,076,388      8,052,786

     Salaries, wages and benefits ..............     3,583,422      3,772,608

     Fuel ......................................     6,047,574      2,289,776

     Other (note 16) ...........................     5,012,191      2,624,341
                                                  ------------   ------------

                    Total current liabilities ..    37,492,940     38,675,997
                                                  ------------   ------------

Deferred credits (note 13) .....................    33,418,247     41,242,073
                                                  ------------   ------------

                                                  $483,294,976   $484,790,323
                                                  ------------   ------------








See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                 Statements of Revenues, Expenses and Patronage
                   Capital Years ended December 31, 1996, 1995
                                    and 1994


                                              1996             1995             1994
                                         -------------    -------------    -------------

Operating revenues ...................   $ 134,876,668    $ 129,379,308    $ 130,912,171
                                         -------------    -------------    -------------


Operating expenses:

     Production ......................      37,066,444       31,533,567       26,947,797

     Purchased power .................      10,024,483       10,136,623       10,311,046

     Transmission ....................       3,667,039        3,460,823        3,112,527

     Distribution ....................       8,789,683       10,008,020       10,036,600

     Consumer accounts ...............       6,978,856        7,089,847        6,431,363

     Administrative, general and other      13,713,690       14,395,125       15,431,254

     Depreciation ....................      20,673,609       19,296,356       17,881,406
                                         -------------    -------------    -------------

             Total operating expenses      100,913,804       95,920,361       90,151,993
                                         -------------    -------------    -------------


Interest:

     On long-term debt ...............      25,029,257       25,559,725       25,876,104

     Charged to construction - credit         (616,090)      (1,114,928)        (704,813)

     On short-term debt ..............         935,883          612,375          411,425
                                         -------------    -------------    -------------

             Net interest ............      25,349,050       25,057,172       25,582,716
                                         -------------    -------------    -------------

             Net operating margins ...       8,613,814        8,401,775       15,177,462

Nonoperating margins:

     Interest income .................         695,699          730,041          589,537

     Other ...........................         566,908          351,586           91,552

     Property loss ...................         (45,050)        (477,209)        (930,117)
                                         -------------    -------------    -------------


            Assignable margins .......       9,831,371        9,006,193       14,928,434

Patronage capital at beginning of year      95,421,358       91,079,686       80,802,620

Retirement of capital credits and
   estate payments ...................      (4,567,212)      (4,664,521)      (4,651,368)
                                         -------------    -------------    -------------

Patronage capital at end of year .....   $ 100,685,517    $  95,421,358    $  91,079,686
                                         -------------    -------------    -------------





See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                            Statements of Cash Flows
                  Years ended December 31, 1996, 1995 and 1994

                                                                                       1996            1995            1994

                                                                                   ------------    ------------    ------------

Cash flows from operating activities:
     Assignable margins ........................................................   $  9,831,371    $  9,006,193    $ 14,928,434
                                                                                   ------------    ------------    ------------

Adjustments to reconcile  assignable  margins to net cash  provided by operating activities:
     Depreciation and amortization .............................................     23,221,162      21,846,611      19,963,165

     Capitalized interest (AFUDC/IDC) ..........................................       (809,302)     (1,354,273)       (825,500)

     Property losses and obsolete inventory write-off ..........................         45,050         477,434       2,110,125

     Other .....................................................................       (265,643)        343,806         369,791

     Changes in assets and liabilities:
        (Increase) decrease in assets:
          Special deposits .....................................................          8,557         (44,332)         51,702

          Accounts receivable ..................................................      1,738,940      (3,492,435)        814,163

          Notes receivable .....................................................           --             2,533          28,434

          Prepayments ..........................................................        (19,140)        194,790        (272,084)

          Materials and supplies, net ..........................................      2,311,191       1,527,094      (1,522,925)

          Deferred charges .....................................................     (4,581,795)     (2,222,963)     (3,577,693)

          Other ................................................................        117,829         (14,740)          3,640

       Increase (decrease) in liabilities:
          Accounts payable .....................................................     (1,481,316)      3,125,594        (163,379)

          Accrued interest .....................................................       (976,398)       (136,434)        (13,428)

          Deferred credits .....................................................     (8,023,874)     (3,274,768)     (1,837,226)

          Consumer deposits, net ...............................................        (52,150)        (73,789)        (18,281)

          Other ................................................................      5,956,463         389,099       1,789,648
                                                                                   ------------    ------------    ------------

               Total adjustments ...............................................     17,189,574      17,293,227      16,900,152
                                                                                   ------------    ------------    ------------

               Net cash provided by operating
                 activities ....................................................     27,020,945      26,299,420      31,828,586
                                                                                   ------------    ------------    ------------

Cash flows from investing activities:
     Extension and replacement of plant ........................................    (20,605,093)    (22,058,887)    (21,733,836)

     Decrease in investments in associated organizations .......................        132,261         267,393         229,897
                                                                                   ------------    ------------    ------------

               Net cash (used) in investing activities .........................    (20,472,832)    (21,791,494)    (21,503,939)
                                                                                   ------------    ------------    ------------

Cash flows from financing activities:
     Net increase (decrease) in bank overdraft .................................        314,342        (635,111)     (1,534,005)

     Transfer to restricted construction funds .................................     (1,371,386)           --              --

     Net increase (decrease) in notes payable ..................................     (5,250,000)        500,000      (2,500,000)

     Proceeds from long-term debt ..............................................     45,000,000      10,000,000            --

     Repayments of long-term debt ..............................................    (42,429,853)     (8,312,527)     (4,185,104)

     Memberships and donations received (refunded) .............................        (16,768)        309,821         212,272

     Retirement of patronage capital ...........................................     (4,567,212)     (4,664,521)     (4,651,368)

     Increase in (refunds) and transfers of consumer advances
       for construction ........................................................      1,627,442      (1,309,828)        465,382
                                                                                   ------------    ------------    ------------

               Net cash used by financing
                  activities ...................................................     (6,693,435)     (4,112,166)    (12,192,823)
                                                                                   ------------    ------------    ------------

               Net increase (decrease) in cash and cash
                  equivalents ..................................................       (145,322)        395,760      (1,868,176)

Cash and cash equivalents at beginning of year .................................      6,371,687       5,975,927       7,844,103
                                                                                   ------------    ------------    ------------

Cash and cash equivalents at end of year .......................................   $  6,226,365    $  6,371,687    $  5,975,927
                                                                                   ------------    ------------    ------------



Supplemental disclosure of cash flow information - .............................   $ 26,325,449    $ 25,193,606    $ 25,596,144
                                                                                   ------------    ------------    ------------
   interest expense paid, net of amounts capitalized


See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                          Notes to Financial Statements

                           December 31, 1996 and 1995


(1) Description of Business and Summary of Significant Accounting Policies Description of Business

       Chugach Electric Association, Inc. (Association or Chugach) is the largest electric utility in Alaska. The Association is engaged in the generation, transmission and distribution of electricity to directly served retail customers in the Anchorage and upper Kenai Peninsula areas. Through an interconnected regional electrical system, Chugach's power flows throughout Alaska's Railbelt, a 400-mile-long area stretching from the coastline of the southern Kenai Peninsula to the interior of the state, including Alaska's largest cities, Anchorage and Fairbanks.

       Chugach also supplies much of the power  requirements  of three wholesale
       customers,   Matanuska   Electric   Association   (MEA),  Homer  Electric
       Association (Homer) and the City of Seward (Seward).

       The Association operates on a not-for-profit basis and, accordingly, seeks only to generate revenues sufficient to pay operating and maintenance costs, the cost of purchased power, capital expenditures, depreciation, and principal and interest on all indebtedness and to provide for the establishment of reasonable margins and reserves. The Association is subject to the regulatory authority of the Alaska Public Utilities Commission (APUC).

       Management Estimates

       In preparing the financial statements, management of the Association is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

       Summary of Significant Accounting Policies

       The accounting records of the Association conform to the Uniform System of Accounts as prescribed by the Federal Energy Regulatory Commission. The Association meets the criteria, and accordingly, follows the accounting and reporting requirements of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71). Revenues in excess of current period costs (net operating margins and nonoperating margins) in any year are designated on the Association's statement of revenues and expenses as assignable margins. Retained assignable margins are designated on the Association's balance sheet as patronage capital, which is assigned to each member on the basis of patronage. This patronage capital constitutes the principal equity of the Association.

       The Association performs an annual evaluation of the requirements of SFAS 71 and related exposures.

       Reclassifications

       Certain reclassifications have been made to the 1994 and 1995 financial statements to conform to the 1996 presentation.





                                       38
                                                                    (Continued)

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


       Plant Additions and Retirements

       Additions to electric plant in service are recorded at original cost of contracted services, direct labor and materials, and indirect overhead charges. For property replaced or retired, the average unit cost of the property unit, plus removal cost, less salvage, is charged to accumulated provision for depreciation. The cost of replacement is added to electric plant.

       The Association implemented Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of in 1996. There was no material impact on the financial statements.

       In 1994 the Association completed a feasibility study concerning the desirability of implementing Smaller Retirement Unit accounting. The Association implemented Smaller Retirement Unit accounting in 1995.

       Smaller Retirement Unit accounting allows for the capitalization of generation major component costs which would have been expensed as maintenance under the previous capitalization methodology.

       Operating Revenues

       Operating revenues are based on billing rates authorized by the APUC which are applied to customers' usage of electricity. Included in operating revenue are billings rendered to customers adjusted for differences in meter read dates from year to year. The Association's tariffs include provisions for the flow through of gas cost increases pursuant to existing gas supply contracts.

       During 1988 the Association commenced some sales of energy at a price which contemplates the future replacement cost of the gas used to generate such energy, referred to as Economy Energy Sales. Pursuant to an order by the APUC, 80% of the margins from Economy Energy Sales is deferred to mitigate future gas price increases.

       Return of these deferred margins, plus accrued interest earnings, to ratepayers began in June 1996, when the transition from lower priced natural gas to higher priced natural gas occurred. These margins will be returned, over a twelve month period, in the form of a credit to the Fuel Cost Recovery Adjustment (FCRA) factor.

       In August 1996, the Board of Directors approved a petition to the Alaska Public Utilities Commission (APUC) to withdraw from the Simplified Rate Filing (SRF) process. This petition was submitted to the APUC as part of Docket U-96-37, which was opened to resolve rate disputes with Chugach's wholesale customers. Interim-refundable rates for wholesale customers were ordered pending resolution of the docket. In February 1997, the APUC approved a Settlement Agreement between Chugach and its wholesale customers resolving issues in the docket and establishing permanent rates. As part of the APUC order, the Association is required to file Cost of Service and Revenue Requirement Studies. Chugach will file these studies in March 1997. As part of the Settlement Agreement, the wholesale customers agreed not to oppose Chugach's withdrawal from SRF. The APUC orders have not addressed Chugach's withdrawal from SRF but Chugach anticipates approval of its petition. Future rate changes will be applied for through general rate case and other normal APUC procedures.



                                       39
                                                                    (Continued)

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


       Investments in Associated Organizations

       Investments in associated organizations are carried at cost.

       In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, which becomes effective for fiscal years beginning after December 15, 1993. Initial adoption is required to be reflected prospectively. The statement requires entities to classify debt and equity securities as held-to-maturity securities, trading securities or available-for-sale securities. Held-to-maturity securities are to be reported at amortized cost. Trading securities are to be reported at fair value, with unrealized gains and losses included in earnings. Available-for-sale securities are to be reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of patronage capital. Chugach adopted the statement in 1994 but its impact was not significant as all investments were classified as held-to-maturity. The Association has the intent and ability to hold these investments to maturity.

       Deferred Charges and Credits

       Deferred charges, representing regulatory assets, are amortized to operating expense over the period allowed for rate-making purposes, generally five years.

       Nonrefundable contributions in aid of construction are credited to the associated cost of construction of property units. Refundable contributions in aid of construction are held in deferred credits pending their return or other disposition.

       Depreciation and Amortization

       Depreciation and amortization rates have been applied on a straight-line basis and at December 31, 1996 are as follows:

                                                             Rate (%)

     Steam production plant                                 2.68 - 2.95

     Hydraulic production plant                             1.33 - 2.24

     Other production plant                                 3.46 - 7.07

     Transmission plant                                     1.85 - 5.00

     Distribution plant                                     2.10 - 6.67

     General plant                                         2.22 - 25.00

     Other                                                     2.75


       In 1994, the first phase of a three part phase-in of new depreciation rates occurred as APUC approved rates for submarine cables (Transmission plant) were implemented. The impact of utilization of these new depreciation rates on the financial statements was not material. In 1995, the balance of Transmission plant, all of Distribution plant and General plant rates were implemented. In 1996, new Generation plant depreciation rates were implemented.



                                       40
                                                                    (Continued)

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


       Capitalized Interest

       Allowance for funds used during construction and interest charged to construction - credit are the estimated costs during the period of construction of equity and borrowed funds used for construction purposes. The Association capitalized such funds at the average rate (adjusted monthly) of 8.6% during 1996, 8.2% during 1995 and 7.6% during 1994.

       Cash and Cash Equivalents

       For purposes of the statement of cash flows, the Association considers all highly liquid debt instruments with a maturity of three months or less upon acquisition by the Association (excluding restricted cash and investments) to be cash equivalents.

       Fair Value of Financial Instruments

       Statement of Financial Accounting Standards 107, Disclosures About the Fair Value of Financial Instruments, requires disclosure of the fair value of certain on and off balance sheet financial instruments for which it is practicable to estimate that value. The following methods are used to estimate the fair value of financial instruments:

             Cash and cash equivalents and restricted cash - the carrying amount approximates fair value because of the short maturity of those instruments.

             Investments in associated organizations - the carrying amount approximates fair value because of limited marketability and current market interest rates which approximate interest rates on the investments.

             Consumer deposits - the carrying amount approximates fair value because of the short refunding term.

             Notes payable - the carrying amount approximates fair value because of the short maturity of the notes.

             Long-term obligations - the fair value is estimated based on the quoted market price for same or similar issues (note 7).


                                       41
                                                                    (Continued)

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


2)     Utility Plant Summary

       Major classes of electric plant as of December 31 are as follows:

                                                         1996         1995
                                                         ----         ----

        Electric plant in service:
           Steam production plant                   $  60,392,869 $  60,392,869

           Hydraulic production plant                   8,798,695     8,766,762

           Other production plant                     107,278,076   107,222,121

           Transmission plant                         189,961,660   189,792,544

           Distribution plant                         144,939,571   137,233,348

           General plant                               61,174,312    59,326,923

           Unclassified electric plant in service      37,533,642    19,814,513

           Equipment under capital leases                 674,323       618,000

           Other                                        4,710,912     4,710,912
                                                     ------------  ------------

               Total electric plant in service        615,464,060   587,877,992

        Construction work in progress                  19,826,957    27,068,964
                                                      -----------   -----------

               Total electric plant in service and
                 construction work in progress      $ 635,291,017 $ 614,946,956
                                                      -----------   -----------



       Depreciation of unclassified  electric plant in service has been included
       in  functional  plant  depreciation   accounts  in  accordance  with  the
       anticipated eventual classification of the plant investment.

(3)    Investments in Associated Organizations

       Investments in associated organizations include the following at December 31:

                                                         1996         1995
                                                         ----         ----

      National Rural Utilities Cooperative Finance
        Corporation (NRUCFC)                         $ 6,095,980 $ 6,095,980

      National Bank for Cooperatives (CoBank)          1,352,010   1,253,223

      NRUCFC capital term certificates                    29,120      16,317

      Other                                              170,079     148,287
                                                       ---------   ---------

                                                     $ 7,647,189 $ 7,513,807
                                                       ---------   ---------




                                       42
                                                                    (Continued)

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


       The Farm Credit Administration, CoBank's federal regulators, requires minimum capital adequacy standards for all Farm Credit System institutions. CoBank's loan agreements require, as a condition of the extension of credit, that an equity ownership position be established by all borrowers. The Association's investment in NRUCFC similarly was required by its financing arrangements with NRUCFC. The investments in NRUCFC and CoBank mature at various dates through 2020 and bear interest at rates ranging from 3% to 5%.

(4)    Patronage Capital

       The Association has approved an Equity Management Plan which established in general, a ten-year (for wholesale customers) and twenty-year (for retail customers) capital credit retirement of patronage capital, based on the members' proportionate contribution to Association assignable margins. At December 31, 1996, out of the total of $100,685,517 patronage capital, the Association had assigned $90,854,146 of such patronage capital (net of capital credit retirements). Approval of actual capital credit retirements is at the discretion of the Association's Board of Directors. In November 1995, the Board of Directors approved retirement of wholesale capital credits for 1985 resulting in an authorized distribution of $4,535,362. The Board of Directors elected to not authorize a retail capital credit retirement for 1995. In November 1996, the Board of Directors approved the retirement of $1,868,785 of retail capital credits representing 50 percent of the 1983 retail patronage. In December 1996, the Board of Directors authorized the retirement of $2,135,078 of wholesale capital credits from 1986 resulting in an authorized 1996 distribution of $4,003,863. A special return of wholesale capital credits in the amount of $392,136 was authorized by the Board of Directors under the terms of APUC Docket U-92-10.

       In 1997 the Association will update the Equity Management Plan. Following is a five-year summary of those anticipated capital credit retirements:


         Year ending   Wholesale      Retail         Total

            1997      $1,206,000    $1,431,000    $2,637,000

            1998       1,533,000     2,146,000     3,679,000

            1999               0     1,766,000     1,766,000

            2000               0     1,783,000     1,783,000

            2001               0     1,823,000     1,823,000










                                       43
                                                                    (Continued)

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


(5)    Other Equities

       A summary of other equities at December 31 follows:

                                                        1996             1995
                                                        ----             ----

          Nonoperating margins, prior to 1967    $      23,625    $      23,625

          Donated capital                              183,580          203,478

          Unredeemed capital credit retirement       2,772,472        2,816,966
                                                    ----------       ----------

                                                  $  2,979,677     $  3,044,069
                                                    ----------       ----------



(6)    Long-term Obligations

       Long-term obligations at December 31 are as follows:


                                                                                 1996           1995
                                                                             ------------   ------------

First mortgage bonds of 8.08% maturing in 2002 and 9.14% maturing in 2022, with interest payable semiannually March 15 and September 15:
                                                                      8.08%  $ 34,554,000   $ 39,873,000

                                                                      9.14%   222,705,000    259,500,000

CoBank 8.95% bond maturing in 2002,
  with interest payable monthly ..........................................      1,587,703      1,802,871

CoBank 7.76% bond maturing in 2005,
  with interest payable monthly ..........................................     10,000,000     10,000,000

CoBank 6.35% (variable rate, repriced
monthly) bonds maturing 2022, with
interest payable monthly .................................................     45,000,000           --

Capital lease for computer equipment at
  an interest rate of 9.10% with monthly
  payments of approximately
  $1,700 through July 1998 ...............................................         30,896        131,581
                                                                             ------------   ------------

      Total long-term obligations ........................................    313,877,599    311,307,452

Less current installments ................................................      5,971,752      5,665,749
                                                                             ------------   ------------

      Long-term obligations, excluding
        current installments .............................................   $307,905,847   $305,641,703
                                                                             ------------   ------------




Substantially all assets are pledged as collateral for the long-term obligations.


                                                       44
                                                                    (Continued)

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


       Maturities of Long-term Obligations

       Long-term obligations at December 31, 1996 mature as follows:



                     Sinking Fund       Principal maturities
                     requirements
      Year ending   First mortgage
      December 31       bonds                                           Total

                                      CoBank
                                   mortgage bonds Capital leases

         1997     $   5,706,000  $    234,856      $  30,896      $   5,971,752

         1998         5,643,000       256,346              -          5,899,346

         1999         5,809,000       279,802              -          6,088,802

         2000         6,067,000       305,405              -          6,372,405

         2001         6,097,000       333,350              -          6,430,350

      Thereafter    227,937,000    55,177,944              -        283,114,944
                   ------------    ----------      ---------        -----------

                  $ 257,259,000  $ 56,587,703      $  30,896      $ 313,877,599
                   ------------    ----------        -------        -----------




       Lines of Credit

       The Association had an annual line of credit of $35,000,000 in 1996 and 1995 available with CoBank. The CoBank line of credit expires August 1, 1997 but is expected to be renewed. At December 31, 1996, there was no outstanding balance on this line of credit. At December 31, 1995, $3,000,000 was outstanding at an interest rate of 6.35%. In addition, the Association had an annual line of credit of $50,000,000 available at December 31, 1996 and 1995 with NRUCFC. At December 31, 1996, $2,750,000 was outstanding at an interest rate of 6.35%. At December 31, 1995, $5,000,000 was outstanding at an interest rate of 6.35%. The NRUCFC line of credit expires February 19, 1998.

       Refinancing

       On September 19, 1991, Chugach issued $314,000,000 of First Mortgage Bonds, 1991 Series A (Bonds), for purposes of repaying existing debt to the Federal Financing Bank and the Rural Electrification Administration (now Rural Utilities Services). Pursuant to Section 311 of the Rural Electrification Act, Chugach was permitted to prepay the REA debt at a discounted rate of approximately 9%, resulting in a discount of approximately $45,000,000 (note 13).

       The bonds maturing in 2002 (Series A 2002 Bonds) are subject to annual sinking fund redemption at 100% of the principal amount thereof which commenced March 15, 1993. The bonds maturing in 2022 (Series A 2022 Bonds) are subject to annual sinking fund redemption at 100% of the principal amount thereof commencing March 15, 2003. The Series A 2002 Bonds are not subject to optional redemption. The Series A 2022 Bonds

                                       45
                                                                    (Continued)

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


       are redeemable at the option of Chugach on any interest payment date at an initial redemption price commencing in 2002 of 109.140% of the principal amount thereof declining ratably to par on March 15, 2012. The Bonds are secured by a first lien on substantially all of Chugach's assets. The Indenture prohibits outstanding short-term indebtedness (other than trade payables) in excess of 15% of Chugach's net utility plant and limits certain cash investments to specific securities.

       In December 1995, Chugach reacquired $2,500,000 of the Series A 2022 Bonds at a premium of 116.8795. Total transaction cost, including accrued interest and premium, was $2,982,286.

       In February 1996, Chugach reacquired $2,445,000 of the Series A 2022 Bonds at a premium of 117.5000. Total transaction cost, including accrued interest and premium, was $2,970,334.

       In March 1996, Chugach reacquired $13,150,000 of the Series A 2022 Bonds at a premium of 115.3750. Total transaction cost, including accrued interest and premium, was $15,762,752.

       In June 1996, Chugach reacquired $20,000,000 of the Series A 2022 Bonds at a premium of 109.375. Total transaction costs, including accrued interest and premium was $22,347,233.

       In September 1996, Chugach reacquired $1,200,000 of the Series A 2022 Bonds at a premium of 108.528. Total transaction cost, including accrued interest and premium, was $1,356,567.

(7)    Fair Value of Financial Instruments

       The estimated fair values (in thousands) of the long-term obligations included in the financial statements at December 31 are as follows:


                                              1996                  1995
                                              ----                  ----

                                       Carrying     Fair    Carrying     Fair
                                         Value      Value     Value      Value

       Long-term obligations
       (including current installments) $313,878   $348,273 $311,307   $365,663


       Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.



                                       46
                                                                    (Continued)

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


(8)    Minimum Take Provision

       The Association previously contracted to purchase a minimum amount of natural gas each year through May 1996. The daily purchase requirement is 45,000 MCF at a price of $0.40 per MCF (adjusted pursuant to contract provisions). Subsequent to May 1996, all gas contracts are requirements contracts with no specified minimum purchase requirement. These contracts extend to approximately the year 2015 or 2025 under certain conditions. Management believes all gas purchase expenses will be fully recovered in rates. A liability under the minimum take provisions of the purchase contracts was not required at December 31, 1996.

(9)    Employee Benefits

       Pension benefits for substantially all employees are provided through the Alaska Electrical Trust and Alaska Hotel, Restaurant and Camp Employees Health and Welfare Trust Funds (union employees) and the National Rural Electric Cooperative Association (NRECA) Retirement and Security Program (nonunion employees). The Association makes annual contributions to the plans equal to the amounts accrued for pension expense. For the union plans, the Association pays a contractual hourly amount per union employee which is based on total plan costs for all employees of all employers participating in the plan. In these master, multiple-employer plans, the accumulated benefits and plan assets are not determined or allocated separately to the individual employer. Pension costs for union plans were approximately $1,889,000 in 1996, $1,860,000 in 1995 and $1,805,000 in 1994. For the years ended December 31, 1993 and 1992, NRECA did not require contributions to the plan; consequently, no pension cost was incurred. The moratorium was lifted in 1994 and $178,000 was contributed to the NRECA pension plan. In 1995 the moratorium was in effect from May through December. From January through April 1995, a total of $484,000 was contributed to the NRECA plan. In 1996 the moratorium was in effect from January through September. From October through December 1996, $266,000 was contributed to the NRECA plan.

(10)   Deferred Charges

       Deferred charges consisted of the following at December 31:

                                                      1996         1995
                                                      ----         ----

  Debt issuance and reacquisition costs          $  4,220,403 $  4,110,684

  Refurbishment of transmission equipment             290,123      299,383

  Computer software and conversion                  4,702,932    5,633,811

  Studies                                           1,021,820      901,710

  Fuel supply negotiations                            437,758      460,474

  Major overhaul of steam generating unit           1,042,624    1,247,730

  Other (note 16)                                   2,216,449      158,899
                                                   ----------   ----------

                                                 $ 13,932,109 $ 12,812,691
                                                   ----------   ----------


(11)   Income Taxes

       The Association is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code.

                                       47
                                                                    (Continued)

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


(12)   Return of Capital

       Under provisions of its long-term debt agreements, the Association is not directly or indirectly permitted to declare or pay any dividend or make any payments, distributions or retirements of patronage capital to members if an event of default exists with respect to its bonds (event of default), if payment of such distribution would result in an event of default, or if the aggregate amount expended for all distributions on and after September 26, 1991 exceeds the sum of $7,000,000 plus 35% of the aggregate assignable margins (whether or not such assignable margins have since been allocated to members) of the Association earned after December 31, 1990 (or, in the case such aggregate shall be a deficit, minus 100% of such deficit). The Association may declare and make distributions at any time if, after giving effect thereto, the Association's aggregate margins and equities as of the end of the most recent fiscal quarter would be not less than 45% of the Association's total liabilities and equities as of the date of the distribution. The Association does not anticipate that this provision will limit the anticipated capital credit retirements described in note 4.

(13)   Deferred Credits

       Deferred credits at December 31 consisted of the following:

                                                     1996           1995
                                                     ----           ----

  Regulatory liability - unamortized gain on
     reacquired debt                            $ 29,726,201   $ 35,720,461

  Refundable consumer advances for
     construction                                  2,904,690      1,277,248

  Deferred economy energy margins,
     including accrued interest                            -      2,774,954

  Estimated initial installation costs for
     transformers and meters                         470,460        416,532

  Submarine cable reserve                                  -        729,600

  Post retirement benefit obligation                 255,700        283,200

  Other                                               61,196         40,078
                                                 -----------    -----------

                                                $ 33,418,247   $ 41,242,073
                                                  ----------     ----------




       In conjunction with the refinancing described in note 6, the Association recognized a gain of approximately $45,000,000. The APUC permitted the Association to flow through the gain to consumers in the form of reduced rates over a period equal to the life of the bonds using the effective interest method; consequently, the gain has been deferred for financial reporting purposes as required by SFAS 71. Amortization of the deferred gain of approximately $2,000,000 was recorded annually in 1996, 1995 and 1994.

                                       48
                                                                    (Continued)

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


       Accruals for the Submarine Cable Reserve (begun in 1992 at $400,000 per year plus a 2% per year inflation factor) were suspended in 1995 by agreement with Chugach's wholesale customers. The balance of the reserve is being returned to ratepayers via a credit to the Fuel Cost Recovery Adjustment Factor over 15 months which began in July 1996.

(14)   Bradley Lake Hydroelectric Project

       The Association is a participant in the Bradley Lake Hydroelectric Project (Bradley Lake). Bradley Lake was built and financed by the Alaska Energy Authority (AEA) through State of Alaska grants and $166,000,000 of revenue bonds. The Association and other participating utilities have entered into take-or-pay power sales agreements under which shares of the project capacity have been purchased and the participants have agreed to pay a like percentage of annual costs of the project (including ownership, operation and maintenance costs, debt service costs and amounts required to maintain established reserves). Under these take-or-pay power sales agreements, the participants have agreed to pay all project costs from the date of commercial operation even if no energy is produced. The Association has a 30.4% share of the project's capacity. The share of debt service exclusive of interest, for which the
       Association is responsible is approximately $47,000,000. Under a worst case scenario, the Association could be faced with annual expenditures of approximately $4.6 million as a result of its Bradley Lake take-or-pay obligations. Management believes that such expenditures, if any, would be recoverable through the fuel surcharge ratemaking process. Upon the default of a Bradley Lake participant, and subject to certain other conditions, AEA, through Alaska Industrial Development and Export Authority, is entitled to increase each participant's share of costs pro rata, to the extent necessary to compensate for the failure of another participant to pay its share, provided that no participant's percentage share is increased by more than 25%.

       The following represents information with respect to Bradley Lake at June 30, 1996 (the most recent date for which information is available). The Association's share of expenses were $3,957,930 in 1996, $4,100,154 in 1995 and $4,231,644 in 1994 and are included in purchased power in the accompanying financial statements:

                                                                  Proportionate
                                          Total                       share

          Plant in service            $  306,601,978              $  93,207,000

          Accumulated depreciation       (32,679,560)                (9,935,000)

          Interest expense                11,181,937                  3,399,000



       Other   electric   plant  in  service  of   $4,710,912   represents   the
       Association's   share  of  a  Bradley  Lake  transmission  line  financed
       internally.



                                       49
                                                                    (Continued)

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


(15)   Eklutna Hydroelectric Project

       In 1996, the Association along with Matanuska Electric Association (MEA) and Municipal Light and Power (ML&P) entered the transition phase of the Eklutna Hydroelectric Project acquisition. Formal transfer of ownership from the Alaska Power Administration to the participating utilities is expected to take place by November 1997. During the transition phase, MEA will operate and maintain the facility. Chugach and ML&P will reimburse MEA for their proportionate shares of the operations and maintenance costs.

       Chugach's eventual ownership share of the plant is 9/30's of the plant's available output. Under net billing arrangements, Chugach will purchase 14/30's of the plant's available output. Chugach's share of the total purchase price of the facility will be approximately $1,800,000 in 1997.

(16)   Commitments and Contingencies
       Construction

       The Association is engaged in a continuous construction program. Management estimates that approximately $21,000,000 will be spent on the construction program in 1997, including approximately $2,400,000 due to use of Smaller Retirement Unit accounting methodology for generation unit major overhauls.

       Contingencies

       The Association is a participant in various legal actions, claims and unasserted claims, both for and against its interests. Management believes that the outcome of any such matters will not materially impact the Association.

       Standard Steel Salvage Yard Site

       A cost recovery action was filed in Federal District Court on December 27, 1991 by the United States against Chugach and six other Potentially Responsible Parties (PRPs) seeking reimbursement of removal and response action costs (Past Response Costs) incurred by US EPA at the Standard Steel and Metals Salvage Yard Superfund Site in Anchorage, Alaska (Site). The six other PRPs named in the action are the Alaska Railroad, Westinghouse Electric Corporation, Sears Roebuck and Co., Montgomery Ward & Co., J.C. Penney Company, Inc. and Bridgestone/Firestone, Inc.

       On September 23, 1992, Chugach entered into an Administrative Order on Consent (AOC) with the EPA to perform a remedial investigation and feasibility study (RI/FS) for the Site. The RI/FS was completed in 1996 and, based on the results of the RI/FS, EPA selected the remedy of soil stabilization and solidification (S/S) for cleanup of the Site and documented its selection in a Record of Decision issued in July, 1996.

                                       50
                                                                    (Continued)

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


       In December 1996, a partial consent decree (Partial Consent Decree) settling the cost recovery action was entered by the Federal District Court. Under the Partial Consent Decree the PRPs and the United States settled the following costs associated with the Site: Past Response Costs incurred by EPA through December 1991; RI/FS costs; drum and scrap removal costs; past enforcement costs incurred by the Department of Justice (DOJ) through December 11, 1996; and EPA oversight costs related to the RI/FS.

       The settlement under the Partial Consent Decree allocates 14.37% of the above costs to Chugach. Chugach has paid its share of Past Response Costs and DOJ enforcement costs under the Partial Consent Decree. The total estimated cost of the settlement under the Partial Consent Decree is approximately $6,800,000 of which Chugach's share will be approximately $977,000. These amounts are estimates because RI/FS expenses and EPA oversight costs are not yet fully known and, therefore, the total amount to be paid by Chugach under the Partial Consent Decree is not known with certainty.

       The Partial Consent Decree does not settle Chugach's liability for future costs of designing and performing the S/S remedy (Future Costs). Although the Partial Consent Decree does not settle Chugach's or the other private PRP's liability for Future Costs, the Partial Consent Decree does bind the federal PRPs and the Alaska Railroad to pay an aggregate share of 64% of Future Costs. Chugach and the five other private PRPs have reached a separate settlement to divide the remaining 36% of Future Costs among themselves. Under that settlement, Chugach's percentage share of liability for Future Costs will equal 15.39%.

       Chugach's agreement to perform remedial design and remedial action (RD/RA) at the Site will be memorialized in a new Consent Decree (RD/RA Decree) that is being negotiated between the private PRPs and the United States. The RD/RA Decree is expected to contain the scope of work for the RD/RA as well as settlement terms, including EPA's covenant not to sue Chugach and the other private PRPs for Future Costs once the RD/RA is completed.

       The estimate of Future Costs of RD/RA at the Site, as determined by Chugach's consultants based on cost estimates contained in the FS report, ranges from $5,231,200 to $6,619,800. The RD/RA Decree contains a cost estimate, as determined by EPA and including a 50% cost overrun contingency, of $8,400,000. Chugach's share of these estimated RD/RA expenses would range from approximately $805,082 to $1,292,760. These amounts are only estimates, however, the actual, full scope of the S/S cleanup at the Site will not be known, and the projected costs associated with the remedy cannot be refined, until EPA approves remedial design documents.

       Under the RD/RA Decree, Chugach and the other PRPs will be required to reimburse the United States for EPA oversight costs and DOJ enforcement costs relating to the RD/RA. Those costs have not been estimated by the United States and are unknown at this time. Therefore, the total amount paid by Chugach under the RD/RA Decree cannot be

                                       51
                                                                    (Continued)

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


       predicted with certainty. In addition, the RD/RA Decree contains reservation of rights allowing EPA to seek further response actions and payments from the PRPs under certain circumstances, including costs associated with alleged natural resource damages. At this time, no claims have been made pertaining to alleged natural resource damages and no prediction can be made whether EPA will request activities through its reservation of rights under RD/RA Decree. Finally, it is uncertain whether Chugach and the other PRPs will enter into the RD/RA Decree with EPA until negotiations are completed.

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

       Regulatory Cost Charge

       In 1992 the State of Alaska Legislature passed legislation authorizing the Department of Revenue to collect a regulatory cost charge from utilities in order to fund the APUC. The tax is assessed on all retail consumers and is based on kilowatt hour (kWh) consumption. The Regulatory Cost Charge has decreased since its inception (November 1992) from an initial rate of $.000626 per kWh to the current rate of $.000297, effective January 1, 1997.

                   Item 9 - Changes in and Disagreements with
               Accountants on Accounting and Financial Disclosure

                                      None

                                    PART III

          Item 10 - Directors and Executive Officers of the Registrant

MANAGEMENT

Executives

Chugach operates under the direction of a Board of Directors that is elected at large by its membership. Day-to-day business and affairs are administered by the General Manager. Chugach's seven-member Board of Directors sets policy and provides direction to Chugach's General Manager. The following table sets forth certain information with respect to the executive management of Chugach:

   Name                       Age      Positions held

   Eugene N. Bjornstad        59       General Manager
   Lee D. Thibert             41       Executive Manager, Operating Divisions
   Evan J. Griffith, Jr.      55       Executive Manager, Finance and Planning
   William R. Stewart         50       Executive Manager, Administration

Eugene N. Bjornstad was appointed General Manager of Chugach June 22, 1994. Prior to that he served as Acting General Manager from March 28, 1994 until his permanent appointment. He joined Chugach in 1983 and served as Executive Manager, Operating Divisions from 1988 to 1994.

Lee D. Thibert was appointed Acting Executive Manager, Operating Divisions in June of 1994 and received permanent appointment to this position on December 1, 1994. Prior to moving up to the Executive Manager position, he served as Director of Operations from June 1987.

Evan J. Griffith, Jr. has been Executive Manager, Finance and Planning of Chugach since August 1989 and was Budget/Program Analyst for the Anchorage Municipal Assembly from August 1984 to August 1989.

William R. Stewart has been Executive Manager, Administration of Chugach since July 1987, was Division Director of Administration of Chugach from January 1984 to July 1987 and Staff Assistant to the General Manager of Chugach from November 1982 to January 1984. He has been employed at Chugach since 1969.

Board of Directors

Raymond A. "Ray" Kreig - President. Ray Kreig, 50, is president of R.A. Kreig & Associates, a consulting firm specializing in land and site assessment. He is a professional civil engineer and geologist. Mr. Kreig was elected to the board in April 1994 and became President in April 1995.

Pat Jasper - Vice President. Pat Jasper, 67, is a small business owner and has been a computer programmer and systems analyst. She was originally elected to the Board in April 1995 to fill a one-year term, and served as Secretary to April 1996. She was re-elected in April 1996 and has been Vice President since then.

Mary Minder - Secretary. Mary Minder, 57, was elected to the Board in April
1995 and served as Treasurer until April 1996 when she became Secretary. Ms. Minder is a realtor and associate real estate broker.

Kathleen A. Weeks - Treasurer. Kathleen Weeks, 50, is an attorney in private practice. Her specialty is divorce, real estate and probate law. She was elected to the Board in April 1995, served as Vice President from that time to April 1996 when she became Treasurer.

Christopher Birch, 46, is a professional engineer employed by the Alaska Department of Transportation and Public Facilities. He was appointed to the Board to fill the seat vacated by Marty Bushue in October 1996.

Ed Granger - Director. Ed Granger, 62, is a retired professional engineer working in real estate. He was elected to the board in 1991. He resigned in March 1994, one month before his first term expired. He was reappointed to the Board to fill the remaining term of another resigned director in June 1995 and was re-elected in April 1996.

Elizabeth Page "Pat" Kennedy - Director. Pat Kennedy, 58, was President of Chugach from April 1994 to April 1995. Ms. Kennedy has served on the board since 1993 and was Secretary from April 1993 to April 1994. She is an attorney who has been licensed to practice law since 1976 and has been in private practice since 1990.

Martin J. "Marty" Bushue - Director. Marty Bushue, 51, is a professional electrical engineer and a principal of MJB Engineering. He has 21 years of engineering and project management experience in Alaska. He was elected to the board in April 1994. Mr. Bushue resigned from the board for personal reasons in October 1996.

                        Item 11 - Executive Compensation

CASH COMPENSATION

The following table sets forth all remuneration paid by Chugach for the calendar years ended December 31, 1996, 1995 and 1994 with respect to each of the four executive officers of Chugach, all of whose total cash and cash equivalent compensation exceeded $100,000, and for all such executive officers as a group:


      Name              Principal position              Year    Salary

Eugene N. Bjornstad     General Manager                 1996  $ 167,296

                                                        1995    164,924

                                                        1994    146,044

Lee D. Thibert          Executive Manager, Operating    1996    118,562
                        Divisions
                                                        1995    119,312

                                                        1994    111,732


Evan J. Griffith, Jr.   Executive Manager, Finance &    1996    137,434
                        Planning
                                                        1995    126,378

                                                        1994    120,483


William R. Stewart      Executive Manager,              1996    134,393
                        Administration
                                                        1995    129,738

                                                        1994    127,027


Directors of Chugach are compensated for their services in the amount of $100 per board meeting attended (including committee meetings) up to a maximum of seventy meetings per year for a director and eighty-five meetings per year for the President. Upon termination, Mr. Bjornstad's employment agreement provides that he may receive an amount equal to his salary for the remaining term of his employment agreement (which number shall not be less than six months) plus any accrued annual leave or other compensation then due as of the effective date of the notice of termination.

COMPENSATION PURSUANT TO PLANS

Chugach has elected to participate in the National Rural Electric Cooperative Association Retirement and Security Program (Plan), a multiple employer defined benefit master pension plan maintained and administered by the National Rural Electric Cooperative Association for the benefit of its members and their employees. The Plan is intended to be a qualified pension plan under Section 401(a) of the Code. All employees of Chugach not covered by a union agreement become participants in the Plan on the first day of the month following completion of one year of eligibility service. An employee is credited with one year of eligibility service if he completes 1,000 hours of service either in his first twelve consecutive months of employment or in any calendar year for Chugach or certain other employers in rural electrification (related employers). Pension benefits vest at the rate of 10% for each of the first four years of vesting service and become fully vested and nonforfeitable on the earlier of the date a participant has five years of vesting service or the date the participant attains age fifty-five while employed by Chugach or a related employer. A participant is credited with one year of vesting service for each calendar year in which he performs at least one hour of service for Chugach or a related employer. Pension benefits are generally paid upon the participant's retirement or death. A participant may also elect to receive pension benefits while still employed by Chugach if he has reached his normal retirement date by completing thirty years of benefit service (as hereinafter defined) or, if earlier, by attaining age sixty-two. A participant may elect to receive actuarially reduced early retirement pension benefits before his normal retirement date provided he has attained age fifty-five.

Pension benefits paid in normal form are paid monthly for the remaining lifetime of the participant. Unless an actuarially equivalent optional form of benefit payment to the participant is elected, upon the death of a participant the participant's surviving spouse will receive pension benefits for life equal to 50% of the participant's benefit. The annual amount of a participant's pension benefit and the resulting monthly payments the participant receives under the normal form of payment are based on the number of his years of participation in the Plan (benefit service) and the highest five-year average of the annual rate of his base salary during the last ten years of his participation in the Plan (final average salary). Annual compensation in excess of $200,000, as adjusted by the Internal Revenue Service for cost of living increases, is disregarded after January 1, 1989. The participant's annual pension benefit at his normal retirement date is equal to the product of his years of benefit service (up to thirty) times final average salary times 2%.

The following table sets forth the estimated annual pension benefit payable at normal retirement date for participants in the specified final average salary and years of benefit service categories:


        Final                   Years of benefit service
       Average
       Salary

                      15        20         25        30        35
                      --        --         --        --        --

      $ 125,000    $ 37,500  $ 50,000   $ 62,500  $ 75,000  $ 75,000

        150,000      45,000    60,000     75,000    90,000    90,000



The annual pension benefits indicated above are the joint and surviving spouse life annuity amounts payable by the Plan, and they are not subject to any deduction for Social Security or other offset amounts.

Benefit service as of December 31, 1996 taken into account under the Plan for the executive officers is shown below. Base salary for 1996 taken into account under the Plan for purposes of determining final average salary is also included.

                                                                     Covered
        Name            Principal Position       Benefit Service   Compensation

Eugene N. Bjornstad     General Manager               12.7            $ 156,021

Lee D. Thibert          Executive Manager,             8.6              118,664
                        Operating Divisions

Evan J. Griffith, Jr.   Executive Manager,             6.3              123,968
                        Finance & Planning

William R. Stewart      Executive Manager,            26.7              123,968
                        Administration

                         Item 12 - Security Ownership of
                    Certain Beneficial Owners and Management

                                 Not Applicable

            Item 13 - Certain Relationships and Related Transactions

                                 Not Applicable

                                     PART IV

    Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                 Page

Financial Statements

Included in Part IV of this Report:
       Independent Auditors' Report                                 33
       Balance Sheets, December 31, 1996 and 1995                   34
       Statements of Revenues, Expenses and Patronage Capital,
          Years ended December 31, 1996, 1995 and 1994              36
       Statements of Cash Flows,
           Years ended December 31, 1996, 1995 and 1994             37
       Notes to Financial Statements                             38-52

Financial Statement Schedules

       Included in Part IV of this Report:
       Independent Auditors' Report                                 59
       Schedule II - Valuation and Qualifying Accounts,
          Years ended December 31, 1996, 1995 and 1994              60


Other schedules are omitted as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

                          Independent Auditors' Report




The Board of Directors
Chugach Electric Association, Inc.:


Under the date of March 5, 1997, we reported on the balance sheets of Chugach Electric Association, Inc. as of December 31, 1996 and 1995 and the related statements of revenues, expenses and patronage capital and cash flows for each of the years in the three-year period ended December 31, 1996 which are included in Part II of the Company's Annual Report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule listed in the index to Item 14 of the Company's 1996 Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.









Anchorage, Alaska                        /s/ KPMG Peat Marwick LLP
March 5, 1997

                                                                    Schedule II


                       CHUGACH ELECTRIC ASSOCIATION, INC.

                        Valuation and Qualifying Accounts



                                 Balance at   Charged                  Balance
                                 beginning    to costs                  at end
                                  of year   and expenses   Deductions   of year


Allowance for doubtful accounts:

     Activity for year ended:

        December 31, 1996        $(436,083)   $(566,844)  $  635,842 $ (367,085)

        December 31, 1995         (569,769)    (534,646)     668,332   (436,083)

        December 31, 1994         (891,563)    (736,847)   1,058,641   (569,769)

EXHIBITS

Listed below are the exhibits which are filed as part of this Report:



   Exhibit
   number                          Description                                         Page

    *3.1            Articles of Incorporation of the Registrant

   **3.2            Bylaws of the Registrant (as amended April 25, 1996)

    *4.1 Trust Indenture, dated as of September 15, 1991, between the Registrant and Security Pacific Bank
                         Washington, N.A., Trustee (Including forms of bonds)

    *4.2            First Supplemental Indenture of Trust by and among
                         Chugach Electric Association, Inc. and Seattle-
                         First National Bank dated March 17, 1993

    *4.3            Second Supplemental Indenture of Trust by and among
                         Chugach Electric Association, Inc. and Seattle-
                         First National Bank dated May 19, 1994

    *4.4            Third Supplemental Indenture of Trust by and among
                         Chugach Electric Association, Inc. and Seattle-
                         First National Bank

  *4.4.1                 Closing  Documents dated November 30, 1994,  First
                         Mortgage Bond, CoBank Series (CoBank-1), Due March
                         15, 2002 pursuant to the Third Supple-
                         mental Indenture of Trust dated June 29, 1994

  *4.4.2            Closing documents dated August 31, 1995 First
                         Mortgage Bond, CoBank Series (CoBank-2), due
                         August 31, 2005 pursuant to the Third
                         Supplemental Indenture of Trust

 **4.4.3            Closing documents dated April 30, 1996 First
                         Mortgage Bond, CoBank Series (CoBank-3), due
                         March 15, 2022 pursuant to the Third
                         Supplemental Indenture of Trust

***4.4.4            Closing documents dated September 30, 1996 First
                         Mortgage Bond, CoBank Series (CoBank-4), Due
                         June 15, 2022 pursuant to the Third Supplemental
                         Indenture of Trust

    *4.5            Fourth Supplemental Indenture of Trust by and among
                         Chugach Electric Association, Inc. and Seattle-First
                         National Bank dated March 1, 1995

    *4.6            Fifth Supplemental Indenture of Trust by and among
                         Chugach Electric Association, Inc. and Seattle-First
                         National Bank dated September 6, 1995





 Exhibit
 number                            Description                                         Page

  **4.7           Sixth Supplemental Indenture of Trust by and among
                       Chugach Electric Association, Inc. and Seattle-First
                       National Bank dated April 3, 1996

  *10.1           Joint Use Agreement between the City of Seward and
                       the Registrant

  *10.2           Wholesale Power Agreement between the City of
                       Seward and the Registrant

  *10.3           Agreement for Sale of Electric Power and Energy
                       between Homer Electric Association, Inc., Alaska
                       Electric Generation and Transmission Association,
                       Inc. and the Registrant


  *10.4           Modified Agreement for the Sale and Purchase of
                       Electric Power and Energy between Matanuska
                       Electric Association, Inc., Alaska Electric
                       Generation and Transmission Association, Inc.
                       and the Registrant

  *10.4.1         First Amendment to Modified Agreement for the Sale
                       and Purchase of Electric Power and Energy dated
                       April 5, 1989 by and among Chugach Electric
                       Association, Inc., Matanuska Electric Association,
                       Inc. and Alaska Electric Generation & Trans-
                       mission Cooperative, Inc.

  *10.5           Agreement for the Sale and Purchase of Natural Gas
                       between the Registrant and ARCO Alaska, Inc.


  *10.6           Amendment No. 1 to Agreement for the Sale and
                       Purchase of Natural Gas between the Registrant
                       and ARCO Alaska, Inc.

  *10.7           Agreement for the Sale and Purchase of Natural Gas
                       between the Registrant and Marathon Oil Company

  *10.8           Amendatory Agreement No. 1 to Agreement for the
                       Sale and Purchase of Natural Gas between the
                       Registrant and Marathon Oil Company

  *10.9           Amendatory Agreement No. 2 to Agreement for the
                       Sale and Purchase of Natural Gas between the
                       Registrant and Marathon Oil Company

  *10.10          Amendatory Agreement No. 3 to Agreement for the
                       Sale and Purchase of Natural Gas between the
                       Registrant and Marathon Oil Company






 Exhibit
 number                            Description                                         Page

  *10.11          Letter of Understanding between the Registrant and
                       Marathon Oil Company

  *10.12 Agreement for the Sale and Purchase of Natural Gas between the Registrant and Shell Western E&P Inc.

  *10.13          Amendatory Agreement No. 1 to the Agreement for the
                       Sale of Natural Gas between the Registrant and
                       Shell Western E&P Inc.

  *10.14          Amendment No. 2 to the Agreement for the Sale of
                       Natural Gas between the Registrant and Shell
                       Western E&P Inc.

   10.14.1        Amendment No. 3 to the Agreement for the Sale of
                       Natural Gas between the Registrant and Shell
                       Western E&P Inc.                                                73

  *10.15          Agreement for the Sale and Purchase of Natural Gas
                       between the Registrant and Chevron USA Inc.

  *10.16 Letter of Understanding to the Agreement for the Sale and Purchase of Natural Gas between the Registrant and Chevron USA Inc.

  *10.17          Amendment No. 2 to Agreement for the Sale and
                       Purchase of Natural Gas between the Registrant
                       and Chevron USA Inc.

  *10.18          Nonfirm Energy Agreement between the Registrant and
                       Golden Valley Electric Association, Inc.

  *10.19          Alaska Intertie Agreement between Alaska Power
                       Authority, Municipality of Anchorage, the
                       Registrant, City of Fairbanks, Alaska Municipal
                       Utilities System, Golden Valley Electric
                       Association, Inc. and Alaska Electric Generation
                       and Transmission Cooperative, Inc.

  *10.20          Memorandum of Understanding Regarding Intertie
                       Upgrades among Alaska Energy Authority, the
                       Registrant, Golden Valley Electric Association,
                       Inc., Homer Electric Association, Inc., Matanuska
                       Electric Association, Inc., Municipality of
                       Anchorage dba Municipal Light and Power, and
                       the City of Seward d/b/a Seward Electric System

  *10.21          Addendum No. 1 to the Alaska Intertie Agreement--
                       Reserve Capacity and Operating Reserve
                       Responsibility






Exhibit
number                             Description                                         Page

 *10.22          Bradley Lake Agreement for the Sale and Purchase of
                      Electric Power between the Alaska Power
                      Authority, Golden Valley Electric Association, Inc.,
                      the Municipality of Anchorage, the City of Seward,
                      the Alaska Electric Generation & Transmission
                      Cooperative, Inc., Homer Electric Association, Inc.,
                      Matanuska Electric Association Inc. and the
                      Registrant

 *10.23          Agreement for the Wheeling of Electric Power and for
                      Related Services by and among the Registrant,
                      Homer Electric Association, Inc., Golden Valley
                      Electric Association, Inc., Matanuska Electric
                      Association, Inc., the Municipality of Anchorage,
                      Inc. dba Municipal Light & Power, the City of
                      Seward dba Seward Electric System and Alaska
                      Electric Generation and Transmission Cooperative,
                      Inc.

 *10.24          Transmission Sharing Agreement by and among Homer
                      Electric Association, Inc., the Registrant, Golden
                      Valley Electric Association, Inc., and the
                      Municipality of Anchorage d/b/a Municipal Light
                      and Power

 *10.25          Amendment to Agreement for Sale of Transmission
                      Capability among Homer Electric Association, Inc.,
                      Alaska Electric Generation and Transmission
                      Cooperative, Inc., the Registrant, Golden Valley
                      Electric Association, Inc. and the Municipality of
                      Anchorage d/b/a Municipal Light and Power

 *10.26          Net Billing Agreement among the Registrant,
                      Matanuska Electric Association, Inc. and Alaska
                      Electric Generation and Transmission Cooperative,
                      Inc.

 *10.27          Interconnection Agreement between the Registrant and
                      Municipality of Anchorage Municipal Light and
                      Power

 *10.28          Interconnection Agreement between the Registrant and
                      Municipality of Anchorage Municipal Light and
                      Power Addendum No. 1

 *10.29          Amendment No. 1 to Interconnection Agreement
                      between the Registrant and Municipality of
                      Anchorage Municipal Light and Power






Exhibit
number                            Description                                         Page

 *10.30          Agreement between the Registrant and Chevron USA,
                      Inc. for the Sale and Purchase of Supplemental
                      Natural Gas

 *10.31          Agreement between the Registrant and Shell Western
                      E&P Inc. for the Sale and Purchase of
                      Supplemental Natural Gas

 *10.32          Agreement between the Registrant and ARCO Alaska,
                      Inc. for the Sale and Purchase of Supplemental
                      Natural Gas

 *10.33          Eklutna Purchase Agreement among the Registrant,
                      Matanuska Electric Association, Inc., Municipality
                      of Anchorage d/b/a Municipal Light and Power and
                      Alaska Power Administration

 *10.33.1        Amendment No. 1 to Eklutna Purchase Agreement
                      among the Registrant, Matanuska Electric
                      Association, Inc., Municipality of Anchorage d/b/a
                      Municipal Light and Power and Alaska Power
                      Administration

 *10.33.2        Eklutna Purchase Agreement Amendment No. 2
                      effective June 14, 1993 between Chugach, MEA,
                      ML&P and the Alaska Power Administration

  10.33.3        Eklutna Hydroelectric Project Transition Plan, by and
                      among the Registrant; The United States of
                      America d/b/a Alaska Power Administration,  a unit
                      of the Department of Energy;  the  Municipality of
                      Anchorage  d/b/a  Municipal  Light  &  Power;  and
                      Matanuska Electric Association, Inc.                             79

 *10.34          University Substation 1991 Improvements Contract
                      between the Registrant and Alcan Electrical and
                      Engineering, Inc.

 *10.35          Camp Facilities Replacement Contract between the
                      Registrant and Baugh Construction and
                      Engineering Company

 *10.36          Lease Amendment between Standard Oil Company of
                      California and the Registrant

 *10.37          Lease Amendment between Chevron USA, Inc. and the
                      Registrant




 Exhibit
 number                            Description                                         Page

  *10.38          Settlement Agreement among the Registrant, Homer
                       Electric Association, Inc., Matanuska Electric
                       Association, Inc., the City of Seward and Alaska
                       Electric Generation and Transmission Cooperative,
                       Inc. resolving G&T TIER Level, Equity Level,
                       Capital Credits, Equity Management Plan, and
                       Loan Covenant Disputes

  *10.38.1             First Amendment to "Settlement Agreement Resolving
                       G&T TIER Level,  Equity  Level,  Capital  Credits,
                       Equity Management Plan and Loan Covenant Disputes" in APUC Docket U-92-10 between Chugach and MEA,
                       Homer and AEG&T dated March 1993

  *10.39          Loan Agreement between the National Bank for
                       Cooperatives (formerly Spokane Bank for
                       Cooperatives) and the Registrant, as amended

  *10.40          Amendment dated September 13, 1991 to Loan
                       Agreement between the National Bank for
                       Cooperatives and the Registrant

  *10.41          Form of Commitment Letter to be entered into between
                       the National Bank for Cooperatives and Registrant

  *10.42          Agreement between the Municipality of Anchorage
                       d/b/a Anchorage Municipal Light and Power,
                       Chugach Electric Association, Inc., Matanuska
                       Electric Association, Inc., U.S. Fish and Wildlife
                       Service, National Marine Fisheries Service, Alaska
                       Energy Authority, and the State of Alaska Relative
                       to the Eklutna and Snettisham Hydroelectric
                       Projects

  *10.43          Bradley Lake Hydroelectric Agreement for the
                       Dispatch of Electric Power and for Related
                       Services by and among Chugach Electric
                       Association, Inc. and the Alaska Energy Authority

  *10.44          Net Billing Agreement among Chugach Electric
                       Association, Inc. and the City of Seward

  *10.45          Soldotna One System Use and Dispatch Agreement by
                       and among Alaska Electric Generation and
                       Transmission Cooperative, Inc. and Chugach
                       Electric Association, Inc.




  Exhibit
  number                           Description                                         Page

   *10.46          Agreement for Bradley Lake Resource Scheduling
                        between Chugach, Homer Electric Association, Inc.
                        and the Alaska Electric Generation and
                        Transmission Cooperative, Inc. dated September
                        29, 1992

   *10.47          Gas Transportation Agreement between Chugach,
                        Alaska Pipeline Company and ENSTAR Natural
                        Gas Company dated December 7, 1992

   *10.48          Daves Creek Substation Agreement between Chugach
                        and the Alaska Energy Authority dated March 13,
                        1992

   *10.49          Memorandum of Agreement between Chugach and
                        AEG&T dated April 27, 1993 regarding Interest
                        Expense Allocator

   *10.50               Settlement    Agreement    between   Chugach   and
                        Intervenor  Wholesale  Customers  in  APUC  Docket
                        U-93-15    dated    September    1993    regarding
                        depreciation of submarine cables

   *10.51          Fifty Million Dollar Line of Credit Agreement between
                        Chugach and the National Rural Utilities
                        Cooperative Finance Corporation executed
                        February 19, 1993

   *10.52          Twenty Five Million Dollar Line of Credit Agreement
                        and Promissory Note between Chugach and
                        National Bank for Cooperatives

   *10.52.1        Amendment to Line of Credit Agreement between
                        Chugach and National Bank for Cooperatives dated
                        March 11, 1994

   *10.52.2             Amendment  to Line  of  Credit  Agreement  between
                        Chugach and National Bank for Cooperatives and amended and restated Promissory Note (thirty-five million dollars) dated April 18, 1994

   *10.52.3             Amendment  to Line  of  Credit  Agreement  between
                        Chugach  and   National   Bank  for   Cooperatives
                        (thirty-five million dollars) dated May 1, 1995

   *10.52.4             Amendment  to Line  of  Credit  Agreement  between
                        Chugach  and   National   Bank  for   Cooperatives
                        (thirty-five million dollars) dated May 15, 1995






Exhibit
number                             Description                                         Page

 *10.53          Bill of Sale between Chugach and Cook Inlet Tug &
                      Barge Co. for the barge SUSITNA dated March 1,
                      1993

 *10.54               Intertie Grant Agreement between Chugach and GVEA,
                      FMUS, ML&P, AEG&T, MEA, Homer,  Seward,  the State
                      of Alaska, Department of Administration, and AIDEA
                      dated October 26,
                      1993

 *10.55               Grant  Transfer and Delegation  Agreement  between
                      Chugach and GVEA, FMUS, ML&P,  AEG&T,  MEA, Homer,
                      Seward,   the  State  of  Alaska,   Department  of
                      Administration, and AIDEA dated November 5, 1993

 *10.56          Letter of Understanding between Chugach and IBEW
                      dated January 6, 1993 regarding the Outside Plant
                      Personnel Agreement

 *10.57          Letter of Understanding between Chugach and IBEW
                      dated January 6, 1993 regarding the Office and
                      Engineering Agreement

 *10.58          Letter of Understanding between Chugach and IBEW
                      dated January 6, 1993 regarding the Generation
                      Plant Personnel Agreement

 *10.59          Eklutna Power Sales Contract No. 85-79AP10004
                      between Chugach and Alaska Power
                      Administration dated October 13, 1979

 *10.59.1        Contract Modification No. 1 to Contract No
                      85-79AP10004 between Chugach and the Alaska
                      Power Administration dated October 19, 1988
                      extending the Eklutna Power Sales Agreement

 *10.59.2        Amendment to Exhibit E of Modification No. 1 to
                      Contract No. 85-79AP10004 between Chugach and
                      Alaska Power Administration dated October 29,
                      1993 regarding the Eklutna Power Sales Agreement

 *10.59.3        Contract Modification No. 2 to Contract No.
                      85-79AP10004 between Chugach and the Alaska
                      Power Administration dated November 9, 1993
                      extending the Eklutna Power Sales Agreement

 *10.60          Employment Agreement by and among Chugach
                      Electric Association, Inc. and Eugene N. Bjornstad
                      dated July 6, 1994







 Exhibit
 number                             Description                                         Page

  *10.61          United States Department of Energy, Alaska Power
                       Administration, Eklutna Project, Contract No.
                       DE-SC85-95AP10042 for Electric Service to
                       Chugach Electric Association, Inc., Matanuska
                       Electric Association, Inc. and Municipality of
                       Anchorage dba Municipal Light & Power dated
                       December 29, 1994

 **10.62               Hotel  Employees  &  Restaurant   Employees  Union
                       agreement   covering   terms  and   conditions  of
                       employment - Beluga Power Plant Culinary Employees
                       dated the 2nd day of March, 1995

    12.1          N/A

   *19.0          Administrative Order on Consent for Remedial
                       Investigation/Feasibility Study between Chugach
                       and the United States Environmental Protection
                       Agency dated September 23, 1992

   *19.1          Proposed Partial Consent Decree in Standard Steel
                       Superfund Site matter

***19.2           Partial Consent Decree in Standard Steel Superfund
                       Site matter

   27             Financial Data Schedule (filed electronically)




* Previously referred to in the Registrant's Annual Report on Form 10-K dated December 31, 1995.

** Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q dated June 30, 1996.

*** Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q dated September 30, 1996.

REPORTS ON FORM 8-K

The Company was not required to file any report on Form 8-K for the quarter ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1997.



             CHUGACH ELECTRIC ASSOCIATION, INC.





             By:      /s/ Eugene N. Bjornstad
                      Eugene N. Bjornstad, General Manager


             Date:    March 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated March 26, 1997:

/s/ Eugene N. Bjornstad
--------------------------------------
  Eugene N. Bjornstad                  General Manager
/s/ Lee D. Thibert
--------------------------------------
  Lee D. Thibert                       Executive Manager, Operating Divisions
/s/ Evan J. Griffith, Jr.
--------------------------------------
  Evan J. Griffith, Jr.                Executive Manager, Finance and Planning
/s/ William R. Stewart                       (principal financial officer)
--------------------------------------
  William R. Stewart                   Executive Manager, Administration
/s/ Michael R. Cunningham
--------------------------------------
  Michael R. Cunningham                Controller
/s/ Raymond A. Kreig                         (principal accounting officer)
--------------------------------------
  Raymond A. Kreig                     President and Director
/s/ Patricia Jasper                          (principal executive officer)
--------------------------------------
  Patricia Jasper                      Vice President and Director
/s/ Mary Minder
--------------------------------------
  Mary Minder                          Secretary and Director
/s/ Kathleen A. Weeks
--------------------------------------
  Kathleen A. Weeks                    Treasurer and Director
/s/ Christopher Birch
--------------------------------------
  Christopher Birch                    Director
/s/ Ed Granger
--------------------------------------
  Ed Granger                           Director
/s/ Elizabeth P. Kennedy
--------------------------------------
  Elizabeth P. Kennedy                 Director

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not registered securities pursuant to
Section 12, of the Act:

Chugach has not made an Annual Report to securities holders for 1996 and will not make such a report after the filing of this Form 10-K. As a consequence, no copies of any such report will be furnished to the Securities and Exchange Commission.