Form 10-Q
period 1997-03-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 1997-05-14
CIK 878004

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

   X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1997
                               ----------------------------------

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

                                         None
      (Former name, former address and former fiscal year,if changed since last report)

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

                  CLASS                             OUTSTANDING AT MAY 1, 1997

                  NONE                                        NONE

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                                      INDEX



Part I. Financial Information                                       Page Number


Balance Sheets, March 31, 1997 (Unaudited) and December 31, 1996              3

Statements of Revenues, Expenses and Patronage Capital, Three Months Ended
   March 31, 1997 and 1996  (Unaudited)                                       5

Statements of Cash Flows, Three Months Ended March 31, 1997 and 1996
   (Unaudited)                                                                6

Notes to Financial Statements (Unaudited)                                     7

Management's Discussion and Analysis of Results of Operations and
  Financial Condition (Unaudited)                                             8


Part II.  Other Information                                                  11

Signatures                                                                   13

Exhibits                                                                     14

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets

                                     Assets


                                                  March 31, 1997  December 31, 1996
                                                  --------------  -----------------
                                                    (Unaudited)
Utility plant:

     Electric plant in service .................    $616,168,278    $615,464,060

     Construction work in progress .............      21,738,320      19,826,957
                                                    ------------    ------------

                                                     637,906,598     635,291,017

     Less accumulated depreciation .............     220,344,657     215,411,223
                                                    ------------    ------------

                      Net utility plant ........     417,561,941     419,879,794
                                                    ------------    ------------

Other property and investments, at cost:

     Nonutility property .......................           3,550           3,550

     Investments in associated organizations ...       7,626,275       7,647,189

     Restricted cash - margins from economy
        energy sales, all repurchase
        agreements .............................         811,465       1,599,239
                                                    ------------    ------------

                                                       8,441,290       9,249,978
                                                    ------------    ------------

Current assets:

     Cash and cash equivalents .................       9,882,395       5,419,819

     Cash - restricted construction funds ......       1,338,137       1,371,386

     Special deposits ..........................          89,232          89,232

     Accounts receivable, net ..................      16,395,733      15,369,883

     Materials and supplies, at average cost ...      16,108,331      16,187,592

     Prepayments ...............................       1,443,519         694,257

     Other current assets ......................         409,718         294,380
                                                    ------------    ------------

                    Total current assets .......      45,667,065      39,426,549
                                                    ------------    ------------

Deferred charges ...............................      14,169,785      13,932,109
                                                    ------------    ------------

                                                    $485,840,081    $482,488,430
                                                    ------------    ------------




See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets

                            Liabilities and Equities


                                                       March 31, 1997  December 31, 1996
                                                       --------------  -----------------
                                                         (Unaudited)
Equities and margins:

     Memberships .....................................   $    822,608   $    812,748

     Patronage capital ...............................    106,786,331    100,685,517

     Other ...........................................      2,905,214      2,979,677
                                                         ------------   ------------

                                                          110,514,153    104,477,942
                                                         ------------   ------------

Long-term obligations, excluding current installments:

     First mortgage bonds payable ....................    245,910,000    251,553,000

     National Bank for Cooperatives bonds
       payable .......................................     56,227,479     56,352,847
                                                         ------------   ------------

                                                          302,137,479    307,905,847
                                                         ------------   ------------

Current liabilities:

     Notes payable ...................................     17,279,600      2,750,000

     Current installments of long-term debt and
       capital leases ................................      5,914,880      5,971,752

     Accounts payable ................................      3,494,545      5,178,161

     Consumer deposits ...............................      1,059,940      1,066,906

     Accrued interest ................................      1,336,013      7,076,388

     Salaries, wages and benefits ....................      3,537,180      3,583,422

     Fuel ............................................      4,315,969      6,047,574

     Other ...........................................      3,510,740      5,012,191
                                                         ------------   ------------

                   Total current liabilities .........     40,448,867     36,686,394
                                                         ------------   ------------

Deferred credits .....................................     32,739,582     33,418,247
                                                         ------------   ------------

                                                         $485,840,081   $482,488,430
                                                         ------------   ------------



See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.

             Statements of Revenues, Expenses and Patronage Capital


                                             Three months ended March 31

                                                1997            1996
                                                ----            ----

                                                     (Unaudited)
Operating revenues .....................   $  38,510,339    $ 35,097,712
                                           -------------    ------------

Operating expenses:

     Production ........................       9,843,528       8,382,590

     Purchased power ...................       3,957,693       2,329,442

     Transmission ......................         929,679         883,206

     Distribution ......................       1,963,501       2,443,880

     Consumer accounts .................       1,270,375       1,791,397

     Administrative, general and other .       3,097,740       3,425,465

     Depreciation and amortization .....       5,271,803       5,035,068
                                           -------------    ------------

             Total operating expenses ..      26,334,319      24,291,048
                                           -------------    ------------

Interest:

     On long-term debt .................       6,336,161       7,304,244

     Other .............................          60,988         185,933

     Charged to construction - credit ..        (172,039)       (122,271)
                                           -------------    ------------

             Net interest expense ......       6,225,110       7,367,906
                                           -------------    ------------

             Net operating margins .....       5,950,910       3,438,758
                                           -------------    ------------


Nonoperating margins:

     Interest income ...................         148,628         171,162

     Other .............................          78,599          16,546
                                           -------------    ------------

             Total nonoperating margins          227,227         187,708
                                           -------------    ------------

             Assignable margins ........       6,178,137       3,626,466

Patronage capital at beginning of period     100,685,517      95,421,358

Retirement of capital credits and
   estate payments .....................         (77,323)        (34,677)
                                           -------------    ------------

Patronage capital at end of period .....   $ 106,786,331    $ 99,013,147
                                           -------------    ------------




See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                            Statements of Cash Flows

                                                        Three months ended March 31

                                                           1997             1996
                                                           ----             ----

                                                                (Unaudited)
Cash flows from operating activities:

   Assignable margins ..............................   $  6,178,137    $  3,626,466
                                                       ------------    ------------

   Adjustments to reconcile assignable
     margins to net cash used in operating
       activities:

       Depreciation and amortization ...............      5,271,803       5,035,068

       Changes in assets and liabilities:
       (Increase) decrease in assets:

         Accounts receivable .......................     (1,025,850)      1,677,068

         Prepayments ...............................       (749,262)       (684,168)

         Materials and supplies ....................         79,261        (478,961)

         Deferred charges ..........................       (237,676)        (43,310)

         Other .....................................        705,687        (533,539)

     Increase (decrease) in liabilities:
         Accounts payable ..........................     (1,683,615)     (4,048,575)

         Consumer deposits .........................         (6,966)        (47,746)

         Accrued interest ..........................     (5,740,375)     (6,776,920)

         Deferred credits ..........................       (678,665)     (4,511,866)

         Other .....................................     (3,279,301)      3,484,157
                                                       ------------    ------------

               Total adjustments ...................     (7,344,959)     (6,928,792)
                                                       ------------    ------------

               Net cash used in
                 operating activities ..............     (1,166,822)     (3,302,326)

Cash flows from investing activities:
   Extension and replacement of plant ..............     (2,953,950)     (1,237,770)

   Investments in associated organizations .........         20,913          55,231
                                                       ------------    ------------

               Net cash used in investing activities     (2,933,037)     (1,182,539)
                                                       ------------    ------------

Cash flows from financing activities:

   Short-term borrowings, net ......................     14,529,600      25,500,000

   Repayments of long-term debt ....................     (5,825,239)    (21,053,614)

   Retirement of patronage capital .................        (77,323)        (34,677)

   Other ...........................................        (64,603)        (52,388)
                                                       ------------    ------------

               Net cash provided by
                 financing activities ..............      8,562,435       4,359,321
                                                       ------------    ------------

               Net increase (decrease) in cash and
                 cash equivalents ..................      4,462,576        (125,544)

Cash and cash equivalents at beginning of period ...      5,419,819       5,879,483
                                                       ------------    ------------

Cash and cash equivalents at end of period .........   $  9,882,395    $  5,753,939
                                                       ------------    ------------



See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements

                                 March 31, 1997

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

     Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

2.   Lines of Credit
     Chugach maintains a line of credit of $35,000,000 with National Bank for Cooperatives (CoBank). The CoBank line of credit expires August 1, 1997 but is expected to be renewed. At March 31, 1997, $17,279,600 was outstanding at an interest rate of 6.40%. In addition, the Association has an annual line of credit of $50,000,000 available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At March 31, 1997, there was no outstanding balance on this line of credit. The NRUCFC line of credit expires February 19, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Unaudited)


RESULTS OF OPERATIONS

Current Year Quarter Versus Prior Year Quarter

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased by 9.7% for the quarter ended March 31, 1997 over the same quarter in 1996. The higher revenues are mostly attributable to higher fuel and purchased power costs which are passed directly to Chugach's customers through a fuel and purchased power adjustment factor. Demand and energy rate increases (on an interim-refundable basis) to the wholesale customers and higher kWh sales to one of the wholesale customer classes also contributed to the increase in revenues. Additionally, higher economy energy sales were a factor as well. These factors more than offset lower kWh sales to retail customers and the other wholesale customer class.

As previously reported, demand and energy rates charged to the two wholesale customer classes were increased on an interim-refundable basis. These increases were slightly offset by refunds granted pursuant to a Settlement Agreement between Chugach and AEG&T/MEA/Homer. This agreement was approved by the APUC in February 1997. The refunds of amounts collected under the interim-refundable rates were not material to Chugach's financial position or results of operations. Retail demand and energy rates did not change from the first quarter of 1996 to the same period in 1997.

Higher fuel prices were the major cause for the increase in production expense for the three months ended March 31, 1997 compared to the same period in 1996. As previously reported, Chugach has completed the transition into Period 2 under the long-term fuel supply contracts. Fuel costs now result from market-based prices instead of the lower prices from Period 1 under the contracts. Thus, future fuel costs are expected to be higher in comparison to prior periods. Due to the system operating scenario during the first quarter of 1997, Chugach purchased power from AEG&T's Soldotna 1 plant. These purchases were made to insure system reliability on the Kenai Peninsula. Bradley Lake hydroelectric plant hydro allocations were significantly lower than the forecasted levels due to lake inflows. In addition, Chugach purchased power from Anchorage Municipal Light & Power when one of its transmission lines from its Beluga power plant was down for maintenance. These factors explain the increase in purchased power expense in 1997 over 1996. Distribution expense was lower for the quarter ended March 31, 1997 compared to the same period in 1996. This variance was substantially due to station equipment maintenance activities being focused on distribution substations in 1996 as opposed to transmission substations in 1997. Lower overhead line maintenance expenses were caused in part by staff reductions and also by a slight increase in capital construction activities. Meter expenses were lower due to a portion of the connect/disconnect activities being transferred to another department. The lower overhead line maintenance and meter expenses also contributed to the decrease in distribution expense. Consumer accounts expense decreased for the period ended March 31, 1997. The majority of this decrease was due to a lower level of common Information Service Department costs being allocated to this function.

Interest on long-term debt was lower for the quarter ended March 31, 1997 than the same period in 1996. This was caused by the reacquisition of $15.595 million of Chugach's Series A, 2022 bonds during the first quarter of 1996. The net transaction cost of the reacquisition was originally charged to expense. Subsequently, Chugach determined that these costs were recoverable through rates and set up a regulatory asset which is being amortized to expense over the life of the replacement debt. Additionally, the interest rates on the replacement debt were lower than the reacquired bonds which also contributed to the decline in interest expense for the quarter. Other interest expense decreased in the current period due to a lower average outstanding balance on the short-term line of credit.

Financial Condition

Total assets increased slightly from December 31, 1996 to March 31, 1997. The majority of this increase was due to a higher cash balance that resulted mainly from logistics considerations surrounding the March semi-annual bond payment. The payment was made entirely with funds drawn on the CoBank line of credit (as opposed to being combined with internally generated funds) in order to accommodate a wire transfer deadline to insure the debt service payment could be disbursed by the Trustee. Chugach expects to pay down a substantial portion of this balance during the upcoming second and third quarters in anticipation of making an additional draw to fund the September 1997 debt service payment. Accounts receivable also increased, due to an increase in the fuel and purchased power adjustment factor balancing account (i.e. Chugach was undercollected at March 31, 1997). The seasonal increase in the prepayments category also contributed to the higher total assets balance. These factors more than offset the lower balance in net utility plant. This lower balance was caused by the higher accumulated depreciation reserve resulting from the implementation of higher depreciation rates (the phase-in of updated depreciation rates was completed in 1996). The notable change to total liabilities is the increase in the balance on the short-term lines of credit. The semi-annual bond payment in March resulted in a corresponding decrease in accrued interest payable.

Liquidity and Capital Resources

Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $50 million line of credit from National Rural Utilities Cooperative Finance Corporation (NRUCFC) and a $35 million line of credit with CoBank. At March 31, 1997, Chugach had $17.3 million outstanding with CoBank which carried an interest rate of 6.40%. There were no amounts outstanding on the NRUCFC line at March 31, 1997.

Capital construction in 1997 is estimated at $19.8 million. At March 31, 1997 approximately $3.0 million has been expended. Capital improvement expenditures are expected to increase in the upcoming second and third quarters as the construction season begins in April and extends into October.

Chugach has negotiated a supplemental indenture (Third Supplemental Indenture of Trust) with
                                        9

CoBank for up to $80 million in future bond financing. At March 31, 1997, Chugach had bonds in the amount of $56.5 million outstanding under this financing arrangement. The balance is comprised of a $1.5 million bond that carries an interest rate of 8.95% maturing in 2002, a $10 million bond priced at 7.76% due in 2005, a $21.5 million bond (CoBank 3), currently priced at 6.65% (repriced monthly), and a $23.5 million bond (CoBank 4) currently priced at 6.65% (also repriced monthly). Additionally, Chugach has negotiated a similar supplemental indenture (Fifth Supplemental Indenture of Trust) with NRUCFC also for $80 million. At March 31, 1997 there were no amounts outstanding under this financing arrangement.

As previously reported, Chugach has reacquired $39.3 million of its Series A 2022 bonds. This strategy has been in response to the favorable long-term interest rate environment. Chugach will continue to explore similar reacquisition transactions if market conditions warrant such action. Besides these reacquisition transactions (and any similar future refinancings), Chugach does not anticipate issuance of additional long-term debt in 1997.

Chugach management continues to expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 1997 and thereafter.

Chugach's current ratios (total current assets divided by current liabilities) at December 31, 1996 and March 31, 1997 were as follows:

                                                                 Current Ratio

                           December 31, 1996                          1.07
                           March 31, 1997                             1.13


Environmental Matters

Refer to Part II, Item 1 for an update on the status of the Standard Steel Salvage Yard Site litigation.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

As previously reported in the 10-K for year ending December 31, 1996, a cost recovery action was filed in Federal District Court on December 27, 1991 by the United States against Chugach and six other Potentially Responsible Parties
(PRPs) seeking reimbursement of removal and response action costs (Past Response Costs) incurred by US EPA at the Standard Steel and Metals Salvage Yard Superfund Site in Anchorage, Alaska (Site). The six other PRPs named in the action are the Alaska Railroad, Westinghouse Electric Corporation, Sears Roebuck and Co., Montgomery Ward & Co., J.C. Penney Company, Inc. and Bridgestone/Firestone, Inc.

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

The settlement under the Partial Consent Decree allocates 14.37% of the above costs to Chugach. Chugach has paid its share of Past Response Costs and DOJ enforcement costs under the Partial Consent Decree. The total estimated cost of the settlement under the Partial Consent Decree, including amounts already paid by Chugach, is approximately $6,800,000 of which Chugach's share will be approximately $977,000. These amounts are estimates because EPA oversight costs are not yet fully known and, therefore, the total amount to be paid by Chugach under the Partial Consent Decree is not known with certainty.

The Partial Consent Decree does not settle Chugach's liability for future costs of designing and performing the S/S remedy (Future Costs). Although the Partial Consent Decree does not settle Chugach's or the other private PRPs' liability for Future Costs, the Partial Consent Decree does bind the federal PRPs and the Alaska Railroad to pay an aggregate share of 64% of Future Costs. Chugach and the five other private PRPs have reached a separate settlement to divide the remaining 36% of Future Costs among themselves. Under that settlement, Chugach's percentage share of liability for Future Costs will equal 15.39%.

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

The estimate of Future Costs of RD/RA at the Site, as determined by Chugach's consultants based on cost estimates contained in the FS report, ranges from $5,231,200 to $6,619,800. The RD/RA Decree contains a cost estimate, as determined by EPA and including a 50% cost overrun contingency, of $8,400,000. Chugach's share of these estimated RD/RA expenses would range from approximately $805,082 to $1,292,760. These amounts are only estimates, however. The actual, full scope of the S/S cleanup at the Site will not be known, and the projected costs associated with the remedy cannot be refined, until EPA approves remedial design documents.

Under the RD/RA Decree, Chugach and the other PRPs will be required to reimburse the United States for EPA oversight costs and DOJ enforcement costs relating to the RD/RA. Those costs have not been estimated by the United States and are unknown at this time. Therefore, the total amount to be paid by Chugach under the RD/RA Decree cannot be predicted with certainty. In addition, the RD/RA Decree contains reservation of rights allowing EPA to seek payments from the PRPs under certain circumstances, including costs associated with alleged natural resource damages. At this time, no claims have been made pertaining to alleged natural resource damages and no prediction can be made whether EPA will bring future claims through its reservation of rights under RD/RA Decree. Finally, it is uncertain whether Chugach and the other PRPs will enter into the RD/RA Decree with EPA until negotiations are completed.

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

Items  2, 3, 4 and 5

Not applicable

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Financial Data Schedule

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed for the quarter ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CHUGACH ELECTRIC ASSOCIATION, INC.



                                  By:      /s/ Eugene N. Bjornstad
                                               Eugene N. Bjornstad
                                                 General Manager

                                               Date:     May 13, 1997



                                  By:      /s/ Evan J. Griffith, Jr.
                                               Evan J. Griffith, Jr.
                                          Executive Manager, Finance & Planning


                                               Date:     May 13, 1997

EXHIBITS

Listed below are the exhibits which are filed as part of this Report:


Exhibit
number                          Description                             Page


  27                       Financial Data Schedule                      N/A