Form 10-Q
period 1997-06-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 1997-08-14
CIK 878004

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1997
                               ---------------------------------

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

    CLASS                                         OUTSTANDING AT AUGUST 1, 1997

    NONE                                                     NONE

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                                      INDEX



Part I. Financial Information                                       Page Number


Balance Sheets, June 30, 1997 (Unaudited) and December 31, 1996               3

Statements of Revenues, Expenses and Patronage Capital, Three Months
    Ended June 30, 1997 and 1996 and Six Months Ended June 30, 1997
    and 1996 (Unaudited)                                                      5

Statements of Cash Flows, Six Months Ended June 30, 1997 and 1996
    (Unaudited)                                                               6

Notes to Financial Statements (Unaudited)                                     7

Management's Discussion and Analysis of Results of Operations and
    Financial Condition (Unaudited)                                           8


Part II.  Other Information

Item 1. Legal Proceedings                                                    11

Item 6. Exhibits and Reports on Form 8-K                                     13

Signatures                                                                   14

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets

                                     Assets


                                                             June 30, 1997  December 31, 1996
                                                              ------------   ------------
                                                               (Unaudited)
Utility plant:

     Electric plant in service ............................   $619,525,839   $615,464,060

     Construction work in progress ........................     20,762,842     19,826,957
                                                              ------------   ------------

                                                               640,288,681    635,291,017

     Less accumulated depreciation ........................    223,977,082    215,411,223
                                                              ------------   ------------

                      Net utility plant ...................    416,311,599    419,879,794
                                                              ------------   ------------

Other property and investments, at cost:

     Nonutility property ..................................          3,550          3,550

     Investments in associated organizations ..............      7,626,275      7,647,189

     Restricted cash - margins from economy
        energy sales, all repurchase agreements ...........           --        1,599,239
                                                              ------------   ------------

                                                                 7,629,825      9,249,978
                                                              ------------   ------------

Current assets:

     Cash and cash equivalents ............................      2,935,857      5,419,819

     Cash - restricted construction funds .................      1,232,844      1,371,386

     Special deposits ....................................          89,232         89,232

     Accounts receivable, net .............................     12,774,100     15,369,883

     Materials and supplies, at average cost ..............     16,036,677     16,187,592

     Prepayments ..........................................      1,223,532        694,257

     Other current assets .................................        192,675        294,380
                                                              ------------   ------------

                    Total current assets ..................     34,484,917     39,426,549
                                                              ------------   ------------

Deferred charges ..........................................     14,308,117     13,932,109
                                                              ------------   ------------

                                                              $472,734,458   $482,488,430
                                                              ------------   ------------




See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets

                            Liabilities and Equities


                                                                  June 30, 1997 December 31, 1996
                                                                   ------------   ------------
                                                                   (Unaudited)
Equities and margins:

     Memberships ..............................................   $    834,913   $    812,748

     Patronage capital ........................................    104,205,721    100,685,517

     Other ....................................................      2,896,998      2,979,677
                                                                  ------------   ------------

                                                                   107,937,632    104,477,942
                                                                  ------------   ------------

Long-term obligations, excluding current installments:

     First mortgage bonds payable .............................    240,910,000    251,553,000

     CoBank bonds payable .....................................     56,227,479     56,352,847
                                                                  ------------   ------------

                                                                   297,137,479    307,905,847
                                                                  ------------   ------------

Current liabilities:

     Notes payable ............................................      8,000,000      2,750,000

     Current installments of long-term debt and
        capital leases ........................................      5,910,399      5,971,752

     Accounts payable .........................................      3,064,095      5,178,161

     Consumer deposits ........................................      1,048,599      1,066,906

     Accrued interest .........................................      6,878,541      7,076,388

     Salaries, wages and benefits .............................      3,682,300      3,583,422

     Fuel .....................................................      4,594,134      6,047,574

     Other ....................................................      2,765,315      5,012,191
                                                                  ------------   ------------

                   Total current liabilities ..................     35,943,383     36,686,394
                                                                  ------------   ------------

Deferred credits ..............................................     31,715,964     33,418,247
                                                                  ------------   ------------

                                                                  $472,734,458   $482,488,430
                                                                  ------------   ------------




See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.

             Statements of Revenues, Expenses and Patronage Capital



                                                  Three months ended June 30         Six months ended June 30


                                                      1997             1996             1997             1996
                                                 -------------    -------------    -------------    -------------

                                                          (Unaudited)                       (Unaudited)
Operating revenues ............................  $  31,111,608    $  31,244,744    $  69,621,947    $  66,342,456
                                                 -------------    -------------    -------------    -------------


Operating expenses:

     Production ...............................     11,205,134        8,315,461       21,048,662       16,698,051

     Purchased power ..........................      3,359,048        2,589,753        7,316,740        4,919,195

     Transmission .............................        824,501          703,488        1,754,180        1,586,694

     Distribution .............................      2,184,632        2,387,555        4,148,133        4,831,435

     Consumer accounts ........................      1,177,788        1,777,840        2,448,163        3,569,237

     Administrative, general and other ........      3,526,867        3,247,813        6,624,607        6,673,278

     Depreciation and amortization ............      5,278,641        5,202,482       10,550,444       10,237,550
                                                 -------------    -------------    -------------    -------------

             Total operating expenses .........     27,556,611       24,224,392       53,890,929       48,515,440
                                                 -------------    -------------    -------------    -------------

Interest:

     On long-term debt ........................      6,164,506        5,382,523       12,500,667       12,686,767

     Other ....................................        261,849          314,902          322,838          500,835

     Charged to construction - credit .........       (110,436)        (115,824)        (282,475)        (238,095)
                                                 -------------    -------------    -------------    -------------

             Net interest expense .............      6,315,919        5,581,601       12,541,030       12,949,507
                                                 -------------    -------------    -------------    -------------

             Net operating margins ............    (2,760,922)        1,438,751        3,189,988        4,877,509
                                                 -------------    -------------    -------------    -------------

Nonoperating margins:

     Interest income ..........................        189,201          219,982          337,828          391,144

     Other ....................................         16,137           37,944           94,736           54,490
                                                 -------------    -------------    -------------    -------------

             Total nonoperating margins .......        205,338          257,926          432,564          445,634
                                                 -------------    -------------    -------------    -------------

             Assignable margins ...............    (2,555,584)        1,696,677        3,622,552        5,323,143

Patronage capital at beginning of period ......    106,786,331       99,013,147      100,685,517       95,421,358

Retirement of capital credits and
   estate payments ............................        (25,026)         (49,084)        (102,348)         (83,761)
                                                 -------------    -------------    -------------    -------------

Patronage capital at end of period ............    $104,205,721    $ 100,660,740    $ 104,205,721    $ 100,660,740
                                                  -------------    -------------    -------------    -------------





See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                             Statement of Cash Flows

                                                                                     Six months ended June 30

                                                                                        1997            1996
                                                                                    ------------    ------------

                                                                                             (Unaudited)
Cash flows from operating activities:

   Assignable margins ...........................................................   $  3,622,552    $  5,323,143
                                                                                    ------------    ------------

   Adjustments to reconcile assignable margins to net cash used in operating activities:

       Depreciation and amortization ............................................     10,550,444      10,237,550

       Changes in assets and liabilities:
       (Increase) decrease in assets:

         Accounts receivable ....................................................      2,595,783      3,301,815

         Prepayments ............................................................       (529,275)       (423,181)

         Materials and supplies .................................................        150,915      (1,602,987)

         Deferred charges .......................................................       (376,008)        386,420

         Other ..................................................................      1,839,486          (2,600)

     Increase (decrease) in liabilities:
         Accounts payable .......................................................     (2,114,066)     (3,384,236)

         Consumer deposits ......................................................        (18,307)        (46,284)

         Accrued interest .......................................................       (197,846)       (838,909)

         Deferred credits .......................................................     (1,702,283)     (8,152,406)

         Other ..................................................................     (3,601,441)      4,673,332
                                                                                    ------------    ------------

               Total adjustments ................................................      6,597,402       4,148,514
                                                                                    ------------    ------------

               Net cash provided by operating
                activities ......................................................     10,219,954       9,471,657

Cash flows from investing activities:
   Extension and replacement of plant ...........................................     (6,982,248)     (4,518,014)

   Investments in associated organizations ......................................         20,913          79,139
                                                                                    ------------    ------------

               Net cash used in investing activities ............................     (6,961,335)     (4,438,875)
                                                                                    ------------    ------------

Cash flows from financing activities:

   Short-term borrowings, net ...................................................      5,250,000      14,000,000

   Proceeds from long-term debt .................................................           --        21,500,000

   Repayments of long-term debt .................................................    (10,829,721)    (41,051,134)

   Retirement of patronage capital ..............................................       (102,348)        (83,761)

   Other ........................................................................        (60,512)        (42,172)
                                                                                    ------------    ------------

               Net cash used by financing activities ............................     (5,742,581)     (5,677,067)
                                                                                    ------------    ------------

               Net increase (decrease) in cash and
                 cash equivalents ...............................................     (2,483,962)       (644,285)

Cash and cash equivalents at beginning of period ................................      5,419,819       5,879,483
                                                                                    ------------    ------------

Cash and cash equivalents at end of period ......................................   $  2,935,857    $  5,235,198
                                                                                    ------------    ------------



See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                          Notes to Financial Statements

                                  June 30, 1997

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

2.   Lines of Credit
     Chugach maintains a line of credit of $35 million with CoBank. The CoBank line of credit expires August 1, 1998 but contains an annual automatic renewal clause. At June 30, 1997, $8.0 million was outstanding at an interest rate of 6.70%. In addition, the Association has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At June 30, 1997, there was no outstanding balance. The NRUCFC line of credit expires October 1, 1997 but is expected to be renewed.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)


RESULTS OF OPERATIONS

Current Year Quarter Versus Prior Year Quarter

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased by .4% for the quarter ended June 30, 1997 from the same quarter in 1996. The decrease in revenues is largely attributable to Chugach's decision to request a waiver from passing through increases under its fuel surcharge mechanism. This desision was made in an effort to maintain overall price stability. Chugach believes that the increases indicated for rates effective in the third quarter of 1997 are the result of transitory and unusual occurrences which have resulted in higher fuel prices and fuel consumption. Chugach further believes that its natural gas prices are stabilizing and will decline from current levels in 1998. Subsequent to Chugach's waiver request, AEG&T/MEA/Homer filed comments with the APUC. AEG&T/MEA/Homer did not object to Chugach's request for waiver from the standard rate adjustments under the fuel surcharge methodology, however, their non-objection was subject to certain conditions not acceptable to Chugach. Chugach is currently formulating its response for submission to the APUC. It is not known at this time how the APUC will rule in this proceeding. Based on the uncertainty with respect to recovery of these amounts, Chugach has fully reserved the amount recorded in the fuel surcharge balancing account and has not recorded the fuel surcharge adjustments as a component of revenue. Chugach continues to evaluate the amount and timing of recovery of these uncollected fuel surcharge amounts and may recover a portion of such amounts in future periods. The effect that the decision regarding fuel surcharges had on revenues more than offset higher kWh sales to retail, wholesale and economy energy customers.

Retail demand and energy rates did not change from the second quarter of 1996 to the same period in 1997. As previously reported, demand and energy rates charged to the two wholesale customer classes were increased, effective in May 1996, on an interim-refundable basis. These increases were slightly offset by refunds granted pursuant to a Settlement Agreement between Chugach and AEG&T/MEA/Homer. This agreement was approved by the APUC in February 1997. The refunds of amounts collected under the interim-refundable rates were not material to Chugach's financial position or results of operations.

Effective in February 1997, the wholesale rate classes were split into three classes as opposed to the previous two. The classes are now MEA, Seward and Homer (previously Seward was combined with MEA). Wholesale demand and energy rates charged to MEA were decreased slightly effective February 1997. Demand and energy rates to Homer and Seward did not change.

Pursuant to the aforementioned Settlement Agreement, Chugach may be required to grant a refund to AEG&T/MEA/Homer retroactive to January 1, 1997 (based on the 1996 test year filing). The amount of this potential refund is not known at this time.

Higher fuel prices were the major cause for the increase in production expense for the quarter ended June 30, 1997 compared to same period in 1996. As previously reported, Chugach has completed the transition into Period 2 under the long-term fuel supply contracts. Fuel costs now result from market-based prices. Purchased power expense was higher for the quarter ended June 30, 1997 compared to the same period in 1996. This variance was substantially due to the system operating scenario that existed during the second quarter of 1997. Chugach purchased power from AEG&T's Soldotna 1 plant to ensure reliability on the Kenai Peninsula. Additionally, all hydroelectric plant outputs were significantly lower than forecasted levels due to reduced lake levels. Transmission expense was also higher for the quarter ended June 30, 1997 from the same period in 1996. The majority of this increase was caused by station equipment maintenance activities being focused on distribution substations in 1996 versus transmission substations in 1997. Consumer accounts expense decreased for the quarter ended June 30, 1997. The majority of this decrease was due to a lower level of common information services costs being allocated to this function.

Interest on long-term debt was higher for the quarter ended June 30, 1997 from the same period in 1996. This was primarily caused by the reacquisition of Chugach's Series A 2022 bonds. As previously reported, Chugach reacquired approximately $36.0 million of the Series A 2022 bonds during the first and second quarters of 1996. The net cost of these transactions was originally charged to expense. Subsequently, Chugach determined that these costs were recoverable through rates and established a regulatory asset that is being amortized to expense over the life of the replacement debt. Other interest expense decreased in the current period due to a lower average outstanding balance on the short-term line of credit.

Current Year to Date Versus Prior Year to Date

Operating revenues for the six-month period ended June 30, 1997 increased relative to the same period in 1996. These higher revenues were due mostly to higher kWh sales. Rate impacts are outlined in the quarter-to-date comparison section.

Production, purchased power, transmission and consumer accounts expense increased for the six-month period ended June 30, 1997 for essentially the same reasons outlined in the quarter-to-date comparison section. Distribution expense decreased during the period due mostly to lower meter expenses caused by the transfer of a portion of the connect/disconnect activities to another department. The aforementioned focus on distribution station equipment maintenance in 1996 versus transmission maintenance in 1997 also contributed to the lower overall distribution expense for the six-month period ended June 30, 1997.

Other interest expense decreased for the six-months ended June 30, 1997 for the same reason outlined above in the analysis of the quarter-to-quarter variance.

Financial Condition

Total assets declined by 2.0% from December 31, 1996 to June 30, 1997. The decrease is due primarily to the lower balance in net utility plant. This lower balance was caused by the higher accumulated depreciation reserve resulting from the implementation of higher depreciation rates (the phase-in of updated depreciation rates was completed in 1996). Restricted cash from economy energy margins was returned to customers as an offset to the fuel surcharge mechanism, and the seasonal decline in accounts receivable also contributed to the overall decrease in total assets. Notable changes to total liabilities include the decrease in First Mortgage bonds payable resulting from the March bond payment and the reacquisition of an additional $5.0 million of the Series A 2022 bonds during the second quarter of 1997. Other liabilities decreased due to the return of the remaining portions of both the rate stabilization fund and the submarine cable reserve to customers. As previously reported, Chugach made a larger than normal draw on the CoBank line of credit due to logistics considerations surrounding the payment of the March semi-annual bond payment. This, combined with the $5.0 million reacquisition mentioned above, explains the increase in the notes payable balance at June 30, 1997. This increase was more than offset by the decreases in liabilities noted above.

Liquidity and Capital Resources

Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $50 million line of credit from National Rural Utilities Cooperative Finance Corporation (NRUCFC) and a $35 million line of credit with CoBank. At June 30, 1997, Chugach had $8.0 million outstanding with CoBank which carried an interest rate of 6.70%. There were no amounts outstanding on the NRUCFC line at June 30, 1997.

Capital construction in 1997 is estimated at $19.8 million. At June 30, 1997 approximately $7.0 million has been expended. Capital improvement expenditures are expected to increase in the third quarter as the construction season began in April and extends into October.

Chugach has negotiated a supplemental indenture (Third Supplemental Indenture of Trust) with CoBank for up to $80 million in future bond financing. Chugach is in the process of finalizing an amendment to the Third Supplemental Indenture of Trust (Seventh Supplemental Indenture of Trust) that will eliminate the maximum aggregate amount of bonds the company may issue. At June 30, 1997, Chugach had bonds in the amount of $56.5 million outstanding under this financing arrangement. The balance is comprised of a $1.5 million bond (CoBank 1) which carries an interest rate of 8.95% maturing in 2002, a $10 million bond (CoBank
2) priced at 7.76% due in 2005, a $21.5 million bond (CoBank 3), currently priced at 6.70% (repriced monthly), and a $23.5 million bond (CoBank 4) currently priced at 6.70% (also repriced monthly). Principal payments on the CoBank 3 and 4 bonds commence in 2003 and continue through 2022. Additionally, Chugach has a similar supplemental indenture (Fifth Supplemental Indenture of Trust) in place with NRUCFC also for $80 million. At June 30, 1997 there were no amounts outstanding under this financing arrangement.

As previously reported, Chugach has reacquired $44.3 million of its Series A 2022 bonds. This strategy has been in response to the favorable long-term interest rate environment. Chugach will continue to explore similar reacquisition transactions if market conditions warrant such action. Except for any further reacquisitions of its bonds (and any similar future refinancings), Chugach does not anticipate issuance of additional long-term debt in 1997.

Chugach management continues to expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 1997 and thereafter.

Chugach's current ratios (total current assets divided by current liabilities) at December 31, 1996 and June 30, 1997 were as follows:

                                                     Current Ratio

                  December 31, 1996                      1.07
                  June 30, 1997                           .96

Outlook

The competitive marketplace for the electric utility industry continues to evolve. In recognition of this, Chugach is involved in national benchmarking studies to improve system operations, has implemented strategic alliances with key suppliers and has made significant progress in completing its new strategic plan.

The latest step in the ongoing process to be ready for competition took place recently when Chugach restructured its organization. Recognizing that the new marketplace will probably be "unbundled" along the functional lines of generation, transmission and distribution, and retail services, Chugach's new organizational structure reflects these functions. Chugach now operates with three divisions: Finance and Energy Supply, Transmission and Distribution Network Services and Retail Services. This structure will better allow Chugach to compete in the rapidly changing electric utility industry.

Environmental Matters

Refer to Part II, Item 1 for an update on the status of the Standard Steel Salvage Yard Site litigation.

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

Standard Steel Salvage Yard Site

As previously reported in the 10-Q for the period ending March 31, 1997, a cost recovery action was filed in Federal District Court on December 27, 1991 by the United States against Chugach and six other Potentially Responsible Parties
(PRPs) seeking reimbursement of removal and response action costs (Past Response Costs) incurred by US EPA at the Standard Steel and Metals Salvage Yard Superfund Site in Anchorage, Alaska (Site). The six other PRPs named in the action are the Alaska Railroad, Westinghouse Electric Corporation, Sears, Roebuck and Co., Montgomery Ward & Co., J.C. Penney Company, Inc. and Bridgestone/ Firestone, Inc. In December, 1996, Chugach, the other named PRPs and certain federal agency PRPs (Federal PRPs) entered into a Partial Consent Decree. Under the Partial Consent Decree, Chugach and the other parties settled claims for Past Response Costs as well as investigation and other costs incurred with respect to the Site through December 1996. The Partial Consent

Decree, however, did not settle Chugach's liability for future costs of designing and performing the cleanup at the Site (Future Costs).

Although the Partial Consent Decree does not settle Chugach's or the other private PRPs' liability for Future Costs, the Partial Consent Decree does bind the Federal PRPs and the Alaska Railroad to pay an aggregate share of 64% of Future Costs. Chugach and the five other private PRPs have reached a separate settlement to divide the remaining 36% of Future Costs among themselves. Under that settlement, Chugach's percentage share of liability for Future Costs will equal 14.89%. The private PRPs' agreement to perform remedial design and remedial action (RD/RA) at the Site will be memorialized in a new Consent Decree (RD/RA Decree) that is being negotiated between the private PRPs and the United States. The RD/RA Decree contains the scope of work for the RD/RA as well as settlement terms, including EPA's covenant not to sue Chugach and the other private PRPs for Future Costs once the RD/RA is completed.

The estimate of Future Costs of RD/RA at the Site, as determined by Chugach's consultants based on cost estimates contained in the FS report, ranges from $5,231,200 to $6,619,800. The RD/RA Decree contains a cost estimate, as determined by EPA and including a 50% cost overrun contingency, of $8,400,000. Chugach's share of these estimated RD/RA expenses would range from approximately $778,926 to $985,688. These amounts are only estimates, however, and the actual, full scope of the S/S cleanup at the Site will not be known, and the projected costs associated with the remedy cannot be refined, until EPA approves remedial design documents.

Under the RD/RA Decree, Chugach and the other PRPs will be required to reimburse the United States for EPA oversight costs and DOJ enforcement costs relating to the RD/RA. Those costs have been estimated by the United States to equal approximately $676,000. Chugach's share of these estimated oversight and enforcement costs would equal $100,656. In addition, one of the private PRPs, Montgomery Ward, recently filed for bankruptcy protection and likely will not be executing the RD/RA Consent Decree. As a result, Chugach will be paying an additional sum equal to Chugach's percentage share of Montgomery Ward's share of Future Costs. This additional sum is estimated to be approximately $12,600 given current estimates of Future Costs, EPA oversight costs and DOJ enforcement costs.

Based on the above estimates, the total amount that may be paid by Chugach under the RD/RA Decree ranges from approximately $892,182 to $1,098,944. These amounts, particularly the projected EPA oversight costs, are only estimates and are subject to change. In addition, the RD/RA Decree contains reservation of rights allowing EPA to seek further response actions and payments from the PRPs under certain circumstances, including for costs associated with alleged natural resource damages. At this time, no claims have been made pertaining to alleged natural resource damages and no prediction can be made whether EPA will request activities through its reservation of rights under the RD/RA Decree. Finally, it is uncertain whether Chugach and the other PRPs will enter into the RD/RA Decree with EPA until negotiations are completed.

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


Items 2, 3, 4 and 5

Not Applicable


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Bylaws of the Registrant (as amended April 30, 1997).

          Financial Data Schedule.

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed for the quarter ended June 30, 1997.

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



                       CHUGACH ELECTRIC ASSOCIATION, INC.



                                    By: /s/ Eugene N. Bjornstad
                                        Eugene N. Bjornstad
                                          General Manager

                                    Date:   August 14, 1997



                                    By: /s/ Evan J. Griffith, Jr.
                                            Evan J. Griffith, Jr.
                                        Executive Manager, Finance &
                                        Energy Supply

                                    Date:   August 14, 1997

EXHIBITS

Listed below are the exhibits which are filed as part of this Report:


Exhibit
number                              Description                         Page **

3.2       Bylaws of the Registrant (as amended April 30, 1997).          16

27        Financial Data Schedule                                        **




**  Filed Electronically