Form 10-Q
period 1997-09-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 1997-11-14
CIK 878004

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1997
                               --------------------------------------

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

                                         None
(Former name,former address and former fiscal year,if changed since last report)

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

    CLASS                                       OUTSTANDING AT NOVEMBER 1, 1997

     NONE                                                 NONE

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                                      INDEX



Part I. Financial Information                                       Page Number


Balance Sheets, September 30, 1997 (Unaudited) and December 31, 1996          3

Statements of Revenues, Expenses and Patronage Capital, Three-Months Ended
   September 30, 1997 and 1996 and Nine-Months Ended September 30, 1997 and
   1996 (Unaudited)                                                           5


Statements of Cash Flows, Nine-Months Ended September 30, 1997 and 1996
   (Unaudited)                                                                6

Notes to Financial Statements (Unaudited)                                     7

Management's Discussion and Analysis of Financial Condition and Results of
   Operations (Unaudited)                                                     8


Part II.  Other Information

Item 1. Legal Proceedings                                                    11

Item 6. Exhibits and Reports on Form 8-K                                     12

Signatures                                                                   14

Exhibits - Index                                                             15

Exhibits                                                                     16

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets

                                     Assets


                                               September 30, 1997 December 31, 1996
                                               ------------------ -----------------
                                                    (Unaudited)
Utility plant:

     Electric plant in service ...................   $621,958,299   $615,464,060

     Construction work in progress ...............     21,034,867     19,826,957
                                                     ------------   ------------

                                                      642,993,166    635,291,017

     Less accumulated depreciation ...............    227,130,101    215,411,223
                                                     ------------   ------------

                      Net utility plant ..........    415,863,065    419,879,794
                                                     ------------   ------------

Other property and investments, at cost:

     Nonutility property .........................          3,550          3,550

     Investments in associated organizations .....      7,630,011      7,647,189

     Restricted cash - margins from economy
        energy sales, all repurchase agreements ..           --        1,599,239
                                                     ------------   ------------

                                                        7,633,561      9,249,978
                                                     ------------   ------------

Current assets:

     Cash and cash equivalents ...................      4,159,350      5,419,819

     Cash - restricted construction funds ........      1,058,698      1,371,386

     Special deposits ............................         89,232         89,232

     Accounts receivable, net ....................     13,928,261     15,369,883

     Materials and supplies, at average cost .....     15,726,693     16,187,592

     Prepayments .................................        947,374        694,257

     Other current assets ........................        314,814        294,380
                                                     ------------   ------------

                    Total current assets .........     36,224,422     39,426,549
                                                     ------------   ------------

Deferred charges .................................     14,916,008     13,932,109
                                                     ------------   ------------

                                                     $474,637,056   $482,488,430
                                                     ------------   ------------




See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets

                            Liabilities and Equities

                                                     September 30, 1997 December 31, 1996
                                                     ------------------ -----------------
                                                         (Unaudited)
Equities and margins:

     Memberships .....................................   $    849,603   $    812,748

     Patronage capital ...............................    103,972,639    100,685,517

     Other ...........................................      2,898,152      2,979,677
                                                         ------------   ------------

                                                          107,720,394    104,477,942
                                                         ------------   ------------

Long-term obligations, excluding current installments:

     First mortgage bonds payable ....................    240,910,000    251,553,000

     CoBank bonds payable ............................     56,096,501     56,352,847
                                                         ------------   ------------

                                                          297,006,501    307,905,847
                                                         ------------   ------------

Current liabilities:

     Note(s) payable .................................     15,114,578      2,750,000

     Current installments of long-term debt and
        capital leases ...............................      5,916,760      5,971,752

     Accounts payable ................................      4,316,319      5,178,161

     Consumer deposits ...............................      1,010,853      1,066,906

     Accrued interest ................................      1,307,780      7,076,388

     Salaries, wages and benefits ....................      3,707,782      3,583,422

     Fuel ............................................      4,579,483      6,047,574

     Other ...........................................      2,821,558      5,012,191
                                                         ------------   ------------

                   Total current liabilities .........     38,775,113     36,686,394
                                                         ------------   ------------

Deferred credits .....................................     31,135,048     33,418,247
                                                         ------------   ------------

                                                         $474,637,056   $482,488,430
                                                         ------------   ------------




See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.

             Statements of Revenues, Expenses and Patronage Capital



                                                    Three-months                       Nine-months
                                                 ended September 30                 ended September 30

                                                1997             1996              1997            1996
                                                ----             ----              ----            ----

                                                    (Unaudited)                        (Unaudited)

Operating revenues .....................   $  34,108,328    $  31,187,058    $ 103,730,273    $  97,529,513
                                           -------------    -------------    -------------    -------------

Operating expenses:

     Production ........................      12,393,918        9,642,575       33,442,580       26,340,626

     Purchased power ...................       3,189,539        2,671,658       10,506,279        7,590,852

     Transmission ......................         739,453          971,775        2,493,633        2,558,468

     Distribution ......................       2,140,995        1,957,063        6,289,128        6,788,497

     Consumer accounts .................       1,218,388        1,714,338        3,666,551        5,283,576

     Administrative, general and other .       3,206,901        3,073,386        9,831,506        9,746,665

     Depreciation and amortization .....       5,174,526        5,217,446       15,724,970       15,454,996
                                           -------------    -------------    -------------    -------------

             Total operating expenses ..      28,063,720       25,248,241       81,954,647       73,763,680
                                           -------------    -------------    -------------    -------------

Interest:

   On long-term debt ...................       6,170,693        5,998,474       18,671,360       18,685,241

   Other ...............................         292,655          376,545          615,493          877,380

   Charged to construction - credit ....        (150,914)        (153,418)        (433,389)        (391,513)
                                           -------------    -------------    -------------    -------------

             Net interest expense ......       6,312,434        6,221,601       18,853,464       19,171,108
                                           -------------    -------------    -------------    -------------

             Net operating margins .....        (267,826)        (282,784)       2,922,162        4,594,725
                                           -------------    -------------    -------------    -------------

Nonoperating margins:

     Interest income ...................         124,820          180,726          462,648          571,869

     Other .............................          39,492           89,546          134,228          144,037
                                           -------------    -------------    -------------    -------------

             Total non-operating margins         164,312          270,272          596,876          715,906
                                           -------------    -------------    -------------    -------------

             Assignable margins ........        (103,514)         (12,512)       3,519,038        5,310,631

Patronage capital at beginning of period     104,205,721      100,660,740      100,685,517       95,421,358

Retirement of capital credits and
   estate payments .....................        (129,568)         (49,030)        (231,916)        (132,791)
                                           -------------    -------------    -------------    -------------

Patronage capital at end of period .....   $ 103,972,639    $ 100,599,198    $ 103,972,639    $ 100,599,198
                                           -------------    -------------    -------------    -------------





See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                            Statements of Cash Flows

                                                                               Nine-months ended September 30

                                                                                       1997             1996
                                                                                       ----             ----


                                                                                           (Unaudited)
Cash flows from operating activities:

   Assignable margins ..........................................................   $  3,519,038    $  5,310,631
                                                                                   ------------    ------------

   Adjustments to reconcile assignable margins to net cash provided by operating activities:

       Depreciation and amortization ...........................................     15,724,970      15,454,996

       Changes in assets and liabilities:
       (Increase) decrease in assets:

         Accounts receivable, net ..............................................      1,441,622       3,497,868

         Materials and supplies ................................................        460,899      (1,747,304)

         Deferred charges ......................................................       (983,898)        228,629

         Prepayments ...........................................................       (253,117)       (923,489)

         Other .................................................................      1,891,493          20,084

     Increase (decrease) in liabilities:
         Accounts payable ......................................................       (861,842)     (2,981,715)

         Accrued interest ......................................................     (5,768,607)     (6,756,232)

         Deferred credits ......................................................     (2,283,200)     (7,540,755)

         Consumer deposits, net ................................................        (56,052)        (54,501)

         Other .................................................................     (3,534,366)      4,266,957
                                                                                   ------------    ------------

                    Total adjustments ..........................................      5,777,902       3,464,538
                                                                                   ------------    ------------



                    Net cash provided by operating activities ..................      9,296,940       8,775,169
                                                                                   ------------    ------------

Cash flows from investing activities:

   Extension and replacement of plant ..........................................    (11,708,241)    (11,659,088)

   Investments in associated organizations .....................................         17,177          94,503
                                                                                   ------------    ------------

                    Net cash used in investing activities ......................    (11,691,064)    (11,564,585)
                                                                                   ------------    ------------

Cash flows from financing activities:

   Proceeds from long-term debt ................................................           --        23,500,000

   Repayments of long-term debt ................................................    (10,954,338)    (20,900,496)

   Retirement of patronage capital .............................................       (231,916)       (132,791)

   Short-term borrowings, net ..................................................     12,364,578      (2,500,000)

   Other .......................................................................        (44,669)        (43,647)
                                                                                   ------------    ------------

                    Net cash provided by (used) in financing activities ........      1,133,655         (76,934)
                                                                                   ------------    ------------

                    Net decrease in cash and cash equivalents ..................     (1,260,469)     (2,866,350)

Cash and cash equivalents at beginning of period ...............................      5,419,819       5,879,483
                                                                                   ------------    ------------

Cash and cash equivalents at end of period .....................................   $  4,159,350    $  3,013,133
                                                                                   ------------    ------------



See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements

                               September 30, 1997

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

2.   Lines of Credit
     Chugach maintains a line of credit of $35 million with CoBank. The CoBank line of credit expires August 1, 1998 but contains an automatic renewal clause. At September 30, 1997, $15,114,578 was outstanding at an interest rate of 6.65%. In addition, the Association has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At September 30, 1997, there was no outstanding balance. The NRUCFC line of credit expires November 1, 2002.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Unaudited)


Results of Operations

Current Year Quarter Versus Prior Year Quarter

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased by 9.4% for the quarter ended September 30, 1997 over the same quarter in 1996. The increase in revenues is largely attributable to higher kWh sales to retail and two of the three wholesale customer classes.

While fuel surcharge rates were higher in the third quarter of 1997 over those in the same quarter of 1996, revenues were also impacted by Chugach's decision to request a waiver from passing through fuel cost increases under its fuel surcharge cost recovery mechanism. These increases would have been for fuel surcharge rates effective in the third and fourth quarters of 1997. Chugach believes that these increases were the result of unusual and transitory occurrences that have resulted in higher fuel prices. Furthermore, Chugach continues to believe that its natural gas prices are stabilizing and will decline from current levels in 1998. The APUC has approved Chugach's waiver request to leave surcharge rates at existing levels through the fourth quarter 1997. The decision to forgo the increases was made in an effort to maintain overall price stability. As a result, Chugach did not collect approximately $3.5 million, which would have been a component of revenues in 1997. This amount represented cumulative uncollected fuel surcharge amounts through May 1997. Chugach anticipates that its fuel surcharge rates will increase effective January 1998. A portion of the fuel surcharge adjustments continue to be recorded as a component of revenue at existing (i.e. unadjusted) surcharge rate levels. Pending finalization of a plan to recover these fuel surcharge amounts, Chugach has reserved a portion of the fuel surcharge balancing account and has not recorded a portion of the adjustments as a component of revenue. Chugach continues to evaluate the amount and timing of recovery of these uncollected fuel surcharge amounts and intends to recover a portion of such amounts in future periods.

Retail demand and energy rates did not change from the third quarter of 1996 to the same period in 1997. As previously reported, effective in February 1997, the wholesale rate classes were split into three classes compared to the previous two. The classes are now MEA, Seward and Homer (previously, Seward was combined with MEA). Wholesale demand and energy rates charged to MEA were decreased slightly effective February 1997. The impact of higher kWh sales and the fuel surcharge revenue more than offset this decrease in rates. Demand and energy rates to Homer and Seward did not change.

Pursuant to a Settlement Agreement between Chugach and AEG&T/MEA/Homer, Chugach may be required to grant a refund to AEG&T/MEA/Homer retroactive to January 1, 1997 (based on the 1996 test year filing). The amount of this potential refund is not known at this time.

Higher fuel consumption due the increase in kWh sales and higher fuel prices were again the major cause for the increase in production expense for the quarter ended September 30, 1997 compared to the same period in 1996. As previously reported, Chugach has completed the transition into Period 2 of the long-term fuel supply contracts. Fuel costs now result from market-based prices. Purchased power expense was higher for the quarter ended September 30, 1997 compared to the same period in 1996. This variance was substantially due to the system operating scenario that existed during the third quarter of 1997. Chugach purchased power from AEG&T's Soldotna 1 plant to ensure reliability on the Kenai Peninsula. Transmission expense was lower for the quarter ended September 30, 1997 from the same period in 1996. The majority of this decrease was caused by lower overhead line maintenance expense related to transmission right-of-way clearing activities. Consumer accounts expense decreased for the quarter ended September 30, 1997. The majority of this decrease was due to a lower level of common information services costs being allocated to this function.

Other interest expense decreased in the current period due to a lower average outstanding balance on the short-term line of credit.

Current Year to Date Versus Prior Year to Date

Operating revenues for the nine-month period ended September 30, 1997 increased relative to the same period in 1996. These higher revenues were essentially due to the same reasons outlined in the quarter-to-date comparison section.

Production and purchased power increased and consumer accounts expense decreased for the nine-month period ended September 30, 1997 for essentially the same reasons outlined in the quarter-to-date comparison section.

Other interest expense decreased for the nine-months ended September 30, 1997 for the same reason outlined above in the analysis of the quarter-to-quarter variance.

Financial Condition

Total assets declined by 1.6% from December 31, 1996 to September 30, 1997. The decrease is due primarily to the lower balance in net utility plant. This lower balance was caused by the higher accumulated depreciation reserve resulting from the implementation of higher depreciation rates (the phase-in of updated depreciation rates was completed in 1996). Restricted cash from economy energy margins was returned to customers as an offset to the fuel surcharge mechanism and the seasonal decline in accounts receivable also contributed to the overall decrease in total assets. Notable changes to total liabilities include the decrease in First Mortgage bonds payable resulting from the March bond payment and the reacquisition of another $5 million of the Series A 2022 bonds during the second quarter. Accrued interest also decreased due to the September bond payment. In addition, Chugach made a draw on the CoBank line of credit to make the September semi-annual bond payment. This combined with the $5 million reacquisition explains the increase in the notes payable balance at September 30, 1997. Chugach plans to refinance $15 million of the balance on the CoBank line of credit into a long-term bond under the Third Supplemental Indenture.

Liquidity and Capital Resources

Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $50 million line of credit from National Rural Utilities Cooperative Finance Corporation (NRUCFC) and a $35 million line of credit with CoBank. At September 30, 1997, Chugach had $15.1 million outstanding with CoBank, which carried an interest rate of 6.65%. There were no amounts outstanding on the NRUCFC line at September 30, 1997.

Capital construction in 1997 is estimated at $19.8 million. At September 30, 1997 approximately $11.7 million has been expended.

Chugach has negotiated a supplemental indenture (Third Supplemental Indenture of Trust) with CoBank which previously allowed up to $80 million in future bond financing. Recently Chugach finalized an amendment to the Third Supplemental Indenture of Trust (Seventh Supplemental Indenture of Trust) that eliminates the maximum aggregate amount of bonds the company may issue under the agreement. At September 30, 1997, Chugach had bonds in the amount of $56.4 million outstanding under this financing arrangement. The balance is comprised of a $1.4 million bond (CoBank 1) that carries an interest rate of 8.95% maturing in 2002, a $10 million bond (CoBank 2) priced at 7.76% due in 2005, a $21.5 million bond (CoBank 3), currently priced at 6.75% (repriced periodically) and a $23.5 million bond (CoBank 4) currently priced at 6.75% (also repriced periodically). Principal payments on the CoBank 3 and 4 bonds commence in 2003 and continue through 2022. Chugach plans to convert $15 million of the balance outstanding on the CoBank line of credit to a bond (CoBank 5) with terms similar to CoBank 3 and 4 above. Additionally, Chugach has negotiated a similar supplemental indenture (Fifth Supplemental Indenture of Trust) with NRUCFC for $80 million. At September 30, 1997 there were no amounts outstanding under this financing arrangement.

As previously reported, Chugach has reacquired $44.3 million of its Series A 2022 bonds. This strategy has been in response to the favorable long-term interest rate environment. Chugach will continue to explore similar reacquisition transactions if market conditions warrant such action. Except for CoBank 5, or any further reacquisitions of its bonds (and any similar future refinancings), Chugach does not anticipate issuance of additional long-term debt in 1997.

Chugach management continues to expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 1997 and thereafter.

Chugach's current ratios (total current assets divided by current liabilities) at December 31, 1996 and September 30, 1997 were as follows:

                                                              Current Ratio

                  December 31, 1996                                1.07
                  September 30, 1997                                .93

As noted above, Chugach plans to convert $15 million of the balance on the CoBank line of credit into a long-term bond under the Third Supplemental Indenture. Reclassifying the $15 million from short-term liabilities results in a current ratio of 1.52.

Outlook

The competitive marketplace for the electric utility industry continues to evolve. In recognition of this, Chugach is involved in national benchmarking studies to improve system operations, has implemented strategic alliances with key suppliers and has made significant progress in completing its new strategic plan. Chugach is also involved in efforts to introduce competition at the retail level in Anchorage. Several customers in another utility's service area formally asked Chugach to provide their electric power. In response, Chugach has requested access over the other utility's distribution and transmission system and has asked the APUC to enforce this request. It is not known at this time how the APUC will rule on this filing.

In  addition,   Chugach  recently  commenced  negotiations  for  new  labor agreements with its employees represented by IBEW Local 1547. Chugach hopes to craft new agreements with the Union that are beneficial to all involved parties and ensure the organization's continued success in this increasingly competitive marketplace. In the event that agreement is not reached on specific issues, they will be decided through binding interest arbitration.

Environmental Matters

Refer to Part II, Item 1 for an update on the status of the Standard Steel Salvage Yard Site litigation.


                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

Standard Steel Salvage Yard Site

As previously reported in the 10-Q for the period ending June 30, 1997, a cost recovery action was filed in Federal District Court on December 27, 1991 by the United States against Chugach and six other Potentially Responsible Parties
(PRPs) seeking reimbursement of removal and response action costs (Past Response Costs) incurred by US EPA at the Standard Steel and Metals Salvage Yard Superfund Site in Anchorage, Alaska (Site). The six other PRPs named in the action are the Alaska Railroad, Westinghouse Electric Corporation, Sears, Roebuck and Co., Montgomery Ward & Co., J.C. Penney Company, Inc. and Bridgestone/Firestone, Inc. In December, 1996, Chugach, the other named PRPs and certain federal agency PRPs (Federal PRPs) entered into a Partial Consent Decree. Under the Partial Consent Decree, Chugach and the other parties settled claims for Past Response Costs as well as investigation and other costs incurred with respect to the Site through December 1996. The Partial Consent Decree, however, did not settle Chugach's liability for future costs of designing and performing the cleanup at the Site (Future Costs).

Although the Partial Consent Decree does not settle Chugach's or the other private PRPs' liability for Future Costs, the Partial Consent Decree does bind the Federal PRPs and the Alaska Railroad to pay an aggregate share of 64% of Future Costs. Chugach and the five other private PRPs have reached a separate settlement to divide the remaining 36% of Future Costs among themselves. Under that settlement, Chugach's percentage share of liability for Future Costs will equal 14.89%. The private PRPs' agreement to perform remedial design and remedial action (RD/RA) at the Site is memorialized in a new Consent Decree (RD/RA Decree) that was executed by the private PRPs and the United States and was lodged with the Federal District Court on October 8, 1997. The RD/RA Decree contains the scope of work for the RD/RA as well as settlement terms, including EPA's covenant not to sue Chugach and the other private PRPs for Future Costs once the RD/RA is completed.

The estimate of Future Costs of RD/RA at the Site, as determined by Chugach's consultants based on cost estimates contained in the FS report, ranges from $5,231,200 to $6,619,800. The RD/RA Decree contains a cost estimate, as determined by EPA and including a 50% cost overrun contingency, of $8,400,000. Chugach's share of these estimated RD/RA expenses would range from approximately $778,926 to $1,250,760. These amounts are only estimates, however, and the actual, full scope of the S/S cleanup at the Site will not be known, and the projected costs associated with the remedy cannot be refined, until EPA approves remedial design documents.

Under the RD/RA Decree, Chugach and the other PRPs are required to reimburse the United States for EPA oversight costs and DOJ enforcement costs relating to the RD/RA. Those costs have been estimated by the United States to equal approximately $676,000. Chugach's share of these estimated oversight and enforcement costs would equal $100,656. In addition, one of the private PRPs, Montgomery Ward, recently filed for bankruptcy protection and did not execute the RD/RA Consent Decree. As a result, Chugach will be paying an additional sum equal to Chugach's percentage share of Montgomery Ward's share of Future Costs. This additional sum is estimated to be approximately $12,600 given current estimates of Future Costs, EPA oversight costs and DOJ enforcement costs.

Based on the above estimates, the total amount that may be paid by Chugach under the RD/RA Decree ranges from approximately $892,182 to $1,364,016. These amounts, particularly the projected EPA oversight costs, are only estimates and are subject to change. In addition, the RD/RA Decree contains reservation of rights allowing EPA to seek further response actions and payments from the PRPs under certain circumstances, including for costs associated with alleged natural resource damages. At this time, no claims have been made pertaining to alleged natural resource damages and no prediction can be made whether EPA will request activities through its reservation of rights under the RD/RA Decree.

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

Items 2, 3, 4 and 5

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     (a)   Exhibits:

           Seventh Supplemental Indenture of Trust by and among Chugach Electric Association,Inc. and Seattle-First National Bank dated June 1, 1997.

           National Bank for Cooperatives (CoBank) Credit Agreement dated June 22, 1994.

           Amendment No. 1 to National Bank for Cooperatives (CoBank) Credit Agreement dated June 1, 1997.

           Financial Data Schedule.

     (b)   Reports on Form 8-K:

           No reports on Form 8-K were filed for the quarter ended September 30, 1997.

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


                           Date:     November 13, 1997



                           By:      /s/ Evan J. Griffith, Jr.
                                    Evan J. Griffith, Jr.
                                    Executive Manager, Finance & Energy Supply


                           Date:     November 13, 1997

EXHIBITS

Listed below are the exhibits which are filed as part of this Report:


Exhibit
number                              Description                            Page

4.8 Seventh Supplemental Indenture of Trust by and among Chugach Electric Association, Inc. and Seattle-First National Bank dated
            June 1, 1997.                                                    16

10.63       National Bank for Cooperatives (CoBank) Credit Agreement dated
            June 22, 1994.                                                   24

10.63.1     Amendment No. 1 to National Bank for Cooperatives (CoBank) Credit
            Agreement dated June 1, 1997.                                    27

27          Financial Data Schedule.                                         **




**  Filed Electronically