Form 10-K
period 1997-12-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 1998-03-31
CIK 878004

FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              (As last amended in Rel. No. 34-31327, eff. 10-21-92)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(x) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to _______________________

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


                                (Title of class)


                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes / / No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. N/A

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405). N/A

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          1997 Form 10-K Annual Report

                                Table of Contents

                                                                           Page
                                     PART I

Item  1 -  Business                                                           1

Item  2 -  Properties                                                        12

Item  3 -  Legal Proceedings                                                 16

Item  4 -  Submission of Matters to a Vote of Security Holders               19

                                     PART II

Item  5 -  Market for Registrant's Common Equity and Related
                  Stockholder Matters                                        19

Item  6 -  Selected Financial Data                                           19

Item  7 -  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  20

Item  8 -  Financial Statements and Supplementary Data                       34

Item  9 -  Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                   57

                                    PART III

Item 10 -  Directors and Executive Officers of the Registrant                57

Item 11 -  Executive Compensation                                            59

Item 12 -  Security Ownership of Certain Beneficial Owners and
                  Management                                                 62

Item 13 -  Certain Relationships and Related Transactions                    62

                                     PART IV

Item 14 -  Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K                                                62

          SIGNATURES                                                         72

                                     PART I

                                Item 1 - Business

GENERAL

Chugach Electric Association, Inc. (Chugach or Association) is the largest electric utility in Alaska. Chugach was organized as an Alaska not-for-profit electric cooperative in 1948 and is engaged in the generation, transmission and distribution of electricity to approximately 68,000 metered locations in the Anchorage and upper Kenai Peninsula areas. Through an interconnected regional electrical system, Chugach's power flows throughout Alaska's Railbelt, a 400-mile-long area stretching from the coastline of the southern Kenai Peninsula to the interior of the state, including Alaska's largest cities, Anchorage and Fairbanks. On a regular basis, through its direct service to retail customers and indirectly through its wholesale and economy energy sales, Chugach provides some or all of the electricity used by approximately two-thirds of Alaska's electric customers. In addition, on a periodic basis, Chugach provides electricity to the Anchorage-area customers of Municipal Light & Power (ML&P).

Chugach also supplies much of the power requirements of three wholesale customers, Matanuska Electric Association (MEA), Homer Electric Association (Homer) and the City of Seward (Seward). Substantially all of Chugach's currently-owned generating capacity is fueled by natural gas, which Chugach purchases under long-term, relatively low-cost gas contracts. The remainder of Chugach's generating resources are hydroelectric facilities. The Chugach system includes 501.4 megawatts (MW) of installed generating capacity that is provided by 15 generating units, 11.7 MW of generating capacity from two hydroelectric units that are owned jointly with MEA and ML&P, 1,571 miles of distribution lines and 402 miles of transmission lines. During 1997, Chugach sold 2.27 billion kilowatt hours (kWh) of power.

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

Chugach's members are the consumers of the electricity sold by Chugach. As of December 31, 1997, Chugach had approximately 55,000 retail members receiving service at approximately 68,000 metered locations. The business and affairs of Chugach are managed by the General Manager and are overseen by its seven-member Board of Directors. Directors are elected at large by the membership and serve three-year staggered terms. Each member is entitled to one vote. In addition to voting for directors, members have voting rights with respect to the sale, lease, or other disposition, except by mortgage or deed of trust, of all or a substantial portion of Chugach's property.

Chugach customers are billed per a tariff rate, on a monthly basis for electrical energy consumed during the preceding month. Billing rates are approved by the Alaska Public Utilities Commission (APUC). Such rates have been adjusted quarterly or semi-annually pursuant to a simplified rate filing procedure (see Rate Regulation and Rates).

Rates (derived from the historic cost of service basis) may generate revenues in excess of current period costs (net operating margins and nonoperating margins) in any year and are designated on Chugach's Statements of Revenues, Expenses and Patronage Capital as "assignable margins." Retained assignable margins are designated on Chugach's balance sheet as "patronage capital" that is assigned to each member on the basis of patronage.

In furtherance of Chugach's operations as a cooperative, Chugach credits to its members, or patrons, all amounts received from the patrons for the furnishing of electricity in excess of Chugach's operating costs, expenses and provision for reasonable reserves. Such excess amounts (i.e., assignable margins) are considered capital furnished by the patrons, and are credited to their accounts and held by Chugach until such future time as they are retired and returned without interest. Chugach's Bylaws provide that such capital credits are to be retired (i) upon Chugach's dissolution or liquidation after payment of all of Chugach's outstanding indebtedness or (ii) at any earlier time if the Board of Directors determines that Chugach's financial condition will not be thereby impaired. At December 31, 1997, Chugach has a policy of retiring patronage capital on a general 20-year cycle for retail customers (i.e., patronage capital provided by the retail customer in 1975 is retired in 1995). In recent years, this rotation has been accelerated to a 14-year rotation cycle. In 1997, the Board of Directors approved a retirement of retail capital credits whereby the remaining retail margins earned in 1983 were returned to retail customers. Wholesale capital credits have been retired on a 10-year cycle pursuant to the Equity Management Plan Settlement Agreement despite its expiration in 1995. A new Settlement Agreement (different than the aforementioned agreement) has been negotiated with Alaska Electric Generation & Transmission Cooperative, Inc., (AEG&T)/MEA/Homer and has been approved by the APUC. Under this agreement, wholesale capital credits will continue to be rotated on a 10-year cycle until 1998. After 1998, wholesale capital credits are expected to be rotated using the retail schedule in place at that time. In 1997, The Board of Directors authorized retirement of 1987 wholesale capital credits in the amount of $1,205,510. A special wholesale capital credit retirement of $88,818 (wholesale margins from 1985) was also authorized in 1997. Approval of actual capital credit retirements is at the discretion of the Association's Board of Directors.

As an electric cooperative, Chugach is exempt from federal income taxation under
Section 501(c)(12) of the Internal Revenue Code (Code). Alaska electric cooperatives must pay to the State of Alaska, in lieu of state and local ad valorem, income and excise taxes, a tax at the rate of $0.0005 per kWh of electricity sold in the retail market during the preceding year. In addition, Chugach collects a regulatory cost charge of $.000297 per kWh of retail electricity sold. This charge is assessed to fund the operations of the APUC. It is a pass-through and thus does not impact Chugach margins. Beginning January 1, 1998, the regulatory cost charge was reduced to $.000280 per kWh of retail electricity sold.

Chugach's workforce consists of approximately 356 full-time employees. Approximately two-thirds of Chugach's employees are members of the International Brotherhood of Electrical Workers (IBEW). Chugach has three collective bargaining agreements with the IBEW that are currently open for negotiation. Although each of the contracts has an expiration date of January 31, 1998, the parties have agreed that the contracts shall continue in effect until new contracts are put in place. If the parties cannot agree on the terms of new agreements, all outstanding issues will be decided through interest arbitration. The Union cannot strike and Chugach cannot lockout under the continuing agreement.

Characteristics of the Service Areas of Chugach and its Largest Customers

As indicated in the foregoing, the service areas of Chugach and its wholesale and economy energy customers are often described collectively as the Railbelt Region of Alaska because the three geographic regions, from Fairbanks in central Alaska, through Anchorage, and south to the Kenai Peninsula (Seward), are linked by the Alaska Railroad.

Anchorage is the trade, service and financial center for most of Alaska and serves as a major center for many state governmental functions. Other significant contributing factors to the Anchorage economy include a large federal government and military presence, tourism, air and rail transportation facilities and headquarters support for the petroleum, mining and other basic industries located elsewhere in the state.

The Matanuska-Susitna Borough is immediately northeast of Anchorage, centered around the communities of Palmer and Wasilla. Although agriculture, tourism, mining and forestry are factors in the economy of the Matanuska-Susitna Borough, the economic well-being of the area is closely tied to that of Anchorage.

The Kenai Peninsula is south of Anchorage with an economy substantially independent of the Anchorage area. The most significant basic industry on the Kenai Peninsula is the production and processing of petroleum products from the Cook Inlet region. Other important basic industries include tourism and fish harvesting and processing. Principal communities on the Kenai Peninsula are Homer, Seward, Kenai and Soldotna.

Fairbanks is the center of economic activity for the central part of the state. Fairbanks (250 air miles north of Anchorage and about 400 air miles south of Alaska's northern border) is Alaska's second largest city. Basic economic activities in the Fairbanks region include federal and state government and military operations, the University of Alaska, tourism and support of natural resource development in the interior and northern parts of the state. Recently a major gold mine has commenced operation near Fairbanks. The Trans-Alaska Pipeline System (crude oil) passes near Fairbanks on its route from Prudhoe Bay to Valdez.

Competition

Consistent with developments in other states, Alaska is contemplating the effects of retail competition in the sale of electric power. Chugach considers that the primary market in which competition will develop is the interconnected electrical system which stretches from the Kenai Peninsula to Fairbanks. Participants in this market consist of rural electric cooperatives and municipally-owned utilities as well as cogeneration providers and load aggregators. Chugach anticipates that principal methods of competition will emphasize price, service and range of service offerings.

Chugach has been very active in the effort to promote customer choice in the retail market in Anchorage because it believes it will benefit customers and will put Chugach in a better competitive position as customer choice develops. After several retail customers in a neighboring utility's service area formally asked Chugach to provide their electric power, Chugach requested access over the other utility's distribution and transmission system and asked the APUC to enforce the request. At this time, the APUC has not ruled on this request and it is not possible to predict their decision.

Chugach has also been active at the State legislative level in support of the customer's right to choose their electric power supplier. Virtually all Alaskan utilities have opposed Chugach's efforts to develop competition and are active in attempting to create exclusive service territories. At this time, however, no bill relating to customer choice has moved out of committee. Thus, it is not possible to predict the outcome of this legislative process.

Several Chugach customers are investigating self-generation or cogeneration using various technologies, including fuel cells, and may choose to generate their own power. It is not possible to predict the impact this type of project will have on Chugach's revenues.

At least one electric power load aggregator is active in the Anchorage market. The outcome of Chugach's efforts to open access over the neighboring utility's system will impact the success and number of load aggregators operating on the interconnected system. At this time, it is not possible to predict the impact that load aggregators will have on Chugach's revenue.

To meet these competitive challenges, Chugach has formed a Marketing Department, continues to operate its Key Account program for larger customers and continues to develop new services to enhance existing customer's satisfaction.

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

In August 1996, the Chugach Board of Directors approved a petition to the APUC to withdraw from the SRF process. The petition was submitted as part of Docket U-96-37, that was opened to resolve rate disputes with Chugach's wholesale customers. Interim-refundable rates for wholesale customers were ordered pending resolution of the docket. In February 1997, the APUC approved a Settlement Agreement between Chugach and AEG&T/MEA/Homer that resolved issues in the docket and established permanent rates. As part of the Settlement Agreement, the wholesale customers agreed not to oppose Chugach's withdrawal from SRF. The APUC orders have not addressed Chugach's withdrawal from SRF but Chugach anticipates approval of its petition. As part of the Order, the Association was required to file Cost of Service and Revenue Requirement Studies. Chugach filed these studies in March 1997.

If Chugach's petition to withdraw from the SRF process is approved, future demand and energy rate changes will be sought through general rate case and other normal APUC procedures. While the formal ratemaking process typically takes nine months to one year, it is within the APUC's authority to authorize, after a notice period, rate changes on an interim-refundable basis. In addition, the APUC has been willing to open limited dockets to resolve specific issues from which expeditious decisions can often be generated.

For 1997, Chugach management and its Board of Directors committed that retail and wholesale base rates would remain unchanged. As part of the Settlement Agreement with AEG&T/MEA/Homer, Chugach has committed that demand and energy rate levels to be established on a 1995 test year in Docket U-96-37 will remain at no higher than those levels through 1999 and may be reduced if existing rates provide returns higher than specified in the agreement. The Association will continue to recover changes in its fuel and purchased power expense levels through routine fuel surcharge filings with the APUC. See the Fuel Surcharge section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Indenture of Trust, Series A, First Mortgage bonds (Indenture) dated September 15, 1991 requires Chugach to set rates designed to yield margins for interest (a TIER-like statistic) equal to at least 1.20 times total interest expense. The authorized rate-setting TIER level of 1.35 has allowed Chugach to achieve greater than the 1.20 margins for interest. In 1997, Chugach's achieved TIER was 1.30.

Sales to Customers

The following table shows the energy sales to and electric revenues from Chugach's retail, wholesale, and economy energy customers for the year ended December 31, 1997:

                 Energy Loads and Revenues by Class of Customer


                                                                Percent of Total
                                         MWh      1997 Revenues   1997 Revenues
                                         ---      -------------  --------------

Direct retail sales:
   Residential                         484,679     $ 48,718,433       34.0%
   Commercial                          540,572       42,020,343       29.2
                                     ---------      -----------     ------
       Total                         1,025,250       90,738,776       63.2
                                     ---------      -----------     ------

Wholesale sales:
   MEA                                 490,670       24,793,315       17.3
   Homer                               416,980       17,851,001       12.4
   Seward                               53,593        2,362,915        1.6
                                     ---------      -----------     ------
        Total                          961,243       45,007,231       31.3
                                     ---------      -----------     ------

Economy Energy Sales:
   GVEA                                282,805        7,930,126        5.5
   Other                                   155            4,650        0.0
                                     ---------      -----------     ------
                                       282,960        7,934,776        5.5
                                     ---------      -----------     ------

        Total sales to customers     2,269,453    $ 143,680,783     100.00%
                                     ---------      -----------     ------



Retail Customers

Service Territory. Chugach's retail service area covers the populated areas of Anchorage as well as remote mountain areas and villages. The service area ranges from the northern Kenai Peninsula on the South, to Tyonek on the West, to Whittier on the East and to Fort Richardson on the North.

Customers. Chugach directly serves approximately 68,000 meters. There are approximately 55,000 members of Chugach. Some members are served by more than one meter, like, for example, service to high density multiple family dwellings. In many ways, Chugach's retail customer base does not conform to the traditional rural electric cooperative customer base in that Chugach's customers are primarily urban and suburban rather than rural. The urban nature of Chugach's customer base means that Chugach has a higher customer density per line mile than is typical for rural electric cooperatives. Higher customer density means that fixed costs can be spread over a greater number of customers. As a result of lower average costs attributable to each customer, Chugach may benefit from a greater level of stability in revenue, as compared to a less dense distribution system in which each individual customer would have a more significant impact on operating results. For the past five years no retail customer accounted for more than 5% of Chugach's revenues.

Wholesale Customers

Chugach is the principal supplier of power under wholesale power contracts with MEA, Seward and Homer. Chugach's wholesale power contracts represented $45.0 million in revenues and 42.4% of Chugach's total MWh sales to customers in 1997.

MEA and Homer. Chugach's contract with AEG&T (a generation and transmission cooperative of which MEA and Homer are the only full members; ML&P is an associate member) for the benefit of MEA obligates MEA to purchase all of its electric power requirements from Chugach. Contractually, MEA has the right, subject to APUC approval, to convert to a net requirements purchaser of power from Chugach, under which MEA would be obligated to buy its needed power from Chugach, net of its power needs satisfied from any of its own or AEG&T's resources (including from the 39 MW Soldotna 1 gas-fired generating station owned by AEG&T).

After conversion to net requirements under the contract, MEA cannot reduce the amount of power it purchases from Chugach below a certain minimum amount. MEA also has the right, on seven years advance notice and subject to APUC approval, to convert to a take-or-pay purchaser of a fixed amount of power. If MEA converts to net requirements service, MEA will be required to pay demand charges based upon the highest post-1985 historical coincident peak on the MEA system. Therefore, Chugach will continue to recover fixed costs if MEA converts to net-requirements service. Also, Chugach's revenues from energy sales to MEA would decline in proportion to the reduction in the energy sold, but this decline would be largely offset by savings in the variable costs associated with energy production. The MEA contract is in effect through December 31, 2014. This contract does not protect against loss of load resulting from retail competition in MEA's distribution service territory. It is not possible at this time to estimate the potential impact on Chugach's revenues resulting from such competition.

Chugach's contract with AEG&T for the benefit of Homer obligates Homer to take-or-pay for 73 MW of capacity (demand), and not less than 350,000 MWh (energy) per year. The Homer contract includes certain limitations on the costs that may be included in the rates charged to Homer by Chugach. The Homer contract expires on January 1, 2014. Homer's remaining resource requirements are provided by AEG&T's Soldotna unit and AEG&T shares attributable to Homer from the Bradley Lake hydroelectric project. Chugach and AEG&T have signed a dispatch agreement whereby Chugach has access to all of the Soldotna unit output except that which is required to supply Homer's load in excess of 73 MW. The term is for 40,000 operating hours or 10 years, whichever is first, although the term will be extended by three years if Chugach makes significant use of the unit during the last three years of the original contract term. AEG&T receives payment for variable operating and maintenance costs plus a margin for energy produced by the unit. Chugach obtained use of the unit output while AEG&T retained ownership costs and responsibility. In 1997, Chugach used 163,000 MWh from the Soldotna unit.

Seward. Chugach currently provides all the firm power needs of Seward. A new contract with Seward, with an interruptible provision, is awaiting approval by the APUC. In 1997, sales to Seward amounted to 2.4% of Chugach's MWh sales to customers.

Economy Customers

Golden Valley Electric Association. Under the terms of Chugach's agreement with Golden Valley Electric Association (GVEA), GVEA is obligated, under certain circumstances, to purchase, if available from Chugach, its non-firm energy needs until 2008. Sales under this agreement accounted for 12.5% of Chugach's 1997 MWh sales. Chugach and GVEA have entered into a tentative pooling agreement whereby the resources of both utilities would be dispatched on a common basis to reduce constraints on when non-firm energy would be available to GVEA. Construction of a coal-fired generation facility at Healy (Healy II) is underway with 50% of the construction costs funded from a United States Department of Energy grant under the Clean Coal Technology III Demonstration Program. This facility is projected to be operational in mid-1998 and is expected to produce up to 50 MW of coal-fired power. When Healy II becomes operational, GVEA will reduce its purchases of non-firm energy from Chugach by taking firm power from Healy II. Chugach's management does not believe that such a reduction will have a material adverse effect on Chugach. The Ft. Knox gold mine, near Fairbanks, with an anticipated load of 30-35 MW began operation during the last quarter of 1996.

FUEL SUPPLY

In 1997, 90% of Chugach's power was generated from gas, and 89% of that gas-fired generation took place at Beluga.

Chugach's three sources of natural gas are (1) the Beluga River Field producers [ARCO Alaska, Inc. (ARCO), Municipal Light & Power (ML&P) (old Shell) and Chevron USA Inc. (Chevron)], (2) Marathon Oil Company (Marathon) and (3) ENSTAR Natural Gas Company (ENSTAR). ARCO, ML&P and Chevron each own one-third of the gas produced from the Beluga River Field and in 1997 provided approximately equal shares of the Beluga gas. Chugach has approximately 447 billion cubic feet
(BCF) of gas committed to it from the Beluga River Field producers and Marathon. Chugach currently uses about 20 BCF of natural gas per year for firm service. Chugach believes that this usage will remain fairly constant and estimates that its current contract gas will last 16 to 20 years. In 1996, Shell sold its interests in the Beluga River Field to ML&P and ML&P assumed Shell's contractual obligations to sell natural gas to Chugach. Chugach believes that this transfer will have no material effect on the delivery of Beluga gas to Chugach.

The delivered price for Chugach's fuel supply is lower than that available to other generators in the interconnected Railbelt. ML&P burns natural gas purchased from the Beluga River Field producers and transported by ENSTAR. Chugach has a transportation contract with ENSTAR to transport Chugach gas purchased from Marathon or the Beluga River Producers to the Soldotna (AEG&T) and/or International Power plants (International). The rate for firm transportation is $0.63 per MCF and the rate for interruptible transportation is $0.30 per MCF. There is a minimum monthly bill of $2,600. The primary reasons that Chugach's fuel supply has a lower delivered price than that available to other generators are (i) Chugach purchases its gas directly from producers rather than from gas utilities and (ii) Chugach's power plants are located in close proximity to gas fields so that there are insignificant transportation costs included in the price of the fuel. ML&P currently depends on ENSTAR to transport all of the gas it uses. The ENSTAR tariff rate is $105,000 per month plus $0.28 per MCF.

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

During Period 2, which began in June 1996 and continues until the earlier of the delivery of 180 BCF of natural gas or December 31, 2013, Chugach is entitled to take delivery of up to 180 BCF of natural gas (60 BCF per Beluga River Field producer). During this period, Chugach is required to take 60% of its total fuel requirements at Beluga from the three Beluga River Field producers, exclusive of gas purchased at Beluga under the Marathon contract for use in making sales to GVEA or certain other wholesale purchasers. The price for gas during this period under the ARCO and ML&P (old Shell) contracts is approximately 88% (or $1.51 per MCF on December 31, 1997) of the price of gas under the Marathon contract (described below), plus taxes. The price during this period under the Chevron contract is approximately 110% (or $1.88 per MCF on December 31, 1997) of the price of gas under the Marathon contract (described below), plus taxes.

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

Marathon

Chugach entered into a requirements contract with Marathon in September 1988 for an initial commitment of 215 BCF. The contract expires December 31, 2015 or, if earlier, the date on which Marathon has delivered to Chugach a volume of gas in total which equals or exceeds the total volume of gas that Marathon is required to sell and deliver to Chugach under the agreement. The base price for gas under the Marathon contract is $1.35 per MCF, adjusted quarterly to reflect the percentage change between the preceding twelve-month period and a base period in the average prices of West Texas Intermediate Crude Oil (a benchmark of the Light Sweet Crude Oil Futures Index), the Producer Price Index for natural gas, and the Consumer Price Index for heating fuel oil. The price on December 31, 1997, exclusive of taxes was $1.71 per MCF.

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

COMPLIANCE WITH ENVIRONMENTAL STANDARDS

Chugach's operations are subject to certain Federal, State and local environmental laws which Chugach monitors to ensure compliance. The costs associated with environmental compliance are included as a component of both the operating and capital budget processes. Chugach accrues for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable.

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

The original issuance consisted of bonds in the amount of $52,000,000 due in 2002 bearing interest at 8.08% (Series A 2002 Bonds) and bonds in the amount of $262,000,000 due in 2022 and bearing interest at 9.14% (Series A 2022 Bonds). Interest is payable semiannually on March 15 and September 15. The Series A 2002 Bonds are subject to annual sinking fund redemption at 100% of the principal amount thereof that commenced March 15, 1993. The Series A 2022 Bonds are subject to annual sinking fund redemption at 100% of the principal amount thereof commencing March 15, 2003. The Series A 2002 Bonds are not subject to optional redemption. The Series A 2022 Bonds are redeemable at the option of Chugach on any interest payment date at an initial redemption price of 109.14% of the principal amount thereof declining ratably to par on March 15, 2012. The Indenture prohibits outstanding short-term indebtedness (other than trade payables) in excess of 15% of Chugach's net utility plant and limits certain cash investments to specific securities. Chugach has reacquired $44,295,000 of the Series A 2022 bonds since December 1995 leaving a remaining balance of $217,705,000 at December 31, 1997.

Chugach has negotiated a supplemental indenture (Third Supplemental Indenture of Trust) with CoBank which previously allowed up to $80 million in future bond financing. Recently Chugach finalized an amendment to the Third Supplemental Indenture of Trust (Seventh Supplemental Indenture of Trust) that eliminates the maximum aggregate amount of bonds the company may issue under the agreement. At December 31, 1997, Chugach had bonds in the amount of $71.4 million outstanding under this financing arrangement. The balance is comprised of a $1.4 million bond (CoBank 1) that carries an interest rate of 8.95% maturing in 2002, a $10 million bond (CoBank 2) priced at 7.76% due in 2005, a $21.5 million bond (CoBank 3), currently priced at 6.65% (repriced periodically), a $23.5 million bond (CoBank 4) currently priced at 6.65% (also repriced periodically), and a $15 million bond (CoBank 5) currently priced at 6.65% (also repriced periodically) due in 2002, 2007 and 2012. Principal payments on the CoBank 3 and 4 bonds commence in 2003 and continue through 2022. Additionally, Chugach has negotiated a similar supplemental indenture (Fifth Supplemental Indenture of Trust) with National Rural Utilities Cooperative Finance Corporation (NRUCFC) for $80 million. At December 31, 1997 there were no amounts outstanding under this financing arrangement.

                               Item 2 - Properties

SYSTEM ASSETS

General

Chugach has 501.4 MW of installed capacity consisting of 15 generating units at four power plants. These include 365.6 MW of operating capacity at Beluga on the west side of Cook Inlet; 70.0 MW of power at Bernice Lake on the Kenai Peninsula; 48.6 MW of power at International Station in Anchorage; and 17.2 MW at Cooper Lake, which is also on the Kenai Peninsula. Chugach also has 11.7 MW of capacity from the two Eklutna hydroelectric plant generating units owned jointly with MEA and ML&P. In addition to its own generation, Chugach purchases power from the 90 MW Bradley Lake hydroelectric project owned by the Alaska Energy Authority (AEA) through Alaska Industrial Development and Export Authority (AIDEA). Bradley Lake is operated by Homer and dispatched by Chugach. The Beluga, Bernice Lake and International facilities are all fueled by natural gas. Chugach owns its offices and headquarters, located adjacent to its International Station in Anchorage, in fee simple. Warehouse space for some generation, transmission and distribution inventory (including a small amount of office space) is leased from an independent party not directly affiliated with Chugach.

Generation Assets

Chugach owns the land and improvements comprising its generating facilities at Beluga and International. It also owns all improvements comprising its generating plant at Bernice Lake, that is located on land originally leased from Chevron Oil Company now owned by Homer, and its generating plant at Cooper Lake, that is located on federal land pursuant to a major project license (Federal License) granted to Chugach by the Federal Power Commission in 1957. The Bernice Lake ground lease expires in 2011 and the Federal License for the Cooper Lake facility expires in 2007. The management of Chugach has no reason to believe that it will not be able to renew the Federal License or the Bernice Lake ground lease if desirable.

In 1997, Chugach acquired a partial interest in the Eklutna Hydroelectric Project. The plant is located on federal land pursuant to a United States Bureau of Land Management (BLM) right-of-way grant issued October in 1997.

The following table lists specifics of the generating facilities of Chugach:

                                                                   Commercial
           Facility       Type of Fuel    Rated Capacity (1)     Operation Date
           --------       ------------    ------------------    ---------------

Beluga Power Plant:

            Unit 1         Natural Gas           15.7                1968

            Unit 2         Natural Gas           15.7                1968

            Unit 3         Natural Gas           64.7                1972

            Unit 5         Natural Gas           66.5                1975

            Unit 6         Natural Gas           74.0                1975

            Unit 7         Natural Gas           74.0                1978

            Unit 8          Steam (2)            55.0                1981
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
                                                -----

                                                 48.6


Cooper Lake
Hydroelectric Plant:

            Unit 1        Hydroelectric           8.6                1960

            Unit 2        Hydroelectric           8.6                1960
                                                -----

Eklutna Hydroelectric                            17.2
Plant (4):

            Unit 1        Hydroelectric           5.8                1955

            Unit 2        Hydroelectric           5.9                1955
                                                 ----

                                                 11.7

Total units        17                           513.1
                   --                           -----




(1)  Capacity rating in MW at 30 degrees Fahrenheit.
(2)  Steam  turbine-powered   generator  with  heat  provided  by  exhaust  from
     natural-gas fueled Units 6 and 7 (combined-cycle).
(3)  Beluga Unit 4 and Bernice Lake Unit 1 were retired during 1994.
(4) The Eklutna Hydroelectric Plant is jointly owned by Chugach, MEA and ML&P. The capacity shown is Chugach's 30% share of the plant's maximum output.

Transmission and Distribution Assets

As of December 31, 1997, Chugach's transmission and distribution assets included 40 substations and 402 miles of transmission lines, 931 miles of overhead distribution lines and 640 miles of underground distribution line. Chugach owns the land on which 21 of its substations are located and a portion of the right-of-way connecting its Beluga plant to Anchorage. In the 1997 Eklutna acquisition, Chugach also acquired a partial interest in two substations and additional transmission facilities.

Many substations and a substantial number of Chugach's transmission and distribution rights-of-way are the subject of federal or state permits and licenses. Under the Federal License and a permit from the United States Forest Service, Chugach operates its Quartz Creek transmission substation, substations at Hope, Summit Lake and Daves Creek, and transmission lines over all federal lands between Cooper Lake on the Kenai Peninsula and Anchorage. Long-term permits from the Alaska Division of Lands and the Alaska Railroad Corporation govern much of the rest of Chugach's transmission system outside the Anchorage area. Within the Anchorage area, Chugach operates its University Substation and several major transmission lines pursuant to long-term rights-of-way grants from the BLM, and transmission and distribution lines have been constructed across privately-owned lands pursuant to easements across public rights-of-way and waterways pursuant to authority granted by the appropriate governmental entity.

Title

Substantially all of the properties and assets of Chugach, including generation, transmission and distribution properties, but excluding all excepted property, are pledged to secure repayment of the Series A Bonds and all other bonds that may be issued under the Indenture. The Indenture defines excepted property to include, among other things, cash on hand, instruments and certain securities (other than those required to be deposited with the Trustee under the terms of the Indenture), patents and transportation equipment (including vehicles, vessels and barges), leases for an original term of less than five years, certain non-assignable permits, licenses and contractual rights, property located outside the State of Alaska and not used in connection with Chugach's generation, transmission and distribution system and other property in which a security interest cannot legally be perfected. The lien of the Indenture is subject to certain permitted encumbrances that the Indenture defines to include certain identified restrictions, exceptions, reservations, conditions and limitations existing on the date of the Indenture, reservations in U.S. patents, nondelinquent or contested tax liens, local easements, leases and reservations and liens for nondelinquent rent or wages. The lien of the Indenture is also subject to the lien in favor of the Trustee to recover amounts owing to the Trustee under the Indenture.

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

Chugach operates its Bernice Lake facility on lands originally leased from Chevron Oil Company (fee interest now owned by Homer) pursuant to a lease that is scheduled to expire in 2011. Chugach also operates several terminal connection sites and a substation under long-term or renewable leases from the State of Alaska and private parties. In addition, as discussed above, a substantial number of Chugach's transmission and distribution rights-of-way, and several distribution substations, are the subject of federal or state permits and easements.

Under the Alaska Cooperative Act, Chugach is given the power of eminent domain for the purpose and in the manner provided by Alaska condemnation laws for acquiring private property for public use.

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

The length of the agreement is fifty years from the date of commercialization or when the revenue bond principal is repaid, whichever is the longer. Chugach believes that, under a worst-case scenario, it could be faced with annual expenditures of approximately $4.6 million as a result of its Bradley Lake take-or-pay obligations. Chugach believes that this expense would be recoverable through the fuel surcharge ratemaking process. The share of debt service for which the Association is responsible is approximately $47,000,000 plus interest.

In December 1997, $59,485,000 of the Power Revenue Bonds, Third Series and $47,710,000 of the Power Revenue Bonds, Fourth Series were refinanced under a forward refunding arrangement. The true interest cost of the new bonds decreased to 5.611% for the Third Series bonds and 6.06% for the Fourth Series bonds from 7.295% and 7.235%, respectively. This refunding produced a net present value saving to the participating utilities of approximately $8,500,000. The Association's share of these savings will be approximately $1,600,000.

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

Eklutna. Chugach purchased a 30% undivided interest in the Eklutna Hydroelectric Project from the United States. MEA purchased a 17% undivided interest in the Eklutna Project. The power MEA purchases from Eklutna is pooled with Chugach's purchases and sold back to MEA to be used in meeting MEA's overall power requirements. ML&P purchased the remaining 53% undivided interest in the Eklutna Project. Transfer of ownership occurred on October 2, 1997 in accordance with the Transition Plan. Chugach believes that the cost of power from the Eklutna Project will be less than it would have been under continued Federal ownership.

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

Although the Partial Consent Decree did not settle Chugach's or the other private PRPs' liability for Future Costs, the Partial Consent Decree binds the Federal PRPs and the Alaska Railroad to pay an aggregate share of 64% of Future Costs. Chugach and the five other private PRPs have reached a separate settlement to divide the remaining 36% of Future Costs among themselves. Under that settlement, Chugach's percentage share of liability for Future Costs will equal 14.89%. The private PRPs' agreement to perform remedial design and remedial action (RD/RA) at the Site is memorialized in a new Consent Decree (RD/RA Decree) that was entered by the Federal District Court in January 1998. The RD/RA Decree contains the scope of work for the RD/RA as well as settlement terms, including EPA's covenant not to sue Chugach and the other private PRPs for Future Costs once the RD/RA is completed.

The estimate of Future Costs of RD/RA at the Site, as determined by Chugach's consultants based on cost estimates contained in the FS report, ranges from $5,231,200 to $6,619,800. The RD/RA Decree contains a cost estimate, as determined by EPA and including a 50% cost overrun contingency, of $8,400,000. Chugach's share of these estimated RD/RA expenses would range from approximately $778,926 to $1,250,760. Based on recent bid documents for the remedial action, it seems unlikely that the RD/RA will cost as much as EPA's high-end estimate. These amounts are only estimates, however, and cannot be definitively known until the RD/RA work at the Site is completed in late 1998 or 1999.

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

Based on the above estimates, the total amount that may be owed by Chugach under the RD/RA Decree ranges from approximately $892,182 to $1,364,016. These amounts, particularly the projected EPA oversight costs, are only estimates and are subject to change, although, in light of recent bid documents, Chugach does not anticipate that the costs will reach the high-end estimate. In addition, the RD/RA Decree contains reservation of rights allowing EPA to seek further response actions and payments from the PRPs under certain circumstances, including for costs associated with alleged natural resource damages and no prediction can be made whether EPA will request activities through its reservation of rights under the RD/RA Decree.


Four of Chugach's insurance carriers have been paying, under a reservation of rights, Chugach's costs of defense for the Site. The carriers reserved their rights regarding indemnification of Chugach for response costs. In February 1998, Chugach reached an agreement in principle with these four insurance carriers pursuant to which the carriers will pay the majority of Chugach's costs relating to the Site, including all Past Costs and Future Costs. This settlement preserves Chugach's potential claim for natural resource damages and is anticipated to result in Chugach paying no more that $500,000 for all Site costs. Management believes that the latter amount would be fully recoverable in rates and therefore would have no impact on Chugach's financial condition or results of operations.

          Item 4 - Submission of Matters to a Vote of Security Holders

                                 Not Applicable

                                     PART II

                        Item 5 - Market for Registrant's
                  Common Equity and Related Stockholder Matters

                                 Not Applicable

                        Item 6 - Selected Financial Data

The following tables present selected historical information relating to financial condition and results of operations over the past five years:

Balance Sheet Data .......       1997           1996           1995            1994            1993
                             ------------   ------------   ------------   -------------    ------------

Plant net:
   In service ............   $393,228,853   $400,052,837   $391,200,269   $ 390,969,561    $382,804,772


   Construction work in
     progress ............     24,664,395     19,826,957     27,068,964      22,795,657      27,698,289
                             ------------   ------------   ------------   -------------    ------------

      Electric plant, net     417,893,248    419,879,794    418,269,233     413,765,218     410,503,061

   Other assets ..........     67,674,051     62,608,636     66,521,090      65,559,620      65,816,373
                             ------------   ------------   ------------   -------------    ------------

      Total assets .......   $485,567,299   $482,488,430   $484,790,323   $ 479,324,838    $476,319,434
                             ------------   ------------   ------------   -------------    ------------



Capitalization:
   Long-term debt ........    312,006,501    307,905,847    305,641,703     303,675,870     308,869,343

   Capital leases ........           --             --             --           131,582         261,991

   Equities and margins ..    109,119,697    104,477,942     99,230,550      94,579,059      84,089,720
                             ------------   ------------   ------------   -------------    ------------

      Total capitalization   $421,126,198   $412,383,789   $404,872,253   $ 398,386,511    $393,221,054
                             ------------   ------------   ------------   -------------    ------------


Summary Operations Data

Operating revenues .......    143,947,730    134,876,668    129,379,308     130,912,171     122,159,761

Operating expenses .......    113,070,990    100,913,804     95,920,361      90,151,993      90,346,001

Interest expense .........     26,661,510     27,052,186     27,207,648      27,508,928      27,544,280

Amortization of gain on
  refinancing ............      1,577,149      1,703,136      2,150,476       1,926,212       1,948,394
                             ------------   ------------   ------------   -------------    ------------

     Net operating margins      5,792,379      8,613,814      8,401,775      15,177,462       6,217,874

Nonoperating margins .....      1,762,018      1,217,557        604,418        (249,028)        795,378
                             ------------   ------------   ------------   -------------    ------------

     Assignable margins ..   $  7,554,397   $  9,831,371   $  9,006,193   $  14,928,434    $  7,013,252
                             ------------   ------------   ------------   -------------    ------------


                  Item 7 - Management's Discussion and Analysis
                of Financial Condition and Results of Operations


The statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that relate to future plans, events or performance, including statements relating to collection of fuel surcharges, natural gas prices and development of the competitive marketplace, are forward-looking statements which involve risk and uncertainties including, but not limited to, actions of the APUC, competitive pressures, factors that affect natural gas prices and other risks identified in the Chugach Securities and Exchange Commission filings. Actual results, events or performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Association undertakes no obligation to publicly release any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Revenues

Operating revenues include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues. In 1997, operating revenues were approximately 6.7% higher than 1996. This increase was largely attributable to higher sales to retail and two of the wholesale customer classes. Higher fuel costs also contributed to the increase since fuel and purchased power costs are passed directly to customers through a fuel and purchased power adjustment factor. See further discussion under Fuel Surcharge. Retail demand and energy rates did not change in 1997 while demand and energy rates charged to MEA decreased slightly. Demand and energy rates to Homer and Seward did not change. In 1996 operating revenues were approximately 4.2% higher than 1995. This increase was largely attributable to higher sales to all three customer classes. Demand and energy rate increases (on an interim-refundable basis) to both of the wholesale customer classes contributed to the rise in revenues. Retail demand and energy rates did not change in 1996. Higher fuel costs also contributed to the increase. Revenues and power sold were as follows for the years ended December 31:

                 Year               MWh sold          Operating revenues

                 1997               2,269,453            $143,947,730

                 1996               2,215,842             134,876,668

                 1995               2,136,599             129,379,308


Chugach makes economy sales primarily to GVEA. These sales commenced in 1988 and have contributed to Chugach's growth in operating revenues. Chugach does not take such economy sales into consideration in its long-range resource planning process because these sales are non-firm sales that depend on GVEA's need for additional power and Chugach's available generating capacity at the time. In 1997, economy sales to GVEA constituted approximately 5.5% of Chugach's sales revenues.

The impact of inflation on Chugach's revenues falls into two rate categories as follows:

     Fuel Surcharge

     Fuel and purchased power costs are passed directly to Chugach's wholesale and retail customers through a fuel and purchased power adjustment factor (fuel surcharge). Changes in these costs due to inflation or other market conditions are passed directly to Chugach's retail and wholesale customers, which results in either a direct increase or decrease to Chugach's system revenues. The fuel adjustment factor is currently approved on a quarterly basis by the APUC. There are no limitations on surcharge rate changes. Increases in Chugach's fuel and purchased power costs result in increased revenues while decreases in costs result in lower revenues. Revenue from the fuel adjustment charge normally does not impact margins.

     In 1997, Chugach experienced higher than anticipated fuel and purchased power costs that were considered unusual and transitory in nature. In an effort to maintain overall price stability, Chugach requested and was granted a waiver by the APUC to leave fuel surcharge rates at the computed second quarter 1997 level through the fourth quarter 1997. Further, Chugach elected to forego collection of approximately $3,500,000 of fuel and purchased power costs (representing the cumulative uncollected fuel surcharge through May 1997).

     Routine quarterly adjustments have resumed and fuel surcharge rates increased effective January 1998. Undercollected fuel and purchased power costs for June through December 1997 will be recovered throughout 1998 under a plan approved by the APUC.

     In 1988, Chugach began making economy energy sales at a price that contemplated the future cost of the gas used to generate such energy. The APUC authorized Chugach to establish a fund whereby 80% of the margins earned from these sales would be used to mitigate the rate impact when natural gas prices increased in accordance with the fuel contracts which occurred in June 1996.

     The margins in this fund, known as the rate stabilization fund, were returned to Chugach's ratepayers over a 12-month period in the form of a credit to the fuel adjustment factor. The process was completed in May 1997.

     Chugach suspended accruals to the submarine cable reserve in 1995 pursuant to an agreement with the wholesale customers. The balance of the reserve has been returned to ratepayers via a credit to the fuel adjustment factor over a period of 15 months, ending in March 1997.

     Simplified Rate Filing

     Since 1989 operating and maintenance costs and other nonfuel and purchased power costs have been recouped through a Simplified Rate Filing (SRF) process that enabled Chugach to raise its electric prices up to 8% over a cumulative twelve-month period or up to 20% over a cumulative thirty-six month period, subject to APUC approval. Chugach's annual rate changes, excluding fuel adjustments, for retail and wholesale classes for the years 1995 through 1997 were as follows:

                            1997        1996       1995
                            ----        ----       ----

           Retail           0.00%       0.00%     (4.92%)

           Wholesale:
               Homer        0.00%       5.32%     (9.52%)
               MEA         (0.80%)      2.46%     (7.39%)
               Seward       0.00%       2.46%     (7.37%)


     In August 1996, the Board of Directors approved a petition to the Alaska Public Utilities (APUC) to withdraw from the SRF process. This petition was submitted to the APUC as part of Docket U-96-37, which was opened to resolve rate disputes with Chugach's wholesale customers. Interim-refundable rates for wholesale customers were ordered pending resolution of the docket. In February 1997, the APUC approved a Settlement Agreement between Chugach and its wholesale customers resolving issues in the docket and establishing permanent rates. As part of the APUC order, the Association was required to file Cost of Service and Revenue Requirement Studies. These studies were filed in March 1997. As part of the Settlement Agreement, the wholesale customers agreed not to oppose Chugach's
     withdrawal  from  SRF.  The  APUC  orders  have  not  addressed   Chugach's
     withdrawal from SRF but Chugach anticipates approval of its petition. Future rate changes will be applied for through general rate case and other normal APUC procedures. At December 31, 1997, Docket U-96-37 had not been closed. A provision for a wholesale rate refund of $980,389 was recorded at December 31, 1997 to accommodate certain rate adjustment clauses contained in the Settlement Agreement.

Expenses

Chugach's operating expenses for the years ended December 31, 1997, 1996 and 1995 were as follows:


                           Year       Operating expenses

                           1997          $113,070,990

                           1996           100,913,804

                           1995            95,920,361


Operating expenses for 1997 were 12.0% higher than 1996. Operating expenses for 1996 were 5.2% higher than 1995. The reasons for the significant operating expense variances follow:

     Year ended December 31, 1997 compared to the year ended December 31, 1996

     Production expense increased in 1997 over 1996. Higher fuel prices and higher fuel consumption (due to the increase in kWh sales) were the major causes of this increase. As previously reported, Chugach has completed the transition to Period 2 under the long-term fuel supply contracts and fuel costs now result from market-based prices (See Fuel Supply in Item 1).

     Purchased power expense increased in 1997 over 1996. This was substantially due to the system operating scenario throughout 1997 wherein Chugach purchased power from AEG&T's Soldotna 1 plant to ensure system reliability on the Kenai Peninsula.

     Consumer accounts expense decreased in 1997 from 1996. The majority of this decrease was due to a lower level of common information services costs being allocated to this function.

     Other interest expense decreased in 1997 from 1996. This was caused by a lower average outstanding balance on the short-term lines of credit throughout the year.

     Year ended December 31, 1996 compared to the year ended December 31, 1995

     Chugach experienced a 17.5% increase in production costs in 1996 over 1995. This rise is due mostly to higher fuel prices and higher fuel consumption associated with the increase in kWh sales. As previously reported, Chugach had completed the transition into Period 2 under the long-term fuel supply contracts (see Fuel Supply in Item 1). Fuel costs result from market-based prices instead of the lower prices from Period 1 (old Beluga gas) as outlined in the contracts.

     Distribution expense decreased by 12.2% in 1996 from the same period in 1995. This
                                       23
     decrease was caused mostly by lower levels of line maintenance expense resulting from a decrease in distribution right-of-way clearing activities. The focus of these clearing activities was on distribution lines in 1995 and transmission lines in 1996.

     Depreciation expense again increased in 1996 over 1995. This was the combined result of a higher plant in service balance as well as the completion of a depreciation rate phase-in plan approved by the APUC. Transmission plant depreciation rates for submarine cables were implemented in 1994, while revised depreciation rates for the remainder of transmission, distribution and general plant were implemented in 1995. Implementation of the revised generation plant depreciation rates took place in January 1996. These rates were obtained from an original depreciation study that included plant asset account activity through December 31, 1990. The APUC required that Chugach file an update to the 1990 study. This update, for plant asset account balances as of December 31, 1994 was submitted to the APUC although Chugach did not request a change in depreciation rates. The study has again been updated for plant asset account balances at December 31, 1995. Chugach submitted the new depreciation rates from the latest update to the study to the APUC for implementation effective January 1, 1998.

     Other interest expense was higher during 1996 than in 1995. This was due to a higher average outstanding balance on the short-term lines of credit. The line of credit was used to fund the reacquisitions of some of Chugach's Series A, 2022 bonds during 1996. Several draws were subsequently converted to long-term bonds under the Third Supplemental Indenture (CoBank 3 and 4).

     Interest charged to construction decreased in 1996 due mostly to a lower construction work in progress balance during the period.

Margins

Chugach's assignable margins for the years ended December 31, 1997, 1996 and 1995 were as follows:

 Period   Net operating margins    Nonoperating margins   Assignable margins

  1997        $  5,792,379              $ 1,762,018           $ 7,554,397

  1996        $  8,613,814              $ 1,217,557           $ 9,831,371

  1995        $  8,401,775              $   604,418           $ 9,006,193


Nonoperating margins increased in 1997 over 1996. This increase was caused mostly by a gain recorded on the sale of a generator hot gas case that had been held in inventory.

Nonoperating margins increased in 1996 over 1995 primarily because of the write-off of a failed submarine cable and other property in 1995. No similar events took place in 1996. Additionally, more capital credits were received in 1996 than 1995. This increase was due mostly to the higher level of borrowing from CoBank (capital credits received are based on patronage).

Patronage Capital (Equity)

Chugach's patronage capital and total equity have shown steady growth, both in dollars and as a percentage of capitalization. The following table summarizes Chugach's patronage capital and total equity position since 1995:


                                               1997           1996          1995
                                           ------------   ------------   -----------

Patronage capital at beginning of year .   $100,685,517   $ 95,421,358   $91,079,686

Retirement of capital credits and estate
   payments ............................      3,439,822      4,567,212     4,664,521

Assignable margins .....................      7,554,397      9,831,371     9,006,193
                                           ------------   ------------   -----------

Patronage capital at end of year .......    104,800,092    100,685,517    95,421,358

Other equity ...........................      4,319,605      3,792,425     3,809,192
                                           ------------   ------------   -----------

                Total equity ...........   $109,119,697   $104,477,942   $99,230,550
                                           ------------   ------------   -----------



The Indenture includes a covenant restricting the distribution of patronage capital to members. Chugach cannot distribute patronage capital to members if 1) an event of default exists or 2) the aggregate amount of patronage capital distribution exceeds the sum of $7,000,000 plus 35 percent of the aggregate assignable margins earned after December 31, 1990.

Times Interest Earned Ratio (TIER)

Alaska electric cooperatives generally set rates on the basis of TIER. TIER is determined by dividing the sum of assignable margins plus long-term interest expense (excluding capitalized interest) by long-term interest expense. Beginning in 1989, Chugach's Board of Directors approved an Equity Management
Plan that established a schedule for building Chugach's equity. Since then Chugach has managed its business with a view toward achieving a TIER of 1.25 or greater. Chugach's achieved TIERs for the past five years were as follows:

                                   Period               TIER

                                    1997                1.30
                                    1996                1.39
                                    1995                1.34
                                    1994                1.58
                                    1993                1.27

The Indenture requires Chugach to establish rates reasonably expected to yield margins for interest (MFI) equal to at least 1.20 times total interest expense
(I), where margins for interest are defined as net margins plus interest charges and accruals for federal income and other taxes imposed on income after deduction of interest charges for such period, provided that the amount of nonoperating margins included in assignable margins shall not exceed 50% of assignable margins. Chugach's achieved MFI/I for the past five years are not materially different from the TIER calculations shown above.

The Indenture requires that Chugach achieve such a 1.20 ratio for any 12 consecutive month period of the last 18 months before issuing additional Bonds (other than additional Bonds issued based on deposited cash and, under certain circumstances, retirement of Bonds).

MATERIAL CHANGES IN FINANCIAL CONDITION

Chugach maintained a stable asset base from 1996 to 1997. Notable changes among the components include: a decrease in restricted cash (margins from economy energy sales or rate stabilization fund) caused by the return of these funds to the ratepayers (through the fuel surcharge mechanism); a decrease in restricted construction funds due to the reimbursement of general fund cash for construction expenditures incurred; and an increase in accounts receivable caused in large part by the remaining uncollected fuel surcharge balance as well as additional uncollected reimbursements from the Standard Steel matter.

Chugach reacquired an additional $5 million of its Series A 2022 bonds during 1997. Also, a $15 million bond (CoBank 5) was issued under the CoBank Supplemental Indenture. These activities represent the major change in long-term obligations during 1997.

Notable changes to other liabilities include: a lower balance outstanding on the short-term lines of credit due to an adequate liquidity position at year-end; an increase in accounts payable largely due to the timing of payments to contractors; a lower balance in other liabilities caused by the return of both the rate stabilization and submarine cable reserve funds during 1997; and the decrease in deferred credits resulting from the annual amortization of the original refinancing gain.

LIQUIDITY AND CAPITAL RESOURCES

Chugach  satisfies  its  operational  and  capital  cash  requirements   through
internally generated funds, a $50 million line of credit with the NRUCFC and a $35 million line of credit with CoBank.

At December 31, 1997, no balance was outstanding on the NRUCFC line. The NRUCFC line of credit expires October 14, 2002. At December 31, 1997, no amount was outstanding on the CoBank line. The CoBank line of credit expires August 1, 1998, but carries an annual automatic renewal clause.

Chugach's capital improvement requirements are based on long-range plans and other supporting studies and are executed through a five-year construction work plan.

Five-year work plans are fully developed and updated every year. Shown below is an estimate of capital expenditures for the years 1998 through 2002:


                     1998                       $28.0 million

                     1999                       $40.0 million

                     2000                       $48.2 million

                     2001                       $30.1 million

                     2002                       $22.5 million


     Following is a five-year summary of anticipated capital credit retirements:



        Year ending             Wholesale        Retail           Total

           1998               $ 1,533,000     $ 2,146,000     $ 3,679,000

           1999                         0       1,975,000       1,975,000

           2000                         0       1,308,000       1,308,000

           2001                         0       1,497,000       1,497,000

           2002                         0       1,672,000       1,672,000

     Chugach's outstanding long-term obligations and maturity at December 31, 1997 are as follows:



First mortgage bonds of 8.08% maturing in 2002 and 9.14% maturing in 2022, with interest payable semiannually March 15 and September 15:
                                                                      8.08%  $ 28,848,000

                                                                      9.14%   217,705,000

CoBank 8.95% bond maturing in 2002,
  with interest payable monthly ..........................................      1,352,847

CoBank 7.76% bond maturing in 2005,
  with interest payable monthly ..........................................     10,000,000

CoBank 6.65% (variable rate, repriced
monthly) bonds maturing 2022, with
interest payable monthly .................................................     45,000,000

CoBank 6.65% (variable rate repriced
monthly) bonds maturing in 2002, 2007
and 2012 with interest payable monthly ...................................     15,000,000

Capital lease for computer equipment at
  an interest rate of 9.10% with monthly
  payments of approximately
  $1,700 through July 1998 ...............................................         14,166
                                                                             ------------

      Total long-term obligations ........................................    317,920,013

Less current installments ................................................      5,913,512

      Long-term obligations, excluding
        current installments .............................................   $312,006,501
                                                                             ------------

               Sinking Fund            Principal maturities
               requirements

Year ending        First             CoBank
December 31    mortgage bonds     mortgage bonds   Capital leases        Total

   1998         $  5,643,000       $    256,346          $14,166    $  5,913,512

   1999            5,809,000            279,802                -       6,088,802

   2000            6,067,000            305,405                -       6,372,405

   2001            6,097,000            333,350                -       6,430,350

   2002            5,232,000          5,177,944                -      10,409,944

Thereafter       217,705,000         65,000,000                -     282,705,000
                ------------         ----------        ---------     -----------

               $ 246,553,000       $ 71,352,847        $  14,166   $ 317,920,013
                ------------         ----------          -------     -----------




On September 19, 1991, Chugach issued $314 million of First Mortgage Bonds, 1991 Series A Bonds, for purposes of repaying existing debt to the FFB and the REA. Pursuant to Section 311 of the Rural Electrification Act, Chugach was permitted to prepay the REA debt at a discounted rate of approximately 9%, resulting in a discount of approximately $45 million. The gain on prepayment was deferred at December 31, 1991 because Chugach expected to pass the benefit of the gain through to ratepayers prospectively in the form of lower rates. In April 1992, Chugach received formal approval from the APUC to defer the gain and amortize it into income over the life of the bonds. Annual amortization for 1997 was $1.6 million. Annual amortization for 1996 was $1.7 million and for 1995 was $2.2 million.

Chugach has negotiated a supplemental indenture (Third Supplemental Indenture of Trust) with CoBank which previously allowed up to $80 million in future bond financing. Recently Chugach finalized an amendment to the Third Supplemental Indenture of Trust (Seventh Supplemental Indenture of Trust) that eliminates the maximum aggregate amount of bonds the company may issue under the agreement. At December 31, 1997, Chugach had bonds in the amount of $71.4 million outstanding under this financing arrangement. The balance is comprised of a $1.4 million bond (CoBank 1) that carries an interest rate of 8.95% maturing in 2002, a $10 million bond (CoBank 2) priced at 7.76% due in 2005, a $21.5 million bond (CoBank 3), currently priced at 6.65% (repriced periodically), a $23.5 million bond (CoBank 4) currently priced at 6.65% (also repriced periodically), and a $15 million bond (CoBank 5) currently priced at 6.65% (also repriced periodically) due in 2002, 2007 and 2012. Principal payments on the CoBank 3 and 4 bonds commence in 2003 and continue through 2022. Additionally, Chugach has negotiated a similar supplemental indenture (Fifth Supplemental Indenture of Trust) with NRUCFC for $80 million. At December 31, 1997 there were no amounts outstanding under this financing arrangement.

Chugach management expects that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 1998 and thereafter.

YEAR 2000

Chugach has considered the impact of Year 2000 issues on its computer systems and applications and developed a remediation plan. Chugach's consideration included not only financial information systems, but applications in operational areas and the impact of interaction with suppliers, customers and vendors where appropriate. Conversion activities are in process and the Association expects conversion and testing to be completed by April 1999. Expenditures in 1997 for the Year 2000 project amounted to approximately $1.7 million and the Association expects that completion of the project will result in additional expenditures of approximately $2.9 million.

ENVIRONMENTAL MATTERS

Compliance with Environmental Standards

Chugach's operations are subject to certain Federal, State and local environmental laws which Chugach monitors to ensure compliance. The costs associated with environmental compliance are included as a component of both the operating and capital budget processes. Chugach accrues for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable.

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

Although the Partial Consent Decree did not settle Chugach's or the other private PRPs' liability for Future Costs, the Partial Consent Decree binds the Federal PRPs and the Alaska Railroad to pay an aggregate share of 64% of Future Costs. Chugach and the five other private PRPs have reached a separate settlement to divide the remaining 36% of Future Costs among themselves. Under that settlement, Chugach's percentage share of liability for Future Costs will equal 14.89%. The private PRPs' agreement to perform remedial design and remedial action (RD/RA) at the Site is memorialized in a new Consent Decree (RD/RA Decree) that was entered by the Federal District Court in January 1998. The RD/RA Decree contains the scope of work for the RD/RA as well as settlement terms, including EPA's covenant not to sue Chugach and the other private PRPs for Future Costs once the RD/RA is completed.

The estimate of Future Costs of RD/RA at the Site, as determined by Chugach's consultants
                                       30
based on cost estimates contained in the FS report, ranges from $5,231,200 to $6,619,800. The RD/RA Decree contains a cost estimate, as determined by EPA and including a 50% cost overrun contingency, of $8,400,000. Chugach's share of these estimated RD/RA expenses would range from approximately $778,926 to $1,250,760. Based on recent bid documents for the remedial action, it seems unlikely that the RD/RA will cost as much as EPA's high-end estimate. These amounts are only estimates, however, and cannot be definitively known until the RD/RA work at the Site is completed in late 1998 or 1999.

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

Based on the above estimates, the total amount that may be owed by Chugach under the RD/RA Decree ranges from approximately $892,182 to $1,364,016. These amounts, particularly the projected EPA oversight costs, are only estimates and are subject to change, although, in light of recent bid documents, Chugach does not anticipate that the costs will reach the high-end estimate. In addition, the RD/RA Decree contains reservation of rights allowing EPA to seek further response actions and payments from the PRPs under certain circumstances, including for costs associated with alleged natural resource damages and no prediction can be made whether EPA will request activities through its reservation of rights under the RD/RA Decree.

Four of Chugach's insurance carriers have been paying, under a reservation of rights, Chugach's costs of defense for the Site. The carriers reserved their rights regarding indemnification of Chugach for response costs. In February 1998, Chugach reached an agreement in principle with these four insurance carriers pursuant to which the carriers will pay the majority of Chugach's costs relating to the Site, including all Past Costs and Future Costs. This settlement preserves Chugach's potential claim for natural resource damages and is anticipated to result in Chugach paying no more that $500,000 for all Site costs. Management believes that the latter amount would be fully recoverable in rates and therefore would have no impact on Chugach's financial condition or results of operations.

OUTLOOK

Nationwide, the electric utility industry is entering a period of unprecedented competition. Electric utilities in Alaska will not be immune from these competitive forces. Chugach has taken several steps to be more effectively positioned to meet the challenge of a competitive market for electricity.

Chugach participates in national benchmarking projects to improve system operations. Recent
                                       31
studies have focused on mailroom operations, remittance processing, new service connections, system reliability and power production. As a result of these studies, Chugach has been able to make these processes more efficient which has led to lower costs. The Association is committed to continue reviewing all areas of its operations and to serve its customers in a way that maintains high reliability while containing the cost of electricity.

In addition to participation in benchmarking studies, Chugach has also implemented strategic alliances in the purchasing and warehousing areas. These alliances are designed to improve efficiency and thus, contribute to lower operating costs. In 1997, Chugach was able to lower inventory unit costs, increase inventory turns and decrease project cost by furnishing materials to contractors as a direct result of these strategic alliances. Chugach will continue to explore other areas for strategic alliance opportunities.

During 1997, Chugach adopted a new strategic plan. In this plan, priority issues were identified that are critical to the company's success. In addition, key result area targets were developed that will track the most important measures of Chugach's performance. As the operating environment changes, the strategic plan will continue to be adapted and further developed to reflect the new market conditions.

Chugach has been extensively involved in the effort to introduce customer choice for electric service in Anchorage. After several customers in a neighboring utility's service area formally asked Chugach to provide their electric power, Chugach requested access over the other utility's distribution and transmission system and asked the APUC to enforce the request. At this time, the APUC has not ruled on this request and it is not possible to predict their decision.

Chugach has been active at the State legislative level in support of the customer's right to choose their electric power supplier. Virtually all Alaskan utilities have opposed Chugach's efforts to develop competition and are active in attempting to create exclusive service territories. At this time, however, no bill relating to customer choice has moved out of committee. Thus, it is not possible to predict the outcome of this legislative process.

Chugach has also made organizational changes in preparation for competition. Recognizing that the new marketplace will probably be "unbundled" along the functional lines of generation, transmission and distribution, and retail services, Chugach's new organizational structure reflects these functions. Chugach now operates with three divisions: Finance and Energy Supply,
Transmission and Distribution Network Services and Retail Services. This structure will better allow Chugach to compete in the rapidly changing electric utility industry. In addition, Chugach has formed a Marketing Department, continues to operate its Key Account program for larger customers and continues to develop new services to enhance existing customer's satisfaction.

Chugach has three collective bargaining agreements with the IBEW that are currently open for negotiation. Although each of the contracts has an expiration date of January 31, 1998, the parties have agreed that the contracts shall continue in effect until new contracts are put in place. If the parties cannot agree on the terms of new agreements, all outstanding issues will be decided through interest arbitration. The Union cannot strike and Chugach cannot lockout under the continuing agreement.

              Item 8 - Financial Statements and Supplementary Data

                           December 31, 1997 and 1996





                          Independent Auditors' Report



The Board of Directors
Chugach Electric Association, Inc.:

We have audited the accompanying balance sheets of Chugach Electric Association, Inc. as of December 31, 1997 and 1996, and the related statements of revenues, expenses and patronage capital and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Association's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chugach Electric Association, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.





Anchorage, Alaska                     /s/ KPMG Peat Marwick LLP
February 20, 1998

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets
                           December 31, 1997 and 1996


                            Assets                    1997           1996
                                                  ------------   ------------

Utility plant (notes 2, 13 and 14):

     Electric plant in service ................   $625,365,803   $615,464,060


     Construction work in progress ............     24,664,395     19,826,957
                                                  ------------   ------------

                                                   650,030,198    635,291,017

     Less accumulated depreciation ............    232,136,950    215,411,223
                                                  ------------   ------------

                       Net utility plant ......    417,893,248    419,879,794
                                                  ------------   ------------

Other property and investments, at cost:

     Nonutility property ......................          3,550          3,550

     Investments in associated organizations
        (note 3) ..............................      7,864,271      7,647,189


     Restricted cash - margins from Economy
        Energy Sales, all repurchase agreements           --        1,599,239
                                                  ------------   ------------

                                                     7,867,821      9,249,978
                                                  ------------   ------------

Current assets:

     Cash and cash equivalents, including
        repurchase agreements of $6,351,291 in
        1997 and $6,216,073 in 1996 ...........      5,224,529      5,419,819



     Cash - restricted construction funds .....        364,778      1,371,386

     Special deposits .........................        151,703         89,232

     Accounts receivable, less provision for
        doubtful accounts of $368,029 in 1997
        and $367,085 in 1996 ..................     23,999,138     15,369,883


     Materials and supplies, at average cost ..     15,619,085     16,187,592

     Prepayments ..............................        558,371        694,257

     Other current assets .....................        305,415        294,380
                                                  ------------   ------------

                     Total current assets .....     46,223,019     39,426,549
                                                  ------------   ------------

Deferred charges (notes 9 and 15) .............     13,583,211     13,932,109
                                                  ------------   ------------

                                                  $485,567,299   $482,488,430
                                                  ------------   ------------




See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                            Balance Sheets, Continued
                           December 31, 1997 and 1996


                           Liabilities                1997           1996
                                                  ------------   ------------

Equities and margins (note 11):

     Memberships .................................$    861,543   $    812,748

     Patronage capital (note 4) .................. 104,800,092    100,685,517

     Other (note 5) ..............................   3,458,062      2,979,677
                                                  ------------   ------------

                                                   109,119,697    104,477,942
                                                  ------------   ------------

Long-term obligations,
excluding current installments (notes 6, 7 and 11)

     First mortgage bonds payable ................ 240,910,000    251,553,000

     National Bank for Cooperatives bonds
      payable ....................................  71,096,501     56,352,847
                                                  ------------   ------------

                                                   312,006,501    307,905,847
                                                  ------------   ------------

Current liabilities:

     Notes payable (note 6) ......................        --        2,750,000

     Current installments of long-term debt and
        capital leases (notes 6, 7 and 11) .......   5,913,512      5,971,752


     Accounts payable ............................   7,038,234      5,178,161

     Consumer deposits ...........................   1,038,241      1,066,906

     Accrued interest ............................   6,904,335      7,076,388

     Salaries, wages and benefits ................   3,655,101      3,583,422

     Fuel ........................................   6,611,415      6,047,574

     Other (note 15) .............................   3,300,310      5,012,191
                                                  ------------   ------------

                    Total current liabilities ....  34,461,148     36,686,394
                                                  ------------   ------------

Deferred credits (note 12) .......................  29,979,953     33,418,247
                                                  ------------   ------------

                                                  $485,567,299   $482,488,430
                                                  ------------   ------------



See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                 Statements of Revenues, Expenses and Patronage
                   Capital Years ended December 31, 1997, 1996
                                    and 1995


                                             1997             1996             1995
                                         -------------    -------------    -------------

Operating revenues ...................   $ 143,947,730    $ 134,876,668    $ 129,379,308
                                         -------------    -------------    -------------


Operating expenses:

     Production ......................      45,879,337       37,066,444       31,533,567

     Purchased power .................      14,033,282       10,024,483       10,136,623

     Transmission ....................       3,378,540        3,667,039        3,460,823

     Distribution ....................       8,640,443        8,789,683       10,008,020

     Consumer accounts ...............       4,955,838        6,978,856        7,089,847

     Administrative, general and other      15,071,966       13,713,690       14,395,125

     Depreciation ....................      21,111,584       20,673,609       19,296,356
                                         -------------    -------------    -------------

             Total operating expenses      113,070,990      100,913,804       95,920,361
                                         -------------    -------------    -------------


Interest:

     On long-term debt ...............      24,942,281       25,029,257       25,559,725

     Charged to construction - credit         (629,764)        (616,090)      (1,114,928)

     On short-term debt ..............         771,844          935,883          612,375
                                         -------------    -------------    -------------

             Net interest ............      25,084,361       25,349,050       25,057,172
                                         -------------    -------------    -------------

             Net operating margins ...       5,792,379        8,613,814        8,401,775

Nonoperating margins:

     Interest income .................         632,191          695,699          730,041

     Other ...........................         520,414          566,908          351,586

     Property gain (loss) ............         609,413          (45,050)        (477,209)
                                         -------------    -------------    -------------

            Assignable margins .......       7,554,397        9,831,371        9,006,193

Patronage capital at beginning of year     100,685,517       95,421,358       91,079,686

Retirement of capital credits and
   estate payments (note 4) ..........      (3,439,822)      (4,567,212)      (4,664,521)
                                         -------------    -------------    -------------

Patronage capital at end of year .....   $ 104,800,092    $ 100,685,517    $  95,421,358
                                         -------------    -------------    -------------






See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                            Statements of Cash Flows
                  Years ended December 31, 1997, 1996 and 1995

                                                                                       1997            1996            1995
                                                                                   ------------    ------------    ------------

Cash flows from operating activities:
     Assignable margins ........................................................   $  7,554,397    $  9,831,371    $  9,006,193
                                                                                   ------------    ------------    ------------

Adjustments to reconcile  assignable  margins to net cash  provided by operating activities:
     Depreciation and amortization .............................................     23,532,263      23,221,162      21,846,611

     Capitalized interest ......................................................       (799,999)       (809,302)     (1,354,273)

     Property (gains) losses and obsolete inventory write-off ..................       (609,413)         45,050         477,434

     Other .....................................................................       (241,317)       (265,643)        343,806

     Changes in assets and liabilities:
        (Increase) decrease in assets:
          Special deposits .....................................................        (62,471)          8,557         (44,332)

          Accounts receivable ..................................................     (8,629,254)      1,738,940      (3,492,435)

          Notes receivable .....................................................           --              --             2,533

          Prepayments ..........................................................        135,886         (19,140)        194,790

          Materials and supplies, net ..........................................        568,507       2,311,191       1,527,094

          Deferred charges .....................................................     (2,299,547)     (4,581,795)     (2,222,963)

          Other ................................................................        (11,035)        117,829         (14,740)

       Increase (decrease) in liabilities:
          Accounts payable .....................................................      1,860,074      (1,481,316)      3,125,594

          Accrued interest .....................................................       (172,052)       (976,398)       (136,434)

          Deferred credits .....................................................       (755,366)     (8,023,874)     (3,274,768)

          Consumer deposits, net ...............................................        (28,665)        (52,150)        (73,789)

          Other ................................................................     (1,076,365)      5,956,463         389,099
                                                                                   ------------    ------------    ------------

               Total adjustments ...............................................     11,411,246      17,189,574      17,293,227
                                                                                   ------------    ------------    ------------

               Net cash provided by operating
                 activities ....................................................     18,965,643      27,020,945      26,299,420
                                                                                   ------------    ------------    ------------

Cash flows from investing activities:
     Extension and replacement of plant ........................................    (17,487,859)    (20,605,093)    (22,058,887)

     Decrease in investments in associated organizations .......................         24,235         132,261         267,393
                                                                                   ------------    ------------    ------------

               Net cash (used) in investing activities .........................    (17,463,624)    (20,472,832)    (21,791,494)
                                                                                   ------------    ------------    ------------

Cash flows from financing activities:

     Transfer of restricted construction funds .................................      1,006,608      (1,371,386)           --

     Net increase (decrease) in notes payable ..................................     (2,750,000)     (5,250,000)        500,000

     Proceeds from long-term debt ..............................................     15,000,000      45,000,000      10,000,000

     Repayments of long-term debt ..............................................    (10,957,586)    (42,429,853)     (8,312,527)

     Memberships and donations received (refunded) .............................        527,179         (16,768)        309,821

     Retirement of patronage capital ...........................................     (3,439,822)     (4,567,212)     (4,664,521)

     Increase in (refunds) and transfers of consumer advances
       for construction ........................................................     (1,083,688)      1,627,442      (1,309,828)
                                                                                   ------------    ------------    ------------

               Net cash used by financing
                  activities ...................................................     (1,697,309)     (7,007,777)     (3,477,055)
                                                                                   ------------    ------------    ------------

               Net increase (decrease) in cash and cash
                  equivalents ..................................................       (195,290)       (459,664)      1,030,871

Cash and cash equivalents at beginning of year .................................      5,419,819       5,879,483       4,848,612
                                                                                   ------------    ------------    ------------

Cash and cash equivalents at end of year .......................................   $  5,224,529    $  5,419,819    $  5,879,483
                                                                                   ------------    ------------    ------------



Supplemental disclosure of cash flow information - .............................   $ 25,256,413    $ 26,325,449    $ 25,193,606
                                                                                   ------------    ------------    ------------
   interest expense paid, net of amounts capitalized


See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                          Notes to Financial Statements

                           December 31, 1997 and 1996


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

       Management Estimates

       In preparing the financial statements, management of the Association is required to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the reporting period. Actual results could differ from those estimates.

       Summary of Significant Accounting Policies

       Regulation

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

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


       to  each  member on the basis  of  patronage.   This  patronage  capital
       constitutes the principal equity of the Association.

       In July 1997, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) reached a consensus on EITF 97-4 "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and No 101." This issue discusses when an enterprise should stop applying FAS No. 71 to the separable portion of its business whose product or service pricing is being deregulated and how a company should account for its stranded costs after it has discontinued the application of FAS No. 71. It also provides guidance with respect to the evaluation of regulatory assets and liabilities and concluded that these items should be determined on the basis of where in the business the regulated cash flows to realize and settle them will be derived. The Association's current method of accounting is consistent with the EITF.

       The Association performs an annual evaluation of the requirements of SFAS 71 and related exposures.

       Reclassifications

       Certain reclassifications have been made to the 1995 and 1996 financial statements to conform to the 1997 presentation.

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

       The Association implemented Statement of Financial Accounting Standards No.121, Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of in 1996. There was no material impact on the financial statements.

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

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


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

       During 1988 the Association commenced some sales of energy at a price which contemplates the future replacement cost of the gas used to generate such energy, referred to as Economy Energy Sales. Pursuant to an order by the APUC, 80% of the margins from Economy Energy Sales is deferred to mitigate future gas price increases. Return of these deferred margins, plus accrued interest earnings, to ratepayers began in June 1996, when the transition from lower priced natural gas to higher priced natural gas occurred. These margins were returned, over a twelve month period, in the form of a credit to the Fuel Cost Recovery Adjustment
       (FCRA) factor.

       In 1997, Chugach experienced higher than anticipated fuel and purchased power costs that were considered unusual and transitory in nature. In an effort to maintain overall price stability, Chugach requested and was granted a waiver by the APUC to leave fuel surcharge rates at the computed second quarter 1997 level through the fourth quarter 1997. Further, Chugach elected to forego collection of approximately $3,500,000 of fuel and purchased power costs (representing cumulative uncollected fuel surcharge through May 1997).

       Routine quarterly adjustments have resumed and fuel surcharge rates increased effective January 1998. June through December 1997 undercollected fuel and purchased power costs will be recovered throughout 1998 under a plan approved by the APUC.

       In August 1996, the Board of Directors approved a petition to the Alaska Public Utilities Commission (APUC) to withdraw from the Simplified Rate Filing (SRF) process. This petition was submitted to the APUC as part of Docket U-96-37, which was opened to resolve rate disputes with Chugach's wholesale customers. Interim-refundable rates for wholesale customers were ordered pending resolution of the docket. In February 1997, the APUC approved a Settlement Agreement between Chugach and its wholesale customers resolving issues in the docket and establishing permanent rates. As part of the APUC order, the Association was required to file Cost of Service and Revenue Requirement Studies. These studies were filed in March 1997. As part of the Settlement Agreement, the wholesale customers agreed not to oppose Chugach's withdrawal from SRF. The APUC orders have not addressed Chugach's withdrawal from SRF but Chugach anticipates approval of its petition. Future rate changes will be applied for through general rate case and other normal APUC procedures. At December 31, 1997,

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


       Docket U-96-37 had not been closed. A provision for a wholesale rate refund of $980,389 was recorded at December 31, 1997 to accommodate certain rate adjustment clauses contained in the Settlement Agreement.

       Investments in Associated Organizations

       Investments in associated organizations represent capital requirements as part of financing arrangements.

       The Association has the intent and ability to hold these investments to maturity, and accordingly has elected to account for them at cost under SFAS 115.

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

       Depreciation and Amortization

       Depreciation and amortization rates have been applied on a straight-line basis and at December 31, 1997 are as follows:

                                        Rate (%)

Steam production plant                2.68  -   2.95

Hydraulic production plant            1.33  -   2.24

Other production plant                3.46  -   7.07

Transmission plant                    1.85  -   5.00

Distribution plant                    2.10  -   6.67

General plant                         2.22  -  25.00

Other                                 1.88  -   2.75



       In 1994, the first phase of a three part phase-in of new depreciation rates occurred as APUC approved rates for submarine cables (Transmission plant) were implemented. The impact of utilization of these new depreciation rates on the financial statements was not material. In 1995, the balance of Transmission plant, all of Distribution plant and

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


       General plant rates were implemented. In 1996, new Generation plant depreciation rates were implemented.

       In 1997 an update of the Depreciation Study was completed utilizing Electric Plant in Service balances as of December 31, 1995. Depreciation rates developed in that Study will be implemented in January, 1998. No phase-in of rates is required by the APUC.

       Capitalized Interest

       Allowance for funds used during construction and interest charged to construction - credit are the estimated costs during the period of construction of equity and borrowed funds used for construction purposes. The Association capitalized such funds at the average rate (adjusted monthly) of 8.3% during 1997, 8.6% during 1996 and 8.2% during 1995.

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

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


       Environmental Remediation Costs

       The Association accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Estimates of future costs for environmental remediation obligations are not discounted to their present value.

2)     Utility Plant Summary

       Major classes of electric plant as of December 31 are as follows:

                                                 1997           1996
                                             ------------   ------------

Electric plant in service:
   Steam production plant ................   $ 60,392,869   $ 60,392,869

   Hydraulic production plant ............      8,798,695      8,798,695

   Other production plant ................    108,067,665    107,278,076

   Transmission plant ....................    191,960,788    189,961,660

   Distribution plant ....................    151,076,058    144,939,571

   General plant .........................     62,575,576     61,174,312

   Unclassified electric plant in service      35,941,017     37,533,642

   Equipment under capital lease .........         56,323        674,323

   Other .................................      6,496,812      4,710,912
                                             ------------   ------------

       Total electric plant in service ...    625,365,803    615,464,060

Construction work in progress ............     24,664,395     19,826,957
                                             ------------   ------------

       Total electric plant in service and
         construction work in progress ...   $650,030,198   $635,291,017
                                             ------------   ------------



       Depreciation of unclassified  electric plant in service has been included
       in  functional  plant  depreciation   accounts  in  accordance  with  the
       anticipated eventual classification of the plant investment.

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


(3)    Investments in Associated Organizations

       Investments in associated organizations include the following at December 31:

                                                         1997           1996
                                                         ----           ----

      National Rural Utilities Cooperative Finance
        Corporation (NRUCFC)                           $ 6,095,980  $ 6,095,980

      National Bank for Cooperatives (CoBank)            1,565,097    1,352,010

      NRUCFC capital term certificates                      32,300       29,120

      Other                                                170,894      170,079
                                                         ---------    ---------

                                                       $ 7,864,271  $ 7,647,189
                                                         ---------    ---------



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

(4)    Patronage Capital

       The Association has approved an Equity Management Plan which established in general, a ten-year (for wholesale customers) and twenty-year (for retail customers) capital credit retirement of patronage capital, based on the members' proportionate contribution to Association assignable margins. At December 31, 1997, out of the total of $104,800,092 patronage capital, the Association had assigned $97,245,695 of such patronage capital (net of capital credit retirements). Approval of actual capital credit retirements is at the discretion of the Association's Board of Directors. In November 1996, the Board of Directors approved the retirement of $1,868,785 of retail capital credits representing 50 percent of the 1983 retail patronage. In December 1996, the Board of Directors authorized the retirement of $2,135,078 of wholesale capital credits from 1986 resulting in an authorized 1996 distribution of $4,003,863. A special return of wholesale capital credits in the amount of $392,136 was authorized by the Board of Directors under the terms of APUC Docket U-92-10. In December 1997, the Board of Directors authorized the retirement of $1,859,730 of retail capital credits representing the remaining 1983 patronage capital. The Board of Directors also authorized the retirement of 1987 wholesale capital credits in the amount of $1,205,510 in December 1997. A special

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


       wholesale capital credit retirement of $88,818, representing wholesale margins from 1985, was authorized in December 1997.

       Following  is  a  five-year   summary  of   anticipated   capital  credit
       retirements:


         Year ending        Wholesale          Retail           Total

            1998          $ 1,533,000       $ 2,146,000     $ 3,679,000

            1999                    0         1,975,000       1,975,000

            2000                    0         1,308,000       1,308,000

            2001                    0         1,497,000       1,497,000

            2002                    0         1,672,000       1,672,000






(5)    Other Equities


       A summary of other equities at December 31 follows:

                                                        1997            1996
                                                        ----            ----

          Nonoperating margins, prior to 1967     $     23,625   $      23,625

          Donated capital                              186,199         183,580

          Unredeemed capital credit retirement       3,248,238       2,772,472
                                                    ----------      ----------

                                                  $  3,458,062    $  2,979,677
                                                    ----------      ----------

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


(6)    Long-term Obligations

       Long-term obligations at December 31 are as follows:

                                                                                 1997           1996
                                                                             ------------   ------------

First mortgage bonds of 8.08% maturing in 2002 and 9.14% maturing in 2022, with interest payable semiannually March 15 and September 15:
                                                                      8.08%  $ 28,848,000   $ 34,554,000

                                                                      9.14%   217,705,000    222,705,000

CoBank 8.95% bond maturing in 2002,
  with interest payable monthly ..........................................      1,352,847      1,587,703

CoBank 7.76% bond maturing in 2005,
  with interest payable monthly ..........................................     10,000,000     10,000,000

CoBank 6.65% (variable rate, repriced
monthly) bonds maturing 2022, with
interest payable monthly .................................................     45,000,000     45,000,000

CoBank 6.65% (variable rate repriced
monthly) bonds maturing in 2002, 2007
and 2012 with interest payable monthly ...................................     15,000,000           --

Capital lease for computer equipment at
  an interest rate of 9.10% with monthly
  payments of approximately
  $1,700 through July 1998 ...............................................         14,166         30,896
                                                                             ------------   ------------

      Total long-term obligations ........................................    317,920,013    313,877,599

Less current installments ................................................      5,913,512      5,971,752
                                                                             ------------   ------------

      Long-term obligations, excluding
        current installments .............................................   $312,006,501   $307,905,847
                                                                             ------------   ------------






       Substantially all assets are pledged as collateral for the long-term obligations.

       Under provisions of its financing arrangements with CoBank (Third Supplemental Indenture of Trust, as amended by the Seventh Supplemental Indenture of Trust), there is no limit on the maximum aggregate amount of bonds which may be issued. Chugach has also negotiated a supplemental indenture with NRUCFC (Fifth Supplemental Indenture of Trust) for $80 million, with no amounts outstanding at December 31, 1997.

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


       Maturities of Long-term Obligations

       Long-term obligations at December 31, 1997 mature as follows:


                 Sinking Fund          Principal maturities
                 requirements

 Year ending        First            CoBank
 December 31    mortgage bonds    mortgage bonds   Capital leases       Total

    1998        $  5,643,000     $    256,346          $14,166     $  5,913,512

    1999           5,809,000          279,802                -        6,088,802

    2000           6,067,000          305,405                -        6,372,405

    2001           6,097,000          333,350                -        6,430,350

    2002           5,232,000        5,177,944                -       10,409,944

 Thereafter      217,705,000       65,000,000                -      282,705,000
                ------------       ----------        ---------      -----------

               $ 246,553,000     $ 71,352,847        $  14,166    $ 317,920,013
                ------------       ----------          -------      -----------




       Lines of Credit

       The Association had an annual line of credit of $35,000,000 in 1997 and 1996 available with CoBank. The CoBank line of credit expires August 1, 1998 but carries an annual automatic renewal clause. At December 31, 1997 and 1996, there was no outstanding balance on this line of credit. In addition, the Association had an annual line of credit of $50,000,000 available at December 31, 1997 and 1996 with NRUCFC. At December 31, 1997 there was no outstanding balance on this line of credit. At December 31, 1996, $2,750,000 was outstanding at an interest rate of 6.35%. The NRUCFC line of credit expires October 14, 2002.

       Refinancing

       On September 19, 1991, Chugach issued $314,000,000 of First Mortgage Bonds, 1991 Series A (Bonds), for purposes of repaying existing debt to the Federal Financing Bank and the Rural Electrification Administration (now Rural Utilities Services). Pursuant to Section 311 of the Rural Electrification Act, Chugach was permitted to prepay the REA debt at a discounted rate of approximately 9%, resulting in a discount of approximately $45,000,000 (note 12).

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


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

       In June 1996, Chugach reacquired $20,000,000 of the Series A 2022 Bonds at a premium of 109.3750. Total transaction costs, including accrued interest and premium was $22,347,233.

       In September 1996, Chugach reacquired $1,200,000 of the Series A 2022 Bonds at a premium of 108.5280. Total transaction cost, including accrued interest and premium, was $1,356,567.

       In April 1997, Chugach reacquired $5,000,000 of the Series A 2022 Bonds at a premium of 109.7500. Total transaction cost, including accrued interest and premium, was $5,510,350.

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


(7)    Fair Value of Financial Instruments

       The estimated fair values (in thousands) of the long-term obligations included in the financial statements at December 31 are as follows:


                                                 1997               1996
                                                 ----               ----

                                          Carrying    Fair    Carrying   Fair
                                            Value     Value    Value     Value

       Long-term obligations
       (including current installments)   $317,920  $352,755  $313,878 $348,273


       Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.

(8)    Employee Benefits

       Pension benefits for substantially all employees are provided through the Alaska Electrical Trust and Alaska Hotel, Restaurant and Camp Employees Health and Welfare Trust Funds (union employees) and the National Rural Electric Cooperative Association (NRECA) Retirement and Security Program (nonunion employees). The Association makes annual contributions to the plans equal to the amounts accrued for pension expense. For the union plans, the Association pays a contractual hourly amount per union employee which is based on total plan costs for all employees of all employers participating in the plan. In these master, multiple-employer plans, the accumulated benefits and plan assets are not determined or allocated separately to the individual employer. Pension costs for union plans were approximately $1,810,000 in 1997, $1,889,000 in 1996 and
       $1,860,000 in 1995. For several years, NRECA did not require contributions to the plan; consequently, no pension cost was incurred. In 1995 the moratorium was in effect from May through December. From January through April 1995, a total of $484,000 was contributed to the NRECA plan. In 1996 the moratorium was in effect from January through September. From October through December 1996, $266,000 was contributed to the NRECA plan. In 1997 approximately $601,000 was contributed to the NRECA plan as the moratorium was not in effect.

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


(9)    Deferred Charges

       Deferred charges consisted of the following at December 31:

                                                      1997          1996
                                                      ----          ----

  Debt issuance and reacquisition costs          $  4,006,295  $  4,220,403

  Refurbishment of transmission equipment             280,864       290,123

  Computer software and conversion                  5,596,222     4,702,932

  Studies                                           1,162,416     1,021,820

  Fuel supply negotiations                            415,042       437,758

  Major overhaul of steam generating unit             837,517     1,042,624

  Other (note 15)                                   1,284,855     2,216,449
                                                   ----------    ----------

                                                 $ 13,583,211  $ 13,932,109
                                                   ----------    ----------



(10)   Income Taxes

       The Association is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code.

(11)   Return of Capital

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

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


(12)   Deferred Credits

       Deferred credits at December 31 consisted of the following:

                                                        1997            1996
                                                        ----            ----

  Regulatory liability - unamortized gain on
     reacquired debt                               $ 27,477,114    $ 29,726,201

  Refundable consumer advances for
     construction                                     1,821,002       2,904,690

  Estimated initial installation costs for
     transformers and meters                            364,941         470,460

  Post retirement benefit obligation                    255,700         255,700

  Other                                                  61,196          61,196
                                                    -----------     -----------

                                                  $  29,979,953   $  33,418,247
                                                    -----------     -----------




       In conjunction with the refinancing described in note 6, the Association recognized a gain of approximately $45,000,000. The APUC permitted the Association to flow through the gain to consumers in the form of reduced rates over a period equal to the life of the bonds using the effective interest method; consequently, the gain has been deferred for financial reporting purposes as required by SFAS 71. Amortization of the deferred gain of approximately $1,700,000 was recorded in 1997. Approximately, $2,000,000 of the deferred gain was amortized annually in 1996 and 1995.

(13)   Bradley Lake Hydroelectric Project

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

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


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

       In December 1997, $59,485,000 of the Power Revenue Bonds, Third Series and $47,710,000 of the Power Revenue Bonds, Fourth Series were refinanced under a forward refunding arrangement. The true interest cost of the new bonds decreased to 5.611% for the Third Series bonds and 6.06% for the Fourth Series bonds from 7.295% and 7.235%, respectively. This refunding produced a Net Present Value saving to the participating utilities of approximately $8,500,000. The Association's share of these savings will be approximately $1,600,000.

       The following represents information with respect to Bradley Lake at June 30, 1997 (the most recent date for which information is available). The Association's share of expenses were $3,981,624 in 1997, $3,957,930 in 1996 and $4,100,154 in 1995 and are included in purchased power in the accompanying financial statements.

       Other   electric   plant  in  service  of   $6,496,812   represents   the
       Association's share of a Bradley Lake transmission line financed internally and the Association's share of the Eklutna Hydroelectric Project, purchased in 1997.


                                                              Proportionate
                                           Total                  share

          Plant in service            $  306,792,274         $  93,264,851

          Accumulated depreciation       (39,645,544)          (12,052,245)

          Interest expense                11,107,824             3,337,779



(14)   Eklutna Hydroelectric Project

       During October 1997, the ownership of the Eklutna Hydroelectric Project formally transferred from the Alaska Power Administration to the participating utilities. This group consists of the Association along with Matanuska Electric Association (MEA) and Municipal Light and Power (ML&P).

       Other electric plant in service includes $1,785,900 representing the Association's share of the Eklutna Hydroelectric Plant. This balance will be amortized over the estimated life

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


       of the facility. During the transition phase and after the transfer of ownership, Chugach, MEA and ML&P have jointly operated the facility. Each participant contributes their proportionate share for operations and maintenance costs. Under net billing arrangements, Chugach then reimburses MEA for their share of the costs. Prior to the transfer of ownership, these costs were recorded as purchased power expenses; after the transfer these costs were recorded as power production expenses.

(15)   Commitments and Contingencies
       Construction

       The Association is engaged in a continuous construction program. Management estimates that approximately $28,000,000 will be spent on the construction program in 1998, including approximately $4,100,000 due to use of Smaller Retirement Unit accounting methodology for generation unit major overhauls.

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

       Although the Partial Consent Decree did not settle Chugach's or the other private PRPs' liability for Future Costs, the Partial Consent Decree binds the Federal PRPs and the Alaska Railroad to pay an aggregate share of 64% of Future Costs. Chugach and the five other private PRPs have reached a separate settlement to divide the remaining 36% of Future Costs among themselves. Under that settlement, Chugach's percentage share of

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


       liability for Future Costs will equal 14.89%. The private PRPs' agreement to perform remedial design and remedial action (RD/RA) at the Site is memorialized in a new Consent Decree (RD/RA Decree) that was entered by the Federal District Court in January 1998. The RD/RA Decree contains the scope of work for the RD/RA as well as settlement terms, including EPA's covenant not to sue Chugach and the other private PRPs for Future Costs once the RD/RA is completed.

       The estimate of Future Costs of RD/RA at the Site, as determined by Chugach's consultants based on cost estimates contained in the FS report, ranges from $5,231,200 to $6,619,800. The RD/RA Decree contains a cost estimate, as determined by EPA and including a 50% cost overrun contingency, of $8,400,000. Chugach's share of these estimated RD/RA expenses would range from approximately $778,926 to $1,250,760. Based on recent bid documents for the remedial action, it seems unlikely that the RD/RA will cost as much as EPA's high-end estimate. These amounts are only estimates, however, and cannot be definitively known until the RD/RA work at the Site is completed in late 1998 or 1999.

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

       Based on the above estimates, the total amount that may be owed by Chugach under the RD/RA Decree ranges from approximately $892,182 to $1,364,016. These amounts, particularly the projected EPA oversight costs, are only estimates and are subject to change, although, in light of recent bid documents, Chugach does not anticipate that the costs will reach the high-end estimate. In addition, the RD/RA Decree contains reservation of rights allowing EPA to seek further response actions and payments from the PRPs under certain circumstances, including for costs associated with alleged natural resource damages and no prediction can be made whether EPA will request activities through its reservation of rights under the RD/RA Decree.

       Four of Chugach's insurance carriers have been paying, under a reservation of rights, Chugach's costs of defense for the Site. The carriers reserved their rights regarding indemnification of Chugach for response costs. In February 1998, Chugach reached an agreement in principle with these four insurance carriers pursuant to which the carriers

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


       will pay the majority of Chugach's costs relating to the Site, including all Past Costs and Future Costs. This settlement preserves Chugach's potential claim for natural resource damages and is anticipated to result in Chugach paying no more that $500,000 for all Site costs. Management believes that the latter amount would be fully recoverable in rates and therefore would have no impact on Chugach's financial condition or results of operations.

       Regulatory Cost Charge

       In 1992 the State of Alaska Legislature passed legislation authorizing the Department of Revenue to collect a regulatory cost charge from utilities in order to fund the APUC. The tax is assessed on all retail consumers and is based on kilowatt hour (kWh) consumption. The Regulatory Cost Charge has decreased since its inception (November 1992) from an initial rate of $.000626 per kWh to the current rate of $.000280, effective January 1, 1998.

                   Item 9 - Changes in and Disagreements with
               Accountants on Accounting and Financial Disclosure

                                      None

                                    PART III

          Item 10 - Directors and Executive Officers of the Registrant

MANAGEMENT

Executives

Chugach operates under the direction of a Board of Directors that is elected at large by its membership. Day-to-day business and affairs are administered by the General Manager. Chugach's seven-member Board of Directors sets policy and provides direction to the General Manager. The following table sets forth certain information with respect to the executive management of Chugach:


Name                              Age         Position held

Eugene N. Bjornstad               60          General Manager

Lee D. Thibert                    42          Executive Manager, Transmission &
                                              Distribution Network Services

Evan J. Griffith, Jr.             56          Executive Manager, Finance &
                                              Energy Supply

William R. Stewart                51          Executive Manager, Retail Services


Eugene N. Bjornstad was appointed General Manager of Chugach June 22, 1994. Prior to that he served as Acting General Manager from March 28, 1994 until his permanent appointment. He joined Chugach in 1983 and served as Executive Manager, Operating Divisions from 1988 to 1994.

Lee D. Thibert, in a reorganization on June 1, 1997, was appointed Executive Manager, Transmission and Distribution Network Services. Prior to that he was Executive Manager, Operating Divisions from June of 1994. Before moving up to the Executive Manager position, he served as Director of Operations from June 1987.

Evan J. Griffith, Jr. was Executive Manager, Finance and Planning of Chugach from August 1989 to June 1997. In the June 1, 1997 reorganization he assumed the position of Executive Manager, Finance and Energy Supply. Prior to coming to Chugach, he was Budget/Program Analyst for the Anchorage Municipal Assembly from August 1984 to August 1989.

William R. Stewart was Executive Manager, Administration of Chugach from July 1987 to June 1, 1997 when he assumed the duty as Executive Manager, Retail Services in a reorganization of functions. He was Division Director of Administration of Chugach from January 1984 to July 1987 and Staff Assistant to the General Manager of Chugach from November 1982 to January 1984. He has been employed at Chugach since 1969.

Board of Directors

Pat Jasper - President. Pat Jasper, 68, is a small business owner and has been a computer programmer and systems analyst. She was originally elected to the Board in April 1995 to fill a one-year term, and served as Secretary to April 1996. She was re-elected in April 1996 and served as Vice President until April 1997 when she became President.

Ed Granger - Vice President. Ed Granger, 63, is a retired professional engineer working in real estate. He was elected to the board in 1991. He resigned in March 1994, one month before his first term expired. He was reappointed to the Board to fill the remaining term of another resigned director in June 1995 and was re-elected in April 1996. He became Vice President in April 1997.

Christopher Birch - Secretary. Chris Birch, 47, is a professional engineer employed by the Alaska Department of Transportation and Public Facilities. He was appointed to the Board to fill a vacated seat in October 1996 and was elected to that seat in April 1997.

Mary Minder - Treasurer. Mary Minder, 58, was elected to the Board in April 1995 and served as Treasurer until April 1996 when she became Secretary. In April 1997, she was again elected Treasurer. Ms. Minder is a realtor and associate real estate broker.

Elizabeth Page "Pat" Kennedy - Director. Pat Kennedy, 59, was President of Chugach from April 1994 to April 1995. Ms. Kennedy has served on the board since 1993 and was Secretary from April 1993 to April 1994. She is an attorney who has been licensed to practice law since 1976 and has been in private practice since 1990.

Raymond A. "Ray" Kreig - President. Ray Kreig, 51, is president of R.A. Kreig & Associates, a consulting firm specializing in land and site assessment. He is a professional civil engineer and geologist. Mr. Kreig was elected to the board in April 1994 and was President from April 1995 to April 1997.

Bruce Davison - Director. Bruce Davison, 49, was appointed to the Association's Board of Directors in June of 1997. Prior to his appointment, Mr. Davison served two years on the Chugach Electric Association Bylaws Committee. Mr. Davison is a 25-year Alaska resident and a partner in the law firm of Davison & Davison, Inc.

Kathleen A. Weeks - Treasurer. Kathleen Weeks, 51, is an attorney in private practice. Her specialty is divorce, real estate and probate law. She was elected to the Board in April 1995, served as Vice President from that time to April 1996 when she became Treasurer. Ms. Weeks was removed from the Board in June 1997 after the adoption of a bylaw requiring board members to physically reside - not just receive service in - Chugach's traditional service area.


                        Item 11 - Executive Compensation

CASH COMPENSATION

The following table sets forth all remuneration paid by Chugach for the calendar years ended December 31, 1997, 1996 and 1995 with respect to each of the four executive officers of Chugach, all of whose total cash and cash equivalent compensation exceeded $100,000, and for all such executive officers as a group:


      Name               Principal position                 Year       Salary

Eugene N. Bjornstad      General Manager                    1997     $ 164,482

                                                            1996       167,296

                                                            1995       164,924

Lee D. Thibert           Executive Manager,                 1997       125,626
                         Transmission & Distribution
                         Network Services                   1996       118,562

                                                            1995       119,312


Evan J. Griffith, Jr.    Executive Manager, Finance &       1997       126,866
                         Energy Supply
                                                            1996       137,434

                                                            1995       126,378

William R. Stewart       Executive Manager, Retail          1997       142,213
                         Services
                                                            1996       134,393

                                                            1995       129,738


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

Benefit service as of December 31, 1997 taken into account under the Plan for the executive officers is shown below. Base salary for 1997 taken into account under the Plan for purposes of determining final average salary is also included.

                                                      Benefit       Covered
    Name                 Principal Position           Service     Compensation

Eugene N. Bjornstad      General Manager                13.7       $ 156,021

Lee D. Thibert           Executive Manager, T&D          9.7         122,242
                         Network Services

Evan J. Griffith, Jr.    Executive Manager,              7.4         123,968
                         Finance & Energy Supply

William R. Stewart       Executive Manager, Retail      27.9         123,968
                         Services

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

            Item 13 - Certain Relationships and Related Transactions

                                 Not Applicable

                                     PART IV

    Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                         Page

Financial Statements

Included in Part IV of this Report:
       Independent Auditors' Report                                         34
       Balance Sheets, December 31, 1997 and 1996                           35
       Statements of Revenues, Expenses and Patronage Capital,
          Years ended December 31, 1997, 1996 and 1995                      37
       Statements of Cash Flows,
           Years ended December 31, 1997, 1996 and 1995                     38
       Notes to Financial Statements                                     39-56

Financial Statement Schedules

       Included in Part IV of this Report:
       Independent Auditors' Report                                         63
       Schedule II - Valuation and Qualifying Accounts,
          Years ended December 31, 1997, 1996 and 1995                      64


Other schedules are omitted as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

                          Independent Auditors' Report




The Board of Directors
Chugach Electric Association, Inc.:


Under the date of February 20, 1998, we reported on the balance sheets of Chugach Electric Association, Inc. as of December 31, 1997 and 1996 and the related statements of revenues, expenses and patronage capital and cash flows for each of the years in the three-year period ended December 31, 1997 which are included in Part II of the Company's Annual Report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule listed in the index to Item 14 of the Company's 1997 Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.









Anchorage, Alaska                          /s/ KPMG Peat Marwick LLP
February 20, 1998

                                                                    Schedule II


                       CHUGACH ELECTRIC ASSOCIATION, INC.

                        Valuation and Qualifying Accounts



                                Balance at    Charged                  Balance
                                 beginning    to costs                 at end
                                  of year   and expenses  Deductions   of year


Allowance for doubtful accounts:

     Activity for year ended:

        December 31, 1997       $(367,085)   $(618,379)    $617,435  $(368,029)

        December 31, 1996        (436,083)    (566,844)     635,842  $(367,085)

        December 31, 1995        (569,769)    (534,646)     668,332   (436,083)

EXHIBITS

Listed below are the exhibits which are filed as part of this Report:

        Exhibit                       Description                          Page
        Number

         *3.1            Articles of Incorporation of the Registrant

        **3.2            Bylaws of the Registrant (as amended April 30, 1997)

         *4.1            Trust  Indenture,  dated as of September 15, 1991,
                              between the Registrant and Security Pacific Bank Washington, N.A., Trustee (Including forms of bonds)

         *4.2            First Supplemental Indenture of Trust by and among
                              Chugach Electric Association, Inc. and Seattle-First National Bank dated March 17, 1993

         *4.3            Second Supplemental Indenture of Trust by and among
                              Chugach Electric Association, Inc. and Seattle-First National Bank dated May 19, 1994

         *4.4            Third Supplemental Indenture of Trust by and among
                              Chugach Electric Association, Inc. and Seattle-First National Bank

       *4.4.1            Closing  Documents dated November 30, 1994,  First
                              Mortgage Bond, CoBank Series (CoBank-1), Due March
                              15,  2002  pursuant  to  the  Third   Supplemental
                              Indenture of Trust dated June 29, 1994

       *4.4.2            Closing documents dated August 31, 1995 First
                              Mortgage Bond, CoBank Series (CoBank-2), due
                              August 31, 2005 pursuant to the Third
                              Supplemental Indenture of Trust

       *4.4.3            Closing documents dated April 30, 1996 First
                              Mortgage Bond, CoBank Series (CoBank-3), due
                              March 15, 2022 pursuant to the Third
                              Supplemental Indenture of Trust

       *4.4.4            Closing documents dated September 30, 1996 First
                              Mortgage Bond, CoBank Series (CoBank-4), Due
                              June 15, 2022 pursuant to the Third Supplemental Indenture of Trust

         4.4.5           Closing documents dated November 26, 1997 First
                              Mortgage Bond, CoBank Series (CoBank-5), Due
                              June 15, 2012 pursuant to the Third Supplemental
                              Indenture of Trust                             77



        Exhibit
        number                        Description                          Page

          *4.5           Fourth Supplemental Indenture of Trust by and among
                              Chugach Electric Association, Inc. and Seattle-First National Bank dated March 1, 1995

          *4.6           Fifth Supplemental Indenture of Trust by and among
                              Chugach Electric Association, Inc. and Seattle-First National Bank dated September 6, 1995

          *4.7           Sixth Supplemental Indenture of Trust by and among
                              Chugach Electric Association, Inc. and Seattle-First National Bank dated April 3, 1996

        ***4.8           Seventh Supplemental Indenture of Trust by and
                              among Chugach Electric Association, Inc. and
                              Seattle-First National Bank dated June 1, 1997

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

         *10.4.1         First Amendment to Modified Agreement for the Sale
                              and Purchase of Electric Power and Energy dated April 5, 1989 by and among Chugach Electric Association, Inc., Matanuska Electric Association, Inc. and Alaska Electric Generation & Trans-mission Cooperative, Inc.

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

         *10.11          Letter of Understanding between the Registrant and
                              Marathon Oil Company

         *10.12 Agreement for the Sale and Purchase of Natural Gas between the Registrant and Shell Western E&P Inc.

         *10.13          Amendatory Agreement No. 1 to the Agreement for the
                              Sale of Natural Gas between the Registrant and Shell Western E&P Inc.

         *10.14          Amendment No. 2 to the Agreement for the Sale of
                              Natural Gas between the Registrant and Shell
                              Western E&P Inc.

         *10.14.1        Amendment No. 3 to the Agreement for the Sale of
                              Natural Gas between the Registrant and Shell
                              Western E&P Inc.

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

        Exhibit
        number                        Description                          Page

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

        Exhibit
        number                        Description                          Page

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

         *10.33.2        Eklutna Purchase Agreement Amendment No. 2
                              effective June 14, 1993 between Chugach, MEA, ML&P and the Alaska Power Administration

         *10.33.3        Eklutna  Hydroelectric Project Transition Plan, by
                              and among the Registrant; The United States of America d/b/a Alaska Power Administration, a unit of the Department of Energy; the Municipality of Anchorage d/b/a Municipal Light & Power; and Matanuska Electric Association, Inc.

         *10.34          University Substation 1991 Improvements Contract
                              between the Registrant and Alcan Electrical and Engineering, Inc.



        Exhibit
        number                        Description                          Page

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

        Exhibit
        number                        Description                          Page

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

         *10.60          Employment Agreement by and among Chugach
                              Electric Association, Inc. and Eugene N. Bjornstad dated July 6, 1994


        Exhibit
        number                        Description                          Page

         *10.61          United States Department of Energy, Alaska Power
                              Administration, Eklutna Project, Contract No. DE-SC85-95AP10042 for Electric Service to Chugach Electric Association, Inc., Matanuska Electric Association, Inc. and Municipality of Anchorage dba Municipal Light & Power dated December 29, 1994

         *10.62          Hotel  Employees  &  Restaurant   Employees  Union
                              agreement   covering   terms  and   conditions  of
                              employment - Beluga Power Plant Culinary Employees dated the 2nd day of March, 1995

       ***10.63          National Bank for Cooperatives (CoBank) Credit
                              Agreement dated June 22, 1994

       ***10.63.1        Amendment No. 1 to National Bank for Cooperatives
                              (CoBank) Credit Agreement dated June 1, 1997

          10.64          Eklutna Hydroelectric Project Closing Documents
                              dated October 2, 1997                          96

          10.65 Fifty Million Dollar Line of Credit Agreement between Chugach and the National Rural Utilities Cooperative
                         Finance Corporation executed October 22, 1997      215

          12.1           N/A

         *19.0           Administrative Order on Consent for Remedial
                              Investigation/Feasibility Study between Chugach and the United States Environmental Protection Agency dated September 23, 1992

         *19.1           Proposed Partial Consent Decree in Standard Steel
                              Superfund Site matter

         *19.2           Partial Consent Decree in Standard Steel Superfund
                              Site matter

          27             Financial Data Schedule (filed electronically)



  * Previously referred to in the Registrant's Annual Report on Form 10-K dated December 31, 1996.

 ** Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q dated June 30, 1997.

*** Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q dated September 30, 1997.

REPORTS ON FORM 8-K

The Company was not required to file any report on Form 8-K for the year ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1998.



                           CHUGACH ELECTRIC ASSOCIATION, INC.





                           By:        /s/ Eugene N. Bjornstad
                                    Eugene N. Bjornstad, General Manager


                           Date:    March 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated March 30, 1998:

/s/ Eugene N. Bjornstad
-----------------------------------
  Eugene N. Bjornstad                 General Manager
/s/ Lee D. Thibert
-----------------------------------
  Lee D. Thibert                      Executive Manager, T&D Network Services
/s/ Evan J. Griffith, Jr.
-----------------------------------
  Evan J. Griffith, Jr.               Executive Manager, Finance & Energy Supply
/s/ William R. Stewart                      (principal financial officer)
-----------------------------------
  William R. Stewart                  Executive Manager, Retail Services
/s/ Michael R. Cunningham
-----------------------------------
  Michael R. Cunningham               Controller
/s/ Patricia Jasper                         (principal accounting officer)
-----------------------------------
  Patricia Jasper                     President and Director
/s/ Ed Granger                              (principal executive officer)
-----------------------------------
  Ed Granger                          Vice President and Director
/s/ Christopher Birch
-----------------------------------
  Christopher Birch                   Secretary and Director
/s/ Mary Minder
-----------------------------------
  Mary Minder                         Treasurer and Director
/s/ Raymond A. Kreig
-----------------------------------
  Raymond A. Kreig                    Director
/s/ Bruce Davison
-----------------------------------
  Bruce Davison                       Director
/s/ Elizabeth P. Kennedy
-----------------------------------
  Elizabeth P. Kennedy                Director

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not registered securities pursuant to
Section 12, of the Act:

Chugach has not made an Annual Report to securities holders for 1997 and will not make such a report after the filing of this Form 10-K. As a consequence, no copies of any such report will be furnished to the Securities and Exchange Commission.