Form 10-Q
period 1998-03-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 1998-05-15
CIK 878004

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1998
                               ----------------------------------

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

                  CLASS                            OUTSTANDING AT MAY 1, 1998

                  NONE                                      NONE

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                                      INDEX



Part I. Financial Information                                       Page Number


Balance Sheets, March 31, 1998 (Unaudited) and December 31, 1997              3

Statements of Revenues, Expenses and Patronage Capital, Three Months Ended
   March 31, 1998 and 1997  (Unaudited)                                       5

Statements of Cash Flows, Three Months Ended March 31, 1998 and 1997
   (Unaudited)                                                                6

Notes to Financial Statements (Unaudited)                                     7

Management's Discussion and Analysis of Results of Operations and
  Financial Condition (Unaudited)                                             8


Part II.  Other Information                                                  11

Signatures                                                                   13

Exhibits                                                                     14

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets

                                     Assets


                                                   March 31, 1998  December 31, 1997
                                                   --------------  -----------------
                                                    (Unaudited)
Utility plant:

     Electric plant in service ...................   $609,527,484   $625,365,803

     Construction work in progress ...............     23,643,805     24,664,395
                                                     ------------   ------------

                                                      633,171,289    650,030,198

     Less accumulated depreciation ...............    218,693,938    232,136,950
                                                     ------------   ------------

                      Net utility plant ..........    414,477,351    417,893,248
                                                     ------------   ------------

Other property and investments, at cost:

     Nonutility property .........................          3,550          3,550

     Investments in associated organizations .....      8,003,723      7,864,271
                                                     ------------   ------------

                                                        8,007,273      7,867,821
                                                     ------------   ------------

Current assets:

     Cash and cash equivalents ...................      8,785,549      5,224,529

     Cash - restricted construction funds ........        409,954        364,778

     Special deposits ............................         90,264        151,703

     Accounts receivable, net ....................     17,367,447     23,999,138

     Materials and supplies, at average cost .....     15,598,374     15,619,085

     Prepayments .................................      1,519,948        558,371

     Other current assets ........................        410,641        305,415
                                                     ------------   ------------

                    Total current assets .........     44,182,177     46,223,019
                                                     ------------   ------------

Deferred charges .................................     14,674,980     13,583,211
                                                     ------------   ------------

                                                     $481,341,781   $485,567,299
                                                     ------------   ------------







See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets

                            Liabilities and Equities


                                                          March 31, 1998  December 31, 1997
                                                          --------------   ------------
                                                            (Unaudited)
Equities and margins:

     Memberships .........................................  $    871,768   $    861,543

     Patronage capital ...................................   110,529,644    104,800,092

     Other ...............................................     3,454,032      3,458,062
                                                            ------------   ------------

                                                             114,855,444    109,119,697
                                                            ------------   ------------

Long-term obligations, excluding current installments:

     First mortgage bonds payable ........................   235,101,000    240,910,000

     National Bank for Cooperatives bonds
       payable ...........................................    70,959,662     71,096,501
                                                            ------------   ------------

                                                             306,060,662    312,006,501
                                                            ------------   ------------

Current liabilities:

     Notes payable .......................................     8,500,000           --

     Current installments of long-term debt and
       capital leases ....................................     6,078,952      5,913,512

     Accounts payable ....................................     4,774,742      7,038,234

     Consumer deposits ...................................       960,709      1,038,241

     Accrued interest ....................................     1,353,580      6,904,335

     Salaries, wages and benefits ........................     3,683,589      3,655,101

     Fuel ................................................     3,521,187      6,611,415

     Other ...............................................     1,907,882      3,300,310
                                                            ------------   ------------

                   Total current liabilities .............    30,780,641     34,461,148
                                                            ------------   ------------

Deferred credits .........................................    29,645,034     29,979,953
                                                            ------------   ------------

                                                            $481,341,781   $485,567,299
                                                            ------------   ------------



See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.

             Statements of Revenues, Expenses and Patronage Capital


                                                Three months ended March 31

                                                   1998             1997
                                              -------------    -------------

                                                       (Unaudited)
Operating revenues ........................   $  39,024,214    $  38,510,339
                                              -------------    -------------

Operating expenses:

     Production ...........................      11,845,378        9,843,528

     Purchased power ......................       2,237,195        3,957,693

     Transmission .........................         620,854          929,679

     Distribution .........................       2,162,668        1,963,501

     Consumer accounts ....................       1,088,237        1,270,375

     Administrative, general and other ....       3,844,636        3,097,740

     Depreciation and amortization ........       5,722,186        5,271,803
                                              -------------    -------------

             Total operating expenses .....      27,521,154       26,334,319
                                              -------------    -------------

Interest:

     On long-term debt ....................       6,379,258        6,336,161

     Other ................................          26,447           60,988

     Charged to construction - credit .....        (179,765)        (172,039)
                                              -------------    -------------

             Net interest expense .........       6,225,940        6,225,110
                                              -------------    -------------

             Net operating margins ........       5,277,120        5,950,910
                                              -------------    -------------


Nonoperating margins:

     Interest income ......................         185,344          148,628

     Other ................................         299,005           78,599
                                              -------------    -------------

             Total nonoperating margins ...         484,349          227,227
                                              -------------    -------------

             Assignable margins ...........       5,761,469        6,178,137

Patronage capital at beginning of period ..     104,800,092      100,685,517

Retirement of capital credits and
   estate payments ........................         (31,917)         (77,323)
                                              -------------    -------------

Patronage capital at end of period ........   $ 110,529,644    $ 106,786,331
                                              -------------    -------------




See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                            Statements of Cash Flows

                                                                                   Three months ended March 31

                                                                                        1998            1997
                                                                                    -----------    ------------

                                                                                            (Unaudited)
Cash flows from operating activities:

   Assignable margins ...........................................................   $ 5,761,469    $  6,178,137
                                                                                    -----------    ------------

   Adjustments to reconcile assignable margins to net cash provided (used) by operating activities:

       Depreciation and amortization ............................................     5,722,186       5,271,803

       Changes in assets and liabilities:
       (Increase) decrease in assets:

         Accounts receivable ....................................................     6,631,691      (1,025,850)

         Prepayments ............................................................      (961,577)       (749,262)

         Materials and supplies .................................................        20,711          79,261

         Deferred charges .......................................................    (1,091,769)       (237,676)

         Other ..................................................................       (88,962)        705,687

     Increase (decrease) in liabilities:
         Accounts payable .......................................................    (2,263,492)     (1,683,615)

         Consumer deposits ......................................................       (77,532)         (6,966)

         Accrued interest .......................................................    (5,550,755)     (5,740,375)

         Deferred credits .......................................................      (334,920)       (678,665)

         Other ..................................................................    (4,454,169)     (3,279,301)
                                                                                    -----------    ------------

               Total adjustments ................................................    (2,448,588)     (7,344,959)
                                                                                    -----------    ------------

               Net cash provided (used) by
                 operating activities ...........................................     3,312,881      (1,166,822)

Cash flows from investing activities:
   Extension and replacement of plant ...........................................    (2,306,289)     (2,953,950)

   Investments in associated organizations ......................................      (139,452)         20,913
                                                                                    -----------    ------------

               Net cash used in investing activities ............................    (2,445,741)     (2,933,037)
                                                                                    -----------    ------------

Cash flows from financing activities:

   Short-term borrowings, net ...................................................     8,500,000      14,529,600

   Repayments of long-term debt .................................................    (5,780,399)     (5,825,239)

   Retirement of patronage capital ..............................................       (31,917)        (77,323)

   Other ........................................................................         6,196         (64,603)
                                                                                    -----------    ------------

               Net cash provided by
                 financing activities ...........................................     2,693,880       8,562,435
                                                                                    -----------    ------------

               Net increase in cash and
                 cash equivalents ...............................................     3,561,020       4,462,576

Cash and cash equivalents at beginning of period ................................     5,224,529       5,419,819
                                                                                    -----------    ------------

Cash and cash equivalents at end of period ......................................   $ 8,785,549    $  9,882,395
                                                                                    -----------    ------------



See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements

                                 March 31, 1998

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

     Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

2.   Lines of Credit
     Chugach maintains a line of credit of $35 million with National Bank for Cooperatives (CoBank). The CoBank line of credit expires August 1, 1998 but carries an annual automatic renewal clause. At March 31, 1998, $8.5 million was outstanding at an interest rate of 6.65%. In addition, the Association has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At March 31, 1998, there was no outstanding balance on this line of credit. The NRUCFC line of credit expires October 14, 2002.

3.   Change in Accounting Policy
     Effective January 1998, Chugach changed its accounting policy for depreciation of general plant (excluding buildings, leasehold improvements and vehicles). Under the new vintage group method the assets are amortized over their service lives and retired as a group at the end of the amortization period. The amortization periods were developed as part of the recent depreciation study update. At January 1, 1998, the affected asset group made up 2.8% of Electric Plant in Service. In conjunction with adoption of the new depreciation methodology, Chugach wrote off approximately $19 million of plant considered to be fully depreciated. Depreciation expense for the affected asset groups is estimated to be $700,000 lower annually. Buildings, leasehold improvements and vehicles will continue to be depreciated over their estimated useful lives based on rates developed in periodic depreciation studies.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Unaudited)


RESULTS OF OPERATIONS

Current Year Quarter Versus Prior Year Quarter

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased by 1.3% for the quarter ended March 31, 1998 over the same quarter in 1997. The increase in revenues is largely attributable to higher kWh sales to retail and two of the three wholesale customer classes.

As previously reported, in 1997 Chugach experienced higher than anticipated fuel and purchased power costs. As a result, in an effort to maintain overall price stability, some fuel and purchased power costs were not collected and the fuel surcharge rate was not adjusted to reflect the higher costs. Effective January 1998, routine quarterly adjustments to the fuel surcharge mechanism have resumed. Additionally, the remaining undercollected amounts from 1997 are being recovered throughout 1998 under a plan approved by the APUC. At March 31, 1998, fuel prices appear to have stabilized and are expected to decline for the remainder of 1998.

Retail demand and energy rates did not change from the first quarter of 1997 to the same period in 1998. Wholesale demand and energy rates charged to MEA were decreased slightly effective February 1997. The impact of higher kWh sales more than offset this decrease in rates. Demand and energy rates to Homer and Seward did not change.

Pursuant to a Settlement Agreement with AEG&T/MEA/Homer, Chugach may be required to grant a refund to AEG&T/MEA/Homer retroactive to January 1, 1997 (based on the 1996 test year filing). A provision for wholesale rate refund of approximately $1 million was still recorded at March 31, 1998 to accommodate
certain  rate  adjustment   clauses  contained  in  the  Settlement   Agreement.
Determination of the final refund amount still awaits an APUC order in Docket U-96-37.

Higher fuel prices were again the major cause for the increase in production expense for the quarter ended March 31, 1998 versus the same period in 1997. Additionally, the rate stabilization fund and the submarine cable reserve were fully amortized as offsets to fuel expense during 1997. There were no similar offsets in 1998. As previously reported, Chugach has completed the transition into Period 2 under the long-term fuel supply contracts. Fuel costs now result from market-based prices. Purchased power expense was lower for the quarter ended March 31, 1998 compared to the same period in 1997. This variance was substantially due to the system-operating scenario that existed during the first quarter of 1997. Chugach purchased power from AEG&T's Soldotna 1 plant to ensure reliability on the Kenai Peninsula. In addition, purchases were made from Anchorage Municipal Light & Power during maintenance on one of Chugach's transmission lines from the Beluga power plant. This system-operating scenario did not exist during the first quarter of 1998 which explains the decrease in purchased power expense. Transmission expense was lower for the quarter ended March 31, 1998 from the same period in 1997. Conversely, distribution expenses were higher in the first quarter of 1998 compared to 1997. These variances were primarily attributed to overhead line and station equipment maintenance activities being focused on the transmission system in 1997 and the distribution system in 1998. Consumer accounts expense decreased for the quarter ended March 31, 1998. The majority of this decrease was due to a lower level of common information services costs being allocated to this function. This decrease was offset somewhat by the addition of sales expense to the consumer accounts expense category partially reflecting the impact of Chugach's newly formed Marketing Department. Administrative, general and other expenses increased for the three-month period ended March 31, 1998. This increase was substantially due to a higher level of common information services costs being allocated to this function.

Other interest expense decreased in the current period due to a lower average outstanding balance on the short-term line of credit.

Other nonoperating margins were higher for the quarter ended March 31, 1998 compared to the same period in 1997. This difference was due mostly to patronage capital credits received from CoBank.

Financial Condition

Total assets declined by 0.9% from December 31, 1997 to March 31, 1998. The decrease is due primarily to lower balances in the electric plant accounts. A decline in accounts receivable also contributed to the overall decrease. The lower balances in the electric plant accounts were caused by the adoption of a new method of accounting for depreciation of the general plant asset class. Beginning in January of 1998, general plant assets were amortized by account classification instead of being depreciated on an individual asset basis. Adoption of this method resulted in the write-off (to accumulated depreciation) of general plant assets that were acquired prior to the beginning of the amortization periods. The decline in accounts receivable was primarily caused by paydowns received on the undercollected fuel surcharge balance and reimbursements received related to the Standard Steel matter. Notable changes to total liabilities include the decrease in First Mortgage bonds payable resulting from the March bond payment and the $8.5 million draw on the CoBank line of credit. Accrued interest also decreased due to the March semi-annual bond payment.

Liquidity and Capital Resources

Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $50 million line of credit from NRUCFC and a $35 million line of credit with CoBank. At March 31, 1998, Chugach had $8.5 million outstanding with CoBank, which carried an interest rate of 6.65%. There were no amounts outstanding on the NRUCFC line at March 31, 1998.

Capital construction in 1998 is estimated at $28 million. At March 31, 1998 approximately $2.3 million has been expended. Capital improvement expenditures are expected to increase in the upcoming second and third quarters as the construction season begins in April and extends into October.

Chugach has negotiated a supplemental indenture (Third Supplemental Indenture of Trust) with CoBank that previously allowed up to $80 million in future bond financing. Chugach finalized an amendment to the Third Supplemental Indenture of Trust (Seventh Supplemental Indenture of Trust) that eliminated the maximum aggregate amount of bonds the company may issue under the agreement. At March 31, 1998, Chugach had bonds in the amount of $71.2 million outstanding under this financing arrangement. The balance is comprised of a $1.2 million bond (CoBank 1) which carries an interest rate of 8.95% maturing in 2002, a $10 million bond (CoBank 2) priced at 7.76% due in 2005, a $21.5 million bond (CoBank 3), currently priced at 6.65% (repriced periodically), a $23.5 million bond (CoBank 4) currently priced at 6.65% (also repriced periodically), and a $15 million bond (CoBank 5) currently priced at 6.65% (also repriced periodically) due in 2002, 2007 and 2012. Principal payments on the CoBank 3 and 4 bonds commence in 2003 and continue through 2022. Additionally, Chugach has negotiated a similar supplemental indenture (Fifth Supplemental Indenture of Trust) with NRUCFC for $80 million. At March 31, 1998 there were no amounts outstanding under this financing arrangement.

As previously reported, Chugach has reacquired $44.3 million of its Series A 2022 bonds. This strategy has been in response to the favorable long-term interest rate environment. Chugach will continue to explore similar reacquisition transactions if market conditions warrant such action. Except for any further reacquisitions of its bonds (and any similar future refinancings), Chugach does not anticipate issuance of additional long-term debt in 1998.

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

Four of Chugach's insurance carriers have been paying, under a reservation of rights, Chugach's costs of defense for the Site. The carriers reserved their rights regarding indemnification of Chugach for response costs. In February 1998, Chugach reached an agreement in principle with these four insurance carriers pursuant to which the carriers will pay the majority of Chugach's costs relating to the Site, including Past Costs, Future Costs, and attorney's fees. This settlement preserves Chugach's potential claim for natural resource damages and is anticipated to result in Chugach paying no more than $500,000 for all
Site costs. Management believes that the latter amount would be fully recoverable in rates and therefore would have no impact on Chugach's financial condition or results of operations.

Items  2, 3, 4 and 5

Not applicable

Item 6. Exhibits and Reports on Form 8-K

   (a)   Exhibits:

         Eighth Supplemental Indenture of Trust dated as of February 4, 1998,by and between Chugach Electric Association, Inc. and Security Pacific Bank Washington, N.A.

         Amendment to Employment Agreement by and among Chugach Electric Association, Inc. and Eugene N. Bjornstad dated February 25, 1998.

         Memorandum of Agreement by and among Chugach Electric Association, Inc. and Admiral Insurance Company Alaska, Alaska National Insurance Company, Nationwide Mutual Insurance Company and Providence Washington Insurance Company relating to Chugach's PRP obligations at the Standard Steel Superfund Site dated February 3, 1998.

         CERCLA Remedial Design and Remedial Action Consent Decree in the Standard Steel Superfund Site matter dated January 24, 1998.

         Financial Data Schedule

   (b) Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended March 31, 1998.

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


                           Date:     May 15, 1998



                           By:      /s/ Evan J. Griffith, Jr.
                                    Evan J. Griffith, Jr.
                                    Executive Manager, Finance & Energy Supply


                           Date:     May 15, 1998

EXHIBITS

Listed below are the exhibits which are filed as part of this Report:


Exhibit
number                         Description                                 Page


     4.9 Eighth Supplemental Indenture of Trust dated as of February 4,
         1998, by and between Chugach Electric Association, Inc. and
         Security Pacific Bank Washington, N.A.                              15

10.60.1  Amendment to Employment Agreement by and among Chugach
         Electric Association, Inc. and Eugene N. Bjornstad dated
         February 25, 1998.                                                  21

   19.3  Memorandum of Agreement by and among Chugach Electric
         Association, Inc. and Admiral Insurance Company Alaska, Alaska National Insurance Company, Nationwide Mutual Insurance
         Company and Providence Washington Insurance Company
         relating to Chugach's PRP obligations at the Standard Steel
         Superfund Site dated February 3, 1998.                              22

   19.4  CERCLA Remedial Design and Remedial Action Consent Decree
         in the Standard Steel Superfund Site matter dated January 24,
         1998.                                                               25

     27  Financial Data Schedule                                             **



**  Filed Electronically