Form 10-Q
period 1998-06-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 1998-08-13
CIK 878004

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1998
                               ---------------------------------

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

                  CLASS                          OUTSTANDING AT AUGUST 1, 1998

                  NONE                                      NONE

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                                      INDEX



Part I. Financial Information                                        Page Number


Balance Sheets, June 30, 1998 (Unaudited) and December 31, 1997               3

Statements of Revenues, Expenses and Patronage Capital, Three Months
    Ended June 30, 1998 and 1997 and Six Months Ended June 30, 1998
    and 1997 (Unaudited)                                                      5

Statements of Cash Flows, Six Months Ended June 30, 1998 and 1997
    (Unaudited)                                                               6

Notes to Financial Statements (Unaudited)                                     7

Management's Discussion and Analysis of Results of Operations and
    Financial Condition (Unaudited)                                           8


Part II.  Other Information
Item 1. Legal Proceedings                                                    11

Item 6. Exhibits and Reports on Form 8-K                                     12

Signatures                                                                   14

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets

                                     Assets


                                                    June 30, 1998   December 31, 1997
                                                     ------------   ------------
                                                     (Unaudited)
Utility plant:

     Electric plant in service ...................   $613,943,672   $625,365,803

     Construction work in progress ...............     22,846,167     24,664,395
                                                     ------------   ------------

                                                      636,789,839    650,030,198

     Less accumulated depreciation ...............    223,976,595    232,136,950
                                                     ------------   ------------

                      Net utility plant ..........    412,813,244    417,893,248
                                                     ------------   ------------

Other property and investments, at cost:

     Nonutility property .........................          3,550          3,550

     Investments in associated organizations .....      8,003,723      7,864,271
                                                     ------------   ------------

                                                        8,007,273      7,867,821
                                                     ------------   ------------

Current assets:

     Cash and cash equivalents ...................     10,892,353      5,224,529

     Cash - restricted construction funds ........        415,846        364,778

     Special deposits ............................         91,164        151,703

     Accounts receivable, net ....................     14,138,055     23,999,138

     Materials and supplies, at average cost .....     16,034,693     15,619,085

     Prepayments .................................      1,221,629        558,371

     Other current assets ........................        197,372        305,415
                                                     ------------   ------------

                    Total current assets .........     42,991,112     46,223,019
                                                     ------------   ------------

Deferred charges .................................     16,890,584     13,583,211
                                                     ------------   ------------

                                                     $480,702,213   $485,567,299
                                                     ------------   ------------





See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets

                            Liabilities and Equities


                                                           June 30, 1998  December 31, 1997
                                                           ------------   ------------
                                                            (Unaudited)
Equities and margins:

     Memberships ........................................   $    883,428   $    861,543

     Patronage capital ..................................    111,325,582    104,800,092

     Other ..............................................      3,410,323      3,458,062
                                                            ------------   ------------

                                                             115,619,333    109,119,697
                                                            ------------   ------------

Long-term obligations, excluding current installments:

     First mortgage bonds payable .......................    235,101,000    240,910,000

     CoBank bonds payable ...............................     70,959,662     71,096,501
                                                            ------------   ------------

                                                             306,060,662    312,006,501
                                                            ------------   ------------

Current liabilities:

     Current installments of long-term debt and
        capital leases ..................................      6,076,817      5,913,512

     Accounts payable ...................................      5,068,655      7,038,234

     Consumer deposits ..................................        953,229      1,038,241

     Accrued interest ...................................      6,759,609      6,904,335

     Salaries, wages and benefits .......................      3,954,857      3,655,101

     Fuel ...............................................      4,896,417      6,611,415

     Other ..............................................      2,037,153      3,300,310
                                                            ------------   ------------

                   Total current liabilities ............     29,746,737     34,461,148
                                                            ------------   ------------

Deferred credits ........................................     29,275,481     29,979,953
                                                            ------------   ------------

                                                            $480,702,213   $485,567,299
                                                            ------------   ------------




See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.

             Statements of Revenues, Expenses and Patronage Capital



                                                Three months ended June 30        Six months ended June 30
                                             ------------------------------    -----------------------------

                                                  1998             1997             1998             1997
                                             -------------    -------------    -------------    -------------

                                                       (Unaudited)                      (Unaudited)
Operating revenues .......................   $  33,581,288    $  31,111,608    $  72,605,503    $  69,621,947
                                             -------------    -------------    -------------    -------------

Operating expenses:

     Production ..........................      10,834,413       11,205,134       22,679,791       21,048,662

     Purchased power .....................       2,023,671        3,359,048        4,260,866        7,316,740

     Transmission ........................         655,767          824,501        1,276,620        1,754,180

     Distribution ........................       2,329,226        2,184,632        4,491,893        4,148,133

     Consumer accounts ...................       1,110,510        1,177,788        2,198,748        2,448,163

     Administrative, general and other ...       4,101,796        3,526,867        7,946,433        6,624,607

     Depreciation and amortization .......       5,751,095        5,278,641       11,473,281       10,550,444
                                             -------------    -------------    -------------    -------------

             Total operating expenses ....      26,806,478       27,556,611       54,327,632       53,890,929
                                             -------------    -------------    -------------    -------------

Interest:

     On long-term debt ...................       6,301,510        6,164,506       12,680,768       12,500,667

     Other ...............................          43,817          261,849           70,264          322,838

     Charged to construction - credit ....        (175,145)        (110,436)        (354,909)        (282,475)
                                             -------------    -------------    -------------    -------------

             Net interest expense ........       6,170,182        6,315,919       12,396,123       12,541,030
                                             -------------    -------------    -------------    -------------

             Net operating margins .......         604,628       (2,760,922)       5,881,748        3,189,988
                                             -------------    -------------    -------------    -------------


Nonoperating margins:

     Interest income .....................         181,461          189,201          366,806          337,828

     Other ...............................          52,624           16,137          351,628           94,736
                                             -------------    -------------    -------------    -------------

             Total nonoperating margins ..         234,085          205,338          718,434          432,564
                                             -------------    -------------    -------------    -------------

             Assignable margins ..........         838,713       (2,555,584)       6,600,182        3,622,552

Patronage capital at beginning of
   period ................................     110,529,644      106,786,331      104,800,092      100,685,517

Retirement of capital credits and
   estate payments .......................         (42,775)         (25,026)         (74,692)        (102,348)
                                             -------------    -------------    -------------    -------------

Patronage capital at end of period .......   $ 111,325,582    $ 104,205,721    $ 111,325,582    $ 104,205,721
                                             -------------    -------------    -------------    -------------





See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                             Statement of Cash Flows

                                                                                      Six months ended June 30

                                                                                         1998            1997
                                                                                     ------------    ------------

                                                                                             (Unaudited)
Cash flows from operating activities:

   Assignable margins .............................................................  $  6,600,182    $  3,622,552
                                                                                     ------------    ------------

   Adjustments to reconcile assignable margins to net cash used in operating activities:

       Depreciation and amortization ..............................................    11,473,281      10,550,444

       Changes in assets and liabilities:
       (Increase) decrease in assets:

         Accounts receivable ......................................................     9,861,083       2,595,783

         Prepayments ..............................................................      (663,258)       (529,275)

         Materials and supplies ...................................................      (415,608)        150,915

         Deferred charges .........................................................    (3,307,373)       (376,008)

         Other ....................................................................       117,515       1,839,486

     Increase (decrease) in liabilities:
         Accounts payable .........................................................    (1,969,579)     (2,114,066)

         Consumer deposits ........................................................       (85,012)        (18,307)

         Accrued interest .........................................................      (144,726)       (197,846)

         Deferred credits .........................................................      (704,476)     (1,702,283)

         Other ....................................................................    (2,678,398)     (3,601,441)
                                                                                     ------------    ------------

               Total adjustments ..................................................    11,483,449       6,597,402
                                                                                     ------------    ------------

               Net cash provided by operating
                activities ........................................................    18,083,631      10,219,954

Cash flows from investing activities:
   Extension and replacement of plant .............................................    (6,393,276)     (6,982,248)

   Investments in associated organizations ........................................      (139,452)         20,913
                                                                                     ------------    ------------

               Net cash used in investing activities ..............................    (6,532,728)     (6,961,335)
                                                                                     ------------    ------------

Cash flows from financing activities:

   Short-term borrowings, net .....................................................          --         5,250,000

   Repayments of long-term debt ...................................................    (5,782,534)    (10,829,721)

   Retirement of patronage capital ................................................       (74,692)       (102,348)

   Other ..........................................................................       (25,853)        (60,512)
                                                                                     ------------    ------------


               Net cash used by financing activities ..............................    (5,883,079)     (5,742,581)
                                                                                     ------------    ------------

               Net increase (decrease) in cash and
                 cash equivalents .................................................     5,667,824      (2,483,962)

Cash and cash equivalents at beginning of period ..................................     5,224,529       5,419,819
                                                                                     ------------    ------------

Cash and cash equivalents at end of period ........................................  $ 10,892,353    $  2,935,857
                                                                                     ------------    ------------



See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements

                                  June 30, 1998

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

2.   Lines of Credit
     Chugach maintains a line of credit of $35 million with National Bank for Cooperatives (CoBank). The CoBank line of credit expires August 1, 1999 but carries an annual automatic renewal clause. At June 30, 1998, there were no amounts outstanding. In addition, the Association has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At June 30, 1998, there was no outstanding balance on this line of credit. The NRUCFC line of credit expires October 14, 2002.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)


Results of Operations

Current Year Quarter Versus Prior Year Quarter

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased by 7.9% for the quarter ended June 30, 1998 over the same quarter in 1997. The increase in revenues is largely attributable to higher kWh sales to retail and two of the three wholesales customer classes. A higher level of revenue recorded through the fuel surcharge mechanism in 1998 also contributed to the increase in operating revenue. The reason for this variance is further explained below.

As previously reported, in 1997 Chugach experienced higher than anticipated fuel and purchased power costs. As a result, in an effort to maintain overall price stability, some fuel and purchased power costs were written-off and the fuel surcharge rate was not adjusted to reflect the higher costs. Effective January 1998, routine quarterly adjustments to the fuel surcharge mechanism resumed. Additionally, the remaining undercollected amounts from 1997 are being recovered throughout 1998 under a plan approved by the Alaska Public Utilities Commission
(APUC). At June 30, 1998, fuel prices have stabilized and are expected to decline for the remainder of 1998.

Retail and wholesale demand and energy rates did not change from the second quarter of 1997 to the same period in 1998.

The factors mentioned above more than offset a decline in revenue from economy energy sales. This decrease was due to Golden Valley Electric Association's
(GVEA) Healy coal plant coming on-line in the second quarter of 1998. This resulted in a reduction of non-firm purchases by GVEA which explains the decrease in revenues.

Pursuant to a Settlement Agreement with AEG&T/MEA/Homer, Chugach may be required to grant a refund to AEG&T/MEA/Homer retroactive to January 1, 1997 (based on the 1996 test year filing). A provision for wholesale rate refund of approximately $1 million (for the 12 months of 1997) was still recorded at June 30, 1998 to accommodate certain rate adjustment clauses contained in the Settlement Agreement. Additional wholesale refunds are expected for 1998 purchases. Determination of the wholesale refund amounts still awaits a final APUC order in Docket U-96-37. It is not possible to predict when the APUC will issue this order.

Chugach's fuel and purchased power cost adjustment factors, which are adjusted on a quarterly basis, may be adjusted retroactively by the APUC resulting in refunds on a retroactive basis, due to concerns expressed by one of Chugach's wholesale customers. It is Chugach's position that retroactive refunds of quarterly surcharge revenues would violate the rule against retroactive ratemaking. The amount of any additional refunds associated with this issue is also dependent upon a final APUC order in Docket U-96-37.

Purchased power expense was lower for the quarter ended June 30, 1998 compared to the same period in 1997. This variance was substantially due to the system operating scenario that existed during the second quarter of 1997. Chugach purchased power from AEG&T's Soldotna 1 plant to ensure reliability on the Kenai Peninsula. Additionally, all hydroelectric plant outputs were significantly lower than the forecasted levels due to reduced lake levels. This system operating scenario did not exist during the second quarter of 1998 which explains the decrease. Transmission expense was also lower for the quarter ended June 30, 1998 from the same period in 1997. The majority of this decrease was caused by station equipment maintenance activities being focused on transmission substations in 1997 versus distribution substations in 1998. Transmission line clearing expense was higher in 1997 than the current period which further contributed to the overall decrease. Administrative, general and other expenses increased for the quarter ended June 30, 1998. The majority of this increase was due to a higher level of common information services costs being allocated to this function.

Other interest expense decreased in the current period due to a lower average outstanding balance on the short-term lines of credit.

Current Year to Date Versus Prior Year to Date

Operating revenues for the six-month period ended June 30, 1998 increased relative to the same period in 1997. These higher revenues were essentially due to the same reasons outlined in the quarter-to-date comparison section.

Purchased power and transmission expense decreased and administrative, general and other expenses increased for the six-month period ended June 30, 1998 for essentially the same reasons outlined in the quarter-to-date comparison section. Consumer accounts expense decreased during the period due mostly to a lower level of common information services costs being allocated to this function. This decrease was offset somewhat by the addition of sales expense to the consumer accounts expense category partially reflecting the addition of Chugach's newly formed Marketing Department.

Other interest expense decreased for the six-months ended June 30, 1998 for the same reason outlined above in the analysis of the quarter-to-quarter variance.

Financial Condition

Total assets declined by 1.0% from December 31, 1997 to June 30, 1998. The decrease is due primarily to lower balances in the electric plant accounts. A decrease in accounts receivable also contributed to the overall decrease. The lower balances in the electric plant accounts were caused by the adoption of a new method of accounting for the general plant asset class. Beginning in January of 1998, general plant assets were amortized by account classification instead of being depreciated on an individual asset basis. Adoption of this method resulted in the write-off (to accumulated depreciation) of general plant assets that were acquired prior to the beginning of the amortization periods. The decline in accounts receivable was primarily caused by paydowns received on the undercollected fuel surcharge balance and reimbursements received related to the Standard Steel matter. These decreases were offset somewhat by a higher deferred debit balance caused in large part by project costs related to the Year 2000 information systems conversion project. Notable changes to total liabilities include the decrease in first mortgage bonds payable resulting from the March bond payment and the lower balance in accounts payable due largely to the timing of payments to contractors.

Liquidity and Capital Resources

Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $50 million line of credit from NRUCFC and a $35 million line of credit with CoBank. At June 30, 1998, Chugach had no amounts outstanding with CoBank. Additionally, there were no amounts outstanding on the NRUCFC line at June 30, 1998.

Capital construction in 1998 is estimated at $28 million. At June 30, 1998 approximately $6.4 million has been expended. Capital improvement expenditures are expected to increase in the third quarter as the construction season began in April and extends into October.

Chugach has negotiated a supplemental indenture (Third Supplemental Indenture of Trust) with CoBank that previously allowed up to $80 million in future bond financing. Chugach amended the Third Supplemental Indenture of Trust (with the Seventh Supplemental Indenture of Trust) that eliminated the maximum aggregate amount of bonds the company may issue under the agreement. At June 30, 1998, Chugach had bonds in the amount of $71.2 million outstanding under this financing arrangement. The balance is comprised of a $1.2 million bond (CoBank
1) which carries an interest rate of 8.95% maturing in 2002, a $10 million bond (CoBank 2) priced at 7.76% due in 2005, a $21.5 million bond (CoBank 3), currently priced at 6.65% (repriced periodically), a $23.5 million bond (CoBank
4) currently priced at 6.65% (also repriced periodically) and a $15 million bond (CoBank 5) currently priced at 6.65% (also repriced periodically) due in 2002, 2007 and 2012. Principal payments on the CoBank 3 and 4 bonds commence in 2003 and continue through 2022. Additionally, Chugach has negotiated a similar supplemental indenture (Fifth Supplemental Indenture of Trust) with NRUCFC for $80 million. At June 30, 1998 there were no amounts outstanding under this financing arrangement.

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

Year 2000

Chugach has considered the impact of Year 2000 issues on its computer systems and applications and developed a remediation plan. Chugach's consideration included not only financial information systems but applications in operational areas and the impact of interaction with suppliers, customers and vendors where appropriate. Conversion activities are in process and the Association expects conversion and testing to be completed by April 1999. Chugach expects that completion of the project will result in additional expenditures of approximately $2.0 million.

Outlook Update

As previously reported, Chugach has been extensively involved in the effort to introduce customer choice for electric service in Anchorage. After several customers in a neighboring utility's service area asked Chugach to provide their power, Chugach requested access over the other utility's distribution and transmission system and asked the APUC to enforce this request.

The APUC recently denied Chugach's request to gain access over the other utility's system. Chugach is currently reviewing its options including the possibility of an appeal.

Chugach has also been active at the State legislative level in support of the customer's right to choose their electric power supplier. While no legislation was passed during this year's legislative session, a joint committee was formed to study the issue and report when the new session convenes in early January 1999. The public hearing and testimony process is currently underway. It is still not possible, however, to predict the outcome of this process.

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

Items 2, 3, 4 and 5

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Articles of  Incorporation  of the  Registrant  (as amended  April 30,
          1998).

          Bylaws of the Registrant (as amended April 30, 1998).

          Financial Data Schedule.

     (b) Reports on Form 8-K:

          No reports on Form 8-K were filed for the quarter ended June 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       CHUGACH ELECTRIC ASSOCIATION, INC.



                                By:/s/ Eugene N. Bjornstad
                                   Eugene N. Bjornstad, General Manager


                                Date:   August 13, 1998



                                By:/s/ Evan J. Griffith, Jr.
                                   Evan J. Griffith, Jr.
                                   Executive Manager, Finance & Energy Supply


                                Date:   August 13, 1998

EXHIBITS

Listed below are the exhibits which are filed as part of this Report:


Exhibit
number                              Description                            Page

3.1       Articles of Incorporation of the Registrant (as amended April 30,
          1998).                                                             16

3.2       Bylaws of the Registrant (as amended April 30, 1998).              21

27        Financial Data Schedule                                            **




**  Filed Electronically