Form 10-Q
period 1998-09-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 1998-11-16
CIK 878004

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1998
                               --------------------------------------

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

    CLASS                                       OUTSTANDING AT NOVEMBER 1, 1998

     NONE                                                 NONE

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                                      INDEX



Part I. Financial Information                                       Page Number


Balance Sheets, September 30, 1998 (Unaudited) and December 31, 1997          3

Statements of Revenues, Expenses and Patronage Capital, Three-Months Ended
   September 30, 1998 and 1997 and Nine-Months Ended September 30, 1998 and
   1997 (Unaudited)                                                           5


Statements of Cash Flows, Nine-Months Ended September 30, 1998 and 1997
   (Unaudited)                                                                6

Notes to Financial Statements (Unaudited)                                     7

Management's Discussion and Analysis of Financial Condition and Results of
   Operations (Unaudited)                                                     8


Part II.  Other Information

Item 1. Legal Proceedings                                                    13

Item 6. Exhibits and Reports on Form 8-K                                     13

Signatures                                                                   14

Exhibits - Index                                                             15

Exhibits                                                                     16

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets

                                     Assets


                                          September 30, 1998  December 31, 1997
                                                ------------   ------------
                                                (Unaudited)
Utility plant:

     Electric plant in service ................ $617,967,293   $625,365,803

     Construction work in progress ............   24,368,237     24,664,395
                                                ------------   ------------

                                                 642,335,530    650,030,198

     Less accumulated depreciation ............  229,533,708    232,136,950
                                                ------------   ------------

                      Net utility plant .......  412,801,822    417,893,248
                                                ------------   ------------

Other property and investments, at cost:

     Nonutility property ......................        3,550          3,550

     Investments in associated organizations ..    8,004,271      7,864,271
                                                ------------   ------------

                                                   8,007,821      7,867,821
                                                ------------   ------------

Current assets:

     Cash and cash equivalents ................    5,872,319      5,224,529

     Cash - restricted construction funds .....      248,403        364,778

     Special deposits .........................       91,164        151,703

     Accounts receivable, net .................   14,396,003     23,999,138

     Materials and supplies, at average cost ..   16,709,778     15,619,085

     Prepayments ..............................    1,512,457        558,371

     Other current assets .....................      333,067        305,415
                                                ------------   ------------

                    Total current assets ......   39,163,191     46,223,019
                                                ------------   ------------

Deferred charges ..............................   17,855,977     13,583,211
                                                ------------   ------------

                                                $477,828,811   $485,567,299
                                                ------------   ------------




See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets

                            Liabilities and Equities

                                                       September 30, 1998  December 31, 1997
                                                             ------------   ------------
                                                             (Unaudited)
Equities and margins:

     Memberships .........................................   $    897,963   $    861,543

     Patronage capital ...................................    111,069,106    104,800,092

     Other ...............................................      3,385,678      3,458,062
                                                             ------------   ------------

                                                              115,352,747    109,119,697
                                                             ------------   ------------

Long-term obligations, excluding current installments:

     First mortgage bonds payable ........................    235,101,000    240,910,000

     CoBank bonds payable ................................     70,816,699     71,096,501
                                                             ------------   ------------

                                                              305,917,699    312,006,501
                                                             ------------   ------------

Current liabilities:

     Notes Payable .......................................      5,000,000           --

     Current installments of long-term debt and
        capital leases ...................................      6,088,802      5,913,512

     Accounts payable ....................................      5,513,024      7,038,234

     Consumer deposits ...................................        946,892      1,038,241

     Accrued interest ....................................      1,327,795      6,904,335

     Salaries, wages and benefits ........................      3,960,020      3,655,101

     Fuel ................................................      4,229,422      6,611,415

     Other ...............................................        810,542      3,300,310
                                                             ------------   ------------

                   Total current liabilities .............     27,876,497     34,461,148
                                                             ------------   ------------

Deferred credits .........................................     28,681,868     29,979,953
                                                             ------------   ------------

                                                             $477,828,811   $485,567,299
                                                             ------------   ------------




See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.

             Statements of Revenues, Expenses and Patronage Capital




                                                   Three-months                       Nine-months
                                                 ended September 30                ended September 30

                                              1998             1997             1998             1997
                                          -------------    -------------    -------------    -------------

                                                    (Unaudited)                       (Unaudited)

Operating revenues .......................$  31,831,077    $  34,108,328    $ 104,436,580    $ 103,730,273
                                          -------------    -------------    -------------    -------------

Operating expenses:

     Production ..........................   10,243,578       12,393,918       32,923,370       33,442,580

     Purchased power .....................    2,368,196        3,189,539        6,629,062       10,506,279

     Transmission ........................      785,280          739,453        2,061,900        2,493,633

     Distribution ........................    2,145,969        2,140,995        6,637,862        6,289,128

     Consumer accounts ...................    1,299,098        1,218,388        3,497,845        3,666,551

     Administrative, general and other ...    3,889,817        3,206,901       11,836,249        9,831,506

     Depreciation and amortization .......    5,774,401        5,174,526       17,247,681       15,724,970
                                          -------------    -------------    -------------    -------------

             Total operating expenses ....   26,506,339       28,063,720       80,833,969       81,954,647
                                          -------------    -------------    -------------    -------------

Interest:

   On long-term debt .....................    6,304,386        6,170,693       18,985,155       18,671,360

   Other .................................       14,778          292,655           85,042          615,493

   Charged to construction - credit ......     (206,054)        (150,914)        (560,963)        (433,389)
                                          -------------    -------------    -------------    -------------

             Net interest expense ........    6,113,110        6,312,434       18,509,234       18,853,464
                                          -------------    -------------    -------------    -------------

             Net operating margins .......     (788,372)        (267,826)       5,093,377        2,922,162
                                          -------------    -------------    -------------    -------------

Nonoperating margins:

     Interest income .....................      194,594          124,820          561,399          462,648

     Other ...............................      373,238           39,492          724,866          134,228
                                          -------------    -------------    -------------    -------------

             Total non-operating margins .      567,832          164,312        1,286,265          596,876
                                          -------------    -------------    -------------    -------------

             Assignable margins ..........     (220,540)        (103,514)       6,379,642        3,519,038

Patronage capital at beginning of period .  111,325,582      104,205,721      104,800,092      100,685,517

Retirement of capital credits and
   estate payments .......................      (35,936)        (129,568)        (110,628)        (231,916)
                                          -------------    -------------    -------------    -------------

Patronage capital at end of period .......$ 111,069,106    $ 103,972,639    $ 111,069,106    $ 103,972,639
                                          -------------    -------------    -------------    -------------






See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                            Statements of Cash Flows

                                                                                Nine-months ended September 30

                                                                                      1998            1997

                                                                                  ------------    ------------

                                                                                          (Unaudited)
Cash flows from operating activities:

   Assignable margins ............................................................$  6,379,642    $  3,519,038
                                                                                  ------------    ------------

   Adjustments to reconcile assignable margins to net cash provided by operating activities:

       Depreciation and amortization .............................................  17,247,681      15,724,970

       Changes in assets and liabilities:
       (Increase) decrease in assets:

         Accounts receivable, net ................................................   9,603,135       1,441,622

         Materials and supplies ..................................................  (1,090,693)        460,899

         Deferred charges ........................................................  (4,272,766)       (983,898)

         Prepayments .............................................................    (954,085)       (253,117)

         Other ...................................................................     149,263       1,891,493

     Increase (decrease) in liabilities:
         Accounts payable ........................................................  (1,525,210)       (861,842)

         Accrued interest ........................................................  (5,576,540)     (5,768,607)

         Deferred credits ........................................................  (1,298,088)     (2,283,200)

         Consumer deposits, net ..................................................     (91,349)        (56,052)

         Other ...................................................................  (4,566,841)     (3,534,366)
                                                                                  ------------    ------------

                    Total adjustments ............................................   7,624,507       5,777,902
                                                                                  ------------    ------------



                    Net cash provided by operating activities ....................  14,004,149       9,296,940
                                                                                  ------------    ------------

Cash flows from investing activities:

   Extension and replacement of plant ............................................ (12,156,256)    (11,708,241)

   Investments in associated organizations .......................................    (140,000)         17,177
                                                                                  ------------    ------------

                    Net cash used in investing activities ........................ (12,296,256)    (11,691,064)
                                                                                  ------------    ------------

Cash flows from financing activities:

   Repayments of long-term debt ..................................................  (5,913,512)    (10,954,338)

   Retirement of patronage capital ...............................................    (110,628)       (231,916)

   Short-term borrowings, net ....................................................   5,000,000      12,364,578

   Other .........................................................................     (35,963)        (44,669)
                                                                                  ------------    ------------

                    Net cash provided by (used) in financing activities ..........  (1,060,103)      1,133,655
                                                                                  ------------    ------------

                    Net increase (decrease) in cash and cash
                      equivalents ................................................     647,790      (1,260,469)

Cash and cash equivalents at beginning of period .................................   5,224,529       5,419,819
                                                                                  ------------    ------------

Cash and cash equivalents at end of period .......................................$  5,872,319    $  4,159,350
                                                                                  ------------    ------------



See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements

                               September 30, 1998

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

2.   Lines of Credit
     Chugach maintains a line of credit of $35 million with National Bank for Cooperatives (CoBank). The CoBank line of credit expires August 1, 1999 but carries an annual automatic renewal clause. At September 30, 1998, there was a balance of $5 million outstanding at an interest rate of 6.65%. In addition, the Association has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At September 30, 1998 there were no amounts outstanding. The NRUCFC line of credit expires October 14, 2002.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Unaudited)


Results of Operations

Current Year Quarter Versus Prior Year Quarter

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased by 6.7% for the quarter ended September 30, 1998 from the same quarter in 1997. The decrease in revenues is largely attributable to lower fuel costs that resulted in a lower level of revenue recorded through the fuel surcharge mechanism. Lower retail kWh sales also contributed to the decrease. These impacts more than offset higher wholesale kWh sales in the third quarter of 1998.

As previously reported, in 1997 Chugach experienced higher than anticipated fuel and purchased power costs. As a result, in an effort to maintain overall price stability, some fuel and purchased power costs were not collected and the fuel surcharge rate was not adjusted to reflect the higher costs. Effective January 1998, routine quarterly adjustments to the fuel surcharge mechanism have resumed. Additionally, the remaining undercollected amounts from 1997 are being recovered throughout 1998 under a plan approved by the Alaska Public Utilities Commission (APUC). At September 30, 1998, fuel prices have stabilized and are expected to continue to decline.

Retail and wholesale demand and energy rates did not change from the third quarter of 1997 to the same period in 1998.

A decline in revenue from economy energy sales also contributed to the decrease in total operating revenues.

Pursuant to a Settlement Agreement with AEG&T/MEA/Homer, Chugach may be required to grant a refund to AEG&T/MEA/Homer retroactive to January 1, 1997 (based on the 1996 test year filing). A provision for wholesale rate refund of approximately $1 million was still recorded at September 30, 1998 to accommodate certain rate adjustment clauses contained in the Settlement Agreement. Additional wholesale refunds are expected for 1998 purchases, estimates of which have been accrued at September 30, 1998. The APUC has issued Order No. 18 in Docket U-96-37 which resolved methodological issues in the calculation of base rates. Chugach has made a compliance filing with revised base rates. With this order, the provisions of the Settlement Agreement can be implemented and refund amounts for 1997 and 1998 will be determined. Final resolution is expected in the first quarter of 1999.

Chugach's fuel and purchased power cost adjustment factors, which are adjusted on a quarterly basis, may be adjusted retroactively by the APUC resulting in refunds on a retroactive basis, due to concerns expressed by one of Chugach's wholesale customers. It is Chugach's position that retroactive refunds of quarterly surcharge revenues would violate the rule against retroactive ratemaking. In Order No. 18 of Docket U-96-37, the APUC ordered retroactive refunds for fuel surcharge rates charged in 1995 - 1997. Chugach has appealed this decision to the Superior Court for the State of Alaska. MEA opposed Chugach's request to stay this APUC action. The Superior Court denied Chugach's request for stay at this time pending a ruling on MEA's motion to amend to add MEA as a party to the appeal. Chugach will renew its request for stay. In addition, MEA has separately filed suit to force Chugach to pay the refund ordered by the APUC and expanded the requested refund period to include 1990 - 1994. It is not possible at this time to determine the outcome of this suit.

Lower fuel prices were the major cause for the decrease in power production expense for the quarter ended September 30, 1998. Purchased power expense was also lower for the quarter ended September 30, 1998 compared to the same period in 1997. This variance was substantially due to the system-operating scenario that existed during the third quarter of 1997. Chugach purchased power from AEG&T's Soldotna 1 plant to ensure reliability on the Kenai Peninsula. Additionally, all hydroelectric plant outputs were significantly lower than the forecasted levels due to reduced lake levels. This system-operating scenario did not exist during the third quarter of 1998, which explains the decrease. Administrative, general and other expenses increased for the quarter ended September 30, 1998. The majority of this increase was due to a higher level of common information services costs being allocated to this function.

Other interest expense decreased in the current period due to a lower average outstanding balance on the short-term lines of credit.

Other non-operating margins increased for the quarter ended September 30, 1998 due to a gain recorded on the sale of equipment.

Current Year to Date Versus Prior Year to Date

Operating revenues for the nine-month period ended September 30, 1998 increased slightly relative to the same period in 1997. Higher kWh sales to retail and two of the three wholesale customers were the major causes for this increase. This more than offset a decline in fuel surcharge revenue caused by lower fuel costs and lower revenues from economy energy sales.

Purchased power decreased and administrative, general and other expenses increased for the nine-month period ended September 30, 1998 for essentially the same reasons outlined in the quarter-to-date comparison section. Transmission expense was lower for the period due mostly to station equipment maintenance activities being focused on distribution substations in 1998 versus transmission substations in 1997. Additionally, transmission line clearing expense was higher in 1997 than the current period, which further contributed to the overall decrease.

Other interest expense decreased for the nine-months ended September 30, 1998 for the same reason outlined above in the analysis of the quarter-to-quarter variance.

Other non-operating margins were higher in 1998 than in 1997 due to the aforementioned gain on the sale of equipment and patronage capital credits received from CoBank.

Financial Condition

Total assets declined by 1.6% from December 31, 1997 to September 30, 1998. The decrease is due primarily to lower balances in the electric plant accounts. A decrease in accounts receivable also contributed to the overall decrease. The lower balances in the electric plant accounts were caused by the adoption of a new method of accounting for the general plant asset class. Beginning in January of 1998, general plant assets were amortized by account classification instead of being depreciated on an individual asset basis. Adoption of this method resulted in the write-off (to accumulated depreciation) of general plant assets that were acquired prior to the beginning of the amortization periods. The seasonal decline in accounts receivable and paydowns received on the undercollected fuel surcharge balance were the primary causes of the lower accounts receivable balance at September 30, 1998. These decreases were offset somewhat by a higher deferred debit balance caused in large part by project costs related to the Year 2000 information systems conversion project. Notable changes to total liabilities include the decrease in First Mortgage bonds payable resulting from the March bond payment and the decrease in accrued interest resulting from the September bond payment. These changes were offset somewhat by the draw on the CoBank line of credit in the third quarter.

Liquidity and Capital Resources

Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $50 million line of credit from NRUCFC and a $35 million line of credit with CoBank. At September 30, 1998, Chugach had $5 million outstanding with CoBank that carried an interest rate of 6.65%. There were no amounts outstanding on the NRUCFC line at September 30, 1998.

Capital construction in 1998 is estimated at $28 million. At September 30, 1998 approximately $12.2 million has been expended.

Chugach has negotiated a supplemental indenture (Third Supplemental Indenture of Trust) with CoBank that previously allowed up to $80 million in future bond financing. Chugach amended the Third Supplemental Indenture of Trust (with the Seventh Supplemental Indenture of Trust) that eliminated the maximum aggregate amount of bonds the company may issue under the agreement. At September 30, 1998, Chugach had bonds in the amount of $71.1 million outstanding under this financing arrangement. The balance is comprised of a $1.1 million bond (CoBank
1) which carries an interest rate of 8.95% maturing in 2002, a $10 million bond (CoBank 2) priced at 7.76% due in 2005, a $21.5 million bond (CoBank 3), a $23.5 million bond (CoBank 4) and a $15 million bond (CoBank 5) due in 2002, 2007 and 2012. The rates on CoBank 3, 4 and 5 were recently fixed at 5.60% for five years. Prior to this, the bonds had been subject to periodic repricing. Principal payments on the CoBank 3 and 4 bonds commence in 2003 and continue through 2022. Additionally, Chugach has negotiated a similar supplemental indenture (Fifth Supplemental Indenture of Trust) with NRUCFC for $80 million. At September 30, 1998 there were no amounts outstanding under this financing arrangement.

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

Year 2000

Chugach has considered the impact of Year 2000 issues on its computer systems and applications and developed a remediation plan. Chugach's consideration included not only financial information systems but also applications in operational areas and the impact of interaction with suppliers, customers and vendors where appropriate. Conversion activities are in process and the Association expects conversion and testing to be completed by August 1999. Chugach expects that completion of the project will result in additional expenditures of approximately $1.0 million.

Outlook, Update

As previously reported, Chugach has been extensively involved in the effort to introduce retail customer choice for electric service in Anchorage. After several customers in a neighboring utility's service area formally asked Chugach to provide their power, Chugach requested access over the other utility's distribution and transmission system and asked the APUC to enforce this request. The APUC recently denied Chugach's request on the grounds that Chugach must first request an expansion of the geographic area described in its Certificate of Public Convenience and Necessity in order to become authorized to serve in the neighboring utility's service territory and gain access over the other utility's system. This ruling has the effect of reinforcing the exclusive service territory concept. The APUC is currently considering whether it will assess costs, damages or other sanctions for Chugach's activities to promote retail customer choice. Chugach is currently reviewing its options including the possibility of an appeal and filing to expand its service territory to include other areas contiguous to its existing geographically described service territory. However, a final determination has not been made.

Chugach has also been active at the State legislative level in support of the customer's right to choose their retail electric power supplier. While no legislation was passed during this year's legislative session, a joint committee was formed to study the issue and report when the new session convenes in early January 1999. The public hearing and testimony process is currently underway. The Joint Committee, with cooperation of the APUC has undertaken to commission a study of retail competition. It is still not possible, however, to predict the outcome of this process.

Environmental Matters

Refer to Part II, Item 1 for an update on the status of the Standard Steel Salvage Yard Site litigation.

Other Matters

The Association has received an unsolicited proposal from its largest wholesale customer, Matanuska Electric Association, Inc. (MEA), under which MEA would acquire substantially all of the assets of the Association in exchange for the assumption of substantially all of the Association's liabilities. Representatives of MEA presented a basic outline of the proposal to the Association without prior notice to the Association, at a joint meeting of the board of directors of both companies held on October 12, 1998. The Association has not been provided certain additional information it has requested from MEA, so the Association's understanding of MEA's proposal is necessarily limited to the information presented at that joint board meeting and in statements made by MEA to its members, the public and the media. Under the proposal as the Association currently understands it, the generation and transmission assets of the Association would be transferred to a subsidiary of MEA, the assets comprising the Association's distribution system would be transferred to MEA itself, and the Association's members would become members of MEA. MEA has also stated that, at the time of the acquisition, it would borrow enough money to defease the Association's outstanding 1991 First Mortgage Bonds (i.e., to purchase a pool of U.S. government or U.S. government-backed securities that would generate sufficient cash flow to make scheduled debt service payments during the remaining life of those bonds) and to repay its outstanding CoBank bonds, plus an additional $42.5 million that would be distributed in cash (at the rate of $500 per member) to all of the members of the combined organization. On November 2, citing uncertainty over whether MEA will be successful in its bid to acquire the Association's assets, Standard & Poor's rating service placed its single-"A" rating on the Association's 1991 Series A Bonds on "CreditWatch with developing implications," meaning the rating may be raised, lowered or affirmed. The Association has engaged independent financial advisers to assist the board in its evaluation of the MEA proposal. The board of directors of the Association discussed the MEA proposal at executive sessions on October 21, November 4 and November 12. After evaluating information provided by MEA and analyses of the MEA proposal presented by the Association's staff and independent financial advisers, the board rejected the MEA proposal in an open meeting immediately following the conclusion of its November 12 executive session. The board has expressed its continuing intention to consider other opportunities available to the Association and its continuing willingness to consider any additional information that may be supplied by MEA. However, in a letter to the Association dated November 4, 1998, MEA's general manager stated that MEA's future communications on this matter would be directed to the Association's membership rather than the board of directors or staff, and that MEA would pursue the matter through a petition process, presumably to gather sufficient signatures from the Association's members to force a special meeting of the members for the purpose of considering the MEA proposal. Alaska law prohibits the Association from disposing of a substantial portion of its assets unless the disposition is approved by a majority of the members of the Association and by at least two-thirds of those actually voting on the proposal, except that the board may authorize the Association to sell its assets to another cooperative if the transaction is approved by a majority of those voting in an election in which a much smaller percentage of the membership votes and the purchaser expressly agrees to assume the Association's obligations under existing collective bargaining agreements. MEA has taken the position that the board of directors would be compelled to approve the sale if two-thirds of the members voting approve the transaction and those voting in favor of the transaction constitute a majority of all of the Association's members. The

Association believes that, although member approval is a legal prerequisite to the proposed sale to MEA, the sale can not legally occur unless the Association's board of directors also approves the sale in the exercise of its independent judgment.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Standard Steel Salvage Yard Site

The history of the cost recovery action, settlement, site investigation and cleanup activities relating to this Site is set forth in the 10-Q for the period ending June 30, 1998. The full investigation and cleanup (remedial action) of the Site was substantially completed as of September 30, 1998. A relatively minor amount of additional Site work and additional reporting will be performed in 1999 to complete the remedial action. Although the costs of the 1999 work as well as the total oversight costs of EPA and other federal agencies are not yet known, Chugach has pre-funded these costs and, based on estimates for 1999, it is not anticipated that Chugach will be required to make any further payments relating to the remedial action at the Site.

Four of Chugach's insurance carriers have been paying, under a reservation of rights, Chugach's costs of defense for the Site. By agreement dated May 15, 1998, these four insurance carriers agreed to pay the majority of Chugach's costs relating to the Site, including investigation and remedial action costs, EPA oversight costs, and attorneys' fees. This settlement preserves Chugach's potential claim for natural resource damages and is anticipated to result in Chugach paying no more than $500,000 for all Site costs. Management believes that the latter amount would be fully recoverable in rates and therefore would have no impact on Chugach's financial condition or results of operations.

Items 2, 3, 4 and 5

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     (a)   Exhibits:

               Settlement Agreement dated the 15th day of May 1998 by and between Nationwide Mutual Insurance Company, Alaska National Insurance Company, Providence Washington Insurance Company and Admiral Insurance Company and Chugach Electric Association, Inc.

               Financial Data Schedule.

     (b) Reports on Form 8-K:

               No reports on Form 8-K were filed for the quarter ended September 30, 1998.

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


                           Date:     November 16, 1998



                           By:      /s/ Evan J. Griffith, Jr.
                                    Evan J. Griffith, Jr.
                                    Executive Manager, Finance & Energy Supply


                           Date:     November 16, 1998

EXHIBITS

Listed below are the exhibits which are filed as part of this Report:


Exhibit
number                              Description                            Page


19.5 Settlement Agreement dated the 15th day of May 1998 by and between Nationwide Mutual Insurance Company, Alaska National Insurance Company, Providence Washington Insurance Company and Admiral Insurance Company and Chugach Electric
                  Association, Inc.                                         16


27                Financial Data Schedule.                                  **




**  Filed Electronically