Form 10-K
period 1998-12-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 1999-03-31
CIK 878004

FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              (As last amended in Rel. No. 34-31327, eff. 10-21-92)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(x) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1998

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from ______________________ to ______________________

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


                             (Title of class)


                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes / / No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. N/A

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405). N/A

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          1998 Form 10-K Annual Report

                                Table of Contents

                                                                           Page
                                    PART I

Item  1   -  Business                                                       1

Item  2   -  Properties                                                    14

Item  3   -  Legal Proceedings                                             21

Item  4   -  Submission of Matters to a Vote of Security Holders           23

                                    PART II

Item  5   -  Market for Registrant's Common Equity and Related
                  Stockholder Matters                                      23

Item  6   -  Selected Financial Data                                       23

Item  7   -  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                24

Item  7A -  Quantitative and Qualitative Disclosures About Market Risk     36

Item  8   -  Financial Statements and Supplementary Data                   37

Item  9   -  Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                 61

                                    PART III

Item 10   -  Directors and Executive Officers of the Registrant            61

Item 11   -  Executive Compensation                                        63

Item 12   -  Security Ownership of Certain Beneficial Owners and
                  Management                                               67

Item 13   -  Certain Relationships and Related Transactions                67

                                    PART IV

Item 14   -  Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K                                              67

          SIGNATURES                                                       81

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report that do not relate to historical facts, including statements relating to future plans, events or performance, are forward-looking statements that involve risks and uncertainties. Actual results, events or performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, that speak only as of the date of this report and the accuracy of which is subject to inherent uncertainty. Chugach Electric Association, Inc. (Chugach or the Association) undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances that may occur after the date of this report or the affect of those events or circumstances on any of the forward-looking statements contained in this report.

                                     PART I

                                Item 1 - Business

GENERAL

Chugach is the largest electric utility in Alaska. Chugach was organized as an Alaska not-for-profit electric cooperative in 1948 and is engaged in the generation, transmission and distribution of electricity to approximately 69,000 metered locations in the Anchorage and upper Kenai Peninsula areas. Through an interconnected regional electrical system, Chugach's power flows throughout Alaska's Railbelt, a 600-mile-long area stretching from the coastline of the southern Kenai Peninsula to the interior of the state, including Alaska's largest cities, Anchorage and Fairbanks. On a regular basis, through its direct service to retail customers and indirectly through its wholesale and economy energy sales, Chugach provides some or all of the electricity used by approximately two-thirds of Alaska's electric customers. In addition, on a periodic basis, Chugach provides electricity to the city-core customers of Anchorage Municipal Light & Power (AML&P).

Chugach also supplies much of the power requirements of three wholesale customers, Matanuska Electric Association (MEA), Homer Electric Association (Homer) and the City of Seward (Seward). Substantially all of Chugach's currently-owned generating capacity is fueled by natural gas, which Chugach purchases under long-term, relatively low-cost gas contracts. The remainder of Chugach's generating resources are hydroelectric facilities. The Chugach system includes 501.4 megawatts (MW) of installed generating capacity that is provided by 15 solely-owned generating units, and another 11.7 MW of generating capacity from two hydroelectric units that are owned jointly with MEA and AML&P. Chugach operates 1,577 miles of distribution line and 402 miles of transmission line. During 1998, Chugach sold 2.06 billion kilowatt hours (kWh) of power.

Cooperatives  are  business  organizations  that are  owned  by  their  members.
Cooperatives are designed to give groups of individuals or entities the opportunity to serve their own needs in a particular area of business activity and to solve their own problems in that area more
                                        1

effectively than when acting individually. In addition, as not-for-profit organizations, cooperatives are intended to provide services to their members at the lowest possible cost, in part by eliminating the need to produce profits or a return on equity. Today, cooperatives operate throughout the United States in such diverse areas as utilities, agriculture, irrigation, insurance and credit. All cooperatives are based upon similar principles and legal foundations. Since members' equity is not considered an investment, a cooperative's objectives and policies are oriented to serving member interests, rather than maximizing return on investment.

Chugach's members are the consumers of the electricity sold by Chugach. As of December 31, 1998, Chugach had approximately 55,500 retail members receiving service at approximately 69,000 metered locations. The business and affairs of Chugach are managed by the General Manager and are overseen by its seven-member Board of Directors (the Board). Directors are elected at large by the membership and serve three-year staggered terms. Each member is entitled to one vote. In addition to voting for directors, members have voting rights with respect to the sale, lease, or other disposition, except by mortgage or deed of trust, of all or a substantial portion of Chugach's property.

Chugach customers are billed per a tariff rate, on a monthly basis for electrical energy consumed during the preceding month. Billing rates are approved by the APUC (see Rate Regulation and Rates).

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

In furtherance of Chugach's operations as a cooperative, Chugach credits to its members, or patrons, all amounts received from the patrons for the furnishing of electricity in excess of Chugach's operating costs, expenses and provision for reasonable reserves. Such excess amounts (i.e., assignable margins) are considered capital furnished by the patrons, and are credited to their accounts and held by Chugach until such future time as they are retired and returned without interest. Chugach's Bylaws provide that such capital credits are to be retired (i) upon Chugach's dissolution or liquidation after payment of all of Chugach's outstanding indebtedness or (ii) at any earlier time if the Board of Directors determines that Chugach's financial condition will not be thereby impaired. At December 31, 1998, Chugach has a practice of retiring patronage capital on a first in-first out (FIFO) basis for retail customers. At the end of 1998, Chugach had authorized for retirement all retail capital credits through 1983 and approximately one-third of 1984 retail credits. Wholesale capital credits have been retired on a 10-year cycle pursuant to the Equity Management Plan Settlement Agreement despite its expiration in 1995. A Settlement Agreement (different than the aforementioned agreement) has been negotiated with Alaska Electric Generation & Transmission Cooperative, Inc., (AEG&T/MEA/Homer) and has been approved by the APUC. Under this agreement, wholesale capital credits continued to be rotated on a 10-year cycle through 1998. After 1998,
                                        2


wholesale capital credits are expected to be rotated using the retail schedule in place at that time. In 1998, the Board authorized retirement of 1988 wholesale capital credits in the amount of $1,533,287. Approval of actual capital credit retirements is at the discretion of the Association's Board.

As an electric cooperative, Chugach is exempt from federal income taxation under
Section 501(c)(12) of the Internal Revenue Code (Code). Alaska electric cooperatives must pay to the State of Alaska, in lieu of state and local ad valorem, income and excise taxes, a tax at the rate of $0.0005 per kWh of electricity sold in the retail market during the preceding year. In addition, Chugach collects a regulatory cost charge of $.000280 per kWh of retail electricity sold. This charge is assessed to fund the operations of the APUC. It is a pass-through and thus does not impact Chugach margins.

Chugach's workforce consists of approximately 348 full-time employees. Approximately two-thirds of Chugach's employees are members of the International Brotherhood of Electrical Workers (IBEW). Chugach has three collective bargaining agreements with the IBEW that are currently open for negotiation. Although each of the contracts expired January 31, 1998, the parties have agreed that the contracts shall continue in effect until new contracts are put in place. If the parties cannot agree on the terms of new agreements, all outstanding issues will be decided through interest arbitration. The Union cannot strike and Chugach cannot lockout under the continuing agreement.

Unsolicited Acquisition Proposal by Matanuska Electric Association, Inc.

In October 1998, MEA, Chugach's largest wholesale customer presented to the Board of Chugach the unsolicited MEA proposal to acquire substantially all of Chugach's assets in exchange for the assumption of Chugach's liabilities. Although MEA has not provided many details of the MEA proposal, it has stated that the generation and transmission assets of Chugach would be transferred to a subsidiary of MEA, the assets comprising Chugach's distribution system would be transferred to MEA itself, and Chugach's members could become members of MEA. MEA has also stated that, at the time of the acquisition, it would borrow enough money to defease (i.e. to purchase a pool of U.S. government-backed securities that would generate sufficient cash flow to make scheduled debt service payments during the remaining life of the defeased obligations) or refinance Chugach's outstanding Series A Bonds and to refinance Chugach's outstanding CoBank bonds plus an additional $42.5 million that would be distributed in cash to the members of the post-acquisition MEA. On November 2, 1998, citing uncertainty over whether MEA would be successful in its bid to acquire Chugach's assets, Standard & Poor's Rating Service placed its single "A" rating on the Series A Bonds on "Credit Watch with developing implications", meaning the rating may be raised, lowered or affirmed.

After evaluating information provided by MEA and analyses of the MEA proposal presented by Chugach's staff and independent financial advisors, the Board rejected the MEA proposal on November 12, 1998. Thereafter, MEA withdrew the provision of the MEA proposal which

                                        3

contemplated that the Board of Directors of MEA, following the consummation of the MEA proposal, would include minority representation from among the members of the Board. MEA also stated that MEA's future communication on this matter would be directed to Chugach's membership rather than the Board or Chugach's staff and MEA began circulating a petition to gather a sufficient number of signatures from Chugach's members to force a special meeting of Chugach's members for the purpose of considering the MEA proposal. Under the Alaska Electric & Telephone Cooperative Act, a special meeting of the members of Chugach may be called by 10% of Chugach's members.

In February and March 1999, MEA issued public statements that it had received sufficient petition signatures from Chugach members to compel the holding of a special meeting but that it would seek an advisory vote of its own members before submitting such signatures to Chugach. To date, MEA has not submitted any petition signatures to Chugach and Chugach has therefore not had occasion to initiate the formal tabulation that would be necessary to determine whether a sufficient number of duly and validly signed petitions have been submitted and, if so, the legal implication of such petitions with respect to the MEA proposal.

Alaska law prohibits Chugach from disposing of a substantial portion of its assets unless the disposition is approved by a majority of the members of Chugach and by at least two-thirds of those actually voting on the proposal, except that the Board may authorize Chugach to sell its assets to another cooperative if the transaction is approved by a majority of those voting in an election in which a much smaller percentage of the membership votes and the purchaser expressly agrees to assume Chugach's obligations under collective bargaining agreements. MEA has taken the position that the Board would be compelled to approve the sale of Chugach's assets to MEA if two-thirds of Chugach's members voting at a special meeting of the members approved the transaction and those voting in favor of the transaction constituted a majority of all of the members. Chugach believes that, although member approval clearly is a prerequisite to any sale to MEA, no such sale could legally occur unless the Board also approves the sale in the exercise of its independent judgment.

It is unclear whether a special meeting of Chugach's members will be called to consider the MEA proposal, whether Chugach's members would approve the MEA proposal by a supermajority vote if it were submitted at a special meeting of members, what legal effect (if any) approval by a supermajority of Chugach's members would have in light of the rejection of the MEA proposal by the Board, and whether any acquisition - even if approved by Chugach - would be approved by the APUC. It is, therefore, not possible to determine at this time the outcome of the MEA proposal. However, in view of numerous uncertainties associated with the consummation of the MEA proposal, including those referred to above, Chugach believes that there is not a material likelihood that the MEA proposal will be consummated. Accordingly, while Chugach has publicly stated its belief that the consummation of the MEA proposal (including the additional borrowing that would be associated therewith) would adversely affect the financial condition, results of operations, capital resources and liquidity of Chugach, Chugach does not believe that there is a material likelihood that these consequences will occur.

                                        4


Characteristics of the Service Areas of Chugach and its Largest Customers

As indicated in the foregoing, the service areas of Chugach and its wholesale and economy energy customers are often described collectively as the Railbelt Region of Alaska because the three geographic areas (the Interior, Southcentral and the Kenai Peninsula) are linked by the Alaska Railroad.

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

The Matanuska-Susitna (Mat-Su) Borough is immediately north of the Municipality of Anchorage, centered around the communities of Palmer and Wasilla. Although agriculture, tourism, mining and forestry are factors in the economy of the Matanuska-Susitna Borough, the economic well-being of the area is closely tied to that of Anchorage and many Mat-Su residents commute to jobs in Anchorage.

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

Fairbanks is the center of economic activity for the central part of the state (known as the Interior). Fairbanks (250 air miles north of Anchorage and about 400 air miles south of Alaska's northern border) is Alaska's second largest city. Basic economic activities in the Fairbanks region include federal and state government and military operations, the University of Alaska, tourism and support of natural resource development in the Interior and northern parts of the state. Recently a major gold mine has commenced operation near Fairbanks. The Trans-Alaska Pipeline System (crude oil) passes near Fairbanks on its route from the North Slope oilfield.

Competition

Chugach has been active in the effort to promote customer choice in the retail market in Anchorage. Chugach requested access over a neighboring utility's distribution and transmission system and asked the APUC to enforce the request. The APUC ruled that open retail competition did not yet exist in Alaska.

Chugach has also been actively supporting the customer's right to choose their electric power supplier at the State Legislature. Virtually all Alaskan utilities have opposed Chugach's efforts to develop competition and are striving to maintain exclusive service territories. At this time

                                        5

no bill relating to customer choice has moved out of legislative committee.

At least one electric power load aggregator is active in the Anchorage market. The outcome of Chugach's efforts to open access over the neighboring utility's system will impact the success and number of load aggregators operating on the interconnected system. At this time, it is not possible to predict the impact that load aggregators will have on Chugach's revenue.

To meet these competitive challenges, Chugach has formed a Marketing Department, continues to operate its key account program for larger customers and is developing new services to enhance existing customer's satisfaction.

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

The APUC approved Chugach's petition to withdraw from the SRF process in July 1998. Future demand and energy rate changes will now be sought through general rate case and other normal APUC procedures. While the formal ratemaking process typically takes nine months to one year, it is within the APUC's authority to authorize, after a notice period, rate changes on an interim-refundable basis. In addition, the APUC has been willing to open limited dockets to resolve specific issues from which expeditious decisions can often be generated.

In Order No. 18 of Docket U-96-37, at the urging of one of Chugach's wholesale customers, the APUC ordered retroactive refunds in the approximately amount of $1.2 million for fuel surcharge rates charged in 1995 - 1997. The Order is in connection with Chugach's fuel and purchased power cost adjustment factors, that are adjusted on a quarterly basis. It is Chugach's position that retroactive refunds of quarterly surcharge revenues violate the rules against retroactive ratemaking and constitutional due process protections. Chugach has appealed this decision to the Superior Court for the State of Alaska. Chugach's request for stay of the
                                        6

Commission refund order has been granted. It is not possible at this time to determine the outcome of this appeal.

In addition, MEA filed a separate lawsuit to force Chugach to pay the same refund ordered by the APUC and expanded the requested refund period to include 1990 - 1994. At Chugach's request, the Superior Court has dismissed this suit.

Order No. 18 in Docket U-96-37 also resolved methodological issues in the calculation of base rates. With this Order, the provisions of the Settlement Agreement can be implemented. As part of the Settlement Agreement with AEG&T/MEA/Homer, Chugach has committed that the demand and energy rate levels established on the 1995 test year in Docket U-96-37 will remain at no higher than those levels through 1999 and may be reduced if existing rates provide returns higher than specified in the agreement. Chugach may be required to grant a refund to Homer and MEA retroactive to January 1, 1997 (based on the 1996 test year filing). A provision for wholesale rate refunds of approximately $980,000 and $993,000 were recorded at December 31, 1997 and December 31, 1998, respectively, to accommodate certain rate adjustment clauses contained in the Settlement Agreement. Chugach anticipates the filing of the 1996 test year revenue requirement in March 1999.

In February 1998, Chugach and the City of Seward signed a new 10-year power sales agreement. The new power sales agreement, which is currently before the APUC under Docket U-98-70, contains a provision that allows Chugach to interrupt Seward at certain times during the year. A hearing has been scheduled for March 1999 and a final decision from the APUC is expected later in the year. The APUC has already approved the contract on an interim- refundable basis. As a result of this new power sales agreement, revenues derived from sales to the City of Seward will decline about $350,000 annually, which represents a 15 percent reduction. A provision for a rate refund of $198,180 has been made to reflect the agreed upon effective date between Chugach and the City of Seward on an interim-refundable basis of the new contract.

The Association will continue to recover changes in its fuel and purchased power expense levels through routine fuel surcharge filings with the APUC. See the Fuel Surcharge section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Indenture of Trust, Series A, First Mortgage bonds (Indenture) dated September 15, 1991 requires Chugach to set rates designed to yield margins for interest (a TIER-like statistic) equal to at least 1.20 times total interest expense. The authorized rate-setting TIER level of 1.35 has allowed Chugach to achieve greater than the 1.20 margins for interest. In 1998, Chugach's achieved TIER was 1.35.

Sales to Customers

The following table shows the energy sales to and electric revenues from Chugach's retail, wholesale, and economy energy customers for the year ended December 31, 1998:

                 Energy Loads and Revenues by Class of Customer


                                                     Percent of Total
                              MWh      1998 Revenues   1998 Revenues

Direct retail sales:
   Residential              487,622     $ 49,892,878       35.6%
   Commercial               551,609       43,310,657       30.9%
       Total              1,039,231       93,203,535       66.5%

Wholesale sales:
   MEA                      506,137       25,203,274       18.0%
   Homer                    403,398       18,225,576       13.0%
   Seward                    58,643        2,284,408        1.6%
        Total               968,178       45,713,258       32.6%

Economy Energy Sales:
   GVEA                      46,322        1,288,077        0.9%
   Other                      2,232           50,648        0.0%
   Total                     48,554        1,338,725        0.9%

Total sales to customers  2,055,963     $140,255,518      100.0%




Note: 1998 Wholesale Revenues include a $1,201,636  provision for rate refund to
accommodate   certain  rate  adjustment  clauses  contained  in  the  Settlement
Agreement reached in Docket U-96-37.

Retail Customers

Service Territory. Chugach's retail service area covers the populated areas of Anchorage as well as remote mountain areas and villages. The service area ranges from the northern Kenai Peninsula on the South, to Tyonek on the West, to Whittier on the East and to Fort Richardson on the North.

Customers. Chugach directly serves approximately 69,000 meters. There are approximately 55,500 members of Chugach (some members are served by more than one meter). Chugach's customers are primarily urban and suburban. The urban nature of Chugach's customer base means that Chugach has a relatively high customer density per line mile. Higher customer density means that fixed costs can be spread over a greater number of customers. As a result of lower average costs attributable to each customer, Chugach benefits from a greater stability in revenue, as compared to a less dense distribution system in which each individual customer would have a more significant impact on operating results. For the past five years no retail customer accounted for more than 5% of Chugach's revenues.

Wholesale Customers

Chugach is the principal supplier of power under wholesale power contracts with MEA, Seward and Homer. Chugach's wholesale power contracts represented $45.7 million in revenues and 47.1% of Chugach's total MWh sales to customers in 1998.

MEA and Homer. Chugach's contract with AEG&T (a generation and transmission cooperative of which MEA and Homer are the only full members; AML&P is an associate member) for the benefit of MEA obligates MEA to purchase all of its electric power requirements from Chugach. Contractually, MEA has the right, subject to APUC approval, to convert to a net requirements purchaser of power from Chugach, under which MEA would be obligated to buy its needed power from Chugach, net of its power needs satisfied from any of its own or AEG&T's resources (including from the 39 MW Soldotna 1 gas-fired generating station owned by AEG&T).

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

Chugach's contract with AEG&T for the benefit of Homer obligates Homer to take or pay for 73 MW of capacity (demand), and not less than 350,000 MWh (energy) per year. The Homer contract includes certain limitations on the costs that may be included in the rates charged to Homer by Chugach. The Homer contract expires on January 1, 2014. Homer's remaining resource requirements are provided by AEG&T's Soldotna unit and AEG&T shares attributable to Homer from the Bradley Lake hydroelectric project. Chugach and AEG&T have signed a dispatch agreement whereby Chugach has access to all of the Soldotna unit output except that which is required to supply Homer's load in excess of 73 MW. The term is for 40,000 operating hours or 10 years, whichever is first, although the term will be extended by three years if Chugach makes significant use of the unit during the last three years of the original contract term. AEG&T receives payment for variable operating and maintenance costs plus a margin for energy produced by the unit. Chugach obtained use of the unit output while AEG&T retained ownership costs and responsibility. In 1998, Chugach used 41,222 MWh from the Soldotna unit.

In October 1998 the Chugach Board authorized the General Manager to enter into a revised dispatch agreement with Homer and AEG&T. Under the agreement, Homer and AEG&T anticipate relocating the Soldotna Unit to a Unocal fertilizer production facility near Nikiski, Alaska within the Homer service area and installing equipment to produce process steam using heat recovery from the turbine. The dispatch agreement, subject to pending amendments to existing fuel supply arrangements, allows Chugach to economically incorporate the unit into Chugach's generation and transmission system and will ensure that Homer purchases all energy available under the existing power supply contract. Gas will be provided by Unocal to meet Homer loads in excess of 73 MW and may provide a portion of the fuel for Homer loads in excess of the minimum energy takes. The new dispatch agreement will replace the existing agreement when the unit is relocated and will terminate coincident with the Homer power supply contract in 2024.

Seward. Chugach currently provides all the firm power needs of Seward. A new contract with Seward, with an interruptible provision, is awaiting approval by the APUC. In 1998, sales to Seward amounted to 2.9% of Chugach's MWh sales to customers.

Economy Customers

Golden Valley Electric Association. Under the terms of Chugach's agreement with Golden Valley Electric Association (GVEA), GVEA is obligated, under certain circumstances, to purchase, if available from Chugach, its non-firm energy needs until 2008. Sales under this agreement accounted for 2.25% of Chugach's 1998 MWh sales. Chugach and GVEA have entered into a tentative pooling agreement whereby the resources of both utilities would be dispatched on a common basis to reduce constraints on when non-firm energy would be available to GVEA. Construction of a coal-fired generation facility at Healy (Healy II), funded from a United States Department of Energy grant under the Clean Coal Technology III Demonstration Program, is complete. This facility began testing in early 1998 and has produced up to 50 MW of coal-fired power. GVEA reduced its purchases of non-firm energy from Chugach by taking firm power from Healy II. Chugach's management does not believe that such a reduction will have a material adverse effect on Chugach. The Ft. Knox gold mine, near Fairbanks, with an anticipated load of 30-35 MW began operation during the last quarter of 1996.

FUEL SUPPLY

In 1998, 84% of Chugach's power was generated from gas, and 91% of that gas-fired generation took place at Beluga.

Chugach's three sources of natural gas are (1) the Beluga River Field producers [ARCO Alaska, Inc. (ARCO), AML&P (old Shell) and Chevron USA Inc. (Chevron)],
(2) Marathon Oil Company (Marathon) and (3) ENSTAR Natural Gas Company (ENSTAR). ARCO, AML&P and Chevron each own one-third of the gas produced from the Beluga River Field and in 1998 provided approximately equal shares of the Beluga gas. Chugach has approximately 427 billion cubic feet (BCF) of gas committed to it from the Beluga River Field producers and Marathon. Chugach currently uses about 20 BCF of natural gas per year for firm service. Chugach believes that this usage will remain fairly constant and estimates that its current contract gas will last 15 to 19 years. In 1996, Shell sold its interests in the Beluga River Field to AML&P and AML&P assumed Shell's contractual obligations to sell natural gas to Chugach. Chugach believes that this transfer will have no material effect on the delivery of Beluga gas to Chugach.

The delivered price for Chugach's fuel supply is lower than that available to other generators in the interconnected Railbelt. AML&P burns natural gas purchased from the Beluga River Field producers and transported by ENSTAR. Chugach has a transportation contract with ENSTAR to transport Chugach gas purchased from Marathon or the Beluga River Producers to the Soldotna (AEG&T) and/or International Power plants (International). The rate for firm transportation is $0.63 per MCF and the rate for interruptible transportation is $0.30 per MCF. There is a minimum monthly bill of $2,600. The primary reasons that Chugach's fuel supply has a lower delivered price than that available to other generators are (i) Chugach purchases its gas directly from producers rather than from gas utilities and (ii) Chugach's power plants are located in close proximity to gas fields so that there are insignificant transportation costs included in the price of the fuel. AML&P currently depends on ENSTAR to transport all of the gas it uses. The ENSTAR tariff rate for this service is $105,000 per month plus $0.28 per MCF.

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

During Period 2, which began in June 1996 and continues until the earlier of the delivery of 180 BCF of natural gas or December 31, 2013, Chugach is entitled to take delivery of up to 180 BCF of natural gas (60 BCF per Beluga River Field producer). During this period, Chugach is required to take 60% of its total fuel requirements at Beluga from the three Beluga River Field producers, exclusive of gas purchased at Beluga under the Marathon contract for use in making sales to GVEA or certain other wholesale purchasers. The price for gas during this period under the ARCO and AML&P (old Shell) contracts is approximately 88% (or $1.35 per MCF on December 31, 1998) of the price of gas under the Marathon contract (described below), plus taxes. The price during this period under the Chevron contract is approximately 110% (or $1.68 per MCF on December 31, 1998) of the price of gas under the Marathon contract (described below), plus taxes.

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

Marathon

Chugach entered into a requirements contract with Marathon in September 1988 for an initial commitment of 215 BCF. The contract expires December 31, 2015 or, if earlier, the date on which Marathon has delivered to Chugach a volume of gas in total which equals or exceeds the total volume of gas that Marathon is required to sell and deliver to Chugach under the agreement. The base price for gas under the Marathon contract is $1.35 per MCF, adjusted quarterly to reflect the percentage change between the preceding twelve-month period and a base period in the average prices of West Texas Intermediate Crude Oil (a benchmark of the Light Sweet Crude Oil Futures Index), the Producer Price Index for natural gas, and the Consumer Price Index for heating fuel oil. The price on December 31, 1998, exclusive of taxes was $1.53 per MCF.

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

The original issuance consisted of bonds in the amount of $52,000,000 due in 2002 bearing interest at 8.08% (Series A 2002 Bonds) and bonds in the amount of $262,000,000 due in 2022 and bearing interest at 9.14% (Series A 2022 Bonds). Interest is payable semiannually on March 15 and September 15. The Series A 2002 Bonds are subject to annual sinking fund redemption at 100% of the principal amount thereof that commenced March 15, 1993. The Series A 2022 Bonds are subject to annual sinking fund redemption at 100% of the principal amount thereof commencing March 15, 2003. The Series A 2002 Bonds are not subject to optional redemption. The Series A 2022 Bonds are redeemable at the option of Chugach on any interest payment date at an initial redemption price of 109.14% of the principal amount thereof declining ratably to par on March 15, 2012. The Indenture prohibits outstanding short-term indebtedness (other than trade payables) in excess of 15% of Chugach's net utility plant and limits certain cash investments to specific securities. Chugach has reacquired $44,295,000 of the Series A 2022 bonds since December 1995 leaving a remaining balance of
                                       13

$217,705,000  at December 31, 1998.  In February  1999,  Chugach  reacquired  an
additional   $34,895,000  of  the  Series  A  2022  bonds  leaving  a  remaining outstanding balance of $182,810,000.

Chugach has negotiated a supplemental indenture (Third Supplemental Indenture of Trust) with CoBank which previously allowed up to $80 million in future bond financing. In 1998 Chugach finalized an amendment to the Third Supplemental Indenture of Trust (Seventh Supplemental Indenture of Trust) that eliminates the maximum aggregate amount of bonds the company may issue under the agreement. At December 31, 1998, Chugach had bonds in the amount of $71.1 million outstanding under this financing arrangement. The balance is comprised of a $1.4 million bond (CoBank 1) that carries an interest rate of 8.95% maturing in 2002, a $10 million bond (CoBank 2) priced at 7.76% due in 2005, a $21.5 million bond (CoBank 3), priced at 5.60%, a $23.5 million bond (CoBank 4) priced at 5.60%, and a $15 million bond (CoBank 5) priced at 5.60% in 2002, 2007 and 2012. Principal payments on the CoBank 3 and 4 bonds commence in 2003 and continue through 2022. Additionally, Chugach has negotiated a similar supplemental indenture (Fifth Supplemental Indenture of Trust) with National Rural Utilities Cooperative Finance Corporation (NRUCFC) for $80 million. At December 31, 1998 there were no amounts outstanding under this financing arrangement.

On March 17, 1999, Chugach entered into a Treasury Rate Lock Transaction with Lehman Brothers on $183 million of its Series A (2022) bonds at an all-in-rate of 5.679%. This "hedge" will insure the savings that could be achieved by refinancing these bonds in today's relatively low interest rate market at the call date in 2002. This transaction requires no payments until the settlement date of mid-February 2002 when a comparison of then-current rates with the hedge rate will define the payment scenario. Settlement payments are calculated on the basis of the Dollar Value of a Basis Point (DVBP) determined from Bloomberg's Financial Market Government Yield Analysis times 10,000. At settlement (in
2002), if the market interest rates are above the 5.679% transaction rate, Lehman Brother pays Chugach the difference between the current rate and 5.679% times DVBP. If the current rates are lower, Chugach pays Lehman Brothers under the same mathematics.

                               Item 2 - Properties

SYSTEM ASSETS

General

Chugach has 513.1 MW of installed capacity consisting of 17 generating units at five power plants. These include 365.6 MW of operating capacity at Beluga on the west side of Cook Inlet; 70.0 MW of power at Bernice Lake on the Kenai Peninsula; 48.6 MW of power at International Station in Anchorage; and 17.2 MW at Cooper Lake, which is also on the Kenai Peninsula. Chugach also has 11.7 MW of capacity from the two Eklutna hydroelectric plant generating units owned jointly with MEA and AML&P. In addition to its own generation,

Chugach purchases power from the 90 MW Bradley Lake hydroelectric project owned by the Alaska Energy Authority (AEA) through Alaska Industrial Development and Export Authority (AIDEA). Bradley Lake is operated by Homer and dispatched by Chugach. The Beluga, Bernice Lake and International facilities are all fueled by natural gas. Chugach owns its offices and headquarters, located adjacent to its International Station in Anchorage, in fee simple. Warehouse space for some generation, transmission and distribution inventory (including a small amount of office space) is leased from an independent party not directly affiliated with Chugach.


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

In 1997, Chugach acquired a partial interest in the Eklutna Hydroelectric Project. The plant is located on federal land pursuant to a United States Bureau of Land Management (BLM) right-of-way grant issued in October 1997.


The following table lists specifics of the generating facilities of Chugach:
                                                                  Commercial
           Facility     Type of Fuel     Rated Capacity (1)     Operation Date

Beluga Power Plant:

            Unit 1       Natural Gas            15.7                 1968

            Unit 2       Natural Gas            15.7                 1968

            Unit 3       Natural Gas            64.7                 1972

            Unit 5       Natural Gas            66.5                 1975

            Unit 6       Natural Gas            74.0                 1975

            Unit 7       Natural Gas            74.0                 1978

            Unit 8        Steam (2)             55.0                 1981

                                                365.6


Bernice Lake Power
   Plant:

            Unit 2       Natural Gas            19.0                 1971

            Unit 3       Natural Gas            25.5                 1978

            Unit 4       Natural Gas            25.5                 1981

                                                70.0


International
Generating Station:

            Unit 1       Natural Gas            15.0                 1964

            Unit 2       Natural Gas            15.1                 1965

            Unit 3       Natural Gas            18.5                 1969

                                                48.6


Cooper Lake
Hydroelectric Plant:

            Unit 1      Hydroelectric            8.6                 1960

            Unit 2      Hydroelectric            8.6                 1960

Eklutna Hydroelectric                           17.2
Plant (4):

            Unit 1      Hydroelectric            5.8                 1955

            Unit 2      Hydroelectric            5.9                 1955

                                                11.7

Total units        17                          513.1




(1)  Capacity rating in MW at 30 degrees Fahrenheit.
(2)  Steam  turbine-powered   generator  with  heat  provided  by  exhaust  from
     natural-gas fueled Units 6 and 7 (combined-cycle).
(3)  Beluga Unit 4 and Bernice Lake Unit 1 were retired during 1994.
(4) The Eklutna Hydroelectric Plant is jointly owned by Chugach, MEA and AML&P. The capacity shown is Chugach's 30% share of the plant's maximum output.


Transmission and Distribution Assets

As of December 31, 1998, Chugach's transmission and distribution assets included 39 substations and 402 miles of transmission lines, 931 miles of overhead distribution lines and 647 miles of underground distribution line. Chugach owns the land on which 21 of its substations are located and a portion of the right-of-way connecting its Beluga plant to Anchorage. In the 1997 Eklutna acquisition, Chugach also acquired a partial interest in two substations and additional transmission facilities.

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

Other Assets

Bradley Lake. Chugach is a participant in the Bradley Lake Hydroelectric Project (Bradley Lake), which is a 90 MW hydroelectric facility near Homer on the southern end of the Kenai Peninsula that was placed into service in September 1991. The project was financed and built by AEA through grants from the State of Alaska and the issuance of $166 million principal amount of revenue bonds supported by power sales agreements with six electric utilities that will share the output from the facility (Chugach, AML&P, Homer and MEA (through AEG&T), GVEA and Seward). Effective August 12, 1993, AEA became part of the Alaska Industrial Development and Export Authority (AIDEA). Chugach and the other participating utilities have entered into take-or-pay power sales agreements under which AEA has sold percentage shares of the project capacity and the utilities have agreed to pay a like percentage of annual costs of the project (including ownership, operation and maintenance costs, debt- service costs and amounts required to maintain established reserves). Under these take-or-pay power sales agreements, the purchasing utilities have agreed to pay all project costs from the date of commercial operation even if no energy is produced.

Chugach has a 27.4 MW or 30.4% share in Bradley Lake, and takes Seward's and MEA's shares which it net bills to them, for a total of 45% of the project's capacity.



The length of the agreement is fifty years from the date of commercialization or when the revenue bond principal is repaid, whichever is the longer. Chugach believes that, under a worst-case scenario, it could be faced with annual expenditures of approximately $4.1 million as a result of its Bradley Lake take-or-pay obligations. Chugach believes that this expense would be recoverable through the fuel surcharge ratemaking process. The share of debt service for which the Association is responsible is approximately $46,000,000 plus interest.

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

In January 1999, $28,910,000 of the Power Revenue Bonds, Fifth Series, were refinanced under a forward refunding arrangement. The true interest cost of the new bonds decreased to 5.25%. This produced a Net Present Value savings to the participating utilities of approximately $2,875,000. The Association's share of these savings will be approximately $546,000.

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

Eklutna. Chugach purchased a 30% undivided interest in the Eklutna Hydroelectric Project from the federal government. MEA purchased a 17% undivided interest in the Eklutna Project. The power MEA purchases from Eklutna is pooled with Chugach's purchases and sold back to MEA to be used in meeting MEA's overall power requirements. AML&P purchased the remaining 53% undivided interest in the Eklutna Project. Transfer of ownership occurred on October 2, 1997 in accordance with a transition plan. Chugach believes that the cost of power from the Eklutna Project will be less than it would have been under continued federal ownership.



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

Four of Chugach's insurance carriers have been paying, under a reservation of rights, Chugach's costs of defense for the Site. By agreement dated May 15, 1998, these four insurance carriers agreed to pay the majority of Chugach's costs relating to the Site, including investigation and remedial action costs, EPA oversight costs and attorneys' fees. This settlement preserves Chugach's potential claim for natural resource damages and is anticipated to result in Chugach paying no more than $500,000 for all Site costs. Management believes that the latter amount would be fully recoverable in rates and therefore would have no impact on Chugach's financial condition or results of operations.

Matanuska Electric Association, Inc. v. Chugach Electric Association U-98-180

Reference is made to Item 1 with respect to the MEA proposal and certain contractual relationships between Chugach and MEA. On December 2, 1998, MEA filed a complaint with the APUC. In the Matter of the Formal Complaint filed by MATANUSKA ELECTRIC ASSOCIATION, INC. Against CHUGACH ELECTRIC ASSOCIATION, Inc., U-98-180. MEA's complaint alleges that Chugach has engaged in "unreasonable management practices" in the management of the Series A Bonds. The complaint asks the APUC to issue an order instituting an investigation into the reasonableness and propriety of the continuing decision of Chugach not to defease such Bonds, which order would include convening a public hearing to take evidence as to whether Chugach's decision not to defease said Bonds constitutes an unreasonable management decision, and awarding MEA such additional relief as the APUC may find just and equitable. Chugach has filed an answer denying the material allegations of MEA's complaint, asserting that its management of the Series A Bonds has been reasonable and sound, and contending that defeasance of such Bonds would not be a prudent course of action. The answer also asserts that the APUC should not open an investigation on the ground that MEA's allegations do not implicate the kinds of management decisions into which it is appropriate for the APUC to inquire. MEA has filed a reply to Chugach's answer, which Chugach has moved to strike on the basis that such reply asserts new claims going beyond the core allegations in the complaint relating to Chugach's decision not to defease the Series A Bonds and relies on new factual allegations not contained in the complaint. Each party has
                                       21

filed additional motions regarding the pleadings of the other party.

To date, the APUC has not rendered any decision on any aspect of the case. If the APUC authorizes an investigation, Chugach will vigorously defend its financial management. Because of the preliminary nature of the case, Chugach has not been able to estimate the cost of its participation in the case, should the case proceed.


         Item 4 - Submission of Matters to a Vote of Security Holders

                                 Not Applicable

                                     PART II

                        Item 5 - Market for Registrant's
                  Common Equity and Related Stockholder Matters

                                 Not Applicable

                        Item 6 - Selected Financial Data

The following tables present selected historical information relating to financial condition and results of operations over the past five years:

Balance Sheet Data                    1998            1997           1996           1995             1994

Plant net:
   In service ..................   $386,235,421   $393,228,853   $400,052,837   $391,200,269   $ 390,969,561


   Construction work in
     progress ..................     30,405,736     24,664,395     19,826,957     27,068,964      22,795,657

      Electric plant, net ......    416,641,157    417,893,248    419,879,794    418,269,233     413,765,218

   Other assets ................     64,450,293     67,674,051     62,608,636     66,521,090      65,559,620

      Total assets .............   $481,091,450   $485,567,299   $482,488,430   $484,790,323   $ 479,324,838


Capitalization:
   Long-term debt ..............    305,917,699    312,006,501    307,905,847    305,641,703     303,675,870

   Capital leases ..............           --             --             --             --           131,582

   Equities and margins ........    114,023,296    109,119,697    104,477,942     99,230,550      94,579,059

      Total capitalization ....$    419,940,995   $421,126,198   $412,383,789   $404,872,253   $ 398,386,511


Summary Operations Data

Operating revenues .............    141,825,373    143,947,730    134,876,668    129,379,308     130,912,171

Operating expenses .............    110,737,441    113,070,990    100,913,804     95,920,361      90,151,993

Interest expense ...............     26,011,392     26,661,510     27,052,186     27,207,648      27,508,928

Amortization of gain on
  refinancing ..................      1,542,723      1,577,149      1,703,136      2,150,476       1,926,212

     Net operating margins .....      6,619,263      5,792,379      8,613,814      8,401,775      15,177,462

Nonoperating margins ...........      2,111,141      1,762,018      1,217,557        604,418        (249,028)

     Assignable margins ........   $  8,730,404   $  7,554,397   $  9,831,371   $  9,006,193   $  14,928,434





                  Item 7 - Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Reference is made to the information contained under the caption "CAUTION REGARDING FORWARD-LOOKING STATEMENTS" at the beginning of this Report. Reference is also made to the information contained in Item 1 with respect to the MEA proposal.

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

Revenues

Operating revenues include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues. In 1998, operating revenues were approximately 1.5% lower than 1997. This decrease was largely attributable to lower sales to Homer due to economy energy purchases from AML&P. Also, economy energy sales to GVEA decreased due to the Healy Clean Coal Plant testing activity in 1998. A total of $2,181,024 has been recorded in the provision for rate refund account since 1997. This provision was recorded in response to Docket U-96-37 which was opened by the APUC to resolve certain rate disputes with the wholesale customers. At December 31, 1998, Docket U-96-37 had not been closed. In addition, under the terms of a renegotiated power sales agreement with Seward they may be entitled to a refund. A provision for that rate refund was also included in the 1998 total provision. Retail demand and energy rates did not change in 1998 while demand and energy rates charged to MEA decreased slightly. Demand and energy rates to Homer remain unchanged. Seward's demand and energy rates dropped 15%. In 1997 operating revenues were approximately 6.7% higher than 1996. This increase was largely attributable to higher sales to retail and two wholesale customer classes. Higher fuel costs also contributed to the increase since fuel and purchased power costs are passed directly to customers through a fuel and purchased power adjustment factor. Retail demand and energy rates did not change in 1997 while demand and energy rates charged to MEA decreased slightly. Demand and energy rates to Homer and Seward did not change in 1997. Revenues and power sold were as follows for the years ended December 31:



                Year              MWh sold         Operating revenues

                 1998              2,055,963           $ 141,825,373

                 1997              2,269,453             143,947,730

                 1996              2,215,842             134,876,668


Chugach makes economy sales primarily to GVEA. These sales commenced in 1988 and have contributed to a portion of Chugach's growth in operating revenues. Chugach does not take such economy sales into consideration in its long-range resource planning process because these sales are non-firm sales that depend on GVEA's need for additional power and Chugach's available generating capacity at the time. In 1998, economy sales to GVEA constituted approximately .92% of Chugach's sales revenues. This decrease from previous year's Economy Energy sales is due primarily to the Healy Clean Coal Project (HCCP) entering testing in mid-1998, decreasing the need for GVEA to make economy power purchases.

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

In 1997, Chugach experienced higher than anticipated fuel and purchased power costs that were considered unusual and transitory in nature. In an effort to maintain overall price stability, Chugach requested and was granted a waiver by the APUC to leave fuel surcharge rates at the computed second quarter 1997 level through the fourth quarter 1997. Routine quarterly adjustments resumed January 1, 1998 and undercollected fuel and purchased power costs over this period were recovered throughout 1998.

At the urging of one of Chugach's wholesale customers, in Order No. 18 of Docket U-96- 37, the APUC ordered retroactive refunds in the approximate amount of $1.2 million for fuel surcharge rates charged in 1995 - 1997. The order is in connection with Chugach's fuel and purchased power cost adjustment factors, that are adjusted on a quarterly basis. It is Chugach's position that retroactive refunds of quarterly surcharge revenues violate the rules against retroactive ratemaking and constitutional due process protections. Chugach has appealed this decision to the Superior Court for the State of Alaska. Chugach's request for stay of the Commission refund order has been granted. It is not possible at this time to determine the outcome of this appeal.

Simplified Rate Filing

Since 1989 operating and maintenance costs and other nonfuel and purchased power costs have been recouped through a Simplified Rate Filing (SRF) process that enabled Chugach to raise its electric prices up to 8% over a cumulative twelve-month period or up to 20% over a cumulative thirty-six month period, subject to APUC approval.

In August 1996, the Board of Directors approved a petition to the APUC to withdraw from the SRF process. This petition was submitted to the APUC as part of Docket U-96-37, that was opened to resolve rate disputes with Chugach's wholesale customers. Interim- refundable rates for wholesale customers were ordered pending resolution of the docket. In February 1997, the APUC approved a Settlement Agreement between Chugach and AEG&T/MEA/Homer that resolved issues in the docket and established permanent rates. As part of the APUC Order, the Association was required to file Cost of Service and Revenue Requirement Studies. These studies were filed in March 1997.

The APUC approved Chugach's petition to withdraw from the SRF process in July 1998. Future demand and energy rate changes will now be sought through general rate case and other normal APUC procedures. While the formal ratemaking process typically takes nine months to one year, it is within the APUC's authority to authorize, after a notice period, rate changes on an interim-refundable basis. In addition, the APUC has been willing to open limited dockets to resolve specific issues from which expeditious decisions can often be generated.

Chugach's annual base rate changes (excluding fuel adjustments) for retail and wholesale classes for the years 1996 through 1998 were as follows:

                       1998         1997           1996

     Retail           0.00%        0.00%          0.00%

     Wholesale:
         Homer        0.00%        0.00%          5.32%
         MEA         (0.20%)      (0.80%)         2.46%
         Seward     (15.00%)       0.00%          2.46%



Expenses

Chugach's operating expenses for the years ended December 31, 1998, 1997 and 1996 were as follows:


                   Year                 Operating expenses

                   1998                    $110,737,441

                   1997                    $113,070,990

                   1996                     100,913,804


Operating expenses for 1998 were 2.1% lower than 1997. Operating expenses for 1997 were 12.0% higher than 1996. The reasons for the significant operating expense variances follow:

Year ended December 31, 1998 compared to the year ended December 31, 1997

Production expense decreased in 1998 from 1997. There was a substantial decrease in the consumption of fuel at Beluga due to a 13.0% reduction in output from 1997 to 1998. This was a result of significantly reduced economy energy sales. This decrease was offset slightly by increased fuel costs for Bernice Lake due to decreased power purchases from Soldotna Unit #1. In 1998, it proved to be more economical to run our own units at Bernice Lake to increase reliability on the Kenai Peninsula, rather than purchase power from Soldotna Unit #1, as was done in 1997.

Purchased power expense decreased 40% in 1998 from 1997 due primarily to the previously mentioned decreased purchases from Soldotna Unit #1. In addition, there were unusual purchases made from AML&P in 1997 while maintenance was being performed on the transmission lines between Beluga and Anchorage. This was done to promote the system stability and avoid possible outages.

Transmission expense decreased in 1998 from 1997 due to the unanticipated cost of clearing the right-of-way from Quartz Creek substation to the Soldotna and Bernice Lake substations in 1997.

In preparation for competition and with the addition of new business ventures at Chugach, Sales Expense as a financial category was added in 1998. At December 31, 1998, $1,125,410 had been charged to Sales Expense for advertising and marketing of Chugach services.

Administrative and General expense increased from 1997 to 1998. This was caused by an update in the amount of common information services costs allocated to this category.


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


Margins

Chugach's assignable margins for the years ended December 31, 1998, 1997 and 1996 were as follows:

      Period    Net operating margins  Nonoperating margins  Assignable margins

       1998          $ 6,619,263            $ 2,111,141          $ 8,730,404

       1997          $ 5,792,379            $ 1,762,018          $ 7,554,397

       1996          $ 8,613,814            $ 1,217,557          $ 9,831,371


Nonoperating margins increased in 1998 over 1997. This increase was caused mostly by an increase in patronage capital allocation from CoBank in 1998 versus 1997.

Nonoperating margins increased in 1997 over 1996. This increase was caused by a gain recorded on the sale of a generator hot gas case that had been held in inventory.


Patronage Capital (Equity)

Chugach's patronage capital and total equity have shown steady growth, both in dollars and as a percentage of capitalization. The following table summarizes Chugach's patronage capital and total equity position since 1996:

                                                1998             1997              1996

Patronage capital at beginning of year .   $ 104,800,092    $ 100,685,517    $  95,421,358

Retirement of capital credits and estate
   payments ............................      (3,907,500)      (3,439,822)      (4,567,212)

Assignable margins .....................       8,730,404        7,554,397        9,831,371

Patronage capital at end of year .......     109,622,996      104,800,092      100,685,517

Other equity ...........................       4,400,300        4,319,605        3,792,425

                Total equity ...........   $ 114,023,296    $ 109,119,697    $ 104,477,942



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

                          Period                    TIER

                          1998                      1.35
                          1997                      1.30
                          1996                      1.39
                          1995                      1.34
                          1994                      1.58


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

MATERIAL CHANGES IN FINANCIAL CONDITION

Chugach maintained a stable asset base from 1997 to 1998. Notable changes among the components include: a decrease in cash (and cash equivalents) due to the paydown of the outstanding balance on the CoBank line of credit; an increase in Construction Work in Progress (CWP) due to increased construction activity and a decrease in accounts receivable due to the substantial decrease in economy energy sales to GVEA, as explained previously; and the decrease in the uncollected reimbursements from the Standard Steel matter.

Notable changes to other liabilities include: a lower balance in other liabilities due to decreased fuel and purchased power payables caused by decreased economy energy sales to GVEA; and the decrease in deferred credits resulting from the annual amortization of the original refinancing gain.

LIQUIDITY AND CAPITAL RESOURCES

Chugach  satisfies  its  operational  and  capital  cash  requirements   through
internally generated funds, a $50 million line of credit with the NRUCFC and a $35 million line of credit with CoBank.

At December 31, 1998, no balance was outstanding on the NRUCFC line. The NRUCFC line of credit expires October 14, 2002. At December 31, 1998, no amount was outstanding on the CoBank line. The CoBank line of credit expires August 1, 1999, but carries an annual automatic renewal clause.

Chugach's capital improvement requirements are based on long-range plans and other supporting studies and are executed through a five-year construction work plan.

Five-year work plans are fully developed and updated every year. Shown below is an estimate of capital expenditures for the years 1999 through 2002:


1999                            $33.9 million

2000                             34.1 million

2001                             23.7 million

2002                             28.2 million

2003                             33.7 million



    Following is a five-year summary of anticipated capital credit retirements:



         Year ending     Wholesale          Retail           Total

            1999                 0         1,766,000       1,766,000

            2000                 0         1,380,000       1,380,000

            2001                 0         1,293,000       1,293,000

            2002                 0         1,307,000       1,307,000

            2003                 0         1,241,000       1,241,000




Chugach's outstanding long-term obligations at December 31, 1998 are as follows:


      First mortgage bonds of 8.08% maturing in
        2002 and 9.14% maturing in 2022, with
        interest payable semiannually March 15
        and September 15:
                   8.08%                                 $  23,205,000

                   9.14%                                   217,705,000

      CoBank 8.95% bond maturing in 2002,
        with interest payable monthly and
        principal due semi-annually                          1,096,501

      CoBank 7.76% bond maturing in 2005,
        with interest payable monthly                       10,000,000

      CoBank 5.60% bonds maturing 2022, with
      interest payable monthly                              45,000,000

      CoBank 5.60% bonds maturing in 2002,
      2007 and 2012 with interest payable
      monthly                                               15,000,000

            Total long-term obligations                    312,006,501

      Less current installments                              6,088,802

            Long-term obligations, excluding
              current installments                      $  305,917,699




     Maturities of Long-term Obligations

     Long-term obligations at December 31, 1998 mature as follows:

                      Sinking Fund               Principal
    Year ending       Requirements               maturities
    December 31
                                                                       Total

                 First mortgage            CoBank
                       bonds           mortgage bonds

    1999              5,809,000               279,802                6,088,802

    2000              6,067,000               305,405                6,372,405

    2001              6,097,000               333,350                6,430,350

    2002              5,232,000             5,177,944               10,409,944

    2003              5,041,000               865,821                5,906,821

 Thereafter         212,664,000            64,134,179              276,798,179

                  $ 240,910,000          $ 71,096,501            $ 312,006,501





On September 19, 1991, Chugach issued $314 million of First Mortgage Bonds, 1991 Series A, for purposes of repaying existing debt to the FFB and the REA. Pursuant to Section 311 of the Rural Electrification Act, Chugach was permitted to prepay the REA debt at a discounted rate of approximately 9%, resulting in a discount of approximately $45 million. The gain on prepayment was deferred at December 31, 1991 because Chugach expected to pass the benefit of the gain through to ratepayers prospectively in the form of lower rates. In April 1992, Chugach received formal approval from the APUC to defer the gain and amortize it into income over the life of the bonds. Annual amortization for 1998 and 1997 was $1.7 million and for 1996 was $1.85 million.

Chugach has negotiated a supplemental indenture (Third Supplemental Indenture of Trust) with CoBank that previously allowed up to $80 million in future bond financing. In 1997 Chugach finalized an amendment to the Third Supplemental Indenture of Trust (Seventh Supplemental Indenture of Trust) that eliminates the maximum aggregate amount of bonds the company may issue under the agreement. At December 31, 1998, Chugach had bonds in the amount of $71.1 million outstanding under this financing arrangement. The balance is comprised of a $1.4 million bond (CoBank 1) that carries an interest rate of 8.95% maturing in 2002, a $10 million bond (CoBank 2) priced at 7.76% due in 2005, a $21.5 million bond (CoBank 3), priced at 5.60%, a $23.5 million bond (CoBank 4) priced at 5.60% and a $15 million bond (CoBank 5) priced at 5.60% due in 2002, 2007 and 2012. Principal payments on the CoBank 3 and 4 bonds commence in 2003 and continue through 2022. Additionally, Chugach has negotiated a similar supplemental indenture (Fifth Supplemental Indenture of Trust) with NRUCFC for $80 million. At December 31, 1998 there were no amounts outstanding under this financing arrangement.

Chugach management expects that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 1999 and thereafter.

YEAR 2000

Readiness Information

Chugach has recognized the need to investigate, test and remediate if necessary the critical systems and equipment under its control which could cause power and business disruptions in conjunction with what are collectively called "Year 2000" (Y2K) dates. Chugach has an active program underway that should be completed by the summer of 1999.

Chugach expects to fund its Y2K project internally and estimates it will incur between $9 and $11 million of incremental costs through March 1, 2000, associated with making the necessary modifications identified to date to applications and embedded devices. This projection includes contingencies and replacement systems that may be required. Chugach has incurred costs of approximately $7.7 million for Y2K projects through December 31, 1998, all of which has been capitalized.

Chugach's Y2K Project is divided into three primary phases. The first phase is "inventory and assessment" during which applications (both internally developed and vendor supplied) and devices (in the generation plants, substations, telecommunications and facilities) are identified and criticality to the business is determined. The second phase, "testing and remediation" occurs during the replacement or remediation of the systems and/or devices. The final phase is "contingency planning" during which specific backup plans will be developed for all "mission critical" applications, devices and systems. Chugach is also participating in the Y2K activities of several organizations including the North American Electric Reliability Council (NERC), Electric Power Research Institute (EPRI) and the National Rural Electric Cooperative Association (NRECA) who are developing a network to verify the risks and costs nationally, in the State and at Chugach.

Chugach's Y2K readiness program is divided along functional lines (real time and business systems) and each area is at a different point of completion. System testing at Chugach's four power plants is underway and will be complete by June 1999. In the transmission and distribution area, inventory and assessment activities are underway for the Supervisory and Control and Data Acquisition (SCADA) system, telecommunication, relaying and system protection assets. Testing and remediation are scheduled to be completed in June, 1999.

Chugach business systems Y2K readiness activities were complete by year-end 1998. General Ledger, Accounts Payable, Payroll, Materials Management Project Costing and Human Resources subsystems to the Financial Information System were converted by the end of 1998. Additionally, the Customer Billing System was updated to be Year 2000 compliant. The total cost of these conversions was $7.7 million. Remaining, non-critical financial subsystems needing to be converted in 1999 are the Budget Preparation subsystem and Fixed Assets system. We are also updating our Work Management subsystems. Finally, all the hardware connected to Chugach's business systems wide area network have been tested and found to be problem free.

The business systems team is currently developing contingency plans in the event of any failure. These plans will be ready by August 1999.

The Purchasing Department asked every vendor for a statement regarding their preparedness. All responses are due by the end of April 1999. If, after review of the individual vendor's response, it is determined that the vendor will not be Y2K compliant by year-end, Chugach will determine if it is worthwhile to continue the relationship with that vendor.

It is Chugach's goal that all Y2K readiness projects be complete by the summer of 1999 and no Chugach customers lose power for an extended time due to a Y2K problem. Based on the progress to date, Chugach believes the goals will be achieved.

Since contingency planning is in progress, the reasonably worst case scenario has not been determined at this time. Although contingency planning is by its nature speculative, the Y2K contingency plan will reduce the risk of material impacts on Chugach's operations due to Y2K problems.

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

Four of Chugach's insurance carriers have been paying, under a reservation of rights,

Chugach's costs of defense for the Site. By agreement dated May 15, 1998, these four insurance carriers agreed to pay the majority of Chugach's costs relating to the Site, including investigation and remedial action costs, EPA oversight costs and attorneys' fees. This settlement preserves Chugach's potential claim for natural resource damages and is anticipated to result in Chugach paying no more than $500,000 for all Site costs. Management believes that the latter amount would be fully recoverable in rates and therefore would have no impact on Chugach's financial condition or results of operations.

OUTLOOK

Nationwide, the electric utility industry is entering a period of unprecedented competition. Electric utilities in Alaska will not be immune from these competitive forces. Chugach has taken several steps to be more effectively positioned to meet the challenge of a competitive market for electricity.

Chugach participates in national benchmarking projects to improve system operations. The most recent studies have focused on mailroom operations, remittance processing, new service connections, system reliability and power production. As a result of these studies, Chugach has been able to make these processes more efficient which has led to lower costs. The Association is committed to continue reviewing all areas of its operations and to serve its customers in a way that maintains high reliability while containing the cost of electricity.

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

During 1998, Chugach updated its new strategic plan. In this plan, priority issues are identified that are critical to the company's success. Updated key result area targets were developed that track the most important measures of Chugach's performance.

Chugach has been active at the State Legislature in support of the customer's right to choose their electric power supplier. Virtually all Alaskan utilities have opposed Chugach's efforts to develop competition and are attempting to create exclusive service territories. At this time no bill relating to customer choice has moved out of legislative committee. Thus, it is not possible to predict the outcome of this legislative process.

In 1997 Chugach made organizational changes in preparation for competition. Recognizing that the new marketplace will probably be "unbundled" along the functional lines of generation, transmission and distribution, and retail services, Chugach's organizational structure reflects these functions. Operating with three divisions: Finance and Energy Supply, Transmission and Distribution Network Services and Retail Services, Chugach has positioned itself to meet competition in the electric industry. Chugach's Marketing Department continues to operate a key account program for larger customers and is developing new services to enhance existing customer's satisfaction.

Chugach commenced operation as an internet service provider (ISP) in February 1999. Also in 1999, Chugach began selling spare microwave bandwidth to industrial customers.

Chugach has three collective bargaining agreements with the IBEW that are currently open for negotiation. Although each of the contracts had an expiration date of January 31, 1998, the parties have agreed that the contracts shall continue in effect until new contracts are put in place. If the parties cannot agree on the terms of new agreements, all outstanding issues will be decided through interest arbitration. The Union cannot strike and Chugach cannot lockout under the continuing agreement.

               Item 7A - Quantitative and Qualitative Disclosures
                                About Market Risk

Chugach is exposed to a variety of risks, including changes in interest rates and changes in commodity prices due to repricing mechanisms inherent in gas supply contracts as described on page 12 under the heading "Marathon". In the normal course of its business, Chugach manages its exposure to these risks as described below. Chugach does not engage in trading market risk sensitive instruments for speculative purposes, nor are any derivative instruments outstanding at December 31, 1998.

Interest rate risk - As of December 31, 1998, Chugach's outstanding borrowings were at fixed interest rates. The following table provides information regarding cash flows and related weighted average interest rates by expected maturity dates for Chugach's debt obligations (dollars in thousands):

                                                                                                 Fair
                             1999     2000     2001   2002     2003     Thereafter  Total       Value

Long-term debt,
including current portion   $6,089   $6,372   $6,430 $10,410   $5,907   $276,798   $312,006   $349,353



Commodity price risk - As described on page 12 under the heading "Marathon", Chugach's gas contracts provide for adjustments to gas prices based on fluctuations of certain commodity prices and indices. As described on page 24 under the heading "Fuel Surcharge", purchased power costs are passed directly to Chugach's wholesale and retail customers through a fuel surcharge, therefore, fluctuations in the price paid for gas pursuant to long-term gas supply contracts does not normally impact margins. The fuel surcharge mechanism mitigates the commodity price risk related to market fluctuations in the price of purchased power.

             Item 8 - Financial Statements and Supplementary Data

                           December 31, 1998 and 1997





                          Independent Auditors' Report



The Board of Directors
Chugach Electric Association, Inc.:

We have audited the accompanying balance sheets of Chugach Electric Association, Inc. as of December 31, 1998 and 1997, and the related statements of revenues, expenses and patronage capital and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Association's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chugach Electric Association, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.





Anchorage, Alaska                     /s/ KPMG LLP
February 26, 1999

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets
                           December 31, 1998 and 1997

                Assets                               1998           1997
                                                 ------------   ------------
Utility plant (notes 2, 13 and 14):

     Electric plant in service ...............   $620,216,818   $625,365,803


     Construction work in progress ...........     30,405,736     24,664,395
                                                 ------------   ------------
                                                  650,622,554    650,030,198

     Less accumulated depreciation ...........    233,981,397    232,136,950
                                                 ------------    -----------
                       Net utility plant .....    416,641,157    417,893,248
                                                 ------------    -----------
Other property and investments, at cost:

     Nonutility property .....................          3,550          3,550

     Investments in associated organizations
        (note 3) .............................      8,356,364      7,864,271
                                                 ------------    -----------

                                                    8,359,914      7,867,821
                                                 ------------    -----------
Current assets:

     Cash and cash equivalents, including
        repurchase agreements of $4,153,475 in
        1998 and $6,351,291 in 1997 ..........      2,312,574      5,224,529



     Cash - restricted construction funds ....        177,366        364,778

     Special deposits ........................        121,164        151,703

     Accounts receivable, less provision for
        doubtful accounts of $447,908 in 1998
        and $368,029 in 1997 .................     17,243,266     23,999,138


     Materials and supplies ..................     15,963,434     15,619,085

     Prepayments .............................        917,381        558,371

     Other current assets ....................        349,030        305,415
                                                 ------------   ------------
                     Total current assets ....     37,084,215     46,223,019
                                                 ------------   ------------
Deferred charges (notes 9 and 15) ............     19,006,164     13,583,211
                                                 ------------   ------------
                                                 $481,091,450   $485,567,299
                                                 ------------   ------------


See accompanying notes to financial statements.


                      CHUGACH ELECTRIC ASSOCIATION, INC.
                            Balance Sheets, Continued
                           December 31, 1998 and 1997

                           Liabilities                 1998           1997
                                                  ------------   -------------
Equities and margins (note 11):

     Memberships ..............................   $    911,253   $    861,543

     Patronage capital (note 4) ...............    109,622,996    104,800,092

     Other (note 5) ...........................      3,489,047      3,458,062
                                                  ------------   -------------
                                                   114,023,296    109,119,697
                                                  ------------   -------------
Long-term obligations, excluding current
   installments (notes 6, 7 and 11):

     First mortgage bonds payable .............    235,101,000    240,910,000

     National Bank for Cooperatives bonds
      payable .................................     70,816,699     71,096,501
                                                  ------------   ------------
                                                   305,917,699    312,006,501
                                                  ------------   ------------
Current liabilities:

     Current installments of long-term debt and
        capital leases (notes 6, 7 and 11) ....      6,088,802      5,913,512


     Accounts payable .........................      8,838,757      7,038,234

     Consumer deposits ........................        993,616      1,038,241

     Accrued interest .........................      6,722,325      6,904,335

     Salaries, wages and benefits .............      3,755,837      3,655,101

     Fuel .....................................      5,362,713      6,611,415

     Other (note 15) ..........................      1,318,947      3,300,310
                                                  -------------  ------------
                    Total current liabilities .     33,080,997     34,461,148
                                                  -------------  ------------
Deferred credits (note 12) ....................     28,069,458     29,979,953
                                                  -------------  ------------
                                                  $481,091,450   $485,567,299
                                                  -------------  ------------



See accompanying notes to financial statements.



                       CHUGACH ELECTRIC ASSOCIATION, INC.
             Statements of Revenues, Expenses and Patronage Capital
                  Years ended December 31, 1998, 1997 and 1996


                                              1998              1997             1996
                                         -------------    -------------    -------------
Operating revenues ...................   $ 141,825,373    $ 143,947,730    $ 134,876,668
                                         -------------    -------------    -------------

Operating expenses:

     Production ......................      45,261,450       45,879,337       37,066,444

     Purchased power .................       8,462,835       14,033,282       10,024,483

     Transmission ....................       2,771,652        3,378,540        3,667,039

     Distribution ....................       8,876,890        8,640,443        8,789,683

     Consumer accounts ...............       4,177,980        4,955,838        6,978,856

     Sales expense ...................       1,125,410             --               --

     Administrative, general and other      17,592,829       15,071,966       13,713,690

     Depreciation ....................      22,468,395       21,111,584       20,673,609
                                         -------------    -------------    -------------
             Total operating expenses      110,737,441      113,070,990      100,913,804
                                         -------------    -------------    -------------

Interest:

     On long-term debt ...............      25,159,660       24,942,281       25,029,257

     Charged to construction - credit         (821,137)        (629,764)        (616,090)

     On short-term debt ..............         130,146          771,844          935,883
                                         -------------    -------------    -------------
             Net interest ............      24,468,669       25,084,361       25,349,050
                                         -------------    -------------    -------------
             Net operating margins ...       6,619,263        5,792,379        8,613,814

Nonoperating margins:

     Interest income .................         711,155          632,191          695,699

     Other ...........................       1,050,899          520,414          566,908

     Property gain (loss) ............         349,087          609,413          (45,050)
                                         -------------    -------------    -------------
            Assignable margins .......       8,730,404        7,554,397        9,831,371

Patronage capital at beginning of year     104,800,092      100,685,517       95,421,358

Retirement of capital credits and
   estate payments (note 4) ..........      (3,907,500)      (3,439,822)      (4,567,212)
                                         -------------    --------------   -------------
Patronage capital at end of year .....   $ 109,622,996    $ 104,800,092    $ 100,685,517
                                         -------------    --------------   -------------






See accompanying notes to financial statements.


                      CHUGACH ELECTRIC ASSOCIATION, INC.
                            Statements of Cash Flows
                  Years ended December 31, 1998, 1997 and 1996

                                                                    1998             1997            1996
                                                                ------------    ------------    ------------
Cash flows from operating activities:
     Assignable margins .....................................   $  8,730,404    $  7,554,397    $  9,831,371
                                                                ------------    ------------    ------------
Adjustments to reconcile assignable margins to
   net cash provided by operating activities:
     Depreciation and amortization ..........................     24,605,760      23,532,263      23,221,162

     Capitalized interest ...................................     (1,081,394)       (799,999)       (809,302)

     Property (gains) losses and obsolete inventory write-off       (349,087)       (609,413)         45,050

     Other ..................................................         60,734        (241,317)       (265,643)

     Changes in assets and liabilities:
        (Increase) decrease in assets:
          Special deposits ..................................         30,540         (62,471)          8,557

          Accounts receivable ...............................      6,755,872      (8,629,254)      1,738,940

          Prepayments .......................................       (359,010)        135,886         (19,140)

          Materials and supplies, net .......................       (344,349)        568,507       2,311,191

          Deferred charges ..................................     (7,898,240)     (2,299,547)     (4,581,795)

          Other .............................................        (43,615)        (11,035)        117,829

       Increase (decrease) in liabilities:
          Accounts payable ..................................      1,800,524       1,860,074      (1,481,316)

          Accrued interest ..................................       (182,010)       (172,052)       (976,398)

          Deferred credits ..................................     (1,829,112)       (755,366)     (8,023,874)

          Consumer deposits, net ............................        (44,625)        (28,665)        (52,150)

          Other .............................................     (3,129,329)     (1,076,365)      5,956,463
                                                                -------------   -------------    ------------
               Total adjustments ............................     17,992,659      11,411,246      17,189,574
                                                                -------------   -------------    ------------
               Net cash provided by operating
                 activities .................................     26,723,063      18,965,643      27,020,945
                                                                -------------   -------------    ------------
Cash flows from investing activities:

     Extension and replacement of plant .....................    (19,447,902)    (17,487,859)    (20,605,093)

     (Increase) decrease in investments in associated
     organizations ..........................................       (552,827)         24,235         132,261
                                                                -------------   -------------    ------------
               Net cash (used) in investing activities ......    (20,000,729)    (17,463,624)    (20,472,832)
                                                                -------------   -------------    ------------
Cash flows from financing activities:

     Transfer of restricted construction funds ..............        187,412       1,006,608      (1,371,386)

     Net decrease in notes payable ..........................           --        (2,750,000)     (5,250,000)

     Proceeds from long-term debt ...........................           --        15,000,000      45,000,000

     Repayments of long-term debt ...........................     (5,913,512)    (10,957,586)    (42,429,853)

     Memberships and donations received (refunded) ..........         80,695         527,179         (16,768)

     Retirement of patronage capital ........................     (3,907,500)     (3,439,822)     (4,567,212)

     Increase in (refunds) and transfers of consumer advances
       for construction .....................................        (81,384)     (1,083,688)      1,627,442
                                                               --------------   -------------   --------------
               Net cash used by financing
                  activities ................................     (9,634,289)     (1,697,309)     (7,007,777)
                                                               --------------   -------------   --------------
               Net decrease in cash and cash
                  equivalents ...............................     (2,911,955)       (195,290)       (459,664)

Cash and cash equivalents at beginning of year ..............      5,224,529       5,419,819       5,879,483
                                                               --------------   -------------   --------------
Cash and cash equivalents at end of year ....................   $  2,312,574    $  5,224,529    $  5,419,819
                                                               --------------   -------------   --------------


Supplemental disclosure of cash flow information -           $   24,650,680     $  25,256,413   $  26,325,449
   interest expense paid, net of amounts capitalized         --------------     -------------   --------------


See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                          Notes to Financial Statements

                           December 31, 1998 and 1997


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

The Association operates on a not-for-profit basis and, accordingly, seeks only to generate revenues sufficient to pay operating and maintenance costs, the cost of purchased power, capital expenditures, depreciation, and principal and interest on all indebtedness and to provide for reasonable margins and reserves. The Association is subject to the regulatory authority of the Alaska Public Utilities Commission (APUC).

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

                      CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


In July 1997, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) reached a consensus on EITF 97-4 "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and No. 101." This issue discusses when an enterprise should stop applying SFAS 71 to the separable portion of its business whose product or service pricing is being deregulated and how a company should account for its stranded costs after it has discontinued the application of SFAS 71. It also provides guidance with respect to the evaluation of regulatory assets and liabilities and concluded that these items should be determined on the basis of where in the business the regulated cash flows to realize and settle them will be derived. The Association's current method of accounting is consistent with the EITF.

The Association performs an annual evaluation of the requirements of SFAS 71 and related exposures.

Reclassifications

Certain reclassifications have been made to the 1996 and 1997 financial statements to conform to the 1998 presentation.

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

In 1997, Chugach experienced higher than anticipated fuel and purchased power costs that were considered unusual and transitory in nature. In an effort to maintain overall price stability, Chugach requested and was granted a waiver by the APUC to leave fuel surcharge rates at the computed second quarter 1997 level through the fourth quarter 1997. Further, Chugach elected to forego collection of approximately $3,500,000 of fuel


                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


and purchased power costs (representing cumulative uncollected fuel surcharge through May 1997). Routine quarterly adjustments were resumed and fuel surcharge rates increased effective January 1998. Undercollected fuel and purchased power costs were recovered throughout 1998 under a plan approved by the APUC.

In August 1996, the Board of Directors approved a petition to the APUC to withdraw from the Simplified Rate Filing (SRF) process. This petition was submitted to the APUC as part of Docket U-96-37, which was opened to resolve rate disputes with two of Chugach's wholesale customers (AEG&T/MEA/Homer). Interim-refundable rates for AEG&T/MEA/Homer were ordered pending resolution of the docket. In February 1997, the APUC approved a Settlement Agreement between Chugach and AEG&T/MEA/Homer resolving issues in the docket and establishing permanent rates. As part of the APUC order, the Association was required to file Cost of Service and Revenue Requirement Studies. These studies were filed in March 1997. The APUC approved Chugach's withdrawal from SRF in July 1998. Rate changes will be applied for through general rate case and other normal APUC procedures. At December 31, 1998, Docket U-96-37 had not been closed. A provision for a wholesale rate refund of $1,983,845 to AEG&T/MEA/Homer was recorded at December 31, 1998 to accommodate certain rate adjustment clauses contained in the Settlement Agreement.

In 1998 a new power sales agreement was negotiated between Chugach and Seward. The new contract was filed with the APUC and approved on an interim-refundable basis by an order dated October 12, 1998. The APUC specifically postponed a decision on whether to allow the reduced rates under the contract to be effective as of March 1, 1998 as the parties had agreed in the contract. At December 31, 1998 a provision for the potential rate refund of $198,180 to Seward was recorded to allow for this possible refund obligation.

In October 1998 Marathon Oil Company, one of Chugach's natural gas suppliers, notified Chugach that it had reached a settlement with the State of Alaska regarding additional excise and royalty taxes for the period 1989 through 1998. In accordance with the purchase contract, Chugach would be responsible for these additional taxes. At December 31, 1998, $834,058 was recorded to accommodate this reimbursement. Chugach intends to recover this over 12 months through the Fuel Surcharge mechanism in 1999 except for the retail portion in the amount of $436,778 that was written-off at December 31, 1998.

Investments in Associated Organizations

Investments in associated organizations represent capital requirements as part of financing arrangements.


                      CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


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

Depreciation and Amortization

Depreciation and amortization rates have been applied on a straight-line basis and at December 31, 1998 are as follows:


                                           Rate (%)

Steam production plant                  2.70  -   2.96

Hydraulic production plant              1.33  -   2.88

Other production plant                  3.34  -   6.50

Transmission plant                      1.85  -   5.37

Distribution plant                      2.10  -   4.55

General plant                           2.22  -  20.00

Other                                   1.88  -   2.75



In 1997 an update of the Depreciation Study was completed utilizing Electric Plant in Service balances as of December 31, 1995. Depreciation rates developed in that Study were implemented in January, 1998. As part of the implementation of this Study, Chugach converted from depreciating to amortizing general plant, excluding buildings and vehicles. Under this methodology, general plant is capitalized in the same manner, however, retirements are recorded when a vintage is fully amortized rather than as the units are removed from service. No phase-in of rates is required by the APUC.



                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


Implementation of the new depreciation rates and amortization of general plant in 1998 caused depreciation expense to be $1,154,084 less as calculated on the 1998 plant balances than it would have been if the new rates had not been implemented.

Capitalized Interest

Allowance for funds used during construction and interest charged to construction - credit are the estimated costs during the period of construction of equity and borrowed funds used for construction purposes. The Association capitalized such funds at the average rate (adjusted monthly) of 8.3% during 1998 and 1997 and 8.6% during 1996.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Association considers all highly liquid debt instruments with a maturity of three months or less upon acquisition by the Association (excluding restricted cash and investments) to be cash equivalents.

Materials and Supplies

Materials and supplies are stated at the lower of cost or market and valued at average cost.

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


2) Utility Plant Summary

Major classes of electric plant as of December 31 are as follows:

                                                 1998           1997
                                             ------------   ------------
Electric plant in service:
   Steam production plant ................   $ 60,392,869   $ 60,392,869

   Hydraulic production plant ............      8,798,695      8,798,695

   Other production plant ................    109,153,064    108,067,665

   Transmission plant ....................    191,960,788    191,960,788

   Distribution plant ....................    156,976,983    151,076,058

   General plant .........................     44,782,572     62,575,576

   Unclassified electric plant in service      41,598,712     35,941,017

   Equipment under capital lease .........         56,323         56,323

   Other .................................      6,496,812      6,496,812
                                             ------------   ------------
       Total electric plant in service ...    620,216,818    625,365,803

Construction work in progress ............     30,405,736     24,664,395
                                             ------------   ------------
       Total electric plant in service and
         construction work in progress ...   $650,622,554   $650,030,198
                                             ------------   ------------


Depreciation of unclassified electric plant in service has been included in functional plant depreciation accounts in accordance with the anticipated eventual classification of the plant investment.



                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


(3) Investments in Associated Organizations

Investments in associated organizations include the following at December 31:

                                                     1998            1997
                                                 -----------     -----------
National Rural Utilities Cooperative Finance
  Corporation (NRUCFC)                           $ 6,095,980     $ 6,095,980

National Bank for Cooperatives (CoBank)            2,117,924       1,565,097

NRUCFC capital term certificates                      32,300          32,300

Other                                                110,160         170,894
                                                 -----------     -----------
                                                 $ 8,356,364     $ 7,864,271
                                                 -----------     -----------


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

(4) Patronage Capital

The Association has approved an Equity Management Plan which established in general, a ten-year (for wholesale customers) and twenty-year (for retail customers) capital credit retirement of patronage capital, based on the members' proportionate contribution to Association assignable margins. At December 31, 1998, out of the total of $109,622,996 patronage capital, the Association had assigned $100,892,591 of such patronage capital (net of capital credit retirements). Approval of actual capital credit retirements is at the discretion of the Association's Board of Directors. In November 1996, the Board of Directors approved the retirement of $1,868,785 of retail capital credits representing 50 percent of the 1983 retail patronage. In December 1996, the Board of Directors authorized the retirement of $2,135,078 of wholesale capital credits from 1986 resulting in an authorized 1996 distribution of $4,003,863. A special return of wholesale capital credits in the amount of $392,136 was authorized by the Board of Directors under the terms of APUC Docket U-92-10. In December 1997, the Board of Directors authorized the retirement of $1,859,730 of retail capital credits representing the remaining 1983 patronage capital. The Board of Directors also authorized the retirement of 1987


                      CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


wholesale capital credits in the amount of $1,205,510 in December 1997. A special wholesale capital credit retirement of $88,818, representing wholesale margins from 1985, was authorized in December 1997.

In December 1998 the Board of Directors authorized the retirement of $2,208,997 of retail capital credits representing the balance of 1984 retail distribution patronage. The Board also authorized the retirement of $1,533,287 of wholesale patronage for 1988.

Following is a five-year summary of anticipated capital credit retirements:


         Year ending    Wholesale      Retail         Total

            1999                -     1,766,000     1,766,000

            2000                -     1,380,000     1,380,000

            2001                -     1,293,000     1,293,000

            2002                -     1,307,000     1,307,000

            2003                -     1,241,000     1,241,000





(5) Other Equities

A summary of other equities at December 31 follows:

                                                         1998          1997
                                                   ------------   -------------
          Nonoperating margins, prior to 1967      $     23,625   $      23,625

          Donated capital                               184,581         186,199

          Unredeemed capital credit retirement        3,280,841       3,248,238
                                                   ------------   -------------
                                                   $  3,489,047    $  3,458,062
                                                   ------------   -------------



                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


(6) Long-term Obligations

       Long-term obligations at December 31 are as follows:

                                                1998           1997
                                            ------------   ------------
First mortgage bonds of 8.08% maturing in
  2002 and 9.14% maturing in 2022 with
  interest payable semiannually March 15
  and September 15:
                                     8.08%  $ 23,205,000   $ 28,848,000

                                     9.14%   217,705,000    217,705,000

CoBank 8.95% bond maturing in 2002,
  with interest payable monthly and
  principal due semi-annually ...........      1,096,501      1,352,847

CoBank 7.76% bond maturing in 2005,
  with interest payable monthly .........     10,000,000     10,000,000

CoBank 5.60% bonds maturing 2022, with
  interest payable monthly ..............     45,000,000     45,000,000

CoBank 5.60% bonds maturing in 2002,
  2007 and 2012 with interest payable
  monthly ...............................     15,000,000     15,000,000

Capital lease for computer equipment at
  an interest rate of 9.10% with monthly
  payments of approximately
  $1,700 through July 1998 ..............           --           14,166
                                            ------------   ------------
      Total long-term obligations .......    312,006,501    317,920,013

Less current installments ...............      6,088,802      5,913,512
                                            ------------   ------------
      Long-term obligations, excluding
        current installments ............   $305,917,699   $312,006,501
                                            ------------   ------------


Substantially   all  assets  are  pledged  as   collateral   for  the  long-term
obligations.



                      CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


       Maturities of Long-term Obligations

       Long-term obligations at December 31, 1998 mature as follows:


                       Sinking Fund          Principal
     Year ending       Requirements         maturities
     December 31
                                                                  Total

                     First mortgage         CoBank
                           bonds        mortgage bonds

        1999              5,809,000            279,802         6,088,802

        2000              6,067,000            305,405         6,372,405

        2001              6,097,000            333,350         6,430,350

        2002              5,232,000          5,177,944        10,409,944

        2003              5,041,000            865,821         5,906,821

     Thereafter         212,664,000         64,134,179       276,798,179
                      -------------       ------------     -------------
                      $ 240,910,000       $ 71,096,501     $ 312,006,501
                      -------------       ------------     -------------



Lines of Credit

The Association had an annual line of credit of $35,000,000 in 1998 and 1997 available with CoBank. The CoBank line of credit expires August 1, 1999 but carries an annual automatic renewal clause. At December 31, 1998 and 1997, there was no outstanding balance on this line of credit. In addition, the Association had an annual line of credit of $50,000,000 available at December 31, 1998 and 1997 with NRUCFC. At December 31, 1998 and 1997 there was no outstanding balance on this line of credit. The NRUCFC line of credit expires October 14, 2002.

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

In June 1996, Chugach reacquired $20,000,000 of the Series A 2022 Bonds at a premium of 109.3750. Total transaction cost, including accrued interest and premium was $22,347,233.

In September 1996, Chugach reacquired $1,200,000 of the Series A 2022 Bonds at a premium of 108.5280. Total transaction cost, including accrued interest and premium, was $1,356,567.

In April 1997, Chugach reacquired $5,000,000 of the Series A 2022 Bonds at a premium of 109.7500. Total transaction cost, including accrued interest and premium, was $5,510,350.

In February 1999, Chugach reacquired $11,000,000 of the Series A 2022 Bonds at a premium of 117.05. Total transaction cost, including accrued interest and premium, was $13,322,344.

In February 1999, Chugach reacquired $14,000,000 of the Series A 2022 Bonds at a premium of 116.25. Total transaction cost, including accrued interest and premium, was $16,868,592.




                      CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


In February 1999, Chugach reacquired $9,895,000 of the Series A 2022 Bonds at a premium of 116.75. Total transaction cost, including accrued interest and premium, was $11,974,467.

(7) Fair Value of Financial Instruments

The estimated fair values (in thousands) of the long-term obligations included in the financial statements at December 31 are as follows:

                                          1998                    1997
                                          ----                    ----
                                  Carrying      Fair       Carrying      Fair
                                    Value       Value        Value       Value

 Long-term obligations
 (including current installments)  $312,007    $349,353     $317,920    $352,755


Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.

(8) Employee Benefits

Pension benefits for substantially all employees are provided through the Alaska Electrical Trust and Alaska Hotel, Restaurant and Camp Employees Health and Welfare Trust Funds (union employees) and the National Rural Electric Cooperative Association (NRECA) Retirement and Security Program (nonunion employees). The Association makes annual contributions to the plans equal to the amounts accrued for pension expense. For the union plans, the Association pays a contractual hourly amount per union employee which is based on total plan costs for all employees of all employers participating in the plan. In these master, multiple-employer plans, the accumulated benefits and plan assets are not determined or allocated separately to the individual employer. Pension costs for union plans were approximately $1,805,000 in 1998, $1,810,000 in 1997 and $1,889,000 in 1996. For several years, NRECA did not require contributions to the plan; consequently, no pension cost was incurred. In 1996 a moratorium was in effect from January through September. From October through December 1996, $266,000 was contributed to the NRECA plan. In 1997 approximately $601,000 was contributed to the NRECA plan as the moratorium was not in effect. In 1998 approximately $813,000 was contributed to the NRECA plan for the full year.






                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


(9) Deferred Charges

Deferred charges consisted of the following at December 31:

                                                         1998            1997
                                                    ------------    ------------
  Debt issuance and reacquisition costs             $  3,838,237    $  4,006,295

  Refurbishment of transmission equipment                271,605         280,864

  Computer software and conversion                    11,104,406       5,596,222

  Studies                                              2,253,165       1,162,416

  Business venture studies                                72,961               -

  Fuel supply negotiations                               392,325         415,042

  Major overhaul of steam generating unit                632,411         837,517

  Other (note 15)                                        441,054       1,284,855
                                                    ------------    ------------
                                                    $ 19,006,164    $ 13,583,211
                                                    ------------    ------------


(10) Income Taxes

The  Association  is exempt from federal  income taxes under the  provisions  of
Section 501(c)(12) of the Internal Revenue Code, except for unrelated business income. For the years ending December 31, 1998, 1997 and 1996 the Association received no unrelated business income.

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

                      CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


(12) Deferred Credits

Deferred credits at December 31 consisted of the following:

                                                   1998            1997
                                               ------------    ------------
  Regulatory liability - unamortized gain on
     reacquired debt                           $ 25,796,171    $ 27,477,114

  Refundable consumer advances for
     construction                                 1,739,618       1,821,002

  Estimated initial installation costs for
     transformers and meters                        277,969         364,941

  Post retirement benefit obligation                255,700         255,700

  Other                                                   -          61,196
                                              -------------   -------------
                                              $  28,069,458   $  29,979,953
                                              -------------   -------------



In conjunction with the refinancing described in note 6, the Association recognized a gain of approximately $45,000,000. The APUC permitted the Association to flow through the gain to consumers in the form of reduced rates over a period equal to the life of the bonds using the effective interest method; consequently, the gain has been deferred for financial reporting purposes as required by SFAS 71. Approximately $1,700,000 of the deferred gain was amortized annually in 1998 and 1997. Approximately $1,850,000 of the deferred gain was amortized in 1996.

(13) Bradley Lake Hydroelectric Project

The  Association  is a  participant  in the Bradley Lake  Hydroelectric  Project
(Bradley  Lake).  Bradley  Lake was  built and  financed  by the  Alaska  Energy
Authority (AEA) through State of Alaska grants and $166,000,000 of revenue bonds. The Association and other participating utilities have entered into take-or-pay power sales agreements under which shares of the project capacity have been purchased and the participants have agreed to pay a like percentage of annual costs of the project (including ownership, operation and maintenance costs, debt service costs and amounts required to maintain established reserves). Under these take-or-pay power sales agreements, the participants have agreed to pay all project costs from the date of commercial operation even if no energy is produced. The Association has a 30.4% share of the project's capacity. The share of debt service exclusive of interest, for which the Association is responsible is approximately $46,000,000. Under a worst case scenario, the Association could be faced with annual expenditures of approximately $4.1 million as a result of its Bradley Lake

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


take-or-pay obligations. Management believes that such expenditures, if any, would be recoverable through the fuel surcharge ratemaking process. Upon the default of a Bradley Lake participant, and subject to certain other conditions, AEA, through Alaska Industrial Development and Export Authority, is entitled to increase each participant's share of costs pro rata, to the extent necessary to compensate for the failure of another participant to pay its share, provided that no participant's percentage share is increased by more than 25%.

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

In January 1999, $28,910,000 of the Power Revenue bonds, Fifth Series were refinanced under a forward refunding arrangement. The true interest cost of the new bonds decreased to 5.25%. This produced a Net Present Value savings to the participating utilities of approximately $2,875,000. The Association's share of these savings will be approximately $546,000.

The following represents information with respect to Bradley Lake at June 30, 1998 (the most recent date for which information is available). The Association's share of expenses were $4,112,292 in 1998, $3,981,624 in 1997 and $3,957,930 in 1996 and are included in purchased power in the accompanying financial statements.

Other electric plant in service of $6,496,812 represents the Association's share of a Bradley Lake transmission line financed internally and the Association's share of the Eklutna Hydroelectric Project, purchased in 1997.


                                                                  Proportionate
                                               Total                  share

          Plant in service                 $  306,841,084         $  93,279,690

          Accumulated depreciation            (46,617,088)          (14,171,595)

          Interest expense                     11,169,754             3,395,605







                      CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


(14) Eklutna Hydroelectric Project

During October 1997, the ownership of the Eklutna Hydroelectric Project formally transferred from the Alaska Power Administration to the participating utilities. This group consists of the Association along with Matanuska Electric Association
(MEA) and Municipal Light and Power (AML&P).

Other electric plant in service includes $1,785,900 representing the Association's share of the Eklutna Hydroelectric Plant. This balance will be amortized over the estimated life of the facility. During the transition phase and after the transfer of ownership, Chugach, MEA and AML&P have jointly operated the facility. Each participant contributes their proportionate share for operations and maintenance costs. Under net billing arrangements, Chugach then reimburses MEA for their share of the costs. Prior to the transfer of ownership, these costs were recorded as purchased power expenses; after the transfer these costs were recorded as power production expenses. In 1998, the Association charged $253,207 to various expense categories representing Chugach's share of Eklutna operations.

(15) Commitments and Contingencies

Construction

The Association is engaged in a continuous construction program. Management estimates that approximately $34,000,000 will be spent on the construction program in 1999.

Contingencies

The Association is a participant in various legal actions, claims and unasserted claims, both for and against its interests. Management believes that the outcome of any such matters will not materially impact the Association's financial condition, results of operations or liquidity.

Standard Steel Salvage Yard Site

A cost recovery action was filed in Federal District Court on December 27, 1991 by the United States against the Association and six other Potentially Responsible Parties seeking reimbursement of removal and response action costs incurred by the United States Environmental Protection Agency ("EPA") at the Standard Steel and Metals Salvage Yard Superfund Site in Anchorage, Alaska.





                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


Four of Chugach's insurance carriers have been paying, under a reservation of rights, the defense costs for the Site. By agreement dated May 15, 1998, these four insurance carriers agreed to pay the majority of the Company's cost relating to the Site, including investigation and remedial action costs and attorneys' fees. This settlement preserves Chugach's potential claim for natural resource damages and is anticipated to result in Chugach paying no more than $500,000 for all Site costs. Management believes that the latter amount would be fully recoverable in rates and therefore would have no impact on the Company's financial condition.

Unsolicited Acquisition Proposal by Matanuska Electric Association, Inc.

In October 1998, MEA, Chugach's largest wholesale customer presented to the Board of Directors of Chugach (the Board) an unsolicited proposal (the MEA Proposal) to acquire substantially all of Chugach's assets in exchange for the assumption of Chugach's liabilities. Although MEA has not provided many details of the MEA Proposal, it has stated that the generation and transmission assets of Chugach would be transferred to a subsidiary of MEA, the assets comprising Chugach's distribution system would be transferred to MEA itself, and Chugach's members would become members of MEA. MEA has also stated that, at the time of the acquisition, it would borrow enough money to defease (i.e. to purchase a pool of U.S. government of U.S. government-backed securities that would generate sufficient cash flow to make scheduled debt service payments during the remaining life of the defeased obligations) or refinance Chugach's outstanding Series A Bonds and to repay Chugach's outstanding CoBank bonds plus an additional $42.5 million that would be distributed in cash to the members of the post- acquisition MEA. On November 2, 1998, citing uncertainty over whether MEA would be successful in its bid to acquire Chugach's assets, Standard & Poor's Rating Service placed its single "A" rating on the Series A Bonds on "Credit Watch with developing implications", meaning the rating may be raised, lowered or affirmed.

After evaluating information provided by MEA and analyses of the MEA Proposal presented by Chugach's staff and independent financial advisors, on November 12, 1998, the Board rejected the MEA Proposal. Thereafter, MEA withdrew the provision of the MEA Proposal which contemplated that the Board of Directors of MEA, following the consummation of the MEA Proposal, would include minority representation from among the members of the Board. MEA also stated that MEA's future communication on this matter would be directed to Chugach's membership rather than the Board or Chugach's staff and MEA began circulating a petition to gather a sufficient number of signatures from Chugach's members to force a special meeting of Chugach's members for the purpose of considering the MEA Proposal. Under the Alaska Electric & Telephone Cooperative Act, a special meeting of the members of Chugach may be called by 10% of Chugach's members.


                      CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


In February 1999, MEA issued public statements that it had received sufficient petition signatures from Chugach members to compel the holding of a special meeting but that it would seek an advisory vote of its own members before submitting such signatures.

To date, MEA has not submitted any purported petition signatures to Chugach and Chugach has therefore not had occasion to initiate the formal tabulation that would be necessary to determine whether a sufficient number of duly and validly signed petitions have been submitted and, if so, the legal implication of such petitions with respect to the MEA Proposal.

Alaska law prohibits Chugach from disposing of a substantial portion of its assets unless the disposition is approved by a majority of the members of Chugach and by at least two- thirds of those actually voting on the proposal, except that the Board may authorize Chugach to sell its assets to another cooperative if the transaction is approved by a majority of those voting in an election in which a much smaller percentage of the membership votes and the purchaser expressly agrees to assume Chugach's obligations under collective bargaining agreements. MEA has taken the position that the Board would be compelled to approve the sale of Chugach's assets to MEA if two-thirds of Chugach's members voting at a special meeting of the members approved the transaction and those voting in favor of the transaction constituted a majority of all of the members. Chugach believes that, although member approval clearly is a prerequisite to any sale to MEA, no such sale could legally occur unless the Board also approves the sale in the exercise of its independent judgment.

It is unclear whether a special meeting of Chugach's members will be called to consider the MEA Proposal, whether Chugach's members would approve the MEA Proposal by a supermajority vote if it were submitted at a special meeting of members, what legal effect (if any) approval by a supermajority of Chugach's members would have in light of the rejection of the MEA Proposal by the Board, and whether any acquisition - even if approved by Chugach - would be approved by the APUC. It is, therefore, not possible to determine at this time the outcome of the MEA proposal. However, in view of numerous uncertainties associated with the consummation of the MEA Proposal, including those referred to above, Chugach believes that there is not a material likelihood that the MEA Proposal will be consummated. Accordingly, while Chugach has publicly stated its belief that the consummation of the MEA Proposal (including the additional borrowing that would be associated therewith) would adversely affect the financial condition, results of operations, capital resources and liquidity of Chugach, Chugach does not believe that there is a material likelihood that these consequences will occur.





                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements


Year 2000 Conversion

Chugach has recognized the need to investigate, test and remediate if necessary the critical systems and equipment under its control which could cause power and business disruptions in conjunction with what are collectively called "Year 2000" dates. Chugach has an active program underway to do just that. It is expected that Chugach's Y2K efforts will be completed by the summer of 1999.

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

          Item 10 - Directors and Executive Officers of the Registrant

MANAGEMENT

Executives

Chugach operates under the direction of a Board of Directors that is elected at large by its membership. Day-to-day business and affairs are administered by the General Manager. Chugach's seven-member Board of Directors sets policy and provides direction to the General Manager. The following table sets forth certain information with respect to the executive management of Chugach:


Name                              Age         Position held

Eugene N. Bjornstad               61          General Manager

Lee D. Thibert                    43          Executive Manager, Transmission &
                                              Distribution Network Services

Evan J. Griffith, Jr.             57          Executive Manager, Finance &
                                              Energy Supply
William R. Stewart                52          Executive Manager, Retail Services


Eugene N. Bjornstad was appointed General Manager of Chugach June 22, 1994. Prior to that he served as Acting General Manager from March 28, 1994 until his permanent appointment. He joined Chugach in 1983 and served as Executive Manager, Operating Divisions from 1988 to 1994.

Lee D. Thibert, in a reorganization on June 1, 1997, was appointed Executive Manager, Transmission & Distribution Network Services. Prior to that he was Executive Manager, Operating Divisions from June of 1994. Before moving up to the Executive Manager position, he served as Director of Operations from June 1987.

Evan J. Griffith, Jr. was Executive Manager, Finance and Planning of Chugach from August 1989 to June1997. In the June 1, 1997 reorganization he assumed the position of Executive Manager, Finance and Energy Supply. Prior to coming to Chugach, he was Budget/Program Analyst for the Anchorage Municipal
 Assembly from August 1984 to August 1989.


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

Board of Directors

Pat Jasper - President. Pat Jasper, 69, is a small business owner and has been a computer programmer and systems analyst. She was originally elected to the Board in April 1995 to fill a one-year term, and served as Secretary to April 1996. She was re-elected in April 1996 and served as Vice President until April 1997 when she became President.

Christopher Birch - Vice President. Chris Birch, 48, is a professional engineer employed by the Alaska Department of Transportation and Public Facilities. He was appointed to the Board to fill a vacated seat in October 1996 and was elected to that seat in April 1997. He served as Secretary from April 1997 to April 1998.

Bruce Davison - Secretary. Bruce Davison, 50, was appointed to the Association's Board of Directors in June of 1997. Prior to his appointment, Mr. Davison served two years on the Chugach Electric Association Bylaws Committee. Mr. Davison is a 25-year Alaska resident and a partner in the law firm of Davison & Davison, Inc. He became Secretary in April 1998.

Mary Minder - Treasurer. Mary Minder, 59, was elected to the Board in April 1995 and served as Treasurer until April 1996 when she became Secretary. In April 1997, she was again elected Treasurer and serves in that same capacity today. Ms. Minder is a realtor and associate real estate broker.

Elizabeth Page "Pat" Kennedy - Director. Pat Kennedy, 60, was President of Chugach from April 1994 to April 1995. Ms. Kennedy has served on the board since 1993 and was Secretary from April 1993 to April 1994. She is an attorney who has been licensed to practice law since 1976 and has been in private practice since 1990.

Raymond A. "Ray" Kreig - Director. Ray Kreig, 52, is president of R.A. Kreig & Associates, a consulting firm specializing in land and site assessment. He is a professional civil engineer and geologist. Mr. Kreig was elected to the board in April 1994 and was President from April 1995 to April 1997.

Ed Granger - Director. Ed Granger, 64, is a retired professional engineer working in real estate. He was elected to the board in 1991. He resigned in March 1994, one month before his first term expired. He was reappointed to the Board to fill the remaining term of another resigned director in June 1995 and was re-elected in April 1996. He served as Vice President from April 1997 to April 1998. Mr. Granger again resigned his board seat in December 1998 due to the press of personal business. His seat was not filled.

                       Item 11 - Executive Compensation

CASH COMPENSATION

The following table sets forth all remuneration paid by Chugach for the calendar years ended December 31, 1998, 1997 and 1996 with respect to each of the four executive officers of Chugach, all of whose total cash and cash equivalent compensation exceeded $100,000, and for all such executive officers as a group:

     Name             Principal Position                     Year      Salary

Eugene N. Bjornstad    General Manager                       1998     $200,423

                                                             1997      164,482

                                                             1996      167,296

Lee D. Thibert         Executive Manager,                    1998      125,880
                       Transmission & Distribution
                       Network Services                      1997      125,626

                                                             1996      118,562



Evan J. Griffith, Jr.  Executive Manager, Finance &          1998      134,934
                       Energy Supply
                                                             1997      126,866

                                                             1996      137,434

William R. Stewart     Executive Manager, Retail             1998      143,943
                       Services
                                                             1997      142,213

                                                             1996      134,393


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

COMPENSATION PURSUANT TO PLANS

Chugach has elected to participate in the National Rural Electric Cooperative Association (NRECA) Retirement and Security Program (Plan), a multiple employer defined benefit master pension plan maintained and administered by the NRECA for the benefit of its members and their employees. The Plan is intended to be a qualified pension plan under Section 401(a) of the Code. All employees of Chugach not covered by a union agreement become participants in the Plan on the first day of the month following completion of one year of eligibility service. An employee is credited with one year of eligibility service if he completes 1,000 hours of service either in his first twelve consecutive months of employment or in any calendar year for Chugach or certain other employers in rural electrification (related employers). Pension benefits vest at the rate of 10% for each of the first four years of vesting service and become fully vested and nonforfeitable on the earlier of the date a participant has five years of vesting service or the date the participant attains age fifty-five while employed by Chugach or a related employer. A participant is credited with one year of vesting service for each calendar year in which he performs at least one hour of service for Chugach or a related employer. Pension benefits are generally paid upon the participant's retirement or death. A participant may also elect to receive pension benefits while still employed by Chugach if he has reached his normal retirement date by completing thirty years of benefit service (as hereinafter defined) or, if earlier, by attaining age sixty-two. A participant may elect to receive actuarially reduced early retirement pension benefits before his normal retirement date provided he has attained age fifty-five.

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

In 1998, NRECA notified the Association that there were employees whose pension benefits from NRECA's Retirement & Security Program would be reduced because of limitations on retirement benefits payable under Section 401(a)(17) or 415 of the Internal Revenue Code of 1986, as amended. NRECA made available a Pension Restoration Severance Pay Plan and a Pension Restoration Deferred Compensation Plan for cooperatives to adopt in order to make employees whole for their lost benefits. Adopting these plans would allow Chugach to protect the benefits of current and future employees whose pension benefits would be reduced because of these limitations. On May 6, 1998, the Association adopted the NRECA Pension Restoration Severance Pay Plan and the Pension Restoration Deferred Compensation Plan and amended its NRECA Retirement & Security Program accordingly.



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

Benefit service as of December 31, 1998 taken into account under the Plan for the executive officers is shown below. Base salary for 1998 taken into account under the Plan for purposes of determining final average salary is also included.

                                                       Benefit        Covered
    Name               Principal Position              Service     Compensation

Eugene N. Bjornstad    General Manager                   14.7        $ 156,021

Lee D. Thibert         Executive Manager, T&D            10.7          122,242
                       Network Services

Evan J. Griffith, Jr.  Executive Manager,                 8.4          123,968
                       Finance & Energy Supply

William R. Stewart     Executive Manager, Retail         28.9          123,968
                       Services


BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The NRECA's COMPensate Wage and Salary Plan was developed in 1986 by NRECA to provide its members with a systematic and standardized method of evaluating jobs in each cooperative by grading them and comparing wages and salaries within similar rural electric systems, as well as the external market-place, and then creating and applying statistically determined equitable pay scales. In 1988 the Chugach Board approved implementation of NRECA's COMPensate Wage and Salary Plan for all non-bargaining unit employees of the Association. The Plan was adopted by the Board in 1989 and is administered in accordance with the COMPensate guidelines. This Plan was last updated and approved by the Board in 1996 and further updated by the General Manager in 1997 to adjust the Alaskan differential for all management salaries from 20% to 15%. The Chugach Board has directed that this Plan will be updated annually although the update does not guarantee an adjustment to the salary ranges. The General Manager annually conducts a performance appraisal for each of the Executive Managers.

Since 1994, the General Manager has had an Employment Agreement with the Chugach Board of Directors. The Operations committee of the Board of Directors appraises annually the performance of the General Manager and makes a written report to the Board prior to April 24 of each year. The General Manager's performance for 1998 will be determined based on the criteria outlined in the Employment Agreement between Chugach and Eugene N. Bjornstad dated July 6, 1994 and amended February 25, 1998 (filed as Exhibit 10.60.1 in the March 31, 1998 Form 10-Q).



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

            Item 13 - Certain Relationships and Related Transactions

                                 Not Applicable

                                     PART IV

    Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                         Page

Financial Statements

Included in Part IV of this Report:
       Independent Auditors' Report                                        37
       Balance Sheets, December 31, 1998 and 1997                          38
       Statements of Revenues, Expenses and Patronage Capital,
          Years ended December 31, 1998, 1997 and 1996                     40
       Statements of Cash Flows,
           Years ended December 31, 1998, 1997 and 1996                    41
       Notes to Financial Statements                                    42-60

Financial Statement Schedules

       Included in Part IV of this Report:
       Independent Auditors' Report                                        68
       Schedule II - Valuation and Qualifying Accounts,
          Years ended December 31, 1998, 1997 and 1996                     69


Other schedules are omitted as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.


                          Independent Auditors' Report




The Board of Directors
Chugach Electric Association, Inc.:


Under the date of February 26, 1999, we reported on the balance sheets of Chugach Electric Association, Inc. as of December 31, 1998 and 1997 and the related statements of revenues, expenses and patronage capital and cash flows for each of the years in the three-year period ended December 31, 1998 which are included in Part II of the Company's Annual Report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule listed in the index to Item 14 of the Company's 1998 Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.








                                    /s/ KPMG LLP
Anchorage, Alaska
February 26, 1999



                                       68
                                                                    Schedule II



                       CHUGACH ELECTRIC ASSOCIATION, INC.

                        Valuation and Qualifying Accounts



                              Balance at      Charged                  Balance
                               beginning      to costs                 at end
                                of year      and expenses  Deductions  of year


Allowance for doubtful accounts:

     Activity for year ended:

        December 31, 1998       $(368,029)    $(697,181)   $617,302  $(447,908)

        December 31, 1997        (367,085)     (618,379)    617,435   (368,029)

        December 31, 1996        (436,083)     (566,844)    635,842   (367,085)




EXHIBITS

Listed below are the exhibits which are filed as part of this Report:

        Exhibit                       Description                          Page
        Number

    ******3.1            Articles of Incorporation of the Registrant (as amended
                               April 30, 1998)

    ******3.2            Bylaws of the Registrant (as amended April 30, 1998)

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

         *4.2            First Supplemental Indenture of Trust by and among
                              Chugach Electric Association, Inc. and Seattle-First National Bank dated March 17, 1993

         *4.3            Second Supplemental Indenture of Trust by and among
                              Chugach Electric Association, Inc. and Seattle-First National Bank dated May 19, 1994

         *4.4            Third Supplemental Indenture of Trust by and among
                              Chugach Electric Association, Inc. and Seattle-First National Bank

       *4.4.1            Closing Documents dated November 30, 1994, First
                              Mortgage Bond, CoBank Series (CoBank-1), Due
                              March 15, 2002 pursuant to the Third Supple-mental Indenture of Trust dated June 29, 1994

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

    ****4.4.5            Closing documents dated November 26, 1997 First
                              Mortgage Bond, CoBank Series (CoBank-5), Due
                              June 15, 2012 pursuant to the Third Supplemental Indenture of Trust



        Exhibit
        number                                         Description         Page

          *4.5           Fourth Supplemental Indenture of Trust by and among
                            Chugach Electric Association, Inc. and Seattle-First National Bank dated March 1, 1995

          *4.6           Fifth Supplemental Indenture of Trust by and among
                            Chugach Electric Association, Inc. and Seattle-First National Bank dated September 6, 1995

          *4.7           Sixth Supplemental Indenture of Trust by and among
                            Chugach Electric Association, Inc. and Seattle-First National Bank dated April 3, 1996

        ***4.8           Seventh Supplemental Indenture of Trust by and
                              among Chugach Electric Association, Inc. and
                              Seattle-First National Bank dated June 1, 1997

      *****4.9           Eighth Supplemental Indenture of Trust dated as of
                            February 4, 1998, by and between Chugach
                            Electric Association, Inc. and Security Pacific Bank Washington, N.A.

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




        Exhibit
        number                           Description                       Page

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



        Exhibit
        number                           Description                       Page

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






        Exhibit
        number                              Description                    Page

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

         *10.33.2        Eklutna Purchase Agreement Amendment No. 2
                              effective June 14, 1993 between Chugach, MEA, AML&P and the Alaska Power Administration



       Exhibit
        number                            Description                      Page

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






        Exhibit
        number                            Description                      Page

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





       Exhibit
        number                            Description                      Page

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

         *10.52.3        Amendment to Line of Credit Agreement between
                              Chugach and National Bank for Cooperatives
                              (thirty-five million dollars) dated May 1, 1995

         *10.52.4        Amendment to Line of Credit Agreement between
                              Chugach and National Bank for Cooperatives
                              (thirty-five million dollars) dated May 15, 1995

         *10.53          Bill of Sale between Chugach and Cook Inlet Tug &
                              Barge Co. for the barge SUSITNA dated March 1,
                              1993

         *10.54          Intertie Grant Agreement between Chugach and
                              GVEA, FMUS, AML&P, AEG&T, MEA, Homer,
                              Seward, the State of Alaska, Department of
                              Administration, and AIDEA dated October 26,
                              1993

         *10.55          Grant Transfer and Delegation Agreement between
                              Chugach and GVEA, FMUS, AML&P, AEG&T,
                              MEA, Homer, Seward, the State of Alaska,
                              Department of Administration, and AIDEA dated November 5, 1993

         *10.56          Letter of Understanding between Chugach and IBEW
                              dated January 6, 1993 regarding the Outside Plant Personnel Agreement

         *10.57          Letter of Understanding between Chugach and IBEW
                              dated January 6, 1993 regarding the Office and Engineering Agreement

         *10.58          Letter of Understanding between Chugach and IBEW
                              dated January 6, 1993 regarding the Generation Plant Personnel Agreement

         *10.59          Eklutna Power Sales Contract No. 85-79AP10004
                              between Chugach and Alaska Power
                              Administration dated October 13, 1979




         Exhibit
         number                             Description                    Page

          *10.59.1          Contract Modification No. 1 to Contract No.
                                 85-79AP10004 between Chugach and the Alaska
                                 Power Administration dated October 19, 1988 extending the Eklutna Power Sales Agreement

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

          *10.60            Employment Agreement by and among Chugach
                                 Electric Association, Inc. and Eugene N.
                                 Bjornstad dated July 6, 1994

      *****10.60.1          Amendment to Employment Agreement by and
                                 among Chugach Electric Association, Inc. and
                                 Eugene N. Bjornstad dated February 25, 1998

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

        ***10.63            National Bank for Cooperatives (CoBank) Credit
                                 Agreement dated June 22, 1994

        ***10.63.1          Amendment No. 1 to National Bank for
                                Cooperatives (CoBank) Credit Agreement dated
                                June 1, 1997

       ****10.64            Eklutna Hydroelectric Project Closing Documents
                                dated October 2, 1997

       ****10.65            Fifty Million Dollar Line of Credit Agreement
                                between Chugach and the National Rural Utilities Cooperative Finance Corporation executed
                                October 22, 1997



         Exhibit
         number                                                            Page

           10.66            Contract of Sale PC25TM Model C Fuel Cell Power
                                 Plants between ONSI Corporation ("Seller") and Chugach Electric Association, Inc. ("Buyer")
                                 dated April 24, 1998                       83

           10.67            International Swap Dealers Association, Inc. (ISDA)
                                 Master Agreement dated as of March 17, 1999 between Lehman Brothers Financial Products Inc. and Chugach Electric Association, Inc. 97

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

          *19.1             Proposed Partial Consent Decree in Standard Steel
                                 Superfund Site matter

          *19.2             Partial Consent Decree in Standard Steel Superfund
                                 Site matter

      *****19.3             Memorandum of Agreement by and among Chugach
                               Electric Association, Inc. and Admiral Insurance Company Alaska, Alaska National Insurance Company, Nationwide Mutual Insurance
                               Company and Providence Washington Insurance
                               Company relating to Chugach's PRP obligations at the Standard Steel Superfund Site dated February 3, 1998

      *****19.4             CERCLA Remedial Design and Remedial Action
                                 Consent Decree in the Standard Steel Superfund Site matter dated January 24, 1998

     ******19.5             Settlement Agreement dated the 15th day of May
                                1998 by and between Nationwide Mutual
                                Insurance Company, Alaska National Insurance
                                Company, Providence Washington Insurance
                                Company and Admiral Insurance Company and
                                Chugach Electric Association, Inc.

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

*** Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q dated September 30, 1997.

**** Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K dated December 31, 1997

***** Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q dated March 31, 1998

****** Previously filed as an exhibit to the Registrants Quarterly Report on Form 10-Q dated June 30, 1998

******* Previously filed as an exhibit to the Registrants Quarterly Report on Form 10-Q dated September 30, 1998

REPORTS ON FORM 8-K

The Company was not required to file any report on Form 8-K for the year ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1999.



                                    CHUGACH ELECTRIC ASSOCIATION, INC.





                                    By:     /s/ Eugene N. Bjornstad
                                            Eugene N. Bjornstad, General Manager


                                    Date:   March 30, 1999




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated March 30, 1999:


/s/ Eugene N. Bjornstad
  Eugene N. Bjornstad                   General Manager

/s/ Lee D. Thibert
  Lee D. Thibert                        Executive Manager, T&D Network Services

/s/ Evan J. Griffith, Jr.
  Evan J. Griffith, Jr.                 Executive Manager, Finance & Energy
                                        Supply (principal financial officer)
/s/ William R. Stewart
  William R. Stewart                    Executive Manager, Retail Services

/s/ Michael R. Cunningham
  Michael R. Cunningham                 Controller
                                        (principal accounting officer)
/s/ Patricia B. Jasper
  Patricia B. Jasper                    President and Director
                                        (principal executive officer)
/s/ Christopher Birch
  Christopher Birch                     Vice President and Director

/s/ Bruce E. Davison
  Bruce E. Davison                      Secretary and Director

/s/ Mary Minder
  Mary Minder                           Treasurer and Director

/s/ Raymond A. Kreig
  Raymond A. Kreig                      Director

/s/ Elizabeth P. Kennedy
  Elizabeth P. Kennedy                  Director





Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not registered securities pursuant to
Section 12, of the Act:

Chugach has not made an Annual Report to securities holders for 1998 and will not make such a report after the filing of this Form 10-K. As a consequence, no copies of any such report will be furnished to the Securities and Exchange Commission.


