Form 10-Q
period 1999-03-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 1999-05-17
CIK 878004

FORM 10-Q
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

(Mark One)

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 1999
                               ----------------------------------

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

                  CLASS                               OUTSTANDING AT MAY 1, 1999

                  NONE                                         NONE

                                        CHUGACH ELECTRIC ASSOCIATION, INC.

                                                     INDEX


                                                                     Page Number

CAUTION REGARDING FORWARD-LOOKING STATEMENTS                                   3

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

Balance Sheets, March 31, 1999 (Unaudited) and December 31, 1998               4

Statements of Revenues, Expenses and Patronage Capital, Three Months Ended
   March 31, 1999 and 1998  (Unaudited)                                        6

Statements of Cash Flows, Three Months Ended March 31, 1999 and 1998
   (Unaudited)                                                                 7

Notes to Financial Statements (Unaudited)                                      8

Item 2.  Management's Discussion and Analysis of Results of Operations and
Financial Condition (Unaudited)                                                9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           14

PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 2.  Changes in Securities and Use of Proceeds                            16

Item 3.  Defaults Upon Senior Securities                                      16

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 5.  Other Information                                                    16

Item 6.  Exhibits and reports on Form 8-K                                     20

Signatures                                                                    21

Exhibits                                                                      22

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


                                           PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited financial statements of Chugach for the quarter ended March 31, 1999 follow:

                                        CHUGACH ELECTRIC ASSOCIATION, INC.
                                                  Balance Sheets

                                                      Assets



                                 March 31, 1999                December 31, 1998
                                 --------------                -----------------
                                   (Unaudited)

Utility plant:

     Electric plant in service    $ 622,256,622                    $ 620,216,818

     Construction work in progress   24,875,332                       30,405,736
                                   ------------                     ------------

                                    647,131,954                      650,622,554

     Less accumulated depreciation  233,153,441                      233,981,397
                                   ------------                     ------------

                 Net utility plant  413,978,513                      416,641,157
                                   ------------                     ------------

Other property and investments, at cost:

     Nonutility property                   3,550                           3,550

Investments in associated organizations8,357,281                       8,356,364
                                   ------------                     ------------

                                      8,360,831                        8,359,914
                                   ------------                     ------------

Current assets:

     Cash and cash equivalents        7,748,553                        2,312,574

     Cash - restricted construction fund286,669                          177,366

     Special deposits                   121,163                          121,164

     Accounts receivable, net        12,881,051                       17,243,266

     Materials and supplies, at avera17,121,734                       15,963,434

     Prepayments                      1,230,842                          917,381

     Other current assets               456,003                          349,030
                                  -------------                    -------------
                 Total current assets39,846,015                       37,084,215
                                   ------------                     ------------

Deferred charges                     22,740,024                       19,006,164
                                   ------------                     ------------

                                  $ 484,925,383                    $ 481,091,450
                                   ------------                     ------------








See accompanying notes to unaudited financial statements.

                                        CHUGACH ELECTRIC ASSOCIATION, INC.
                                                  Balance Sheets

                                             Liabilities and Equities


                                   March 31, 1999              December 31, 1998
                                   --------------              -----------------
                                     (Unaudited)

Equities and margins:

     Memberships                     $    921,963                  $     911,253

     Patronage capital                116,435,644                    109,622,996

     Other                              3,774,162                      3,489,047
                                     ------------                  -------------

                                      121,131,769                    114,023,296
                                     ------------                   ------------

Long-term obligations, excluding current installments:

     First mortgage bonds payable     194,139,000                    235,101,000

     National Bank for Cooperatives bonds
       payable                        113,167,339                     70,816,699
                                     ------------                   ------------

                                      307,306,339                    305,917,699
                                     ------------                   ------------

Current liabilities:

     Notes payable                      7,500,000                              -

     Current installments of long-term d6,359,323                      6,088,802

     Accounts payable                   6,744,992                      8,838,757

     Consumer deposits                  1,016,138                        993,616

     Accrued interest                   1,335,065                      6,722,325

     Salaries, wages and benefits       3,640,910                      3,755,837

     Fuel                               4,610,575                      5,362,713

     Other                                750,780                      1,318,947
                                    -------------                   ------------

          Total current liabilities    31,957,783                     33,080,997
                                     ------------                   ------------

Deferred credits                       24,529,492                     28,069,458
                                     ------------                   ------------

                                    $ 484,925,383                  $ 481,091,450
                                     ------------                   ------------






See accompanying notes to unaudited financial statements.

                                        CHUGACH ELECTRIC ASSOCIATION, INC.

                          Statements of Revenues, Expenses and Patronage Capital


                                             Three months ended March 31

                                         1999                           1998
                                         ----                           ----

                                                    (Unaudited)


Operating revenues                 $  39,424,237                   $  39,024,214
                                    ------------                    ------------

Operating expenses:

     Production                       10,763,127                      11,845,378

     Purchased power                   1,868,522                       2,237,195

     Transmission                        672,493                         620,854

     Distribution                      2,014,368                       2,162,668

     Consumer accounts                 1,028,746                         988,879

     Sales expense                       347,238                          99,358

     Administrative, general and other 4,755,495                       3,844,636

     Depreciation and amortization     5,171,884                       5,722,186
                                    ------------                    ------------

             Total operating expenses 26,621,873                      27,521,154
                                    ------------                    ------------

Interest:

     On long-term debt                 5,925,943                       6,379,258

     Other                               210,070                          26,447

     Charged to construction - credit    (4,605)                       (179,765)
                                   -------------                    ------------

             Net interest expense      6,131,408                       6,225,940
                                    ------------                    ------------

             Net operating margins     6,670,956                       5,277,120
                                    ------------                    ------------


Nonoperating margins:

     Interest income                     146,350                         185,344

     Other                                 8,985                         299,005
                                   -------------                    ------------

             Total nonoperating margins  155,335                         484,349
                                    ------------                    ------------

             Assignable margins        6,826,291                       5,761,469

Patronage capital at beginning of per109,622,996                     104,800,092

Retirement of capital credits and
   estate payments                      (13,643)                        (31,917)
                                   -------------                   -------------

Patronage capital at end of period $ 116,435,644                   $ 110,529,644
                                    ------------                    ------------



See accompanying notes to unaudited financial statements.

                                        CHUGACH ELECTRIC ASSOCIATION, INC.
                                             Statements of Cash Flows

                                                                             Three months ended March 31

                                                                                   1999                         1998
                                                                                   ----                         ----

                                                                                             (Unaudited)

Cash flows from operating activities:

   Assignable margins                                                          $   6,826,291              $   5,761,469
                                                                                ------------               ------------

   Adjustments to reconcile assignable margins to net cash provided (used) by operating activities:

       Depreciation and amortization                                               5,171,884                  5,722,186

       Changes in assets and liabilities:
       (Increase) decrease in assets:

         Accounts receivable                                                       4,362,215                  6,631,691

         Prepayments                                                                (313,461)                  (961,577)

         Materials and supplies                                                   (1,158,300)                    20,711

         Deferred charges                                                         (3,733,860)                (1,091,769)

         Other                                                                      (216,277)                   (88,962)

     Increase (decrease) in liabilities:
         Accounts payable                                                         (2,093,765)                (2,263,492)

         Consumer deposits                                                            22,522                    (77,532)

         Accrued interest                                                         (5,387,259)                (5,550,755)

         Deferred credits                                                         (3,539,965)                  (334,920)

         Other                                                                    (1,435,233)                (4,454,169)
                                                                                ------------               ------------

               Total adjustments                                                  (8,321,499)                (2,448,588)
                                                                                -------------              -------------

               Net cash provided (used) by
                 operating activities                                            (1,495,208)                  3,312,881

Cash flows from investing activities:
   Extension and replacement of plant                                             (2,509,240)                (2,306,289)

   Investments in associated organizations                                              (917)                  (139,452)
                                                                               -------------              -------------

               Net cash used in investing activities                              (2,510,157)                (2,445,741)
                                                                                -------------              -------------

Cash flows from financing activities:

   Short-term borrowings, net                                                      7,500,000                  8,500,000

   Proceeds from long-term debt                                                   42,500,000                          -

   Repayments of long-term debt                                                  (40,840,838)                (5,780,399)

   Retirement of patronage capital                                                   (13,643)                   (31,917)

   Other                                                                             295,825                      6,196
                                                                                ------------              -------------

               Net cash provided by                                                9,441,344                  2,693,880
                                                                                ------------               ------------
                 financing activities

               Net increase in cash
                 and cash equivalents                                              5,435,979                  3,561,020

Cash and cash equivalents at beginning of period                                   2,312,574                  5,224,529
                                                                                 -----------                -----------

Cash and cash equivalents at end of period                                      $  7,748,553               $  8,785,549
                                                                                 -----------                -----------


See accompanying notes to unaudited financial statements.

                                        CHUGACH ELECTRIC ASSOCIATION, INC.

                                           Notes to Financial Statements

                                                  March 31, 1999

                                                   (Unaudited)


1.   Presentation of Financial Information
     During interim periods, Chugach follows the accounting policies set forth in its audited financial statements included in Form 10-K filed with the Securities and Exchange Commission. Users of interim financial information are encouraged to refer to the footnotes contained in Chugach's Form 10-K when reviewing interim financial results. Management believes that the accompanying interim financial statements reflect all adjustments which are necessary for a fair statement of the results of the interim period presented. All adjustments made in the accompanying interim financial statements are of a normal recurring nature.

     Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

2.   Lines of Credit
     Chugach maintains a line of credit of $35 million with National Bank for Cooperatives (CoBank). The CoBank line of credit expires August 1, 1999 but carries an annual automatic renewal clause. At March 31, 1999 there was no outstanding balance on this line of credit. In addition, the Association has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At March 31, 1999, $7.5 million was outstanding on this line of credit at an interest rate of 5.90%. The NRUCFC line of credit expires October 14, 2002.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

                                   (Unaudited)


Reference is made to the information contained under the caption "CAUTION REGARDING FORWARD-LOOKING STATEMENTS" at the beginning of this Report. Reference is also made to the information contained in Item 5 of Part II with respect to the Matanuska Electric Association, Inc. (MEA) proposal.

For certain information concerning a Treasury rate-lock transaction entered into by Chugach in March 1999, reference is made to information appearing under the caption "Additional Information Regarding Treasury Rate-Lock" in Item 5 of Part II of this report.

RESULTS OF OPERATIONS

Current Year Quarter Versus Prior Year Quarter

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased by 1.0% for the quarter ended March 31, 1999 over the same quarter in 1998. The increase in revenues is primarily attributable to higher kWh sales to retail and the three wholesale customer classes. The increase in revenue also was attributable to lower fuel and purchased power costs.

Retail and the wholesale demand and energy rates of Homer Electric Association, Inc. (HEA) did not change from the first quarter of 1998 to the same period in 1999. Wholesale demand and energy rates charged to MEA declined 0.20% effective November 1998. Wholesale demand and energy rates charged to Seward declined approximately 15%. In 1998, Chugach and the City of Seward signed a new ten-year power sales agreement. The new power sales agreement, which is currently before the Alaska Public Utilities Commission (APUC) under docket U-98-70, contains a provision that allows Chugach to interrupt Seward at certain times during the year. A hearing was held in March 1999 and a final decision from the APUC is pending. The APUC has already approved the contract on an interim-refundable basis. As a result of this new power sales agreement, revenues derived from sales to Seward will decline about $350,000 annually.

Pursuant to a Settlement Agreement with AEG&T/MEA/Homer, Chugach may be required to grant a refund to AEG&T/MEA/Homer retroactive to January 1, 1997 (based on the 1996 test year filing). A provision for wholesale rate refund of approximately $980,000 and $993,000 was recorded at December 31, 1997 and December 1998, respectively, to accommodate certain rate adjustment clauses contained in the Settlement Agreement. Year-to-date March 1999 provisions total approximately $295,000. Determination of the final refund amounts awaits APUC approval of the 1996 test year rate filing, which was filed with the APUC in April 1999.

Lower fuel prices were the primary reason for the decrease in production expense for the quarter ended March 31, 1999 compared to the same period in 1998. Purchased power expense was lower for the quarter ended March 31, 1999 compared to the same period in 1998 as a result of a substantial decrease in purchases from Soldotna Unit #1 due to decreased economy energy sales and favorable fuel prices during first quarter 1999 compared to the same period last year. Transmission expenses for quarter ended March 31, 1999 were higher compared to 1998 as a result of a shift in load dispatch labor from a distribution focus in 1998 to a transmission focus in 1999. In addition, the wheeling charge for Eklutna power that had been treated as a production expense in first quarter 1998 was treated as a transmission expense in first quarter 1999. These variances were slightly offset by lower transmission line clearing costs for quarter ended March 31, 1999, compared to the same period last year. Distribution costs were lower in the first quarter of 1999 compared to 1998. This was a result of reduced substation maintenance costs due to the adoption of a reliability-centered maintenance program. Consumer accounts and sales expense increased for the quarter ended March 31, 1999. This was primarily due to increased customer service and advertising costs related to the addition of new business ventures in the first quarter of 1999. Administrative, general and other expenses increased for the three-month period ended March 31, 1999. This increase was substantially due to the costs associated with the unsolicited acquisition proposal by MEA referenced in Item 5 of Part II and the amortization of the costs related to the implementation of Year 2000 (Y2K) compliant financial software that was completed in 1998.

Depreciation expense was lower for the quarter ended March 31, 1999 compared to the same period in 1998 due to an adjustment done in the first quarter of 1999 as a result of the unitization of a capital project that was completed in 1997. Interest expense decreased in the current period due to the refinancing of long-term debt during the first quarter of 1999.

Other nonoperating margins were lower for the quarter ended March 31, 1999 compared to the same period in 1998. This difference was due to patronage capital credits received from CoBank in the first quarter of 1998.

Financial Condition

Total assets increased by 0.8% from December 31, 1998 to March 31, 1999. The increase was due primarily to an increase in cash from short-term borrowings and deferred charges. The increase in deferred charges is attributable to refinancing activities associated with the purchase of the Series A 1991 First Mortgage bonds. These increases were partially offset by the retirement of $4.2 million of fully depreciated generation plant in the first quarter. A decline in accounts receivable was caused by the payment of wholesale power bills that were accrued but not paid at December 31, 1998. Notable changes to total liabilities include the decrease in first mortgage bonds resulting from the March bond payment and Chugach's purchase of first mortgage bonds. Offsetting the decrease in first mortgage bonds was the increase in CoBank bonds resulting from the issuance of CoBank 6 in the amount of $42.5 million on March 30, 1999. Accrued interest also decreased due to the March semi-annual bond payment.

Liquidity and Capital Resources

Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $50 million line of credit from NRUCFC and a $35 million line of credit with CoBank. At March 31, 1999, there was no balance outstanding with CoBank; $7.5 million was outstanding on the NRUCFC line at March 31, 1999 which carried an interest rate of 5.90%.

Capital construction in 1999 is estimated at $33.9 million. At March 31, 1999 approximately $3.78 million has been expended. Capital improvement expenditures are expected to increase in the upcoming second and third quarters as the construction season begins in April and extends into October.

In 1998 Chugach negotiated a supplemental indenture (Third Supplemental Indenture of Trust) with CoBank that previously allowed up to $80 million in future bond financing. Chugach finalized an amendment to the Third Supplemental Indenture of Trust (Seventh Supplemental Indenture of Trust) that eliminated the maximum aggregate amount of bonds the Company may issue under the agreement. At March 31, 1999, Chugach had bonds in the amount of $113.6 million outstanding under this financing arrangement. The balance is comprised of a $1.01 million bond (CoBank 1) which carries an interest rate of 8.95% maturing in 2002, a $10 million bond (CoBank 2) priced at 7.76% due in 2005, a $21.5 million bond (CoBank 3), priced at 5.60%, a $23.5 million bond (CoBank 4) priced at 5.60% and a $15 million bond (CoBank 5) priced at 5.60% due in 2002, 2007 and 2012 respectively. On March 30, 1999 a $42.5 million bond (CoBank 6) was issued with a variable interest rate currently priced at 5.65%. CoBank 6 matures March 15, 2002. Principal payments on the CoBank 3 and 4 bonds commence in 2003 and continue through 2022. Additionally, Chugach has negotiated a similar supplemental indenture (Fifth Supplemental Indenture of Trust) with NRUCFC for $80 million. At March 31, 1999 there were no amounts outstanding under this financing arrangement.

Chugach management continues to expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 1999 and thereafter.

YEAR 2000

Readiness Information

Chugach has recognized the need to investigate, test and remediate, if necessary, the critical systems and equipment under its control which could cause power and business disruptions in conjunction with what are collectively called Y2K dates. Chugach has an active program underway that should be completed by the summer of 1999.

Chugach expects to fund its Y2K project internally and estimates it will incur between $9 and $11 million of incremental costs through March 1, 2000, associated with making the necessary modifications identified to date to applications and embedded devices. This projection includes contingencies and replacement systems that may be required. Chugach has incurred costs of approximately $8.8 million for Y2K projects through March 31, 1999, all of which has been capitalized.

Chugach's Y2K Project is divided into three primary phases. The first phase is "inventory and assessment" during which applications (both internally developed and vendor supplied) and devices (in the generation plants, substations, telecommunications and facilities) are identified and criticality to the business is determined. The second phase, "testing and remediation" occurs during the replacement or remediation of the systems and/or devices. The final phase is "contingency planning" during which specific backup plans will be developed for all "mission-critical" applications, devices and systems. Chugach is also participating in the Y2K activities of several organizations including the North American Electric Reliability Council (NERC), Electric Power Research Institute (EPRI) and the National Rural Electric Cooperative Association (NRECA) who are developing a network to verify the risks and costs nationally, in the State and at Chugach.

Chugach's Y2K readiness program is divided along functional lines (real time and business systems) and each area is at a different point of completion. System testing at Chugach's four power plants is underway and will be complete by June 1999. In the transmission and distribution area, inventory and assessment activities are underway for the Supervisory and Control and Data Acquisition (SCADA) system, telecommunication, relaying and system protection assets. Testing and remediation are scheduled to be completed in June, 1999. Testing and remediation is between 73% and 89% complete for each of these systems.

Chugach business systems Y2K readiness activities were complete by year-end 1998. General Ledger, Accounts Payable, Payroll, Materials Management, Project Costing and Human Resources subsystems to the Financial Information System were converted by the end of 1998. Additionally, the Customer Billing System was updated to be Year 2000 compliant. The total cost of these conversions was $8.7 million. Remaining, non-critical financial subsystems needing to be converted in 1999 are the Budget Preparation subsystem (to be completed by September 1, 1999) and Fixed Assets system. We are also updating our Work Management subsystems. Finally, all the hardware connected to Chugach's business systems area-wide network have been tested and found to be Y2K ready.

The business systems team is currently developing contingency plans in the event of any failure. These plans will be complete by August 1999.

The Purchasing Department asked every vendor for a statement regarding their Y2K readiness. All responses were due by the end of April 1999. Review of each individual vendor's response is in progress. If after review, it is determined that the vendor will not be Y2K compliant by year-end, Chugach will determine if it will continue its relationship with that vendor. This task is currently 25% complete.

It is Chugach's goal that all Y2K readiness projects be complete by the summer of 1999 and no Chugach customers lose power for an extended time due to a Y2K problem. Based on the progress to date, Chugach believes the goals will be achieved.

Contingency planning is in progress and currently 35% complete. The reasonably worst case scenario has not been determined at this time. Although contingency planning is by its nature speculative, the Y2K contingency plan will reduce the risk of material impacts on Chugach's operations due to Y2K problems.

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

During 1998, Chugach updated its strategic plan. In this plan, priority issues are identified that are critical to the Company's success. Updated key result area targets were developed that track the most important measures of Chugach's performance.

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

In 1997 Chugach made organizational changes in preparation for competition. Recognizing that the new marketplace will probably be "unbundled" along the functional lines of generation, transmission and distribution, and retail services, Chugach's organizational structure reflects these functions. Operating with three divisions: Finance and Energy Supply, Transmission and Distribution Network Services, and Retail Services, Chugach has positioned itself to meet competition in the electric industry. Chugach's Marketing Department continues to operate a key account program for larger customers and is developing new services to enhance existing customers' satisfaction.

Chugach commenced operation as an internet service provider (ISP) in February 1999. Also in 1999, Chugach began selling spare microwave bandwidth to industrial customers.

Chugach has three collective bargaining agreements with the International Brotherhood of Electrical Workers (IBEW) that are currently open for negotiation. Although each of the contracts had an expiration date of January 31, 1998, the parties have agreed that the contracts shall continue in effect until new contracts are put in place. If the parties cannot agree on the terms of new agreements, all outstanding issues will be decided through binding interest arbitration. The IBEW cannot strike and Chugach cannot lockout under the continuing agreement.

ENVIRONMENTAL MATTERS

Compliance with Environmental Standards

Chugach's operations are subject to certain federal, state and local environmental laws that Chugach monitors to ensure compliance. The costs associated with environmental compliance are included as a component of both the operating and capital budget processes. Chugach accrues for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable.

Environmental Matters

Refer to Part II, Item 1 for an update on the status of the Standard Steel Salvage Yard Site litigation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Chugach is exposed to a variety of risks, including changes in interest rates and changes in commodity prices due to repricing mechanisms inherent in gas supply contracts. In the normal course of its business, Chugach manages its exposure to these risks as described below. Chugach does not engage in trading market risk sensitive instruments for speculative purposes, nor are any derivative instruments outstanding at March 31, 1999.

Chugach does not hold or issue derivative financial instruments for trading purposes. Chugach uses derivative financial instruments to manage its exposure to fluctuations in interest rates. Neither the aggregate value of these financial instruments nor the market risk posed by them is material to the Company.

Interest rate risk - As of March 31, 1999, except for CoBank 6 which carries a variable interest rate that is periodically repriced, Chugach's outstanding borrowings were at fixed interest rates. The following table provides information regarding cash flows and related weighted average interest rates by expected maturity dates for Chugach's debt obligations (dollars in thousands):

                                                                                                                              Fair
                                 1999        2000         2001         2002          2003       Thereafter        Total       Value
                                 ----        ----         ----         ----          ----       ----------        -----       ------

Long-term debt,
including current portion     $   143      $6,372        $6,430      $52,910       $5,907        $241,904        $313,666   $340,895



Commodity price risk - Chugach's gas contracts provide for adjustments to gas prices based on fluctuations of certain commodity prices and indices. Purchased power costs are passed directly to Chugach's wholesale and retail customers through a fuel surcharge, therefore, fluctuations in the price paid for gas pursuant to long-term gas supply contracts does not normally impact margins. The fuel surcharge mechanism mitigates the commodity price risk related to market fluctuations in the price of purchased power.

                            PART II OTHER INFORMATION


Item 1.  Legal Proceedings

Standard Steel Salvage Yard Site (the Site)

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

Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc. U-98-180

Reference is made to Item 5 (Other Information) with respect to the unsolicited acquisition proposal by MEA. On December 2, 1998, MEA filed a complaint with the APUC. In the Matter of the Formal Complaint filed by MATANUSKA ELECTRIC ASSOCIATION, INC. Against CHUGACH ELECTRIC ASSOCIATION, INC., U-98-180. MEA alleges that Chugach has engaged in "unreasonable management practices" in the management of the Series A Bonds. The complaint asks the APUC to issue an order instituting an investigation into the reasonableness and propriety of the continuing decision of Chugach not to defease such Bonds, which order would include convening a public hearing to take evidence as to whether Chugach's decision not to defease said Bonds constitutes an unreasonable management decision, and awarding MEA such additional relief as the APUC may find just and equitable. Chugach has filed an answer denying the material allegations of MEA's complaint, asserting that its management of the Series A Bonds has been reasonable and sound, and contending that defeasance of such Bonds would not be a prudent course of action. The answer also asserts that the APUC should not open an investigation on the grounds that MEA's allegations do not implicate the kinds of management decision into which it is appropriate for the APUC to inquire. MEA has filed a reply to Chugach's answer, which Chugach has moved to strike on the basis that such reply asserts new claims going beyond the core allegations in the complaint relating to Chugach's decision not to defease the Series A Bonds and relies on new factual allegations not contained in the complaint. Each party has filed additional motions regarding the pleadings of the other party.

To date, the APUC has not taken any action in this matter except to convene an informal status conference on April 30, 1999. If the APUC authorizes an investigation, Chugach will vigorously defend its financial management. Because of the preliminary nature of the case, Chugach has not been able to estimate the costs of its participation in the case should the case proceed.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Additional Information Regarding Treasury Rate-Lock

On March 17, 1999, Chugach entered into a Treasury rate-lock transaction with Lehman Brothers Financial Products Inc. (Lehman Brothers) for the purpose of taking advantage of favorable current market interest rates in anticipation of refinancing Chugach's Series A Bonds Due 2022 on their first call date (March
15, 2002). Under the Treasury rate-lock contract, Chugach will receive a lump-sum payment from Lehman Brothers on March 15, 2002, if the yield on 10- or 30-year Treasury bonds as of mid-February, 2002, exceeds a specified target level (5.653% and 5.838%, respectively). Conversely, Chugach will on the same date be required to make a payment to Lehman Brothers. If the yield on the 10- or 30-year Treasury bonds falls below its stated target yield. The amount of the payment will increase as the difference between the actual yield and the target yield increases. For each basis point (0.01% per annum) by which the yield on 10-year or 30-year Treasury bonds deviates from the stated target level, Chugach will receive (if the Treasury yield exceeds the target yield) or make (if the Treasury yield falls short of the target yield) a payment equal to the product obtained by multiplying (i) the amount of deviation (expressed in basis points) by (ii) the changes in the prices of $196 million (in the case of 10-year Treasury bonds) and $18.7 million (in the case of the 30-year Treasury bonds) of Treasury bonds, given a one basis point change in their respective yields (determined with reference to the Bloomberg Financial Market's Government Yield Analysis Page). In this way, Chugach intends that higher interest costs resulting from increases in market interest rates prior to refinancing of Chugach's long-term debt would be mitigated by a lump-sum, up-front payment to Chugach at the time of the refinancing.

Unsolicited Acquisition Proposal by Matanuska Electric Association, Inc.

In October 1998, MEA, Chugach's largest wholesale customer, presented to the Board of Directors of Chugach (the Board) an unsolicited proposal (the MEA Proposal) to acquire substantially all of Chugach's assets in exchange for the assumption of Chugach's liabilities. Although MEA has not provided many details of the MEA Proposal, it has stated that the generation and transmission assets of Chugach would be transferred to a subsidiary of MEA, the assets comprising Chugach's distribution system would be transferred to MEA itself, and Chugach's members would become members of MEA. MEA has also stated that, at the time of the acquisition, it would borrow enough money to defease (i.e. to purchase a pool of U.S. government or U.S. government-backed securities that would generate sufficient cash flow to make scheduled debt service payments during the remaining life of the defeased obligations) or refinance Chugach's outstanding Series A Bonds and to repay Chugach's outstanding CoBank bonds plus an additional $42.5 million that would be distributed in cash to the members of the post-acquisition MEA. On November 2, 1998, citing uncertainty over whether MEA would be successful in its bid to acquire Chugach's assets, Standard & Poor's Rating Service placed its single "A" rating on the Series A Bonds on "Credit Watch with developing implications", meaning the rating may be raised, lowered or affirmed.

After evaluating information provided by MEA and analyses of the MEA Proposal presented by Chugach's staff and independent financial advisors, on November 12, 1998, the Board rejected the MEA Proposal. Thereafter, MEA withdrew the provision of the MEA Proposal which contemplated that the Board of Directors of MEA, following the consummation of the MEA Proposal, would include minority representation from among the members of the Board. MEA also stated that MEA's future communications on this matter would be directed to Chugach's membership rather than the Board or Chugach's staff and MEA began circulating petitions to gather a sufficient number of signatures from Chugach's members to force a special meeting of Chugach's members for the purpose of considering the MEA Proposal. Under the Alaska Electric & Telephone Cooperative Act, a special meeting of the members of Chugach may be called by 10% of Chugach's members.

On April 28, 1999, MEA delivered documents to Chugach which MEA stated, in its transmittal letter, constituted petitions requesting a special meeting of the members of Chugach for the purpose identified in the petitions. The form of petition used by MEA in soliciting sufficient signatures from Chugach members to meet the 10% test referred to above states that the petition requests a special meeting of the members of Chugach to be held at the earliest possible date to consider and vote upon the sale of all or substantially all of the assets of Chugach to a wholly-owned subsidiary of MEA; that a summary of the proposed sale was printed on the back of the petition; and that the official ballot to be used in conjunction with the special meeting shall set forth the terms and conditions of the sale as specified by the Board of Directors of MEA. The form of official ballot that MEA intends to seek to have Chugach send to its members has not to date been furnished to Chugach. The summary of the proposed sale printed on the back of the petition reads (in relevant part) as follows:

                                    "Summary of Proposed Sale of the Assets of
                                        Chugach Electric Association, Inc.

     1. Chugach Electric Association, Inc. (CEA) will sell all of its assets to a wholly owned subsidiary of Matanuska Electric Association, Inc. (MEA), which will pay for these assets by assuming all of CEA's liabilities, including CEA's responsibility to pay capital credits to its members.

     2. Concurrently with the sale of CEA's assets, MEA's subsidiary will sell all of the distribution assets it acquires from CEA to MEA. As partial consideration for the purchase of these assets, MEA will assume the responsibility to pay the capital credits of CEA's former members.

     3. All of CEA's current members will be eligible to become members of MEA.

     4. All terms and conditions of the proposed sale are contingent on compliance with all statutory and regulatory requirements of the State of Alaska, including approval of the Alaska Public Utilities Commission."

In response to MEA's April 28, 1999 letter and enclosures referred to above, Chugach advised MEA on April 29, 1999 that, in light of the pendency of an advisory vote of MEA's members on the MEA proposal scheduled for that day, Chugach did not think it would be prudent to incur any costs or utilize any resources in connection with the documents delivered to Chugach. In addition, Chugach advised MEA that: (i) whatever the outcome of the MEA members' advisory vote, and whatever MEA decided to do in light of it, it remained Chugach's position that the MEA proposal is fundamentally flawed and not in the best interests of Chugach members; and (ii) as discussed below, it remains Chugach's position that the proposed acquisition cannot legally be accomplished without the approval of Chugach's Board of Directors. In addition, Chugach advised MEA that, while Chugach does not agree that MEA or any other member of Chugach has the ability to dictate ballot language, it was necessary for MEA to provide its specific proposed ballot language as well as the information that Chugach had requested about the MEA proposal in earlier correspondence, in order for Chugach to make decisions on whether to call a special meeting, and if so, on other issues related to such a meeting. In addition, Chugach notified MEA that the petitions were being held by Chugach's contractor for signature verification action if and when such action became appropriate and that, if and when the signatures were verified, the petitions would be treated as having been received by Chugach on April 28, 1999.

At the annual meeting of members of Chugach held on April 29, 1999, the members, among other things, approved an amendment to the bylaws of Chugach which limits the amount of time in which petitions may be gathered for the purpose of requesting a special meeting of members. Under this amendment, such signatures must be collected within one consecutive 90 calendar day time period and the Board of Directors shall establish such policies as may be necessary and convenient to ensure compliance with this limit. The amended text of the bylaws of Chugach, reflecting this amendment as well as certain other amendments approved by members at the April 29, 1999 meeting, is filed as Exhibit 3 (ii) of this report and is incorporated herein by reference.

According to information publicly released by MEA, at its annual meeting of members held on April 29, 1999, its members voted in favor of "the MEA Board of Directors continuing to prepare MEA for deregulation and competition through the acquisition of Chugach" by a vote of 4,915 to 3,485, or 59% to 41%, and members also voted 5,776 to 2,472, or 70% to 30%, in favor of increasing the number of directors on MEA's Board through a districting process if MEA successfully acquires Chugach. Both of these votes were stated on the ballot to be advisory. The MEA annual meeting was recessed pending the outcome of an election on whether to recall the Board of MEA, in accordance with a ruling of the Alaska Supreme Court.

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

On May 6, 1999, MEA responded, by letter, to Chugach's letter of April 29, 1999. MEA's letter stated (among other things) that: (i) MEA considers its members to have advised it that it should continue its efforts to prepare MEA for deregulation and competition through the acquisition of Chugach; (ii) MEA agrees to Chugach's suggestion to hold in abeyance until after May 25, 1999, the counting of the petitions turned in by MEA, under Chugach's assurance that they would be treated as having been received by Chugach on April 28, 1999; (iii) following the recall election relating to the MEA Board, MEA will present Chugach with additional information requested by Chugach on the special meeting of Chugach's members being sought by MEA; and (iv) MEA suggests that the Board of MEA and Chugach engage in dialogue with regard to a possible combination of the two organizations on a non-adversarial basis.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Bylaws of the Registrant (as amended April 29, 1999).

         Confirmation for U.S. dollar Treasury rate-lock transaction to be subject to 1992 Master Agreement, dated March 17, 1999, between Lehman Brothers Financial Products Inc.and Chugach Electric Association, Inc

         Closing  documents  dated March 30, 1999 First  Mortgage  Bond,  CoBank
         Series   (CoBank-6),   Due  March  15,  2002   pursuant  to  the  Third
         Supplemental Indenture of Trust

         Financial Data Schedule

     (b) Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended March 31, 1999.

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


                                    Date:    May 13, 1999



                                    By:     /s/ Evan J. Griffith, Jr.
                                            Evan J. Griffith, Jr.
                                            Executive Manager, Finance & Energy
                                            Supply


                                    Date:    May 13, 1999

EXHIBITS

Listed below are the exhibits which are filed as part of this Report:


Exhibit
number                                      Description                     Page



3 (ii)            Bylaws of the Registrant (as amended April 29, 1999).       23

10.68             Confirmation for U.S. dollar Treasury rate-lock             39
                  transaction to be subject to 1992 Master Agreement, dated March 17, 1999 between Lehman Brothers Financial Products Inc. and Chugach Electric Association, Inc.

10.69             Closing documents dated March 30, 1999 First Mortgage       43
                  Bond,CoBank Series (CoBank-6), Due March 15, 2002 pursuant to the Third Supplemental Indenture of Trust

    27            Financial Data Schedule                                     **


**  Filed Electronically