Form 10-Q
period 1999-06-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 1999-08-16
CIK 878004

FORM 10-Q
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

(Mark One)

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     June 30, 1999
                                                        OR

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

                  CLASS                            OUTSTANDING AT AUGUST 1, 1999

                  NONE                                       NONE

                                        CHUGACH ELECTRIC ASSOCIATION, INC.

                            INDEX


                                                                     Page Number

CAUTION REGARDING FORWARD-LOOKING STATEMENTS                                   3

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

Balance Sheets, June 30, 1999 (Unaudited) and December 31, 1998                4

Statements of Revenues, Expenses and Patronage Capital, Six Months Ended
   June 30, 1999 and 1998  (Unaudited)                                         6

Statements of Cash Flows, Six Months Ended June 30, 1999 and 1998
   (Unaudited)                                                                 7

Notes to Financial Statements (Unaudited)                                      8

Item 2.  Management's Discussion and Analysis of Results of Operations and
Financial Condition (Unaudited)                                                9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           15

PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16

Item 2.  Changes in Securities and Use of Proceeds                            18

Item 3.  Defaults Upon Senior Securities                                      18

Item 4.  Submission of Matters to a Vote of Security Holders                  18

Item 5.  Other Information                                                    18

Item 6.  Exhibits and Reports on Form 8-K                                     19

Signatures                                                                    20

Exhibits                                                                      21

                                                       2
CAUTION REGARDING FORWARD-LOOKING STATEMENTS

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


                     PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited financial statements of Chugach for the quarter ended June 30, 1999 follow:

                     CHUGACH ELECTRIC ASSOCIATION, INC.
                              Balance Sheets

                                  Assets


                                           June 30, 1999       December 31, 1998
                                            (Unaudited)


Utility plant:

     Electric plant in service             $ 621,212,853           $ 620,216,818

     Construction work in progress            30,783,053              30,405,736

                                             651,995,906             650,622,554

     Less accumulated depreciation           238,541,532             233,981,397

                      Net utility plant      413,454,374             416,641,157

Other property and investments, at cost:

     Nonutility property                           3,550                   3,550

     Investments in associated organizations   8,357,281               8,356,364

                                               8,360,831               8,359,914

Current assets:

     Cash and cash equivalents                 8,748,380               2,312,574

     Cash - restricted construction funds        159,720                 177,366

           Special deposits                      122,164                 121,164

     Accounts receivable, net                 10,447,357              17,243,266

     Materials and supplies, at average cost  17,585,354              15,963,434

     Prepayments                               1,283,346                 917,381

     Other current assets                        479,736                 349,030

                    Total current assets      38,826,057              37,084,215

Deferred charges                              30,667,771              19,006,164

                                           $ 491,309,033           $ 481,091,450





See accompanying notes to unaudited financial statements.

                     CHUGACH ELECTRIC ASSOCIATION, INC.
                              Balance Sheets

                         Liabilities and Equities


                                            June 30, 1999      December 31, 1998
                                             (Unaudited)


Equities and margins:

     Memberships                       $     935,023              $      911,253

     Patronage capital                   115,870,695                 109,622,996

     Other                                 3,771,490                   3,489,047

                                         120,577,208                 114,023,296

Long-term obligations, excluding current installments:

     First mortgage bonds payable        194,139,000                 235,101,000

     CoBank bonds payable                113,167,339                  70,816,699

                                         307,306,339                 305,917,699

Current liabilities:

     Note Payable                         10,000,000                      -

     Current installments of long-term debt and
        capital leases                     6,359,323                   6,088,802

     Accounts payable                      7,403,429                   8,838,757

     Consumer deposits                     1,053,044                     993,616

     Accrued interest                      5,888,908                   6,722,325

     Salaries, wages and benefits          3,999,353                   3,755,837

     Fuel                                  3,628,511                   5,362,713

     Other                                   924,490                   1,318,947

          Total current liabilities       39,257,058                  33,080,997

Deferred credits                          24,168,428                  28,069,458

                                       $ 491,309,033               $ 481,091,450




See accompanying notes to unaudited financial statements.

                   CHUGACH ELECTRIC ASSOCIATION, INC.

         Statements of Revenues, Expenses and Patronage Capital



                          Three months ended June 30    Six months ended June 30

                           1999           1998              1999         1998

                        (Unaudited)                      (Unaudited)

Operating revenues    $ 32,307,980    $ 33,581,288     $ 71,732,217 $ 72,605,503

Operating expenses:

     Production          9,236,413      10,834,413       19,999,540   22,679,791

     Purchased power     1,888,126       2,023,671        3,756,648    4,260,866

     Transmission          989,950         655,767        1,662,444    1,276,620

     Distribution        2,218,302       2,329,226        4,232,671    4,491,893

     Consumer accounts   1,177,678       1,110,510        2,206,424    2,198,748

     Sales Expense         371,758            -             718,995        -

     Administrative,
     general and other   5,577,579       4,101,796       10,333,073    7,946,433

     Depreciation and
     amortization        5,574,140       5,751,095       10,746,024   11,473,281

      Total operating
      expenses          27,033,946      26,806,478       53,655,819   54,327,632

Interest:

     On long-term debt   5,977,506       6,301,510       11,903,449   12,680,768

     Other                 147,425          43,817          357,495       70,264

     Charged to
     construction - credit(175,925)       (175,145)        (180,530)   (354,909)

      Net interest
      expense            5,949,006       6,170,182       12,080,414   12,396,123

  Net operating margins   (674,972)        604,628        5,995,984    5,881,748

Nonoperating margins:

     Interest income       153,403         181,461          299,753      366,806

     Other                  16,974          52,624           25,959      351,628

       Total nonoperating
       margins             170,377         234,085          325,712      718,434

       Assignable margins (504,595)        838,713        6,321,696    6,600,182

Patronage capital at
beginning of period    116,435,644     110,529,644      109,622,996  104,800,092

Retirement of capital
credits and
estate payments            (60,354)        (42,775)        (73,997)     (74,692)

Patronage capital
at end of period      $115,870,695    $111,325,582    $115,870,695  $111,325,582





See accompanying notes to unaudited financial statements.

                     CHUGACH ELECTRIC ASSOCIATION, INC.
                            Statement of Cash Flows

                                                 Six months ended June 30

                                                     1999                   1998

                                                             (Unaudited)

Cash flows from operating activities:

   Assignable margins                            $  6,321,696       $  6,600,182

   Adjustments to reconcile assignable margins to net cash used in operating activities:

       Depreciation and amortization               10,746,024         11,473,281

       Changes in assets and liabilities:
       (Increase) decrease in assets:

         Accounts receivable                        6,795,909          9,861,083

         Prepayments                                 (365,965)         (663,258)

         Materials and supplies                    (1,621,920)         (415,608)

         Deferred charges                         (11,661,607)       (3,307,373)

         Other                                       (114,060)           117,515

     Increase (decrease) in liabilities:
         Accounts payable                          (1,435,328)       (1,969,579)

         Consumer deposits                             59,428           (85,012)

         Accrued interest                            (833,417)         (144,726)

         Deferred credits                          (3,901,030)         (704,476)

         Other                                     (1,885,143)       (2,678,398)

               Total adjustments                   (4,217,109)        11,483,449

               Net cash provided by operating
                activities                          2,104,587         18,083,631

Cash flows from investing activities:
   Extension and replacement of plant              (7,559,242)       (6,393,276)

   Investments in associated organizations               (917)         (139,452)

               Net cash used in investing
                  activities                       (7,560,159)       (6,532,728)

Cash flows from financing activities:

   Short-term borrowings, net                      10,000,000               -

   Net proceeds and repayments of long-term debt    1,659,162        (5,782,534)

   Retirement of patronage capital                    (73,997)          (74,692)

   Other                                              306,213           (25,853)


               Net cash provided by (used)in
                  financing activities             11,891,378        (5,883,079)

               Net increase (decrease) in cash and
                 cash equivalents                   6,435,806          5,667,824

Cash and cash equivalents at beginning of period    2,312,574          5,224,529

Cash and cash equivalents at end of period       $  8,748,380       $ 10,892,353




See accompanying notes to unaudited financial statements.

                                        CHUGACH ELECTRIC ASSOCIATION, INC.

                                           Notes to Financial Statements

                                                   June 30, 1999

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

2.   Lines of Credit
     Chugach maintains a line of credit of $35 million with National Bank for Cooperatives(CoBank). The CoBank line of credit expires August 1, 1999, but carries an annual automatic renewal clause. At June 30, 1999, $10 million was outstanding on this line.In addition, the Association has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC).At June 30, 1999,there was no outstanding balance on this line of credit.The NRUCFC line of credit expires October 14, 2002.

3.   Change in Accounting Policy
     Effective January 1998 Chugach changed its accounting policy for depreciation of general plant (excluding buildings, leasehold improvements and vehicles). Under the new vintage group method the assets are amortized over their service lives and retired as a group at the end of the amortization period.The amortization periods were developed as part of the recent depreciation study update. At January 1, 1998, the affected asset group made up 2.8% of Electric Plant in Service. In conjunction with adoption of the new depreciation methodology, Chugach wrote off approximately $19 million of plant considered to be fully depreciated. Depreciation expense for the affected asset groups is estimated to be $1.7 million lower annually. Buildings, leasehold improvements and vehicles will continue to be depreciated over their estimated useful lives based on rates developed in periodic depreciation studies.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              (Unaudited)


GENERAL

Reference is made to the information contained under the caption "CAUTION REGARDING FORWARD-LOOKING STATEMENTS" at the beginning of this Report. Reference is also made to the information contained, and referenced, in Item 5 of Part II with respect to the Matanuska Electric Association, Inc. (MEA) proposal.

RESULTS OF OPERATIONS

Current Year Quarter Versus Prior Year Quarter

Operating revenues, including sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased by 3.8% for the quarter ended June 30, 1999, over the same quarter in 1998. The decrease in revenues is largely attributable to lower fuel costs recovered during the second quarter 1999 versus the same period last year.

Retail demand and energy rates did not change from the second quarter of 1999 compared to the same period in 1998. Wholesale demand and energy rates charged to Homer Electric Association, Inc. (Homer) and Matanuska Electric Association, Inc. (MEA) declined .30% and 4.1%, respectively, from second quarter 1998 to second quarter 1999.

Pursuant to a Settlement Agreement with Alaska Electric Generation and Transmission Cooperative, Inc. (AEG&T/MEA/Homer), Chugach may be required to grant a refund to AEG&T/MEA/Homer retroactive to January 1, 1997, (based on the 1996 test year filing). A provision for wholesale rate refunds of approximately
 $980,000 and $993,000 was recorded at December 31, 1997 and December 31, 1998, to accommodate certain rate adjustment clauses contained in the Settlement Agreement. Year-to-date June 1999, refund provisions total approximately $460,000. Determination of the final refund amounts awaits final Regulatory Commission of Alaska (RCA) (formerly the Alaska Public Utilities Commission
(APUC)) approval of the 1996 test year filing. In June 1999 the RCA approved Chugach's 1996 revenue requirement filing on an interim and refundable basis.
As a result of the approval, the wholesale base demand and energy rates charged to Homer and MEA decreased 0.30% and 4.0%, respectively.

In 1998, Chugach and the City of Seward signed a new ten-year power sales agreement. The new power sales agreement, that was approved by the RCA in June 1999, with a retroactive effective date of September 1998 contains a provision that allows Chugach to interrupt Seward at certain times during the year. As a result of the new power sales agreement, revenues derived from sales to Seward will decline approximately $350,000 annually. Although the contract signed by the parties establishes a ten-year term, the RCA approved the contract only for a period of three years from September 11, 1998.

Chugach and AEG&T entered into the Nikiski Cogeneration Plant System Use and Dispatch Agreement (Dispatch Agreement). Under the Dispatch Agreement, Chugach will operate and dispatch AEG&T's Soldotna Unit 1 generation facility that AEG&T proposes to move to Nikiski on the Kenai Peninsula. The Dispatch Agreement will allow the Unit to be used more efficiently in Chugach's operations, which in turn will promote resource conservation. The APUC approved the Dispatch Agreement effective May 14, 1999.

To accommodate the Dispatch Agreement, Chugach approached its four natural gas suppliers - - Marathon Oil Company, ARCO Beluga, Inc., Chevron U.S.A. Inc., and the Municipality of Anchorage d/b/a Municipal Light & Power -- with proposed contract amendments. The amendments generally recognize the small anticipated shift in gas use from the Beluga Power Plant to the relocated generation unit. Also, the amendments to the ARCO, Chevron, and Municipal Light & Power contracts address a hypothetical situation that could reduce Chugach's gas purchases from those suppliers. The amendments give each such supplier the right to offset the reduction, by exercising an option to increase gas sales to Chugach if the situation occurs. Marathon, ARCO, and Chevron have accepted their respective amendments. Municipal Light & Power has not responded to Chugach's offer; however, its acceptance ofthe amendment is not essential to Chugach's performance under the Dispatch Agreement. TheRCA approved the contract amendments effective July 16, 1999.

Power production expense was lower for the quarter ended June 30, 1999, compared to the same period in 1998. This variance is largely due to a decrease in fuel prices, in addition to the lower kWh sales mentioned above. Transmission expense was higher during second quarter 1999 versus 1998 due to increased line clearing activity and a change in the focus of substation maintenance activities from distribution in 1998 to transmission in 1999. Distribution expense decreased for the quarter ended June 30, 1999, versus the same period last year. This decrease is due to the change in substation maintenance focus mentioned above andthe adoption of a reliability-centered maintenance program in 1999. Consumer accounts and sales expense increased in second quarter 1999 versus second quarter 1998 due to the addition of new business ventures in 1999. Administrative, general, and other expenses increased for the three month period ended June 30, 1999. This increase was substantially due to the amortization of maintenance costs related to the Year 2000 (Y2K) compliant financial software that was implemented in 1998.

Interest expense continued to decrease during the quarter due to the refinancing of $34.9 million of 9.14% Series A First Mortgage Bonds that occurred in the first quarter of 1999.

Current Year to Date Versus Prior Year to Date

Operating revenues for the six-month period ended June 30, 1999, decreased relative to the same period in 1998. These lower revenues were essentially due to the same reasons outlinedin the quarter-to-date comparison section.

Power production and distribution expenses decreased and transmission, consumer accounts, sales and administrative, general and other expenses increased for the six-month period ended June 30, 1999, for essentially the same reasons outlined in the quarter-to-date comparison section. Purchased power expense is lower for the six-month period ended June 30, 1999, compared to the same period last year. This variance is due to the system operating scenario that has existed in 1999. Due to the decrease in the fuel prices this year, it was proven moreeconomical to generate power at the Bernice Lake plant to ensure reliability on the Kenai Peninsula, rather than purchase power from AEG&T's Soldotna 1 plant.

Depreciation expense was lower for the six-month period ended June 30, 1999, compared tothe same period last year due to an adjustment done in the first quarter 1999 as a result of theunitization of a capital project that was completed in 1997.

Financial Condition

Total assets increased by 2.1% from December 31, 1998 to June 30, 1999. The increase is dueprimarily to an increase in cash from short-term borrowings and deferred charges. The increase in deferred charges is largely due to project costs related to the repowering of Belugaunits 6 & 7 that is scheduled to be complete in 2004. The contract for this project was awarded to ABB Power Generation and the first milestone payment made in April 1999. Adecline in accounts receivable was primarily caused by paydowns received on the undercollected fuel surcharge balance and the payment of wholesale power bills that were accrued but not paid at December 31, 1998. Notable changes to total liabilities include an increase in notes payable due to short-term borrowings from CoBank and in increase in CoBank bonds resulting from the issuance of CoBank 6 in the amount of $42.5 million on March 30, 1999. Offsetting the increase in CoBank bonds was a decrease in first mortgagebonds resulting from the March bond payment and Chugach's purchase of first mortgage bonds. Additionally, the account payable in respect of fuel decreased due to declining fuel prices and accrued interest decreased as a result of the March semi-annual bond payment.

Liquidity and Capital Resources

Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $50 million line of credit from NRUCFC and a $35 million line of credit with CoBank. At June 30, 1999, Chugach had $10 million outstanding on the CoBank line of credit which carried an interest rate of 5.80%. There was no balance outstanding with NRUCFC at June 30, 1999.

Capital construction in 1999 is estimated at $36.6 million. At June 30, 1999, approximately $7.6 million has been expended. Capital improvement expenditures are expected to increase in the upcoming third quarter as the construction season extends into October.

In 1998 Chugach negotiated a supplemental indenture (Seventh Supplemental Indenture of Trust) with CoBank that previously allowed up to $80 million in future bond financing. Chugach finalized an amendment to the Third Supplemental Indenture of Trust (Seventh Supplemental Indenture of Trust) that eliminated the maximum aggregate amount of bonds the Company may issue under the agreement.
At June 30, 1999, Chugach had bonds in the amount of $113.6 million outstanding under this financing arrangement. The balance is comprised of a $1.01 million bond (CoBank 1) which carries an interest rate of 8.95% maturing in 2002, a $10 million bond (CoBank 2) priced at 7.76% due in 2005, a $21.5 million bond (CoBank 3), currently priced at 5.60% (repriced periodically), a $23.5 million bond (CoBank 4) currently priced at 5.60% (also repriced periodically), a $15 million bond (CoBank 5) currently priced at 5.60% (also repriced periodically) due in 2002, 2007 and 2012 and a $42.5 million bond (CoBank 6) carrying a variable interest rate currently priced at 6.05% (as of July 1999). CoBank 6 matures March 15, 2002. Principal payments on the CoBank 3 and 4 bonds commence in 2003 and continue through 2022. Additionally, Chugach has negotiated a similar supplemental indenture (Fifth Supplemental Indenture of Trust) with NRUCFC for $80 million. At June 30, 1999, there were no amounts outstanding under this financing arrangement.

On March 17, 1999, Chugach entered into a Treasury rate-lock transaction with Lehman Brothers Financial Products Inc. (Lehman Brothers) for the purpose of taking advantage of favorable current market interest rates in anticipation of refinancing Chugach's Series A Bonds Due 2022 on their first call date
(March 15, 2002). Under the Treasury rate-lock contract,Chugach will receive a lump-sum payment from Lehman Brothers on March 15, 2002, if the yield on 10- or 30-year Treasury bonds as of mid-February 2002, exceeds a specified target level (5.653% and 5.838%, respectively). Conversely, Chugach will on the same date be required to make a payment to Lehman Brothers if the yield on the 10- or 30-year Treasury bonds falls below its stated target yield. The amount of the payment will increase as the difference between the actual yield and the target yield increases. For each basis point (0.01% per annum) by which the yield on 10-year or 30-year Treasury bonds deviates from the stated target level, Chugach will receive (if the Treasury yield exceeds the target yield) or make (if the Treasury yield falls short of the target yield) a payment equal to the product obtained by multiplying (i) the amount of deviation (expressed in basis points) by (ii) the changes in the prices of $196 million (in the case of 10-year Treasury bonds) and $18.7 million (in the case of the 30-year Treasury bonds) of Treasury bonds, given a one basis point change in their respective yields (determined with reference to the Bloomberg Financial Market's Government Yield Analysis Page). In this way, Chugach intends that higher interest costs resulting from increases in market interest rates prior to refinancing of Chugach's long-term debt would be mitigated by a lump-sum, up-front payment to Chugach at the time of the refinancing.

Chugach management continues to expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 1999 and thereafter.

YEAR 2000

Readiness Information

Chugach has recognized the need to investigate, test and remediate, if necessar , the critical systems and equipment under its control which could cause power and business disruptions in conjunction with what are collectively called Y2K dates. Chugach has an active program underway that should be completed by the fall of 1999.

Chugach expects to fund its Y2K project internally and estimates it will incur between $10 and $11 million of incremental costs through March 1, 2000, associated with making the necessary modifications identified to date to applications and embedded devices. This projection includes contingencies and replacement systems that may be required. Chugach has incurred costs of approximately $9.8 million for Y2K projects through June 30, 1999. Of this total, $9.5 million was expended in business system Y2K conversions, all of which has been capitalized. Another $233,000 was expended on real time system Y2K inventory and assessment activities, all of which has been expensed.

Chugach's Y2K readiness project is divided along functional lines (real time and business systems) and each area is at a different point of completion. Chugach's real time system Y2K Project is divided into three primary phases.
The first phase is "inventory and assessment" during which applications
(both internally developed and vendor supplied) and devices (in th generation plants, substations, telecommunications and facilities) are identified and criticality to the business is determined. The second phase, "testing and remediation" occurs during the replacement or remediation of the systems and/or devices. The final phase is "contingency planning" during which specific backup plans will be developedfor all "mission critical" applications,devices and systems. Chugach is also participating in the Y2K activities of several organizations including the North American Electric Reliability Council (NERC), Electric Power Research Institute (EPRI) and the National Rural Electric Cooperative Association (NRECA) who are developing a network to verify the risks and costs nationally, in the State and at Chugach.

System testing at Chugach's four power plants is complete. In the transmission and distribution area, inventory and assessment activities are underway for the Supervisory and Control and Data Acquisition (SCADA) system, telecommunication, relaying and system protection assets. Testing and remediation is 95% complete for each of these systems.

Chugach business systems Y2K readiness activities were substantially complete by year-end 1998. General Ledger, Accounts Payable, Payroll, Materials Management, Project Costing and Human Resources subsystems to the Financial Information System were converted by the end of 1998. Additionally, the Customer Billing System was updated to be Year 2000 compliant. The remaining, non-critical financial subsystem needing to be converted in 1999 is the Budget Preparation subsystem (to be completed by September 1, 1999). Chugach is also updating the Work Management subsystems. Finally, all the hardware connected to Chugach's business systems area-wide network have been tested and found to be Y2K ready.

The business systems team has developed contingency plans in the event of any failure. These plans are being reviewed by third party software vendors to ensure plan viability. Each contingency plan includes on-site vendor representation at December 31, 1999.

The Purchasing Department asked every vendor for a statement regarding their Y2K readiness. All responses were due by the end of April 1999. Review of each individual vendor's response is in progress. If after review, it is determined that the vendor will not be Y2K compliant by year-end, Chugach will determine if it will continue its relationship with that vendor. This task is currently 40% complete and is scheduled for completion in August, 1999.

It is Chugach's goal that all Y2K readiness projects be complete by the summer of 1999 and no Chugach customers lose power for an extended time due to a Y2K problem. Based on the progress to date, Chugach believes the goals will be achieved.

Contingency planning is in progress and currently 45% complete for the real time systems. The reasonably worst case scenario has not been determined at this time
 Although contingency planning is by its nature speculative, the Y2K contingency plan will reduce the risk of material impacts on Chugach's operations due to Y2K problems.

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

During 1998, Chugach updated its strategic plan. In this plan, priority issues are identified that are critical to the Company's success. Updated key result area targets were developed thattrack the most important measures of Chugach's performance.

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

Chugach commenced operation as an internet service provider (ISP) in February 1999. Also in 1999 Chugach began selling spare microwave bandwidth to industrial customers.

Chugach has three collective bargaining agreements with the International Brotherhood of Electrical Workers (IBEW) that are currently open for negotiation. Although each of the contracts had an expiration date of January 31, 1998, the parties have agreed that the contracts shall continue in effect until new contracts are put in place. If the parties cannot agree on the terms of new agreements, all outstanding issues will be decided through binding interest arbitration. The IBEW cannot strike and Chugach cannot lockout under the continuing agreement. As of June 30, 1999, negotiations of all three agreements was ongoing. The parties began preparing for fact finding before a third party arbitrator, which is scheduled for October and November, 1999 on remaining open issues. If the parties remain unable to agree, an arbitration hearing is scheduled for February, 2000.

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

Environmental Matters

Reference is made to Part II, Item 1 for discussion of the status of the Standard Steel Salvage Yard Site litigation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Chugach is exposed to a variety of risks, including changes in interest rates and changes in commodity prices due to repricing mechanisms inherent in gas supply contracts. In the normal course of its business, Chugach manages its exposure to these risks as described below. Chugach does not engage in trading market risk sensitive instruments for speculative purposes, nor are any derivative instruments outstanding at June 30, 1999.

Chugach does not hold or issue derivative financial instruments for trading purposes. Chugach has a single derivative financial instrument - a Treasury Rate Lock (as more fully described on page 12 of this 10-Q).

Interest rate risk - As of June 30, 1999, except for CoBank 6 which carries a variable interest rate that is periodically repriced, Chugach's outstanding borrowings from CoBank were at fixed interest rates with varying maturity dates. At maturity, these bonds can be repriced and a new maturity date established. The following table provides information regarding cash flows and related weighted average interest rates by expected maturity dates for Chugach's debt obligations (dollars in thousands):

                                                                                                                              Fair
                                 1999        2000         2001         2002          2003       Thereafter      Total         Value

Long-term debt,
including current portion     $  143        $6,37        $6,430      $52,910       $5,907         $241,904    $313,666      $333,665


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

Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc. U-98-180

Reference is made to Item 5 (Other Information) with respect to the unsolicited acquisition proposal by MEA. On December 2, 1998, MEA filed a complaint with the RCA. In the Matter of the Formal Complaint filed by MATANUSKA ELECTRIC ASSOCIATION, INC. Against CHUGACH ELECTRIC ASSOCIATION, INC., U-98-180. MEA alleges that Chugach has engaged in "unreasonable management practices" in the management of the Series A Bonds. The complaint asks the RCA to issue an order instituting an investigation into the reasonableness and propriety of the continuing decision of Chugach not to defease such Bonds, which order would include convening a public hearing to take evidence as to whether Chugach's decision not to defease said Bonds constitutes an unreasonable management decision, and awarding MEA such additional relief as the RCA may find just and equitable. Chugach has filed an answer denying the material allegations of MEA's complaint, asserting that its management of the Series A Bonds has been reasonable and sound, and contending that defeasance of such Bonds would not be a prudent course of action. The answer also asserts that the RCA should not open an investigation on the grounds that MEA's allegations do not implicate the kinds of management decision into which it is appropriate for the RCA to inquire. MEA has filed a reply to Chugach's answer, which Chugach has moved to strike on the basis that such reply asserts new claims going beyond the core allegations in the complaint relating to Chugach's decision not to defease the Series A Bonds and relies on new factual allegations not contained in the complaint. Each party has filed additional motions regarding the pleadings of the other party.

The APUC took no action in this matter except to convene an informal status conference on April 30, 1999. If the RCA authorizes an investigation, Chugach will vigorously defend its financial management. Because of the preliminary nature of the case, Chugach has not been able to estimate the costs of its participation should the case proceed.

Reference is made to the information (which is incorporated by reference herein) set forth under Item 5 of the Form 8-K filed by Chugach on July 28, 1999, (the "July 1999 8-K") with respect to (among other matters) a complaint filed by MEA against Chugach in Anchorage Superior Court. The caption on that case is Matanuska Electric Association, Inc. v. Chugach Electric Association Inc.,
Case No. 3AN-99-8152C. On July 26, 1999, MEA amended its complaint and filed a motion for preliminary injunction in that action seeking a court order requiring Chugach to (a) immediately advise its members that the ballots distributed on or about July 23, 1999, in connection with the special meeting of members that Chugach has called for November 18, 1999 to consider and vote on MEA's unsolicited proposal to acquire the assets and assume the liabilities of Chugach (the "MEA Proposal") are void (see Item 5 of Part II of this Report), and (b) issue a new ballot package after the August 24, 1999 public hearing which Chugach has scheduled in connection with the special membership meeting, pursuant to procedures to be negotiated with MEA. The Court heard arguments on MEA'smotion on August 6, 1999. In a bench ruling the same day, the Court denied all relief sought by MEA. It required only that Chugach modify for this meeting its standard voting procedure to allow members who have voted to change their vote by requesting and returning by mail a replacement ballot by Chugach's established deadline of 12:00 p.m., November 15, 1999, orby voting in person at the special meeting, with the last dated vote being counted.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Unsolicited Acquisition Proposal by Matanuska Electric Association, Inc.

Reference is made to the information (which is incorporated by reference herein)
 set forth, with respect to the above captioned matter, in (a) Item 5 of the July 1999 8-K and (b) Item 1 of Part II of this Report.

Alaska law prohibits Chugach from disposing of a substantial portion of its assets unless the disposition is approved by a majority of the members of Chugach and by at least two-thirds of those actually voting on the proposal, except that the Board of Directors of Chugach ("the Board") may authorize Chugach to sell its assets to another cooperative if the transaction is approved by a majority of those voting in an election in which a much smaller percentage ofthe membership votes and the purchaser expressly agrees to assume Chugach's obligations under collective bargaining agreements. MEA has taken the position that the Board would becompelled to approve the sale of Chugach's assets to MEA under the MEA proposal if two-thirds of Chugach's members voting at the scheduled special meeting of the members approved the ballot proposal (which is set forth under Item 5 of the July 1999 8-K) and those voting in favor of the transaction constituted a majority of all of the members. Chugach believes that, although member approval clearly is a prerequisite to any sale to MEA, no such sale could legally occur unless the Board also approves the sale in the exercise of its independent judgment.

It is unclear whether Chugach's members will approve the MEA proposal by the required supermajority vote at the scheduled special meeting of members, what legal effect (if any) approval by a supermajority of Chugach's members would have in light of the rejection of the MEA proposal by the Board, and whether any acquisition - even if approved by Chugach - would be approved by the RCA.
It is, therefore, not possible to determine at this time the outcome of the MEA proposal. However, in view of numerous uncertainties associated with the consummation of the MEA proposal, including those referred to above, Chugach believes that there is not a material likelihood that the MEA proposal will be consummated. Accordingly, while Chugach has publicly stated its belief that the consummation of the MEA proposal (including the additional borrowing that would be associated therewith) would adversely affect the financial condition, results of operations, capital resources and liquidity of Chugach, Chugach does not believe that there is a material likelihood that these consequences will occur.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Nikiski Cogeneration Plant System Use and Dispatch Agreement between Chugach Electric Association, Inc. and Alaska Electric Generation and Transmission Cooperative, Inc.

          Agreement for the Sale and Purchase of Electric Power and Energy between Chugach Electric Association, Inc. and the City of Seward

          Amendment No. 2 to Agreement for the Sale and Purchase of Natural Gas between Chugach Electric Association, Inc. and ARCO Beluga, Inc.

          Amendatory Agreement No. 5 To Agreement for the Sale and Purchase of Natural Gas between Chugach Electric Association, Inc. and Marathon Oil Company

          Amendment No. 3 To Agreement for the Sale and Purchase of Natural Gas between Chugach Electric Association, Inc. and Chevron U.S.A. Inc.

          Financial Data Schedule

     (b)  Reports on Form 8-K:

          Reference is made to the July 1999 8-K (as defined in Item 3 of Part II of this report), which discussed the special meeting of members scheduled by Chugach for November 18, 1999, to consider and vote on the MEA proposal, the public hearing scheduled by Chugach for August 24, 1999, in connection with the special meeting, and other matters related to MEA including certain litigation filed by MEA.

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


                                    Date:   August 13, 1999



                                    By:    /s/ Evan J. Griffith, Jr.
                                            Evan J. Griffith, Jr.
                                      Executive Manager, Finance & Energy Supply


                                    Date:   August 13, 1999

EXHIBITS

Listed below are the exhibits which are filed as part of this Report:

Exhibit
number                              Description                                                             Page


10.70             Nikiski Cogeneration Plant System Use and Dispatch Agreement
                  between Chugach Electric Association, Inc. and Alaska Electric
                  Generation and Transmission Cooperative, Inc.                                              22

10.71             Agreement for the Sale and Purchase of Electric Power and
                  Energy between Chugach Electric Association, Inc. and the City
                  of Seward                                                                                  44

10.72             Amendment No. 2 to Agreement for the Sale and Purchase of
                  Natural Gas between Chugach Electric Association, Inc. and
                  ARCO Beluga, Inc.                                                                          67

10.73             Amendatory Agreement No. 5 To Agreement for the Sale and
                  Purchase of Natural Gas between Chugach Electric Association,
                  Inc. and Marathon Oil Company                                                              75

10.74             Amendment No. 3 To Agreement for the Sale and Purchase of
                  Natural Gas between Chugach Electric Association, Inc. and
                  Chevron U.S.A. Inc.                                                                        80

27        Financial Data Schedule                                                                            **




**  Filed Electronically