Form 10-Q
period 1999-09-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 1999-11-12
CIK 878004

FORM 10-Q
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

(Mark One)

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     September 30, 1999
                               --------------------------------------

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

                  CLASS                          OUTSTANDING AT NOVEMBER 1, 1999

                  NONE                                       NONE

                                        CHUGACH ELECTRIC ASSOCIATION, INC.

                                                       INDEX


                                                                                                        Page Number

CAUTION REGARDING FORWARD-LOOKING STATEMENTS                                                                 3

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                                3

Balance Sheets, September 30, 1999 (Unaudited) and December 31, 1998                                         4

Statements of Revenues, Expenses and Patronage Capital, Nine Months Ended
   September 30, 1999 and 1998  (Unaudited)                                                                  6

Statements of Cash Flows, Nine Months Ended September 30, 1999 and 1998
   (Unaudited)                                                                                               7

Notes to Financial Statements (Unaudited)                                                                    8

Item 2.  Management's Discussion and Analysis of Results of Operations and
Financial Condition (Unaudited)                                                                              9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                         14

PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                  15

Item 2.  Changes in Securities and Use of Proceeds                                                          16

Item 3.  Defaults Upon Senior Securities                                                                    16

Item 4.  Submission of Matters to a Vote of Security Holders                                                16

Item 5.  Other Information                                                                                  16

Item 6.  Exhibits and Reports on Form 8-K                                                                   17

Signatures                                                                                                  18

Exhibits                                                                                                    19

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


                                           PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited financial statements of Chugach as of the three and nine months ending September 30, 1999 follow:

                                          CHUGACH ELECTRIC ASSOCIATION, INC.
                                                    Balance Sheets

                                                        Assets


                                                                          September 30, 1999               December 31, 1998
                                                                          ------------------               -----------------
                                                                            (Unaudited)

Utility plant:

     Electric plant in service                                                 $ 622,074,123                   $ 620,216,818

     Construction work in progress                                                50,710,035                      30,405,736
                                                                                ------------                    ------------

                                                                                 672,784,158                     650,622,554

     Less accumulated depreciation                                               241,128,337                     233,981,397
                                                                                ------------                    ------------

                      Net utility plant                                          431,655,821                     416,641,157
                                                                                ------------                    ------------

Other property and investments, at cost:

     Nonutility property                                                             184,033                           3,550

     Investments in associated organizations                                       8,351,861                       8,356,364
                                                                                ------------                    ------------

                                                                                   8,535,894                       8,359,914
                                                                                ------------                    ------------

Current assets:

     Cash and cash equivalents                                                     3,590,843                       2,312,574

     Cash - restricted construction funds                                            261,273                         177,366

     Special deposits                                                                171,164                         121,164

     Accounts receivable, net                                                     12,177,866                      17,243,266

     Materials and supplies, at average cost                                      17,247,923                      15,963,434

     Prepayments                                                                   1,566,885                         917,381

     Other current assets                                                            366,997                         349,030
                                                                               -------------                   -------------

                    Total current assets                                          35,382,951                      37,084,215
                                                                                ------------                    ------------

Deferred charges                                                                  25,690,118                      19,006,164
                                                                                ------------                    ------------

                                                                               $ 501,264,784                   $ 481,091,450
                                                                                ------------                    ------------




See accompanying notes to unaudited financial statements.

                                          CHUGACH ELECTRIC ASSOCIATION, INC.
                                                    Balance Sheets

                                               Liabilities and Equities

                                                                           September 30, 1999              December 31, 1998
                                                                           ------------------              -----------------
                                                                             (Unaudited)

Equities and margins:

     Memberships                                                               $     948,228                 $       911,253

     Patronage capital                                                           116,065,026                     109,622,996

     Other                                                                          3,753,585                      3,489,047
                                                                                -------------                  -------------

                                                                                  120,766,839                    114,023,296
                                                                                 ------------                   ------------

Long-term obligations, excluding current installments:

     First mortgage bonds payable                                                 194,139,000                    235,101,000

     CoBank bonds payable                                                         113,011,295                     70,816,699
                                                                                 ------------                   ------------

                                                                                  307,150,295                    305,917,699
                                                                                 ------------                   ------------

Current liabilities:

     Note Payable                                                                  25,000,000                              -

     Current installments of long-term debt and
        capital leases                                                              6,372,405                      6,088,802

     Accounts payable                                                               7,118,036                      8,838,757

     Consumer deposits                                                              1,006,274                        993,616

     Accrued interest                                                               1,442,454                      6,722,325

     Salaries, wages and benefits                                                   3,860,960                      3,755,837

     Fuel                                                                           3,582,230                      5,362,713

     Other current liabilities                                                        938,832                      1,318,947
                                                                                -------------                  -------------

                   Total current liabilities                                       49,321,191                     33,080,997
                                                                                 ------------                   ------------

Deferred credits                                                                   24,026,459                     28,069,458
                                                                                 ------------                   ------------

                                                                                $ 501,264,784                  $ 481,091,450
                                                                                 ------------                   ------------




See accompanying notes to unaudited financial statements.

                                   CHUGACH ELECTRIC ASSOCIATION, INC.

                          Statements of Revenues, Expenses and Patronage Capital



                                                                       Three-months                           Nine-months
                                                                    ended September 30                    ended September 30

                                                                1999                1998              1999                 1998
                                                                ----                ----              ----                 ----

                                                                       (Unaudited)                                    (Unaudited)


Operating revenues .................................      $  32,075,076       $  31,831,077       $ 103,807,293       $ 104,436,580
                                                          -------------       -------------       -------------       -------------

Operating expenses:

     Production ....................................          9,384,454          10,243,578          29,383,994          32,923,370

     Purchased power ...............................          2,205,731           2,368,196           5,962,379           6,629,062

     Transmission ..................................            754,449             785,280           2,416,893           2,061,900

     Distribution ..................................          2,343,063           2,145,969           6,575,734           6,637,862

     Consumer accounts .............................          1,178,644           1,299,098           3,385,068           3,497,845

     Sales .........................................            228,185                --               947,180                --

     Administrative, general and other .............          5,460,297           3,889,817          15,793,370          11,836,249

     Depreciation and amortization .................          4,608,949           5,774,401          15,354,973          17,247,681
                                                          -------------       -------------       -------------       -------------

             Total operating expenses ..............         26,163,772          26,506,339          79,819,591          80,833,969
                                                          -------------       -------------       -------------       -------------

Interest:

   On long-term debt ...............................          6,081,895           6,304,386          17,985,345          18,985,155

   Other ...........................................            231,958              14,778             589,453              85,042

   Charged to construction - credit ................           (407,860)           (206,054)           (588,390)           (560,963)
                                                          -------------       -------------       -------------       -------------

             Net interest expense ..................          5,905,993           6,113,110          17,986,408          18,509,234
                                                          -------------       -------------       -------------       -------------

             Net operating margins .................              5,311            (788,372)          6,001,295           5,093,377
                                                          -------------       -------------       -------------       -------------

Nonoperating margins:

     Interest income ...............................            139,152             194,594             438,905             561,399

     Other .........................................             59,954             373,238              85,913             724,866
                                                          -------------       -------------       -------------       -------------

             Total non-operating margins ...........            199,106             567,832             524,818           1,286,265
                                                          -------------       -------------       -------------       -------------

             Assignable margins ....................            204,417            (220,540)          6,526,113           6,379,642

Patronage capital at beginning of period ...........        115,870,695         111,325,582         109,622,996         104,800,092

Retirement of capital credits and
   estate payments .................................            (10,086)            (35,936)            (84,083)           (110,628)
                                                          -------------       -------------       -------------       -------------

Patronage capital at end of period .................      $ 116,065,026       $ 111,069,106       $ 116,065,026       $ 111,069,106
                                                          -------------       -------------       -------------       -------------





See accompanying notes to unaudited financial statements.

                             CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Statements of Cash Flows

                                                                                                   Nine-months ended September 30

                                                                                                        1999                1998
                                                                                                        ----                ----

                                                                                                           (Unaudited)
Cash flows from operating activities:

   Assignable margins ......................................................................       $  6,526,113        $  6,379,642
                                                                                                   ------------        ------------

   Adjustments to reconcile assignable margins to net cash provided by operating activities:

       Depreciation and amortization .......................................................         15,354,973          17,247,681

       Changes in assets and liabilities:
       (Increase) decrease in assets:

         Accounts receivable, net ..........................................................          5,065,400           9,603,135

         Materials and supplies ............................................................         (1,284,489)         (1,090,693)

         Deferred charges ..................................................................         (6,683,954)         (4,272,766)

         Prepayments .......................................................................           (649,504)           (954,085)

         Other .............................................................................           (332,357)            149,263

     Increase (decrease) in liabilities:
         Accounts payable ..................................................................         (1,720,721)         (1,525,210)

         Accrued interest ..................................................................         (5,279,871)         (5,576,540)

         Deferred credits ..................................................................         (4,042,999)         (1,298,088)

         Consumer deposits, net ............................................................             12,658             (91,349)

         Other .............................................................................         (2,055,475)         (4,566,841)
                                                                                                   ------------        ------------

                    Total adjustments ......................................................         (1,616,339)          7,624,507
                                                                                                   ------------        ------------



                    Net cash provided by operating activities ..............................          4,909,774          14,004,149
                                                                                                   ------------        ------------

Cash flows from investing activities:

   Extension and replacement of plant ......................................................        (30,369,637)        (12,156,256)

   Investments in associated organizations .................................................              4,503            (140,000)
                                                                                                   ------------        ------------

                    Net cash used in investing activities ..................................        (30,365,134)        (12,296,256)
                                                                                                   ------------        ------------

Cash flows from financing activities:

   Net proceeds and repayments of long-term debt ...........................................          1,516,199          (5,913,512)

   Retirement of patronage capital .........................................................            (84,083)           (110,628)

   Short-term borrowings, net ..............................................................         25,000,000           5,000,000

   Other ...................................................................................            301,513             (35,963)
                                                                                                   ------------        ------------

                    Net cash provided by (used) in financing activities ....................         26,733,629          (1,060,103)
                                                                                                   ------------        ------------

                    Net increase in cash and cash equivalents ..............................          1,278,269             647,790

Cash and cash equivalents at beginning of period ...........................................          2,312,574           5,224,529
                                                                                                   ------------        ------------

Cash and cash equivalents at end of period .................................................       $  3,590,843        $  5,872,319
                                                                                                   ------------        ------------



See accompanying notes to unaudited financial statements.

                         CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements

                               September 30, 1999

                                  (Unaudited)


1.   Presentation of Financial Information
     During interim periods, Chugach Electric Association, Inc., (Chugach) follows the accounting policies set forth in its audited financial statements included in Form 10-K filed with the Securities and Exchange Commission. Users of interim financial information are encouraged to refer to footnotes contained in Form 10-K when reviewing interim financial results. Management believes that the accompanying interim financial statements reflect all adjustments which are necessary for a fair statement of the results of the interim period presented. All adjustments made in the accompanying interim financial statements are of a normal recurring nature.

2.   Lines of Credit
     Chugach maintains a line of credit of $35 million with CoBank, ACB (formerly known as National Bank for Cooperatives or CoBank). The CoBank, ACB line of credit expires August 1, 2000, and carries an annual automatic renewal clause. At September 30, 1999, $25 million was outstanding on this line. In addition, the Association has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance
     Corporation (NRUCFC). At September 30, 1999, there were no amounts outstanding. The NRUCFC line of credit expires October 14, 2002.

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

RESULTS OF OPERATIONS

Current Year Quarter Versus Prior Year Quarter

Operating revenues, including sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased for the quarter ended September 30, 1999, over the same quarter in 1998. The increase in revenues is attributable to higher kilowatt hour sales during the third quarter 1999 versus the same period last year.

Retail demand and energy rates remained constant for the third quarter 1999 compared to the same period in 1998. The third quarter 1998 demand and energy rates charged to Homer Electric Association, Inc. (HEA) and MEA were 0.3 percent and 4.1 percent higher, respectively, than third quarter 1999 levels. Over the past 12 months, HEA's base demand and energy rates have been reduced once while the base demand and energy rates charged to MEA have been reduced twice.

Pursuant to a Settlement Agreement with Alaska Electric Generation and Transmission Cooperative, Inc. (AEG&T/MEA/HEA), Chugach may be required to grant a refund to AEG&T/MEA/HEA retroactive to January 1, 1997, (based on the 1996 test year filing). A provision for wholesale rate refunds of approximately $980,000 and $993,000 was recorded at December 31, 1997, and December 31, 1998, to accommodate certain rate adjustment clauses contained in the Settlement Agreement. Year-to-date September 1999 refund provisions total approximately $510,000, bringing the total provision for wholesale rate refunds to approximately $2,483,000. Determination of the final refund amounts await final Regulatory Commission of Alaska (RCA), formerly the Alaska Public Utilities Commission (APUC), approval of the 1996 test year filing.

In June 1999 the RCA approved Chugach's 1996 test year revenue requirement filing on an interim and refundable basis, pending the resolution of docket U-96-37.

Power production expense was lower for the quarter ended September 30, 1999, compared to the same period in 1998. This variance is largely due to a decrease in fuel prices. Distribution expense increased for the quarter ending September 30, 1999, versus the same period last year. This increase is due to increased line clearing activity in this quarter compared to the same period in 1998. Consumer accounts and sales expense increased in third quarter 1999 versus third quarter 1998 due to the addition of new business ventures in 1999. In addition, administrative, general and other expenses increased for the three-month period ending September 30, 1999. This increase was substantially due to the amortization of capital costs related to the Year 2000 (Y2K) compliant financial software that was implemented in 1998.

Depreciation expense was lower for the quarter ending September 30, 1999, compared to the same period last year due to an adjustment made in 1999 for an over-amortization which occurred in 1998.

Interest expense on long-term borrowing continued to decrease during the quarter due to the refinancing of $34.9 million of 9.14% Series A First Mortgage Bonds that occurred in the first quarter of 1999. Other interest expense increased during the quarter due to increased activity on the line of credit.

Current Year-to-Date Versus Prior Year-to-Date

Operating revenues for the nine-month period ending September 30, 1999, decreased relative to the same period in 1998. These lower revenues were essentially due to lower fuel costs recovered during this period.

Power production expenses decreased while distribution, transmission, consumer accounts, sales and administrative, general and other expenses increased for the nine-month period ending September 30, 1999, for essentially the same reasons outlined in the quarter-to-date comparison section. Purchased power expense is lower for the nine-month period ending September 30, 1999, compared to the same period last year. This variance is due to the system operating scenario that has existed in 1999. Due to the decrease in the fuel prices this year, it was proven more economical to generate power at the Bernice Lake plant to ensure reliability on the Kenai Peninsula, rather than purchase power from AEG&T's Soldotna 1 plant. In addition, purchased power expenses are lower due to the refinancing of the long-term bonds associated with the Bradley Lake Hydroelectric Project. Chugach is one of six electric utilities participating in this project. Transmission expense was higher during third quarter 1999 versus 1998 due to increased line clearing activity and a change in the focus of substation maintenance activities from distribution in 1998 to transmission in 1999.

Depreciation expense was lower for the nine-month period ending September 30, 1999, compared to the same period last year due to the same reason outlined in the quarter-to-date comparison section as well as an adjustment in the first quarter 1999 as a result of the unitization of a capital project that was completed in 1997.

Financial Condition

Total assets increased by 4.2% from December 31, 1998 to September 30, 1999. The increase is due primarily to an increase in cash from short-term borrowings, prepayments and deferred charges. The increase in deferred charges is largely due to costs associated with the long-term bond purchase and a fuel cell project. A decline in accounts receivable was caused by the payment of wholesale power bills that were accrued but not paid at December 31, 1998.

Notable changes to total liabilities include an increase in notes payable due to short-term borrowings from CoBank, ACB and an increase in CoBank, ACB bonds resulting from the issuance of CoBank 6 in the amount of $42.5 million on March 30, 1999. Offsetting the increase in CoBank, ACB bonds was a decrease in first mortgage bonds resulting from the March bond payment and Chugach's purchase of first mortgage bonds. Additionally, the account payable in respect to fuel decreased due to declining fuel prices and accrued interest decreased as a result of the September semi-annual bond payment.

Liquidity and Capital Resources

Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $50 million line of credit from NRUCFC and a $35 million line of credit with CoBank, ACB. At September 30, 1999, Chugach had $25 million outstanding on the CoBank, ACB line of credit which carried an interest rate of 6.45%. There was no balance outstanding with NRUCFC at September 30, 1999.

Capital construction in 1999 is estimated at $43.7 million. At September 30, 1999, approximately $31.1 million has been expended. Capital improvement expenditures are expected to decline in the upcoming fourth quarter as the construction season subsides.

In 1998 Chugach negotiated a supplemental indenture (Seventh Supplemental Indenture of Trust) with CoBank, ACB that previously allowed up to $80 million in future bond financing. Chugach finalized an amendment to the Third Supplemental Indenture of Trust (Seventh Supplemental Indenture of Trust) that eliminated the maximum aggregate amount of bonds the Company may issue under the agreement. At September 30, 1999, Chugach had bonds in the amount of $113.3 million outstanding under this financing arrangement. The balance is comprised of a $817 thousand bond (CoBank 1) which carries an interest rate of 8.95% maturing in 2002, a $10 million bond (CoBank 2) priced at 7.76% due in 2005, a $21.5 million bond (CoBank 3), currently priced at 5.60% (repriced periodically), a $23.5 million bond (CoBank 4) currently priced at 5.60% (also repriced periodically), a $15 million bond (CoBank 5) currently priced at 5.60% (also repriced periodically) due in 2002, 2007 and 2012 and a $42.5 million bond (CoBank 6) carrying a variable interest rate currently priced at 6.45% (as of October 1999). CoBank 6 matures March 15, 2002. Principal payments on the CoBank 3 and 4 bonds commence in 2003 and continue through 2022. Additionally, Chugach has negotiated a similar supplemental indenture (Fifth Supplemental Indenture of Trust) with NRUCFC for $80 million. At September 30, 1999, there were no amounts outstanding under this financing arrangement.

Chugach management continues to expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 1999 and thereafter.

YEAR 2000

Readiness Information

Chugach has recognized the need to investigate, test and remediate, if necessary , the critical business and real time systems and equipment under its control which could cause power and business disruptions in conjunction with what are collectively called Y2K dates. Business systems were essentially Y2K ready at year-end 1998. As of September 30, 1999, Chugach mission critical systems were determined to be Y2K ready.

Chugach has funded its Y2K program internally and estimates it will incur approximately $11 million of incremental costs through March 1, 2000, associated with making necessary modifications identified to date to applications and embedded devices. Chugach has incurred costs of $10.4 million through September 30, 1999. Of this total, $10 million was expended on the now completed business system Y2K conversions, all of which was capitalized. An additional $360,000 has been expended on real time system inventory and assessment activities, all of which has been expensed.

Chugach's Purchasing Department has completed the assessment of vendor responses to their Y2K readiness. Selected vendors, particularly those supplying "mission critical" devices or transportation services have been contacted regarding their readiness during the Y2K key date by telephone on sent follow-up letters. To date, no vendors have been identified for which special Chugach contingency plans need to be developed. These vendor readiness interviews were completed in October 1999.

The business systems team has developed contingency plans in the event of any failure. These plans are being reviewed by third-party software vendors. A staffing plan is in place to perform testing and any necessary remediation on the business systems New Year's weekend.

Real time systems contingency planning has been completed. A task force, consisting of key managers and technical supervisors, has prepared a detailed action plan to ensure the necessary personnel, equipment and support are available for the December 31, 1999, rollover. The results of the action plan have been incorporated into Chugach's "Emergency Resource Plan".

In the business system's Y2K Contingency Plan it was determined that the worst-case scenario would be to operate without the Billing, Accounts Payable or Payroll systems. An alternative billing system site is available with Daffron, the vendor that supports this system. In regards to the Accounts Payable and Payroll systems, manual checks would be generated to accommodate vendors and employees. In addition, the worst-case scenario for the real time systems is the contingency loss of natural gas fuel supply to some or all of the turbine generator units at the Beluga, Bernice Lake and International power plants. Natural gas is the primary fuel supply for these units and there is no alternative fuel available. Y2K contingency plans consider some combination, based on the severity of curtailment of fuel supply, of purchase of emergency energy, maximization of the use of hydro generation resources and rotating load shed. Chugach has coordinated contingency planning with the fuel suppliers and, based on this dialogue, believes the probability of this contingency is extremely small.

It is Chugach's goal that no Chugach customers lose power for an extended time due to a Y2K problem. Based on the progress to date, Chugach believes this goal will be achieved.

OUTLOOK

Nationwide, the electric utility industry is entering a period of unprecedented competition. Electric utilities in Alaska will not be immune from these competitive forces. Chugach has taken several steps to be more effectively positioned to meet the challenge of a competitive market for electricity.

Chugach participates in national benchmarking projects to improve system operations. These projects have focused on mailroom operations, remittance processing, new service connections, system reliability and power production. As a result of these studies, Chugach has been able to make these processes more efficient which has led to lower costs. The Association is committed to continue reviewing all areas of its operations and to serve its customers in a way that maintains high reliability while containing the cost of electricity.

In  addition  to  participation  in  benchmarking  studies,   Chugach  has  also
implemented strategic alliances in the purchasing and warehousing areas. These alliances improve efficiency and contribute to lower operating costs.

Chugach has been active at the State Legislature in support of the customer's right to choose their electric power supplier. Virtually all Alaskan utilities oppose Chugach's efforts to develop competition. At this time no bill relating to customer choice has moved out of legislative committee. Thus, it is not possible to predict the outcome of this legislative process.

Chugach now operates with three divisions: Finance and Energy Supply, Transmission and Distribution Network Services, and Retail Services to position itself to meet competition in the electric industry. Chugach's marketing efforts conduct a key account program for larger customers and are developing new services to enhance existing customers' satisfaction.

Chugach commenced operation as an internet service provider (ISP) in February 1999. Also in 1999 Chugach began selling spare microwave bandwidth to industrial customers.

Chugach has three collective bargaining agreements with the International Brotherhood of Electrical Workers (IBEW) that are currently in negotiation. Although each of the contracts had an expiration date of January 31, 1998, the parties have agreed that the contracts shall continue in effect until new contracts are put in place. All outstanding issues will be decided through binding interest arbitration. The IBEW cannot strike and Chugach cannot lockout under the continuing agreement. Fact finding before a third party arbitrator commenced in October 1999 and continues in November 1999 on the remaining open issues. If the parties remain unable to agree, an arbitration hearing is scheduled for February 2000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Chugach is exposed to a variety of risks, including changes in interest rates and changes in commodity prices due to repricing mechanisms inherent in gas supply contracts. In the normal course of its business, Chugach manages its exposure to these risks as described below. Chugach does not hold or issue derivative financial instruments for trading purposes and does not engage in trading market risk sensitive instruments for speculative purposes, nor are any derivative instruments outstanding at September 30, 1999 other than the Treasury rate lock described below.

Interest rate risk - As of September 30, 1999, except for CoBank 6 which carries a variable interest rate that is periodically repriced, Chugach's outstanding borrowings were at fixed interest rates with varying maturity dates. At maturity, these bonds can be repriced and a new maturity date established. The following table provides information regarding cash flows by expected maturity dates for Chugach's debt obligations (dollars in thousands):

                                                                                                                             Fair
                                 2000        2001          2002         2003         2004       Thereafter        Total      Value
                                 ----        ----          ----         ----         ----       ----------        -----      -----


Long-term debt,
including current portion     $6,372          $6,430   $52,910       $5,907       $6,447         $235,457       $313,523    $330,632


On March 17, 1999, Chugach entered into a Treasury rate-lock transaction with Lehman Brothers Financial Products Inc. (Lehman Brothers) for the purpose of taking advantage of favorable market interest rates in anticipation of refinancing Chugach's Series A Bonds Due 2022 on their first call date (March 15, 2002). As of September 30, 1999, the aggregate principal amount of Series A Bonds due 2022 was $182,810,000. Under the Treasury rate-lock contract, Chugach will receive a lump-sum payment from Lehman Brothers on March 15, 2002, if the yield on 10- or 30-year Treasury bonds as of mid-February 2002, exceeds a specified target level (5.653% and 5.838%, respectively). Conversely, Chugach will on the same date be required to make a payment to Lehman Brothers if the yield on the 10- or 30- year Treasury bonds falls below its stated target yield. The amount of the payment will increase as the difference between the actual yield and the target yield increases. For each basis point (0.01% per annum) by which the yield on 10-year or 30-year Treasury bonds deviates from the stated target level, Chugach will receive (if the Treasury yield exceeds the target yield) or make (if the Treasury yield falls short of the target yield) a payment equal to the product obtained by multiplying (i) the amount of deviation (expressed in basis points) by (ii) the changes in the prices of $196 million (in the case of 10-year Treasury bonds) and $18.7 million (in the case of the 30-year Treasury bonds) of Treasury bonds, given a one-basis-point change in their respective yields (determined with reference to the Bloomberg Financial Market's Government Yield Analysis Page). In this way, Chugach intends that higher interest costs resulting from increases in market interest rates prior to refinancing of Chugach's long-term debt would be mitigated by a lump-sum, up-front payment to Chugach at the time of the refinancing.

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


                                             PART II OTHER INFORMATION


Item 1.  Legal Proceedings

Standard Steel Salvage Yard Site (the site)

Reference is made to Item 1, Part II of the Form 10-Q filed by Chugach with respect to the quarterly period ended June 30, 1999 with respect to the Standard Steel Salvage Yard Site (the site). The site work and reporting required to complete the remedial action has been done. Although the total oversight costs of EPA and other federal agencies is not yet known, Chugach has pre-funded these costs and believes that sufficient funds remain in the account to pay these costs and the on-going future site monitoring costs. Chugach's total costs for the site not reimbursed by its insurers will not exceed $500,000. Management believes that this amount is fully recoverable in rates and therefore would have no impact on Chugach's financial condition or results of operations.

Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc. U-98-180

Reference is made to the discussion of this matter in Item 1 of Part II of the Form 10-Q filed by Chugach with respect to quarterly period ended June 30, 1999. Since June 30, 1999, neither party has filed any papers in this action, and the RCA has issued no orders and taken no other action. If the RCA authorizes an investigation, Chugach still intends to vigorously defend its financial management.

Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc. 3AN-99-8152 CI

Reference is made to the discussion of this matter in Item 1 of Part II of the Form 10-Q filed by Chugach with respect to the quarterly period ended June 30, 1999. On September 9, 1999, Chugach filed a motion requesting the dismissal of the portion of MEA's claim seeking to recover damages for Chugach's alleged financial mismanagement. In its motion to dismiss, Chugach asserted that MEA's claim regarding Chugach's alleged financial mismanagement is essentially the same as MEA's financial mismanagement claim in U-98-180, referenced above. MEA opposed Chugach's motion to dismiss asserting that its financial mismanagement claim in this action is different from its claim before the RCA, because in this case it seeks monetary damages for past losses, while in its action before the RCA it seeks to force Chugach to change its future financial management practices. Chugach has answered MEA's complaint and replied to MEA's opposition to Chugach's motion to dismiss. Oral argument on Chugach's motion to dismiss is scheduled for November 17, 1999.

Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc. 3AN-99-10830 CI

On October 13, 1999, Chugach filed a complaint against MEA in Alaska Superior Court in Anchorage. In it, Chugach asked the court to enforce the APUC and RCA orders obligating MEA to pay Chugach for MEA's pro rata share of Chugach's Fuel and Purchased Power Cost Adjustment (FPPCA) attributable to an $839,000 tax liability Chugach incurred in connection with its supply contract with Marathon Oil Company. On October 22, 1999, Chugach filed a motion for a preliminary injunction in the same case asking the court to enjoin MEA's attempt to have the question of its liability for Chugach's FPPCA attributable to the Marathon tax liability submitted to an arbitrator. MEA has not yet responded to either Chugach's complaint or motion.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Unsolicited Acquisition Proposal by Matanuska Electric Association, Inc.

Reference is made to Item 5 of Part II of the Form 10-Q filed by Chugach with respect to the quarterly period ended June 30, 1999, with respect to the unsolicited acquisition proposal by Matanuska Electric Association, Inc.

Pursuant to its bylaws, on August 24, 1999, Chugach conducted a public hearing on MEA's proposal. The meeting of Chugach members to consider and vote on MEA's proposal is scheduled on November 18, 1999. Chugach continues to believe that there is not a material likelihood that the MEA proposal will be consummated. Accordingly, while Chugach has publicly stated its belief that the consummation of the MEA proposal (including the additional borrowing that would be associated therewith) would adversely affect the financial condition, results of operations, capital resources and liquidity of Chugach, Chugach does not believe that there is a material likelihood that these consequences will occur.

Petitions for Removal of Directors

On November 8, 1999, Chugach received what were represented to be petitions calling for the removal of five of its seven directors. The directors who are the subject of the purported petitions are Chris Birch (Board President), Bruce Davison, Ray Kreig, Pat Jasper and Mary Minder. The purported petitions do not seek the removal of the two other members of the Chugach Board, Pay Kennedy and H.A. ("Red") Boucher. The Petition alleges that the five directors should be removed "for violating open meetings laws and financial mismanagement."

Chugach intends to handle this matter in accordance with its bylaws, the Alaska Electric and Telephone Cooperative Act and other applicable laws. Chugach will review the paperwork that was submitted on November 8, 1999, to determine whether further action is appropriate. This review may take some time. In an announcement regarding this matter, Chugach's general manager stated, "Our only comment at this time is that our directors are very well aware of their responsibilities; they take their responsibilities very seriously; we're proud of our board's record; and our directors respect and value one another's contributions."

Item 6. Exhibits and Reports on Form 8-K

     (a)   Exhibits:

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


                           Date:     November 12, 1999



                           By:      /s/ Evan J. Griffith, Jr.
                                    Evan J. Griffith, Jr.
                                    Executive Manager, Finance & Energy Supply


                           Date:     November 12, 1999

EXHIBITS

Listed below are the exhibits which are filed as part of this Report:


Exhibit
number                  Description                                         Page


27                Financial Data Schedule.                                    **




**  Filed Electronically