Form 10-K
period 1999-12-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2000-03-31
CIK 878004

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

For the fiscal year ended December 31, 1999

( )Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_____________________to__________________________

Commission file Number 33-42125
                       --------

         Chugach Electric Association, Inc.
-------------------------------------------
(Exact name of registrant as specified in its charter)

     Alaska                                                   92-0014224
---------------------------------------------------------------------------
(State or other jurisdiction of
 incorporation or organization)             (I.R.S. Employer Identification No.)

     5601 Minnesota Drive, Anchorage, Alaska                       99518
------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (907) 563-7494

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Securities  registered  pursuant to Section  12(g) of the Act:

--------------------------------------------------------------------------------
                              (Title of class)

--------------------------------------------------------------------------------
                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securites Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                /x/ Yes / / No

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

                        CHUGACH ELECTRIC ASSOCIATION, INC.

                          1999 Form 10-K Annual Report

                                Table of Contents

                  PART I                                                    Page

Item 1 - Business                                                             1

Item 2 - Properties                                                           12

Item 3 - Legal Proceedings                                                    18

Item 4 - Submission of Matters to a Vote of Security Holders                  20

                  PART II

Item 5 - Market for Registrant's Common Equity and Related

                  Stockholder Matters                                         20

Item 6 - Selected Financial Data                                              21

Item 7 - Management's Discussion and Analysis of Financial Condition

                  and Results of Operations                                   22

Item 7A - Quantitative and Qualitative Disclosures About Market Risk          34

Item 8 - Financial Statements and Supplementary Data                          36

Item 9 - Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                    59

                  PART III

Item 10 - Directors and Executive Officers of the Registrant                  59

Item 11 - Executive Compensation                                              61

Item 12 - Security Ownership of Certain Beneficial Owners and Management      65

Item 13 - Certain Relationships and Related Transactions                      65

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K     65

         SIGNATURES                                                           80

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

                                  PART I

                             Item 1 - Business

GENERAL

Chugach is the largest electric utility in Alaska. Chugach was organized as an Alaska not-for-profit electric cooperative in 1948 and is engaged in the generation, transmission and distribution of electricity to approximately 71,000 metered locations in the Anchorage and upper Kenai Peninsula areas. Through an interconnected regional electrical system, Chugach's power flows throughout Alaska's Railbelt, a 600-mile-long area stretching from the coastline of the southern Kenai Peninsula to the interior of the state, including Alaska's largest cities, Anchorage and Fairbanks. On a regular basis, through its direct service to retail customers and indirectly through its wholesale and economy energy sales, Chugach provides some or all of the electricity used by approximately two-thirds of Alaska's electric customers. In addition, on a periodic basis, Chugach provides electricity to the city-core customers of Anchorage Municipal Light & Power (AML&P).

Chugach also supplies much of the power requirements of three wholesale customers, Matanuska Electric Association (MEA), Homer Electric Association (Homer) and the City of Seward (Seward). Substantially all of Chugach's currently-owned generating capacity is fueled by natural gas, which Chugach purchases under long-term, relatively low-cost gas contracts. The remainder of Chugach's generating resources are hydroelectric facilities. The Chugach system includes 501.4 megawatts (MW) of installed generating capacity that is provided by 15 solely-owned generating units, and another 11.7 MW of generating capacity from two hydroelectric units that are owned jointly with MEA and AML&P. Chugach operates 1,590 miles of distribution line and 402 miles of transmission line. During 1999, Chugach sold 2.19 billion kilowatt hours (kWh) of power.

Cooperatives  are  business  organizations  that are  owned  by  their  members.
Cooperatives are designed to give groups of individuals or entities the opportunity to serve their own needs in a particular area of business activity and to solve their own problems in that area more effectively than when acting individually. In addition, as not-for-profit organizations, cooperatives are intended to provide services to their members at the lowest possible cost, in part by eliminating the need to produce profits or a return on equity. Today, cooperatives operate throughout the United States in such diverse areas as utilities, agriculture, irrigation, insurance and credit. All cooperatives are based upon similar principles and legal foundations. Since members' equity is not considered an investment, a cooperative's objectives and policies are oriented to serving member interests, rather than maximizing return on investment.

Chugach's members are the consumers of the electricity sold by Chugach. As of December 31, 1999, Chugach had approximately 56,858 retail members receiving service at approximately 71,000 metered locations. The business and affairs of Chugach are managed by the General Manager and are overseen by its seven-member Board of Directors (the Board). Directors are elected at large by the membership and serve three-year staggered terms. Each member is entitled to one vote. In addition to voting for directors, members have voting rights with respect to the sale, lease, or other disposition, except by mortgage or deed of trust, of all or a substantial portion of Chugach's property.

Chugach customers are billed per a tariff rate on a monthly basis for electrical energy consumed during the preceding month. Billing rates are approved by the Regulatory Commission of Alaska (RCA), formerly the Alaska Public Utilities Commission (APUC) (see Rate Regulation and Rates).

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

In furtherance of Chugach's operations as a cooperative, Chugach credits to its members, or patrons, all amounts received from the patrons for the furnishing of electricity in excess of Chugach's operating costs, expenses and provision for reasonable reserves. Such excess amounts (i.e., assignable margins) are considered capital furnished by the patrons, and are credited to their accounts and held by Chugach until such future time as they are retired and returned without interest. Chugach's Bylaws provide that such capital credits are to be retired (i) upon Chugach's dissolution or liquidation after payment of all of Chugach's outstanding indebtedness or (ii) at any earlier time if the Board of Directors determines that Chugach's financial condition will not be thereby impaired. At December 31, 1999, Chugach has a practice of retiring patronage capital on a first in-first out (FIFO) basis for retail customers. At the end of 1999, Chugach had authorized for retirement all retail capital credits through 1983 and approximately two-thirds of 1984 retail credits. Prior to 1999, wholesale capital credits had been retired on a 10-year cycle pursuant to the Equity Management Plan Settlement Agreement despite its expiration in 1995. However, in 1999, there was no wholesale retirement as Chugach implemented a plan to put wholesale and retail retirements on the same schedule. Approval of actual capital credit retirements is at the discretion of the Association's Board of Directors.

As an electric cooperative, Chugach is exempt from federal income taxation under
Section 501(c)(12) of the Internal Revenue Code (Code). Alaska electric cooperatives must pay to the State of Alaska, in lieu of state and local ad valorem, income and excise taxes, a tax at the rate of $0.0005 per kWh of electricity sold in the retail market during the preceding year. In addition, Chugach collects a regulatory cost charge of $.000309 per kWh of retail electricity sold. This charge is assessed to fund the operations of the RCA. It is a pass-through and thus does not impact Chugach margins.

Chugach's workforce consists of approximately 351 full-time employees. Approximately two-thirds of Chugach's employees are members of the International Brotherhood of Electrical Workers (IBEW). Chugach has three collective bargaining agreements with the IBEW that are currently in negotiation. Although each of the contracts expired January 31, 1998, the parties have agreed that the contracts shall continue in effect until new contracts are put in place. All outstanding issues will be decided through binding interest arbitration. The IBEW cannot strike and Chugach cannot lockout under the continuing agreement. Fact-finding before a third party fact finder/arbitrator took place in October and November, 1999, who issued her fact-finding recommendations in mid-February, 2000. An arbitration hearing occurred in March 2000 on the remaining issues, and a final decision from the arbitrator is anticipated by mid-May 2000.

Characteristics of the Service Areas of Chugach and its Largest Customers
-------------------------------------------------------------------------

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

Fairbanks is the center of economic activity for the central part of the state (known as the Interior). Fairbanks (250 air miles north of Anchorage and about 400 air miles south of Alaska's northern border) is Alaska's second largest city. Basic economic activities in the Fairbanks region include federal and state government and military operations, the University of Alaska, tourism and support of natural resource development in the Interior and northern parts of the state. Recently a major gold mine commenced operation near Fairbanks. The Trans-Alaska Pipeline System (crude oil) passes near Fairbanks on its route from the North Slope oilfield.

Competition

Chugach has been active in the effort to promote customer choice in the retail market in Anchorage. Chugach requested access over a neighboring utility's distribution and transmission system and asked the APUC, now the RCA, to enforce the request. The APUC ruled that open retail competition is permitted in Alaska only after prior review and approval by the RCA.

Chugach has also been actively supporting the customer's right to choose their electric power supplier at the State Legislature. Virtually all Alaskan utilities have opposed Chugach's efforts to develop competition and are striving to maintain exclusive service territories. At this time no bill relating to customer choice has moved out of legislative committee.

To meet competitive challenges, Chugach has formed a Marketing Department, continues to operate its key account program for larger customers and is developing new services to enhance existing customers' satisfaction.

Rate Regulation and Rates

Chugach is subject to rate  regulation  by the  Regulatory  Commission of Alaska
(RCA).

Future demand and energy rate changes are sought through the general rate case and other normal RCA procedures. While the formal ratemaking process typically takes nine months to one year, it is within the RCA's authority to authorize, after a notice period, rate changes on an interim-refundable basis. In addition, the RCA has been willing to open limited dockets to resolve specific issues from which expeditious decisions can often be generated.

In Order No. 18 of Docket U-96-37, a general rate case, at the urging of one of Chugach's wholesale customers, the RCA ordered retroactive refunds in the approximate amount of $1.2 million for fuel surcharge rates charged in 1995 - 1997. The Order is in connection with Chugach's fuel and purchased power cost adjustment factors that are adjusted on a quarterly basis. It is Chugach's position that retroactive refunds of quarterly surcharge revenues violate the rules against retroactive ratemaking and constitutional due process protections. Chugach has appealed this decision to the Superior Court for the State of Alaska. Oral arguments were heard on January 28, 2000 but no decision has been rendered. Chugach's request for stay of the Commission refund order has been granted. It is not possible at this time to determine the outcome of this appeal.

Order No. 18 in Docket U-96-37 also resolved methodological issues in the calculation of base rates and allowed the provisions of the Settlement Agreement to be implemented. As part of the Settlement Agreement with AEG&T/MEA/Homer, Chugach committed that the demand and energy rate levels established on the 1995 test year in Docket U-96-37 will remain at no higher than those levels through 1999 and could be reduced if existing rates provide returns higher than specified in the agreement. Chugach is required to grant a refund to Homer and
MEA retroactive to January 1, 1997 (based on the 1996 test year filing). A provision for wholesale rate refunds of approximately $980,000, $993,000 and $570,000 were recorded at December 31, 1997, December 31, 1998 and December 31, 1999, respectively, to accommodate certain rate adjustment clauses contained in the Settlement Agreement. After wholesale customer review following the procedures in the Settlement Agreement, Chugach filed the 1996 test year revenue requirement in March 1999. The demand and energy rates based on the 1996 test year were approved on an interim and refundable basis in June 1999. Chugach expects a final RCA order in the year 2000.

In February 1998, Chugach and the City of Seward entered into a new power sales agreement which contains provisions allowing Chugach to interrupt service to Seward up to 12 times per year and provides for a 1/3 reduction in the demand charge (approximately $350,000 annually). The RCA approved the contract as proposed except that it shortened the term of the agreement so that it expires September 1, 2001. Chugach will attempt to renegotiate the agreement but the outcome of this effort cannot be predicted at this time.

The Association will continue to recover changes in its fuel and purchased power expense levels through routine fuel surcharge filings with the RCA. See the Fuel Surcharge section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Indenture of Trust, Series A, First Mortgage bonds (Indenture) dated September 15, 1991,requires Chugach to set rates designed to yield margins-for-interest (a TIER-like statistic) equal to at least 1.20 times total interest expense. The authorized rate-setting TIER level of 1.35 has allowed Chugach to achieve greater than the 1.20 margins for interest. In 1999, Chugach's achieved TIER was 1.40.

Sales to Customers

The following table shows the energy sales to and electric revenues from Chugach's retail, wholesale, and economy energy customers for the year ended December 31, 1999:

                 Energy Loads and Revenues by Class of Customer

                                                           Percent of Total

                      MWh              1999 Revenues         1999 Revenues
                      ---              -------------        --------------
Direct retail sales:
   Residential      513,493             $ 50,758,860              36.1%
   Commercial       572,475               43,298,853              30.8%
                  ---------              -----------              -----
       Total      1,085,968               94,057,713              66.9%
                  ---------              -----------              -----
Wholesale sales:
   MEA              530,341               25,063,734              17.9%
   Homer            435,655               17,357,727              12.4%
   Seward            61,444                2,168,982               1.5%
                  ---------              -----------              -----
        Total     1,027,440               44,590,443              31.8%
                -----------              -----------              -----
Economy Energy Sales:
   GVEA              76,684                1,860,960               1.3%
   Other                161                    3,913               0.0%
                    -------                ---------              -----
   Total             76,845                1,864,873               1.3%
                  ---------               ----------              -----
Total sales to
customers         2,190,253             $140,513,029             100.0%
                  =========             ============             ======


Note: 1999 Wholesale Revenues include a $569,202 provision for rate refund to accommodate certain rate adjustment clauses contained in the Settlement Agreement reached in Docket U-96-37.


Retail Customers

Service Territory. Chugach's retail service area covers the populated areas of Anchorage as well as remote mountain areas and villages. The service area ranges from the northern Kenai Peninsula on the South, to Tyonek on the West, to Whittier on the East and to Fort Richardson on the North.

Customers. Chugach directly serves approximately 71,000 meters. There are approximately 56,858 members of Chugach (some members are served by more than one meter). Chugach's customers are primarily urban and suburban. The urban nature of Chugach's customer base means that Chugach has a relatively high customer density per line mile. Higher customer density means that fixed costs can be spread over a greater number of customers. As a result of lower average costs attributable to each customer, Chugach benefits from a greater stability in revenue, as compared to a less dense distribution system in which each individual customer would have a more significant impact on operating results. For the past five years no retail customer accounted for more than 5% of Chugach's revenues.

Wholesale Customers

Chugach is the principal supplier of power under wholesale power contracts with MEA, Seward and Homer. Chugach's wholesale power contracts represented $44.6 million in revenues and 46.9% of Chugach's total MWh sales to customers in 1999.

MEA and Homer. Chugach's contract with AEG&T, a generation and transmission cooperative of which MEA and Homer are the only full members and AML&P is an associate member, for the benefit of MEA obligates MEA to purchase all of its electric power requirements from Chugach. Contractually, MEA has the right, subject to APUC approval, to convert to a net requirements purchaser of power from Chugach, under which MEA would be obligated to buy its needed power from Chugach, net of its power needs satisfied from any of its own or AEG&T's resources (including from the 39 MW Soldotna 1 gas-fired generating station owned by AEG&T).

After conversion to net requirements under the contract, MEA cannot reduce the amount of power it purchases from Chugach below a certain minimum amount. MEA also has the right, on seven years advance notice and subject to RCA approval, to convert to a take-or-pay purchaser of a fixed amount of power. If MEA converts to net-requirements service, MEA will be required to pay demand charges based upon the highest post-1985 historical coincident peak on the MEA system. Therefore, Chugach will continue to recover fixed costs if MEA converts to net-requirements service. Also, Chugach's revenues from energy sales to MEA would decline in proportion to the reduction in the energy sold, but this decline would be largely offset by savings in the variable costs associated with energy production. The MEA contract is in effect through December 31, 2014. This contract does not protect against loss of load resulting from retail competition in MEA's distribution service territory. It is not possible at this time to estimate the potential impact on Chugach's revenues resulting from such competition.

Chugach's contract with AEG&T for the benefit of Homer obligates Homer to take or pay for 73 MW of capacity (demand), and not less than 350,000 MWh (energy) per year. The Homer contract includes certain limitations on the costs that may be included in the rates charged to Homer by Chugach. The Homer contract expires on January 1, 2014. Homer's remaining resource requirements are provided by AEG&T's Soldotna 1 unit and AEG&T shares attributable to Homer from the Bradley Lake hydroelectric project. Chugach and AEG&T have signed a dispatch agreement whereby Chugach has access to all of the Soldotna 1 unit output except that which is required to supply Homer's load in excess of 73 MW. The term is for 40,000 operating hours or 10 years, whichever is first, although the term will be extended by three years if Chugach makes significant use of the unit during the last three years of the original contract term. AEG&T receives payment for variable operating and maintenance costs plus a margin for energy produced by the unit. Chugach obtained use of the unit output while AEG&T retained ownership costs and responsibility. In 1999, Chugach used 62,208 MWh from the Soldotna unit.

In October 1998, the Chugach Board of Directors authorized the General Manager to enter into a revised dispatch agreement with Homer and AEG&T. Under the agreement, Homer and AEG&T will relocate the Soldotna 1 unit to a UNOCAL fertilizer production facility near Nikiski, Alaska in the Homer service area and install equipment to produce process steam using heat recovery from the turbine. The dispatch agreement allows Chugach to economically incorporate the unit into Chugach's generation and transmission system and will ensure that Homer purchases all energy available under the existing power supply contract. Gas will be provided by UNOCAL to meet Homer loads in excess of 73 MW and may provide a portion of the fuel for Homer loads in excess of the minimum energy takes. The new dispatch agreement will replace the existing agreement when the unit is relocated and will terminate coincident with the Homer power supply contract in 2014.

Seward. Chugach currently provides all the firm power needs of Seward. A new contract with Seward, with an interruptible provision, was approved by the APUC, now the RCA, and sales to Seward amounted to 2.8% of Chugach's MWh sales to customers in 1999.

Economy Customers

Golden Valley Electric Association. Under the terms of Chugach's agreement with Golden Valley Electric Association (GVEA), GVEA is obligated, under certain circumstances, to purchase, if available from Chugach, its non-firm energy needs until 2008. Sales under this agreement accounted for 3.5% of Chugach's 1999 MWh sales. Chugach and GVEA have entered into a tentative pooling agreement whereby the resources of both utilities would be dispatched on a common basis to reduce constraints on when non-firm energy would be available to GVEA. Construction of a coal-fired generation facility at Healy (Healy Clean Coal Project)(HCCP)),
funded from a United States   Department  of  Energy  grant  under  the  Clean
Coal Technology III Demonstration Program, is complete. This facility completed testing in 1999 and has produced up to 50 MW of coal-fired power but is shut down pending a contract dispute between GVEA and its owner. It is not known when or if the plant will go into commercial operation. GVEA reduced its purchases of non-firm energy from Chugach by taking firm power from HCCP. Chugach's management does not believe that such a reduction will have a material adverse effect on Chugach. The Ft. Knox gold mine, near Fairbanks, with a load of 30-35 MW began operation during the last quarter of 1996.

FUEL SUPPLY

In 1999, 86% of Chugach's power was generated from gas, and 90% of that gas-fired generation took place at Beluga.

Chugach's three sources of natural gas are (1) the Beluga River Field producers [ARCO Alaska, Inc. (ARCO), AML&P (old Shell) and Chevron USA Inc. (Chevron)],
(2) Marathon Oil Company (Marathon) and (3) ENSTAR Natural Gas Company (ENSTAR). ARCO, AML&P and Chevron each own one-third of the gas produced from the Beluga River Field and in 1999 provided approximately equal shares of the Beluga gas. Chugach has approximately 406 billion cubic feet (BCF) of gas committed to it from the Beluga River Field producers and Marathon. Chugach currently uses about 20 BCF of natural gas per year for firm service. Chugach believes that this usage will remain fairly constant and estimates that its current contract gas will last 15 to 19 years. In 1996, Shell sold its interests in the Beluga River Field to AML&P and AML&P assumed Shell's contractual obligations to sell natural gas to Chugach. Chugach believes that this transfer will have no material effect on the delivery of Beluga gas to Chugach.

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

Beluga River Field Producers

Chugach has similar requirements contracts with each of ARCO, AML&P (old Shell) and Chevron that were executed in April 1989, superseding contracts that had been in place since 1973. Each of the contracts with the Beluga River Field producers provides for delivery of gas on different terms in three different periods. Period 1 related to the delivery of gas previously committed by the respective producer under the 1973 contracts terminated in June 1996. The maximum deliverability under the Beluga and Marathon contracts is in excess of the peak winter demand requirements of the Beluga plant and allows for increased deliverability should Chugach's combined-cycle plant be out of service.

During Period 2, which began in June 1996 and continues until the earlier of the delivery of 180 BCF of natural gas or December 31, 2013, Chugach is entitled to take delivery of up to 180 BCF of natural gas (60 BCF per Beluga River Field producer). During this period, Chugach is required to take 60% of its total fuel requirements at Beluga from the three Beluga River Field producers, exclusive of gas purchased at Beluga under the Marathon contract for use in making sales to GVEA or certain other wholesale purchasers. The price for gas during this period under the ARCO and AML&P (old Shell) contracts is approximately 88% (or $1.12 per MCF on December 31, 1999) of the price of gas under the Marathon contract (described below), plus taxes. The price during this period under the Chevron contract is approximately 110% (or $1.40 per MCF on December 31, 1999) of the price of gas under the Marathon contract (described below), plus taxes.

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

Marathon

Chugach entered into a requirements contract with Marathon in September 1988 for an initial commitment of 215 BCF. The contract expires December 31, 2015, or, if earlier, the date on which Marathon has delivered to Chugach a volume of gas in total which equals or exceeds the total volume of gas that Marathon is required to sell and deliver to Chugach under the agreement. The base price for gas under the Marathon contract is $1.35 per MCF, adjusted quarterly to reflect the percentage change between the preceding twelve-month period and a base period in the average prices of West Texas Intermediate Crude Oil (a benchmark of the Light Sweet Crude Oil Futures Index), the Producer Price Index for natural gas, and the Consumer Price Index for heating fuel oil. The price on December 31, 1999, exclusive of taxes was $1.27 per MCF.

Under the terms of the Marathon contract, Marathon generally provides the primary supply of gas required for sales to GVEA, all of Chugach's requirements at Bernice Lake and 40% of the requirements at Beluga. Marathon also has a right of first refusal to provide additional gas under any sales agreements that Chugach may enter into with electric utilities that Chugach does not currently serve.

ENSTAR Natural Gas Company

Chugach and ENSTAR signed a transportation agreement in December 1992 that was approved by the APUC in January 1993, whereby ENSTAR would transport Chugach's gas purchased from the Beluga producers or Marathon on a firm basis to both
Chugach's International Power Plant and AEG&T's Soldotna 1 Power Plant at a transportation rate of $0.63 per MCF. In addition, ENSTAR agreed to transport gas on an interruptible basis for off-system sales at a rate of $0.30 per MCF. The agreement contains a minimum monthly bill of $2,600 for firm service.

Chugach holds a reservation to receive its gas requirements at International Power Plant from ENSTAR under a tariff approved by the APUC in the event that the transportation agreement is subsequently canceled. Under the currently suspended tariff, ENSTAR is obligated to supply all of the gas Chugach desires at a price approved by the APUC. There would be a monthly minimum bill of $10,465, but no requirement to actually use any gas at the International Power Plant. The current delivered price under the tariff is $2.53 per MCF.

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

REFINANCINGS

On September 19, 1991, Chugach issued $314,000,000 of First Mortgage Bonds, 1991 Series A, for purposes of repaying existing debt to the Federal Financing Bank
(FFB) and the Rural Electrification Administration (REA), (now Rural Utilities Services (RUS)). Pursuant to Section 311 of the Rural Electrification Act, Chugach was permitted to prepay the REA debt at a discounted rate of approximately 9%, resulting in a discount of approximately $45,000,000. The gain on prepayment of the REA debt has been deferred and Chugach obtained permission from the APUC to flow through the benefit to consumers through lower rates in the future.

The original issuance consisted of bonds in the amount of $52,000,000 due in 2002 bearing interest at 8.08% (Series A 2002 Bonds) and bonds in the amount of $262,000,000 due in 2022 and bearing interest at 9.14% (Series A 2022 Bonds). Interest is payable semiannually on March 15 and September 15. The Series A 2002 Bonds are subject to annual sinking fund redemption at 100% of the principal amount thereof that commenced March 15, 1993. The Series A 2022 Bonds are subject to annual sinking fund redemption at 100% of the principal amount thereof commencing March 15, 2003. The Series A 2002 Bonds are not subject to optional redemption. The Series A 2022 Bonds are redeemable at the option of Chugach on any interest payment date at an initial redemption price of 109.14% of the principal amount thereof declining ratably to par on March 15, 2012. The Indenture prohibits outstanding short-term indebtedness (other than trade payables) in excess of 15% of Chugach's net utility plant and limits certain cash investments to specific securities. Chugach has reacquired $79,190,000 of the Series A 2022 bonds since December 1995 leaving a remaining outstanding balance of $182,810,000 at December 31, 1999. In March, 2000 Chugach reacquired an additional $8,500,000 of the Series A 2022 bonds leaving a remaining outstanding balance of $174,310,000.

Chugach has negotiated a supplemental indenture (Third Supplemental Indenture of Trust) with CoBank which previously allowed up to $80 million in future bond financing. In 1998 Chugach finalized an amendment to the Third Supplemental Indenture of Trust (Seventh Supplemental Indenture of Trust) that eliminates the maximum aggregate amount of bonds the company may issue under the agreement. At December 31, 1999, Chugach had bonds in the amount of $143.3 million outstanding under this financing arrangement. The balance is comprised of an $817 thousand bond (CoBank 1) that carries an interest rate of 8.95% maturing in 2002, a $10 million bond (CoBank 2) priced at 7.76% due in 2005, a $21.5 million bond (CoBank 3), priced at 5.60%, a $23.5 million bond (CoBank 4) priced at 5.60%, a $15 million bond (CoBank 5) priced at 5.60% due in 2002, 2007 and 2012, a $42.5 million bond (CoBank 6) carrying a variable interest rate (6.88% at December 31, 1999) and a $30 million bond (CoBank 7) also carrying a variable interest rate (6.85% at December 31, 1999). Principal payments on the CoBank 3 and 4 bonds commence in 2003 and continue through 2022. Additionally, Chugach has negotiated a similar supplemental indenture (Fifth Supplemental Indenture of Trust) with National Rural Utilities Cooperative Finance Corporation (NRUCFC) for $80 million. At December 31, 1998, there were no amounts outstanding under this financing arrangement.

On March 17, 1999, Chugach entered into a Treasury rate-lock transaction with Lehman Brothers Financial Products Inc. (Lehman Brothers) for the purpose of taking advantage of favorable market interest rates in anticipation of refinancing Chugach's Series A Bonds Due 2022 on their first call date (March 15, 2002). As of September 30, 1999, the aggregate principal amount of Series A Bonds due 2022 was $182,810,000. Under the Treasury rate-lock contract, Chugach will receive a lump-sum payment from Lehman Brothers on March 15, 2002, if the yield on 10 or 30-year Treasury bonds as of mid-February 2002, exceeds a specified target level (5.653% and 5.838%, respectively). Conversely, Chugach will on the same date be required to make a payment to Lehman Brothers if the yield on the 10 or 30-year Treasury bonds falls below its stated target yield. The amount of the payment will increase as the difference between the actual yield and the target yield increases. For each basis point (0.01% per annum) by which the yield on 10-year or 30-year Treasury bonds deviates from the stated target level, Chugach will receive (if the Treasury yield exceeds the target yield) or make (if the Treasury yield falls short of the target yield) a payment equal to the product obtained by multiplying (i) the amount of deviation (expressed in basis points) by (ii) the changes in the prices of $196 million (in the case of 10-year Treasury bonds) and $18.7 million (in the case of the 30-year Treasury bonds) of Treasury bonds, given a one-basis-point change in their respective yields (determined with reference to the Bloomberg Financial Market's Government Yield Analysis Page). In this way, Chugach intends that higher interest costs resulting from increases in market interest rates prior to refinancing of Chugach's long-term debt would be mitigated by a lump-sum, up-front payment to Chugach at the time of the refinancing.

                             Item 2 - Properties

SYSTEM ASSETS

General

Chugach has 513.1 MW of installed capacity consisting of 17 generating units at five power plants. These include 365.6 MW of operating capacity at Beluga on the west side of Cook Inlet; 70.0 MW of power at Bernice Lake on the Kenai Peninsula; 48.6 MW of power at International Power Plant in Anchorage; and 17.2 MW at Cooper Lake, which is also on the Kenai Peninsula. Chugach also has 11.7 MW of capacity from the two Eklutna hydroelectric plant generating units owned jointly with MEA and AML&P. In addition to its own generation, Chugach purchases power from the 90 MW Bradley Lake hydroelectric project owned by the Alaska Energy Authority (AEA) through Alaska Industrial Development and Export Authority (AIDEA). Bradley Lake is operated by Homer and dispatched by Chugach. The Beluga, Bernice Lake and International facilities are all fueled by natural gas. Chugach owns its offices and headquarters, located adjacent to its International Power Plant in Anchorage, in fee simple. Warehouse space for some generation, transmission and distribution inventory (including a small amount of office space) is leased from an independent party not directly affiliated with Chugach.

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

The following table lists specifics of the generating facilities of Chugach:

Facility        Type of Fuel    Rated Capacity (1)    Commercial Operation Date
--------        ------------    ------------------    -------------------------
Beluga Power Plant:
Unit 1          Natural Gas           15.7                      1968
Unit 2          Natural Gas           15.7                      1968
Unit 3          Natural Gas           64.7                      1972
Unit 5          Natural Gas           66.5                      1975
Unit 6          Natural Gas           74.0                      1975
Unit 7          Natural Gas           74.0                      1978
Unit 8           Steam (2)            55.0                      1981
                                     -----
                                      365.6

Bernice Lake PowerPlant:
Unit 2          Natural Gas           19.0                      1971
Unit 3          Natural Gas           25.5                      1978
Unit 4          Natural Gas           25.5                      1981
                                     -----
                                      70.0

International Power Plant:
Unit 1          Natural Gas           15.0                      1964
Unit 2          Natural Gas           15.1                      1965
Unit 3          Natural Gas           18.5                      1969
                                     -----
                                      48.6

Cooper Lake Hydroelectric
Plant:

Unit 1          Hydroelectric          8.6                      1960
Unit 2          Hydroelectric          8.6                      1960
                                     -----
Eklutna Hydroelectric Plant           17.2
(4):

Unit 1          Hydroelectric          5.8                      1955
Unit 2          Hydroelectric          5.9                      1955
                                      ----
                                      11.7

Total units     17                   513.1
                --                   -----



(1)  Capacity rating in MW at 30 degrees Fahrenheit.
(2) Steam-turbine powered generator with heat provided by exhaust from natural-gas fueled Units 6 and 7 (combined-cycle). (3) Beluga Unit 4 and Bernice Lake Unit 1 were retired during 1994. (4) The Eklutna Hydroelectric Plant is jointly owned by Chugach, MEA and AML&P. The capacity shown is Chugach's 30% share of the plant's maximum output.

Transmission and Distribution Assets

As of December 31, 1999, Chugach's transmission and distribution assets included 39 substations and 402 miles of transmission lines, 931 miles of overhead distribution lines and 659 miles of underground distribution line. Chugach owns the land on which 21 of its substations are located and a portion of the right-of-way connecting its Beluga plant to Anchorage. In the 1997 Eklutna acquisition, Chugach also acquired a partial interest in two substations and additional transmission facilities.

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

In addition, a lawsuit was filed against the State of Alaska in which the plaintiffs allege that the manner in which the State administered and disposed of certain lands violates the Alaska Mental Health Enabling Act. One of Chugach's substations and its right-of-way across State lands were potentially subject to the plaintiffs' claims. The suit has been settled and Chugach is in the process of determining whether any of Chugach's interests must be perfected through the Mental Health Trust Land Office Unit. Chugach's management believes that perfection of Chugach's interest, should that be necessary, will not materially affect Chugach's financial position, results of operations or cash flows.

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

Under the Alaska Electric and Telephone Cooperative Act, Chugach is given the power of eminent domain for the purpose and in the manner provided by Alaska condemnation laws for acquiring private property for public use.

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

In April 1999, AEA issued $59,485,000 of Power Revenue Refunding Bonds, Third Series, for the purpose of refunding $59,110,000 of the First Series Bonds. The refunded First Series Bonds were called on July 1, 1999. The refunding resulted in aggregate debt service payments over the next nineteen years in a total amount approximately $9,500,000 less than the debt service payments which would be due on the refunded bonds. There was an economic gain of approximately $5,900,000. Economic gain is calculated as the net difference between the present value of the old debt service requirements and the present value of the new debt service requirements, discounted at the effective interest rate and adjusted for additional cash paid.

In April 1999, AEA issued $30,640,000 of Power Revenue Refunding Bonds, Fifth Series, for the purpose of refunding $28,910,000 of the First Series Bonds. The refunded First Series Bonds were called on July 1, 1999. The refunding resulted in aggregate debt service payments over the next twenty-three years in a total amount approximately $4,400,000 less than the debt service payments which would be due on the refunded bonds. There was an economic gain of approximately
$2,900,000. The Association's share of these savings will be approximately $546,000.

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

Eklutna. Chugach purchased a 30% undivided interest in the Eklutna Hydroelectric Project from the federal government. MEA purchased a 17% undivided interest in the Eklutna Project. The power MEA purchases from Eklutna is pooled with Chugach's purchases and sold back to MEA to be used in meeting MEA's overall power requirements. AML&P purchased the remaining 53% undivided interest in the Eklutna Project.Transfer of ownership occurred on October 2, 1997, in accordance with a transition plan. Chugach believes that the cost of power from the Eklutna Project will be less than it would have been under continued federal ownership.

                          Item 3 - Legal Proceedings

LITIGATION

Matanuska Electric Association, Inc. v. Chugach Electric Association U-98-180
-----------------------------------------------------------------------------

On December 2, 1998, MEA filed a complaint with what is now the Regulatory Commission of Alaska (RCA): In the Matter of the Formal Complaint filed by MATANUSKA ELECTRIC ASSOCIATION, INC. Against CHUGACH ELECTRIC ASSOCIATION, INC., U-98-180. MEA alleged in its complaint that Chugach has engaged in "unreasonable management practices" in the management of its Series A Bonds. The complaint asks the RCA to issue an order instituting an investigation into the reasonableness and propriety of the continuing decision of Chugach not to defease such Bonds, which investigation would include convening a public hearing to take evidence as to whether Chugach's decision not to defease the Bonds constitutes an unreasonable management decision, and awarding MEA such additional relief as the RCA may find just and equitable. Chugach filed an answer denying the material allegations of MEA's complaint, asserting that its management of the Series A Bonds has been reasonable and sound, and contending that defeasance of the Bonds would not be prudent. The answer also asserts that the RCA should not open an investigation on the grounds that MEA's allegations do not implicate the kinds of mangement decisions into which it is appropriate for the RCA to inquire. MEA filed a reply to Chugach's answer in which it relied on new factual allegations not contained in the complaint. Each party has filed additional motions regarding the pleadings of the other party. The RCA has not yet ruled on any of those motions.

Chugach filed a motion for summary disposition of MEA's complaint on January 14, 2000. Chugach argued that its management of its long-term debt has been recognized by the financial marketplace as being sound, that its handling of its Bonds (i.e., entering into a rate-lock) is demonstrably superior to defeasance, that the investigation MEA seeks would be costly and prejudicial to Chugach, and that MEA has failed to make the showing necessary to justify investigating Chugach's financial management. MEA filed its opposition on February 15, 2000, in which it argued that defeasance is a superior tactic for managing Chugach's long-term debt and that the rate-lock was a suspect financial management tactic that the RCA should examine closely. On March 6, 2000, Chugach filed its reply to MEA's opposition. It argued that MEA has not disputed Chugach's showing that the rate-lock is superior to defeasance, and that MEA's confusion about the terms and effect of the rate-lock does not constitute the `good cause' necessary to justify an investigation.

The RCA has taken no action in this matter, although its predecessor, the Alaska Public Utilities Commission, did convene an informal status conference on April 30, 1999. If the RCA authorizes an investigation, Chugach will vigorously defend its financial management. Because of the preliminary nature of the case, Chugach has not been able to estimate the costs of its participation should the case proceed.

Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc. 3AN-99-8152 CI
--------------------------------------------------------------------------------

On July 7, 1999, MEA filed a complaint against Chugach in the above referenced matter in Alaska Superior Court in Anchorage. In its complaint, MEA asserted that Chugach has violated the Power Supply Agreement between the parties, state statutes and its own bylaws in failing to provide MEA with information about several different matters that MEA asserts could affect the cost of power MEA purchases from Chugach. MEA also asserted that Chugach violated the Power Supply Agreement in its management of its long-term bonded indebtedness.

On September 9, 1999, Chugach filed a motion requesting the dismissal of the portion of MEA's claim seeking to recover damages for Chugach's alleged financial mismanagement. In its motion to dismiss, Chugach asserted that MEA's claim regarding Chugach's alleged financial mismanagement is essentially the same as MEA's financial mismanagement claim in U-98-180, referenced above. MEA opposed Chugach's motion to dismiss asserting that its financial mismanagement claim in this action is different from its claim before the RCA, because in this case it seeks monetary damages for past losses, while in its action before the RCA it seeks to force Chugach to change its future financial management practices. Thereafter, Chugach answered MEA's complaint, on November 3, 1999, and replied to MEA's opposition to Chugach's motion to dismiss. After oral argument on Chugach's motion to dismiss on November 17, 1999, the court entered an order on December 21, 1999, in which it denied Chugach's motion.

MEA filed a corrected Second Amended Complaint on February 8, 2000, in which it added a new claim. MEA asked for an order directing that Chugach be required to present its general rate case filing to the Joint Rate Committee prior to presenting it to the RCA. Chugach did not oppose MEA's request to amend its Complaint a second time, and on February 29, 2000, the court granted MEA's motion to amend. Chugach filed its answer to MEA's Second Amended Complaint on or about March 10, 2000, and specifically denied MEA's assertion that it never responded to MEA's correspondence regarding bringing its general rate case before the Joint Rate Committee and opposed the relief MEA requested.

Also, the parties conducted a scheduling conference on February 29, 2000, and set a trial date of April 2, 2001. Discovery has now commenced. Because of the preliminary nature of the case, Chugach has not been able to estimate the costs of its participation.

Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc. 3AN-99-10830 CI
--------------------------------------------------------------------------------

On October 13, 1999, Chugach filed a complaint against MEA in Alaska Superior Court in Anchorage. In it, Chugach asked the court to enforce the APUC and RCA orders obligating MEA to pay Chugach for MEA's pro rata share (approximately 20%) of Chugach's Fuel and Purchased Power Cost Adjustment (FPPCA) attributable to an $839,000 tax liability Chugach incurred in connection with its supply contract with Marathon Oil Company.

On October 22, 1999, Chugach filed a motion for a preliminary injunction in the same case asking the court to enjoin MEA's attempt to have the question of its liability for Chugach's FPPCA attributable to the Marathon tax liability submitted to an arbitrator. On November 16, 1999, Chugach filed a motion for summary judgment on the question of whether the RCA's orders should be enforced against MEA, which by agreement of the parties subsumed the motion for preliminary injunction. On December 8, 1999, MEA opposed that motion and filed a cross motion contesting the enforceability of the RCA's orders and asserting that it should not have to pay its share of the Marathon tax liability because Chugach failed to comply with provisions of the parties' Power Supply Agreement. The parties have exchanged responsive briefs and the issue is now set for oral argument on April 18, 2000. The parties anticipate that the court's ruling on the pending motion and cross-motion for summary judgment will dispose of this claim.

         Item 4 - Submission of Matters to a Vote of Security Holders

                                 Not Applicable

                                    PART II

                      Item 5 - Market for Registrant's
                Common Equity and Related Stockholder Matters

                                 Not Applicable

                        Item 6 - Selected Financial Data

The following tables present selected historical information relating to financial condition and results of operations over the past five years:

Balance Sheet Data                    1999             1998            1997             1996             1995
                                      ----             ----            ----             ----             ----
Plant net:
   In service                     $ 398,544,496    $ 386,235,421   $ 393,228,853    $ 400,052,837    $ 391,200,269
   Construction work in
     progress                        47,257,296       30,405,736      24,664,395       19,826,957       27,068,964
                                    -----------      -----------    ------------     ------------     ------------
      Electric plant, net           445,801,792      416,641,157     417,893,248      419,879,794      418,269,233
   Other assets                      72,553,745       64,450,293      67,674,051       62,608,636       66,521,090
                                   ------------     ------------    ------------     ------------     ------------
       Total assets                 $518,355,537    $481,091,450     $485,567,299     $482,488,430     $484,790,323
                                   =============   =============   ==============    =============     ============
Capitalization:
   Long-term debt                   337,150,295      305,917,699     312,006,501      307,905,847      305,641,703
   Capital leases                             -                -               -                -                -
   Equities and margins             122,524,645      114,023,296     109,119,697      104,477,942       99,230,550
                                    -----------      -----------     -----------      -----------      -----------
      Total capitalization          $459,674,940    $419,940,995     $421,126,198     $412,383,789     $404,872,253
                                   =============   =============    =============    =============    =============
Summary Operations Data
Operating revenues                  142,644,327      141,825,373     143,947,730      134,876,668      129,379,308
Operating expenses                  110,456,886      110,737,441     113,070,990      100,913,804       95,920,361
Interest expense                     25,228,001       26,011,392      26,661,510       27,052,186       27,207,648
Amortization of gain on
  refinancing                         1,092,620        1,542,723       1,577,149        1,703,136        2,150,476
                                    -----------      -----------     -----------      -----------      -----------
     Net operating margins            8,052,060        6,619,263       5,792,379        8,613,814        8,401,775
Nonoperating margins                  1,615,374        2,111,141       1,762,018        1,217,557          604,418
                                    -----------      -----------     -----------      -----------     ------------
      Assignable margins              $9,667,434      $8,730,404      $7,554,397       $9,831,371       $9,006,193
                                 ===============  ==============  ===============  ===============  ===============


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

Revenues

Operating revenues include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues. In 1999, operating revenues were approximately .58% higher than 1998. This was attributable to increased sales to GVEA due to operating problems with the Healy Clean Coal Plant, as well as increased kWh sales across the board due to colder weather. A total of $2,553,047 has been recorded in the provision for rate refund account since 1997. This provision was recorded in response to Docket U-96-37 which was opened by the APUC to resolve certain rate disputes with the wholesale customers. At December 31, 1999, Docket U-96-37 had not been closed. Retail demand and energy rates did not change in 1999 while demand and energy rates charged to MEA and Homer decreased due to the approval of the 1996 test year filing on an interim and refundable basis. Seward's demand and energy rates remained unchanged. In 1998 operating revenues were approximately 1.5% lower than 1997. This decrease was largely attributable to lower sales to Homer due to economy energy purchases from AML&P. Also, economy energy sales to GVEA decreased due to the Healy Clean Coal Plant testing activity in 1998. Retail demand and energy rates did not change in 1998 while demand and energy rates charged to MEA decreased slightly. Demand and energy rates to Homer remained unchanged while Seward's demand and energy rates dropped by 15%. Revenues and power sold were as follows for the years ended December 31:

Year                         MWh sold                         Operating revenues
----                         --------                         ------------------
1999                         2,190,253                           $ 142,644,327
1998                         2,055,963                             141,825,373
1997                         2,269,453                             143,947,730

Chugach makes economy sales primarily to GVEA. These sales commenced in 1988 and have contributed to a portion of Chugach's growth in operating revenues. Chugach does not take such economy sales into consideration in its long-range resource planning process because these sales are non-firm sales that depend on GVEA's need for additional power and Chugach's available generating capacity at the time. In 1999, economy sales to GVEA constituted approximately 1.32% of Chugach's sales revenues. This increase from previous year's Economy Energy sales is due primarily to operating problems with the HCCP, increasing the need for GVEA to make economy power purchases.

The impact of inflation on Chugach's revenues falls into two rate categories as follows:

     Fuel Surcharge

     Fuel and purchased power costs are passed directly to Chugach's wholesale and retail customers through a fuel and purchased power adjustment factor (fuel surcharge). Changes in these costs due to inflation or other market conditions are passed directly to Chugach's retail and wholesale customers which results in either a direct increase or decrease to Chugach's system revenues. The fuel adjustment factor is currently approved on a quarterly basis by the RCA. There are no limitations on surcharge rate changes. Increases in Chugach's fuel and purchased power costs result in increased revenues while decreases in costs result in lower revenues. Revenue from the fuel adjustment charge normally does not impact margins.

     At the urging of one of Chugach's wholesale customers, in Order No. 18 of Docket U-96-37, the APUC ordered retroactive refunds in the approximate amount of $1.2 million for fuel surcharge rates charged in 1995 - 1997. The order is in connection with Chugach's fuel and purchased power cost adjustment factors that are adjusted on a quarterly basis. It is Chugach's position that retroactive refunds of quarterly surcharge revenues violate the rules against retroactive ratemaking and constitutional due process protections. Chugach has appealed this decision to the Superior Court for the State of Alaska. Chugach's request for stay of the Commission refund order has been granted. It is not possible at this time to determine the outcome of this appeal.

    In 1999, Chugach's wholesale customers challenged the calculation of the annual update to the G&T loss factor. As a result, the RCA has made Chugach's surcharges interim and refundable since July 1, 1999. The RCA issued Order No. 2 on March 16, 2000, accepting Chugach's proposed revised calculation of line losses and ordered the new figure to be applied July 1, 1999. MEA has also challenged the recovery of a State of Alaska back-tax assessment against Marathon Oil Company, which, following the contract between Chugach and Marathon, is to be paid by Chugach. Despite repeated RCA approval of the recovery of this cost, MEA continues to dispute this finding on procedural grounds and has withheld partial payments of its monthly invoices. Chugach has undertaken court intervention to recover these payments.

     General Rate Filing

     Operating and maintenance and other non-fuel and purchased power costs are recovered through a general rate case process or through other normal RCA procedures. While the formal ratemaking process typically takes nine months to one year, it is within the RCA's authority to authorize, after a notice period, rate changes on an interim and refundable basis. In addition, the RCA has been willing to open limited dockets to resolve specific issues from which expeditious decisions can often be generated.

     Chugach's annual base rate changes, excluding fuel and purchased power cost adjustments, for retail and wholesale classes for the years 1997 through 1999 were as follows:

                        1999                     1998                     1997
                        ----                     ----                     ----
     Retail             0.00%                    0.00%                    0.00%
     Wholesale:
       Homer           (0.30%)1                  0.00%                    0.00%
       MEA             (3.80%)1                 (0.20%)                  (0.80%)
       Seward          (0.00%)                 (15.00%)2                  0.00%

1 Interim refundable rates pursuant to Settlement Agreement.
2 Reflects interruptible power sales contract

Expenses

Chugach's operating expenses for the years ended December 31, 1999, 1998 and 1997 were as follows:

       Year                                                 Operating expenses
       ----                                                 ------------------
       1999                                                    $110,456,886
       1998                                                    $110,737,441
       1997                                                    $113,070,990

Operating expenses for 1999 were 0.25% lower than 1998. Operating expenses for 1998 were 2.1% lower than 1997. The reasons for the significant operating expense variances follow:

     Year ended December 31, 1999, compared to the year ended December 31, 1998
     --------------------------------------------------------------------------

     Production expense decreased in 1999 from 1998. There were no substantial variances in total actual operating and maintenance expenses between 1999 and 1998, however, the decrease in fuel expense from $34.5 million in 1998 to $29.6 million in 1999 is a result of an average 16.0% decrease in fuel prices from 1998 to 1999.

     Transmission expense increased in 1999 from 1998 due to unanticipated transmission line repairs, Y2K preparation and testing and overhead line maintenance activity as a result of outages early in 1999.

     Distribution expense increased in 1999 from 1998 due primarily to the increased outage activity that occurred early in 1999.

     Sales expense increased in 1999 compared to 1998. The slight variance is due to positions in the Marketing Department that were vacant in 1998, but filled in 1999.

     Administrative and General expense increased from 1998 to 1999. The $5.2 million increase from 1998 is the result of an increase in software amortization expense, increased maintenance costs of the Y2K compliant software implementation completed in 1998, additional expenses associated with Chugach's ancilliary businesses, and multiple insurance settlements paid in 1999. In addition, general plant maintenance expenses were higher due to multiple projects completed in 1999.

     Depreciation expense decreased from 1998 to 1999. This variance was due to adjustments made in 1999 for the over-amortization of general plant and the unitization of the 1997 Beluga Unit #5 overhaul.

     Year ended December 31, 1998, compared to the year ended December 31, 1997
     --------------------------------------------------------------------------

     Production expense decreased in 1998 over 1997. Due to significantly reduced economy energy sales, there was a substantial decrease in the consumption of fuel at Beluga. This, however, was offset by increased fuel costs for Bernice Lake due to decreased power purchases from Soldotna 1.

     Purchased power expense decreased in 1998 over 1997. This was due primarily to the decreased purchases from Soldotna 1. In addition, to promote system stability and avoid possible outages, there were unusual purchases made from AML&P in 1997 while maintenance was being performed on the transmission lines between Beluga and Anchorage.

     Consumer accounts expense decreased in 1998 from 1997. This was due to the reclassification of expenses to the added financial category Sales Expense.

     Administrative and General expense increased in 1998 from 1997. This was caused by an update in the amount of common information services costs allocated to this category.

     Depreciation   expense   increased   in   1998   from   1997   due  to  the
     over-amortization of general plant.

     Other interest expense decreased in 1998 from 1997. This was caused by converting a portion of short-term borrowings to long term debt which caused lower average outstanding balance on the short-term lines of credit throughout the year.

Margins

Chugach's assignable margins for the years ended December 31, 1999, 1998 and 1997, were as follows:

    Period               Net operating margins            Nonoperating margins             Assignable margins
     ------               ---------------------            --------------------             ------------------
      1999                     $ 8,052,060                      $ 1,615,374                     $ 9,667,434
      1998                     $ 6,619,263                      $ 2,111,141                     $ 8,730,404
      1997                     $ 5,792,379                      $ 1,762,018                     $ 7,554,397

Nonoperating margins decreased in 1999 over 1998. The primary contributor to the decrease from 1998 is the gain on the sale of a surplus compressor rotor to Golden Valley Electric Association, Inc. in 1998. The variance is also due to higher than anticipated patronage capital from CoBank but is offset by a decrease in interest earnings as a result of decreased borrowing activity.

Nonoperating margins increased in 1998 over 1997. This increase was caused mostly by an increase in patronage capital allocation from CoBank in 1998 versus 1997.

Patronage Capital (Equity)

Chugach's patronage capital and total equity have shown steady growth, both in dollars and as a percentage of capitalization. The following table summarizes Chugach's patronage capital and total equity position since 1997:

                                                                 1999                 1998                1997
                                                                 ----                 ----                ----
     Patronage capital at beginning of year                 $109,622,996        $104,800,092        $100,685,517
     Retirement of capital credits and estate
        Payments                                              (1,954,949)         (3,907,500)         (3,439,822)
     Assignable margins                                        9,667,434           8,730,404           7,554,397
                                                            ------------        ------------        ------------
     Patronage capital at end of year                        117,335,481         109,622,996         104,800,092
     Other equity                                              5,189,164           4,400,300           4,319,605
                                                            ------------        ------------        ------------
               Total equity                                 $122,524,645        $114,023,296        $109,119,697
                                                            ============        ============        ============

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

                        Period           TIER

                         1999            1.40
                         1998            1.35
                         1997            1.30
                         1996            1.39
                         1995            1.34


The Indenture requires Chugach to establish rates reasonably expected to yield margins for interest (MFI) equal to at least 1.20 times total interest expense. Margins for interest are defined as net margins plus interest charges and accruals for federal income and other taxes imposed on income after deduction of interest charges for such period, however, the amount of nonoperating margins included in assignable margins shall not exceed 50% of assignable margins. Chugach's achieved MFI/I for the past five years are not materially different from the TIER calculations shown above.

The Indenture requires that Chugach achieve such a 1.20 ratio for any 12 consecutive month period of the last 18 months before issuing additional Bonds (other than additional Bonds issued based on deposited cash and, under certain circumstances, retirement of Bonds).

MATERIAL CHANGES IN FINANCIAL CONDITION

Chugach maintained a stable asset base from 1998 to 1999. Notable changes among the components include an increase in cash (and cash equivalents) due to a retail prepayment promotion, which began in November 1999, as well as an increase in accounts payable.

Notable changes to other liabilities include: a higher balance in other liabilities due to increased fuel and purchased power payables caused by increased economy energy sales to GVEA; and the decrease in deferred credits resulting from the annual amortization of the original refinancing gain.

LIQUIDITY AND CAPITAL RESOURCES

Chugach  satisfies  its  operational  and  capital  cash  requirements   through
internally generated funds, a $50 million line of credit with the NRUCFC and a $35 million line of credit with CoBank.

At December 31, 1999, no balance was outstanding on the NRUCFC line. The NRUCFC line of credit expires October 14, 2002. At December 31, 1999, no amount was outstanding on the CoBank line. The CoBank line of credit expires August 1, 2000, but carries an annual automatic renewal clause.

Chugach's capital improvement requirements are based on long-range plans and other supporting studies and are executed through a five-year construction work plan.

Five-year work plans are fully developed and updated every year. Shown below is an estimate of capital expenditures for the years 2000 through 2004:

2000                         $32.2 million
2001                          33.6 million
2002                          27.6 million
2003                          33.4 million
2004                          34.5 million

Following is a five-year summary of anticipated capital credit retirements:

Year ending           Wholesale             Retail                       Total
-----------           ---------             ------                       -----
   2000                   0                3,750,000                   3,750,000
   2001                   0                4,004,000                   4,004,000
   2002                   0                9,499,000                   9,499,000
   2003                   0                5,399,000                   5,399,000
   2004               1,359,000            5,383,000                   6,742,000





















     Chugach's outstanding long-term obligations at December 31, 1999 are as follows:

      First mortgage bonds of 8.08% maturing in
        2002 and 9.14% maturing in 2022 with
        interest payable semiannually March 15
        and September 15:
                   8.08%                                           $  17,396,000
                   9.14%                                             182,810,000
      CoBank 8.95% bond maturing in 2002,
        with interest payable monthly and
        principal due semi-annually                                      816,700
      CoBank 7.76% bond maturing in 2005,
        with interest payable monthly                                 10,000,000
      CoBank 5.60% bonds maturing 2022, with
        interest payable monthly                                      45,000,000
      CoBank 5.60% bonds maturing in 2002,
        2007 and 2012 with interest payable
        monthly                                                       15,000,000
      CoBank 6.88% bonds maturing in 2002,
        with interest payable monthly                                 42,500,000
        CoBank 6.85% bonds maturing in 2002,
        with interest payable monthly                                 30,000,000
                                                                   -------------
            Total long-term obligations                              343,522,700
      Less current installments                                        6,372,405
                                                                   -------------
            Long-term obligations, excluding
              Current installments                                  $337,150,295
                                                                    ============

     Maturities of Long-term Obligations

     Long-term obligations at December 31, 1999, mature as follows:

    Year ending    Sinking Fund Requirements   Principal maturities      Total
    December 31
                     First mortgage CoBank
                      bonds Mortgage bonds

       2000                6,067,000                   305,405         3,372,405
       2001                6,097,000                   333,350         6,430,350
       2002                5,232,000                77,677,944        82,909,944
       2003                5,041,000                   865,821         5,906,821
       2004                5,502,000                   945,000         6,447,000
    Thereafter           172,267,000                63,189,180       235,456,180
                        ------------                ----------       -----------
                        $200,206,000              $143,316,700      $343,522,700
                        ============              ============      ============


On September 19, 1991, Chugach issued $314 million of First Mortgage Bonds, 1991 Series A, for purposes of repaying existing debt to the FFB and the REA. Pursuant to Section 311 of the Rural Electrification Act, Chugach was permitted to prepay the REA debt at a discounted rate of approximately 9%, resulting in a discount of approximately $45 million. The gain on prepayment was deferred at December 31, 1991, because Chugach expected to pass the benefit of the gain through to ratepayers prospectively in the form of lower rates. In April 1992, Chugach received formal approval from the APUC to defer the gain and amortize it into income over the life of the bonds. Annual amortization for 1999 was $1.2 million and for 1998 and 1997 was $1.7 million.

Chugach has negotiated a supplemental indenture (Third Supplemental Indenture of Trust) with CoBank that previously allowed up to $80 million in future bond financing. In 1997 Chugach finalized an amendment to the Third Supplemental Indenture of Trust (Seventh Supplemental Indenture of Trust) that eliminates the maximum aggregate amount of bonds the company may issue under the agreement. At December 31, 1999, Chugach had bonds in the amount of $143.6 million outstanding under this financing arrangement. The balance is comprised of a $1.1 million bond (CoBank 1) that carries an interest rate of 8.95% maturing in 2002, a $10 million bond (CoBank 2) priced at 7.76% due in 2005, a $21.5 million bond (CoBank 3), priced at 5.60%, a $23.5 million bond (CoBank 4) priced at 5.60%, a $15 million bond (CoBank 5) priced at 5.60% due in 2002, 2007 and 2012 and a $42.5 million bond (CoBank 6) carrying a variable interest rate currently priced at 7.10% (as of March 2000) and a $30 million bond (CoBank 7) carrying a variable interest rate currently priced at 7.18% (as of March 2000) both due in March, 2002. Principal payments on the CoBank 3 and 4 bonds commence in 2003 and continue through 2022. Additionally, Chugach has negotiated a similar supplemental indenture (Fifth Supplemental Indenture of Trust) with NRUCFC for $80 million. At December 31, 1999, there were no amounts outstanding under this financing arrangement.

Chugach management expects that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 2000 and thereafter.

YEAR 2000

Chugach has recognized the need to investigate, test and remediate if necessary the critical systems and equipment under its control which could cause power and business disruptions in conjunction with what are collectively called "Year 2000" dates. Chugach completed Year 2000 conversion and remediation efforts. No adverse impacts to service were experienced at year end.

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

Standard Steel Salvage Yard Site

The remedial action at the Standard Steel Metals Salvage Yard Superfund Site has been completed. However, EPA will not approve a certificate of completion for the Site until its final oversight cost bill for the remedial action has been paid. The Standard Steel PRP Group (of which Chugach is a member) anticipates receiving and paying EPA's final oversight cost bill in the Spring of 2000. Presently, it is anticipated that the PRP Group will have sufficient funds on account to pay the oversight cost bill in full without an additional assessment of its members. Additional costs will also be incurred in the future for groundwater monitoring and operation and maintenance of the cleanup remedy. The PRP Group is in the process of estimating these costs and providing for their payment out of the funds already on account. Therefore, it is not anticipated that the Company will have to make any further payments related to the remedial action at the Site. In fact, Chugach will likely receive a refund from the PRP Group once the final costs are known. If any additional costs are incurred in addition to those already paid to the PRP Group and not covered by Chugach's settlement with its insurers, Chugach management believes that they would be fully recoverable in rates and therefore would have no impact on Chugach's financial condition or results of operations.

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

In addition to participation in benchmarking studies, Chugach has also implemented strategic alliances in the purchasing and warehousing areas. These alliances are designed to improve efficiency and thus contribute to lower operating costs. In 1997, Chugach was able to lower inventory unit costs, increase inventory turns and decrease project cost by furnishing materials to contractors as a direct result of these strategic alliances. Chugach will continue to explore other areas for strategic alliance opportunities.

During 1998 Chugach updated its new strategic plan. In this plan, priority issues are identified that are critical to the company's success. Updated key result area targets were developed that track the most important measures of Chugach's performance.

Chugach has been active at the State Legislature in support of the customer's right to choose their electric power supplier. Virtually all Alaskan utilities have opposed Chugach's efforts to develop competition and are attempting to create exclusive service territories. At this time no bill relating to customer choice has moved out of legislative committee, thus, it is not possible to predict the outcome of this legislative process.

In 1997 Chugach made organizational changes in preparation for competition. Recognizing that the new marketplace will probably be "unbundled" along the functional lines of generation, transmission and distribution and retail services, Chugach's organizational structure reflects these functions. Operating with three divisions: Finance and Energy Supply, Transmission and Distribution Network Services and Retail Services, Chugach has positioned itself to meet competition in the electric industry. Chugach's Marketing Department continues to operate a key account program for larger customers and is developing new services to enhance existing customers' satisfaction.

Chugach commenced operation as an internet service provider (ISP) in February 1999. Also in 1999 Chugach began selling spare microwave bandwidth to industrial customers.

Chugach has three collective bargaining agreements with the IBEW that have reached impasse and have gone to an arbitrator for resolution. Although each of the contracts had an expiration date of January 31, 1998, the parties have agreed that the contracts shall continue in effect until new contracts are put in place. The Union cannot strike and Chugach cannot lockout under the continuing agreement.

             Item 7A - Quantitative and Qualitative Disclosures
                              About Market Risk

Chugach is exposed to a variety of risks, including changes in interest rates and changes in commodity prices due to re-pricing mechanisms inherent in gas supply contracts as described on page 10 under the heading "Marathon". In the normal course of its business, Chugach manages its exposure to these risks as described below. Chugach does not engage in trading market risk sensitive instruments for speculative purposes.

Interest rate risk - As of December 31, 1999, except for CoBank 6 and 7, which carry variable interest rates that are periodically re-priced, Chugach's outstanding borrowings were at fixed interest rates with varying maturity dates. The following table provides information regarding cash flows and related weighted average interest rates by expected maturity dates for Chugach's debt obligations (dollars in thousands):

                                                                                                            Fair

                               2000      2001      2002       2003      2004    Thereafter      Total       Value
                               ----      ----      ----       ----      ----    ----------      -----       -----
Long-term debt, including
current portion               $6,372    $6,430   $82,910      $5,907    $6,447  $235,456      $343,522    $354,534


Chugach is exposed to market risk from changes in interest rates. To manage this exposure, Chugach entered into a Treasury rate-lock transaction in anticipation of refinancing the Series A Bonds due 2022 on the call date, March 15, 2002. The agreement specifies that Chugach will receive a payment from the counter-party in February 2002 if the yield on 10 year ($196,000,000 notional amount) or 30 year ($18,700,000 notional amount) Treasury bonds exceeds specified target levels of 5.653% and 5.838%, respectively, as of that date. At December 31, 1999, the fair value of this agreement approximated $13,000,000. A 10 basis point change in the yield would change the fair value of the agreement as follows:

--------------------------------------------------------------------------------
   Notional Amount                                          Change in Fair Value

----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
    $ 18,700,000                                                 $ 213,000
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
   $ 196,000,000                                               $ 1,308,000
----------------------------------- --------------------------------------------



Commodity price risk - As described on page 10 under the heading "Marathon", Chugach's gas contracts provide for adjustments to gas prices based on fluctuations of certain commodity prices and indices. As described on page 23 under the heading "Fuel Surcharge", purchased power costs are passed directly to Chugach's wholesale and retail customers through a fuel surcharge, therefore, fluctuations in the price paid for gas pursuant to long-term gas supply contracts does not normally impact margins. The fuel surcharge mechanism mitigates the commodity price risk related to market fluctuations in the price of purchased power.

            Item 8 - Financial Statements and Supplementary Data

                         December 31, 1999 and 1998





                          Independent Auditors' Report

The Board of Directors
Chugach Electric Association, Inc.:

We have audited the accompanying balance sheets of Chugach Electric Association, Inc. as of December 31, 1999 and 1998, and the related statements of revenues, expenses and patronage capital and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Association's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chugach Electric Association, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

Anchorage, Alaska
February 25, 2000

                                         CHUGACH ELECTRIC ASSOCIATION, INC.
                                                   Balance Sheets
                                             December 31, 1999 and 1998

                           Assets                                            1999                    1998
                           ------                                            ----                    ----
Utility plant (notes 2, 6, 13 and 14):

     Electric plant in service                                          $ 641,627,328            $ 620,216,818

     Construction work in progress                                         47,257,296               30,405,736
                                                                           ----------             ------------
                                                                          688,884,624              650,622,554
     Less accumulated depreciation                                        243,082,832              233,981,397
                                                                          -----------             ------------
                      Net utility plant                                   445,801,792              416,641,157
                                                                          -----------             ------------
Other property and investments, at cost:

     Nonutility property                                                      413,515                    3,550
     Investments in associated organizations
        (note 3)                                                            8,946,861                8,356,364
                                                                            ---------             ------------

                                                                            9,360,376                8,359,914
                                                                            ---------             ------------
Current assets:
     Cash and cash equivalents, including
        Repurchase agreements of $6,574,457 in
        1999 and $4,153,475 in 1998                                         4,110,030                2,312,574


     Cash-restricted construction funds                                       538,404                  177,366
     Special deposits                                                         182,164                  121,164
     Accounts receivable, less provision for
        doubtful accounts of $389,223 in 1999
        and $447,908 in 1998                                               17,911,749               17,243,266

     Materials and supplies                                                17,180,136               15,963,434
     Prepayments                                                              861,947                  917,381
     Other current assets                                                     341,702                  349,030
                                                                           ----------               ----------
                    Total current assets                                   41,126,132               37,084,215
                                                                           ----------              -----------
Deferred charges (notes 9 and 15)                                          22,067,237               19,006,164
                                                                           ----------              -----------
                                                                        $ 518,355,537            $ 481,091,450
                                                                        =============            =============


See accompanying notes to financial statements.

                                         CHUGACH ELECTRIC ASSOCIATION, INC.
                                             Balance Sheets, Continued
                                             December 31, 1999 and 1998


                          Liabilities                                           1999                       1998
                          -----------                                           ----                       ----
Equities and margins (note 11):

     Memberships                                                           $     960,808             $     911,253
     Patronage capital (note 4)                                              117,335,481               109,622,996
     Other (note 5)                                                            4,228,356                 3,489,047
                                                                            ------------              ------------
                                                                             122,524,645               114,023,296
                                                                            ------------              ------------
Long-term obligations, excluding current installments (notes 6, 7 and 11):

     First mortgage bonds payable                                            194,139,000               235,101,000
     National Bank for Cooperatives bonds

      Payable                                                                143,011,295                70,816,699
                                                                           -------------              ------------
                                                                             337,150,295               305,917,699
                                                                            ------------              ------------
Current liabilities:
     Current installments of long-term debt and
        capital leases (notes 6, 7 and 11)                                     6,372,405                 6,088,802

     Accounts payable                                                          9,508,851                 8,838,757
     Consumer deposits                                                         1,059,677                   993,616
     Accrued interest                                                          6,066,114                 6,722,325
     Salaries, wages and benefits                                              4,053,228                 3,755,837
     Fuel                                                                      4,381,304                 5,362,713
     Other                                                                     2,527,798                 1,318,947
                                                                            ------------              ------------
                   Total current liabilities                                  33,969,377                33,080,997
                                                                            ------------              ------------
Deferred credits (note 12)                                                    24,711,220                28,069,458
                                                                            ------------              ------------
                                                                             $518,355,537             $ 481,091,450
                                                                             ============             =============


See accompanying notes to financial statements.

                                         CHUGACH ELECTRIC ASSOCIATION, INC.
                               Statements of Revenues,  Expenses  and  Patronage
                                    Capital Years ended December 31, 1999,  1998
                                                    and 1997

                                                               1999                  1998                 1997
                                                               ----                  ----                 ----
Operating revenues                                        $ 142,644,327        $ 141,825,373       $ 143,947,730
                                                           ------------         ------------        ------------
Operating expenses:
     Production                                              40,301,607           45,261,450           45,879,337
     Purchased power                                          8,581,979            8,462,835           14,033,282
     Transmission                                             3,813,438            2,771,652            3,378,540
     Distribution                                             9,400,618            8,876,890            8,640,443
     Consumer accounts                                        4,387,421            4,177,980            4,955,838
     Sales expense                                            1,227,908            1,125,410                    -
     Administrative, general and other                       22,892,479           17,592,829           15,071,966
     Depreciation                                            19,851,436           22,468,395           21,111,584
                                                           ------------         ------------         ------------
             Total operating expenses                       110,456,886          110,737,441          113,070,990
                                                           ------------         ------------         ------------
Interest:
     On long-term debt                                       24,137,593           25,159,660           24,942,281
     Charged to construction - credit                        (1,000,246)            (821,137)            (629,764)
     On short-term debt                                         998,034              130,146              771,844
                                                          -------------        -------------         ------------
             Net interest                                    24,135,381           24,468,669           25,084,361
                                                           ------------         ------------         ------------
             Net operating margins                            8,052,060            6,619,263            5,792,379
Nonoperating margins:
     Interest income                                            592,208              711,155              632,191
     Other                                                    1,003,029            1,050,899              520,414
     Property gain (loss)                                        20,137              349,087              609,413
                                                            -----------         ------------         ------------
            Assignable margins                                9,667,434            8,730,404            7,554,397
Patronage capital at beginning of year                      109,622,996          104,800,092          100,685,517
Retirement of capital credits and
   estate payments (note 4)                                   (1,954,949)         (3,907,500)          (3,439,822)
                                                              -----------       ------------         ------------

Patronage capital at end of year                             $117,335,481         $109,622,996         $104,800,092
                                                             ============         ============         ============

See accompanying notes to financial statements.

                                         CHUGACH ELECTRIC ASSOCIATION, INC.
                                             Statements of Cash Flows
                                    Years ended December 31, 1999, 1998 and 1997

                                                                      1999             1998              1997
                                                                      ----             ----              ----
Cash flows from operating activities:

     Assignable margins                                               $9,667,434       $8,730,404        $7,554,397
Adjustments to reconcile assignable margins to net cash
provided by operating activities:
     Depreciation and amortization                                    23,563,805       24,605,760        23,532,263
     Capitalized interest                                            (1,151,720)      (1,081,394)         (799,999)
     Property (gains) losses and obsolete inventory write-off                242        (349,087)         (609,413)
     Other                                                                 (221)           60,734         (241,317)
     Changes in assets and liabilities:
       (Increase) decrease in assets:
          Special deposits                                              (61,000)           30,540          (62,471)
          Accounts receivable                                          (668,483)        6,755,872       (8,629,254)
          Prepayments                                                     55,434        (359,010)           135,886
          Materials and supplies, net                                (1,216,702)        (344,349)           568,507
          Deferred charges                                          (14,179,418)      (7,898,240)       (2,299,547)
          Other assets                                                     7,328         (43,615)          (11,035)
       Increase (decrease) in liabilities:
          Accounts payable                                               670,093        1,800,524         1,860,074
          Accrued interest                                             (656,211)        (182,010)         (172,052)
          Deferred credits                                           (2,973,944)      (1,829,112)         (755,366)
          Consumer deposits, net                                          66,061         (44,625)          (28,665)
          Other liabilities                                              524,833      (3,129,329)       (1,076,365)
                                                                    ------------      -----------       -----------
               Total adjustments                                       3,980,097       17,992,659        11,411,246
                                                                     -----------       ----------        ----------
               Net cash provided by operating activities              13,647,531       26,723,063        18,965,643
                                                                      ----------       ----------        ----------
Cash flows from investing activities:

     Extension and replacement of plant                             (40,864,582)     (19,447,902)      (17,487,859)
    (Increase) decrease in investments in associated                   (590,276)        (552,827)            24,235
                                                                  --------------   --------------   ---------------
    organizations

               Net cash (used) in investing activities              (41,454,858)     (20,000,729)      (17,463,624)
                                                                    ------------     ------------      ------------
Cash flows from financing activities:

     Transfer of restricted construction funds                         (361,038)          187,412         1,006,608
     Net decrease in notes payable                                             0                0       (2,750,000)
     Proceeds from long-term debt                                     72,500,000                0        15,000,000
     Repayments of long-term debt                                   (40,983,801)      (5,913,512)      (10,957,586)
     Memberships and donations received                                  788,865           80,695           527,179
     Retirement of patronage capital                                 (1,954,949)      (3,907,500)       (3,439,822)
     Net refunds of consumer advances for construction                 (384,294)         (81,384)       (1,083,688)
                                                                     -----------    -------------       -----------
               Net cash used by financing activities                  29,604,783      (9,634,289)       (1,697,309)
                                                                      ----------      -----------       -----------
               Net increase in cash and cash equivalents               1,797,456      (2,911,955)         (195,290)
Cash and cash equivalents at beginning of year                       $ 2,312,574      $ 5,224,529       $ 5,419,819
----------------------------------------------                       -----------      -----------       -----------
Cash and cash equivalents at end of year                             $ 4,110,030      $ 2,312,574        $5,224,529
----------------------------------------                             ===========      ===========        ==========

Supplemental disclosure of cash flow information - interest
expense paid, net of amounts capitalized                              24,791,592       24,650,680        25,256,413
                                                                      ==========       ==========        ==========

See accompanying notes to financial statements.

                     CHUGACH ELECTRIC ASSOCIATION, INC.

                        Notes to Financial Statements

                         December 31, 1999 and 1998

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

       The Association operates on a not-for-profit basis and, accordingly, seeks only to generate revenues sufficient to pay operating and maintenance costs, the cost of purchased power, capital expenditures, depreciation, and principal and interest on all indebtedness and to provide for reasonable margins and reserves. The Association is subject to the regulatory authority of the Regulatory Commission of Alaska (RCA), (formerly the Alaska Public Utilities Commission (APUC)).

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

       Reclassifications

       Certain reclassifications have been made to the 1997 and 1998 financial statements to conform to the 1999 presentation.

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

       Operating Revenues

       Operating revenues are based on billing rates authorized by the RCA which are applied to customers' usage of electricity. Included in operating revenue are billings rendered to customers adjusted for differences in meter read dates from year to year. The Association's tariffs include provisions for the flow through of gas cost increases pursuant to existing gas supply contracts.

                         CHUGACH ELECTRIC ASSOCIATION, INC.

                           Notes to Financial Statements

        In August 1996, the Board of Directors approved a petition to the APUC to withdraw from the Simplified Rate Filing (SRF) process. This petition was submitted to the APUC as part of Docket U-96-37, which was opened to resolve rate disputes with two of Chugach's wholesale customers
      (AEG&T/MEA/Homer). Interim-refundable rates for AEG&T/MEA/Homer were ordered pending resolution of the docket. In February 1997, the APUC approved a Settlement Agreement between Chugach and AEG&T/MEA/Homer resolving issues in the docket and establishing permanent rates. As part of the APUC order, the Association was required to file Cost of Service and Revenue Requirement Studies. These studies were filed in March 1997. The APUC approved Chugach's withdrawal from SRF in July 1998. Rate changes will be applied for through general rate case and other normal APUC procedures. At December 31, 1999, Docket U-96-37 had not been closed. A provision for a wholesale rate refund of $2,553,047 to AEG&T/MEA/Homer was recorded at December 31, 1999 to accommodate certain rate adjustment clauses contained in the Settlement Agreement.

       In 1998 a new power sales agreement was negotiated between Chugach and Seward. The new contract was filed with the APUC and approved on an interim-refundable basis effective September 11, 1998 by an order dated October 12, 1998. The APUC specifically postponed a decision on whether to allow the reduced rates under the contract to be effective as of March 1, 1998 as the parties had agreed in the contract. In a subsequent order issued June 14, 1999 the RCA made the interim refundable rates permanent effective September 11, 1998 and did not allow the request to make the rates effective March 1, 1998.

       In October 1998 Marathon Oil Company, one of Chugach's natural gas suppliers, notified Chugach that it had reached a settlement with the State of Alaska regarding additional excise and royalty taxes for the period 1989 through 1998. In accordance with the purchase contract, Chugach would be responsible for these additional taxes. The RCA approved Chugach's plan to recover this over 12 months through the Fuel Surcharge mechanism except for the retail portion in the amount of $436,778 that was written-off at December 31, 1998. Recovery of this expense began in rates on April 1, 1999. Despite RCA approval and subsequent re-confirmation by the RCA, MEA has refused to pay the portion of its monthly bill it considers to be recovery of the Marathon tax.

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

       Depreciation and Amortization

       Depreciation and amortization rates have been applied on a straight-line basis and at December 31, 1999 are as follows:

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

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                         Notes to Financial Statements

       Capitalized Interest

       Allowance for funds used during construction and interest charged to construction - credit are the estimated costs during the period of construction of equity and borrowed funds used for construction purposes. The Association capitalized such funds at the average rate (adjusted monthly) of 7.4% during 1999 and 8.3% during 1998 and 1997.

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

        Financial Instruments and Hedging

        The Association uses interest rate swap and forward rate lock agreements to manage interest costs and the risk associated with changing interest rates. As interest rates change, the differential paid or received is recognized in interest expense of the period.

                        CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements

       Environmental Remediation Costs

       The Association accrues for losses associated with environmental remediation obligations when such losses are probable and can be reasonably estimated. Such accruals are adjusted as further information develops or circumstances change. Estimates of future costs for environmental remediation obligations are not discounted to their present value.

2)     Utility Plant Summary

       Major classes of electric plant as of December 31 are as follows:


                                                                               1999                      1998
                                                                               ----                      ----
         Electric plant in service:
         Steam production plant                                             $60,392,869                $60,392,869
         Hydraulic production plant                                           8,798,695                  8,798,695
         Other production plant                                             104,925,446                109,153,064
         Transmission plant                                                 211,881,174                191,960,788
         Distribution plant                                                 162,365,836                156,976,983
         General plant                                                       47,704,821                 44,782,572
         Unclassified electric plant in service                              38,834,298                 41,598,712
         Equipment under capital lease                                           56,323                     56,323
         Other                                                                6,667,866                  6,496,812
                                                                          -------------              -------------
         Total electric plant in service                                    641,627,328                620,216,818
         Construction work in progress                                       47,257,296                 30,405,736
                                                                           ------------               ------------
         Total electric plant in service
         and construction work in progress                                 $688,884,624                $650,622,554
                                                                           ============                ============

       Depreciation of unclassified  electric plant in service has been included
       in  functional  plant  depreciation   accounts  in  accordance  with  the
       anticipated eventual classification of the plant investment.

                        CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements

(3)    Investments in Associated Organizations

       Investments in associated organizations include the following at December 31:


                                                                                 1999                    1998
                                                                                 ----                    ----
      National Rural Utilities Cooperative Finance

        Corporation (NRUCFC)                                                   $ 6,095,980           $ 6,095,980
      National Bank for Cooperatives (CoBank)                                    2,708,200             2,117,924
      NRUCFC capital term certificates                                              32,300                32,300
      Other                                                                        110,381               110,160
                                                                                 ---------             ---------
                                                                                $8,946,861             $8,356,364
                                                                                ==========             ==========

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

(4)    Patronage Capital

        The Association has approved an Equity Management Plan which established in general, a ten-year (for wholesale customers) and twenty-year (for retail customers) capital credit retirement of patronage capital, based on the members' proportionate contribution to Association assignable margins. At December 31, 1999, out of the total of $117,335,481 patronage capital, the Association had assigned $108,605,077 of such patronage capital (net of capital credit retirements). Approval of actual capital credit retirements is at the discretion of the Association's Board of Directors. In December 1997, the Board of Directors authorized the retirement of $1,859,730 of retail capital credits representing the remaining 1983 patronage capital. The Board of Directors also authorized the retirement of 1987 wholesale capital credits in the amount of $1,205,510 in December 1997. A special wholesale capital credit retirement of $88,818, representing wholesale margins from 1985, was authorized in December 1997.

        In December 1998 the Board of Directors authorized the retirement of $2,208,997 of retail capital credits representing the balance of 1984 retail distribution patronage. The Board also authorized the retirement of $1,533,287 of wholesale patronage for 1988.

                        CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements

       In November 1999 the Board of Directors authorized the retirement of $1,766,000 of retail patronage for 1984.

       Following  is  a  five-year   summary  of   anticipated   capital  credit
retirements:

        Year ending                             Wholesale                     Retail                       Total
        -----------                             ---------                     ------                       -----
           2000                                         -                    3,750,000                   3,750,000
           2001                                         -                    4,004,000                   4,004,000
           2002                                         -                    9,499,000                   9,449,000
           2003                                         -                    5,399,000                   5,399,000
           2004                                  1,359,000                   5,383,000                   6,742,000


(5)    Other Equities

       A summary of other equities at December 31 follows:

                                                                                 1999                        1998
                                                                                 ----                        ----
          Nonoperating margins, prior to 1967                              $     23,625               $      23,625
          Donated capital                                                       183,907                     184,581
          Unredeemed capital credit retirement                                4,020,824                   3,280,841
                                                                             ----------                  ----------
                                                                              $4,228,356                 $3,489,047
                                                                              ==========                 ==========












                        CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements

(6)    Long-term Obligations

       Long-term obligations at December 31 are as follows:

                                                                                 1999                     1998
                                                                                 ----                     ----
      First mortgage  bonds of 8.08% maturing in
        2002 and 9.14% maturing in 2022 with interest
        payable semiannually March 15 and September 15:

                   8.08%                                                   $  17,396,000             $  23,205,000
                   9.14%                                                     182,810,000               217,705,000
      CoBank 8.95% bond maturing in 2002,
        with interest payable monthly and
        principal due semi-annually                                              816,700                 1,096,501
      CoBank 7.76% bond maturing in 2005,
        with interest payable monthly                                         10,000,000                10,000,000
      CoBank 5.60% bonds maturing 2022, with
        interest payable monthly                                              45,000,000                45,000,000
      CoBank 5.60% bonds maturing in 2002,
        2007 and 2012 with interest payable
        monthly                                                               15,000,000                15,000,000
      CoBank 6.88% bonds maturing in 2002,
        with interest payable monthly                                         42,500,000                         0
      CoBank 6.85% bonds maturing in 2002,
        with interest payable monthly                                         30,000,000                         0
                                                                            -------------            -------------

            Total long-term obligations                                      343,522,700               312,006,501
      Less current installments                                                6,372,405                 6,088,802
                                                                           -------------             -------------
            Long-term obligations, excluding
              Current installments                                           $337,150,295             $305,917,699
                                                                             ============             ============


       Substantially all assets are pledged as collateral for the long-term obligations.

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                         Notes to Financial Statements

       Maturities of Long-term Obligations

       Long-term obligations at December 31, 1999 mature as follows:

Year ending   Sinking Fund Requirements  Principal maturities       Total

December 31
                First mortgage CoBank

                 bonds mortgage bonds

2000                 6,067,000                305,405              6,372,405
2001                 6,097,000                333,350              6,430,350
2002                 5,232,000             77,677,944             82,909,944
2003                 5,041,000                865,821              5,906,821
2004                 5,502,000                945,000              6,447,000
Thereafter         172,267,000             63,189,180            235,456,180
                  ------------             ----------            -----------
                  $200,206,000           $143,316,700           $343,522,700
                  ============           ============           ============

       Lines of Credit

       The Association had an annual line of credit of $35,000,000 in 1999 and 1998 available with CoBank. The CoBank line of credit expires August 1, 2000 but carries an annual automatic renewal clause. At December 31, 1999 and 1998, there was no outstanding balance on this line of credit. In addition, the Association had an annual line of credit of $50,000,000 available at December 31, 1999 and 1998 with NRUCFC. At December 31, 1999 and 1998 there was no outstanding balance on this line of credit. The NRUCFC line of credit expires October 14, 2002.

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

       In February 1999, Chugach reaquired $9,895,000 of the Series A 2022 Bonds at a premium of 116.75. Total transaction cost, including accrued interest and premium, was $11,974,467.

       In March 2000, Chugach reaquired $8,500,000 of the Series A 2022 Bonds at a premium of 104.00. Total transaction cost, including accrued interest and premium, was $9,215,502.

        On March 17, 1999, Chugach entered into a Treasury rate-lock transaction with Lehman Brothers Financial Products Inc. (Lehman Brothers) for the purpose of taking advantage of favorable market interest rates in anticipation of refinancing Chugach's Series A Bonds due 2022 on their call date (March 15, 2002). As of December 31, 1999, the aggregate principal amount of Series A Bonds due 2022 was $182,810,000. Under the treasury rate-lock contract, Chugach will receive a lump-sum payment from Lehman Brothers on March 15, 2002, if the yield on 10- or 30-year Treasury bonds as of mid-February 2002, exceeds a specified target level (5.653% and 5.838%, respectively). Conversely, Chugach will on the same date be required to make a payment to Lehman Brothers if the yield on the 10- or 30-year Treasury bonds falls below its stated target yield. The fair value of the treasury rate lock agreement at December 31, 1999 approximated $13,000,000.

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements

 (7)   Fair Value of Financial Instruments

       The estimated fair values (in thousands) of the long-term obligations included in the financial statements at December 31 are as follows:



                                    1999                          1998
                                    ----                          ----
                                  Carrying     Fair     Carrying          Fair
                                    Value      Value      Value           Value

Long-term obligations

(including current installments)  $343,523   $354,534   $312,007        $349,353


       Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.

(8)    Employee Benefits

       Pension benefits for substantially all employees are provided through the Alaska Electrical Trust and Alaska Hotel, Restaurant and Camp Employees Health and Welfare Trust Funds (union employees) and the National Rural Electric Cooperative Association (NRECA) Retirement and Security Program (nonunion employees). The Association makes annual contributions to the plans equal to the amounts accrued for pension expense. For the union plans, the Association pays a contractual hourly amount per union employee which is based on total plan costs for all employees of all employers participating in the plan. In these master, multiple-employer plans, the accumulated benefits and plan assets are not determined or allocated separately to the individual employer. Pension costs for union plans were approximately $1,832,000 in 1999, $1,805,000 in 1998 and
       $1,810,000 in 1997. For several years, NRECA did not require contributions to the plan; consequently, no pension cost was incurred. In 1996 a moratorium was in effect from January through September. In 1997 approximately $601,000 was contributed to the NRECA plan. In 1998 approximately $813,000 was contributed to the NRECA plan for the full year. In 1999 approximately $868,000 was contributed to the NRECA plan for the full year.

                        CHUGACH ELECTRIC ASSOCIATION, INC.
                          Notes to Financial Statements

 (9)   Deferred Charges

       Deferred charges consisted of the following at December 31:

                                                 1999                    1998
                                                 ----                    ----
  Debt issuance and reacquisition costs    $  6,196,555           $  3,838,237
  Refurbishment of transmission equipment       262,346                271,605
  Computer software and conversion           12,186,272             11,104,406
  Studies                                     1,880,734              2,253,165
  Business venture studies                      273,660                 72,961
  Fuel supply negotiations                      369,609                392,325
  Major overhaul of steam generating unit       427,305                632,411
  Environmental matters and other (note 1       470,756                441,054
                                               ----------             ----------
                                            $22,067,237            $19,006,164

(10)   Income Taxes

       The Association is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code, except for unrelated business income. For the years ending December 31, 1999, 1998 and 1997 the Association received no unrelated business income.

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

                        CHUGACH ELECTRIC ASSOCIATION, INC.
                          Notes to Financial Statements

(12)   Deferred Credits

       Deferred credits at December 31 consisted of the following:

                                                1999                      1998
                                                ----                      ----
Regulatory liability - unamortized gain on
reacquired debt                           $ 21,271,412              $ 25,796,171
Refundable consumer advances for
Construction                                 2,123,913                 1,739,618
Estimated initial installation costs for
Transformers and meters                        272,554                   277,969
Post retirement benefit obligation             286,200                   255,700
New business venture                            46,185                         0
Other                                          710,956                         0
                                         -------------        ------------------
                                            $24,711,220              $28,069,458
                                            ===========              ===========

       In conjunction with the refinancing described in note 6, the Association recognized a gain of approximately $45,000,000. The APUC permitted the Association to flow through the gain to consumers in the form of reduced rates over a period equal to the life of the bonds using the effective interest method; consequently, the gain has been deferred for financial reporting purposes as required by SFAS 71. Approximately $1,215,000 of the deferred gain was amortized in 1999. Approximately $1,700,000 of the deferred gain was amortized annually in 1998 and 1997.

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

                        CHUGACH ELECTRIC ASSOCIATION, INC.
                          Notes to Financial Statements

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

        On April 6, 1999, AEA issued $59,485,000 of Power Revenue Refunding Bonds, Third Series, for the purpose of refunding $59,110,000 of the First Series Bonds. The refunded First Series Bonds were called on July 1, 1999. The refunding resulted in aggregate debt service payments over the next nineteen years in a total amount approximately $9,500,000 less than the debt service payments which would be due on the refunded bonds. There was an economic gain of approximately $5,900,000. Economic gain is calculated as the net difference between the present value of the old debt service requirements and the present value of the new debt service requirements, discounted at the effective interest rate and adjusted for additional cash paid.

       On April 13, 1999,  AEA issued  $30,640,000  of Power  Revenue  Refunding
        Bonds, Fifth Series, for the purpose of refunding $28,910,000 of the First Series Bonds. The refunded First Series Bonds were called on July 1, 1999. The refunding resulted in aggregate debt service payments over the next twenty-three years in a total amount approximately $4,400,000 less than the debt service payments which would be due on the refunded bonds. There was an economic gain of approximately $2,900,000. The Association's share of these savings will be approximately $546,000.

       The following represents information with respect to Bradley Lake at June 30, 1999 (the most recent date for which information is available). The Association's share of expenses were $3,902,737 in 1999, $4,112,292 in 1998 and $3,981,624 in 1997 and are included in purchased power in the accompanying financial statements.

       Other   electric   plant  in  service  of   $6,667,866   represents   the
       Association's share of a Bradley Lake transmission line financed internally and the Association's share of the Eklutna Hydroelectric Project, purchased in 1997.

                                             Total           Proportionate Share

          Plant in service              $  306,872,387             $  93,289,206
          Accumulated depreciation        (53,593,915)              (16,292,550)
          Interest expense                  10,538,354                 3,203,660


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

       Other electric plant in service includes $1,956,954 representing the Association's share of the Eklutna Hydroelectric Plant. This balance will be amortized over the estimated life of the facility. During the transition phase and after the transfer of ownership, Chugach, MEA and AML&P have jointly operated the facility. Each participant contributes their proportionate share for operations and maintenance costs. Under net billing arrangements, Chugach then reimburses MEA for their share of the costs. Prior to the transfer of ownership, these costs were recorded as purchased power expenses; after the transfer these costs were recorded as power production expenses. In 1999, the Association charged $246,080 to various expense categories representing Chugach's share of Eklutna operations.

(15)   Commitments and Contingencies
       Construction

       The  Association  is  engaged  in  a  continuous   construction  program.
       Management estimates that approximately $32,000,000 will be spent on the construction program in 2000.

       Contingencies

       The Association is a participant in various legal actions, claims and unasserted claims, both for and against its interests. Management believes that the outcome of any such matters will not materially impact the Association's financial condition, results of operations or liquidity.

       Standard Steel Salvage Yard Site

        A cost recovery action was filed in Federal District Court on December 27, 1991 by the United States against the Association and six other Potentially Responsible Parties seeking reimbursement of removal and response action costs incurred by the United States Environmental Protection Agency ("EPA") at the Standard Steel and Metals Salvage Yard Superfund Site in Anchorage, Alaska. The site work and reporting required to complete the remedial action have been done. Although the total oversight costs of EPA and other federal agencies is not yet known, Chugach has prefunded these costs and believes that sufficient funds remain in the account to pay these costs and the on-going future site

                        CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements

       monitoring costs. Chugach's total costs for the site not reimbursed by its insurers will not exceed $500,000. Management believes that this amount is fully recoverable in rates and therefore would have no impact on Chugach's financial condition or results of operations.

       Unsolicited Acquisition Proposal by Matanuska Electric Association, Inc.

       In October 1998, Matanuska Electric Association (MEA), Chugach's largest wholesale customer, presented to the Board of Directors of Chugach (the Board) an unsolicited proposal (the MEA Proposal) to acquire substantially all of Chugach's assets in exchange for the assumption of Chugach's liabilities. After evaluating information provided by MEA and analyses of the MEA Proposal presented by Chugach's staff and independent financial advisors, on November 12, 1998 the Board rejected the MEA
       Proposal. Subsequently, MEA gathered a sufficient number of signatures from Chugach's members to force a special meeting of Chugach's members for the purpose of considering the MEA Proposal. Under the Alaska
       Electric & Telephone Cooperative Act (AETCA), a special meeting may be called by 10% of Chugach's members. Chugach held the special meeting to consider the MEA Proposal on November 18, 1999. Of the 14,492 ballots received and validated, 13,156 were cast against the MEA proposal and 1,336 (9.2%) were cast in favor. The proposal therefore fell far short of the approximately 27,500 members (including at least 2/3 of the members actually voting) that would have had to vote in favor of the MEA Proposal in order for the members to register their approval under Chugach's bylaws and the AETCA.

       Year 2000 Conversion

       Chugach has recognized the need to investigate, test and remediate if necessary the critical systems and equipment under its control which could cause power and business disruptions in conjunction with what are collectively called "Year 2000" dates. Chugach completed Year 2000 conversion and remediation efforts. No adverse impacts to service were experienced at year end.

       Regulatory Cost Charge

        In 1992 the State of Alaska Legislature passed legislation authorizing the Department of Revenue to collect a regulatory cost charge from utilities in order to fund the APUC. The tax is assessed on all retail consumers and is based on kilowatt hour (kWh) consumption. The Regulatory Cost Charge has decreased since its inception (November 1992) from an initial rate of $.000626 per kWh to the current rate of $.000309, effective October 1, 1999.

                        CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements

(16)  Segment Reporting

         During 1998, Chugach adopted the Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes standards for reporting information about a company's operating segments. The Association had divided its operations into two reportable segments: Energy and Internet service. The energy segment derives its revenues from sales of electricity to residential, commercial and wholesale customers, while the Internet segment derives its revenues from provision of residential and commercial internet services and products. The reporting segments follow the same accounting policies used for the Association's financial statements and described in the summary of significant accounting policies. Management evaluates a segment's performance based upon profit or loss from operations. Jointly used assets are allocated by percentage of reportable segment usage and centrally incurred costs are allocated using factors developed by the Association, which are patterned upon usage. The Internet segment began operations during 1998, the results of which are immaterial to the financial statements. The following is a tabulation of business segment information for the year ended December 31, 1999:

                  Operating Revenues

                  Internet                                               374,296
                  Energy                                             142,270,031
                                                                     -----------
                    Total operating revenues                         142,644,327
                                                                     ===========
                  Assignable Margins

                  Internet                                            -1,293,388
                  Energy                                              10,960,822
                                                                    ------------
                    Total assignable margins                           9,667,434
                                                                   =============
                  Assets

                  Internet                                               564,477
                  Energy                                             517,791,060
                                                                     -----------
                    Total assets                                     518,355,537
                                                                     ===========
                  Capital Expenditures

                  Internet                                               508,082
                  Energy                                              36,756,005
                                                                    ------------
                    Total capital expenditures                        39,264,087
                                                                    ============







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

          Item 10 - Directors and Executive Officers of the Registrant

MANAGEMENT

Executives

Chugach operates under the direction of a Board of Directors that is elected at large by its membership. Day-to-day business and affairs are administered by the General Manager. Chugach's seven-member Board of Directors sets policy and provides direction to the General Manager. The following table sets forth certain information with respect to the executive management of Chugach:

Name                             Age      Position held
----                             ---      -------------
Eugene N. Bjornstad              62       General Manager
Lee D. Thibert                   44       Executive Manager, Transmission & Distribution Network Services
Evan J. Griffith, Jr.            58       Executive Manager, Finance & Energy Supply
William R. Stewart               53       Executive Manager, Retail Services

Eugene N. Bjornstad was appointed General Manager of Chugach June 22, 1994. Prior to that he served as Acting General Manager from March 28, 1994, until his permanent appointment. He joined Chugach in 1983 and served as Executive Manager, Operating Divisions from 1988 to 1994.

Lee D. Thibert, in a reorganization on June 1, 1997, was appointed Executive Manager, Transmission & Distribution Network Services. Prior to that he was Executive Manager, Operating Divisions from June of 1994. Before moving up to the Executive Manager position, he served as Director of Operations from June 1987.

Evan J. Griffith, Jr. was Executive Manager, Finance & Planning of Chugach from August 1989 to June 1997. In the June 1, 1997 reorganization he assumed the position of Executive Manager, Finance and Energy Supply. Prior to coming to Chugach, he was Budget/Program Analyst for the Anchorage Municipal Assembly from August 1984 to August 1989.

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

Board of Directors

Christopher Birch - President. Chris Birch, 49, is a professional engineer employed by the Alaska Department of Transportation and Public Facilities. He was appointed to the Board to fill a vacated seat in October 1996 and was elected to that seat in April 1997. He served as Secretary from April 1997 to April 1998. He became President in April 1999.

Pat Jasper - Vice President. Pat Jasper, 70, is a small business owner and has been a computer programmer and systems analyst. She was originally elected to the Board in April 1995 to fill a one-year term, and served as Secretary to April 1996. She was re-elected in April 1996 and served as Vice President until April 1997 when she became President. In April 1999, she relinquished the President position to be Vice President again.

Bruce Davison - Secretary. Bruce Davison, 51, was appointed to the Association's Board of Directors in June of 1997. Prior to his appointment, Mr. Davison served two years on the Chugach Electric Association Bylaws Committee.
Mr. Davison is a 25-year Alaska resident and a partner in the law firm of Davison & Davison, Inc. He became Secretary in April 1998.

Mary Minder - Treasurer. Mary Minder, 60, was elected to the Board in April 1995 and served as Treasurer until April 1996 when she became Secretary. In April 1997, she was again elected Treasurer and serves in that same capacity today. Ms. Minder is a realtor and associate real estate broker.

Elizabeth Page "Pat" Kennedy - Director. Pat Kennedy, 61, was President of Chugach from April 1994 to April 1995. Ms. Kennedy has served on the board since 1993 and was Secretary from April 1993 to April 1994. She is an attorney who has been licensed to practice law since 1976 and has been in private practice since 1990.

Raymond A. "Ray" Kreig - Director. Ray Kreig, 53, is president of R.A. Kreig & Associates, a consulting firm specializing in land and site assessment. He is a professional civil engineer and geologist. Mr. Kreig was elected to the board in April 1994 and was President from April 1995 to April 1997.

H.A. "Red" Boucher - Director. Red Boucher, 70, owns a consulting firm, is president of another telecommunication firm and hosts a weekly statewide TV show. He has held many elected offices including Lieutenant Governor of Alaska. He was elected to the board in April 1999.


                     Item 11 - Executive Compensation

CASH COMPENSATION

The following table sets forth all remuneration paid by Chugach for the calendar years ended December 31, 1999, 1998 and 1997 with respect to each of the four executive officers of Chugach, all of whose total cash and cash equivalent compensation exceeded $100,000, and for all such executive officers as a group:

            Name                            Principal Position                     Year                Salary
            ----                            ------------------                     ----                ------
Eugene N. Bjornstad              General Manager                                   1999               $204,948
                                                                                   1998                200,423
                                                                                   1997                164,482
Lee D. Thibert                   Executive Manager, Transmission
                                 & Distribution Network Services                   1999                136,147
                                                                                   1998                125,880
                                                                                   1997                125,626
Evan J. Griffith, Jr.            Executive Manager, Finance &
                                 Energy Supply                                     1999                147,897
                                                                                   1998                134,934
                                                                                   1997                126,866
William R. Stewart               Executive Manager, Retail Services                1999                150,133
                                                                                   1998                143,943
                                                                                   1997                142,213


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

Benefit service as of December 31, 1999 taken into account under the Plan for the executive officers is shown below. Base salary for 1999 taken into account under the Plan for purposes of determining final average salary is also included.

            Name                         Principal Position             Benefit Service            Covered
                                                                                                 Compensation

Eugene N. Bjornstad              General Manager                             15.7                  $ 156,021
Lee D. Thibert                   Executive Manager, T&D Network              11.7                    122,242
                                 Services

Evan J. Griffith, Jr.            Executive Manager, Finance &                 9.4                    123,968
                                 Energy Supply
William R. Stewart               Executive Manager, Retail Services          29.9                    123,968

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

Since 1994, the General Manager has had an Employment Agreement with the Chugach Board of Directors. The Operations committee of the Board of Directors appraises annually the performance of the General Manager and makes a written report to the Board prior to April 24 of each year. The General Manager's performance for 1999 will be determined based on the criteria outlined in the Employment Agreement between Chugach and Eugene N. Bjornstad dated July 6, 1994 and amended February 25, 1998 (filed as Exhibit 10.60.1 in the March 31, 1998 Form 10-Q).

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

               Item 13 - Certain Relationships and Related Transactions

                                  Not Applicable

                                      PART IV

   Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                           Page

Financial Statements

Included in Part IV of this Report:

       Independent Auditors' Report                                           36
       Balance Sheets, December 31, 1999 and 1998                          37-38
       Statements of Revenues, Expenses and Patronage Capital,
          Years ended December 31, 1999, 1998 and 1997                        39
       Statements of Cash Flows,
           Years ended December 31, 1999, 1998 and 1997                       40
       Notes to Financial Statements                                       41-58

Financial Statement Schedules

       Included in Part IV of this Report:

       Independent Auditors' Report                                           66
       Schedule II - Valuation and Qualifying Accounts,
          Years ended December 31, 1999, 1998 and 1997                        67


Other schedules are omitted as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

                          Independent Auditors' Report

The Board of Directors
Chugach Electric Association, Inc.:


Under the date of February 25, 2000, we reported on the balance sheets of Chugach Electric Association, Inc. as of December 31, 1999 and 1998 and the related statements of revenues, expenses and patronage capital and cash flows for each of the years in the three-year period ended December 31, 1999 which are included in Part II of the Company's Annual Report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule listed in the index to Item 14 of the Company's 1999 Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Anchorage, Alaska
February 25, 2000

                                   Schedule II

                        CHUGACH ELECTRIC ASSOCIATION, INC.

                        Valuation and Qualifying Accounts

                                                 Balance at           Charged                           Balance
                                                  beginning          To costs                           at end
                                                   of year         And expenses       Deductions        of year
                                                   -------         -------------      ----------        -------
Allowance for doubtful accounts:
     Activity for year ended:
        December 31, 1999                          $(447,908)          $(733,494)         $792,179      $(389,223)
        December 31, 1998                           (368,029)          $(697,181)         $617,302      $(447,908)
        December 31, 1997                           (367,085)           (618,379)          617,435       (368,029)


EXHIBITS

Listed below are the exhibits which are filed as part of this Report:

       Exhibit                                             Description                                                Page
                                                           -----------                                                ----
       Number

  *********3.1           Articles of Incorporation of the Registrant (as amended
                           April 29, 1999)
   ******3.2               Bylaws of the Registrant (as amended April 30, 1998)
        *4.1               Trust Indenture, dated as of September 15, 1991,
                           Between the Registrant and Security Pacific
                           Bank Washington, N.A., Trustee (Including forms
                           of bonds)
        *4.2               First Supplemental Indenture of Trust by and among
                           Chugach Electric Association, Inc. and Seattle-
                           First National Bank dated March 17, 1993
        *4.3               Second Supplemental Indenture of Trust by and among
                           Chugach Electric Association, Inc. and Seattle-
                           First National Bank dated May 19, 1994
        *4.4               Third Supplemental Indenture of Trust by and among
                           Chugach Electric Association, Inc. and Seattle-
                           First National Bank dated June 29, 1994
      *4.4.1                      Closing  Documents  dated  November  30, 1994,
                                  First Mortgage Bond, CoBank Series (CoBank-1),
                                  Due  March  15,  2002  pursuant  to the  Third
                                  Supple- mental

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

       Exhibit

       number                                              Description                                         Page

   ****4.4.5                 Closing documents dated November 26, 1997 First
                                  Mortgage Bond, CoBank Series (CoBank-5), Due
                                June 15, 2012 pursuant to the Third Supplemental
                                  Indenture of Trust

*********4.4.6                   Closing  documents  dated  March 30, 1999 First
                                 Mortgage Bond,  CoBank Series  (CoBank-6),  Due
                                 March   15,   2002   pursuant   to  the   Third
                                 Supplemental Indenture of Trust

         4.4.7             Closing documents dated December 20, 1999 First Mortgage Bond, CoBank
                                 Series (CoBank-7), Due March 15, 2002 pursuant to the Third                   82
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

       Exhibit                                             Description                                         Page
                                                           -----------                                         ----
       number

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

       Exhibit                                             Description                                         Page
                                                           -----------                                         ----
       number

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

        *10.33.2             Eklutna Purchase Agreement Amendment No. 2
                                  effective June 14, 1993 between Chugach, MEA,
                                  AML&P and the Alaska Power Administration





       Exhibit                                             Description                                         Page
                                                           -----------                                         ----
       number

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
                                  Administration dated October 13, 1979


        Exhibit

        number                                           Description                                           Page
        ------                                           -----------                                           ----
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

       ***10.63              National Bank for Cooperatives (CoBank) Credit
                                  Agreement dated June 22, 1994

       ***10.63.1            Amendment No. 1 to National Bank for
                                 Cooperatives (CoBank) Credit Agreement dated

                                 June 1, 1997
      ****10.64              Eklutna Hydroelectric Project Closing Documents
                                 dated October 2, 1997

      ****10.65              Fifty Million Dollar Line of Credit Agreement
                                 between Chugach and the National Rural Utilities
                                 Cooperative Finance Corporation executed

                                 October 22, 1997
        Exhibit

        Number                                           Description                                           Page

      ********10.66          Contract of Sale PC25TM Model C Fuel Cell Power
                                  Plants between ONSI Corporation ("Seller") and
                                  Chugach Electric Association, Inc. ("Buyer")

                                  dated April 24, 1998
      ********10.67          International Swap Dealers Association, Inc. (ISDA)
                                  Master Agreement dated as of March 17, 1999
                                  between Lehman Brothers Financial Products
                                  Inc. and Chugach Electric Association, Inc.
*********10.68               Confirmation for U.S. dollar Treasury rate-lock transaction to be subject to 1992 Master Agreement, dated March 17, 1999, between
                                 Lehman Brothers Financial Products Inc. and Chugach Electric
                                 Association, Inc.
**********10.70              Nikiski Corporation Plant System Use and Dispatch Agreement between
                                 Chugach Electric Association, Inc. and Alaska Electric Generation
                                 and Transmission Cooperative, Inc.
**********10.71              Agreement for the Sale and Purchase of Electric Power and Energy
                                 between Chugach Electric Association, Inc. and the City of Seward
**********10.72              Amendment No. 2 to Agreement for the Sale and Purchase of Natural Gas
                                 between Chugach Electric Association, Inc. and ARCO Beluga, Inc.
**********10.73              Amendatory Agreement No. 5 to Agreement for the Sale and Purchase of
                                 Natural Gas between Chugach Electric Association, Inc. and Marathon
                                 Oil Company
**********10.74              Amendment No. 3 to Agreement for the Sale and Purchase of Natural Gas
                                 between Chugach Electric Association, Inc. and Chevron U.S.A. Inc.
          12.1               N/A
          19.0               Administrative Order on Consent for Remedial
                                  Investigation/Feasibility Study between Chugach
                                  and the United States Environmental Protection
                                  Agency dated September 23, 1992
         *19.1               Proposed Partial Consent Decree in Standard Steel
                                  Superfund Site matter

         *19.2               Partial Consent Decree in Standard Steel Superfund
                                  Site matter

        Exhibit                                          Description                                   Page
                                                         -----------                                   ----
        Number

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

    *** Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q dated September 30, 1997. **** Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K dated December 31, 1997

  ***** Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q dated March 31, 1998 ****** Previously filed as an exhibit to the Registrants Quarterly Report on Form 10-Q dated June 30, 1998

******* Previously filed as an exhibit to the Registrants Quarterly Report on Form 10-Q dated September 30, 1998 ******** Previously filed as an exhibit to the Registrants Annual Report on Form 10-K dated December 31, 1998 ********* Previously filed as an exhibit to the Registrants Quarterly Report on Form 10-Q dated March 31, 1999 ********** Previously filed as an exhibit to the Registrants Quarterly Report on Form 10-Q dated June 30, 1999

REPORTS ON FORM 8-K

Reference is made to the November 1999 8-K, which discussed the outcome of the special meeting of members that was held by Chugach on November 18, 1999, to consider and vote on the MEA proposal and the November 17, 1999 response to the petitions to remove five of its seven directors from office.

                                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.

                                    CHUGACH ELECTRIC ASSOCIATION, INC.





                                    By:     /s/ Eugene N. Bjornstad
                                            Eugene N. Bjornstad, General Manager

                                    Date:   March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated March 30, 2000:

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

/s/ William R. Stewart

  William R. Stewart                        Executive Manager, Retail Services

/s/ Michael R. Cunningham

  Michael R. Cunningham                               Controller
                                            (Principal accounting officer)

/s/ Chris Birch

  Chris Birch                               President and Director

                                         (Principal executive officer)

/s/ Patricia Jasper

  Patricia Jasper                           Vice President and Director

/s/ Bruce E. Davison

  Bruce E. Davison                           Secretary and Director

/s/ Mary Minder

  Mary Minder                                Treasurer and Director

/s/ H.A. "Red" Boucher

  H.A. "Red" Boucher                               Director

/s/ Pat Kennedy

  Pat Kennedy                                      Director

/s/ Ray Kreig

  Ray Kreig                                        Director

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not registered securities pursuant to
Section 12, of the Act:

Chugach has not made an Annual Report to securities holders for 1999 and will not make such a report after the filing of this Form 10-K. As a consequence, no copies of any such report will be furnished to the Securities and Exchange Commission.