Form 10-Q
period 2000-03-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2000-05-12
CIK 878004

FORM 10-Q
             SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549

(Mark One)

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
-------
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 2000
                               ----------------------------------

                                                         OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to_________________
Commission file number 33-42125

              Chugach Electric Association, Inc.
-------------------------------------------------------------------
   (Exact name of registrant as specified in its charter)

          Alaska                                         92-0014224
(State or other jurisdiction of                       I.R.S. Employer
incorporation or organization)                        Identification No.)

   5601 Minnesota Drive   Anchorage, Alaska                       99518
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

     (907)563-7494
(Registrant's telephone number, including area code)


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

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   CLASS                                              OUTSTANDING AT MAY 1, 2000
   -----                                              --------------------------

    NONE                                                          NONE

                     CHUGACH ELECTRIC ASSOCIATION, INC.

                                 INDEX

                                                                    Page Number

CAUTION REGARDING FORWARD-LOOKING STATEMENTS                             3

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements                                            3

Balance Sheets, March 31, 2000 (Unaudited) and December 31, 1999         4

Statements of Revenues,Expenses and Patronage Capital,Three Months Ended
   March 31, 2000 and 1999  (Unaudited)                                  6


Statements of Cash Flows, Three Months Ended March 31, 2000 and 1999
   (Unaudited)                                                           7

Notes to Financial Statements (Unaudited)                                8

Item 2.  Management's Discussion and Analysis of Results of Operations and
Financial Condition (Unaudited)                                         10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     14

PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                              15

Item 2.  Changes in Securities and Use of Proceeds                      16

Item 3.  Defaults Upon Senior Securities                                16

Item 4.  Submission of Matters to a Vote of Security Holders            16

Item 5.  Other Information                                              16

Item 6.  Exhibits and reports on Form 8-K                               17

Signatures                                                              18

Exhibits                                                                19




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

                         PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited financial statements of Chugach for the quarter ended March 31, 2000 follow:

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                                Balance Sheets

                                    Assets

                                                                      March 31, 2000             December 31, 1999
                                                                      --------------             -----------------
                                                                        (Unaudited)

Utility plant:
     Electric plant in service                                         $ 643,812,440                 $ 641,627,328
     Construction work in progress                                        49,952,540                    47,257,296
                                                                        ------------                  ------------
                                                                         693,764,980                   688,884,624
     Less accumulated depreciation                                       249,850,311                   243,082,832
                                                                        ------------                  ------------
                     Net utility plant                                   443,914,669                   445,801,792
                                                                        ------------                  ------------
Other property and investments, at cost:

     Nonutility property                                                     524,785                      413,515
     Investments in associated organizations                               8,986,161                     8,946,861
                                                                        ------------                  ------------
                                                                           9,510,946                     9,360,376
                                                                        ------------                  ------------
Current assets:
     Cash and cash equivalents                                             8,290,496                     4,110,030
     Cash - restricted construction funds                                    629,629                       538,404
     Special deposits                                                        182,164                       182,164
     Accounts receivable, net                                             15,254,436                    17,911,749
     Materials and supplies, at average cost                              17,313,742                    17,180,136
     Prepayments                                                           1,325,479                       861,947
     Other current assets                                                    483,762                       341,702
                                                                       -------------                 -------------
                   Total current assets                                   43,479,708                    41,126,132
                                                                        ------------                  ------------
Deferred charges                                                          22,377,894                    22,067,237
                                                                        ------------                  ------------
                                                                        $519,283,217                   $518,355,537
                                                                        ============                   ============





See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                               Balance Sheets

                          Liabilities and Equities

                                                                        March 31, 2000           December 31, 1999
                                                                        --------------           -----------------
                                                                         (Unaudited)

Equities and margins:
     Memberships                                                          $    970,659               $     960,808
     Patronage capital                                                     122,653,143                 117,335,481
     Other                                                                   4,222,479                   4,228,356
                                                                          ------------               -------------
                                                                           127,846,281                 122,524,645
                                                                          ------------                ------------
Long-term obligations, excluding current Installments:

     First mortgage bonds payable                                          179,542,000                 194,139,000
     National Bank for Cooperatives bonds

       Payable                                                             142,848,267                 143,011,295
                                                                          ------------               -------------
                                                                           322,390,267                 337,150,295
                                                                          ------------                ------------
Current liabilities:
     Notes payable                                                          18,000,000                           -
     Current installments of long-term debt                                  6,416,071                   6,372,405
     Accounts payable                                                        6,978,459                   9,508,851
     Consumer deposits                                                       1,096,610                   1,059,677
     Accrued interest                                                        1,565,222                   6,066,114
     Salaries, wages and benefits                                            4,196,270                   4,053,228
     Fuel                                                                    4,457,822                   4,381,304
     Other                                                                   1,786,280                   2,527,798
                                                                       ---------------                ------------
                  Total current liabilities                                 44,496,734                  33,969,377
                                                                          ------------                ------------
Deferred credits                                                            24,549,935                  24,711,220
                                                                          ------------                ------------
                                                                          $519,283,217                 $518,355,537
                                                                          ============                 ============


See accompanying notes to unaudited financial statements.

                    CHUGACH ELECTRIC ASSOCIATION, INC.

        Statements of Revenues, Expenses and Patronage Capital

                                                                              Three months ended March 31
                                                                            2000                        1999

                                                                          (Unaudited)

Operating revenues                                                        $40,871,074             $  39,424,237
                                                                           ----------              ------------
Operating expenses:
     Power production                                                      11,614,016                10,763,127
     Purchased power                                                        2,427,280                 1,868,522
     Transmission                                                             969,735                   672,493
     Distribution                                                           2,857,442                 2,014,368
     Consumer accounts/Service and
        Informational expense                                               1,286,755                     1,028,746
     Sales expense                                                            275,760                   347,238
     Administrative, general and other                                      4,519,116                 4,755,495
     Depreciation and amortization                                          5,753,352                 5,171,884
                                                                            ---------              ------------
             Total operating expenses                                      29,703,456                26,621,873
                                                                           ----------              ------------
Interest:
     On long-term debt                                                      6,509,705                 5,925,943
     Other                                                                     60,860                   210,070
     Charged to construction - credit                                       (429,704)                    (4,605)
                                                                            ---------             -------------
             Net interest expense                                           6,140,861                 6,131,408
                                                                            ---------              ------------
             Net operating margins                                          5,026,757                 6,670,956
                                                                            ---------              ------------
Nonoperating margins:
     Interest income                                                          191,837                   146,350
     Other                                                                    157,499                     8,985
                                                                              -------             -------------
             Total nonoperating margins                                       349,336                   155,335
                                                                              -------              ------------
             Assignable margins                                             5,376,093                 6,826,291
Patronage capital at beginning of period                                  117,335,481               109,622,996
Retirement of capital credits and
   estate payments                                                           (58,431)                   (13,643)
                                                                             --------             -------------
Patronage capital at end of period                                     $122,653,143                $116,435,644
                                                                       ==============              ============

See accompanying notes to unaudited financial statements.

                  CHUGACH ELECTRIC ASSOCIATION, INC.

                      Statements of Cash Flows

                                                                                    Three months ended March 31
                                                                                    ---------------------------
                                                                               2000                     1999
                                                                               ----                     ----
                                                                           (Unaudited)

Cash flows from operating activities:

Assignable margins                                                         $   5,376,093            $   6,826,291
                                                                            ------------             ------------
Adjustments to reconcile assignable margins to net cash
provided (used) by operating activities:
        Depreciation and amortization                                          5,753,352                5,171,884
       Changes in assets and liabilities:
         (Increase) decrease in assets:
        Accounts receivable                                                    2,657,313                4,362,215
        Prepayments                                                             (463,532)                (313,461)
        Materials and supplies                                                  (133,606)              (1,158,300)
        Deferred charges                                                        (310,657)              (3,733,860)
        Other                                                                   (344,554)                (216,277)
     Increase (decrease) in liabilities:
         Accounts payable                                                     (2,530,392)              (2,093,765)
         Consumer deposits                                                        36,933                   22,522
         Accrued interest                                                     (4,500,892)              (5,387,259)
         Deferred credits                                                       (161,285)              (3,539,965)
         Other                                                                  (521,958)              (1,435,233)
                                                                              ----------             ------------
               Net cash provided (used) by operating activities                4,856,814               (1,495,208)
Cash flows from investing activities:
   Extension and replacement of plant                                         (3,866,228)              (2,509,240)
   Investments in associated organizations                                       (39,300)                    (917)
                                                                         ----------------            -------------
               Net cash used in investing activities                          (3,905,528)              (2,510,157)
                                                                            -------------            -------------
Cash flows from financing activities:
   Short-term borrowings, net                                                 18,000,000                7,500,000
   Proceeds from long-term debt                                                        0               42,500,000
   Repayments of long-term debt                                              (14,716,362)             (40,840,838)
   Retirement of patronage capital                                               (58,431)                 (13,643)
   Other                                                                           3,973                  295,825
                                                                              ----------             ------------
              Net cash provided by financing activities                        3,229,180                9,441,344
                                                                               ---------                ---------
      Net increase in cash and cash equivalents                                4,180,466                5,435,979
Cash and cash equivalents at beginning of period                               4,110,030                2,312,574
                                                                             -----------              -----------
Cash and cash equivalents at end of period                                    $8,290,496               $7,748,553
                                                                              ==========               ==========

See accompanying notes to unaudited financial statements.

                     CHUGACH ELECTRIC ASSOCIATION, INC.

                        Notes to Financial Statements

                               March 31, 2000

                                (Unaudited)

1.   Presentation of Financial Information

     During interim periods, Chugach follows the accounting policies set forth in its audited financial statements included in Form 10-K filed with the Securities and Exchange Commission. Users of interim financial information are encouraged to refer to the footnotes contained in Chugach's Form 10-K when reviewing interim financial results. The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

     Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

2.   Lines of Credit

     Chugach maintains a line of credit of $35 million with National Bank for Cooperatives (CoBank). The CoBank line of credit expires August 1, 2000 but carries an annual automatic renewal clause. At March 31, 2000, $18 million was outstanding on this line of credit at an interest rate of 7.16%. In addition, the Association has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At March 31, 2000, there was no outstanding balance on this line of credit. The NRUCFC line of credit expires October 14, 2002.

3.   Segment Reporting

       During 1998, Chugach adopted the Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes standards for reporting information about a company's operating segments. The Association had divided its operations into two reportable segments: Energy and Internet service. The energy segment derives its revenues from sales of electricity to residential, commercial and wholesale customers, while the Internet segment derives its revenues from provision of residential and commercial internet services and products. The reporting segments follow the same accounting policies used for the Association's financial statements and described in the summary of significant accounting policies. Management evaluates a segment's performance based upon profit or loss from operations. Jointly used assets are allocated by percentage of reportable segment usage and centrally incurred costs are allocated using factors developed by the Association, which are patterned upon usage. The Internet segment began operations during 1998, the results of which are immaterial to the financial statements. The following is a tabulation of business segment information for the quarter ended March 31, 2000:

                  Operating Revenues

                  Internet                                                           $     315,534
                  Energy                                                             $  40,555,540
                                                                                        ----------
                    Total operating revenues                                         $  40,871,074
                                                                                        ==========
                  Assignable Margins

                  Internet                                                           $    -192,418
                  Energy                                                             $   5,568,511
                                                                                         ---------
                    Total assignable margins                                         $   5,376,093
                                                                                         =========
                  Assets

                  Internet                                                           $     680,964
                  Energy                                                             $ 518,602,253
                                                                                      ------------
                    Total assets                                                      $519,283,217
                                                                                      ============
                  Capital Expenditures

                  Internet                                                           $     135,377
                  Energy                                                             $     792,303
                                                                                           -------
                    Total capital expenditures                                       $     927,680
                                                                                           =======


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

RESULTS OF OPERATIONS

Current Year Quarter Versus Prior Year Quarter

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased by 3.7% for the quarter ended March 31, 2000 over the same quarter in 1999. The increase in revenues is primarily attributable to higher economy energy sales to Golden Valley Electric Association, Inc. (GVEA), due to significant problems encountered with the Healy Clean Coal Plant (HCCP) that commenced in late 1999 and have continued into the first quarter of 2000. This has forced GVEA to purchase much of their energy requirements from Chugach. An increase in other miscellaneous revenue from first quarter 1999 to first quarter 2000 is attributed to new business venture revenues.

Retail rates did not change in the first quarter 2000 compared to the first quarter 1999. The operating revenue increase mentioned above was offset by a decrease in wholesale revenue due to a decrease in wholesale demand and energy rates. The demand and energy rates of Homer Electric Association, Inc. (HEA), declined 0.30%. Wholesale demand and energy rates charged to Matanuska Electric Association, Inc. (MEA), also declined 3.8% in the first quarter 2000 compared to the first quarter 1999. Wholesale demand and energy rates charged to Seward did not change in this quarter compared to the same quarter last year.he new power sales agreement.

Pursuant to a Settlement Agreement with Alaska Electrical Generation & Transmission Cooperative (AEG&T/MEA/Homer), Chugach is required to grant a refund to AEG&T/MEA/Homer retroactive to January 1, 1997 (based on the 1996 test year filing). A provision for wholesale rate refund of approximately $980,000, $993,000 and $570,000 were recorded at December 31, 1997, December 31, 1998 and December 31, 1999, respectively, to accommodate certain rate adjustment clauses contained in the Settlement Agreement. Year-to-date March 2000 provisions total approximately $59,000. The demand and energy rates based on the 1996 test year were approved on an interim and refundable basis in June 1999. Chugach expects a final RCA order in the year 2000. In April 2000, Chugach refunded to MEA
$1,809,801, and in May 2000, refunded to HEA $86,132. These represented the uncontested portion of the refunds associated with the 1996 test year revenue requirement.

Power production expense increased from the first quarter 1999 to the first quarter 2000 due to an increase in fuel prices and maintenance costs related to Beluga Units 3 and 5. Purchased power expense also increased for the quarter ended March 31, 2000, compared to the same period in 1999 due to power purchases from Anchorage Municipal Light & Power in February and March 2000. These purchases were made to allow maintenance on the above-mentioned Beluga units without waiting for repair work to be completed on the avalanche-damaged 115 kV line to Kenai. Transmission and distribution expenses increased significantly in this period compared to the same period last year due to damage and outages caused by avalanches resulting from severe weather. Sales expense decreased from first quarter 1999 to the same period in 2000 due to a reduction in advertising expense. Administrative, general and other expenses also decreased for the three-month period ended March 31, 2000 as a result of the update to the IS clearing process described above and an overall decrease in the amount of IS expense in 2000.

Depreciation expense increased in the first quarter 2000 compared to the first quarter 1999 due to an adjustment in the first quarter 1999 for the unitization of a capital project. Interest on long-term debt increased in the first quarter 2000 over the same period last year as a result of the issuance of CoBank 7 in December 1999. Interest charged to construction was higher in the first quarter 2000 due to significantly higher Construction Work in Progress (CWIP) balances compared to the first quarter 1999. Other interest expense decreased in the first quarter 2000 as compared to the same period in 1999 due to a decrease in short-term borrowing activity in 2000.

Other nonoperating margins were higher for the quarter ended March 31, 2000, compared to the same period in 1999 due to patronage capital credits received from CoBank in the first quarter of 2000. Allowance for Funds Used During Construction (AFUDC) was also higher the first quarter 2000 compared to the same period in 1999 due to the higher CWIP balances described above.

Financial Condition

Total assets increased by .2% from December 31, 1999 to March 31, 2000. The increase was due primarily to an increase in electric plant in service and construction work in progress. This was caused by the re-powering of Beluga Units 6 and 7, the Cooper Lake major overhaul, the International Generating Terminal (IGT) auxilliary improvement, the lower Summit Lake transmission line rebuild and the fuel cell project. There was also an increase in accounts receivable caused by wholesale power bills that were accrued but not paid at March 31, 2000. Non-utility property also increased which was caused by increased investments in the Internet Service Provider (ISP) venture. Notable changes to total liabilities include the decrease in first mortgage bonds resulting from the March bond payment and Chugach's purchase of first mortgage bonds. Notes payable increased due to borrowing activity in the latter part of the first quarter, that was offset by a decrease in accounts payable. Accrued interest also decreased due to the March semi-annual bond payment.

Liquidity and Capital Resources

Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $50 million line of credit from NRUCFC and a $35 million line of credit with CoBank. At March 31, 2000, there was no balance outstanding with NRUCFC; $18 million was outstanding with CoBank, which carried an interest rate of 7.16%.

Capital construction in 2000 is estimated at $30.8 million. At March 31, 2000, approximately $3.87 million has been expended. Capital improvement expenditures are expected to increase in the upcoming second and third quarters as the construction season begins in April and extends into October.

Chugach has negotiated a supplemental indenture (Third Supplemental Indenture of Trust) with CoBank that previously allowed up to $80 million in future bond financing. Chugach executed an amendment to the Third Supplemental Indenture of Trust (Seventh Supplemental Indenture of Trust) that eliminated the maximum aggregate amount of bonds the Company may issue under the agreement. At March 31, 2000, Chugach had bonds in the amount of $143.1 million outstanding under this financing arrangement. The balance is comprised of a $667 thousand bond (CoBank 1) which carries an interest rate of 8.95% maturing in 2002, a $10 million bond (CoBank 2) priced at 7.76% due in 2005, a $21.5 million bond (CoBank 3), priced at 5.60%, a $23.5 million bond (CoBank 4) priced at 5.60%, a $15 million bond (CoBank 5) priced at 5.60% due in 2002, 2007 and 2012, a $42.5 million bond (CoBank 6) carrying a variable interest rate currently priced at 7.40% (as of May 2000) and a $30 million bond (CoBank 7) carrying a variable interest rate currently priced at 7.40%(as of May 2000) both due in March, 2002. Principal payments on the CoBank 3 and 4 bonds commence in 2003 and continue through 2022. Additionally, Chugach has negotiated a similar supplemental indenture (Fifth Supplemental Indenture of Trust) with NRUCFC for $80 million. At March 31, 2000 there were no amounts outstanding under this financing arrangement.

Chugach management continues to expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 2000 and thereafter.

Changes in Accounting Principles

Chugach is required to implement Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No.133), effective January 1, 2001. Due to the interest rate risk inherent in the existing treasury rate lock, Chugach cannot currently determine the impact of implementation of SFAS No. 133 on its financial condition or its results of operations.

OUTLOOK

Nationwide, the electric utility industry is entering a period of unprecedented competition. Electric utilities in Alaska will not be immune from these competitive forces. Chugach has taken several steps to be more effectively positioned to meet the challenge of a competitive market for electricity.

Chugach has participated in national benchmarking projects to improve system operations. Studies have focused on mailroom operations, remittance processing, new service connections, system reliability and power production. The Association is committed to continue reviewing all areas of its operations and to serve its customers in a way that maintains high reliability while containing the cost of electricity.

Chugach has implemented strategic alliances in the purchasing and warehousing areas. These alliances are designed to improve efficiency and thus, contribute to lower operating costs.

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

Chugach operates with three divisions: Finance and Energy Supply, Transmission and Distribution Network Services, and Retail Services. Chugach operates a key account program for larger customers and is developing new services to enhance existing customers' satisfaction.

Chugach commenced operation as an internet service provider in February 1999. Also in 1999, Chugach began selling spare microwave bandwidth to industrial customers.

Chugach's labor negotiations under its three collective bargaining agreements with the International Brotherhood of Electrical Workers Local 1547 (IBEW) have concluded and most of the issues were resolved subsequent to the issuance in February and in April of the fact-finding recommendations of the fact finder/arbitrator. A final decision by the arbitrator as a result of the binding arbitration hearing, which occurred in March 2000 on the remaining issues, is anticipated in mid to late May.

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

Environmental Matters

Chugach has discovered polychlorinated biphenyls (PCB's) in paint and greases at the Cooper Lake Hydroelectric plant, which is undergoing a turbine overhaul. Chugach is working with the Environmental Protection Agency (EPA) to devise a method of dealing with the contamination. Meanwhile, the overhaul is continuing.

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

Interest rate risk - As of March 31, 2000, except for CoBank 6 and 7 which carry variable interest rates that are periodically repriced, Chugach's outstanding borrowings were at fixed interest rates. The following table provides information regarding cash flows (dollars in thousands):

                                                                                                              Fair

                               2000      2001      2002       2003      2004    Thereafter       Total        Value
                               ----      ----      ----       ----      ----    ----------       -----        -----
Long-term debt, including
current portion               $  156    $6,430   $99,410      $5,041    $5,502    $212,267    $328,806       $340,192

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

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Chugach Electric Association, Inc. v. Matanuska Electric Association, Inc. 3AN-99-10830 CI
--------------------------------------------------------------------------------

Reference is made to Item 3, Part I of the Form 10-K filed by Chugach with respect to the annual report for the period ending December 31, 1999 with respect to this litigation.

On April 17, 2000, the Superior Court granted a motion filed by Chugach adding the Regulatory Commission of Alaska ("RCA") as a party. The court has postponed oral argument on the summary judgement motions until June 22, 2000, to allow time for the RCA to brief issues relating to the RCA's authority to enforce provisions of the wholesale power agreement between Chugach and MEA.

Note that the name of this case has been corrected from the previous report to reverse the order of the parties.

Chugach Electric Association, Inc. v. Alaska Public Utilities Commission 3AN-98-11548 CI
--------------------------------------------------------------------------------

Reference is made to Item 1, Part I of the Form 10-K filed by Chugach with respect to the annual report for the period ending December 31, 1999, with respect to competition. On April 15, 2000, the Superior Court ruled in favor of the State in the appeal Chugach had taken of the agency decision requiring that Chugach obtain prior permission from the Regulatory Commission via a request to expand its service territory authorized under its Certificate of Public Convenience and Necessity before seeking to serve customers in the Anchorage Municipal Light & Power ("ML&P") service territory. Chugach will appeal the decision to the Alaska Supreme Court which will review the agency decision on a de novo basis.

Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc. 3AN-99-8152 CI
--------------------------------------------------------------------------------

Reference is made to the discussion of this matter in Item 3, Part I of the Form 10-K filed by Chugach with respect to the annual report for the period ending December 31, 1999. No material changes have occurred since the last report on this matter.

Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc. U-98-180
--------------------------------------------------------------------------------

Reference is made to the discussion of this matter in Item 3, Part I of the Form 10-K filed by Chugach with respect to the annual report for the period ending December 31, 1999. No material changes have occurred since the last report on this matter.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Additional Information Regarding Treasury Rate-Lock

On March 17, 1999, Chugach entered into a Treasury rate-lock transaction with Lehman Brothers Financial Products Inc. (Lehman Brothers) for the purpose of taking advantage of favorable market interest rates in anticipation of refinancing Chugach's Series A Bonds Due 2022 on their first call date (March 15, 2002). As of March 31, 2000, the aggregate principal amount of Series A Bonds due 2022 was $174,310,000. Under the Treasury rate-lock contract, Chugach will receive a lump-sum payment from Lehman Brothers on March 15, 2002, if the yield on 10- or 30-year Treasury bonds as of mid-February, 2002, exceeds a specified target level (5.653% and 5.838%, respectively). Conversely, on the same date, Chugach will be required to make a payment to Lehman Brothers if the yield on the 10- or 30-year Treasury bonds falls below its stated target yield. The fair value of the treasury rate lock agreement on May 2, 2000, approximated $7,455,000.

Patronage Capital

Chugach has an approved Equity Management Plan, which establishes in general, a ten-year (for wholesale customers) and twenty-year (for retail customers) capital credit retirement of patronage capital based on the members' proportionate contribution to Association assignable margins. On January 19, 2000, the Board of Directors passed a resolution putting all members on a 15-year rotation.

Other Assets

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

In April 2000, AEA issued $47,710,000 of Power Revenue Refunding Bonds, Fourth Series, for the purpose of refunding $46,235,000 of the Second Series Bonds. The refunded Second Series Bonds have a call date of July 1, 2000. The refunding resulted in percentage savings of 7.58%. This produced a Net Present Value savings to the participating utilities of approximately $3,505,000.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

     Bylaws of the Registrant (as amended April 27, 2000).

     Ninth Supplemental Indenture of Trust dated as of April 25, 2000, by and between Chugach Electric Association, Inc. and Security Pacific Bank Washington, N.A.

     Financial Data Schedule

     (b)  Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended March 31, 2000.

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

                                   CHUGACH ELECTRIC ASSOCIATION, INC.



                           By:     /s/ Eugene N. Bjornstad
                                   Eugene N. Bjornstad
                                   General Manager

                           Date:    May 12, 2000

                           By:     /s/ Evan J. Griffith Jr.
                                   Evan J. Griffith, Jr.
                                   Executive Manager, Finance & Energy Supply

                                   Date:    May 12, 2000

EXHIBITS

Listed below are the exhibits which are filed as part of this Report:

Exhibit

Number    Description                                                       Page

3.2       Bylaws of the Registrant (as amended April 27, 2000)                20

4.10      Ninth Supplemental Indenture of Trust dated as of April 25, 2000, by and between Chugach Electric Association, Inc. and Security
          Pacific Bank Washington, N.A.                                       32

27        Financial Data Schedule                                             **