Form 10-Q
period 2000-06-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2000-08-11
CIK 878004

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

(Mark One)

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
-------
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2000
                               -------------------------------------------------

                              OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to ________________________
Commission file number 33-42125

       Chugach Electric Association, Inc.
--------------------------------------------------------------------------------
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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    CLASS                                          OUTSTANDING AT AUGUST 1, 2000
    -----                                          -----------------------------

    NONE                                                       NONE

                    CHUGACH ELECTRIC ASSOCIATION, INC.

                                 INDEX

                                                                     Page Number

CAUTION REGARDING FORWARD-LOOKING STATEMENTS                              3

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements                                             3

Balance Sheets, June 30, 2000 (Unaudited) and December 31, 1999           4

Statements of Revenues,Expenses and Patronage Capital,Three Months Ended
June 30, 2000 and 1999 (Unaudited)                                        6

Statements of Cash Flows, Three Months Ended June 30, 2000 and 1999
(Unaudited)                                                               7

Notes to Financial Statements (Unaudited)                                 8

Item 2. Management's Discussion and Analysis of Results of Operations
and Financial Condition (Unaudited)                                      10

Item 3. Quantitative and Qualitative Disclosures About Market Risk       14

PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                               15

Item 2.  Changes in Securities and Use of Proceeds                       16

Item 3.  Defaults Upon Senior Securities                                 16

Item 4.  Submission of Matters to a Vote of Security Holders             16

Item 5.  Other Information                                               17

Item 6.  Exhibits and reports on Form 8-K                                17

Signatures                                                               18

Exhibits                                                                 19


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

                       PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited financial statements of Chugach for the quarter ended June 30, 2000 follow:

                     CHUGACH ELECTRIC ASSOCIATION, INC.

                             Balance Sheets

                                Assets

                                                                       June 30, 2000             December 31, 1999
                                                                       -------------             -----------------
                                                                        (Unaudited)

Utility plant:
     Electric plant in service                                         $ 645,971,570                 $ 641,627,328
     Construction work in progress                                        62,008,071                    47,257,296
                                                                        ------------                  ------------
                                                                         707,979,641                   688,884,624
     Less accumulated depreciation                                       254,860,769                   243,082,832
                                                                        ------------                  ------------
                     Net utility plant                                   453,118,872                   445,801,792
                                                                        ------------                  ------------
Other property and investments, at cost:

     Nonutility property                                                     492,239                       413,515
     Investments in associated organizations                               8,985,568                     8,946,861
                                                                        ------------                  ------------
                                                                           9,477,807                     9,360,376
                                                                        ------------                  ------------
Current assets:
     Cash and cash equivalents                                             2,816,607                     4,110,030
     Cash - restricted construction funds                                    507,774                       538,404
     Special deposits                                                        182,164                       182,164
     Accounts receivable, net                                             12,679,020                    17,911,749
     Materials and supplies, at average cost                              17,065,728                    17,180,136
     Prepayments                                                           1,045,157                       861,947
     Other current assets                                                    235,599                       341,702
                                                                       -------------                 -------------
                   Total current assets                                   34,532,049                    41,126,132
                                                                        ------------                  ------------
Deferred charges                                                          21,803,421                    22,067,237
                                                                        ------------                  ------------
                                                                        $518,932,149                  $518,355,537
                                                                        ============                  ============





See accompanying notes to unaudited financial statements.

                    CHUGACH ELECTRIC ASSOCIATION, INC.

                             Balance Sheets

                        Liabilities and Equities

                                                                         June 30, 2000           December 31, 1999
                                                                         -------------           -----------------
                                                                          (Unaudited)

Equities and margins:
     Memberships                                                          $    981,978               $     960,808
     Patronage capital                                                     123,726,878                 117,335,481
     Other                                                                   4,245,740                   4,228,356
                                                                          ------------                ------------
                                                                           128,954,596                 122,524,645
                                                                          ------------                ------------
Long-term obligations, excluding current Installments:

     First mortgage bonds payable                                          169,542,000                 194,139,000
     National Bank for Cooperatives bonds

       Payable                                                             142,848,267                 143,011,295
                                                                          ------------                ------------
                                                                           312,390,267                 337,150,295
                                                                          ------------                ------------
Current liabilities:
     Notes payable                                                          26,000,000                       -
     Current installments of long-term debt                                  6,416,071                   6,372,405
     Accounts payable                                                        5,329,512                   9,508,851
     Consumer deposits                                                       1,106,987                   1,059,677
     Accrued interest                                                        5,628,356                   6,066,114
     Salaries, wages and benefits                                            4,469,446                   4,053,228
     Fuel                                                                    4,539,593                   4,381,304
     Other                                                                   2,212,315                   2,527,798
                                                                          ------------                ------------
                  Total current liabilities                                 55,702,280                  33,969,377
                                                                          ------------                ------------
Deferred credits                                                            21,885,006                  24,711,220
                                                                          ------------                ------------
                                                                          $518,932,149                $518,355,537
                                                                          ============                ============


See accompanying notes to unaudited financial statements.

                   CHUGACH ELECTRIC ASSOCIATION, INC.

        Statements of Revenues, Expenses and Patronage Capital

                                                  Three months ended June 30                 Six months ended June 30
                                                  --------------------------                 ------------------------
                                                  2000                  1999                 2000                 1999
                                               (Unaudited)                                (Unaudited)

Operating Revenue                             $ 36,185,683          $ 32,307,980         $ 77,056,757         $ 71,732,217
                                              ------------          ------------         ------------         ------------

Operating Expenses:
    Production                                  11,752,363             9,236,413           23,366,379           19,999,540

    Purchased power                              2,188,159             1,888,126            4,615,439            3,756,648

    Transmission                                   571,900               989,950            1,541,635            1,662,444

    Distribution                                 2,088,968             2,218,302            4,946,410            4,232,671

    Consumer Accounts                            1,461,881             1,177,678            2,748,636            2,206,424

    Sales Expense                                  252,090               371,758              527,850              718,995

    Administrative, general and other            5,188,626             5,577,579            9,707,742           10,333,073

    Depreciation and amortization                5,679,268             5,574,140           11,432,620           10,746,024
                                                 ---------             ---------           ----------           ----------
            Total operating expenses            29,183,255            27,033,946           58,886,711           53,655,819
                                                ----------            ----------           ----------           ----------

Interest:
    On long-term debt                            6,201,277             5,977,506           12,710,982           11,903,449

    Other                                          472,679               147,425              533,539              357,495

    Charged to construction-credit               (559,485)             (175,925)            (989,189)            (180,530)
                                                 ---------             ---------            ---------            ---------
            Net interest expense                 6,114,471             5,949,006           12,255,332           12,080,414
                                                 ---------             ---------           ----------           ----------

            Net operating margins                  887,957             (674,972)            5,914,714            5,995,984
                                                   -------             ---------            ---------            ---------

Nonoperating margins:
    Interest income                                198,181               153,403              390,018              299,753

    Other                                           68,993                16,974              226,492               25,959
                                                    ------                ------              -------               ------
            Total nonoperating margins             267,174               170,377              616,510              325,712
                                                   -------               -------              -------              -------

            Assignable margins                   1,155,131             (504,595)            6,531,224            6,321,696

Patronage  capital  at  beginning  of          122,653,143           116,435,644          117,335,481          109,622,996
period

Retirement  of  capital  credits  and             (81,396)              (60,354)            (139,827)             (73,997)
estate payments                                   --------              --------            ---------             --------

Patronage capital at end of period           $ 123,726,878         $ 115,870,695        $ 123,726,878        $ 115,870,695
                                             =============         =============        =============        =============

See accompanying notes to unaudited financial statements.

                    CHUGACH ELECTRIC ASSOCIATION, INC.

                         Statements of Cash Flows

                                                                                    Six months ended June 30
                                                                                    ------------------------
                                                                                 2000                     1999
                                                                                 ----                     ----
                                                                                         (Unaudited)

Cash flows from operating activities:

Assignable margins                                                         $   6,531,224            $   6,321,696
                                                                            ------------             ------------
Adjustments to reconcile assignable margins to net cash
provided (used) by operating activities:
        Depreciation and amortization                                         11,432,620               10,746,024
        Changes in assets and liabilities:
        (Increase) decrease in assets:
        Accounts receivable                                                    5,232,729                6,795,909
        Prepayments                                                             (183,210)                (365,965)
        Materials and supplies                                                   114,407               (1,621,920)
        Deferred charges                                                         263,816              (11,661,607)
        Other                                                                     58,009                 (114,060)
     Increase (decrease) in liabilities:
         Accounts payable                                                     (4,179,339)              (1,435,328)
         Consumer deposits                                                        47,310                   59,428
         Accrued interest                                                       (437,758)                (833,417)
         Deferred credits                                                     (2,826,214)              (3,901,030)
         Other                                                                   259,024               (1,885,143)
                                                                              ----------              -----------
               Net cash provided (used) by operating activities               16,312,618                2,104,587

Cash flows from investing activities:
   Extension and replacement of plant                                        (18,749,700)              (7,559,242)
   Investments in associated organizations                                       (38,707)                    (917)
                                                                         ----------------            -------------
               Net cash used in investing activities                         (18,788,407)              (7,560,159)
                                                                           --------------            -------------
Cash flows from financing activities:
   Short-term borrowings, net                                                 26,000,000               10,000,000
   Net proceeds and repayments of long-term debt                             (24,716,361)               1,659,162
   Retirement of patronage capital                                              (139,827)                 (73,997)
   Other                                                                          38,554                  306,213
                                                                             -----------             ------------
              Net cash provided by financing activities                        1,182,366               11,891,378
                                                                               ---------               ----------
              Net increase in cash and cash equivalents                       (1,293,423)               6,435,806

Cash and cash equivalents at beginning of period                               4,110,030                2,312,574
                                                                             -----------              -----------
Cash and cash equivalents at end of period                                    $2,816,607               $8,748,380
                                                                              ==========               ==========

See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                         Notes to Financial Statements

                                 JUNE 30, 2000

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

2.   Lines of Credit

     Chugach maintains a line of credit of $35 million with National Bank for Cooperatives (CoBank). The CoBank line of credit expires September 1, 2000, but carries an annual automatic renewal clause. At June 30, 2000, $26 million was outstanding on this line of credit at an interest rate of 7.80%. In addition, the Association has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At June 30, 2000, there was no outstanding balance on this line of credit. The NRUCFC line of credit expires October 14, 2002.

3.   Segment Reporting

       During 1998, Chugach adopted the Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes standards for reporting information about a company's operating segments. The Association had divided its operations into two reportable segments: Energy and Internet service. The energy segment derives its revenues from sales of electricity to residential, commercial and wholesale customers, while the Internet segment derives its revenues from provision of residential and commercial internet services and products. The reporting segments follow the same accounting policies used for the Association's financial statements and is described in the summary of significant accounting policies. Management evaluates a segment's performance based upon profit or loss from operations. Jointly used assets are allocated by percentage of reportable segment usage and centrally incurred costs are allocated using factors developed by the Association that are patterned upon usage.

       The Internet segment began operations during 1998, the results of which are immaterial to the financial statements. The following is a tabulation of business segment information year to date June 30, 2000:

                  Operating Revenues

                  Internet                                                                 $623,172
                  Energy                                                                $76,433,585
                                                                                        -----------
                    Total operating revenues                                            $77,056,757
                                                                                        ===========
                  Assignable Margins

                  Internet                                                               $ -550,437
                  Energy                                                                 $7,081,661
                                                                                         ----------
                    Total assignable margins                                             $6,531,224
                                                                                         ==========
                  Assets

                  Internet                                                                 $634,368
                  Energy                                                               $518,297,781
                                                                                       ------------
                    Total assets                                                       $518,932,149
                                                                                       ============
                  Capital Expenditures

                  Internet                                                                   $3,188
                  Energy                                                                $19,350,208
                                                                                        -----------
                    Total capital expenditures                                          $19,353,396
                                                                                        ===========

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

RESULTS OF OPERATIONS

Current Year Quarter Versus Prior Year Quarter

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased by 12% for the quarter ended June 30, 2000, over the same quarter in 1999. The increase in revenues is primarily attributable to higher economy energy sales to Golden Valley Electric Association, Inc. (GVEA) because of the shutdown of the Healy Clean Coal Plant (HCCP) that commenced in late 1999 and has continued into 2000. This event has reduced the transmission line congestion north of Healy permitting GVEA to purchase much of their energy requirements from Chugach.

Retail demand and energy rates did not change from the second quarter of 2000 compared to the second quarter of 1999. Wholesale demand and energy rates charged to Homer Electric Association (HEA), and Matanuska Electric Association
(MEA), declined 0.30 percent and 3.8 percent, respectively, from second quarter 1999 to second quarter 2000.

In June of 2000, the Regulatory Commission of Alaska issued a final order on the 1996 test year revenue requirement filing. As a result of this order, and pursuant to the Settlement Agreement with Alaska Electric Generation & Transmission Cooperative (AEG&T), Chugach issued refunds to AEG&T members HEA and MEA in the amount of $332,157 and $503,272, respectively, on July 25, 2000. Consistent with the Settlement Agreement, these refunds were based on demand and energy purchases retroactive to January 1, 1997. In addition to the above refunds, earlier this year Chugach issued refunds of $86,132 to HEA and $1,809,801 to MEA that represented uncontested amounts owed consistent with the 1996 test year filing. As a result of the final order on the 1996 test year, wholesale demand and energy rates charged to HEA and MEA decreased 0.70 percent and 0.80 percent, respectively, effective on the August 2000 wholesale power bills.

A provision for wholesale rate refunds were recorded in 1997, 1998, 1999 and 2000, which totaled $2,651,361, to accommodate the refunds to AEG&T members HEA and MEA discussed above.

Production and purchased power expense increased from the second quarter 1999 to the second quarter 2000 due to an increase in fuel prices. Chugach experienced non-routine maintenance costs related to storm damage during the first half of 2000 that were offset by a reimbursement from the Federal Emergency Management Agency (FEMA). This reimbursement was recorded as a reduction of the associated expenses. Consequently, overall transmission and distribution expense was consistent with 1999. Distribution and consumer accounts expense increased from the second quarter 1999 to second quarter 2000 due to an update to the clearing process for information services and garage expenses. This update shifted costs from the administrative and general expense financial category to more appropriate functional areas of the company. This contributed to the decrease from the second quarter 1999 to the second quarter 2000 in administrative and general expense.

Interest on long-term debt increased in the second quarter 2000 over the same period last year as a result of the issuance of CoBank 7 in December 1999. This increase was offset by the acquisition on the open market of $10 million of Chugach's Series A 2022 bonds in April 2000. Interest charged to construction and Allowance for Funds Used During Construction (AFUDC) was higher in the second quarter 2000 due to significantly higher Construction Work in Progress
(CWIP) balances compared to the second quarter 1999. Other interest expense increased in the second quarter 2000, as compared to the same period in 1999, due to increased activity in the line of credit as a result of a contract payment made on the Beluga Unit 6 upgrade project.

Financial Condition

Total assets increased by 0.1% from December 31, 1999, to June 30, 2000. The increase was due to an increase in electric plant in service and CWIP, related to the re-powering of Beluga Units 6 & 7, the Cooper Lake overhaul and the International Generating Terminal (IGT) auxiliary system upgrade. This, however, was offset by a decrease in cash and cash equivalents caused by the same contract payment discussed above and the decrease of accounts receivable. The decrease in accounts receivable was caused by the payment of wholesale power bills that were accrued but not paid by December 31, 1999 and the over-collection of the fuel surcharge in the past quarter. Notable changes to total liabilities include the increase in notes payable due to borrowing activity in the first and second quarter. This was offset by a decrease in accounts payable. There was also an increase in accrued salaries, wages and benefits due to overall increases in company-wide benefits, as well as increases associated with new contracts with the International Brotherhood of Electrical Workers (IBEW).

Liquidity and Capital Resources

Chugach has satisfied its operational and capital cash requirements primarily through internally- generated funds, an annual $50 million line of credit from NRUCFC and a $35 million line of credit with CoBank. At June 30, 2000, there was no balance outstanding with NRUCFC. As of the same date, $26 million was outstanding with CoBank at an interest rate of 7.80%.

Capital construction in 2000 is estimated at $30.8 million. At June 30, 2000, approximately $19.35 million has been expended. Capital improvement expenditures are expected to increase in the third quarter. Chugach currently has no limit on supplemental indentures that facilitate borrowing from CoBank. At June 30, 2000, Chugach had bonds in the amount of $143.1 million outstanding under this financing arrangement. The balance is comprised of a $667 thousand bond (CoBank
1) which carries an interest rate of 8.95% maturing in 2002, a $10 million bond (CoBank 2) priced at 7.76% due in 2005, a $21.5 million bond (CoBank 3), priced at 5.60%, a $23.5 million bond (CoBank 4) priced at 5.60%, a $15 million bond (CoBank 5) priced at 5.60% due in 2002, 2007 and 2012, a $42.5 million bond (CoBank 6) carrying a variable interest rate currently priced at 7.85% (as of August 2000) and a $30 million bond (CoBank 7) carrying a variable interest rate currently priced at 7.85% (as of August 2000) both due in March, 2002. Principal payments on the CoBank 3 and 4 bonds commence in 2003 and continue through 2022. Additionally, Chugach has negotiated a similar supplemental indenture (Fifth Supplemental Indenture of Trust) with NRUCFC for $80 million. At June 30, 2000, there were no amounts outstanding under this financing arrangement.

As previously reported, Chugach has acquired and retired $97.7 million of its Series A 2022 bonds on the open market.

Chugach management continues to expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 2000 and thereafter.

Changes in Accounting Principles

Chugach is required to implement Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), effective January 1, 2001. Due to the interest rate risk inherent in the existing treasury rate lock, Chugach cannot currently determine the impact of implementation of SFAS No. 133 on its financial condition or its results of operations.

OUTLOOK

Nationwide, the electric utility industry is entering a period of competition. Chugach believes that electric utilities in Alaska will not be immune from competitive forces. Chugach has taken several steps to more effectively position the organization to meet the challenge of a competitive market for electricity.

Chugach has been active at the Alaska Legislature in support of the customer's right to choose their electric power supplier. Virtually all Alaskan utilities are opposing Chugach's efforts to develop competition.

Chugach operates with three divisions: Finance and Energy Supply, Transmission and Distribution Network Services, and Retail Services. Chugach operates a key account program for larger customers and has developed new services to enhance existing customers' satisfaction.

Chugach commenced operation as an internet service provider in February 1999. Also in 1999, Chugach began selling microwave bandwidth to industrial customers.

Chugach's labor negotiations under its three collective bargaining agreements with the International Brotherhood of Electrical Workers Local 1547 (IBEW) have concluded. The interest arbitrator issued her final decision, and the new agreements are now in effect through June 30, 2003.

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

Environmental Matters

Chugach discovered polychlorinated biphenyls (PCB's) in paint and greases at the Cooper Lake Hydroelectric plant during initial phases of a turbine overhaul. Chugach is working with the Federal Energy Regulatory Agency (FERC) and the Environmental Protection Agency (EPA) to devise a method of dealing with the contamination. Meanwhile, the overhaul is continuing.

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

Interest rate risk - As of June 30, 2000, except for CoBank 6 and 7 which carry variable interest rates that are periodically repriced, Chugach's outstanding borrowings were at fixed interest rates. The following table provides information regarding cash flows (dollars in thousands):

                                                                                                              Fair

                               2000      2001      2002       2003      2004    Thereafter       Total        Value
                               ----      ----      ----       ----      ----    ----------       -----        -----
Long-term debt, including
current portion               $  156    $6,430   $82,910      $5,907    $6,447    $216,956    $318,806       $327,041

Commodity price risk - Chugach's gas contracts provide for adjustments to gas prices based on fluctuations of certain commodity prices and indices. Purchased power costs are passed directly to Chugach's wholesale and retail customers through a fuel surcharge, therefore, fluctuations in the price paid for gas pursuant to long-term gas supply contracts does not normally impact margins. The fuel surcharge mechanism mitigates the commodity price risk related to market fluctuations in the price of natural gas.

                          PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Chugach Electric Association, Inc., v. Matanuska Electric Association, Inc., 3AN-99-10830 CI
--------------------------------------------------------------------------------

For  additional  information,  refer to the discussion of this matter in Part I,
Item 3 - Legal Proceedings - LITIGATION - 3AN-99-10830 CI, of the Form 10-K filed by Chugach with respect to the annual report for the period ending December 31, 1999.

On June 22, 2000, the Superior Court held oral argument on the summary judgement motions. The motions were taken under advisement and a decision is pending.

Chugach Electric Association, Inc., v. Alaska Public Utilities Commission, 3AN-98-11548 CI
--------------------------------------------------------------------------------

For  additional  information,  refer to the discussion of this matter in Part I,
Item 1 - Business - GENERAL - Competition, of the Form 10-K filed by Chugach with respect to the annual report for the period ending December 31, 1999. On April 15, 2000, the Superior Court ruled in favor of the State in the appeal Chugach had undertaken of the agency decision requiring that Chugach obtain prior permission from the Regulatory Commission via a request to expand its service territory authorized under its Certificate of Public Convenience and Necessity before seeking to serve customers in the Anchorage Municipal Light & Power ("ML&P") service territory. Chugach has appealed the decision to the Alaska Supreme Court, which will review the agency decision on a de novo basis.

Matanuska Electric Association, Inc., v. Chugach Electric Association, Inc., 3AN-99-8152 CI
--------------------------------------------------------------------------------

For  additional  information,  refer to the discussion of this matter in Part I,
Item 3 - Legal Proceedings - LITIGATION - 3AN-99-8152CI, of the Form 10-K filed by Chugach with respect to the annual report for the period ending December 31, 1999. No material changes have occurred since the last report on this matter.

Matanuska Electric Association, Inc., v. Chugach Electric Association, Inc., U-98-180
--------------------------------------------------------------------------------

For  additional  information,  refer to the discussion of this matter in Part I,
Item 3 - Legal Proceedings - LITIGATION - U-98-180, of the Form 10-K filed by Chugach with respect to the annual report for the period ending December 31, 1999. In this action, MEA alleged that Chugach engaged in "unreasonable management practices" in the management of the Series A Bonds. On June 6, 2000, the Commission issued an order finding that good cause does not exist to institute investigation, dismissing the complaint and closing the docket on the ground that MEA had failed to show good cause for an investigation of their allegations. The time allowed for an appeal of that decision has passed without an appeal being filed.

In the Matter of the Investigation into the Rates Changes Implemented by Chugach Electric Association, Inc., under TA 1718 (U-96-37) and In the Matter of the Tariff Revision, Designated as TA 195-8 by Chugach Electric Association, Inc., To Decrease the Wholesale Demand and Energy Rates of Homer Electric Association, Inc., and Matanuska Electric Association, Inc., (U-99-78) For additional information, refer to the discussion of this matter in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - RESULTS OF OPERATIONS - Current Year Quarter Versus Prior Year Quarter. In an order issued in these matters dated June 26, 2000, the Regulatory Commission of Alaska (RCA) approved rate adjustments which resulted in refunds to wholesale customers in the amount of $835,429. The result was anticipated by Chugach and refunds were within the amounts reserved for this purpose. No appeal of this decision was filed by any party within the period allowed for appeal. The parties and the RCA are in the process of developing a schedule for regulatory review of the 1997 and 1998 Test Years to determine any refund amounts which may result from review of the revenue requirements for each of these Test Years. Chugach does not anticipate refunds to be material for these Test Years.

Chugach Electric Association, Inc., v. Alaska Public Utilities Commission ,
Case No. 3AN 98-9775 CI
--------------------------------------------------------------------------------
For  additional  information,  refer to the discussion of this matter in Part I,
Item 1 - Business - GENERAL - Rate Regulation and Rates, of the Form 10-K filed by Chugach with respect to the annual report for the period ending December 31, 1999. In an order dated July 27, 2000, the Superior Court found in Chugach's favor concluding that the line loss factor used by Chugach was correct and that the Commission's order requiring a refund of past fuel surcharges would constitute impermissible retroactive ratemaking. The matter was remanded to the Regulatory Commission of Alaska for further action in light of the court's ruling. The matter may be appealed to the Alaska Supreme Court by the either appellee (the Commission or Matanuska Electric Association, Inc.).



Item 2.  Changes in Securities and Use of Proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Additional Information Regarding Treasury Rate-Lock

On March 17, 1999, Chugach entered into a Treasury rate-lock transaction with Lehman Brothers Financial Products Inc. (Lehman Brothers) for the purpose of taking advantage of favorable market interest rates in anticipation of refinancing Chugach's Series A Bonds due 2022 on their first call date (March 15, 2002). As of June 30, 2000, the aggregate principal amount of Series A Bonds due 2022 was $164,310,000. Under the Treasury rate-lock contract, Chugach will receive a lump-sum payment from Lehman Brothers on March 15, 2002, if the yield on 10- or 30-year Treasury bonds as of mid-February, 2002, exceeds a specified target level (5.653% and 5.838%, respectively). Conversely, on the same date, Chugach will be required to make a payment to Lehman Brothers if the yield on the 10- or 30-year Treasury bonds falls below its stated target yield. The fair value of the treasury rate lock agreement on July 17, 2000, approximated $4,949,000.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Financial Data Schedule

     (b)  Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended June 30, 2000.

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

                                 CHUGACH ELECTRIC ASSOCIATION, INC.



                             By:     /s/ Eugene N. Bjornstad
                                     Eugene N. Bjornstad, General Manager

                             Date:   August 9, 2000

                             By:     /s/ Evan J. Griffith
                                     Evan J. Griffith
                                     Executive Manager, Finance & Energy Supply

                             Date:   August 9, 2000

EXHIBITS

Listed below are the exhibits which are filed as part of this Report:

Exhibit

Number              Description                                             Page

27                  Financial Data Schedule                                   **