Form 10-Q
period 2000-09-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2000-11-14
CIK 878004

FORM 10-Q
            SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549

(Mark One)

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
-------
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2000
                               --------------------------------------

                              OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________to__________________
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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    CLASS                                        OUTSTANDING AT NOVEMBER 1, 2000
    -----                                        -------------------------------

    NONE                                                     NONE

                  CHUGACH ELECTRIC ASSOCIATION, INC.

                               INDEX

                                                                     Page Number

CAUTION REGARDING FORWARD-LOOKING STATEMENTS                              3

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements                                             3

Balance Sheets, September 30, 2000 (Unaudited) and December 31, 1999      4

Statements of Revenues, Expenses and Patronage Capital, Three and
Nine Months Ended September 30, 2000 and 1999  (Unaudited)                6

Statements of Cash Flows, Nine Months Ended September 30, 2000 and
1999(Unaudited)                                                           7

Notes to Financial Statements (Unaudited)                                 8

Item 2.  Management's Discussion and Analysis of Results of Operations
and Financial Condition (Unaudited)                                      10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      14

PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                               15

Item 2.  Changes in Securities and Use of Proceeds                       16

Item 3.  Defaults Upon Senior Securities                                 16

Item 4.  Submission of Matters to a Vote of Security Holders             16

Item 5.  Other Information                                               16

Item 6.  Exhibits and reports on Form 8-K                                16

Signatures                                                               17

Exhibits                                                                 18



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

                    PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited financial statements of Chugach for the quarter ended September 30, 2000 follow:

                CHUGACH ELECTRIC ASSOCIATION, INC.

                        Balance Sheets

                           Assets

                                                                  September 30, 2000               December 31, 1999
                                                                  ------------------               -----------------
                                                                      (Unaudited)

Utility plant:
     Electric plant in service                                         $ 648,797,612                   $ 641,627,328
     Construction work in progress                                        70,584,581                      47,257,296
                                                                        ------------                    ------------
                                                                         719,382,193                     688,884,624
     Less accumulated depreciation                                       259,870,408                     243,082,832
                                                                        ------------                    ------------
                     Net utility plant                                   459,511,785                     445,801,792
                                                                        ------------                    ------------
Other property and investments, at cost:

     Nonutility property                                                     480,918                         413,515
     Investments in associated organizations                               8,990,917                       8,946,861
                                                                        ------------                    ------------
                                                                           9,471,835                       9,360,376
                                                                        ------------                    ------------
Current assets:
     Cash and cash equivalents                                                     0                       4,110,030
     Cash - restricted construction funds                                    402,044                         538,404
     Special deposits                                                        182,164                         182,164
     Accounts receivable, net                                             13,962,578                      17,911,749
     Materials and supplies, at average cost                              17,506,323                      17,180,136
     Prepayments                                                           1,313,140                         861,947
     Other current assets                                                    363,441                         341,702
                                                                        ------------                    ------------
                   Total current assets                                   33,729,690                      41,126,132
                                                                        ------------                    ------------
Deferred charges                                                          21,587,117                      22,067,237
                                                                        ------------                    ------------
                                                                        $524,300,427                    $518,355,537
                                                                        ============                    ============





See accompanying notes to unaudited financial statements.

                CHUGACH ELECTRIC ASSOCIATION, INC.

                        Balance Sheets

                   Liabilities and Equities

                                                                    September 30, 2000             December 31, 1999
                                                                    ------------------             -----------------
                                                                         (Unaudited)

Equities and margins:
     Memberships                                                          $    996,893                 $     960,808
     Patronage capital                                                     123,730,266                   117,335,481
     Other                                                                   4,240,262                     4,228,356
                                                                          ------------                  ------------
                                                                           128,967,421                   122,524,645
                                                                          ------------                  ------------
Long-term obligations, excluding current Installments:

     First mortgage bonds payable                                          169,542,000                   194,139,000
     National Bank for Cooperatives bonds

       Payable                                                             142,677,945                   143,011,295
                                                                          ------------                  ------------
                                                                           312,219,945                   337,150,295
                                                                          ------------                  ------------
Current liabilities:
     Bank Overdraft                                                          1,758,843                             0
     Notes payable                                                          33,966,659                             0
     Current installments of long-term debt                                  6,430,350                     6,372,405
     Accounts payable                                                        4,668,223                     9,508,851
     Consumer deposits                                                       1,169,403                     1,059,677
     Accrued interest                                                        1,685,768                     6,066,114
     Salaries, wages and benefits                                            4,592,737                     4,053,228
     Fuel                                                                    5,453,518                     4,381,304
     Other                                                                   1,950,339                     2,527,798
                                                                          ------------                  ------------
                  Total current liabilities                                 61,675,840                    33,969,377
                                                                          ------------                  ------------
Deferred credits                                                            21,437,221                    24,711,220
                                                                          ------------                  ------------
                                                                          $524,300,427                  $518,355,537
                                                                          ============                  ============


See accompanying notes to unaudited financial statements.

                CHUGACH ELECTRIC ASSOCIATION, INC.

    Statements of Revenues, Expenses and Patronage Capital


                                              Three months ended September 30       Nine months ended September 30
                                              -------------------------------       ------------------------------
                                                  2000                  1999                2000                  1999

                                              (Unaudited)                                (Unaudited)

Operating Revenue                             $ 37,201,515          $ 32,075,076        $ 114,258,272        $ 103,807,293
                                              ------------          ------------        -------------        -------------

Operating Expenses:
    Production                                  12,890,904             9,384,454           36,257,283           29,383,994

    Purchased power                              2,456,575             2,205,731            7,072,014            5,962,379

    Transmission                                   949,998               754,449            2,491,633            2,416,893

    Distribution                                 2,574,665             2,343,063            7,521,075            6,575,734

    Consumer Accounts                            1,247,316             1,178,644            3,995,952            3,385,068

    Sales Expense                                  289,372               228,185              817,221              947,180

    Administrative, general and other            5,035,824             5,460,297           14,743,566           15,793,370

    Depreciation and amortization                5,747,653             4,608,949           17,180,273           15,354,973
                                                 ---------             ---------           ----------           ----------
            Total operating expenses            31,192,307            26,163,772           90,079,017           79,819,591
                                                ----------            ----------           ----------           ----------

Interest:
    On long-term debt                            6,245,878             6,081,895           18,956,861           17,985,345

    Other                                          549,767               231,958            1,083,306              589,453

    Charged to construction-credit               (717,281)             (407,860)          (1,706,470)            (588,390)
                                                 ---------             ---------          -----------            ---------
            Net interest expense                 6,078,364             5,905,993           18,333,697           17,986,408
                                                 ---------             ---------           ----------           ----------

            Net operating margins                 (69,156)                 5,311            5,845,558            6,001,295
                                                  --------                 -----            ---------            ---------

Nonoperating margins:
    Interest income                                123,217               139,152              513,235              438,905

    Other                                           97,044                59,954              323,536               85,913
                                                    ------                ------              -------               ------
            Total nonoperating margins             220,261               199,106              836,771              524,818
                                                   -------               -------              -------              -------

            Assignable margins                     151,105               204,417            6,682,329            6,526,113

Patronage  capital  at  beginning  of          123,726,878           115,870,695          117,335,481          109,622,996
period

Retirement  of  capital  credits  and            (147,717)              (10,086)            (287,544)             (84,083)
estate payments                                  ---------              --------            ---------             --------

Patronage capital at end of period           $ 123,730,266         $ 116,065,026        $ 123,730,266        $ 116,065,026
                                             =============         =============        =============        =============

See accompanying notes to unaudited financial statements.

                    CHUGACH ELECTRIC ASSOCIATION, INC.

                       Statements of Cash Flows

                                                                             Nine months ended September 30
                                                                             ------------------------------
                                                                               2000                     1999
                                                                               ----                     ----
                                                                           (Unaudited)

Cash flows from operating activities:

Assignable margins                                                         $   6,682,329            $   6,526,113
                                                                             -----------              -----------
Adjustments to reconcile assignable margins to net cash
provided by operating activities:
        Depreciation and amortization                                         17,180,273               15,354,973
       Changes in assets and liabilities:
         (Increase) decrease in assets:
        Accounts receivable                                                    3,949,171                5,065,400
        Prepayments                                                             (451,193)                (649,504)
        Materials and supplies                                                  (326,189)              (1,284,489)
        Deferred charges                                                         480,120               (6,683,954)
        Other                                                                     47,219                 (332,357)
     Increase (decrease) in liabilities:
         Accounts payable                                                     (4,840,628)              (1,720,721)
         Consumer deposits                                                       109,726                   12,658
         Accrued interest                                                     (4,380,345)              (5,279,871)
         Deferred credits                                                     (3,273,999)              (4,042,999)
         Other                                                                 1,034,264               (2,055,475)
                                                                             -----------              -----------
               Net cash provided (used) by operating activities               16,210,748                4,909,774
Cash flows from investing activities:
   Extension and replacement of plant                                        (30,890,266)             (30,369,637)
   Investments in associated organizations                                       (44,056)                   4,503
                                                                             -----------              -----------
               Net cash used in investing activities                         (30,934,322)             (30,365,134)
                                                                             -----------              -----------
Cash flows from financing activities:
   Net change in bank overdraft                                                1,758,843                        0
   Short-term borrowings, net                                                 33,966,659               25,000,000
   Net proceeds (repayments) of long-term debt                               (24,872,405)               1,516,199
   Retirement of patronage capital                                              (287,544)                 (84,083)
   Other                                                                          47,991                  301,513
                                                                             -----------               ----------
              Net cash provided by financing activities                       10,613,544               26,733,629
                                                                             -----------               ----------
              Net increase in cash and cash equivalents                       (4,110,030)               1,278,269

Cash and cash equivalents at beginning of period                               4,110,030                2,312,574
                                                                             -----------               ----------
Cash and cash equivalents at end of period                                            $0               $3,590,843
                                                                             ===========               ==========

See accompanying notes to unaudited financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                        Notes to Financial Statements

                             SEPTEMBER 30, 2000

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

2.   Lines of Credit

     Chugach maintains a line of credit of $35 million with National Bank for Cooperatives (CoBank). The CoBank line of credit expires August 1, 2001, but carries an annual automatic renewal clause. At September 30, 2000, $33.9 million was outstanding on this line of credit, however, an additional $1.1 million was acquired on October 10, 2000. This line of credit, as of November 2000, carried an interest rate of 8.15%. There was an amendment to the Line of Credit Agreement between Chugach and National Bank for Cooperatives, dated September 13, 2000 and signed November 2, 2000, which added the CoBank's Weekly Quoted Variable Rate as an interest rate option available to the line of credit. In addition, the Association has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At September 30, 2000, there was no outstanding balance on this line of credit, however, $5 million was acquired on October 11, 2000. This line of credit, as of November 2000, carried an interest rate of 8.550%. The NRUCFC line of credit expires October 14, 2002.

3.   Segment Reporting

      Chugach has adopted the Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes standards for reporting information about a company's operating segments. The Association had divided its operations into two reportable segments: Energy and Internet service. The energy segment derives its revenues from sales of electricity to residential, commercial and wholesale customers, while the Internet segment derives its revenues from provision of residential and commercial internet services and products. The reporting segments follow the same accounting policies used for the Association's financial statements and is described in the summary of significant accounting policies. Management evaluates a segment's performance based upon profit or loss from operations. Jointly used assets are allocated by percentage of reportable segment usage and centrally incurred costs are allocated using factors developed by the Association that are patterned upon usage.

      The Internet segment received approval to begin operations during 1998, the results of which are immaterial to the financial statements because actual operations didn't commence until February 1999. The following is a tabulation of business segment information year to date as of September 30, 2000:

             Operating Revenues

             Internet                                                   $866,092
             Energy                                                 $113,392,180
                                                                    ------------
               Total operating revenues                             $114,258,272
                                                                    ============
             Assignable Margins

             Internet                                                $  -855,783
             Energy                                                   $7,538,112
                                                                      ----------
               Total assignable margins                               $6,682,329
                                                                      ==========
             Assets

             Internet                                                   $613,145
             Energy                                                 $523,687,282
                                                                    ------------
               Total assets                                         $524,300,427
                                                                    ============
             Capital Expenditures

             Internet                                                    $25,000
             Energy                                                  $32,540,358
                                                                     -----------
               Total capital expenditures                            $32,565,358
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

RESULTS OF OPERATIONS

Current Year Quarter Versus Prior Year Quarter

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased by 16% for the quarter ended September 30, 2000, over the same quarter in 1999. The increase in revenues is primarily attributable to higher economy energy sales to Golden Valley Electric Association, Inc. (GVEA) because of the shutdown of the Healy Clean Coal Plant (HCCP) that commenced in late 1999 and has continued into 2000. This shutdown has made it economical and feasible for GVEA to purchase much of their energy requirements from Chugach, as it is more economical for GVEA to purchase energy than to generate it themselves.

Retail demand and energy rates did not change from the third quarter of 2000 compared to the third quarter of 1999. Wholesale demand and energy rates charged to Homer Electric Association (HEA), and Matanuska Electric Association (MEA), declined 0.70 percent and 0.80 percent, respectively, from third quarter 1999 to third quarter 2000.

In June of 2000, the Regulatory Commission of Alaska issued a final order on the 1996 test year revenue requirement filing. As a result of this order, which resolved contested issues in the 1996 test year, and pursuant to the Settlement Agreement with Alaska Electric Generation & Transmission Cooperative (AEG&T), Chugach issued refunds to AEG&T members HEA and MEA in the amount of $332,157 and $503,272, respectively, on July 25, 2000. Consistent with the Settlement Agreement, these refunds were based on demand and energy purchases retroactive to January 1, 1997. These refunds were in addition to the refunds issued earlier this year by Chugach in the amounts of $86,132 to HEA and $1,809,801 to MEA that represented uncontested amounts from the 1996 test year filing. As a result of the final order on the 1996 test year, wholesale demand and energy rates charged to HEA and MEA decreased 0.70 percent and 0.80 percent, respectively, effective on the August 2000 wholesale power bills.

A provision for wholesale rate refunds were recorded in 1997, 1998, 1999 and 2000, which totaled $2,651,361, to accommodate the refunds to AEG&T members HEA and MEA discussed above.

Power Production and Purchased Power expense increased from the third quarter 1999 to the third quarter 2000 due to an increase in fuel prices. Transmission expense increased and Distribution Maintenance expense decreased from third quarter 1999 to third quarter 2000, due to a shift in line clearing activity focus from distribution in 1999 to transmission in 2000. Distribution Operations and Consumer Accounts expense increased from the third quarter 1999 to third quarter 2000 due to an update to the clearing process for information services and garage expenses. This update shifted costs from the Administrative and General expense financial category to more appropriate functional areas of the company. This contributed to the decrease from the third quarter 1999 to the third quarter 2000 in administrative and general expense. Sales expense increased slightly in this period, compared to the same period last year, due to additional advertising expense related to new customer convenience service promotions. Depreciation expense increased, from third quarter 1999 to third quarter 2000, due to additional plant put into service during that time.

Interest on long-term debt increased in the third quarter 2000 over the same period last year as a result of the issuance of CoBank 7 bond in December 1999, as well as higher interest rates in 2000, which affect the long-term debt that carry variable interest rates. Interest Charged to Construction and Allowance for Funds Used During Construction (AFUDC) were higher in the third quarter 2000 due to significantly higher Construction Work in Progress (CWIP) balances compared to the third quarter 1999. Other Interest expense increased in the third quarter 2000 as compared to the same period in 1999 due to increased activity in the line of credit to fund the Beluga Unit 6 re-powering project, the Cooper Lake overhaul project and as a result of the debt- service payment made in mid September.

Financial Condition

Total assets increased by 1% from December 31, 1999, to September 30, 2000. The increase was due to an increase in electric plant in service and CWIP, related to the re-powering of Beluga Units 6 & 7 and the Cooper Lake overhaul. This, however, was offset by a decrease in cash and cash equivalents caused by the funding requirements to the above-mentioned projects and the decrease of accounts receivable. The decrease in accounts receivable was caused by the payment of wholesale power bills that were accrued but not paid by December 31, 1999, and the over-collection of the fuel surcharge in the past quarter. There was also an increase in prepayments due to the annual payment of the corporate insurance premium. Notable changes to total liabilities include the increase in notes payable due to borrowing activity in the first, second and third quarter, as well as the increase in bank overdraft due to the capital funding requirements needed to fund the Beluga Unit 6 re-powering and the Cooper Lake overhaul. This was offset by a decrease in accounts payable. There was also an increase in accrued salaries, wages and benefits due to overall increases in company-wide benefits, as well as increases associated with new contracts with the International Brotherhood of Electrical Workers (IBEW). Additionally, the fuel liability increased due to rising fuel prices and accrued interest decreased as a result of the September semi-annual bond payment.

Liquidity and Capital Resources

Chugach has satisfied its operational and capital cash requirements primarily through internally- generated funds, an annual $50 million line of credit from NRUCFC and a $35 million line of credit with CoBank. At September 30, 2000, there was no balance outstanding with NRUCFC, however, $5 million was acquired on October 11, 2000. This line of credit carried an interest rate of 8.550% as of November 2000. As of the same date, $33.9 million was outstanding with CoBank, however, an additional $1.1 million was acquired on October 10, 2000. This line of credit carried an interest rate of 8.15% as of November 2000.

Capital construction in 2000 is estimated at $34.2 million. At September 30, 2000, approximately $32.57 million has been expended. Capital improvement expenditures are expected to decrease in the fourth quarter due to the construction season winding down.

Chugach currently has no limit on supplemental indentures that facilitate borrowing from CoBank. At September 30, 2000, Chugach had bonds in the amount of $143 million outstanding under this financing arrangement. The balance is comprised of a $511 thousand bond (CoBank 1) which carries an interest rate of 8.95% maturing in 2002, a $10 million bond (CoBank 2) priced at 7.76% due in 2005, a $21.5 million bond (CoBank 3), priced at 5.60%, a $23.5 million bond (CoBank 4) priced at 5.60%, a $15 million bond (CoBank 5) priced at 5.60% due in 2002, 2007 and 2012, a $42.5 million bond (CoBank 6) carrying a variable interest rate currently priced at 8.15% (as of November 2000) and a $30 million bond (CoBank 7) carrying a variable interest rate currently priced at 8.15% (as of November 2000) both due in March, 2002. Principal payments on the CoBank 3 and 4 bonds commence in 2003 and continue through 2022. Additionally, Chugach has negotiated a similar supplemental indenture (Fifth Supplemental Indenture of Trust) with NRUCFC for $80 million. At September 30, 2000, there were no amounts outstanding under this financing arrangement.

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

OUTLOOK

Nationwide, the electric utility industry is entering a period of competition. Although there have been obstacles to overcome, Chugach still believes that electric utilities in Alaska will not be immune from competitive forces, however, the competitive marketplace seems more distant, as there has been little to no movement in that direction. Nevertheless, Chugach has taken several steps to more effectively position the organization to meet the challenge of a competitive market for electricity.

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

Environmental Matters

Chugach discovered polychlorinated biphenyls (PCB's) in paint, caulking and greases at the Cooper Lake Hydroelectric plant during initial phases of a turbine overhaul. Chugach has worked with the Federal Energy Regulatory Agency
(FERC) and the Environmental Protection Agency (EPA) to devise a method of dealing with the contamination and is conducting the appropriate mitigation. Meanwhile, the overhaul is continuing.

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

Interest rate risk - As of September 30, 2000, except for CoBank 6 and 7 which carry variable interest rates that are periodically repriced, Chugach's outstanding borrowings were at fixed interest rates. The following table provides information regarding cash flows (dollars in thousands):


                                                                                                              Fair

                               2001      2002      2003       2004      2005    Thereafter       Total        Value
                               ----      ----      ----       ----      ----    ----------       -----        -----
Long-term debt, including
current portion               $6,430   $82,910    $5,907    $6,447     $17,036   $199,920       $318,650    $329,902

Commodity price risk - Chugach's gas contracts provide for adjustments to gas prices based on fluctuations of certain commodity prices and indices. Fuel and purchased power costs are passed directly to Chugach's wholesale and retail customers through a fuel surcharge. Fluctuations in the price paid for gas pursuant to long-term gas supply contracts and changes in purchased power expense levels do not normally impact margins. The fuel surcharge mechanism mitigates the commodity price risk related to market fluctuations in the price of natural gas.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Chugach Electric Association, Inc., v. Matanuska Electric Association, Inc., 3AN-99-10830 CI
--------------------------------------------------------------------------------

For  additional  information,  refer to the discussion of this matter in Part I,
Item 3 - Legal Proceedings - LITIGATION - 3AN-99-10830 CI, of the Form 10-K filed by Chugach with respect to the annual report for the period ending December 31, 1999, and Part II, Item 1 - Legal Proceedings of the Form 10-Q filed by Chugach for the period ending March 31, 2000, and June 30, 2000. No material changes have occurred since the last report on this matter.

Chugach Electric Association, Inc., v. Alaska Public Utilities Commission, 3AN-98-11548 CI
--------------------------------------------------------------------------------

For  additional  information,  refer to the discussion of this matter in Part I,
Item 1 - Business - GENERAL - Competition, of the Form 10-K filed by Chugach with respect to the annual report for the period ending December 31, 1999, and
Part II, Item 1 - Legal Proceedings of the Form 10-Q filed by Chugach for the period ending March 31, 2000, and June 30, 2000. No material changes have occurred since the last report on this matter.

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

In the Matter of the Investigation into the Rates Changes Implemented by Chugach Electric Association, Inc., under TA 1718 (U-96-37) and In the Matter of the Tariff Revision, Designated as TA 195-8 by Chugach Electric Association, Inc., To Decrease the Wholesale Demand and Energy Rates of Homer Electric Association, Inc., and Matanuska Electric Association, Inc., (U-99-78) For additional information, refer to the discussion of this matter in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - RESULTS OF OPERATIONS - Current Year Quarter Versus Prior Year Quarter, of the Form 10-Q filed by Chugach for the period ending June 30, 2000. The parties and the RCA are in the process of reviewing the 1997 and 1998 Test Years to determine any refund amounts, which may result from review of the revenue requirements for each of these Test Years. Chugach does not anticipate refunds to be material for these Test Years.

Chugach Electric Association, Inc., v. Alaska Public Utilities Commission ,
Case No. 3AN 98-9775 CI
--------------------------------------------------------------------------------
For  additional  information,  refer to the discussion of this matter in Part I,
Item 1 - Business - GENERAL - Rate Regulation and Rates, of the Form 10-K filed by Chugach with respect to the annual report for the period ending December 31, 1999, and Part II, Item 1 - Legal Proceedings of the Form 10-Q filed by Chugach for the period ending June 30, 2000. The matter has been appealed to the Alaska Supreme Court by the appellee, Matanuska Electric Association, Inc., but not by the Commission.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Additional Information Regarding Treasury Rate-Lock

On March 17, 1999, Chugach entered into a Treasury rate-lock transaction with Lehman Brothers Financial Products Inc. (Lehman Brothers) for the purpose of taking advantage of favorable market interest rates in anticipation of refinancing Chugach's Series A Bonds due 2022 on their first call date (March 15, 2002). As of September 30, 2000, the aggregate principal amount of Series A Bonds due 2022 was $164,310,000. Under the Treasury rate-lock contract, Chugach will receive a lump-sum payment from Lehman Brothers on March 15, 2002, if the yield on 10- or 30-year Treasury bonds as of mid-February, 2002, exceeds a specified target level (5.653% and 5.838%, respectively). Conversely, on the same date, Chugach will be required to make a payment to Lehman Brothers if the yield on the 10- or 30-year Treasury bonds falls below its stated target yield. The treasury rate lock agreement had a yield to maturity value on November 13, 2000, that approximated $1,465,471.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Financial Data Schedule

     (b) Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended September 30, 2000.

                            SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CHUGACH ELECTRIC ASSOCIATION, INC.



                          By:     /s/Eugene N. Bjornstad
                                  Eugene N. Bjornstad, General Manager


                          Date:   November 13, 2000

                          By:     /s/Evan J. Griffith
                                  Evan J. Griffith
                                  Executive Manager, Finance & Energy Supply

                          Date:   November 13, 2000

EXHIBITS

Listed below are the exhibits which are filed as part of this Report:

Exhibit

Number                  Description                                         Page
10.52.5  Amendment to Line of Credit Agreement between Chugach and National Bank for Cooperatives (thirty-five million)
         dated September 13, 2000                                            19


27       Financial Data Schedule                                             **