Form 10-K/A
period 2000-12-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2001-04-09
CIK 878004

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                                (AMENDMENT NO. 1)

(x) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_____________________to___________________________

Commission file Number 33-42125

         Chugach Electric Association, Inc.
(Exact name of registrant as specified in its charter)

     Alaska                                              92-0014224
(State or other jurisdiction
of incorporation or organization)         (I.R.S. Employer Identification No.)

     5601 Minnesota Drive, Anchorage, Alaska                       99518
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (907) 563-7494

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
 ----------------------------      ---------------------------------------------
 ----------------------------      ---------------------------------------------

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

                                2000 Form 10-K/A

                                (Amendment No. 1)

                                  Annual Report

                                Table of Contents

                         PART I                                         Page

Item 1 - Business                                                          1

                         PART II

Item 7 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         9

Item 7A - Quantitative and Qualitative Disclosures About Market Risk      18

SIGNATURES                                                                20

                             INTRODUCTORY STATEMENT

         Chugach Electric Association, Inc. hereby amends Items 1, 7 and 7A of its Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 30, 2001, to correct MWh energy sales to customers stated in Item 1 and Item 7. Chugach has also included an update to current interest rates stated in Item 7, the value of the
Treasury-rate lock agreement stated in Item 7 and the current amount of short-term debt outstanding as stated in Item 7A.

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

         Sales to Customers

         The following table shows the energy sales to and electric revenues from our retail, wholesale, and economy energy customers for the year ended December 31, 2000:

                                                               Percent of Total

                                 MWh          2000 Revenues      2000 Revenues

Direct retail sales:
     Residential........       509,799       $   51,288,657             33%
     Commercial.........       586,352           47,248,033             31%
     Total..............     1,096,151       $   98,536,690             64%

Wholesale sales:
     MEA................       549,517        $  27,252,051             17%
     Homer..............       436,112           19,060,244             12%
     Seward.............        59,453            2,369,550              2%
     Total..............     1,045,082        $  48,681,845             31%

Economy energy sales(1)..      267,855       $    7,820,998              5%
Total sales to customers.    2,409,088         $155,039,533            100%
Miscellaneous energy revenue    ------       $    2,331,133
Total energy revenues                          $157,370,666

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

         During the past several years, we have had numerous disputes and engaged in substantial litigation with MEA regarding many aspects of our contractual relationship with it. For example, in October 1998, the Board of Directors of MEA announced that it had offered to acquire Chugach. Our Board of Directors rejected the MEA acquisition proposal. MEA circulated a petition and gathered a sufficient number of signatures from our members so that a special meeting of our members was called for the purpose of considering MEA's proposal. This meeting was held November 18, 1999, at which time our members overwhelmingly rejected the MEA proposal. No further action regarding this offer has been initiated by MEA. For a discussion of material pending litigation between MEA and us, refer to Part I, Item 3 - "Legal Proceedings," of the Form 10-K filed by Chugach with respect to the annual report for the period ending December 31, 2000.

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

         Load Forecasts

         The following table sets forth our projected load forecasts for the next five years:

     Load (MWh)    2001       2002           2003         2004         2005
Retail.......    1,118,259    1,138,639    1,162,634    1,187,001    1,213,582
Wholesale....    1,114,376    1,179,616    1,206,385    1,234,757    1,263,427
Economy......      260,000      260,000      260,000      260,000      260,000
Losses.......      138,428      142,505      145,613      148,847      152,218
       Total.....2,631,063    2,720,760    2,774,632    2,830,605    2,889,227

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

         Our annual base rate changes, excluding fuel surcharges, for retail and wholesale classes, for the years 1998 through 2000 were as follows:

                                2000                1999                 1998
  Retail                        0.00%               0.00%                0.00%
  Wholesale:
  Homer                        (0.70%)             (0.30%)               0.00%
  MEA                          (0.80%)             (3.80%)              (0.20%)
  Seward                        0.00%               0.00%              (15.00%)

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

       Year                   MWH Sold                 Operating Revenues

       2000                   2,409,088                    $158,541,114
       1999                   2,190,253                    $142,644,327
       1998                   2,055,963                    $141,825,373

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

         Expenses

         The major components of our operating expenses for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                     2000            1999            1998

    Power production             $  52,726,374  $  40,301,607   $  45,261,450
    Purchased power                  9,152,248      8,581,979       8,462,835
    Transmission                     3,828,630      3,813,438       2,771,652
    Distribution                     9,774,860      9,400,618       8,876,890
    Consumer accounts                5,275,455      4,387,421       4,177,980
    Sales expense                    1,112,804      1,227,908       1,125,410
    Administrative, general and
    other                           21,343,393     22,892,479      17,592,829
    Depreciation                    23,216,509     19,851,436      22,468,395
     Total operating expenses     $126,430,273   $110,456,886    $110,737,441

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

         Patronage Capital (Equity)

         Our patronage capital and total equity have shown steady growth. The following table summarizes our patronage capital and total equity position since 1998:

                                           2000           1999          1998
    Patronage capital at beginning
    of year                            $117,335,481  $109,622,996  $104,800,092
    Retirement of capital credits
    and estate payments                  (4,090,006)   (1,954,949)   (3,907,500)
    Assignable margins                    9,679,778     9,667,434     8,730,404
    Patronage capital at end of year    122,925,253   117,335,481   109,622,996
    Other equity                          5,890,087     5,189,164     4,400,300
    Total equity at end of year        $128,815,340  $122,524,645  $114,023,296

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

         Liquidity And Capital Resources

         We satisfy our operational and capital cash requirements primarily through internally-generated funds, a $50 million line of credit from CFC and a $35 million line of credit with CoBank. At December 31, 2000, there was $5 million outstanding with CFC. An additional $5 million was borrowed in January 2001, and an additional $10 million was borrowed in March 2001. The current outstanding balance as of March 2001 is $20 million. This line of credit bears interest at a variable rate, which was 8.550% as of December 31, 2000, and is currently 7.80% as of April 6, 2001. As of December 31, 2000, $35 million was outstanding under the CoBank line of credit. This line of credit bears interest at a variable rate, which was 8.20% as of December 31, 2000, and is currently 7.55% as of April 6, 2001. Additionally, we have negotiated a supplemental indenture with CFC authorizing a series of bonds in an amount of up to $80 million. At December 31, 2000, we had issued no bonds to CFC.

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

                               2001 $36.0 million

                               2002 $42.5 million

                               2003 $40.2 million

                               2004 $40.0 million

                               2005 $40.1 million

         We are a party to a Treasury rate-lock with respect to the refinancing of a portion of the 1991 Series A Bonds. The settlement date of this contract is March 15, 2002. At December 31, 2000, the Treasury-rate lock agreement had an estimated value of ($8.6) million. At April 6, 2001, the agreement had an estimated value of ($12.0) million. See "Quantitative and Qualitative Disclosures About Market Risk--Interest Rate Risk."

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
   *    Includes current portion

         We are exposed to market risk from changes in interest rates. A 100 basis-point change (up or down) would increase or decrease our interest expense by approximately $1,125,000, based on $112.5 million of variable debt outstanding at December 31, 2000. The CoBank and CFC lines of credit, under which we currently have $55 million in short-term debt outstanding, bear interest at variable rates.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 9, 2001.

                          CHUGACH ELECTRIC ASSOCIATION, INC.





                          By:     /s/ Eugene N. Bjornstad
                                  Eugene N. Bjornstad
                                  General Manager

                          Date:   April 9, 2001

                          By:     /s/ Evan J. Griffith
                                  Evan J. Griffith
                                  Executive Manager, Finance & Energy Supply
                                  (Principal Financial Officer)

                          Date:   April 9, 2001