Form 10-Q
period 2001-03-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2001-05-15
CIK 878004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


--------------------------------------------------------------------------------

                                    FORM 10-Q

--------------------------------------------------------------------------------


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001


                                       OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------



                         Commission file number 33-42125


                       CHUGACH ELECTRIC ASSOCIATION, INC.


                Incorporated pursuant to the Laws of Alaska State

--------------------------------------------------------------------------------


        Internal Revenue Service - Employer Identification No. 92-0014224

                    5601 Minnesota Drive, Anchorage, AK 99518
                                 (907) 563-7494

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes                        No

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                  CLASS                               OUTSTANDING AT MAY 1, 2001

                  NONE                                          NONE

                                                                     Page Number

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

PART I FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)                                   3

        Balance Sheets, March 31, 2001 and December 31, 2000               4

        Statements of Revenues, Expenses and Patronage
        Capital, Three Months Ended March 31, 2001 and 2000                6

        Statements of Cash Flows, Three Months Ended March 31,
        2001 and 2000                                                      7

        Notes to Financial Statements                                      8

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition                               1 1

Item 3. Quantitative and Qualitative Disclosures About Market Risk       1 5

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                1 7

Item 2. Changes in Securities and Use of Proceeds                        1 8

Item 3. Defaults Upon Senior Securities                                  1 8

Item 4. Submission of Matters to a Vote of Security Holders              1 8

Item 5. Other Information                                                1 8

Item 6. Exhibits and reports on Form 8-K                                 1 8

        Signatures                                                       1 9

        Exhibits                                                         2 0

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

                          PART I FINANCIAL INFORMATION

     Item 1.  Financial Statements

     The unaudited financial statements of Chugach for the quarter ended March 31, 2001 follow:

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                     Assets
                                     ------

                                                                             March 31, 2001          December 31, 2000
                                                                             --------------          -----------------

Utility plant

     Electric plant in service                                               $ 683,903,374             $ 687,127,130

     Construction work in progress                                              42,283,257                42,027,617
                                                                                ----------                ----------
                                                                               726,186,631               729,154,747

     Less accumulated depreciation                                           (259,545,385)             (259,999,872)
                                                                             -------------             -------------

         Net utility plant                                                     466,641,246               469,154,875
                                                                               -----------               -----------

Other property and investments, at cost:

     Nonutility property                                                             3,550                   443,555

     Investments in associated organizations                                     9,928,856                 9,857,153
                                                                                 ---------                 ---------
                                                                                 9,932,406                10,300,708
                                                                                 ---------                ----------

Current assets:

     Cash and cash equivalents                                                   5,276,709                 1,695,162

     Cash-restricted construction funds                                            358,368                   378,848

     Special deposits                                                              212,164                   212,163

     Accounts receivable, net                                                   14,637,465                19,200,912

     Fuel cost recovery                                                          5,709,259                 2,915,733

     Materials and supplies                                                     15,240,884                15,357,198

     Prepayments                                                                 1,666,093                   755,276

     Other current assets                                                          474,509                   332,246
                                                                                   -------                   -------

         Total current assets                                                   43,575,451                40,847,538
                                                                                ----------                ----------

Deferred charges                                                                25,008,541                19,442,859
                                                                                ----------                ----------
                                                                             $ 545,157,644             $ 539,745,980
                                                                             =============             =============

See accompanying notes to financial statements.

                            Liabilities and Equities
                            ------------------------


                                                                             March 31, 2001          December 31, 2000

                                                                             --------------          -----------------



Equities and margins:

     Memberships                                                               $ 1,020,308               $ 1,009,663

     Patronage capital                                                         126,376,024               122,925,253

     Other                                                                       4,810,151                 4,880,424
                                                                                 ---------                 ---------
                                                                               132,206,483               128,815,340
                                                                               -----------               -----------

Long-term obligations, excluding current Installments:

     Short-term borrowings refinanced                                           55,000,000                         0

     First Mortgage bonds payable                                              164,310,000               169,542,000

     National Bank for Cooperatives bonds payable                              142,500,000               142,677,945
                                                                               -----------               -----------
                                                                               361,810,000               312,219,945
                                                                               -----------               -----------

Current liabilities:

     Short-term borrowings                                                               0                40,000,000

     Current installments of long-term debt                                      5,580,267                 6,430,350

     Accounts payable                                                            3,479,449                 9,493,875

     Consumer deposits                                                           1,417,988                 1,324,213

     Accrued interest                                                            1,753,088                 5,861,390

     Salaries, wages and benefits                                                4,677,164                 4,586,407

     Fuel                                                                        7,400,106                 8,154,559

     Estimated settlement of rate lock agreement                                 4,819,443                         0

     Other current liabilities                                                     809,313                 1,434,562
                                                                                   -------                 ---------

         Total current liabilities                                              29,936,818                77,285,356
                                                                                ----------                ----------

     Deferred credits                                                           21,204,343                21,425,339
                                                                                ----------                ----------
                                                                             $ 545,157,644             $ 539,745,980
                                                                             =============             =============

See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
             Statements of Revenues, Expenses and Patronage Capital
                                   (Unaudited)

                                                                                    Three-months ended March 31
                                                                                   2001                      2000
                                                                                   ----                      ----
Operating revenues                                                            $ 45,195,577               $40,871,074

Operating expenses:
     Power production                                                           17,544,434                11,614,016

     Purchased power                                                             1,817,735                 2,427,280

     Transmission                                                                1,065,422                   969,735

     Distribution                                                                2,340,170                 2,857,442

     Consumer accounts/Information expense                                       1,324,858                 1,286,755

     Sales expense                                                                 130,564                   275,760

     Administrative, general and other                                           5,084,764                 4,519,116

     Depreciation and amortization                                               6,064,598                 5,753,352
                                                                                 ---------                 ---------
         Total operating expenses                                               35,372,545                29,703,456
                                                                                ----------                ----------

Interest:
     On long-term obligations                                                    6,162,587                 6,509,705

     On short-term obligations                                                     905,230                    60,860

     Charged to construction-credit                                              (377,146)                 (429,704)
                                                                                 ---------                 ---------
         Net interest expense                                                    6,690,671                 6,140,861
                                                                                 ---------                 ---------
         Net operating margins                                                   3,132,361                 5,026,757
                                                                                 ---------                 ---------

Nonoperating margins:
     Interest income                                                               153,574                   191,837

     Other                                                                         235,094                   157,499
                                                                                   -------                   -------
         Total nonoperating margins                                                388,668                   349,336
                                                                                   -------                   -------
         Assignable margins                                                      3,521,029                 5,376,093
                                                                                 =========                 =========

Patronage capital at beginning of period                                       122,925,253               117,335,481
                                                                               -----------               -----------

Retirement of capital credits and estate
Payments                                                                          (70,257)                  (58,431)
                                                                                  --------                  --------

Patronage capital at end of period                                           $ 126,376,024             $ 116,435,644
                                                                             =============             =============

See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                            Statements of Cash Flows
                                  (Unaudited)


                                                                                    Three-months ended March 31
                                                                                   2001                      2000
                                                                                   ----                      ----

Cash flows from operating activities:
Assignable margins                                                            $ 3,521,029                $ 5,376,093
                                                                              ------------               -----------

Adjustments to reconcile assignable margins to net cash provided (used) by operating activities:

     Depreciation and amortization                                               6,064,598                 5,753,352

         Changes in assets and liabilities:
     (Increase) decrease in assets:

     Fuel cost recovery                                                        (2,793,526)                   810,323
     Accounts receivable                                                         4,563,447                 1,846,990
     Prepayments                                                                 (910,817)                 (463,532)
     Materials and supplies                                                        116,314                 (133,606)
     Deferred charges                                                            (746,239)                 (310,657)
     Other                                                                         318,220                 (344,554)


     Increase (decrease) in liabilities:
     Accounts payable                                                          (6,014,426)               (2,530,392)
     Consumer deposits                                                              93,775                    36,933
     Accrued interest                                                          (4,108,302)               (4,500,892)
         Deferred credits                                                        (220,996)                 (161,285)
     Other                                                                     (1,288,945)                 (521,958)
                                                                               -----------                 ---------
         Net cash provided (used) by operating activities                      (1,405,868)                 4,856,814
                                                                               -----------                 ---------

Cash flows from investing activities:
     Extension and replacement of plant                                        (3,550,969)               (3,866,228)
     Investments in associated organizations                                      (71,703)                 (39,300)
                                                                                  --------                 --------
         Net cash used in investing activities                                 (3,622,672)               (3,905,528)
                                                                               -----------               -----------

Cash flows from financing activities:
     Short-term borrowings, net                                                 15,000,000                18,000,000
     Repayments of long-term obligations                                       (6,260,028)              (14,716,362)
     Retirement of patronage capital                                              (70,257)                  (58,431)
     Other                                                                        (59,628)                     3,973
                                                                                  --------                     -----
         Net cash provided by financing activities                               8,610,087                 3,229,180
                                                                                 ---------                 ---------

         Net increase in cash and cash equivalents                               3,581,547                 4,180,466

Cash and cash equivalents at beginning of period                               $ 1,695,162               $ 4,110,030
------------------------------------------------                               -----------               -----------

Cash and cash equivalents at end of period                                     $ 5,276,709               $ 8,290,496
------------------------------------------                                     ===========               ===========

Supplemental disclosure of cash flow information - interest                     10,798,973                10,641,753
                                                                                ==========                ==========
expense paid, net of amounts capitalized

See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements
                                   (Unaudited)

     1.  Presentation of Financial Information

     During interim periods, Chugach follows the accounting policies set forth in its audited financial statements included in Form 10-K filed with the Securities and Exchange Commission, unless otherwise noted. Users of interim financial information are encouraged to refer to the footnotes contained in Chugach's Form 10-K when reviewing interim financial results. The accompanying unaudited interim financial statements reflect all adjustments, which are, in the opinion of management necessary to a fair statement of the results for the interim periods presented.

     Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

     2.  Refinancing

     2001 Series A Bonds

     On April 17, 2001, Chugach issued $150,000,000 of 2001 Series A Bonds, for the purpose of retiring indebtedness outstanding under existing lines of credit and outstanding bonds, for capital expenditures and for general working capital. The lines of credit had an aggregate outstanding principal balance of $55,000,000, as of March 31, 2001, are renewable annually and bore interest at variable annual rates ranging from 7.70% to 8.05% as of March 31, 2001, and 7.55% to 7.80% at April 17, 2001. The variable-rate bonds retired had an aggregate outstanding principal balance of $72,500,000, as of March 31, 2001, would have matured in 2002 and bore interest at a variable rate that was 7.70% as of March 31, 2001 and 7.55% on April 17, 2001.

     The $55,000,000 of short-term borrowings has been reflected as long-term obligations due to the refinancing in April 2001 discussed above.

     The 2001 Series A Bonds will mature on March 15, 2011 and bear interest at 6.55% per annum. Interest will be paid semi-annually on March 15 and September 15 of each year commencing with September 15, 2001. The 2001 Series A Bonds are secured by a first lien on substantially all of Chugach's assets. The first lien will be automatically released when all bonds issued by Chugach prior to April 1, 2001 cease to be outstanding or their holders consent to conversion to unsecured status. Thereafter, the 2001 Series A Bonds will be unsecured obligations, ranking equally with Chugach's other unsecured and unsubordinated obligations.




     1991 Series A Bonds

     In May 2001, Chugach reacquired $10,000,000 of its Series A 2022 Bonds at a price of 111%. Total transaction cost, including accrued interest and premium, was $11,242,178. The premium paid will be reflected as a regulatory asset.

     3.  Lines of credit

     Chugach maintains a line of credit of $35 million with CoBank, ACB, (CoBank). The CoBank line of credit expires August 1, 2001 but is subject to annual renewal. At March 31, 2001, $35 million was outstanding on this line of credit at an interest rate of 7.70%. In addition, the Association has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At March 31, 2001, there was $20 million outstanding on this line of credit at an interest rate of 8.05%. The outstanding balance was repaid in April 2001. The NRUCFC line of credit expires October 14, 2002, but is subject to annual renewal.

     4.  Changes in Accounting Principles

     Chugach entered into a US Treasury Rate Lock Agreement consisting of notional amount of $196 million 10-year and of $18.7 million 30-year U.S. Treasury, on March 17, 1999 with Lehman Brothers Financial Products Inc. (Lehman) for the purpose of taking advantage of favorable interest rates in anticipation of the probable refinancing of our Series A Bonds due 2022 on their first call date of March 15, 2002. The Series A bonds are callable at a 9.14% premium. As of January 1, 2001 and March 31, 2001, the aggregate principal amount of the Series A Bonds was $164,310,000.

     Under the US Treasury Rate Lock Agreement, we will receive a lump-sum payment on March 15, 2002, if the yield on 10 and 30 year Treasury bonds as of mid-February 2002, exceeds a specified target level (5.653% and 5.838%, respectively.) Conversely, on the same date, we will be required to make a payment if the yield on the 10 and 30 Treasury bond falls below the target yields.

     Chugach adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, effective January 1, 2001. This new standard requires all derivative financial instruments to be reflected on the balance sheet. As of January 1, 2001 and March 31, 2001, we have established a regulatory asset of $8.6 million and $4.8 million, respectively, and a liability for the same amount. The regulatory asset and liability will be adjusted for changes in the estimated value of the US Treasury Rate Lock Agreement entered into by us. Management believes it is probable the regulatory asset will be recovered through rates.

     On May 11, 2001, Chugach terminated the $18.7 million U.S. Treasury portion of the U.S. Treasury Rate Lock Agreement in receipt of payment of $10,000 by Lehman.

     5.  Environmental Matters

     Chugach discovered polychlorinated biphenyls ("PCBs") in paint caulk and grease at the Cooper Lake Hydroelectric Plant during initial phases of a turbine overhaul. We are implementing a plan approved by the Environmental Protection Agency to remediate the PCBs in the plant. Chugach is conducting an investigation to determine whether any PCBs released from the plant are present in Kenai Lake. We do not have an estimate at this time of the potential costs involved in the investigation and we do not know whether any additional remediation will be required. Management believes costs of this endeavor will be recoverable through rates and therefore will have no material impact on the financial condition or results of operations.

6.   Segment Reporting


     The Association had divided its operations into two reportable segments:
     Energy and Internet service. The energy segment derives its revenues from sales of electricity to residential, commercial and wholesale customers, while the Internet segment derives its revenues from provision of residential and commercial internet services and products. Management evaluates a segment's performance based upon profit or loss from operations. The Internet segment was sold on March 20, 2001. The following is a tabulation of business segment information year to date as of March 31, 2001 and 2000:

             Operating Revenues                  2001                 2000
             ------------------                  ----                 ----
             Internet                         $196,074             $315,534
             Energy                        $44,999,503          $40,555,540
                                           -----------          -----------
               Total operating revenues    $45,195,577          $40,871,074
                                           ===========          ===========
             Assignable Margins
             Internet                       ($167,310)           ($192,418)
             Energy                         $3,688,339           $5,568,511
                                            ----------           ----------
               Total assignable margins     $3,521,029           $5,376,093
                                            ==========           ==========
             Assets
             Internet                               $0             $680,964
             Energy                       $545,157,644         $518,602,253
                                          ------------         ------------
               Total assets               $545,157,644         $519,283,217
                                          ============         ============
             Capital Expenditures
             Internet                               $0             $135,377
             Energy                         $3,550,969           $3,730,851
                                            ----------           ----------
               Total capital expenditures   $3,550,969           $3,866,228
                                            ==========           ==========

7.   Legal Proceedings

     On July 7, 1999, Matanuska Electric Association, Inc. (MEA) filed a complaint against Chugach asserting that Chugach violated the parties' Power Supply Agreement in several different matters. Chugach and MEA each have filed various motions in the case. A hearing is scheduled for June
     1, 2001, at which time the court proposes to set a trial date.
     Discovery in this matter is still in its preliminary stages. While a trial date has not yet been set offically, the parties seek a trial in February 2002. Because of the preliminary nature of the case, we are not able to estimate the costs of our participation.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Reference is made to the information contained under the caption "CAUTION REGARDING FORWARD-LOOKING STATEMENTS" at the beginning of this Report.

     For certain information concerning a U.S. Treasury Rate Lock transaction entered into by Chugach in March 1999, reference is made to information appearing in Part I, Item 3 "Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk." of this Report.

     RESULTS OF OPERATIONS

     Current Year Quarter Versus Prior Year Quarter

     Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased by $4.3 million, or 11%, for the quarter ended March 31, 2001 over the same quarter in 2000. The increase in revenues was due to increased fuel prices, resulting in increased revenue collected through the fuel surcharge mechanism. Economy energy sales were lower due to decreased sales to Golden Valley Electric Association, (GVEA). Increased fuel prices has made it more economical for GVEA to produce their own power, rather than purchase it from Chugach. An increase in other miscellaneous revenue from first quarter 2000 to first quarter 2001 was attributed to new business venture revenues, as well as increased wheeling revenue from Municipal Light and Power, (ML&P).

     Retail demand and energy rates did not change in the first quarter of 2001 compared to the first quarter of 2000. Over this same period, the wholesale demand and energy rates charged to Homer Electric Association, (HEA) and Matanuska Electric Association, (MEA) decreased by 0.7 percent and 0.8 percent, respectively. Wholesale demand and energy rates charged to Seward Electric System, (SES) did not change in this quarter compared to the same quarter last year.

     In February 2001, Chugach submitted a request with the Regulatory Commission of Alaska, (RCA) to extend the power sales agreement between Chugach and the City of Seward scheduled to terminate September 1, 2001 to January 31, 2006. In April 2001, the Regulatory Commission of Alaska conditionally approved the extension. The agreement is currently being finalized, in conformity with those conditions, with final RCA approval expected in the near future.

     In April 2001, Chugach received final regulatory approval of its 1997 revenue requirement filing, which indicated that no refunds were required.

     Chugach submitted its 1998 test year revenue requirement filing to the Regulatory Commission of Alaska in February 2001. A hearing to resolve the outstanding issues associated with the filing was scheduled for May 2001 but that hearing date has been vacated and the parties are awaiting a new hearing date. Management believes the resolution of the issues will not have a material effect on Chugach.

     Chugach will be submitting a general rate case, based on the 2000 test year, to the Regulatory Commission of Alaska at the end of second quarter, 2001. The results of this filing, when adjudicated may result in a modest rate increase.

     Power production expense increased by $5.9 million, or 51%, from the first quarter 2000 to the first quarter 2001 due to an increase in fuel prices and maintenance. Purchased power expense decreased by $610 thousand, or 26%, for the quarter ended March 31, 2001, compared to the same period in 2000 due to less purchases from the Nikiski Power Plant, as the Nikiski Power Plant was offline. Distribution maintenance expense decreased by $517 thousand, or 19%, in this period compared to the same period last year, due to damage and outages caused by avalanches in the first quarter of 2000. Administrative, general and other expenses increased by $566 thousand, or 13%, for the three-month period ended March 31, 2001 as a result of increased labor costs associated with new labor contracts and an increase in pension costs.

     Interest on long-term debt decreased due to lower interest rates in the first quarter of 2001 compared to the first quarter of 2000. Interest charged to construction saw a minimal decrease in the first quarter of 2001 compared to the same period in 2000 due to the capitalization of the majority of the construction work in progress added during 2000. Other interest expense increased by $844 thousand, from the first quarter of 2000 to the first quarter of 2001 due to higher outstanding balances on the lines of credit in 2001.

     Other nonoperating margins were higher for the quarter ended March 31, 2001, compared to the same period in 2000 due to patronage capital credits received from CoBank in the first quarter of 2001. This, however, was offset by the decrease in Allowance for Funds Used During Construction (AFUDC) during the first quarter 2001 compared to the same quarter last year, due to the lower CWIP balances in 2001.

     Sale of a Segment

     As of March 20, 2001, Chugach sold to GCI Communication Corporation the bulk of our internet service provider assets related to dial-up services (excluding DSL services). The aggregate purchase price was $759,049 at closing, with a potential for additional amounts, not to exceed $85,850, based on the number of subscriber accounts retained during the ninety-day transition period following closing. Chugach is also to receive service fees for technical and other transition services during such period billed on a time-and-materials basis. The transaction resulted in a minimal gain.

     Financial Condition

     Total assets increased by $5.4 million, or 1%, from December 31, 2000 to March 31, 2001. This increase was due to a $5.6 million, or 29%, increase in deferred charges, attributed in part to the recording of the estimated regulatory asset associated with the liability established for the rate lock agreement. There was also a $3.6 million increase to cash and cash equivalents. This was associated with the increased borrowing activity in the first quarter of 2001, which left a higher balance at March 31, 2001. There was also a $2.8 million, or 96%, increase in fuel cost recovery caused by higher than anticipated generation at Bernice Lake due to unanticipated maintenance at the Beluga Power Plant. There was also an increase in prepayments of $911 thousand, or 121%, due in part to increased insurance renewals. These increases were partially offset by a $4.6 million, or 24%, decrease in accounts receivable caused by the payment of wholesale power bills that were accrued but not paid at December 31, 2000. Net utility plant decreased by $2.5 million due to the retirement of plant, along with the accumulated depreciation, associated with the Beluga Unit #6 upgrade. Notable changes to total liabilities include the $4.8 million recording of the estimated settlement value of the rate lock agreement, in compliance with FASB 133, as well as an increase of $15 million in short-term borrowings, which has been reflected on the balance sheet as long-term obligations due to the refinancing in April 2001. This was offset by the decrease of $5.2 million in first mortgage bonds resulting from the March bond payment. There was also a decrease of $6.0 million in accounts payable due to the payment of year end accruals and the decrease of $4.1 million in accrued interest due to the March semi-annual bond payment.

     Liquidity and Capital Resources

     Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $50 million line of credit from NRUCFC and a $35 million line of credit with CoBank. At March 31, 2001, there was $20 million outstanding with NRUCFC, which carried an interest rate of 8.05% as of March 31, 2001. This was re-priced on April 1, 2001 to 7.80%. The balance was paid in full with proceeds from the $150 million bond offering on April 17, 2001. At March 31, 2001, there was $35 million outstanding under the CoBank line of credit, which carried an interest rate of 7.70% as of March 31, 2001. This was re-priced on April 7, 2001 to 7.55%. The balance was also paid in full with proceeds from the $150 million bond offering on April 17, 2001.

     Chugach has negotiated a supplemental indenture (Seventh Supplemental Indenture of Trust) that eliminated the maximum aggregate amounts of bonds the Association may issue under the agreement. At March 31, 2001, Chugach had the following bonds outstanding under this financing arrangement.

                                                    Interest rate at                              Principal Payment
          Bond              Principal balance        March 31, 2001          Maturity Date              Dates


        CoBank 1                  $348,267               8.95%                   2002                2001 - 2002
        CoBank 2               $10,000,000               7.76%                   2005                   2005
        CoBank 3               $21,500,000               5.60%                   2022                2003 - 2022
        CoBank 4               $23,500,000               5.60%                   2022                2003 - 2022
        CoBank 5               $15,000,000               5.60%                   2012                2002 - 2012
        CoBank 6               $42,500,000               7.70%*                  2002                   2002
        CoBank 7               $30,000,000               7.70%*                  2002                   2002

         Total                $142,848,267

     *Indicates variable interest rate

     Additionally, Chugach has negotiated a similar supplemental indenture (Fifth Supplemental Indenture of Trust) with NRUCFC for $80 million. At March 31, 2001 there was no amounts outstanding under this financing arrangement.

     Capital construction in 2001 is estimated at $36.3 million. At March 31, 2001, approximately $3.6 million had been expended. Capital improvement expenditures are expected to increase in the upcoming second and third quarters as the construction season begins in April and extends into October.

     On April 17, 2001, Chugach issued $150 million of bonds in a public offering. The CoBank 6 and CoBank 7 Bonds were redeemed in full with a portion of the proceeds from this offering. For additional information, refer to Part I, Item I - Notes to Financial Statements (Unaudited) - Refinancing.

     Chugach is a party to a U.S. Treasury Rate Lock Agreement with respect to the probable refinancing of a portion of the 1991 Series A Bonds. The settlement date of this contract is March 15, 2002. At March 31, 2001, the U.S. Treasury Rate Lock Agreement had an estimated value of ($4.8) million. At May 4, 2001, the agreement had an estimated value of ($6.6) million. On May 11, 2001, Chugach terminated a portion of the agreement in receipt of payment of $10,000. See Item 3 "Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk."

     Chugach management continues to expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 2001 and thereafter.
     OUTLOOK

     Electric industry deregulation has suffered a major setback with the industry deterioration in California. The competitive marketplace, in Alaska, now seems quite distant and there is no movement in that direction.

     In the recent past Chugach has been active at the Alaska Legislature in support of the customer's right to choose their electric power provider. Virtually all Alaska utilities opposed Chugach's efforts to develop competition and no movement in that direction currently exists.

     To insure readiness for competition and to build organizational experience and expertise in competitive-type business, Chugach operates with three divisions: Finance and Energy Supply, Transmission and Distribution Network Services and Retail Services. Chugach also operates a key account program for larger customers and has developed several new services to enhance existing customer satisfaction.

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

     Environmental Matters

     Chugach discovered polychlorinated biphenyls ("PCBs") in paint caulk and grease at the Cooper Lake Hydroelectric Plant during initial phases of a turbine overhaul. We are implementing a plan approved by the Environmental Protection Agency to remediate the PCBs in the plant. We are also conducting an investigation to determine whether any PCBs released from the plant are present in Kenai Lake. We do not have an estimate at this time of the potential costs involved in the investigation and we do not know whether any additional remediation will be required. Management believes costs of this endeavor will be recoverable through rates and therefore will have no material impact on the financial condition or results of operations.

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Chugach is exposed to a variety of risks, including changes in interest rates and changes in commodity prices due to repricing mechanisms inherent in gas supply contracts. In the normal course of our business, we manage our exposure to these risks as described below. Chugach does not engage in trading market risk-sensitive instruments for speculative purposes.

     Interest Rate Risk

     As of March 31, 2001, except for two bonds issued to CoBank carrying variable interest rates that were periodically re-priced and subsequently paid in full with proceeds from the $150 million public bond offering on April 17, 2001, all of our outstanding long-term borrowings were at fixed interest rates with varying maturity dates. The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of March 31, 2001.

--------------------- ---------- ---------- --------- -------- ----------- ------------- ----------- -----------
                                                                                                       Fair
                        2001       2002       2003     2004       2005      Thereafter     Total       Value
                        ----       ----       ----     ----       ----      ----------     -----       -----
Total Debt*
--------------------- ---------- ---------- --------- -------- ----------- ------------- ----------- -----------
--------------------- ---------- ---------- --------- -------- ----------- ------------- ----------- -----------

--------------------- ---------- ---------- --------- -------- ----------- ------------- ----------- -----------
--------------------- ---------- ---------- --------- -------- ----------- ------------- ----------- -----------
Fixed rate                 $170    $10,410    $5,907   $6,447     $17,036      $199,920    $239,890    $258,588
--------------------- ---------- ---------- --------- -------- ----------- ------------- ----------- -----------
--------------------- ---------- ---------- --------- -------- ----------- ------------- ----------- -----------

--------------------- ---------- ---------- --------- -------- ----------- ------------- ----------- -----------
--------------------- ---------- ---------- --------- -------- ----------- ------------- ----------- -----------
Average
interest rate             8.95%      6.90%     8.62%    8.62%       8.12%         8.22%       8.17%
--------------------- ---------- ---------- --------- -------- ----------- ------------- ----------- -----------
--------------------- ---------- ---------- --------- -------- ----------- ------------- ----------- -----------

--------------------- ---------- ---------- --------- -------- ----------- ------------- ----------- -----------
--------------------- ---------- ---------- --------- -------- ----------- ------------- ----------- -----------
Variable rate**         $55,000    $72,500        $0       $0          $0            $0    $127,500    $127,500
--------------------- ---------- ---------- --------- -------- ----------- ------------- ----------- -----------
--------------------- ---------- ---------- --------- -------- ----------- ------------- ----------- -----------

--------------------- ---------- ---------- --------- -------- ----------- ------------- ----------- -----------
--------------------- ---------- ---------- --------- -------- ----------- ------------- ----------- -----------
Average                   7.83%      7.70%                                                    7.75%
interest rate
--------------------- ---------- ---------- --------- -------- ----------- ------------- ----------- -----------

     *   Includes current portion
     ** All variable-rate debt was refinanced on April 17, 2001 with a portion of the proceeds from Chugach's issuance of $150 million of 6.55% interest-only bonds due in 2011.

     On March 17, 1999, Chugach entered into a U.S. Treasury Rate Lock Agreement, consisting of notional amount of $196 million 10-year and of $18.7 million 30-year U.S. Treasury, with Lehman Brothers Financial Products Inc. (Lehman Brothers) for the purpose of taking advantage of favorable market interest rates in anticipation of refinancing Chugach's Series A Bonds Due 2022 on their first call date (March 15, 2002). As of March 31, 2001, the aggregate principal amount of Series A Bonds due 2022 was $164,310,000. Under the Treasury rate lock contract, Chugach will receive a lump-sum payment from Lehman Brothers on March 15, 2002, if the yield on 10- or 30-year Treasury bonds as of mid-February, 2002, exceeds a specified target level (5.653% and 5.838%, respectively). Conversely, on the same date, Chugach will be required to make a payment to Lehman Brothers if the yield on the 10- or 30-year Treasury bonds falls below its stated target yield. The fair value of the treasury rate lock agreement on May 4, 2001, approximated $(6,647,262). A 10 basis-point change (up or down) in the prevailing yield on both 10-year and 30-year Treasury bonds would change the value of the rate lock agreement (up or down) by approximately $1.7 million.

     On May 11, 2001, Chugach terminated the $18.7 million U.S. Treasury portion of the U.S. Treasury Rate Lock Agreement in receipt of payment of $10,000 by Lehman Brothers.

     Commodity Price Risk

     Our gas contracts provide for adjustments to gas prices bases on fluctuations of certain commodity prices and indices. Because purchased power costs are passed directly to our wholesale and retail customers through a fuel surcharge, fluctuations in the price paid for gas pursuant to long-term gas supply contracts do not normally impact margins. The fuel surcharge mechanism mitigates the commodity price risk related to market fluctuations in the price of purchased power.

                            PART II OTHER INFORMATION

     Item 1. Legal Proceedings

     Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc. 3AN-99-8152 (Omnibus case)

     On July 7, 1999, Matanuska Electric Association, Inc., (MEA) filed a complaint against Chugach Electric Association, Inc., (Chugach) in Alaska Superior Court in Anchorage, asserting that Chugach violated the parties' Power Supply Agreement, (Agreement) in failing to provide MEA with information about several different matters that MEA asserts could affect the cost of the power MEA purchases from Chugach. MEA also asserted that Chugach violated the Agreement in the management of its long-term bond indebtedness, violated Alaska statutes and Chugach's bylaws in the manner in which it conducted a special meeting in 1999, and violated the Agreement in failing to follow a certain procedure prior to filing its 2000 test year general rate case.

     Chugach has filed several motions for partial summary judgment that have been granted, eliminating MEA's claims relating to Chugach's 1999 special meeting, holding that a certain Arthur Andersen report was properly withheld, and holding that certain matters considered by Chugach's Board in executive session were properly withheld.

     On March 5, 2001, Chugach filed a Motion for Partial Summary Judgement seeking dismissal of MEA's financial mismanagement claim, on the grounds that there is no genuine issue of material fact regarding whether Chugach properly managed its long-term bond indebtedness. Chugach relied substantially on the fact that MEA's financial experts did not opine that Chugach had acted unreasonably. On March 13, 2001, MEA filed a motion asking the court to deny Chugach's Motion for Partial Summary Judgment and instead reopen expert witness discovery so it could add additional experts. MEA's motion has been scheduled for oral argument on June 1, 2001, at which time the court also proposes to set a trial date.

     Discovery in this matter is still in its preliminary stages. While a trial date has not yet been set officially, the parties seek a trial in February 2002. Because of the preliminary nature of the case, we are not able to estimate the costs of our participation.

     For additional information, refer to the discussion of this matter in Part I, Item 3 - Legal Proceedings, Matanuska Electric Association, Inc., v. Chugach Electric Association, Inc., 3AN 99-8152CI of the Form 10-K filed by Chugach with respect to the annual report period ended December 31, 2000.

     Item 2. Changes in Securities and Use of Proceeds

     Not applicable

     Item 3. Defaults Upon Senior Securities

     Not applicable

     Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

     Item 5. Other Information

     On April 26, 2001, the Bylaws and the Articles of Incorporation of the Registrant were amended. Article I, Section 1 of the Bylaws and Article III, Section 2 of the Articles of Incorporation were changed to simplify existing language and clarify that any legally recognized entity is eligible to become a member of Chugach.

     Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

              Bylaws of the Registrant (as amended April 26, 2001).

              Confirmation for partial termination of U.S. dollar Treasury rate lock transaction to be subject to 1992 Master Agreement between the Registrant and Lehman Brothers Financial Products, Inc. dated May 11, 2001.

(b)      Reports on Form 8-K:

              No reports on Form 8-K were filed for the quarter ended March 31, 2001

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            CHUGACH ELECTRIC ASSOCIATION, INC.



                            By:      /s/ Lee Thibert for Eugene N. Bjornstad

                                     Eugene N. Bjornstad
                                     General Manager

                            Date:    May 14, 2001



                            By:      /s/ Evan J. Griffith

                                     Evan J. Griffith
                                     Executive Manager, Finance & Energy Supply

                            Date:    May 14, 2001

                                    EXHIBITS

           Listed below are the exhibits which are filed as part of this Report:

 Exhibit Number                       Description                                       Page

     3.2        Bylaws of the Registrant (as amended April 26, 2001)                     21

   10.49        Confirmation for partial termination of U.S. dollar Treasury             36
                rate-lock transaction to be subject to 1992 Master Agreement between the Registrant and Lehman Brothers Financial Products
                Inc. dated May 11, 2001.
