Form 10-Q
period 2001-06-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2001-08-14
CIK 878004

CHUGACH ELECTRIC ASSOCIATION, INC.
                                      INDEX




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


                  For the quarterly period ended June 30, 2001


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

--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X                       No

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                  CLASS                     OUTSTANDING AT AUGUST 1, 2001

                  NONE                                NONE

                                                                     Page Number

CAUTION REGARDING FORWARD-LOOKING STATEMENTS                               3

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                   3

        Balance Sheets, June 30, 2001 and December 31, 2000                4

        Statements of Revenues, Expenses and Patronage Capital, Three and
        Six Months Ended June 30, 2001 and 2000                            6

        Statements of Cash Flows, Six Months Ended June 30, 2001 and 2000  7

        Notes to Financial Statements                                      8

Item 2. Management's Discussion and Analysis of Results of Operations
        and Financial Condition                                          1 0

Item 3. Quantitative and Qualitative Disclosures About Market Risk       1 6

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                1 8

Item 2. Changes in Securities and Use of Proceeds                        1 8

Item 3. Defaults Upon Senior Securities                                  1 9

Item 4. Submission of Matters to a Vote of Security Holders              1 9

Item 5. Other Information                                                1 9

Item 6. Exhibits and reports on Form 8-K                                 1 9

        Signatures                                                       2 0

        Exhibits                                                         2 1

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

                          PART I FINANCIAL INFORMATION

     Item 1.  Financial Statements

     The unaudited financial statements of Chugach for the quarter ended June 30, 2001 follow:

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 BALANCE SHEETS
                                   (Unaudited)



                             Assets
                             ------

                                                                             June 30, 2001           December 31, 2000
                                                                             -------------           -----------------
Utility plant

     Electric plant in service                                               $ 704,064,948             $ 687,127,130

     Construction work in progress                                              30,209,136                42,027,617
                                                                                ----------                ----------
                                                                               734,274,084               729,154,747

     Less accumulated depreciation                                           (255,965,252)             (259,999,872)
                                                                             -------------             -------------

         Net utility plant                                                     478,308,832               469,154,875
                                                                               -----------               -----------

Other property and investments, at cost:

     Nonutility property                                                             3,550                   443,555

     Investments in associated organizations                                     9,927,076                 9,857,153
                                                                                 ---------                 ---------
                                                                                 9,930,626                10,300,708
                                                                                 ---------                ----------

Current assets:

     Cash and cash equivalents                                                   5,901,724                 1,695,162

     Cash-restricted construction funds                                            436,244                   378,848

     Special deposits                                                              212,164                   212,163

     Accounts receivable, net                                                   17,367,431                19,200,912

     Fuel cost recovery                                                          4,105,825                 2,915,733

     Materials and supplies                                                     15,513,856                15,357,198

     Prepayments                                                                 1,303,069                   755,276

     Other current assets                                                          217,873                   332,246
                                                                                   -------                   -------

         Total current assets                                                   45,058,186                40,847,538
                                                                                ----------                ----------

Deferred charges                                                                26,081,601                19,442,859
                                                                                ----------                ----------
                                                                             $ 559,379,245             $ 539,745,980
                                                                             =============             =============

See accompanying notes to financial statements.

                    Liabilities and Equities
                    ------------------------

                                                                              June 30, 2001           December 31, 2000
                                                                              -------------           -----------------
Equities and margins:

     Memberships                                                               $ 1,032,223               $ 1,009,663

     Patronage capital                                                         125,743,981               122,925,253

     Other                                                                       4,795,476                 4,880,424
                                                                                 ---------                 ---------
                                                                               131,571,680               128,815,340
                                                                               -----------               -----------

Long-term obligations, excluding current Installments:

     2001 Series A bonds payable                                               150,000,000                         0

     First Mortgage bonds payable                                              154,310,000               169,542,000

     National Bank for Cooperatives bonds payable                               65,000,000               142,677,945
                                                                                ----------               -----------
                                                                               369,310,000               312,219,945
                                                                               -----------               -----------

Current liabilities:

     Short-term borrowings                                                               0                40,000,000

     Current installments of long-term debt                                     10,580,267                 6,430,350

     Accounts payable                                                            3,595,248                 9,493,875

     Consumer deposits                                                           1,450,685                 1,324,213

     Accrued interest                                                            6,603,796                 5,861,390

     Salaries, wages and benefits                                                4,518,002                 4,586,407

     Fuel                                                                        7,186,099                 8,154,559

     Estimated settlement of rate lock agreement                                 3,431,384                         0

     Other current liabilities                                                     943,764                 1,434,562
                                                                                   -------                 ---------

         Total current liabilities                                              38,309,245                77,285,356
                                                                                ----------                ----------

     Deferred credits                                                           20,188,320                21,425,339
                                                                                ----------                ----------
                                                                             $ 559,379,245             $ 539,745,980
                                                                             =============             =============

See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
             Statements of Revenues, Expenses and Patronage Capital
                                   (Unaudited)



                                                                 Three months ended June 30 Six months ended June 30

                                                                 2001               2000              2001               2000
                                                                 ----               ----              ----               ----

Operating revenues                                          $ 39,018,695      $ 36,185,683       $ 84,214,272       $ 77,056,757

Operating expenses:
     Power production                                         15,132,787        11,752,363         32,677,221         23,366,379

     Purchased power                                           2,153,516         2,188,159          3,971,251          4,615,439

     Transmission                                                805,511           571,900          1,870,933          1,541,635

     Distribution                                              2,435,425         2,088,968          4,775,595          4,946,410

     Consumer accounts/Information expense                     1,293,400         1,461,881          2,618,258          2,748,636

     Sales expense                                                90,541           252,090            221,105            527,850

     Administrative, general and other                         4,636,545         5,188,626          9,721,309          9,707,742

     Depreciation and amortization                             6,240,878         5,679,268         12,305,476         11,432,620
                                                               ---------         ---------         ----------         ----------
         Total operating expenses                             32,788,603        29,183,255         68,161,148         58,886,711
                                                              ----------        ----------         ----------         ----------

Interest:
     On long-term obligations                                  6,924,727         6,201,277         13,087,314         12,710,982

     On short-term obligations                                   186,557           472,679          1,091,787            533,539

     Charged to construction-credit                             (73,474)         (559,485)          (450,620)          (989,189)
                                                                --------         ---------          ---------          ---------
         Net interest expense                                  7,037,810         6,114,471         13,728,481         12,255,332
                                                               ---------         ---------         ----------         ----------
         Net operating margins                                 (807,718)           887,957          2,324,643          5,914,714
                                                               ---------           -------          ---------          ---------

Nonoperating margins:
     Interest income                                             226,608           191,181            380,182            390,018

     Other                                                       (3,989)            68,993            231,105            226,492
                                                                 -------            ------            -------            -------
         Total nonoperating margins                              222,619           267,174            611,287            616,510
                                                                 -------           -------            -------            -------
         Assignable margins                                    (585,099)         1,155,131          2,935,930          6,531,224
                                                               =========         =========          =========          =========

Patronage capital at beginning of period                     126,376,024       122,653,143        122,925,253        117,335,481
                                                             -----------       -----------        -----------        -----------

Retirement of capital credits and estate payments
                                                                (46,944)          (81,396)          (117,202)          (139,827)
                                                                --------          --------          ---------          ---------

Patronage capital at end of period                         $ 125,743,981     $ 123,726,878      $ 125,743,981      $ 123,726,878
                                                           =============     =============      =============      =============

See accompanying notes to financial statements.

                     CHUGACH ELECTRIC ASSOCIATION, INC.
                         Statement of Cash Flows
                               (Unaudited)

                                                                                           Six-months ended June 30
                                                                                             2001            2000
                                                                                             ----            ----
Cash flows from operating activities:

Assignable margins                                                                        $ 2,935,930      $ 6,531,224
                                                                                          ------------     -----------

Adjustments to reconcile assignable margins to net cash provided (used) by operating activities:

     Depreciation and amortization                                                          12,305,476      11,432,620

     Changes in assets and liabilities:
     (Increase) decrease in assets:

     Fuel cost recovery                                                                    (1,190,092)       1,647,793
     Accounts receivable                                                                     1,833,481       5,232,729
     Prepayments                                                                             (547,793)       (183,210)
     Materials and supplies                                                                  (156,658)         114,407
     Deferred charges                                                                      (3,207,358)         263,816
     Other                                                                                     496,981          58,009

     Increase (decrease) in liabilities:
     Accounts payable                                                                      (5,898,627)     (4,179,339)
     Consumer deposits                                                                         126,472          47,310
     Accrued interest                                                                          742,406       (437,758)
         Deferred credits                                                                  (1,237,019)     (2,826,214)
     Other                                                                                 (1,527,663)         259,024
                                                                                           -----------         -------
         Net cash provided by operating activities                                           4,675,536      16,312,618
                                                                                             ---------      ----------

Cash flows from investing activities:

     Extension and replacement of plant                                                   (21,459,433)    (18,749,700)
     Investments in associated organizations                                                  (69,923)        (38,707)
                                                                                              --------       --------
         Net cash used in investing activities                                            (21,529,356)    (18,788,407)
                                                                                          ------------    ------------

Cash flows from financing activities:

     Short-term borrowings, net                                                           (40,000,000)      26,000,000
     Proceeds from long-term debt                                                          150,000,000               0
     Repayments of long-term obligations                                                  (88,760,028)    (24,716,361)
     Retirement of patronage capital                                                         (117,202)       (139,827)
     Other                                                                                    (62,388)          38,554
                                                                                              --------          ------
         Net cash provided by financing activities                                          21,060,382       1,182,366
                                                                                            ----------       ---------

         Net increase in cash and cash equivalents                                           4,206,562     (1,293,423)

Cash and cash equivalents at beginning of period                                           $ 1,695,162     $ 4,110,030
------------------------------------------------                                           -----------     -----------

Cash and cash equivalents at end of period                                                 $ 5,901,724     $ 2,816,607
------------------------------------------                                                 ===========     ===========

Supplemental disclosure of cash flow information - interest expense paid, net of           $12,986,075     $12,693,090
                                                                                           ===========     ===========
amounts capitalized

Non-Cash Transaction - Estimated settlement of rate lock agreement                          $3,431,384              $0

                                                                                            ==========              ==

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

     2.  Refinancing

     2001 Series A Bonds

     On April 17, 2001, Chugach issued $150,000,000 of 2001 Series A Bonds, for the purpose of retiring indebtedness outstanding under existing lines of credit and outstanding bonds, for capital expenditures and for general working capital. The lines of credit had an aggregate outstanding principal balance of $55,000,000, as of April 17, 2001, are renewable annually and bore interest at variable annual rates ranging from 7.55% to 7.80% at April 17, 2001. The variable-rate bonds retired had an aggregate outstanding principal balance of $72,500,000, as of April 17, 2001, would have matured in 2002 and bore interest at a variable rate that was 7.55% on April 17, 2001.

     The 2001 Series A Bonds will mature on March 15, 2011, and bear interest at 6.55% per annum. Interest will be paid semi-annually on March 15 and September 15 of each year commencing with September 15, 2001. The 2001 Series A Bonds are secured by a first lien on substantially all of Chugach's assets. The first lien will be automatically released when all bonds issued by Chugach prior to April 1, 2001, cease to be outstanding or their holders consent to conversion to unsecured status. Thereafter, the 2001 Series A Bonds will be unsecured obligations, ranking equally with Chugach's other unsecured and unsubordinated obligations.

     1991 Series A Bonds

     In May 2001, Chugach reacquired $10,000,000 of its Series A 2022 Bonds at a price of 111%. Total transaction cost, including accrued interest and premium, was $11,242,178. The premium paid will be reflected as a regulatory asset and amortized over the life of the 2001 Series A Bonds.

     3.  Lines of Credit

     Chugach maintains a line of credit of $35 million with CoBank, ACB, (CoBank). The CoBank line of credit expires August 1, 2002, but is subject to annual renewal. At June 30, 2001, there was no outstanding balance on this line of credit. In addition, the Association has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At June 30, 2001, there was no outstanding balance on this line of credit. The NRUCFC line of credit expires October 14, 2002, but is subject to annual renewal.

     4.  Changes in Accounting Principles

     Chugach entered into a US Treasury Rate Lock Agreement consisting of notional amount of $196.0 million 10-year and $18.7 million 30-year U.S. Treasuries on March 17, 1999, with Lehman Brothers Financial Products, Inc. (Lehman) for the purpose of taking advantage of favorable interest rates in anticipation of the probable refinancing of our 1991 Series A Bonds due 2022 on their first call date of March 15, 2002. On May 11, 2001, Chugach terminated the $18.7 million U.S. Treasury portion of the U.S. Treasury Rate Lock Agreement in receipt of payment of $10,000 by Lehman. The Series A bonds are callable at a 9.14% premium. As of June 30, 2001, the aggregate principal amount of the Series A Bonds was $154,310,000.

     Under the US Treasury Rate Lock Agreement, we will receive a lump-sum payment on March 15, 2002, if the yield on 10-year Treasury bonds as of mid-February 2002, exceeds a specified target level (5.653%.) Conversely, on the same date, we will be required to make a payment if the yield on the 10-year Treasury bond falls below the target yields.

     Chugach adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, effective January 1, 2001. This new standard requires all derivative financial instruments to be reflected on the balance sheet. As of June 30, 2001, we have established a regulatory asset of $3.4 million and a liability for the same amount. The regulatory asset and liability will be adjusted for changes in the estimated value of the US Treasury Rate Lock Agreement entered into by us. Management believes it is probable the regulatory asset will be recovered through rates.

     5.  Environmental Matters

     Chugach discovered polychlorinated biphenyls (PCBs) in paint, caulk and grease at the Cooper Lake Hydroelectric Plant during initial phases of a turbine overhaul. An Environmental Protection Agency (EPA) approved plan was implemented to remediate the PCBs in the plant. As a condition of its approval of the license amendment for the overhaul project, the Federal Energy Regulatory Commission (FERC) required Chugach to also investigate the presence of PCBs in Kenai Lake. A sampling plan was developed by Chugach in consultation with various agencies and approved by FERC. In 2000 Chugach sampled sediments and fish collected from Kenai Lake and other waters. While extremely low levels of PCBs were found in some sediment samples taken near the plant, no pathway from sediment to fish was established. Additional sediment sampling and analysis in this area is being performed. While the presence of PCBs in fish did not reveal amounts above background levels, Chugach is conducting additional sampling and analysis of fish in Kenai Lake and other waters. A report will be provided to FERC on the results of the additional fish and sediment sampling by December 31, 2001. Management believes the costs of this work will be recoverable through rates and therefore will have no material impact on the financial condition or results of operations.

     6.  Legal Proceedings

     On July 7, 1999, Matanuska Electric Association, Inc., (MEA) filed a complaint against Chugach asserting that Chugach violated the parties' Power Supply Agreement in several different ways. Chugach and MEA have each filed various motions in the case. While a trial date has not yet been set, the parties seek a trial in February 2002. We are not able to estimate the costs of our participation. This case is described in greater detail under
     Part II, Other Information, Item 1 Legal Proceedings, Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc. 3AN-99-8152 (Omnibus case).

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

     RESULTS OF OPERATIONS

     Current Year Quarter Versus Prior Year Quarter

     In general, net margins decreased due to a $923 thousand, or 15%, increase in net interest expense, a $562 thousand, or 10% increase in depreciation expense and the remaining is due to a decline in kilowatt hour sales due to warmer weather.

     Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased by $2.8 million, or 8.0%, for the quarter ended June 30, 2001, over the same quarter in 2000. This increase was due to increased fuel prices, resulting in increased revenue collected through the fuel surcharge mechanism. Economy energy sales were lower due to decreased sales to Golden Valley Electric Association (GVEA). Increased fuel prices have made it more economical for GVEA to produce their own power rather than purchase from Chugach.

     Retail demand and energy rates did not change in the second quarter of 2001 compared to the second quarter of 2000. Over this same period, the wholesale demand and energy rates charged to Homer Electric Association, Inc. (HEA) and Matanuska Electric Association, Inc. (MEA) decreased by 0.7 percent and 0.8 percent, respectively. Wholesale demand and energy rates charged to Seward Electric System (SES) did not change this quarter compared to the same quarter last year.

     In February 2001, Chugach submitted a request with the Regulatory Commission of Alaska (RCA) to extend the power sales agreement between Chugach and the City of Seward, scheduled to terminate September 1, 2001, to January 31, 2006. The RCA conditionally approved the extension in April 2001. Final regulatory approval of the Agreement was gained on June 7, 2001.

     In April 2001 Chugach received final regulatory approval of its 1997 revenue requirement filing, which indicated that no rate refunds were required.

     Chugach submitted its 1998 test year revenue requirement filing to the Regulatory Commission of Alaska in February 2001. A hearing to resolve the outstanding issues associated with the filing is scheduled for September 2001. Management believes the resolution of the remaining issues will not have a material effect on Chugach.

     Chugach submitted a general rate case based on the 2000 test year to the Regulatory Commission of Alaska on July 10, 2001. The filing requests base rate increases of 4.0 percent on an interim basis and 6.5 percent on a permanent basis. Chugach has requested that the interim base rate increase become effective for billings rendered during September 2001. If approved, the 4.0 percent increase will result in approximately $1.6 million in additional revenue in 2001 or $4.7 million on an annualized basis. The interim rate increase proposal is based on a normalized test year and a system ratemaking Times Interest Earned Ratio (TIER) of 1.35.

     Chugach requested a permanent system base rate increase of 6.5 percent, which Chugach anticipates becoming effective during 2002. In contrast to Chugach's traditional TIER-based approach to establishing rates, which was used to establish the 4.0 percent interim rate increase, Chugach's permanent base rate increase was established on the basis of return on rate base. The permanent rate increase for electric operations is based on a return of 7.0 percent, or $28.3 million in interest expense and $10.8 million in margins. The interest and margin requirements yield an equivalent system TIER of 1.44.

     If approved, the 6.5 percent permanent base rate increase will result in $7.5 million in annualized revenue, or approximately $2.8 million above the annualized interim increase.

     Power production expense increased by $3.4 million, or 29%, from the second quarter 2000 to second quarter 2001 due to an increase in fuel prices. Purchased power expense decreased by $35 thousand, or 2%, for the quarter ended June 30, 2001, compared to the same period in 2000 due to the Nikiski power plant being offline until June 2001. Transmission and Distribution expense increased by $234 thousand, or 41% and $346 thousand, or 17%, respectively, in this period compared to the same period last year, due to Federal Emergency Management Agency (FEMA) proceeds received in the second quarter 2000 for avalanche damage in the first quarter of 2000. Consumer Accounts and Information expense, Sales expense and Administrative, general and other expense decreased respectively by $168 thousand, or 12%, $162 thousand, or 64% and $552 thousand, or 11% from the second quarter 2000 to the second quarter 2001 all due to the sale of the ISP business venture in March 2001. Depreciation expense increased by $562 thousand, or 10%, due to project close-outs in the second quarter of 2001, compared to the second quarter of 2000.

     Interest on long-term debt increased by $723 thousand or 12%, due to the $150 million of lower interest rate 2001 Series A Bonds issued in the second quarter of 2001. Interest charged to construction saw a decrease of $486 thousand, or 87% in the second quarter of 2001 compared to the same period in 2000 due to lower construction work in progress balances during the second quarter. Other interest expense decreased by $286 thousand or 61%, due to lower outstanding balances on the lines of credit in the second quarter of 2001.

     Other nonoperating margins were lower for the quarter ended June 30, 2001, compared to the same period in 2000 due to the decrease in Allowance for Funds Used During Construction (AFUDC) during the second quarter due to lower Construction Work in Progress (CWIP) balances in 2001. This was offset by higher inventory write-offs in the second quarter of 2000 compared to the same quarter in 2001.

     Current Year to Date Versus Prior Year to Date

     In general, net margins decreased due to a $1.5 million, or 12%, increase in net interest expense, an $873 thousand, or 8% increase in depreciation expense and the remaining is due to a decline in kilowatt hour sales due to warmer weather.

     Operating revenues increased by $7.2 million, or 9%, for six months ended June 30, 2001, over the same period in 2000. The increase was due to increased fuel prices, resulting in increased revenue collected through the fuel surcharge mechanism. Economy energy sales were lower due to decreased sales to GVEA.

     Power production increased by $9.3 million, or 40%, in the first six months of 2001, compared to the same period in 2000 due to higher fuel costs. Purchased power expense decreased by $644 thousand, or 14%, because we made no purchases from the Soldotna Unit #1 because it was offline while it was moved to Nikiski. Transmission expense increased by $329 thousand, or 21%, due to increased line clearing as a result of Spruce Bark Beetle killed trees. Sales expense decreased by $307 thousand, 58%, due to the sale of the Internet business in March 2001. Depreciation expense increased by $873 thousand, or 8%, due to the close-out of $65 million of CWIP in late 2000. Net interest increased by $1.5 million, or 12%, due to the transactions associated with the 2001 Series A Bonds issued in April 2001.

     Financial Condition

     Total assets increased by $19.6 million, or 4%, from December 31, 2000, to June 30, 2001. This increase was due to a $6.6 million, or 34%, increase in deferred charges, attributed in part to the recording of the estimated regulatory asset associated with the liability established for the rate lock agreement and the financing charges associated with the $150 million public bond offering in April 2001. There was a $9.2 million, or 2%, increase in net utility plant caused by the completion of several projects, including the Cooper Lake overhaul, the Supervisory Control and Data Acquisition (SCADA) upgrade, and the International Generating Terminal
     (IGT) auxiliaries improvement, as well as miscellaneous distribution projects. This, however, was offset by the retirement of assets related to Beluga Unit #6 and Unit #7, as well as assets retired from Cooper Lake. There was also a $4.2 million increase to cash and cash equivalents. This was associated with funds received from the public bond offering in April 2001, which left a higher balance at June 30, 2001. There was a $1.2 million, or 41%, increase in fuel cost recovery due to higher than anticipated fuel prices, as well as lower output from Bradley Lake. These increases were partially offset by a $1.8 million, or 10%, decrease in accounts receivable caused by the payment of wholesale power bills that were accrued but not paid at December 31, 2000. Notable changes to total liabilities include the $3.4 million recording of the estimated settlement value of the rate lock agreement, in compliance with FASB 133. There were several variances associated with the public bond offering in April 2001. These included a $742 thousand, or 13%, increase in accrued interest, as well as an increase of $57.1 million, or 18%, in long-term obligations, offset, however, by the reacquired bonds in May 2001. There was also an increase of $4.1 million, or 65%, in current installments of long-term debt due to the first installment of CoBank 5 due in June of 2002. This was offset by the decrease of $40 million in short-term borrowings, which was also associated with the public bond offering in April 2001. There was also a decrease of $5.9 million in accounts payable due to the payment of year-end accruals.

     Liquidity and Capital Resources

     Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $50 million line of credit from NRUCFC and a $35 million line of credit with CoBank. At June 30, 2001, there was no outstanding balance with NRUCFC or CoBank.

     Chugach has negotiated a supplemental indenture (Seventh Supplemental Indenture of Trust) that eliminated the maximum aggregate amounts of bonds the Association may issue under the agreement. At June 30, 2001, Chugach had the following bonds outstanding under this financing arrangement.

                                                 Interest rate at June                            Principal Payment
          Bond              Principal balance           30, 2001             Maturity Date              Dates


        CoBank 1                  $348,267               8.95%                   2002                2001 - 2002
        CoBank 2               $10,000,000               7.76%                   2005                   2005
        CoBank 3               $21,500,000               5.60%                   2022                2003 - 2022
        CoBank 4               $23,500,000               5.60%                   2022                2003 - 2022
        CoBank 5               $15,000,000               5.60%                   2012                2002 - 2012

         Total                 $70,348,267

     Additionally, Chugach has negotiated a similar supplemental indenture (Fifth Supplemental Indenture of Trust) with NRUCFC for $80 million. At June 30, 2001 there was no amount outstanding under this financing arrangement.

     Capital construction in 2001 is estimated at $36.3 million. At June 30, 2001, approximately $21.5 million had been expended. Capital improvement expenditures are expected to increase in the upcoming third quarter as the construction season began in April and extends into October.

     On April 17, 2001, Chugach issued $150,000,000 of 2001 Series A Bonds, for the purpose of retiring indebtedness outstanding under existing lines of credit and outstanding bonds, for capital expenditures and for general working capital. The lines of credit had an aggregate outstanding principal balance of $55,000,000, as of April 17, 2001, are renewable annually and bore interest at variable annual rates ranging from 7.55% to 7.80% at April 17, 2001. The variable-rate bonds retired had an aggregate outstanding principal balance of $72,500,000, as of April 17, 2001, would have matured in 2002 and bore interest at a variable rate that was 7.55% on April 17, 2001.

     The 2001 Series A Bonds will mature on March 15, 2011, and bear interest at 6.55% per annum. Interest will be paid semi-annually on March 15 and September 15 of each year commencing with September 15, 2001. The 2001 Series A Bonds are secured by a first lien on substantially all of Chugach's assets. The first lien will be automatically released when all bonds issued by Chugach prior to April 1, 2001, cease to be outstanding or their holders consent to conversion to unsecured status. Thereafter, the 2001 Series A Bonds will be unsecured obligations, ranking equally with Chugach's other unsecured and unsubordinated obligations.

     Chugach is a party to a U.S. Treasury Rate Lock Agreement with respect to the probable refinancing of a portion of the 1991 Series A Bonds. The settlement date of this contract is March 15, 2002. At June 30, 2001, the U.S. Treasury Rate Lock Agreement had an estimated value of $(3,431,384). At August 13, 2001, the agreement had an estimated value of $(8,721,384). On May 11, 2001, Chugach terminated a portion of the agreement in receipt of payment of $10,000. See Item 3 "Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk."

     Chugach management continues to expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 2001 and thereafter.

     Changes in Accounting Principles

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The provisions of Statement 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Chugach believes the adoption of Statement 141 and 142 will have no impact on Chugach's financial statements.

     OUTLOOK

     Electric industry deregulation has suffered a major setback with the industry deterioration in California. The competitive marketplace in Alaska now seems quite distant and there is no movement in that direction.

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

     Environmental Matters

     Chugach discovered polychlorinated biphenyls ("PCBs) in paint, caulk and grease at the Cooper Lake Hydroelectric Plant during initial phases of a turbine overhaul. An Environmental Protection Agency (EPA) approved plan was implemented to remediate the PCBs in the plant. As a condition of its approval of the license amendment for the overhaul project, the FERC required Chugach to also investigate the presence of PCBs in Kenai Lake. A sampling plan was developed by Chugach in consultation with various agencies and approved by FERC. In 2000 Chugach sampled sediments and fish collected from Kenai Lake and other waters. While extremely low levels of PCBs were found in some sediment samples taken near the plant, no pathway from sediment to fish was established. Additional sediment sampling and analysis in this area is being performed. While the presence of PCBs in fish did not reveal amounts above background levels, Chugach is conducting additional sampling and analysis of fish in Kenai Lake and other waters. A report will be provided to FERC on the results of the additional fish and sediment sampling by December 31, 2001. Management believes the costs of this work will be recoverable through rates and therefore will have no material impact on the financial condition or results of operations.

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Chugach is exposed to a variety of risks, including changes in interest rates and changes in commodity prices due to repricing mechanisms inherent in gas supply contracts. In the normal course of our business, Chugach manages its exposure to these risks as described below. Chugach does not engage in trading market risk-sensitive instruments for speculative purposes.

     Interest Rate Risk

     As of June 30, 2001, all of our outstanding long-term borrowings were at fixed interest rates with varying maturity dates. The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of June 30, 2001.


                                                                                                        Fair
                         2001       2002       2003     2004       2005      Thereafter     Total       Value
Total Debt*              ----       ----       ----     ----       ----      ----------     -----       -----


Fixed rate                 $170    $10,410    $5,907   $6,447     $17,036      $339,920    $379,890    $393,944


Average
interest rate             8.95%      6.90%     8.62%    8.62%       8.12%         7.50%       7.55%

     *   Includes current portion

     On March 17, 1999, Chugach entered into a U.S. Treasury Rate Lock Agreement, consisting of notional amount of $196 million 10-year and of $18.7 million 30-year U.S. Treasuries, with Lehman Brothers Financial Products, Inc. (Lehman) for the purpose of taking advantage of favorable market interest rates in anticipation of refinancing Chugach's Series A Bonds Due 2022 on their first call date (March 15, 2002). As of June 30, 2001, the aggregate principal amount of Series A Bonds due 2022 was $154,310,000. On May 11, 2001, Chugach terminated the $18.7 million U.S. Treasury portion of the U.S. Treasury Rate Lock Agreement in receipt of payment of $10,000 by Lehman Brothers. Under the Treasury rate lock contract, Chugach will receive a lump-sum payment from Lehman Brothers on March 15, 2002, if the yield on 10-year Treasury bonds as of mid-February, 2002, exceeds a specified target level (5.653%). Conversely, on the same date, Chugach will be required to make a payment to Lehman Brothers if the yield on the 10-year Treasury bonds falls below its stated target yield. The fair value of the treasury rate lock agreement on August 13, 2001, approximated $(8.7) million. A 10 basis-point change (up or down) in the prevailing yield on 10-year Treasury bonds would change the value of the rate lock agreement (up or down) by approximately $1.4 million.

     Commodity Price Risk

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

                             PART II OTHER INFORMATION

     Item 1. Legal Proceedings

     Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc. 3AN-99-8152 (Omnibus case)

     On July 7, 1999, Matanuska Electric Association, Inc., (MEA) filed a complaint against Chugach Electric Association, Inc., (Chugach) in Alaska Superior Court in Anchorage, asserting that Chugach violated the parties' Power Supply Agreement, (Agreement) in failing to provide MEA with information about several different matters that MEA asserts could affect the cost of the power MEA purchases from Chugach. MEA also asserted that Chugach violated the Agreement in the management of its long-term bond indebtedness, violated Alaska statutes and Chugach's bylaws in the manner in which it conducted a special meeting in 1999 and violated the Agreement in failing to follow a certain procedure prior to filing its 2000 test-year general rate case.

     Chugach has filed several motions for partial summary judgment that have been granted, eliminating MEA's claims relating to Chugach's 1999 special meeting, holding that a certain Arthur Andersen report was properly withheld, and holding that certain matters considered by Chugach's Board in executive session were properly withheld.

     On March 5, 2001, Chugach filed a Motion for Partial Summary Judgement seeking dismissal of MEA's financial mismanagement claim, on the grounds that there is no genuine issue of material fact regarding whether Chugach properly managed its long-term bond indebtedness. Chugach relied substantially on the fact that MEA's financial experts did not opine that Chugach had acted unreasonably. On March 13, 2001, MEA filed a motion asking the court to deny Chugach's Motion for Partial Summary Judgment and instead reopen expert witness discovery so it could add additional experts. MEA's motion was granted allowing MEA to use additional expert witnesses. Briefing of Chugach's Motion for Partial Summary Judgement continues and oral argument on this motion has not been set.

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

     Not applicable

     Item 3. Defaults Upon Senior Securities

     Not applicable

     Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

     Item 5. Other Information

     On April 26, 2001 at the Registrant's annual membership meeting, the members approved amendments to the Registrant's Bylaws and Articles of Incorporation. Included in the amendments were changes to allow any legally recognized entity to be eliglble to become a member of Chugach, to conform the bylaws to actual practice concerning the termination of members who fail to comply with Association regulations and to permit voting electronically over the Internet when allowed by state statute.

     The Regulatory Commission of Alaska approved of the proposed amendment to the contract for power sales to the City of Seward on June 7, 2001. The amendment extends the term of the agreement to January 31, 2006, provides protections for Chugach in the event of a sale of the Seward utility, allows for the rate terms of the contract to be re-opened after the Commission has made a final decision in Chugach's General Rate Case and allows for Seward to provide notice to Chugach that the contract is terminated effective 12 months from the effective final order of the Commission in the General Rate Case in the event that new price terms are not agreed.


     Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

         Articles of Incorporation (as amended April 26, 2001).

         Revised Amendment No. 1 to Agreement for the Sale and Purchase of Electric Power and Energy between the Registrant and the City of Seward dated effective as of June 7, 2001.

         Second Amendment to the Nikiski Cogeneration Plant System Use and Dispatch Agreement between the Registrant and Alaska Electric Generation and Transmission Cooperative, Inc. dated effective June 1, 2001.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended June 30, 2001

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

                             Date:    August 14, 2001



                             By:      /s/ Evan J. Griffith

                                      Evan J. Griffith
                                      Executive Manager, Finance & Energy Supply

                             Date:    August 14, 2001

                                   EXHIBITS

     Listed below are the exhibits which are filed as part of this
     Report:


     Exhibit Number             Description                                                                Page

          3.1          Articles of Incorporation (as amended April 26, 2001)                                22

         10.4          Revised Amendment No. 1 to Agreement for the Sale and Purchase of Electric           26
                       Power and Energy between the Registrant and the City of Seward dated effective July 9, 2001.

        10.39          Second Amendment to the Nikiski Cogeneration Plant System Use and Dispatch           29
                       Agreement between the Registrant and Alaska Electric Generation and
                       Transmission Cooperative, Inc. dated effective June 1, 2001.

