Form 10-Q
period 2001-09-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2001-11-14
CIK 878004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


--------------------------------------------------------------------------------
                                    FORM 10-Q

--------------------------------------------------------------------------------

      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001


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

                  CLASS                     OUTSTANDING AT NOVEMBER 1, 2001

                  NONE                                 NONE

                                                                     Page Number

CAUTION REGARDING FORWARD-LOOKING STATEMENTS                                  3

PART I FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)                                3

              Balance Sheets, September 30, 2001, and December 31, 2000       4

              Statements of Revenues, Expenses and Patronage Capital, Three
              and Nine Months Ended September 30, 2001, and 2000              6

              Statements of Cash Flows, Nine Months Ended September 30, 2001,
              and 2000                                                        7

              Notes to Financial Statements                                   8

Item 2.       Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                       1 0

Item 3.       Quantitative and Qualitative Disclosures About Market Risk    1 7

PART II OTHER INFORMATION

Item 1.       Legal Proceedings                                             1 8

Item 2.       Changes in Securities and Use of Proceeds                     1 9

Item 3.       Defaults Upon Senior Securities                               1 9

Item 4.       Submission of Matters to a Vote of Security Holders           1 9

Item 5.       Other Information                                             1 9

Item 6.       Exhibits and reports on Form 8-K                              1 9

              Signatures                                                    2 0

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

                          PART I: FINANCIAL INFORMATION

     Item 1.  Financial Statements

     The unaudited financial statements of Chugach for the quarter ended September 30, 2001, follow:

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 BALANCE SHEETS


                                                                        (Unaudited)
                             Assets                                  September 30, 2001        December 31, 2000
                             ------                                  ------------------        -----------------
Utility plant

     Electric plant in service                                               $ 703,708,999             $ 687,127,130

     Construction work in progress                                              37,697,915                42,027,617
                                                                                ----------                ----------
                                                                               741,406,914               729,154,747

     Less accumulated depreciation                                           (260,069,559)             (259,999,872)
                                                                             -------------             -------------

         Net utility plant                                                     481,337,355               469,154,875
                                                                               -----------               -----------

Other property and investments, at cost:

     Nonutility property                                                             3,550                   443,555

     Investments in associated organizations                                     9,937,216                 9,857,153
                                                                                 ---------                 ---------
                                                                                 9,940,766                10,300,708
                                                                                 ---------                ----------

Current assets:

     Cash and cash equivalents, including repurchase agreements                  5,842,617                 1,695,162

     Cash-restricted construction funds                                            180,293                   378,848

     Special deposits                                                              222,163                   212,163

     Accounts receivable, less provisions for doubtful accounts                 19,490,052                19,200,912

     Fuel cost recovery                                                          1,606,783                 2,915,733

     Materials and supplies                                                     14,981,362                15,357,198

     Prepayments                                                                 1,512,434                   755,276

     Other                                                                         352,925                   332,246
                                                                                   -------                   -------

         Total current assets                                                   44,188,629                40,847,538
                                                                                ----------                ----------

Deferred charges                                                                37,954,701                19,442,859
                                                                                ----------                ----------
                                                                             $ 573,421,451             $ 539,745,980
                                                                             =============             =============

See accompanying notes to financial statements.

                                                                         (Unaudited)
                    Liabilities and Equities                         September 30, 2001        December 31, 2000
                    ------------------------                         ------------------        -----------------

Equities and margins:

     Memberships                                                               $ 1,046,623               $ 1,009,663

     Patronage capital                                                         125,670,594               122,925,253

     Other                                                                       4,726,846                 4,880,424
                                                                                 ---------                 ---------
                                                                               131,444,063               128,815,340
                                                                               -----------               -----------

Long-term obligations, excluding current Installments:

     2001 Series A bonds payable                                               150,000,000                         0

     First Mortgage bonds payable                                              154,310,000               169,542,000

     National Bank for Cooperatives bonds payable                               65,000,000               142,677,945
                                                                                ----------               -----------
                                                                               369,310,000               312,219,945
                                                                               -----------               -----------

Current liabilities:

     Short-term borrowings                                                       5,000,000                40,000,000

     Current installments of long-term obligations                              10,409,945                 6,430,350

     Accounts payable                                                            3,487,720                 9,493,875

     Consumer deposits                                                           1,548,300                 1,324,213

     Accrued interest                                                            1,402,741                 5,861,390

     Salaries, wages and benefits                                                4,709,359                 4,586,407

     Fuel                                                                        9,278,144                 8,154,559

     Estimated settlement of rate lock agreement                                15,684,930                         0

     Other                                                                       1,411,570                 1,434,562
                                                                                 ---------                 ---------

         Total current liabilities                                              52,932,709                77,285,356
                                                                                ----------                ----------

     Deferred credits                                                           19,734,679                21,425,339
                                                                                ----------                ----------
                                                                             $ 573,421,451             $ 539,745,980
                                                                             =============             =============

See accompanying notes to financial statements.

                      CHUGACH ELECTRIC ASSOCIATION, INC.
             Statements of Revenues, Expenses and Patronage Capital
                                   (Unaudited)


                                                           Three-months ended Sept 30            Nine-months ended Sept 30

                                                                 2001               2000              2001               2000
                                                                 ----               ----              ----               ----

Operating revenues                                          $ 42,186,684       $37,201,515      $ 126,400,956      $ 114,258,272

Operating expenses:
     Power production                                         14,910,711        12,890,904         47,587,932         36,257,283

     Purchased power                                           5,176,508         2,456,575          9,147,759          7,072,014

     Transmission                                                860,666           949,998          2,731,599          2,491,633

     Distribution                                              2,484,640         2,574,665          7,260,234          7,521,075

     Consumer accounts/Information expense                     1,424,496         1,247,316          4,042,754          3,995,952

     Sales expense                                               130,946           289,372            352,051            817,221

     Administrative, general and other                         4,229,961         5,035,824         13,951,269         14,743,566

     Depreciation and amortization                             6,373,276         5,747,653         18,678,752         17,180,273
                                                               ---------         ---------         ----------         ----------
         Total operating expenses                             35,591,202        31,192,307        103,752,350         90,079,017
                                                              ----------        ----------        -----------         ----------

Interest:
     On long-term obligations                                  7,029,623         6,245,878         20,116,937         18,856,861

     On short-term obligations                                    14,166           549,767          1,105,954          1,083,306

     Charged to construction-credit                            (363,665)         (717,281)          (814,285)        (1,706,470)
                                                               ---------         ---------          ---------        -----------
         Net interest expense                                  6,680,125         6,078,364         20,408,606         18,333,697
                                                               ---------         ---------         ----------         ----------
         Net operating margins                                  (84,643)          (69,156)          2,240,000          5,845,558
                                                                --------          --------          ---------          ---------

Nonoperating margins:
     Interest income                                             156,645           123,217            536,828            513,235

     Other                                                      (29,743)            97,044            201,362            323,536
                                                                --------            ------            -------            -------
         Total nonoperating margins                              126,903           220,261            738,190            836,771
                                                                 -------           -------            -------            -------
         Assignable margins                                       42,260           151,105          2,978,190          6,682,329
                                                                  ======           =======          =========          =========

Patronage capital at beginning of period                     125,743,981       123,726,878        122,925,253        117,335,481
                                                             -----------       -----------        -----------        -----------

Retirement of capital credits and estate payments
                                                               (115,647)         (147,717)          (232,849)          (287,544)
                                                               ---------         ---------          ---------          ---------

Patronage capital at end of period                         $ 125,670,594     $ 123,730,266      $ 125,670,594      $ 123,730,266
                                                           =============     =============      =============      =============

See accompanying notes to financial statements.

                               CHUGACH ELECTRIC ASSOCIATION, INC.
                                   Statement of Cash Flows
                                         (Unaudited)

                                                                                           Nine-months ended Sept 30
Cash flows from operating activities:                                                        2001            2000
-------------------------------------                                                        ----            ----

Assignable margins                                                                        $ 2,978,190      $ 6,682,329
                                                                                          ------------     -----------

Adjustments to reconcile assignable margins to net cash provided by operating activities:

     Depreciation and amortization                                                          18,678,752      17,180,273

         Changes in assets and liabilities:
     (Increase) decrease in assets:

         Fuel cost recovery                                                                  1,308,950       (844,996)
         Accounts receivable                                                                 (289,140)       3,949,171
         Prepayments                                                                         (757,158)       (451,193)
         Materials and supplies                                                                375,836       (326,189)
         Deferred charges                                                                  (2,826,912)       1,325,116
         Other assets                                                                          607,881          47,219

     Increase (decrease) in liabilities:
         Accounts payable                                                                  (6,006,155)     (4,840,628)
         Consumer deposits                                                                     224,087         109,726
         Accrued interest                                                                  (4,458,649)     (4,380,345)
         Deferred credits                                                                  (1,690,660)     (3,273,999)
         Other liabilities                                                                   1,223,545       1,034,264
                                                                                             ---------       ---------
         Net cash provided by operating activities                                           9,368,567      16,210,748
                                                                                             ---------      ----------

Cash flows from investing activities:

     Extension and replacement of plant                                                   (30,861,232)    (30,890,266)
     Investments in associated organizations                                                  (80,063)        (44,056)
                                                                                              --------        --------
         Net cash used in investing activities                                            (30,941,295)    (30,934,322)
                                                                                          ------------    ------------

Cash flows from financing activities:

     Short-term borrowings, net                                                           (35,000,000)      33,966,659
     Proceeds from long-term obligations                                                   150,000,000               0
     Repayments of long-term obligations                                                  (88,930,350)    (24,872,405)
     Retirement of patronage capital                                                         (232,849)       (287,544)
     Other                                                                                   (116,618)          47,991
                                                                                             ---------          ------
         Net cash provided by financing activities                                          25,720,183      10,613,544
                                                                                            ----------      ----------

         Net increase (decrease) in cash and cash equivalents                                4,147,455     (4,110,030)

Cash and cash equivalents at beginning of period                                           $ 1,695,162     $ 4,110,030
------------------------------------------------                                           -----------     -----------

Cash and cash equivalents at end of period                                                 $ 5,842,617     $         0
------------------------------------------                                                 ===========     ===========

Supplemental disclosure of cash flow information - interest expense paid, net of           $24,867,255     $22,714,043
                                                                                           ===========     ===========
amounts capitalized

Non-Cash Transaction - Estimated settlement of rate lock agreement                         $15,684,930     $         0
                                                                                           ===========     ===========

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

     2.  Lines of Credit

     Chugach maintains a line of credit of $35 million with CoBank, ACB (CoBank). The CoBank line of credit expires August 1, 2002, but is subject to annual renewal. At September 30, 2001, there was $5 million outstanding on this line of credit at an interest rate of 6.0%. In addition, the Association has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At September 30, 2001, there was no outstanding balance on this line of credit. The NRUCFC line of credit expires October 14, 2002, but is subject to annual renewal.

     3.  Changes in Accounting Principles

     Chugach entered into a US Treasury Rate Lock Agreement consisting of notional amount of $196.0 million 10-year and $18.7 million 30-year U.S. Treasuries on March 17, 1999, with Lehman Brothers Financial Products, Inc. (Lehman) for the purpose of taking advantage of favorable interest rates in anticipation of the probable refinancing of our 1991 Series A Bonds due 2022 on their first call date of March 15, 2002. On May 11, 2001, Chugach terminated the $18.7 million U.S. Treasury portion of the U.S. Treasury Rate Lock Agreement in receipt of payment of $10,000 by Lehman. The Series A bonds are callable at a 9.14% premium. As of September 30, 2001, the aggregate principal amount of the Series A Bonds was $154,310,000.

     Under the US Treasury Rate Lock Agreement, we will receive a lump-sum payment on March 15, 2002, if the yield on 10-year Treasury bonds as of mid-February 2002 exceeds a specified target level (5.653%.) Conversely, on the same date, we will be required to make a payment if the yield on the 10-year Treasury bond falls below the target yields.

     Chugach adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, effective January 1, 2001. This new standard requires all derivative financial instruments to be reflected on the balance sheet. As of September 30, 2001, we have established a regulatory asset of $15,684,930 million and a liability for the same amount. The regulatory asset and liability will be adjusted for changes in the estimated value of the US Treasury Rate Lock Agreement entered into by us. Management believes it is probable the regulatory asset will be recovered through rates.

     4.  Environmental Matters

     Chugach discovered polychlorinated biphenyls (PCBs) in paint, caulk and grease at the Cooper Lake Hydroelectric Plant during initial phases of a turbine overhaul. A Federal Energy Regulatory Commission, (FERC) approved plan, prepared in consultation with the Environmental Protection Agency,
     (EPA) was implemented to remediate the PCBs in the plant. As a condition of its approval of the license amendment for the overhaul project, FERC required Chugach to also investigate the presence of PCBs in Kenai Lake. A sampling plan was developed by Chugach in consultation with various agencies and approved by FERC. In 2000, Chugach sampled sediments and fish collected from Kenai Lake and other waters. While extremely low levels of PCBs were found in some sediment samples taken near the plant, no pathway from sediment to fish was established. Additional sediment sampling and analysis in this area is being performed. While the presence of PCBs in fish did not reveal amounts above background levels, Chugach is conducting additional sampling and analysis of fish in Kenai Lake and other waters. A report will be provided to FERC on the results of the additional fish and sediment sampling by December 31, 2001. Management believes the costs of this work will be recoverable through rates and therefore will have no material impact on the financial condition or results of operations.

     5.  Legal Proceedings

     Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc. 3AN-99-8152 (Omnibus case)

     On July 7, 1999, Matanuska Electric Association, Inc., (MEA) filed a complaint against Chugach in Alaska Superior Court in Anchorage, asserting that Chugach violated state statutes, Chugach's bylaws and the power supply agreement between the parties in failing to provide MEA with information about several different matters that MEA asserts could affect the cost of the power MEA purchases from Chugach. MEA also asserted that Chugach violated the power supply agreement in its management of its long-term bond indebtedness.

     On February 8, 2000, MEA added a claim in this proceeding requesting an order requiring Chugach to present its general rate case filing under
     Section 9 (d) of the power sale agreement with MEA to the joint committee (a review panel comprised of two representatives of Chugach directors and one MEA director) prior to presenting it to the Regulatory Commission of Alaska (RCA). Chugach filed its answer to MEA's Second Amended Complaint on March 10, 2000, opposing the relief MEA requested. On July 10, 2001, in accordance with Section 9 (h) of the power sales agreement, Chugach filed its general rate case directly with the RCA requesting interim rate relief without review by the joint committee. On September 10, 2001, MEA filed a motion for partial summary judgement based on this filing. On September 28, 2001, Chugach filed a cross motion for summary judgement on this issue. Briefing is now complete on this issue and the parties are awaiting a decision. Discovery in this matter is underway. Trial is set for April 1, 2002. We are not able to estimate the costs of our participation.

     For additional information, refer to the discussion of this matter in Part I, Item 3 - Legal Proceedings, Matanuska Electric Association, Inc., v. Chugach Electric Association, Inc., 3AN 99-8152CI of the Form 10-K filed by Chugach with respect to the annual report period ended December 31, 2000.

     Chugach has certain additional litigation matters and pending claims that arise in the ordinary course of its business. In the opinion of management, no individual matter or the matters in the aggregate is likely to have a material adverse effect on our results of operations, financial condition or liquidity.

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

     Regulatory Matters

     Chugach submitted a general rate case based on the 2000 test year to the RCA on July 10, 2001. The filing requested an overall system base rate increases of 4.0 percent on an interim basis and 6.5 percent on a permanent basis. The Commission opened Docket U-01-108 to address the issues relating to the year 2000 test period rate filing.

     On September 5, 2001, the RCA issued Order No. 1 in Docket U-01-108 that authorized an interim base demand and energy rate increase of 1.6 percent for retail and wholesale billings effective September 14, 2001. Chugach retail customers under the Small General Service and Lighting tariffs were exempt from the increase.

     On September 25, 2001, Chugach submitted a Request for Reconsideration to the RCA regarding specific adjustments to Chugach's revenue requirement contained in the Commission order. On October 25, 2001, the Commission ruled on Chugach's Request for Reconsideration, which resulted in an interim base demand and energy increase of 3.97 percent, or about 2.4 percentage points higher than the initial authorized increase of 1.6 percent. Chugach submitted a compliance filing to this order on October 30, 2001, and the additional rate increase was implemented in November 2001.

     The 3.97 percent base demand and energy rate increase is anticipated to result in approximately $0.7 million in additional revenue in 2001 compared to previous permanent rates, or $4.1 million on an annualized basis. The interim rate increase is based on a normalized, or adjusted for recurring expenses, test year and a system ratemaking Times Interest Earned Ratio
     (TIER) of 1.35.

     Chugach requested a permanent system base rate increase of 6.5 percent, which Chugach anticipates becoming effective during 2002. In contrast to Chugach's traditional TIER-based approach to establishing rates, which was used to establish the 4.0 percent interim rate increase, Chugach's permanent base rate increase was established on the basis of a return on rate base method. The permanent rate increase for electric operations is based on a return of 7.0 percent, which is anticipated to result in margins of $10.8 million at the rate base submitted. The resultant system TIER is
     1.38 based on the proposed capital structure contained in the filing. In contrast, the revenue requirement requested in Chugach's permanent rate proposal, given its existing capital structure under the traditional TIER based approach, is forecasted to result in margins of $11.9 million and an equivalent system TIER of 1.44.

     If approved, the 6.5 percent permanent base rate increase is anticipated to result in $7.5 million in annualized revenue, or approximately $3.4 million above the annualized interim increase. A pre-hearing conference to establish a procedural schedule for the rate case has been set for mid-November.

     Chugach submitted its 1998 test year revenue requirement filing to the RCA in February 2001. A hearing to resolve the outstanding issues associated with the filing was held during September 2001 and a Commission order is anticipated within the next several months. Management believes the resolution of the remaining issues will not have a material effect on Chugach's results of operations, financial position or liquidity.

     Results of Operations

     Current Year Quarter Versus Prior Year Quarter

     Assignable margins decreased slightly in this quarter over the same quarter last year, due to an increase in depreciation and amortization expense, net interest expense and a decrease in nonoperating margins.

     Operating revenues, which include sales of electrical energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased by $5.0 million, or 13.4%, for the quarter ended September 30, 2001, over the same quarter in 2000. Approximately $80,000, or two percent of this increase was due to a 1.6% interim base demand and energy rate increase that went into effect in September 2001. The remaining was due to increased fuel prices, resulting in increased revenue collected through the fuel surcharge mechanism. The increase was partially offset by lower economy energy sales due to a 55% decrease in kilowatt-hour sales to Golden Valley Electric Association (GVEA). Chugach's increased fuel prices have made it more economical for GVEA to produce their own power rather than purchase from Chugach.

     Retail demand and energy rates (excluding Small General Service and Lighting) were 1.6 percent higher in the third quarter of 2001 compared to the third quarter of 2000, reflecting the September 14, 2001 interim increase authorized by the Commission. The base rates charged to Small General Service and Lighting did not change during this period.

     Wholesale demand and energy rates charged to Homer Electric Association, Inc., (HEA) and Matanuska Electric Association, Inc., (MEA) also increased by 1.6 percent between third quarter 2000 and third quarter 2001, reflecting the September 14, 2001, interim increase. Wholesale demand and energy rates charged to Seward Electric System (SES) did not change this quarter compared to the same quarter last year.

     Power production expense increased by $2.0 million, or 15.7%, from the third quarter 2000 to the third quarter 2001 due to an increase in fuel prices. Purchased power expense increased by $2.7 million, or 110.7%, for the quarter ended September 30, 2001, compared to the same period in 2000 due to the Nikiski power plant being placed back into service under a new contract that requires the Nikiski unit to be run at full capacity. Transmission and Distribution expense did not vary materially in this period compared to the same period last year. Consumer Accounts and Information expense increased from the third quarter 2000 to the third quarter 2001 by $177,000, or 14.2%, due to a shift from sales functions to this category. Sales expense decreased by $158,000, or 54.8%, due in part to the same reason above, as well as to the sale of our internet service provider business in March 2001. Administrative, general and other expense decreased by $806,000, or 16.0%, from the third quarter 2000 to the third quarter 2001. This variance was primarily due to the sale of our internet service provider business in March 2001. Depreciation and amortization expense increased in this period compared to the same period last year by $626,000, or 10.9%, due to projects previously closed to electric plant in service, increasing the level of plant currently being depreciated.

     Interest on long-term obligations increased by $784,000 or 12.6%, due to the additional debt acquired in the public bond offering in April 2001. Interest charged to construction decreased $354,000, or 49.3% in the third quarter of 2001 compared to the same period in 2000 due to lower construction work in progress balances during the third quarter. Other interest expense decreased by $536,000 or 97.4%, due to lower outstanding balances on the lines of credit in the third quarter of 2001.

     Other nonoperating margins were lower for the quarter ended September 30, 2001, compared to the same period in 2000 due to the decrease in Allowance for Funds Used During Construction (AFUDC) during the third quarter. This reduction was primarily attributed to lower Construction Work in Progress
     (CWIP) balances in 2001, as well as the continued transactions associated with the sale of our internet service provider business.

     Current Year to Date Versus Prior Year to Date

     In general, net margins decreased as a result of a $2.1 million, or 11.3%, increase in net interest expense, a $1.5 million, or 8.7% increase in depreciation expense and the remainder due to a decrease of $892,000, or 52.3% in interest charged to construction. These variances are discussed in more detail below.

     Operating revenues increased by $12.1 million, or 10.6%, for nine months ended September 30, 2001 over the same period in 2000. The increase was primarily due to increased fuel prices, which resulted in increased revenue collected through the fuel surcharge mechanism and $80,000, or one half of one percent, was also attributable to the 1.6% interim rate increase that occurred in September of 2001. Economy energy sales were lower due to a 67% decrease in kilowatt-hour sales to GVEA.

     Power production expense increased by $11.3 million, or 31.3%, in the first nine months of 2001, compared to the same period in 2000 due to higher fuel costs. Purchased power expense increased by $2.1 million, or 29.4%, due to the unavailability of Beluga Unit 7, the limited availability of Bernice Lake Unit 3, and the Nikiski unit being placed back in service under a new contract that requires the Nikiski unit to be base loaded. Transmission expense increased by $240,000, or 9.6%, due to increased substation maintenance and unplanned maintenance on our submarine cable circuit. Sales expense decreased by $465,000, or 56.9%, due to the sale of our internet service provider business in March 2001. Administrative, general and other expense decreased in the first nine months of 2001 over 2000 by $792,000, or 5.4%, due primarily to the sale of our internet service provider business in March 2001. Depreciation and amortization expense increased by $1.5 million, or 8.7%, due to the substantial increase to plant in the fourth quarter of 2000. Net interest expense increased by $2.1 million, or 11.3%, due to transactions associated with the 2001 Series A Bonds issued in April 2001, as well as the decrease in Interest Charged to Construction due to lower Construction Work in Progress balances.

     Financial Condition

     Total assets increased by $33.7 million, or 6.2%, from December 31, 2000 to September 30, 2001. This increase was due to an $18.5 million, or 95.2%, increase in deferred charges, attributed in part to the recording of the estimated regulatory asset associated with the liability established for the rate lock agreement and the financing charges associated with the $150 million public bond offering in April 2001. There was a $12.2 million, or 2.6%, increase in net utility plant caused by the completion of several projects. There was also an increase in cash and cash equivalents, which was associated with funds borrowed on the line of credit for working capital. This was offset by a decrease in non-utility property due to the sale of our internet service provider business, as well as a decrease of $1.3 million, or 44.9%, in fuel cost recovery due to the additional recovery through fuel surcharge rates providing recovery of the under-collection of fuel costs. Notable changes to total liabilities include the $15.7 million recording of the estimated settlement value of the rate lock agreement, in compliance with FASB 133. There was an increase of $57.1 million, or 18.3%, in long-term debt, which was associated with the public bond offering in April 2001. That was offset by a $15.2 million, or 9.0%, decrease in first mortgage bonds payable, due to re-acquired bonds and the principal bond payment in March 2001. There was also an increase of $4.0 million, or 61.9%, in current installments of long-term obligations due to the first installment of CoBank 5 due in June of 2002. This was offset by the decrease of $35 million in short-term borrowings, which was also associated with the public bond offering in April 2001, producing the limited need for the lines of credit in the first nine months of the year. There was also a decrease of $6.0 million, or 63.3%, in accounts payable due to the payment of year-end accruals, as well as a $4.5 million, or 76.1%, decrease in accrued interest as a result of the September semi-annual bond interest payment.

     Liquidity and Capital Resources

     Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $50 million line of credit from NRUCFC and a $35 million line of credit with CoBank. At September 30, 2001, there was no outstanding balance with NRUCFC and a $5 million outstanding balance with CoBank. The CoBank line of credit bears interest at a variable rate, which was 6% as of September 30, 2001, and is currently reset monthly.

     Chugach has negotiated a supplemental indenture (Seventh Supplemental Indenture of Trust) that eliminated the maximum aggregate amounts of bonds the Association may issue under the Credit Agreement with CoBank.

     Prinicpal maturities and sinking fund payments of our outstanding indebtedness at September 30, 2001.

     Year Ending         Sinking Fund            Principal
     December 31         Requirements           Maturities               Total

        2002                      $0           $10,409,945           $10,409,945
        2003               5,041,000               865,821             5,906,821
        2004               5,502,000               945,000             6,447,000
        2005               6,005,000            11,031,393            17,036,393
        2006               6,554,000             1,125,687             7,679,687
     Thereafter          281,208,000            51,032,099           332,240,099

     Capital construction in 2001 is estimated at $34.3 million. At September 30, 2001, approximately $30.9 million had been expended. Capital improvement expenditures are expected to decrease in the upcoming fourth quarter as the construction season ends.

     Chugach is a party to a U.S. Treasury Rate Lock Agreement with respect to the probable refinancing of a portion of the 1991 Series A Bonds. The settlement date of this contract is March 15, 2002. At September 30, 2001, the U.S. Treasury Rate Lock Agreement had an estimated value of $(15,684,930). At November 6, 2001, the agreement had an estimated value of $(21,743,626) million. On May 11, 2001, Chugach terminated a portion of the agreement in receipt of payment of $10,000. See Item 3 "Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk."

     Chugach management continues to expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 2001 and thereafter.

     New Accounting Pronouncements

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

     In August 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Statement No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset. Enterprises are required to adopt Statement No. 143 for fiscal years beginning after June 15, 2002, with early adoption encouraged. Chugach believes the adoption of Statement No. 143 will have no impact on Chugach's financial statements.

     In October 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement, and broadens the presentation of discontinued operations to include more disposal transactions. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Early application is encouraged. Chugach believes the adoption of Statement No. 144 will have no impact on Chugach's financial statements.

     Outlook

     Due to the California electricity deregulation experience over the past year, the competitive marketplace in Alaska now seems quite distant and there is no movement in that direction.

     In the past few years, Chugach has been active at the Alaska Legislature in support of the customer's right to choose their electric power provider. Virtually all Alaska utilities opposed Chugach's efforts to develop competition.

     To ensure readiness for competition and to build organizational experience and expertise in competitive-type business, Chugach operates with three divisions: Finance and Energy Supply, Transmission and Distribution Network Services and Retail Services. Chugach also operates a key account program for larger customers and has developed several new services to enhance existing customer satisfaction.

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

     Environmental Matters

     Chugach discovered polychlorinated biphenyls ("PCBs) in paint, caulk and grease at the Cooper Lake Hydroelectric Plant during initial phases of a turbine overhaul. A Federal Energy Regulatory Commission, (FERC) approved plan, prepared in consultation with the Environmental Protection Agency,
     (EPA) was implemented to remediate the PCBs in the plant. As a condition of its approval of the license amendment for the overhaul project, FERC required Chugach to also investigate the presence of PCBs in Kenai Lake.A sampling plan was developed by Chugach in consultation with various agencies and approved by FERC. In 2000 Chugach sampled sediments and fish collected from Kenai Lake and other waters. While extremely low levels of PCBs were found in some sediment samples taken near the plant, no pathway from sediment to fish was established. Additional sediment sampling and analysis in this area is being performed. While the presence of PCBs in fish did not reveal amounts above background levels, Chugach is conducting additional sampling and analysis of fish in Kenai Lake and other waters. A report will be provided to FERC on the results of the additional fish and sediment sampling by December 31, 2001. Management believes the costs of this work will be recoverable through rates and therefore will have no material impact on the financial condition or results of operations.

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

     Interest Rate Risk

     As of September 30, 2001, all of our outstanding long-term borrowings were at fixed interest rates with varying maturity dates. The following table provides information regarding cash flows for principal payments for the remaining quarter and subsequent fiscal years on total debt by maturity date (dollars in thousands) as of September 30, 2001.

                                                                                                       Fair
Total Debt*              2001       2002       2003     2004       2005      Thereafter     Total       Value
-----------              ----       ----       ----     ----       ----      ----------     -----       -----

Fixed rate                   $0    $10,410    $5,907   $6,447     $17,036      $339,920    $379,720    $401,161

Average
interest rate                        6.90%     8.62%    8.62%       8.12%         7.50%       7.55%

Variable rate            $5,000         $0        $0       $0          $0            $0      $5,000      $5,000

Average
interest rate             6.00%                                                               6.00%

     *   Includes current portion

     On March 17, 1999, Chugach entered into a U.S. Treasury Rate Lock Agreement, consisting of a notional amount of $196 million 10-year and of $18.7 million 30-year U.S. Treasuries, with Lehman Brothers Financial Products, Inc., (Lehman) for the purpose of taking advantage of favorable market interest rates in anticipation of refinancing Chugach's Series A Bonds Due 2022 on their first call date (March 15, 2002). As of September 30, 2001, the aggregate principal amount of Series A Bonds due 2022 was $154.3 million. On May 11, 2001, Chugach terminated the $18.7 million 30-year U.S. Treasury portion of the Treasury Rate Lock Agreement in receipt of payment of $10,000 by Lehman Brothers. Under the Treasury rate lock contract, Chugach will receive a lump-sum payment from Lehman Brothers on March 15, 2002, if the yield on 10-year Treasury bonds as of mid-February, 2002, exceeds a specified target level (5.653%). Conversely, on the same date, Chugach will be required to make a payment to Lehman Brothers if the yield on the 10-year Treasury bonds falls below its stated target yield. The fair value of the treasury rate lock agreement on November 6, 2001, approximated $(21.7) million. A 10 basis-point change (up or down) in the prevailing yield on 10-year Treasury bonds would change the value of the rate lock agreement (up or down) by approximately $1.6 million.

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

                           PART II: OTHER INFORMATION

     Item 1. Legal Proceedings

     Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc. 3AN-99-8152 (Omnibus case)

     On July 7, 1999, MEA filed a complaint against Chugach in Alaska Superior Court in Anchorage asserting that Chugach violated state statutes, Chugach's bylaws and the power supply agreement between the parties, in failing to provide MEA with information about several different matters that MEA asserts could affect the cost of the power MEA purchases from Chugach. MEA also asserted that Chugach violated the power supply agreement in its management of its long-term bond indebtedness.

     On February 8, 2000, MEA added a claim in this proceeding requesting an order requiring Chugach to present its general rate case filing under
     Section 9 (d) of the power sale agreement with MEA to the joint committee (a review panel comprised of two representatives of Chugach directors and one MEA director) prior to presenting it to the RCA. Chugach filed its answer to MEA's Second Amended Complaint on March 10, 2000, opposing the relief MEA requested. On July 10, 2001, in accordance with Section 9 (h) of the power sales agreement, Chugach filed its general rate case directly with the RCA requesting interim rate relief without review by the joint committee. On September 10, 2001, MEA filed a motion for partial summary judgement based on this filing. On September 28, 2001, Chugach filed a cross motion for summary judgement on this issue. Briefing is now complete on this issue and the parties are awaiting a decision. Discovery in this matter is underway. Trial is set for April 1, 2002. We are not able to estimate the costs of our participation.

     For additional information, refer to the discussion of this matter in Part I, Item 3 - Legal Proceedings, Matanuska Electric Association, Inc., v. Chugach Electric Association, Inc., 3AN 99-8152CI of the Form 10-K filed by Chugach with respect to the annual report period ended December 31, 2000.

     Chugach has certain additional litigation matters and pending claims that arise in the ordinary course of its business. In the opinion of management, no individual matter or the matters in the aggregate is likely to have a material adverse effect on our results of operations, financial condition or liquidity.

     Item 2. Changes in Securities and Use of Proceeds

     Not applicable

     Item 3. Defaults Upon Senior Securities

     Not applicable

     Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

     Item 5. Other Information

     Not applicable

     Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

              No exhibits are being filed with this report for the quarter ended September 30, 2001.

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed for the quarter ended September 30, 2001.

                                SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             CHUGACH ELECTRIC ASSOCIATION, INC.



                             By:      /s/Eugene N. Bjornstad

                                      Eugene N. Bjornstad
                                      General Manager

                             Date:    November 14, 2001



                             By:      /s/Evan J. Griffith

                                      Evan J. Griffith
                                      Executive Manager, Finance & Energy Supply

                             Date:    November 14, 2001