Form 10-K/A
period 2001-12-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2002-04-01
CIK 878004

CHUGACH ELECTRIC ASSOCIATION, INC.

                         2001 Form 10-K/A Annual Report

                                (Amendment No. 1)

                                Table of Contents

                                                                            Page



Introductory Statement                                                         1

Cover Page                                                                     2

SIGNATURES                                                                     3

                             INTRODUCTORY STATEMENT

         Chugach Electric Association, Inc. hereby amends the Cover Page of its Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 29, 2002, to include the Commission file number, Exact name of registrant as specified in its charter, State or other jurisdiction of incorporation or organization, I.R.S. employer identification no., and registrant's telephone number, including area code that was omitted during transmission.

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

() Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_____________________to___________________________

Commission file Number 33-42125
--------------------------------------------------------------------------------

         Chugach Electric Association, Inc.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

     Alaska                                                      92-0014224
--------------------------------------------------------------------------------
(State or other jurisdiction of
 incorporation or organization)             (I.R.S. Employer Identification No.)

     5601 Minnesota Drive, Anchorage, Alaska                       99518
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (907) 563-7494
--------------------------------------------------------------------------------

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2002.



                                    CHUGACH ELECTRIC ASSOCIATION, INC.





                                    By:     /s/ Eugene N. Bjornstad
                                            Eugene N. Bjornstad, General Manager


                                    Date:   April 1, 2002
                                    ---------------------