Form 10-Q
period 2002-03-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2002-05-15
CIK 878004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


-------------------------------------------------------------------------------
                                    FORM 10-Q

-------------------------------------------------------------------------------


       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002


                                       OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

-------------------------------------------------------------------------------



                         Commission file number 33-42125


                       CHUGACH ELECTRIC ASSOCIATION, INC.


                Incorporated pursuant to the Laws of Alaska State

-------------------------------------------------------------------------------


        Internal Revenue Service - Employer Identification No. 92-0014224

                    5601 Minnesota Drive, Anchorage, AK 99518
                                 (907) 563-7494

-------------------------------------------------------------------------------

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

         CLASS                                     OUTSTANDING AT MAY 1, 2002

         NONE                                                NONE

                                                                    Page Number

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

PART I FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)                            2

              Balance Sheets, March 31, 2002 and December 31, 2001        3

              Statements of Revenues, Expenses and Patronage Capital,
              Three Months Ended March 31, 2002 and 2001                  5

              Statements of Cash Flows, Three Months Ended
              March 31, 2002 and 2001                                     6

              Notes to Financial Statements                               7

Item 2.       Management's Discussion and Analysis of Results
              of Operations and Financial Condition                     1 1

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk                                               1 7

PART II OTHER INFORMATION

Item 1.       Legal Proceedings                                         1 8

Item 2.       Changes in Securities and Use of Proceeds                 1 8

Item 3.       Defaults Upon Senior Securities                           1 8

Item 4.       Submission of Matters to a Vote of Security Holders       1 8

Item 5.       Other Information                                         1 9

Item 6.       Exhibits and reports on Form 8-K                          1 9

              Signatures                                                2 0

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

                          PART I FINANCIAL INFORMATION

     Item 1.  Financial Statements

     The unaudited financial statements of Chugach for the quarter ended March 31, 2002, follow:

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 BALANCE SHEETS




                                                                               (Unaudited)
                                Assets                                        March 31, 2002       December 31, 2001
                                ------                                        --------------       -----------------

Utility plant

     Electric plant in service                                                  $718,751,950            $714,317,863

     Construction work in progress                                                28,462,345              28,887,008
                                                                                  ----------              ----------
                                                                                 747,214,295             743,204,871

     Less accumulated depreciation                                             (267,608,595)           (261,353,177)
                                                                               -------------           -------------

         Net utility plant                                                       479,605,700             481,851,694
                                                                                 -----------             -----------

Other property and investments, at cost:

     Nonutility property                                                               3,550                   3,550

     Investments in associated organizations                                      10,549,652              10,485,186
                                                                                  ----------              ----------
                                                                                  10,553,202              10,488,736
                                                                                  ----------              ----------

Current assets:

     Cash and cash equivalents                                                     7,663,285               3,814,767

     Cash-restricted construction funds                                              551,037                 517,871

     Special deposits                                                                222,163                 222,163

     Accounts receivable, net                                                     18,469,112              22,302,400

     Fuel cost recovery                                                            3,754,421               3,591,963

     Materials and supplies                                                       20,815,496              22,822,003

     Prepayments                                                                   2,936,160                 627,544

     Other current assets                                                            468,831                 335,753
                                                                                     -------                 -------

         Total current assets                                                     54,880,505              54,234,464
                                                                                  ----------              ----------

Deferred charges                                                                  29,966,942              28,706,293
                                                                                  ----------              ----------
                                                                                $575,006,349            $575,281,187
                                                                                ============            ============


See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 BALANCE SHEETS
                                  (Continued)

                                                                               (Unaudited)
                       Liabilities and Equities                               March 31, 2002       December 31, 2001
                       ------------------------                               --------------       -----------------

Equities and margins:

     Memberships                                                                  $1,068,628              $1,059,098

     Patronage capital                                                           128,669,206             125,184,374

     Other                                                                         5,474,221               5,565,234
                                                                                   ---------               ---------
                                                                                 135,212,055             131,808,706
                                                                                 -----------             -----------

Long-term obligations, excluding current installments:

     First Mortgage (1991 Series A) Bond payable                                           0             149,310,000

     2001 Series A Bond payable                                                  150,000,000             150,000,000

     2002 Series A Bond payable                                                  120,000,000                       0

     2002 Series B Bond payable                                                   60,000,000                       0

     National Bank for Cooperatives Bonds payable                                 65,000,000              65,000,000
                                                                                  ----------              ----------
                                                                                 395,000,000             364,310,000
                                                                                 -----------             -----------

Current liabilities:

     Short-term obligations                                                       11,000,000              11,000,000

     Current installments of long-term obligations                                 5,000,000              10,409,945

     Accounts payable                                                              6,801,240              11,012,905

     Consumer deposits                                                             1,659,051               1,603,691

     Accrued interest                                                              2,185,816               7,378,058

     Salaries, wages and benefits                                                  4,774,818               4,844,819

     Fuel                                                                          7,609,395              11,565,117

     Other current liabilities                                                     1,856,442               1,900,155
                                                                                   ---------               ---------

         Total current liabilities                                                40,886,762              59,714,690
                                                                                  ----------              ----------

     Deferred credits                                                              3,907,532              19,447,791
                                                                                   ---------              ----------
                                                                                $575,006,349            $575,281,187
                                                                                ============            ============

See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
             Statements of Revenues, Expenses and Patronage Capital
                                   (Unaudited)


                                                                                        Three-months ended March 31
                                                                                           2002              2001
                                                                                           ----              ----

Operating revenues                                                                     $48,568,542       $45,195,577

Operating expenses:
     Fuel                                                                               12,959,289        14,699,423

     Power production                                                                    3,218,313         2,845,011

     Purchased power                                                                     5,194,540         1,817,735

     Transmission                                                                          876,117         1,065,422

     Distribution                                                                        2,628,113         2,340,170

     Consumer accounts/Information expense                                               1,423,679         1,324,858

     Sales expense                                                                               0           130,564

     Administrative, general and other                                                   4,949,319         5,084,764

     Depreciation and amortization                                                       6,240,618         6,064,598
                                                                                         ---------         ---------
         Total operating expenses                                                       37,489,988        35,372,545
                                                                                        ----------        ----------

Interest:
     On long-term obligations                                                            8,042,244         6,162,587

     On short-term obligations                                                             103,248           905,230

     Charged to construction-credit                                                      (149,706)         (377,146)
                                                                                         ---------         ---------
         Net interest expense                                                            7,995,786         6,690,671
                                                                                         ---------         ---------
         Net operating margins                                                           3,082,768         3,132,361
                                                                                         ---------         ---------

Nonoperating margins:
     Interest income                                                                       444,912           153,574

     Other                                                                                 247,367           180,088
                                                                                           -------           -------

     Property gain (loss)                                                                (193,189)            55,006
                                                                                         ---------            ------

         Total nonoperating margins                                                        499,090           388,668
                                                                                           -------           -------
         Assignable margins                                                              3,581,858         3,521,029
                                                                                         =========         =========

Patronage capital at beginning of period                                               125,184,374       122,925,253
                                                                                       -----------       -----------

Retirement of capital credits and estate
Payments                                                                                  (97,026)          (70,257)
                                                                                          --------          --------

Patronage capital at end of period                                                    $128,669,206      $126,376,024
                                                                                      ============      ============

See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                            Three-months ended March 31
                                                                                                2002             2001
                                                                                                ----             ----


Cash flows from operating activities:
         Assignable margins                                                                 $3,581,858        $3,521,029
                                                                                            -----------       ----------

Adjustments to reconcile assignable margins to net cash provided (used) by operating activities:

         Depreciation and amortization                                                        6,240,618        6,064,598
         Capitalization of interest                                                           (173,131)        (452,260)
         Property (gains) losses, net                                                         (193,189)           55,006
         Other                                                                                      970                0

         Changes in assets and liabilities:
     (Increase) decrease in assets:
         Fuel cost recovery                                                                   (162,458)      (2,793,526)
         Accounts receivable                                                                  3,833,288        4,563,447
         Prepayments                                                                        (2,308,616)        (910,817)
         Materials and supplies                                                               2,006,507          116,314
         Deferred charges                                                                   (1,260,649)        (746,239)
         Other                                                                                (133,078)          318,220

     Increase (decrease) in liabilities:
         Accounts payable                                                                   (4,211,665)      (6,014,426)
         Consumer deposits                                                                       55,360           93,775
         Accrued interest                                                                   (5,192,242)      (4,108,302)
                  Deferred credits                                                         (15,666,447)        (220,996)
         Other                                                                              (4,069,436)      (1,288,945)
                                                                                            -----------      -----------
                  Net cash used by operating activities                                    (17,652,310)      (1,803,122)
                                                                                           ------------      -----------

Cash flows from investing activities:
         Extension and replacement of plant                                                 (3,628,304)      (3,153,715)
         Investments in associated organizations                                               (65,436)        (71,703)
                                                                                               --------        --------
                  Net cash used in investing activities                                     (3,693,740)      (3,225,418)
                                                                                            -----------      -----------

Cash flows from financing activities:
         Short-term obligations                                                                       0       15,000,000
         Proceeds from long-term obligations                                                180,000,000                0
         Repayments of long-term obligations                                              (154,719,945)      (6,260,028)
         Retirement of patronage capital                                                       (97,026)         (70,257)
         Other                                                                                   11,539         (59,628)
                                                                                                 ------         --------
                  Net cash provided by financing activities                                  25,194,568        8,610,087
                                                                                             ----------        ---------

Net increase in cash and cash equivalents                                                     3,848,518        3,581,547

Cash and cash equivalents at beginning of period                                             $3,814,767       $1,695,162
------------------------------------------------                                             ----------       ----------

Cash and cash equivalents at end of period                                                   $7,663,285       $5,276,709
------------------------------------------                                                   ==========       ==========

Supplemental disclosure of cash flow information - interest expense paid, net of             13,188,028       10,798,973
amounts capitalized                                                                          ==========       ==========

See accompanying notes to financial statements.

                         CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements
                                   (Unaudited)

     1.  Presentation of Financial Information

     During interim periods, Chugach follows the accounting policies set forth in its audited financial statements included in Form 10-K filed with the Securities and Exchange Commission unless otherwise noted. Users of interim financial information are encouraged to refer to the footnotes contained in Chugach's Form 10-K when reviewing interim financial results. The accompanying unaudited interim financial statements reflect all adjustments, which are, in the opinion of management necessary for a fair statement of the results for the interim periods presented.

     Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

     2.  Refinancing

     On February 1, 2002, Chugach issued its 2002 Series A Bond in the principal amount of $120 million and its 2002 Series B Bond in the principal amount of $60 million to redeem $149.3 million in principal amount of the 1991 Series A Bond due 2022 to pay the redemption premium on the 1991 Series A Bond due 2022 in the amount of $13.6 million and for general working capital. The 2002 Series A Bond will mature on February 1, 2012, and bears interest at 6.20% per annum. Interest will be paid semi-annually on February 1 and August 1 of each year commencing on August 1, 2002. Chugach may not redeem the 2002 Series A Bond prior to maturity.

     The 2002 Series B Bond (the "Auction Rate Bond") will mature on February 1, 2012. The Auction Rate Bond bore interest at 1.97% from the date of original delivery to and through February 27, 2002, and afterwards at a rate to be set for 28-day auction periods. The initial auction on February 27, 2002, set an interest rate of 2.00%. On March 27, 2002, the auction rate remained at 2.00% and on April 27, 2002, the auction rate was set at 1.97%. The applicable interest rate for any 28-day auction period will be the term rate established by the auction agent based on the terms of the auction. The Auction Rate Bond may be converted, at our discretion, to a daily, seven-day, 35-day, three-month or a semi-annual period or a flexible auction period. The existing loan commitment with MBIA Insurance Corporation states that any conversion into a fixed rate mode or from one auction period to a different auction period with a length greater than 35 days requires the prior consent of MBIA. The Auction Rate Bond is subject to optional and mandatory redemption and to mandatory tender for purchase prior to maturity. Bankers Trust Company is acting as the auction agent and J.P. Morgan Securities Inc., is acting as the broker-dealer for the Auction Rate Bond.

     Although the 2002 Series A Bond and the Auction Rate Bond (collectively the "Bonds") are currently secured, they will become unsecured obligations, ranking equally with our other unsecured and unsubordinated obligations, upon retirement or replacement of Chugach's outstanding bonds currently held by CoBank, ACB (CoBank), which Chugach expects to occur during the second quarter of 2002. When our outstanding bonds become unsecured, we will be limited in our ability to secure obligations for borrowed money or the deferred purchase price of property unless Chugach equally and ratably secures our outstanding indebtedness subject to the Amended and Restated Indenture governing the Bonds.

     3.  Treasury Rate Lock Agreements

     Chugach entered into a US Treasury Rate Lock Agreement consisting of notional amount of $196 million 10-year and of $18.7 million 30-year U.S. Treasury bonds on March 17, 1999, with Lehman Brothers Financial Products Inc., (Lehman) for the purpose of taking advantage of favorable interest rates in anticipation of the refinancing of our Series A Bond due 2022 on the first call date of March 15, 2002. The Series A bond was callable at a 9.14% premium.

     On May 11, 2001, Chugach terminated the $18.7 million U.S. Treasury portion of the U.S. Treasury Rate Lock Agreement in receipt of payment of $10,000 by Lehman. On December 7, 2001, Chugach terminated 50%, or $98.0 million, of the 10-year U.S. Treasury portion of the U.S. Treasury Rate Lock Agreement for a settlement payment of $4 million to Lehman. Chugach settled the remaining 50% of the 10-year U.S. Treasury portion of the U.S. Treasury Rate Lock Agreement by making a $3 million payment to Lehman on December 19, 2001. The settlement payments were accounted for as regulatory assets. Chugach believes the regulatory assets will be recovered through rates, however, if the Regulatory Commission of Alaska, (RCA) does not approve this treatment, which will be determined in conjunction with the general rate case that Chugach filed on July 10, 2001, such amounts that are not deferrable under SFAS 133 would be charged off. A decision was expected by the end of 2002 but may be delayed until the first quarter of 2003.

     On January 14, 2002, Chugach entered into an 18-day US Treasury Rate Lock Agreement with JP Morgan on the $120 million 10-year term bond of the 2002 refinancing based on the 10-year treasury bond issued August 15, 2001, that was trading at 4.877%. That rate, along with a 0.041% fee, set a benchmark rate for the transaction at 4.918%. Chugach terminated the rate lock on February 1, 2002, which generated a payment to Chugach of $1.2 million. The settlement payment is reflected as a credit to regulatory assets.

     4.  Lines of credit

     Chugach maintains a line of credit of $35 million with CoBank. The CoBank line of credit expires August 1, 2002, but is subject to annual renewal. At March 31, 2002, $11 million was outstanding on this line of credit at an interest rate of 3.75%. In addition, the Association has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At March 31, 2002, there was no outstanding balance on this line of credit. The NRUCFC line of credit expires October 14, 2002, but is subject to annual renewal.

     5.  Environmental Matters

     The Association discovered polychlorinated biphenyls (PCBs) in paint, caulk and grease at the Cooper Lake Hydroelectric plant during initial phases of a turbine overhaul. A Federal Energy Regulatory Commission (FERC) approved plan, prepared in consultation with the Environmental Protection Agency
     (EPA), was implemented to remediate the PCBs in the plant. As a condition of its approval of the license amendment for the overhaul project, FERC required Chugach to also investigate the presence of PCBs in Kenai Lake. A sampling plan was developed by Chugach in consultation with various agencies and approved by FERC. In 2000, Chugach sampled sediments and fish collected from Kenai Lake and other waters. While extremely low levels of PCBs were found in some sediment samples taken near the plant, no pathway from sediment to fish was established. Additional sediment sampling and analysis in this area has been completed. While the presence of PCBs in fish did not reveal amounts above background levels, Chugach has conducted additional sampling and analysis of fish in Kenai Lake and other waters and on April 1, 2002, filed its final report to FERC, which analyzed the results of the sampling. Management believes the costs of this work will be recoverable through rates and therefore will have no material impact on our financial condition or results of operations. The RCA has issued an order to Chugach generally allowing prudently incurred remediation costs at Cooper Lake to be recovered through rates, however, the RCA has not approved the final recovery amount in this matter and will review these costs as part of the 2000 test year rate case.

     6.  Legal Proceeding

     Matanuska Electric Association, Inc., v. Chugach Electric Association, Inc. Superior Court Case No. 3AN-99-8152 Civil

     This action was a claim for a breach of the Tripartite Agreement, which is the contract governing the parties' relationship for a 25-year period from 1989 through 2014 and governing the Company's sale of power to Matanuska Electric Association, Inc., (MEA) during that time. MEA asserted the Company breached that contract by failing to provide a variety of kinds of information, by failing to properly manage the Company's long-term debt, and by failing to bring its base rate action to the Joint Rates Committee before presentation to the RCA. All of MEA's claims have been dismissed. On April 29, 2002, MEA appealed the Superior Court decisions relating to Chugach's financial management and Section 9(d) of the Power Sales Agreement relating to review of rate filings by a joint committee of MEA and Chugach board members before filing with the RCA to the Alaska Supreme Court.

     7.  Critical Accounting Policies

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

     Cost Basis Regulation

     Chugach is subject to regulation by the RCA. The rates that are charged by CEA to its customers are based upon cost basis regulation reviewed and approved by this regulatory commission. Under the authority of this commission, CEA has recorded certain regulatory assets in the amount of $16.9 million as of March 31, 2002. If CEA's rates were no longer based upon cost basis or the probability of future collection in rates, regulation, the assets and liabilities would be written off to margins.

     Financial Instruments and Hedging

     CEA uses U.S. Treasury forward rate lock agreements to hedge expected interest rates on probable debt. The Association accounted for the agreements under SFAS 80 and 71 through December 31, 2000, and SFAS 133, 138 and 71 subsequent to that date. Gains or losses are treated as regulatory assets or liabilities upon settlement. Accounting for derivatives continues to evolve through guidance issued by the Derivatives Implementation Group (DIG) of the Financial Accounting Standards Board. To the extent that changes by the DIG modify current guidance, the accounting treatment for derivatives may change.

     8.  Recent Accounting Pronouncements

     In July 2001 the Financial Accounting Standards Board issued Statement 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The provisions of Statement 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The adoption of Statement 142 had no impact on our financial statements.

     In August 2001 the Financial Accounting Standards Board issued Statement 143, Accounting for Asset Retirement Obligations. Statement 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets and an increase to the carrying amount of the related long-lived asset, which is depreciated over the life of the asset. Enterprises are required to adopt Statement 143 for fiscal years beginning after June 15, 2002. The adoption of Statement 143 had no impact on our financial statements.

     In October 2001 the Financial Accounting Standards Board issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement 144 supersedes FASB Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement, and broadens the presentation of discontinued operations to include more disposal transactions. Statement 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (APB) Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. Statement 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.
     The adoption of Statement 144 had no impact on our financial statements.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Reference is made to the information contained under the caption "CAUTION REGARDING FORWARD-LOOKING STATEMENTS" at the beginning of this Report.

     For certain information concerning U.S. Treasury Rate Lock transactions entered into by Chugach, reference is made to information appearing in Part I, Item 3 "Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk." of this Report.

     Recent Accounting Pronouncements

     In July 2001 the Financial Accounting Standards Board issued Statement 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The provisions of Statement 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The adoption of Statement 142 had no impact on our financial statements.

     In August 2001 the Financial Accounting Standards Board issued Statement 143, Accounting for Asset Retirement Obligations. Statement 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets and an increase to the carrying amount of the related long-lived asset, which is depreciated over the life of the asset. Enterprises are required to adopt Statement 143 for fiscal years beginning after June 15, 2002. The adoption of Statement 143 had no impact on our financial statements.

     In October 2001 the Financial Accounting Standards Board issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement 144 supersedes

     FASB Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement, and broadens the presentation of discontinued operations to include more disposal transactions. Statement 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (APB) Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. Statement 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.
     The adoption of Statement 144 had no impact on our financial statements.

     Regulatory Matters

     Chugach submitted a general rate case based on the 2000 test year to the RCA on July 10, 2001. The filing requested an overall system base rate increase of 4.0 percent on an interim basis and 6.5 percent on a permanent basis. The Commission opened Docket U-01-108 to address the issues relating to the 2000 test year period rate filing.

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

     The interim rate increase was based on a normalized (adjusted for recurring expenses) test year and a system ratemaking Times Interest Earned Ratio
     (TIER) of 1.35.

     In contrast to Chugach's traditional TIER-based approach to establishing rates which was used to establish the 4.0 percent interim rate increase Chugach's permanent base rate increase was established on the basis of a return-on-rate-base method. The permanent rate increase for electric operations was based on a return of 7.0 percent, which was anticipated to result in margins of $10.8 million at the rate base submitted. The resultant system TIER was 1.38 based on the proposed capital structure contained in the filing. In contrast, the revenue requirement requested in Chugach's permanent rate proposal, given its existing capital structure under the traditional TIER-based approach, was forecasted to result in margins of $11.9 million and an equivalent system TIER of 1.44.

     Chugach submitted an updated filing based on the 2000 test year to the RCA on April 15, 2002, which was anticipated and indicated in the original filing made in July 2001. In the updated filing, Chugach reduced its base rate increase requested from 6.5% to 5.7%, or approximately $0.9 million on a system basis. The reduction reflected an increase in depreciation expense of approximately $1.5 million due to the completion of the Beluga Unit 7 re-power project and a reduction in annualized interest expense due to Chugach's recent refinancing efforts or, equivalently for the rate-base approach, capital cost recovery, interest plus margins, of $2.4 million.
     In this revised filing, on a TIER equivalent basis, Chugach continues to request $11.9 million in margins. However, due to reduced interest costs, the equivalent TIER calculation results in a TIER of 1.47.

     Chugach submitted its 1998 test year revenue requirement filing to the RCA in February 2001. According to an order issued by the RCA on March 15, 2002, no rate reduction or refunds were required based on our 1998 test year costs. Parties had until April 1, 2002, to file a request for reconsideration and until April 15, 2002, to file an appeal. Neither were filed by any party regarding this order.

     RESULTS OF OPERATIONS

     Current Year Quarter Versus Prior Year Quarter

     Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased by $3.4 million, or 8%, for the quarter ended March 31, 2002, over the same quarter in 2001. The increase in revenues was due to an interim rate increase of 3.97%, which was approved and implemented during the fourth quarter of 2001, as well as increased kWh sales. This was offset by a decrease in economy energy sales to Golden Valley Electric Association
     (GVEA). There was also a decrease in other miscellaneous revenue from first quarter 2001 to first quarter 2002, which was attributed to the sale of the internet business venture in March of 2001.

     Retail demand and energy rates for all rate classes except small commercial and public street and highway lighting increased 3.97% in the first quarter of 2002 compared to the first quarter of 2001. Over this same period, the wholesale demand and energy rates charged to Homer Electric Association
     (HEA) and MEA also increased by 3.97%. These increases reflected the interim rate increase authorized by the RCA in 2001. Wholesale demand and energy rates charged to Seward Electric System (SES) did not change in this quarter compared to the same quarter last year.

     Power production and fuel expense decreased by $1.4 million, or 8%, from the first quarter 2001 to the first quarter 2002 due to lower fuel prices and increased purchased power. Purchased power expense increased by $3.4 million, or 186%, for the quarter ended March 31, 2002, compared to the same period in 2001 due to more purchases from Nikiski (a co-generation power plant owned by Alaska Electric Generation & Transmission (AEG&T)
     (HEA). Transmission expense decreased $189.3 thousand, or 18%, due to substation maintenance in 2002 being behind schedule, as well as a higher level of substation maintenance in 2001. Distribution expense increased by $287.9 thousand, or 12%, in this period compared to the same period last year, due to unanticipated outages. Administrative, general and other expenses did not materially change for the three-month period ended March 31, 2002.

     Interest on long-term debt increased by $1.9 million, or 31%, due to the refinancing completed in the first quarter of 2002. Interest charged to construction decreased of $227.4 thousand, or 60%, in the first quarter of 2002 compared to the same period in 2001 due to less construction activity. Other interest expense decreased by $801.9 thousand, or 89%, from the first quarter of 2001 to the first quarter of 2002 due to lower outstanding balances on the lines of credit in the first quarter of 2002.

     Other nonoperating margins were $110.4 thousand, or 28%, higher for the quarter ended March 31, 2002, compared to the same period in 2001 due to funds received and invested for a month as a result of the refinancing. This was offset by a loss on disposal of a turbine inner liner.

     Financial Condition

     Total assets did not materially change from December 31, 2001, to March 31, 2002. There was, however, an increase of $4.4 million, or 1%, in electric plant in service due to additional costs associated with the Beluga unit 7 re-power project, as well as several distribution projects closed to plant. That increase was offset by a $6.3 million, or 2%, increase in accumulated depreciation due to substantial plant closed in prior periods. Cash and cash equivalents increased by $3.8 million, or 50%, due to additional funds associated with the 2002 refinancing. There was also a $2.3 million, or 79%, increase in prepayments due to the prepayment of rotors for Beluga units 6 and 7 that are due to be installed in 2003 and 2004. These increases were offset by a $3.8 million, or 17%, decrease in accounts receivable caused by the payment of wholesale power bills that were accrued but not paid at December 31, 2001. There was also a $2.0 million, or 9%, decrease in material and supplies that was attributed to the installation of items in 2002 that were in inventory at December 31, 2001, as well as the sale of an inventory item. Notable changes to total liabilities include a $30.7 million, or 8%, increase in long-term obligations associated with the 2002 refinancing. This increase was offset by a $5.4 million, or 52%, decrease in current installments of long-term obligations due to the final payment of the 1991 Series A Bond due 2002. There was also a $4.2 million, or 38%, decrease in accounts payable caused in part by the payment to a vendor that was accrued at December 31, 2001. There was also a $5.2 million, or 70%, decrease in accrued interest due to the March semi-annual bond payment, as well as a $3.9 million, or 34%, decrease in fuel payable caused by lower fuel prices in the first quarter of 2002. Deferred credits decreased $15.5 million, or 80%, due to the retirement of the gain associated with the 1991 Series A Bond due 2022 that was refinanced in the first quarter of 2002.

     Liquidity and Capital Resources

     Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $50 million line of credit from NRUCFC and a $35 million line of credit with CoBank. At March 31, 2002, there was no outstanding balance with NRUCFC. At March 31, 2002, there was $11 million outstanding under the CoBank line of credit, which carried an interest rate of 3.75%.

     Chugach has negotiated a supplemental indenture (Seventh Supplemental Indenture of Trust) that eliminated the maximum aggregate amounts of bonds the Association may issue under the agreement. At March 31, 2002, Chugach had the following bonds outstanding under this financing arrangement.

                                                    Interest rate at                              Principal Payment
          Bond              Principal balance        March 31, 2002          Maturity Date              Dates


        CoBank 2               $10,000,000               7.76%                   2005                   2005
        CoBank 3               $21,500,000               5.60%                   2022                2003 - 2022
        CoBank 4               $23,500,000               5.60%                   2022                2003 - 2022
        CoBank 5               $15,000,000               5.60%                   2012                2002 - 2012

         Total                 $70,000,000

     Capital construction in 2002 is estimated at $32.8 million. At March 31, 2002, approximately $3.6 million had been expended. Capital improvement expenditures are expected to increase in the upcoming second and third quarters as the construction season begins in April and extends into October.

     On February 1, 2002, Chugach issued $120,000,000 in a 2002 Series A Bond and $60,000,000 in a 2002 Series B Bond. For additional information, refer to Part I, Item I - Notes to Financial Statements (Unaudited) - Refinancing.

     Chugach was a party to a U.S. Treasury Rate Lock Agreement with respect to the refinancing of the 1991 Series A Bond. The settlement date of this contract was March 15, 2002. For additional information, refer to Part I,
     Item 3 "Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk."

     On January 14, 2002, Chugach entered into an 18-day U.S. Treasury Rate Lock Agreement with JP Morgan on the $120 million 10-year term bond of the 2002 refinancing. For additional information, refer to Part I, Item I - Notes to Financial Statements (Unaudited) - Treasury Rate Lock Agreements.

     Chugach management continues to expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 2002 and thereafter.

     OUTLOOK

     Due to the lack of interest and support, the competitive marketplace in Alaska now seems quite distant and there is no movement on any fronts in that direction.

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

     Environmental Matters

     The Association discovered polychlorinated biphenyls (PCBs) in paint, caulk and grease at the Cooper Lake Hydroelectric plant during initial phases of a turbine overhaul. A Federal Energy Regulatory Commission (FERC) approved plan, prepared in consultation with the Environmental Protection Agency
     (EPA), was implemented to remediate the PCBs in the plant. As a condition of its approval of the license amendment for the overhaul project, FERC required Chugach to also investigate the presence of PCBs in Kenai Lake. A sampling plan was developed by Chugach in consultation with various agencies and approved by FERC. In 2000, Chugach sampled sediments and fish collected from Kenai Lake and other waters. While extremely low levels of PCBs were found in some sediment samples taken near the plant, no pathway from sediment to fish was established. Additional sediment sampling and analysis in this area has been completed. While the presence of PCBs in fish did not reveal amounts above background levels, Chugach has conducted additional sampling and analysis of fish in Kenai Lake and other waters and on April 1, 2002, filed its final report to FERC, which analyzed the results of the sampling. Management believes the costs of this work will be recoverable through rates and therefore will have no material impact on our financial condition or results of operations. The RCA has issued an order to Chugach generally allowing prudently incurred remediation costs at Cooper Lake to be recovered through rates, however, the RCA has not approved the final recovery amount in this matter and will review these costs as part of the 2000 test year rate case.

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

     Interest Rate Risk

     As of March 31, 2002, except for the 2002 Series B Bond, which carries a variable interest rate and is re-priced every 28 days, all of our outstanding long-term obligations were at fixed interest rates with varying maturity dates. The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of March 31, 2002.

                                                                                                            Fair
Total Debt*               2002       2003      2004      2005       2006        Thereafter       Total      Value
-----------               ----       ----      ----      ----       ----        ----------       -----      -----

Fixed rate               $5,000      $866      $945    $11,031     $1,126          $321,032    $340,000    $340,699

Average
interest rate             5.60%     5.60%     5.60%      7.56%      5.60%             6.27%       6.29%

Variable rate           $11,000        $0        $0         $0         $0           $60,000     $71,000     $71,000

Average
interest rate             3.75%        --        --         --         --             2.00%       2.27%

     *   Includes current portion

     On March 17, 1999, Chugach entered into a U.S. Treasury Rate Lock Agreement consisting of notional amount of $196 million 10-year and of $18.7 million 30-year U.S. Treasury bonds with Lehman Brothers Financial Products Inc., (Lehman) for the purpose of taking advantage of favorable market interest rates in anticipation of refinancing Chugach's Series A Bonds Due 2022 on the first call date (March 15, 2002). Under the Treasury rate lock contract, Chugach would receive a lump-sum payment from Lehman on March 15, 2002, if the yield on 10- or 30-year Treasury bonds as of mid-February, 2002, exceeded a specified target level (5.653% and 5.838%, respectively). Conversely, on the same date, Chugach would be required to make a payment to Lehman if the yield on the 10- or 30-year Treasury bonds fell below its stated target yield.

     On May 11, 2001, Chugach terminated the $18.7 million U.S. Treasury bond portion of the U.S. Treasury Rate Lock Agreement in receipt of payment of $10,000 from Lehman.

     On December 7, 2001, Chugach terminated 50%, or $98.0 million, of the 10-year U.S. Treasury bond portion of the U.S. Treasury Rate Lock Agreement for a settlement payment of $4 million to Lehman. Chugach settled the remaining 50% of the 10-year U.S. Treasury bond portion of the U.S. Treasury Rate Lock Agreement by making a payment of $3 million to Lehman on December 19, 2001. The settlement payments were accounted for as regulatory assets.

     On January 14, 2002, Chugach entered into an 18-day U.S. Treasury Rate Lock Agreement with JP Morgan on the $120 million 10-year term bond of the 2002 refinancing based on the 10-year treasury bond issued August 15, 2001, that was trading at 4.877%. That rate, along with a 0.041% fee, set a benchmark rate for the transaction at 4.918%. Chugach terminated the rate lock on February 1, 2002, which generated a payment to Chugach of $1.2 million. The settlement payment is reflected as a credit to regulatory assets.

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

                            PART II OTHER INFORMATION

     Item 1. Legal Proceedings

     Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc. Superior Court Case No. 3AN-99-8152 Civil
     --------------------------------------------------------------------------

     This action was a claim for a breach of the Tripartite Agreement, which is the contract governing the parties' relationship for a 25-year period from 1989 through 2014 and governing the Company's sale of power to MEA during that time. MEA asserted the Company breached that contract by failing to provide a variety of kinds of information, by failing to properly manage the Company's long-term debt, and by failing to bring its base rate action to the Joint Rates Committee before presentation to the RCA. All of MEA's claims have been dismissed. On April 29, 2002, MEA appealed the Superior Court decisions relating to Chugach's financial management and Section 9(d) of the Power Sales Agreement relating to review of rate filings by a joint committee of MEA and Chugach board members before filing with the RCA to the Alaska Supreme Court.


     Item 2. Changes in Securities and Use of Proceeds

     Not applicable

     Item 3. Defaults Upon Senior Securities

     Not applicable

     Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

     Item 5. Other Information

     Gene Bjornstad, Chugach's General Manager, retired May 3, 2002. Mr. Bjornstad joined Chugach in 1983 and has served as Executive Manager, Operating Divisions and Acting General Manager before his appointment as General Manager in June of 1994. Evan J. Griffith, currently Chugach's Executive Manager, Finance & Energy Supply was named Chugach's new General Manager and will assume his new duties on May 6, 2002.

     Item 6. Exhibits and Reports on Form 8-K

     (a)   Exhibits:

     No exhibits are being filed with this report for the quarter ended March 31, 2002.

     (b)   Reports on Form 8-K:

     Reference is made to the April 30, 2002 8-K, which discussed the appointment of Evan J. Griffith as Chugach's new General Manager.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          CHUGACH ELECTRIC ASSOCIATION, INC.



                            By:      /s/ Evan J. Griffith

                                     Evan J. Griffith
                                     General Manager


                            Date:    May 15, 2002


                            By:      /s/ Michael R. Cunningham

                                     Michael R. Cunningham
                                     Executive Manager, Finance & Energy Supply
                                     (Acting)

                            Date:    May 15, 2002