Form 10-Q
period 2002-06-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2002-08-14
CIK 878004

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


                  For the quarterly period ended June 30, 2002


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

                  CLASS                  OUTSTANDING AT AUGUST 1, 2002

                  NONE                              NONE

                                                                     Page Number

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

PART I FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)                                2

              Balance Sheets, June 30, 2002 and December 31, 2001             3

              Statements of Revenues, Expenses and Patronage Capital,
              Three and Six Months Ended June 30, 2002 and 2001               5

              Statements of Cash Flows, Six Months Ended June 30, 2002
              and 2001                                                        6

              Notes to Financial Statements                                   7

Item 2.       Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                         9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk    1 6

PART II OTHER INFORMATION

Item 1.       Legal Proceedings                                             1 7

Item 2.       Changes in Securities and Use of Proceeds                     1 7

Item 3.       Defaults Upon Senior Securities                               1 7

Item 4.       Submission of Matters to a Vote of Security Holders           1 7

Item 5.       Other Information                                             1 7

Item 6.       Exhibits and reports on Form 8-K                              1 8

              Signatures                                                    1 9

              Exhibits                                                      2 0

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

                          PART I FINANCIAL INFORMATION

     Item 1.  Financial Statements

     The unaudited financial statements and notes to financial statements of Chugach for the quarter ended June 30, 2002, follow:

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 BALANCE SHEETS


                                                                                (Unaudited)
                                Assets                                         June 30, 2002         December 31, 2001
                                ------                                         -------------         -----------------

Utility plant

     Electric plant in service                                                  $725,992,916            $714,317,863

     Construction work in progress                                                24,011,541              28,887,008
                                                                                  ----------              ----------
                                                                                 750,004,457             743,204,871

     Less accumulated depreciation                                             (269,433,852)           (261,353,177)
                                                                               -------------           -------------

         Net utility plant                                                       480,570,605             481,851,694
                                                                                 -----------             -----------

Other property and investments, at cost:

     Nonutility property                                                               3,550                   3,550

     Investments in associated organizations                                      10,547,872              10,485,186
                                                                                  ----------              ----------
                                                                                  10,551,422              10,488,736
                                                                                  ----------              ----------

Current assets:

     Cash and cash equivalents                                                     3,779,829               3,814,767

     Cash-restricted construction funds                                              561,698                 517,871

     Special deposits                                                                242,163                 222,163

     Accounts receivable, net                                                     16,844,729              22,302,400

     Fuel cost recovery                                                            1,405,553               3,591,963

     Materials and supplies                                                       23,872,758              22,822,003

     Prepayments                                                                   2,451,288                 627,544

     Other current assets                                                            197,430                 335,753
                                                                                     -------                 -------

         Total current assets                                                     49,355,448              54,234,464
                                                                                  ----------              ----------

Deferred charges                                                                  27,724,948              28,706,293
                                                                                  ----------              ----------
                                                                                $568,202,423            $575,281,187
                                                                                ============            ============

See accompanying notes to financial statements.

                        CHUGACH ELECTRIC ASSOCIATION, INC.
                                 BALANCE SHEETS
                                  (Continued)

                                                                                 (Unaudited)
                       Liabilities and Equities                                 June 30, 2002        December 31, 2001
                       ------------------------                                 -------------        -----------------

Equities and margins:

     Memberships                                                                  $1,080,243              $1,059,098

     Patronage capital                                                           128,955,925             125,184,374

     Other                                                                         5,432,690               5,565,234
                                                                                   ---------               ---------
                                                                                 135,468,858             131,808,706
                                                                                 -----------             -----------

Long-term obligations, excluding current installments:

     First Mortgage (1991 Series A) Bond payable                                           0             149,310,000

     2001 Series A Bond payable                                                  150,000,000             150,000,000

     2002 Series A Bond payable                                                  120,000,000                       0

     2002 Series B Bond payable                                                   60,000,000                       0

     National Bank for Cooperatives Bonds payable                                 64,134,179              65,000,000
                                                                                  ----------              ----------
                                                                                 394,134,179             364,310,000
                                                                                 -----------             -----------

Current liabilities:

     Short-term obligations                                                        8,000,000              11,000,000

     Current installments of long-term obligations                                   865,821              10,409,945

     Accounts payable                                                              4,513,758              11,012,905

     Consumer deposits                                                             1,702,949               1,603,691

     Accrued interest                                                              6,352,926               7,378,058

     Salaries, wages and benefits                                                  5,121,383               4,844,819

     Fuel                                                                          6,840,359              11,565,117

     Other current liabilities                                                     1,618,348               1,900,155
                                                                                   ---------               ---------

         Total current liabilities                                                35,015,544              59,714,690
                                                                                  ----------              ----------

     Deferred credits                                                              3,583,842              19,447,791
                                                                                   ---------              ----------
                                                                                $568,202,423            $575,281,187
                                                                                ============            ============

See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
             Statements of Revenues, Expenses and Patronage Capital
                                   (Unaudited)


                                                     Three months ended June 30 Six months ended June 30
                                                            2002             2001              2002              2001
                                                            ----             ----              ----              ----

Operating revenues                                         $42,837,727      $39,018,695       $91,406,269       $84,214,272

Operating expenses:
     Fuel                                                   11,736,690       12,204,482        24,695,979        25,903,905

     Power production                                        3,505,628        2,928,305         6,723,941         6,773,316

     Purchased power                                         4,812,543        2,153,516        10,007,083         3,971,251

     Transmission                                            1,118,331          805,511         1,994,449         1,870,933

     Distribution                                            2,596,065        2,435,425         5,224,178         4,775,595

     Consumer accounts/Information expense                   1,471,341        1,293,400         2,895,019         2,618,258

     Sales expense                                                   0           90,541                 0           221,105

     Administrative, general and other                       5,025,321        4,636,545         9,974,640         9,721,309

     Depreciation and amortization                           6,323,088        6,240,878        12,563,706        12,305,476
                                                             ---------        ---------        ----------        ----------
         Total operating expenses                           36,589,007       32,788,603        74,078,995        68,161,148
                                                            ----------       ----------        ----------        ----------

Interest:
     On long-term obligations                                6,090,395        6,924,727        14,132,639        13,087,314

     On short-term obligations                                  55,544          186,557           158,792         1,091,787

     Charged to construction-credit                          (106,888)         (73,474)         (256,594)         (450,620)
                                                             ---------         --------         ---------         ---------
         Net interest expense                                6,039,051        7,037,810        14,034,837        13,728,481
                                                             ---------        ---------        ----------        ----------
         Net operating margins                                 209,669        (807,718)         3,292,437         2,324,643
                                                               -------        ---------         ---------         ---------

Nonoperating margins:
     Interest income                                           100,289          226,608           545,201           380,182

     Other                                                      21,169           49,334           268,536           229,422
                                                                ------           ------           -------           -------

     Property gain (loss)                                        1,164         (53,323)         (192,025)             1,683
                                                                 -----         --------         ---------             -----

         Total nonoperating margins                            122,622          222,619           621,712           611,287
                                                               -------          -------           -------           -------
         Assignable margins                                    332,291        (585,099)         3,914,149         2,935,930
                                                               =======        =========         =========         =========

Patronage capital at beginning of period                   128,669,206      126,376,024       125,184,374       122,925,253
                                                           -----------      -----------       -----------       -----------

Retirement of capital credits and estate
Payments                                                      (45,572)         (46,944)         (142,598)         (117,202)
                                                              --------         --------         ---------         ---------

Patronage capital at end of period                        $128,955,925     $125,743,981      $128,955,925      $125,743,981
                                                          ============     ============      ============      ============

See accompanying notes to financial statements.

                         CHUGACH ELECTRIC ASSOCIATION, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                              Six-months ended June 30
                                                                                               2002             2001
                                                                                               ----             ----


Cash flows from operating activities:
         Assignable margins                                                                 $3,914,149        $2,935,930
                                                                                            -----------       ----------

Adjustments to reconcile assignable margins to net cash provided (used) by operating activities:

         Depreciation and amortization                                                       12,563,706       12,305,476
         Capitalization of interest                                                           (301,189)        (565,068)
         Property (gains) losses, net                                                         (192,025)            1,683
         Other                                                                                      970                0

         Changes in assets and liabilities:
     (Increase) decrease in assets:
         Fuel cost recovery                                                                   2,186,410      (1,190,092)
         Accounts receivable                                                                  5,457,671        1,833,481
         Prepayments                                                                        (1,823,744)        (547,793)
         Materials and supplies                                                             (1,050,755)        (156,658)
         Deferred charges                                                                       981,345      (3,207,358)
         Other                                                                                  118,323          496,981

     Increase (decrease) in liabilities:
         Accounts payable                                                                   (6,499,147)      (5,898,627)
         Consumer deposits                                                                       99,258          126,472
         Accrued interest                                                                   (1,025,132)          742,406
                  Deferred credits                                                         (16,071,442)      (1,237,019)
         Other                                                                              (4,730,002)      (1,527,663)
                                                                                            -----------      -----------
                  Net cash provided by (used in) operating activities                       (6,371,603)        4,112,151
                                                                                            -----------        ---------

Cash flows from investing activities:
         Extension and replacement of plant                                                (10,789,404)     (20,896,048)
         Investments in associated organizations                                               (63,656)        (69,923)
                                                                                               --------        --------
                  Net cash used in investing activities                                    (10,853,060)     (20,965,971)
                                                                                           ------------     ------------

Cash flows from financing activities:
         Short-term obligations                                                               8,000,000     (40,000,000)
         Proceeds from long-term obligations                                                180,000,000      150,000,000
         Repayments of long-term obligations                                              (170,719,945)     (88,760,028)
         Retirement of patronage capital                                                      (142,598)        (117,202)
         Other                                                                                   52,268         (62,388)
                                                                                                 ------         --------
                  Net cash provided by financing activities                                  17,189,725       21,060,382
                                                                                             ----------       ----------

Net increase in cash and cash equivalents                                                      (34,938)        4,206,562

Cash and cash equivalents at beginning of period                                             $3,814,767       $1,695,162
------------------------------------------------                                             ----------       ----------

Cash and cash equivalents at end of period                                                   $3,779,829       $5,901,724
------------------------------------------                                                   ==========       ==========

Supplemental disclosure of cash flow information - interest expense paid, net of             15,059,969       12,986,075
                                                                                             ==========       ==========
amounts capitalized

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

     2.  Lines of credit

     Chugach maintains a line of credit of $35 million with CoBank. The CoBank line of credit expires November 1, 2002, but is subject to annual renewal. At June 30, 2002, $8 million was outstanding on this line of credit at an interest rate of 3.75%. In addition, the Association has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At June 30, 2002, there was no outstanding balance on this line of credit. The NRUCFC line of credit expires October 14, 2002, but is subject to annual renewal.

     3.  Environmental Matters

     The Association discovered polychlorinated biphenyls (PCBs) in paint, caulk and grease at the Cooper Lake Hydroelectric plant during initial phases of a turbine overhaul. A Federal Energy Regulatory Commission (FERC) approved plan, prepared in consultation with the Environmental Protection Agency
     (EPA), was implemented to remediate the PCBs in the plant. As a condition of its approval of the license amendment for the overhaul project, FERC required Chugach to also investigate the presence of PCBs in Kenai Lake. A sampling plan was developed by Chugach in consultation with various agencies and approved by FERC. In 2000, Chugach sampled sediments and fish collected from Kenai Lake and other waters. While extremely low levels of PCBs were found in some sediment samples taken near the plant, no pathway from sediment to fish was established. Additional sediment sampling and analysis in this area has been completed. While the presence of PCBs in fish did not reveal amounts above background levels, Chugach has conducted additional sampling and analysis of fish in Kenai Lake and other waters and on April 1, 2002, filed its final report to FERC, which analyzed the results of the sampling. Based on these analyses, Chugach concluded that no further PCB sampling and analysis in Kenai Lake was necessary. In a letter dated June 18, 2002, the FERC informed Chugach that its review of the report supported Chugach's conclusions and agreed that Chugach was not required to conduct further PCB sampling and analysis in Kenai Lake. Management believes the costs of this work will be recoverable through rates and therefore will have no material impact on our financial condition or results of operations.

     The Regulatory Commission of Alaska, (RCA) has issued an order to Chugach generally allowing prudently incurred remediation costs at Cooper Lake to be recovered through rates, however, the RCA has not approved the final recovery amount in this matter and will review these costs as part of the 2000 test year rate case.

     4.  Legal Proceeding

     Matanuska Electric Association, Inc., v. Chugach Electric Association, Inc., Superior Court Case No. 3AN-99-8152 Civil

     This action was a claim for a breach of the Tripartite Agreement, which is the contract governing the parties' relationship for a 25-year period from 1989 through 2014 and governing the Association's sale of power to Matanuska Electric Association, Inc., (MEA) during that time. MEA asserted the Association breached that contract by failing to provide a variety of kinds of information, by failing to properly manage the Association's long-term debt, and by failing to bring its base rate action to the Joint Committee before presentation to the RCA. All of MEA's claims have been dismissed. On April 29, 2002, MEA appealed the Superior Court decisions relating to Chugach's financial management and Section 9(d) of the Power Sales Agreement relating to review of rate filings by a joint committee of MEA and Chugach board members before filing with the RCA to the Alaska Supreme Court. Management is uncertain as to the outcome but will vigorously defend the appeal.

     Chugach has certain additional litigation matters and pending claims that arise in the ordinary course of its business. In the opinion of management, no individual matter or the matters in the aggregate is likely to have a material adverse effect on our results of operations, financial condition or liquidity.

     5.  Critical Accounting Policies

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

     Cost Basis Regulation

     Chugach is subject to regulation by the RCA. The rates that are charged by Chugach to its customers are based upon cost basis regulation reviewed and approved by this regulatory commission. Under the authority of this commission, Chugach has recorded certain regulatory assets in the amount of $16.6 million as of June 30, 2002. If Chugach's rates were no longer based upon cost basis or the probability of future collection in rates, regulation, the assets and liabilities would be written off to margins.

     Financial Instruments and Hedging

     Chugach has used U.S. Treasury forward rate lock agreements to hedge expected interest rates on debt. The Association accounted for the agreements under SFAS 80 and 71 through December 31, 2000, and SFAS 133, 138 and 71 subsequent to that date. Gains or losses are treated as regulatory assets or liabilities upon settlement. If Chugach's rates were no longer based upon cost or there was no longer the probability of future collection in rates, the assets and liabilities would be written off to margins. Based on historical regulatory treatment on previous refinancing, management believes the establishment and recovery of Chugach's regulatory assets and liabilities is appropriate. Accounting for derivatives continues to evolve through guidance issued by the Derivatives Implementation Group
     (DIG) of the Financial Accounting Standards Board, (FASB). To the extent that changes by the DIG modify current guidance, the accounting treatment for derivatives may change.

     6.  Recent Accounting Pronouncements

     In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement No. 145 eliminates the treatment of extinguishment of debt as extraordinary and clarifies the accounting for certain sale-leaseback transactions. The provisions of Statement No. 145 are required to be applied starting with fiscal years beginning after May 15, 2002, with early adoption encouraged. The Association believes the adoption of Statement No. 145 will have no impact on its financial statements, as the costs associated with the extinguishment of debt are accounted for under the provisions of Statement No. 71, Accounting for the Effects of Certain Types of Regulation and the Association does not engage in sale-leaseback transactions.

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of Statement No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Association believes the adoption of Statement No. 146 will have no impact on its financial statements.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Reference is made to the information contained under the caption "CAUTION REGARDING FORWARD-LOOKING STATEMENTS" at the beginning of this Report.

     Recent Accounting Pronouncements

     In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement No. 145 eliminates the treatment of extinguishment of debt as extraordinary and clarifies the accounting for certain sale-leaseback transactions. The provisions of Statement No. 145 are required to be applied starting with fiscal years beginning after May 15, 2002, with early adoption encouraged. The Association believes the adoption of Statement No. 145 will have no impact on its financial statements, as the costs associated with the extinguishment of debt are accounted for under the provisions of Statement No. 71, Accounting for the Effects of Certain Types of Regulation and the Association does not engage in sale-leaseback transactions.

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of Statement No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Association believes the adoption of Statement No. 146 will have no impact on its financial statements.

     Regulatory Matters

     Docket U-96-37

     Chugach submitted its 1998 test year revenue requirement filing to the RCA in February 2001. According to an order issued by the RCA on March 15, 2002, no rate reduction or refunds were required based on our 1998 test year costs. On July 23, 2002, the RCA closed Docket U-96-37, accepting Chugach's March 22, 2002 compliance filing on the 1998 test year.

     This docket was originally opened in 1996 to resolve outstanding issues between Chugach and Alaska Electric Generation & Transmission (AEG&T) /Homer Electric Association, (HEA) and MEA associated with Chugach's 1995 test year revenue requirement. The docket was further extended for the adjudication of the 1996 through 1998 test period revenue requirement filings that were completed as a result of a Settlement Agreement between Chugach, AEG&T / HEA and MEA.

     Docket U-01-108

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

     On September 25, 2001, Chugach submitted a Request for Reconsideration to the RCA regarding specific adjustments to Chugach's revenue requirement contained in the Commission order. On October 25, 2001, the Commission ruled on Chugach's Request for Reconsideration, and granted an interim base demand and energy increase of 3.97 percent, or about 2.4 percentage points higher than the initial authorized increase of 1.6 percent. Chugach submitted a compliance filing implementing the Commission's Order on

     October 30, 2001, and the additional rate increase was effective in November 2001.

     The interim rate increase was based on a normalized (adjusted for recurring expenses) test year and a system ratemaking Times Interest Earned Ratio
     (TIER) of 1.35.

     As anticipated in Chugach's July 2001 original filing, on April 15, 2002, Chugach submitted a filing with the RCA to update certain known and measurable costs and savings that had occurred outside the 2000 Test Year. In the updated filing, Chugach reduced its base rate increase request from 6.5% to 5.7%, or approximately $0.9 million on a system basis. The revised filing also reflected an increase in depreciation expense of approximately $1.5 million due to the completion of the Beluga Unit 7 re-power project and a reduction in annualized interest expense due to Chugach's recent refinancing efforts of $2.4 million. In this revised filing, Chugach continues to request $11.9 million in margins, however, due to reduced interest costs, the equivalent system TIER calculation results in a TIER of 1.47.

     Three Intervenors filed pre-filed testimony with the Commission in July 2002 opposing various aspects of Chugach's proposal. Chugach will file its reply testimony with the Commission in October. A hearing has been scheduled for November 2002 to resolve the outstanding issues associated with the 2000 test year rate case. A final Commission order is expected in 2003.

     Results Of Operations

     Current Year Quarter Versus Prior Year Quarter

     In general, net margins increased due to a $998.8 thousand, or 14%, decrease in net interest expense and the interim rate increase.

     Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased by $3.8 million, or 10%, for the quarter ended June 30, 2002, over the same quarter in 2001. The increase in revenues was due to an interim rate increase of 3.97%, which was approved and implemented during the fourth quarter of 2001, as well as an increase in purchased power, which resulted in increased revenue collected through the fuel and purchased power surcharge mechanism.

     The following table represents kWh sales for the quarter ended June 30:


                                                                2002                  2001
                                                                ----                  ----

                                    Customer                     kWh                  KWh
                           Retail                            259,178,470          256,048,943
                           Wholesale                         263,894,173          212,930,291
                           Economy Energy                     42,402,010           21,559,500
                                                              ----------           ----------
                           Total                             565,474,653          490,538,734
                                                             ===========          ===========

     Retail demand and energy rates for all rate classes except small commercial and public street and highway lighting increased 3.97% in the second quarter of 2002 compared to the second quarter of 2001. Over this same period, the wholesale demand and energy rates charged to HEA and MEA also increased by 3.97%. These increases reflected the interim rate increase authorized by the RCA in 2001. Wholesale demand and energy rates charged to Seward Electric System (SES) did not change in this quarter compared to the same quarter last year.

     Fuel expense decreased by $467.8 thousand, or 4%, for the quarter ended June 30, 2002, compared to the same period in 2001 due to lower fuel prices. Power production expense increased by $577.3 thousand, or 20%, due to a higher level of scheduled maintenance activity in 2002, including a hot gas path inspection and a major overhaul of a Bernice Lake unit. Purchased power expense increased by $2.7 million, or 123%, due to the new contract with Nikiski, a co-generation power plant owned by AEG&T/HEA. Transmission, Distribution, Consumer accounts/Information and Sales expense did not materially change for the three-month period ended June 30, 2002. Administrative, general and other expenses increased by $388.8 thousand, or 8%, for the three-month period ended June 30, 2002, due to the combination of increased labor, information services and insurance costs.

     Interest on long-term debt decreased by $834.3 thousand, or 12%, due to lower interest rates. Interest charged to construction increased by $33.4 thousand, or 45%, in the second quarter of 2002 compared to the same period in 2001 due to more construction activity. Other interest expense decreased by $131.0 thousand, or 70%, from the second quarter of 2001 to the second quarter of 2002 due to lower outstanding balances on the lines of credit in the second quarter of 2002.

     Other nonoperating margins were $100.0 thousand, or 45%, lower for the quarter ended June 30, 2002, compared to the same period in 2001 due to funds received and invested for a month as a result of the refinancing in 2001.

     Current Year to Date Versus Prior Year to Date

     In general, net margins increased due to the increase in revenue caused by the interim rate increase implemented during the fourth quarter of 2001.

     Operating revenues increased by $7.2 million, or 9%, in the first six months of 2002, over the same period in 2001. The increase in revenues was due to the interim rate increase of 3.97%, which was approved and implemented during the fourth quarter of 2001. It was also due to an increase in purchased power, which resulted in increased revenue collected through the fuel and purchased power surcharge mechanism.

     The following table represents kWh sales for the six months ended June 30:

                                                                 2002                  2001
                                                                 ----                  ----

                                    Customer                     kWh                    KWh
                           Retail                             572,506,030           557,910,584
                           Wholesale                          562,334,692           491,780,205
                           Economy Energy                      45,706,900            44,132,770
                                                               ----------            ----------
                           Total                            1,180,547,622         1,093,823,559
                                                            =============         =============

     Fuel expense decreased by $1.2 million, or 5%, for six months ended June 30, 2002, compared to the same period in 2001 due to less fuel used and lower fuel prices. Power production expense did not materially change for the six-month period ended June 30, 2002. Purchased power expense increased by $6.0 million, or 152%, due to the new contract with Nikiski, a co-generation power plant owned by Alaska Electric Generation & Transmission (AEG&T) (HEA). Distribution expense increased $448.6 thousand, or 9%, due to additional right-of-way clearing associated with a major project in Beluga/Tyonek, which caused a more than normal quantity of miles cleared. Transmission, Consumer accounts/Information, Sales expense and Administrative, general and other did not materially change for the six-month period ended June 30, 2002.

     Interest on long-term debt increased by $1.0 million, or 8%, due to additional debt associated with the 2002 refinancing. Interest charged to construction decreased by $194.0 thousand, or 43%, in the six months ended June 30, 2002 compared to the same period in 2001 due to less construction activity. Other interest expense decreased by $933.0 thousand, or 85%, due to lower outstanding balances on the lines of credit.

     Other nonoperating margins did not materially change in the first six months of 2002 compared to the same period in 2001.

     Financial Condition

     Total assets decreased $7.1 million, or 1%, from December 31, 2001 to June 30, 2002. The decrease was due to a $5.5 million, or 24%, decrease in accounts receivable caused by the payment of wholesale power invoices that were accrued but not paid at December 31, 2001. It was also due to a $2.2 million, or 61%, decrease in fuel cost recovery from the collection of the prior quarter's fuel cost adjustment. Deferred charges decreased by $981 thousand, or 3%, largely due to normal monthly amortization of deferred charges. The decreases were offset by a $1.8 million, or 291%, increase in prepayments caused by the prepayment of rotors for Beluga units 6 and 7 that are due to be installed in 2003 and 2004. Notable changes to total liabilities include a $30.7 million, or 8%, increase in long-term obligations associated with the 2002 refinancing. This increase was offset by a $3 million, or 27%, decrease in short-term obligations, as well as a $10.4 million, or 100%, decrease in current installments of long-term obligations due to the final payment of the 1991 Series A Bond due 2002 and the $5 million payment of the first installment of CoBank 5. There was also a $6.5 million, or 59%, decrease in accounts payable caused by the payment of invoices that were accrued at December 31, 2001. There was also a $1.0 million, or 14%, decrease in accrued interest due to lower interest rates on our debt after the 2002 refinancing, as well as a $4.7 million, or 41%, decrease in fuel payable caused by lower fuel prices in the first and second quarter of 2002. Deferred credits decreased $15.9 million, or 82%, due to the reclassification of the gain associated with the 1991 Series A Bond due 2022 that was refinanced in the first quarter of 2002.

     Liquidity and Capital Resources

     Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $50 million line of credit from NRUCFC and a $35 million line of credit with CoBank. At June 30, 2002, there was no outstanding balance with NRUCFC. At June 30, 2002, there was $8 million outstanding under the CoBank line of credit, which carried an interest rate of 3.75%.

     Chugach has negotiated a supplemental indenture (Seventh Supplemental Indenture of Trust) that eliminated the maximum aggregate amounts of bonds the Association may issue under the CoBank agreement. At June 30, 2002, Chugach had the following bonds outstanding under this financing arrangement.

                                                 Interest rate at June                            Principal Payment
          Bond              Principal balance           30, 2002             Maturity Date              Dates


        CoBank 2               $10,000,000               7.76%                   2005                   2005
        CoBank 3               $21,500,000               5.60%                   2022                2003 - 2022
        CoBank 4               $23,500,000               5.60%                   2022                2003 - 2022
        CoBank 5               $10,000,000               5.60%                   2012                2002 - 2012

         Total                 $65,000,000

     Capital construction in 2002 is estimated at $32.8 million. At June 30, 2002, approximately $10.8 million had been expended. Capital improvement expenditures are expected to increase in the upcoming third quarter as the construction season began in April and extends into October.

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

     Chugach intends to maintain a readiness for competition and to build organizational experience and expertise in competitive-type business to the degree possible. Chugach reorganized in June 2002 when the longstanding Chief Financial Officer, (CFO) accepted the General Manager position. The

     Association now has four senior vice-president level organizational entities: CFO (Finance and Accounting), Energy Supply, Power Delivery and Administration. A Chief of Staff position was also created and staffed by in-house senior management. We believe this structure will better facilitate the organization's ability to effectively manage future challenges including competition.

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

     Environmental Matters

     The Association discovered polychlorinated biphenyls (PCBs) in paint, caulk and grease at the Cooper Lake Hydroelectric plant during initial phases of a turbine overhaul. A Federal Energy Regulatory Commission (FERC) approved plan, prepared in consultation with the Environmental Protection Agency
     (EPA), was implemented to remediate the PCBs in the plant. As a condition of its approval of the license amendment for the overhaul project, FERC required Chugach to also investigate the presence of PCBs in Kenai Lake. A sampling plan was developed by Chugach in consultation with various agencies and approved by FERC. In 2000, Chugach sampled sediments and fish collected from Kenai Lake and other waters. While extremely low levels of PCBs were found in some sediment samples taken near the plant, no pathway from sediment to fish was established. Additional sediment sampling and analysis in this area has been completed. While the presence of PCBs in fish did not reveal amounts above background levels, Chugach has conducted additional sampling and analysis of fish in Kenai Lake and other waters and on April 1, 2002, filed its final report to FERC, which analyzed the results of the sampling. Based on these analyses, Chugach concluded that no further PCB sampling and analysis in Kenai Lake was necessary. In a letter dated June 18, 2002, the FERC informed Chugach that its review of the report supported Chugach's conclusions and agreed that Chugach was not required to conduct further PCB sampling and analysis in Kenai Lake. Management believes the costs of this work will be recoverable through rates and therefore will have no material impact on our financial condition or results of operations. The RCA has issued an order to Chugach generally allowing prudently incurred remediation costs at Cooper Lake to be recovered through rates, however, the RCA has not approved the final recovery amount in this matter and will review these costs as part of the 2000 test year rate case.

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

     Interest Rate Risk

     As of June 30, 2002, except for the 2002 Series B Bond, which carries a variable interest rate and is re-priced every 28 days, all of our outstanding long-term obligations were at fixed interest rates with varying maturity dates. The Auction Rate Bond bore interest at 1.97% from the date of original delivery to and through February 27, 2002. The following table provides information regarding subsequent auction dates and rates.

                 Auction Date                   Interest Rate

               February 27, 2002                     2.00%
                March 27, 2002                       2.00%
                 April 27, 2002                      1.97%
                 May 22, 2002                        1.97%
                 June 19, 2002                       1.95%
                 July 17, 2002                       1.90%

     The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of June 30, 2002.

                                                                                                            Fair
Total Debt*             2002       2003      2004      2005       2006        Thereafter       Total       Value
-----------             ----       ----      ----      ----       ----        ----------       -----       -----


Fixed rate                   $0      $866      $945    $11,031     $1,126          $321,032    $335,000    $349,106

Average
interest rate                --     5.60%     5.60%      7.56%      5.60%             6.27%       6.30%

Variable rate            $8,000        $0        $0         $0         $0           $60,000     $68,000     $68,000

Average
interest rate             3.75%        --        --         --         --             1.95%       2.16%

     *   Includes current portion

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

                            PART II OTHER INFORMATION

     Item 1. Legal Proceedings

     Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc. Superior Court Case No. 3AN-99-8152 Civil

     This action was a claim for a breach of the Tripartite Agreement, which is the contract governing the parties' relationship for a 25-year period from 1989 through 2014 and governing the Company's sale of power to MEA during that time. MEA asserted the Company breached that contract by failing to provide a variety of kinds of information, by failing to properly manage the Company's long-term debt, and by failing to bring its base rate action to the Joint Committee before presentation to the RCA. All of MEA's claims have been dismissed. On April 29, 2002, MEA appealed the Superior Court decisions relating to Chugach's financial management and Section 9(d) of the Power Sales Agreement relating to review of rate filings by a joint committee of MEA and Chugach board members before filing with the RCA to the Alaska Supreme Court. Management is uncertain as to the outcome but will vigorously defend the appeal.

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

     Not applicable

     Item 3. Defaults Upon Senior Securities

     Not applicable

     Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

     Item 5. Other Information

     On August 12, 2002, MEA filed a request with the RCA asking that Chugach's Certificate of Public Convenience and Necessity (CPCN) be amended to eliminate retail service and requesting that the retail services portion of the CPCN be included in MEA's CPCN. The RCA has not determined whether it will hear the request. Management is of the opinion that the request has no merit and it is very unlikely that the requested change in the certificate will be approved.

     Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

                  Employment Agreement between the Registrant and Evan J. Griffith dated effective May 1, 2002.

                  Certification of Principal Executive Officer

                  Certification of Principal Financial Officer

(b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed for the quarter ended June 30, 2002.

                               Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CHUGACH ELECTRIC ASSOCIATION, INC.


                                  By:      /s/Evan J. Griffith

                                           Evan J. Griffith
                                           General Manager

                                  Date:    August 13, 2002


                                  By:      /s/Michael R. Cunningham

                                           Michael R. Cunningham
                                           Chief Financial Officer

                                  Date:    August 13, 2002

                                Exhibits


     Listed below are the exhibits, which are filed as part of this Report:

         Exhibit Number                      Description                                        Page

              10.52            Employment Agreement between the Registrant and
                               Evan J. Griffith dated effective May 1, 2002                      21

              99.1             Certification of Principal Executive Officer                      32

              99.2             Certification of Principal Financial Officer                      33
