Form 10-Q
period 2002-09-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2002-11-14
CIK 878004

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


                For the quarterly period ended September 30, 2002


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

                  CLASS                   OUTSTANDING AT NOVEMBER 1, 2002

                  NONE                                NONE

                                                                     Page Number
CAUTION REGARDING FORWARD-LOOKING STATEMENTS

PART I FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)                                 2

              Balance Sheets, September 30, 2002 and December 31, 2001         3

              Statements of Revenues, Expenses and Patronage Capital,
              Three and Nine Months Ended September 30, 2002 and 2001          5

              Statements of Cash Flows, Nine Months Ended September 30, 2002
              and 2001                                                         6

              Notes to Financial Statements                                    7

Item 2.       Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                        1 0

Item 3.       Quantitative and Qualitative Disclosures About Market Risk     1 6

Item 4.       Controls and Procedures                                        1 8

PART II OTHER INFORMATION

Item 1.       Legal Proceedings                                              1 8

Item 2.       Changes in Securities and Use of Proceeds                      1 8

Item 3.       Defaults Upon Senior Securities                                1 8

Item 4.       Submission of Matters to a Vote of Security Holders            1 8

Item 5.       Other Information                                              1 9

Item 6.       Exhibits and reports on Form 8-K                               1 9

              Signatures                                                     2 0

              Certification of Principal Executive Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002                  2 1

              Certification of Principal Financial Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002                  2 2

              Certification of Principal Executive Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002                  2 3

              Certification of Principal Financial Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002                  2 4

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

                          PART I FINANCIAL INFORMATION

     Item 1.  Financial Statements

     The unaudited financial statements and notes to financial statements of Chugach for the quarter ended September 30, 2002, follow:

                            CHUGACH ELECTRIC ASSOCIATION, INC.
                                      BALANCE SHEETS

                                                                                (Unaudited)
                             Assets                                         September 30, 2002        December 31, 2001
                             ------                                         ------------------        -----------------
Utility plant:

     Electric plant in service                                                 $ 732,604,958           $ 714,317,863

     Construction work in progress                                                22,150,983              28,887,008
                                                                                  ----------              ----------

                                                                                 754,755,941             743,204,871

     Less accumulated depreciation                                             (275,048,177)           (261,353,177)
                                                                               -------------           -------------

                                                                                 479,707,764             481,851,694

Other property and investments, at cost:

     Nonutility property                                                               3,550                   3,550

     Investments in associated organizations                                      10,544,946              10,485,186
                                                                                  ----------              ----------
                                                                                  10,548,496              10,488,736

Current assets:

     Cash and cash equivalents                                                     3,641,752               3,814,767

     Cash-restricted construction funds                                              587,243                 517,871

     Special deposits                                                                222,163                 222,163

     Accounts receivable, net                                                     16,027,570              22,302,400

     Fuel cost recovery                                                              401,272               3,591,963

     Materials and supplies                                                       23,986,827              22,822,003

     Prepayments                                                                   3,085,380                 627,544

     Other current assets                                                            346,299                 335,753
                                                                                     -------                 -------

                                                                                  48,298,506              54,234,464

Deferred charges                                                                  28,762,645              28,706,293
                                                                                  ----------              ----------

Total Assets                                                                   $ 567,317,411           $ 575,281,187
                                                                               =============           =============


See accompanying notes to financial statements.

                              CHUGACH ELECTRIC ASSOCIATION, INC.
                                      BALANCE SHEETS
                                       (Continued)

                                                                                 (Unaudited)
                     Liabilities and Equities                                September 30, 2002       December 31, 2001
                     ------------------------                                ------------------       -----------------

Equities and margins:

     Memberships                                                                 $ 1,095,448             $ 1,059,098

     Patronage capital                                                           128,958,991             125,184,374

     Other                                                                         5,421,886               5,565,234
                                                                                   ---------               ---------

                                                                                 135,476,325             131,808,706
Long-term obligations, excluding current installments:

     First Mortgage (1991 Series A) Bond payable                                           0             149,310,000

     2001 Series A Bond payable                                                  150,000,000             150,000,000

     2002 Series A Bond payable                                                  120,000,000                       0

     2002 Series B Bond payable                                                   60,000,000                       0

     National Bank for Cooperatives Bonds payable                                 64,134,179              65,000,000
                                                                                  ----------              ----------

                                                                                 394,134,179             364,310,000
Current liabilities:

     Short-term obligations                                                       11,000,000              11,000,000

     Current installments of long-term obligations                                   865,821              10,409,945

     Accounts payable                                                              4,738,018              11,012,905

     Consumer deposits                                                             1,763,540               1,603,691

     Accrued interest                                                              2,059,527               7,378,058

     Salaries, wages and benefits                                                  5,027,391               4,844,819

     Fuel                                                                          7,096,506              11,565,117

     Other current liabilities                                                     1,487,602               1,900,155
                                                                                   ---------               ---------

                                                                                  34,038,405              59,714,690

     Deferred credits                                                              3,668,502              19,447,791
                                                                                   ---------              ----------

      Total Liabilities and Equities                                           $ 567,317,411           $ 575,281,187
                                                                               =============           =============


See accompanying notes to financial statements.

                             CHUGACH ELECTRIC ASSOCIATION, INC.
                  Statements of Revenues, Expenses and Patronage Capital
                                        (Unaudited)


                                                      Three months ended September 30      Nine months ended September 30
                                                          2002              2001               2002                2001
                                                          ----              ----               ----                ----

Operating revenues                                    $41,523,323        $42,186,684      $ 132,929,592       $ 126,400,956

Operating expenses:
     Fuel                                              11,320,700         12,537,245         36,016,679          39,441,150

     Power production                                   3,389,458          2,373,466         10,113,399           8,146,782

     Purchased power                                    4,165,054          5,176,508         14,172,137           9,147,759

     Transmission                                         876,754            860,666          2,871,203           2,731,599

     Distribution                                       2,522,722          2,484,640          7,746,900           7,260,234

     Consumer accounts/Information expense              1,478,932          1,424,496          4,373,951           4,042,754

     Sales expense                                              0            130,946                  0             352,051

     Administrative, general and other                  5,496,010          4,229,961         15,470,650          13,951,269

     Depreciation and amortization                      6,299,242          6,373,276         18,862,947          18,678,752
                                                        ---------          ---------         ----------          ----------

         Total operating expenses                      35,548,872         35,591,204        109,627,866         103,752,350

Interest expense:
     On long-term obligations                           6,026,315          7,029,623         20,158,954          20,116,937

     On short-term obligations                             70,644             14,166            229,436           1,105,954

     Charged to construction-credit                     (102,069)          (363,665)          (358,663)           (814,285)
                                                        ---------          ---------          ---------           ---------

         Net interest expense                           5,994,890          6,680,124         20,029,727          20,408,606
                                                        ---------          ---------         ----------          ----------

         Net operating margins                           (20,439)           (84,644)          3,271,999           2,240,000

Nonoperating margins:
     Interest income                                       93,200            156,645            638,401             536,828

     Other                                                (1,827)            162,395            266,709             381,818

     Property gain (loss)                                   3,273          (192,138)          (188,751)           (180,456)
                                                            -----          ---------          ---------           ---------

         Total nonoperating margins                        94,646            126,902            716,359             738,190
                                                           ------            -------            -------             -------

         Assignable margins                                74,207             42,258          3,988,358           2,978,190
                                                           ======             ======          =========           =========

Patronage capital at beginning of period              128,955,925        125,743,981        125,184,374         122,925,253

Retirement of capital credits and estate
  Payments                                               (71,141)          (115,645)          (213,741)           (232,849)
                                                         --------          ---------          ---------           ---------

Patronage capital at end of period                  $ 128,958,991      $ 125,670,594      $ 128,958,991       $ 125,670,594
                                                    =============      =============      =============       =============


See accompanying notes to financial statements.

                             CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Statements of Cash Flows
                                       (Unaudited)

                                                                                            Nine months ended September 30
                                                                                                2002             2001
                                                                                                ----             ----




Cash flows from operating activities:
         Assignable margins                                                                  $3,988,358       $2,978,190

Adjustments to reconcile assignable margins to net cash provided (used) by operating activities:

         Depreciation and amortization                                                       18,862,947       18,678,752
         Capitalization of interest                                                           (401,431)      (1,048,122)
         Property gains, net                                                                  (188,751)        (190,456)
         Other                                                                                    2,116         (11,920)

       Changes in assets and liabilities:
          (Increase) decrease in assets:
         Fuel cost recovery                                                                   3,190,691        1,308,950
         Accounts receivable                                                                  6,274,830        (289,140)
         Prepayments                                                                        (2,457,835)        (757,158)
         Materials and supplies                                                             (1,164,824)          375,836
         Deferred charges                                                                     1,655,610      (2,826,912)
         Other                                                                                 (10,546)          607,881

       Increase (decrease) in liabilities:
         Accounts payable                                                                   (5,641,761)      (6,006,155)
         Consumer deposits                                                                      159,849          224,087
         Accrued interest                                                                   (5,318,532)      (4,458,649)
         Deferred credits                                                                  (15,743,826)      (1,690,660)
         Other                                                                              (5,331,718)        1,223,545
                                                                                            -----------        ---------
                  Net cash (used) provided by operating activities                          (2,124,823)        8,118,069

Cash flows from investing activities:
         Extension and replacement of plant                                                (17,840,797)     (29,610,734)
         Investments in associated organizations                                               (61,876)        (80,063)
                                                                                               --------        --------
                  Net cash used in investing activities                                    (17,902,673)     (29,690,797)

Cash flows from financing activities:
         Short-term obligations                                                                       0     (35,000,000)
         Proceeds from long-term obligations                                                180,000,000      150,000,000
         Repayments of long-term obligations                                              (159,719,945)     (88,930,350)
         Retirement of patronage capital                                                      (213,741)        (232,849)
         Other                                                                                (211,833)        (116,618)
                                                                                              ---------        ---------
                  Net cash provided by financing activities                                  19,854,481       25,720,183

Net increase (decrease) in cash and cash equivalents                                          (173,015)        4,147,455

Cash and cash equivalents at beginning of period                                             $3,814,767       $1,695,162
------------------------------------------------                                             ----------       ----------

Cash and cash equivalents at end of period                                                   $3,641,752       $5,842,617
------------------------------------------                                                   ==========       ==========

Supplemental disclosure of cash flow information - interest expense paid, net of
amounts capitalized                                                                          25,348,258       24,867,255
                                                                                             ==========       ==========



See accompanying notes to financial statements.

                        CHUGACH ELECTRIC ASSOCIATION, INC.
                           Notes to Financial Statements
                                  (Unaudited)

     1.  Presentation of Financial Information

     During interim periods, Chugach Electric Association, Inc. (Chugach or Association) follows the accounting policies set forth in its audited financial statements included in Form 10-K filed with the Securities and Exchange Commission unless otherwise noted. Users of interim financial information are encouraged to refer to the footnotes contained in Chugach's Form 10-K when reviewing interim financial results. The accompanying unaudited interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

     Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

     2.  Lines of credit

     Chugach maintains a line of credit of $35 million with CoBank, ACB (CoBank). The CoBank line of credit expires February 1, 2003, but is subject to annual renewal. At September 30, 2002, $11 million was outstanding on this line of credit at an interest rate of 3.24%. In addition, the Association has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). The NRUCFC line of credit expired October 14, 2002, but is pending finalization of a new revolving line of credit agreement, which Chugach expects to occur in November 2002. At September 30, 2002, there was no outstanding balance on this line of credit.

     3.  Environmental Matters

     The Association discovered polychlorinated biphenyls (PCBs) in paint, caulk and grease at the Cooper Lake Hydroelectric plant during initial phases of a turbine overhaul. A Federal Energy Regulatory Commission (FERC) approved plan, prepared in consultation with the Environmental Protection Agency
     (EPA), was implemented to remediate the PCBs in the plant. As a condition of its approval of the license amendment for the overhaul project, FERC required Chugach to also investigate the presence of PCBs in Kenai Lake. A sampling plan was developed by Chugach in consultation with state and federal agencies and approved by FERC. In 2000, Chugach sampled sediments and fish collected from Kenai Lake and other waters. While low levels of PCBs were found in some sediment samples taken near the plant, no pathway from sediment to fish was established. While the levels of PCBs in fish from Kenai Lake were similar to levels found in fish from other lakes within the region, Chugach has conducted additional sampling and analysis of fish in Kenai Lake and other waters and on April 1, 2002, filed its final report to FERC, which analyzed the results of the sampling. Based on these analyses, Chugach concluded that no further PCB sampling and analysis in Kenai Lake was necessary. In a letter dated June 18, 2002, FERC informed

     Chugach that its review of the report supported Chugach's conclusions and agreed that Chugach was not required to conduct further PCB sampling and analysis in Kenai Lake. Management believes the costs of this work will be recoverable through rates and therefore will have no material impact on our financial condition or results of operations. The Regulatory Commission of Alaska, (RCA) has issued an order to Chugach allowing Chugach to record its remediation costs as a Financial Accounting Standards Board (FASB) 71 asset, subject to a determination, in the presently ongoing rate case, of the level of prudently-incurred costs that may be recovered through rates.

     4.  Legal Proceeding

     Matanuska Electric Association, Inc., v. Chugach Electric Association, Inc., Superior Court Case No. 3AN-99-8152 Civil

     This action is a claim for a breach of the Tripartite Agreement, which is the contract governing the parties' relationship for a 25-year period from 1989 through 2014 and governing the Association's sale of power to Matanuska Electric Association, Inc. (MEA) during that time. MEA asserted the Association breached that contract by failing to provide a variety of kinds of information, by failing to properly manage the Association's long-term debt, and by failing to bring its base rate action to a Joint Committee, a committee defined in the power sales contract consisting of one MEA and two Chugach board members, before presenting it to the RCA. All of MEA's claims have been dismissed. On April 29, 2002, MEA appealed the Superior Court's decisions relating to Chugach's financial management and its failure to bring its base rate action to the joint committee before filing with the RCA to the Alaska Supreme Court. Management is uncertain as to the outcome but will vigorously defend the appeal.

     Chugach has certain additional litigation matters and pending claims that arise in the ordinary course of its business. In the opinion of management, no individual matter or the matters in the aggregate is likely to have a material adverse effect on our results of operations, financial condition or liquidity.

     5.  Critical Accounting Policies

     The preparation of financial statements in conformity with principles generally accepted in the United States of America (GAAP) requires that management apply accounting policies and make estimates and assumptions that affect results of operations and reported amounts of assets and liabilities in the financial statements. The following areas represent those that management believes are particularly important to the financial statements and that require the use of estimates and assumptions to describe matters that are inherently uncertain.

     FERC Accounting

     Chugach prepares its financial statements in accordance with GAAP and in conformity with the FERC's uniform system of accounts.

     Cost Basis Regulation

     Chugach is subject to regulation by the RCA. The rates that are charged by Chugach to its customers are based upon cost basis regulation reviewed and approved by this regulatory commission. Under the authority of this commission, Chugach has recorded certain regulatory assets in the amount of $16.2 million as of September 30, 2002. If Chugach's rates were no longer based upon cost or there was no longer the probability of future collection in rates, these assets and liabilities would be written off against assignable margins.

     Financial Instruments and Hedging

     Chugach has previously used U.S. Treasury forward rate lock agreements to hedge expected interest rates on debt. The Association accounted for the agreements under SFAS 80 and 71 through December 31, 2000, and SFAS 133, 138 and 71 subsequent to that date. Gains or losses are treated as regulatory assets or liabilities upon settlement. If Chugach's rates were no longer based upon cost or there was no longer the probability of future collection in rates, these assets and liabilities would be written off against assignable margins. Based on historical regulatory treatment on previous refinancing, management believes the establishment and recovery of Chugach's regulatory assets and liabilities is appropriate. Accounting for derivatives continues to evolve through guidance issued by the Derivatives Implementation Group (DIG) of the FASB. To the extent that changes by the DIG modify current guidance, the accounting treatment for derivatives may change.

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

     On September 25, 2001, Chugach submitted a request for reconsideration to the RCA regarding specific adjustments to Chugach's revenue requirement contained in the Commission order. On October 25, 2001, the Commission ruled on Chugach's request for reconsideration, and granted an interim base demand and energy rate increase of 3.97 percent, or about 2.4 percentage points higher than the initial authorized increase of 1.6 percent. Chugach submitted a compliance filing implementing the Commission's Order on October 30, 2001, and the additional rate increase was effective in November 2001.

     The interim rate increase was based on a normalized (adjusted for recurring expenses) test year and a system ratemaking Times Interest Earned Ratio
     (TIER) of 1.35.

     As anticipated in Chugach's July 2001 original filing, on April 15, 2002, Chugach submitted a filing with the RCA to update certain known and measurable costs and savings that had occurred outside the 2000 Test Year. In the updated filing, Chugach reduced its base rate increase request from 6.5% to 5.7%, or approximately $0.9 million in the revenue requirement on a system basis. The revised filing also reflected an increase in depreciation expense of approximately $1.5 million due to the completion of the Beluga Unit 7 re-powering project and a reduction in annualized interest expense, due to Chugach's recent refinancing efforts, of $2.4 million. In this revised filing, Chugach continues to request $11.9 million in margins. As a result of reduced interest costs, this would yield an equivalent system TIER of 1.47.

     Three intervenors filed pre-filed testimony with the Commission in July 2002 opposing various aspects of Chugach's proposal. Chugach filed its reply testimony with the Commission during October 2002. A hearing has been scheduled for November and December 2002 to resolve the outstanding issues associated with the 2000 test year rate case. A final Commission order is expected in 2003.

     Results Of Operations

     Current Year Quarter Versus Prior Year Quarter

     In general, assignable margins did not materially change from the quarter ended September 30, 2002, over the same quarter in 2001.

     Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased by $663.4 thousand, or 1.6%, for the quarter ended September 30, 2002, over the same quarter in 2001. The decrease in revenues was due to decreased fuel prices, resulting in decreased revenue collected through the fuel surcharge cost recovery mechanism.

     The following table represents kWh sales for the quarter ended September
     30:

                                 2002                  2001
                                 ----                  ----
           Customer               kWh                  kWh
      Retail                  258,530,607          248,302,947
      Wholesale               265,987,798          265,847,324
      Economy Energy           34,830,310           32,693,020
                               ----------           ----------
      Total                   559,348,715          546,843,291
                            =============         ============

     Retail demand and energy rates for all rate classes except small commercial and public street and highway lighting increased 3.97% in the third quarter of 2002 compared to the third quarter of 2001. Over this same period, the wholesale demand and energy rates charged to HEA and MEA also increased by 3.97%. These increases reflected the interim rate increase authorized by the RCA in 2001. Wholesale demand and energy rates charged to Seward Electric System (SES) did not change in this quarter compared to the same quarter last year.

     Fuel expense decreased by $1.2 million, or 9.7%, for the quarter ended September 30, 2002, compared to the same period in 2001 due to lower fuel prices. Power production expense increased by $1.0 million, or 42.8%, due to continued maintenance on Beluga unit 8 and the repair of Cooper Lake unit 2. Purchased power expense decreased by $1.0 million, or 19.5%, due to a Nikiski maintenance outage in September of 2002. Transmission, distribution and consumer accounts/information expense did not materially change for the three-month period ended September 30, 2002. Administrative, general and other expenses increased by $1.3 million, or 29.9%, for the three-month period ended September 30, 2002, due to increased insurance costs, increased Information Services, (IS) /garage clearing and increased regulatory costs associated with the current rate case.

     Interest on long-term debt decreased by $1.0 million, or 14.3%, due to lower interest rates. Interest charged to construction decreased by $261.6 thousand, or 71.9%, in the third quarter of 2002 compared to the same period in 2001 due to less construction activity. Other interest expense increased by $56.5 thousand, or 398.7%, from the third quarter of 2001 due to a consistent outstanding balance on the CoBank line of credit in the third quarter of 2002.

     Other nonoperating margins were $32.3 thousand, or 25.4%, lower for the quarter ended September 30, 2002, compared to the same period in 2001 due to the abandonment and write off of a web-enabling project.

     Current Year to Date Versus Prior Year to Date

     In general, assignable margins increased due to the increase in revenue caused by the interim rate increase implemented during the fourth quarter of 2001 and a decrease in other interest expense. These were offset by an increase in production and administrative, general and other expense.

     Operating revenues increased by $6.5 million, or 5.2%, in the first nine months of 2002, over the same period in 2001. The increase in revenues was due to the interim rate increase of 3.97%, which was approved and implemented during the fourth quarter of 2001. It was also due to a net increase in purchased power and fuel costs, which resulted in increased revenue collected through the fuel and purchased power surcharge mechanism, as well as increased kWh sales.

     The following table represents kWh sales for the nine months ended September 30:

                                   2002                  2001
                                   ----                  ----
     Customer                       kWh                    kWh
     Retail                     831,036,637           806,213,531
     Wholesale                  828,322,490           757,667,529
     Economy Energy              80,537,210            76,785,790
                                 ----------            ----------
     Total                    1,739,896,337         1,640,666,850
                              =============         =============

     Fuel expense decreased by $3.4 million, or 8.7%, for nine months ended September 30, 2002, compared to the same period in 2001 due to lower fuel prices. Power production expense increased by $2.0 million, or 24.1%, due to increased maintenance on Beluga unit 3 and unit 8, Bernice Lake unit 4 and Cooper Lake unit 2. Purchased power expense increased by $5.0 million, or 54.9%, due to the new contract with Nikiski, a co-generation power plant owned by Alaska Electric Generation & Transmission (AEG&T) (HEA). Distribution expense increased $486.7 thousand, or 6.7%, due to a modification in our right-of-way clearing schedule, which does not substantially change the annual expense expected by year-end. In addition, we have experienced a higher level of underground cable failures resulting in higher distribution maintenance expense. Administrative, general and other increased by $1.5 million, or 10.9%, due to increased labor, information services clearing and insurance costs.

     Interest on long-term debt did not materially change from September 30, 2001, to September 30, 2002. Interest charged to construction decreased by $455.6 thousand, or 56.0%, in the nine months ended September 30, 2002, compared to the same period in 2001 due to lower construction work in progress balances as well as lower overall cost of debt. Other interest expense decreased by $876.5 thousand, or 79.3%, due to lower outstanding balances on the lines of credit.

     Other nonoperating margins did not materially change in the first nine months of 2002 compared to the same period in 2001.

     Financial Condition

     Total assets decreased $8.0 million, or 1.4%, from December 31, 2001, to September 30, 2002. The decrease was due in part to a $2.1 million, or 0.4%, decrease in net plant. The decrease was also due to a $6.3 million, or 39.2%, decrease in accounts receivable caused by the payment of wholesale power invoices that were accrued but not paid at December 31, 2001; however, that amount was offset by an increase in billings to the state of Alaska for facility relocation construction work performed during the summer. The decrease in total assets was also due to a $3.2 million, or 88.8%, decrease in fuel cost recovery from the collection of the prior quarter's fuel cost adjustment.

     The decrease in total assets was offset by a $2.5 million, or 391.7%, increase in prepayments caused by the prepayment of generation parts and a $1.2 million, or 5.1%, increase in materials and supplies.

     Notable changes to total liabilities and equities include a $3.7 million, or 2.8%, increase in patronage capital and a $29.8 million, or 8.2%, increase in long-term obligations associated with the 2002 refinancing. These increases were offset by a $9.5 million, or 91.7%, decrease in current installments of long-term obligations due to the final payment of the 1991 Series A Bond due 2002 and the $5 million payment of the first installment of CoBank 5.

     There was a $6.3 million, or 57.0%, decrease in accounts payable caused by the payment of invoices that were accrued at December 31, 2001. There was also a $5.3 million, or 72.1%, decrease in accrued interest due to lower interest rates on our debt after the 2002 refinancing, in addition to a semi-annual interest payment of approximately $4.9 million on the 2001 Series A Bonds in the third quarter. There was also a $4.5 million, or 38.6%, decrease in fuel payable caused by lower fuel prices in the first nine months of 2002.

     Deferred credits decreased $15.8 million, or 81.1%, due to the premium that offset the gain associated with the 1991 Series A Bond due 2022 that was refinanced in the first quarter of 2002.

     Liquidity and Capital Resources

     Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $50 million line of credit from NRUCFC and a $35 million line of credit with CoBank. At September 30, 2002, there was no outstanding balance with NRUCFC. At September 30, 2002, there was $11 million outstanding under the CoBank line of credit, which carried an interest rate of 3.24%.

     Chugach also has a term loan facility with CoBank. Loans made under this facility are evidenced by bonds secured by Chugach's existing mortgage indenture. At September 30, 2002, Chugach had the following bonds outstanding under this term loan facility:

                                                     Interest rate at                             Principal Payment
          Bond              Principal balance       September 30, 2002        Maturity Date             Dates


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

     The $5 million principal payment made in June of 2002 on CoBank 5 is currently being carried on our CoBank line of credit and included in short term debt. Upon completion of the CoBank Master Loan Agreement, that amount will become long-term debt with an expiration date of 2007.

     Chugach and CoBank have tentatively agreed on the terms of a new Master Loan Agreement pursuant to which the existing term loan facility will be converted from secured to unsecured debt and the obligations represented by the outstanding bonds held by CoBank will be converted into promissory notes governed by the new Master Loan Agreement. Upon the substitution of promissory notes for the CoBank bonds, Chugach's existing mortgage indenture will be replaced in its entirety by an Amended and Restated Indenture dated April 1, 2001, all liens and security interests imposed under the indenture will be terminated and all outstanding Chugach bonds (including New Bonds of 2001 Series A, 2002 Series A and 2002 Series B) will become unsecured obligations governed by the terms of the Amended and Restated Indenture.

     Capital construction in 2002 is estimated at $29.4 million. At September 30, 2002, approximately $17.8 million had been expended. Capital improvement expenditures are expected to decrease in the upcoming fourth quarter as the construction season ends.

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

     Environmental Matters

     The Association discovered polychlorinated biphenyls (PCBs) in paint, caulk and grease at the Cooper Lake Hydroelectric plant during initial phases of a turbine overhaul. A Federal Energy Regulatory Commission (FERC) approved plan, prepared in consultation with the Environmental Protection Agency
     (EPA), was implemented to remediate the PCBs in the plant. As a condition of its approval of the license amendment for the overhaul project, FERC required Chugach to also investigate the presence of PCBs in Kenai Lake. A sampling plan was developed by Chugach in consultation with state and federal agencies and approved by FERC. In 2000, Chugach sampled sediments and fish collected from Kenai Lake and other waters. While low levels of PCBs were found in some sediment samples taken near the plant, no pathway from sediment to fish was established. While the levels of PCBs in fish from Kenai Lake were similar to levels found in fish from other lakes within the region, Chugach has conducted additional sampling and analysis of fish in Kenai Lake and other waters and on April 1, 2002, filed its final report to FERC, which analyzed the results of the sampling. Based on these analyses, Chugach concluded that no further PCB sampling and analysis in Kenai Lake was necessary. In a letter dated June 18, 2002, FERC informed Chugach that its review of the report supported Chugach's conclusions and agreed that Chugach was not required to conduct further PCB sampling and analysis in Kenai Lake. Management believes the costs of this work will be recoverable through rates and therefore will have no material impact on our financial condition or results of operations. The Regulatory Commission of Alaska, (RCA) has issued an order to Chugach allowing Chugach to record its remediation costs as a FASB 71 asset, subject to a determination, in the presently ongoing rate case, of the level of prudently-incurred costs that may be recovered through rates.

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

     Interest Rate Risk

     As of September 30, 2002, except for the 2002 Series B Bond, which carries a variable interest rate and is re-priced every 28 days, all of our outstanding long-term obligations were at fixed interest rates with varying maturity dates. The Auction Rate Bond bore interest at 1.97% from the date of original delivery to and through February 27, 2002. The following table provides information regarding subsequent auction dates and rates.

                     Auction Date                   Interest Rate

                  February 27, 2002                     2.00%
                    March 27, 2002                      2.00%
                    April 27, 2002                      1.97%
                     May 22, 2002                       1.97%
                    June 19, 2002                       1.95%
                    July 17, 2002                       1.90%
                   August 14, 2002                      1.84%
                  September 11, 2002                    1.95%
                   October 9, 2002                      1.92%
                   November 6, 2002                     1.75%

     The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of September 30, 2002.

                                                                                                            Fair
Total Debt*               2002       2003     2004      2005        2006      Thereafter       Total        Value
-----------               ----       ----     ----      ----        ----      ----------       -----        -----


Fixed rate                   $0      $866      $945    $11,031     $1,126      $321,032       $335,000    $367,556

Average
interest rate                --     5.60%     5.60%      7.56%      5.60%         6.27%          6.30%

Variable rate           $11,000        $0        $0         $0         $0       $60,000        $71,000     $71,000

Average
interest rate             3.24%        --        --         --         --         1.75%          1.98%


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

     Item 4. Controls and Procedures

     The Association's management, including the Principal Executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within 90 days prior to the filing date of this quarterly report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Association's internal controls that could significantly affect its disclosure controls and procedures since the date of the evaluation.

                            PART II OTHER INFORMATION

     Item 1. Legal Proceedings

     Matanuska Electric Association, Inc., v. Chugach Electric Association, Inc., Superior Court Case No. 3AN-99-8152 Civil

     This action is a claim for a breach of the Tripartite Agreement, which is the contract governing the parties' relationship for a 25-year period from 1989 through 2014 and governing the Association's sale of power to Matanuska Electric Association, Inc. (MEA) during that time. MEA asserted the Association breached that contract by failing to provide a variety of kinds of information, by failing to properly manage the Association's long-term debt, and by failing to bring its base rate action to a Joint Committee, a committee defined in the power sales contract consisting of one MEA and two Chugach board members, before presenting it to the RCA. All of MEA's claims have been dismissed. On April 29, 2002, MEA appealed the Superior Court's decisions relating to Chugach's financial management and its failure to bring its base rate action to the joint committee before filing with the RCA to the Alaska Supreme Court. Management is uncertain as to the outcome but will vigorously defend the appeal.

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

     Not applicable

     Item 3. Defaults Upon Senior Securities

     Not applicable

     Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

     Item 5. Other Information

     On August 12, 2002 MEA filed a request with the Regulatory Commission of Alaska asking that Chugach's Certificate of Public Convenience and Necessity (CPCN) be amended to eliminate retail service and requesting that the retail services portion of the CPCN be included in MEA's CPCN. In an order issued August 29, 2002, the Regulatory Commission of Alaska summarily rejected the request.

     Item 6. Exhibits and Reports on Form 8-K

     (a)      Exhibits:

              No exhibits are being filed with this report for the quarter ended September 30, 2002.

     (b)      Reports on Form 8-K:

              No reports on Form 8-K were filed for the quarter ended September 30, 2002.

                                Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CHUGACH ELECTRIC ASSOCIATION, INC.


                                            By:      /s/ Evan J. Griffith

                                                     Evan J. Griffith
                                                     General Manager

                                            Date:    November 14, 2002


                                            By:      /s/ Michael R. Cunningham

                                                     Michael R. Cunningham
                                                     Chief Financial Officer

                                            Date:    November 14, 2002

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Evan J. Griffith, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Chugach Electric Association, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002         /s/ Evan J. Griffith

                                 Evan J. Griffith
                                 General Manager and Principal Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael R. Cunningham, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Chugach Electric Association, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002         /s/ Michael R. Cunningham

                                 Michael R. Cunningham
                                 Chief Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this quarterly report of Chugach Electric Association, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002, I, Evan
J. Griffith, General Manager and Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(a) This quarterly report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b) The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 14, 2002        /s/ Evan J. Griffith

                                Evan J. Griffith
                                General Manager and Principal Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this quarterly report of Chugach Electric Association, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002, I, Michael R. Cunningham, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(a) This quarterly report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b) The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 14, 2002         /s/ Michael R. Cunningham

                                 Michael R. Cunningham
                                 Chief Financial Officer