Form 10-K
period 2002-12-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2003-03-31
CIK 878004

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K
(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended  December 31, 2002
                           -----------------
                                       or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________________________to______________________

Commission file number     33-42125

                       Chugach Electric Association, Inc.
             (Exact name of registrant as specified in its charter)

                      Alaska                          92-0014224
                      ------                          ----------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

       5601 Minnesota Dr., Anchorage, Alaska             99518
       -------------------------------------             -----
       (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code      (907) 563-7494
                                                               --------------

          Securities registered pursuant to Section 12(b) of the Act:

  Title of each class               Name of each exchange on which registered

-----------------------------------  ----------------------------------------

-----------------------------------  ----------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:
--------------------------------------------------------------------------------
                               (Title of class)
--------------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                     X Yes __ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                     N/A
Indicate by check mark whether the registrant is an accelerated filer(as defined
in Rule 12b-2 of the Act)                                             __Yes X No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal
quarter.                                                             N/A

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          2002 Form 10-K Annual Report

                                Table of Contents

                   PART I                                                 Page
       Item 1 - Business                                                    1

       Item 2 - Properties                                                  9

       Item 3 - Legal Proceedings                                          17

       Item 4 - Submission of Matters to a Vote of Security Holders        18

                   PART II
       Item 5 - Market for Registrant's Common Equity and Related
                  Stockholder Matters                                      18

       Item 6 - Selected Financial Data                                    19

       Item 7 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      20

       Item 7A - Quantitative and Qualitative Disclosures About
                   Market Risk                                              35

       Item 8 - Financial Statements and Supplementary Data                37

       Item 9 - Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                      69

                    PART III
       Item 10 - Directors and Executive Officers of the Registrant        69

       Item 11 - Executive Compensation                                    72

       Item 12 - Security Ownership of Certain Beneficial Owners and
                   Management                                              75

       Item 13 - Certain Relationships and Related Transactions            75

       Item 14 - Disclosure Controls and Procedures                        75

                    PART IV
       Item 15 - Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K                                                76

                 SIGNATURES                                                88

                 Certification of Principal Executive Officer pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002           90

                 Certification of Principal Financial Officer pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002           91

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report that do not relate to historical facts, including statements relating to future plans, events or performance, are forward-looking statements that involve risks and uncertainties. Actual results, events or performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, that speak only as of the date of this report and the accuracy of which is subject to inherent uncertainty. Chugach Electric Association, Inc. (Chugach) undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances that may occur after the date of this report or the effect of those events or circumstances on any of the forward-looking statements contained in this report, except as required by law.

                                  PART I

                             Item 1 - Business

         General

         Chugach makes its current and periodic reports available, free of charge, on our website at www.chugachelectric.com as soon as practicable after filing with the Securities and Exchange Commission (SEC). Our website provides a link to the SEC website.

          Chugach Electric Association, Inc., is the largest electric utility in Alaska. We are engaged in the generation, transmission and distribution of electricity to approximately 71,800 metered locations in the Anchorage and upper Kenai Peninsula areas. Through an interconnected regional electrical system, our energy is distributed throughout Alaska's Railbelt, a 400-mile-long area stretching from the coastline of the southern Kenai Peninsula to the interior of the state, including Alaska's largest cities, Anchorage and Fairbanks. Neither Chugach nor any other electric utility in Alaska has any connection to the electric grid of the mainland United States or Canada.

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

         We have 527 megawatts of installed generating capacity provided by 17 generating units at our five owned power plants: Beluga Power Plant, Bernice Lake Power Plant, International Generation and Transmission Power Plant (IGT), Cooper Lake Hydroelectric Plant and Eklutna Hydroelectric Project, in which we own a 30% interest. Approximately 85% (by rated capacity) of our generating capacity is fueled by natural gas, which we purchase under long-term gas contracts. The remainder of our generating resources are hydroelectric facilities. In 2002, approximately 84% of our energy was generated at the Beluga facility. We purchase up to 27.4 megawatts for our retail customers and up to
38.6 megawatts for our wholesale customers from the Bradley Lake Hydroelectric Project. We also purchase approximately 40 megawatts from the Nikiski power plant on the Kenai Peninsula. We operate 1,624 miles of distribution line and 402 miles of transmission line. For the year ended December 31, 2002, we sold
2.4 billion kilowatt hours (kWh) of electrical power.

         Chugach was organized as an Alaska electric cooperative in 1948. Cooperatives are business organizations that are owned by their members. As not-for-profit organizations (Internal Revenue Code 501 (c)(12), cooperatives are intended to provide services to their members at cost, in part by eliminating the need to produce profits or a return on equity other than for reasonable reserves and margins. Today, cooperatives operate throughout the United States in such diverse areas as utilities, agriculture, irrigation, insurance and credit. All cooperatives are based upon similar principles and legal foundations. Because members' equity is not considered an investment, a cooperative's objectives and policies are oriented to serving member interests, rather than maximizing return on investment.

         Our members are the consumers of the electricity sold by us. As of December 31, 2002, we had 61,009 retail members receiving service at approximately 71,800 metered locations and three major wholesale customers. No individual retail customer receives more than 5% of our power.

         Our customers are billed per a tariff rate on a monthly basis for electrical power consumed during the preceding period. Billing rates are approved by the Regulatory Commission of Alaska (RCA) (see "Rate Regulation and Rates" below).

         Rates (derived on the basis of historic cost of service) are established to generate revenues in excess of current period costs (net operating margins and nonoperating margins) in any year and such excess is designated on our Statements of Revenues, Expenses and Patronage Capital as "assignable margins." Retained assignable margins are designated on our balance sheet as "patronage capital" that is assigned to each member on the basis of patronage.

         Chugach is a rural electric cooperative that is exempt from federal income taxation as an organization described in Section 501(c)(12) of the Internal Revenue Code (Code). Alaska electric cooperatives must pay to the State of Alaska, in lieu of state and local ad valorem, income and excise taxes, a tax at the rate of $0.0005 per kWh of electricity sold in the retail market during the preceding year. In addition, we currently collect a regulatory cost charge of $.000318 per kWh of retail electricity sold. This charge is assessed to fund the operations of the RCA. It is a pass-through and thus does not impact our margins.

         Our workforce consists of approximately 350 full-time employees. Approximately two-thirds of our employees are members of the International Brotherhood of Electrical Workers (IBEW). We have three collective bargaining agreements with the IBEW that are in effect through June 30, 2006. We also have an agreement with Hotel Employees, Restaurant Employees (HERE), Local 878 in effect through June 30, 2006. We believe our relationship with our employees is good.

         Gene Bjornstad, Chugach's former General Manager, gave notice of his intention to retire in May 2002. On April 25, 2002, the Board of Directors named Evan J. Griffith as Chugach's new General Manager effective May 6, 2002.

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

         Competition

         We do not expect the Alaska legislature to pass a law creating retail competition for electric service in the foreseeable future. We are not actively promoting retail competition.

         It is our objective to continually improve the efficiency and cost effectiveness of our operations. We participate in customer satisfaction surveys, benchmark the performance of system operations and perform studies on how to implement business process best practices. These ongoing programs focus on distribution and transmission lines, substations, power plants, fleet operations and administrative services.

         Rate Regulation and Rates

         The RCA regulates our rates. We can seek changes in our base rates by filing general rate cases with the RCA. While the formal ratemaking process previously took nine months to one year, on August 10, 2002, A.S. 42.05.175 imposed timelines for RCA decisions. Among other provisions, it provided that for all dockets commenced on or after July 1, 2002, the RCA shall issue a final order not later than 15 months after a complete tariff filing is made for a tariff filing that changes the utility's revenue requirement or rate design. It is within the RCA's authority to authorize, after a notice period, rate changes on an interim, refundable basis. In addition, the RCA has been willing to open limited reviews of matters to resolve specific issues from which expeditious decisions can often be rendered.

         The RCA has exclusive regulatory control of our rates, subject to appeal to the Alaska courts. Under Alaska law, financial covenants of an Alaskan electric cooperative contained in a debt instrument will be valid and enforceable, and rates set by the RCA must be adequate to meet those covenants. Under Alaska law, a cooperative utility that is negotiating to enter into a mortgage or other debt instrument that provides for a Times Interest Earned Ratio (TIER) greater than the ratio the RCA most recently approved for that cooperative must submit the mortgage or debt instrument to the RCA before the instrument takes effect. The rate covenants contained in the instruments that govern our outstanding long-term indebtedness do not impose any greater TIER requirement than those previously approved by the RCA.

         We expect to continue to recover changes in our fuel and purchased power expenses through routine fuel surcharge filings with the RCA. See "Management's Discussion and Analysis - Results of Operations - Overview."

         The Amended and Restated Indenture, which became effective January 22, 2003, governs all of our outstanding bonds and requires us to set rates expected to yield margins for interest equal to at least 1.10 times total interest expense. The CoBank Master Loan Agreement also requires Chugach to establish and collect rates reasonably expected to yield margins for interest equal to at least 1.10 times interest expense. On February 6, 2003, we received Order U-01-108(26) from the RCA, based on our general rate case on the 2000 test year, that revised our overall TIER downward from 1.35 to 1.30. Based on all the adjustments stated in Order U-01-108(26), see "Management's Discussion and Analysis - Results of Operations - Overview - Rate Regulation and Rates," for the year ended December 31, 2002, our achieved TIER was calculated to be 0.92.

         In our general rate case, we proposed that margins be calculated using a rate base/rate of return methodology rather than the TIER methodology previously used. Under Order U-01-108(26), we will be required to use TIER in calculating return levels.

         Sales to Customers

         The following table shows the energy sales to and electric revenues from our retail, wholesale, and economy energy customers for the year ended December 31, 2002:

                                                                                                      Percent of Total
                                                      MWh                   2002 Revenues                2002 Revenues
                                                      ---                   -------------              ---------------
Direct retail sales:
     Residential....................                 534,869                  $58,193,464                      34%
     Commercial.....................                 606,237                   51,888,550                      31%
                                                     -------                   ----------                      ---
     Total..........................               1,141,106                  110,082,014                      65%

Wholesale sales:
     MEA............................                 584,726                   30,018,227                      18%
     HEA............................                 482,619                   22,035,973                      13%
     Seward.........................                  59,521                    2,709,752                       1%
                                                      ------                    ---------                       --
     Total..........................               1,126,866                   54,763,952                      32%

Economy energy sales(1) ............                 125,784                    4,567,179                       3%
                                                     -------                    ---------
Total sales to customers............               2,393,756                  169,413,145                     100%
                                                   =========                                                  ====
Miscellaneous energy revenue                                                    2,531,773
                                                                                ---------
Total energy revenues                                                        $171,944,918
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

         Customers

         As of December 31, 2002, we had 61,009 members being served by approximately 71,800 meters (some members are served by more than one meter). Our customers are primarily urban and suburban. The urban nature of our customer base means that we have a relatively high customer density per line mile. Higher customer density means that fixed costs can be spread over a greater number of customers. As a result of lower average costs attributable to each customer, we benefit from a greater stability in revenue, as compared to a less dense distribution system in which each individual customer would have a more significant impact on operating results. For the past five years no retail customer accounted for more than 5% of our revenues.

         Wholesale Customers

         We are the principal supplier of power to MEA, Seward and HEA under separate wholesale power contracts. For 2002, our wholesale power contracts, including the fuel component, produced $54.8 million in revenues, representing 32% of our revenues and 47% of our total kWh sales to customers.

         MEA and HEA

         We have two power sales contracts with Alaska Electric Generation & Transmission Cooperative, Inc., (AEG&T): one for the firm, all requirement sales to MEA and one for firm, partial requirement sales to HEA. AEG&T is a generation and transmission cooperative that was formed by MEA and HEA in the mid 1980's. Under each of these contracts, we sell power to AEG&T, which resells the power to MEA and HEA. MEA and HEA have recently indicated that they may be disbanding or substantially changing their relationship with AEG&T but no changes to our contracts have been made at this time. Under our contracts, each of MEA and HEA is obligated to pay us for the power sold to AEG&T even if AGE&T does not pay.

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

         If MEA converts to a net requirements purchaser under the contract, MEA cannot reduce its payment for power that it purchases from us below a certain minimum amount. MEA will be required to pay demand charges based upon the highest post-1985 historical coincident peak on the MEA system. Therefore, if MEA converts to net-requirements service, we will continue to recover all or substantially all of the fixed costs now assigned to it. Also, our revenues from energy sales to MEA would partially decline in proportion to the reduction in the energy sold, but this decline would be offset to an extent by savings in the variable costs associated with energy production.

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

         On August 24, 2001, Alaska Electric and Energy Cooperative, Inc. (AEEC) and AEG&T filed an Application to Transfer Certificate of Public Convenience and Necessity No. 345 to serve as the wholesale power supplier of HEA, instead of AEG&T. HEA is the sole member of AEEC. The RCA was requested to act on the transfer prior to the end of 2001; however, the application includes the expectation that our power sales agreement will be assigned to AEEC and the Nikiski dispatch agreement will be assigned to HEA. HEA has been requested to meet with us in that regard. Although management cannot predict the outcome, we do not expect a decline in revenue as a result of this transfer.

         Seward

           We currently provide nearly all the power needs of the City of Seward. In February 1998, we entered into a new power sales agreement with Seward that allows us to interrupt service to Seward up to 12 times per year and thereby reduces the demand charge by 1/3 (approximately $350,000 annually). This agreement was originally set to expire September 11, 2001, but we negotiated an amendment to the agreement that extended its term to January 31, 2006. The RCA conditionally approved the extension on July 9, 2001. The RCA required an amendment to the contract to include an option to re-negotiate the terms of the contract if rates are adjusted by the general rate case we filed in July 2001. Seward has three choices within sixty days of the final order of the RCA in that general rate case. The choices are to continue the contract using the rate methodology adopted in the case, negotiate a new contract or give notice of termination effective twelve months from the effective date of the final order of the RCA.

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

         In 2000, the RCA approved an amendment to our agreement with GVEA and a settlement of an inter-utility dispute. As a result, the market for economy energy sold to GVEA has now been divided into two parts. The larger part continues to be governed by a contractual priority right under our agreement with GVEA. Under this provision, if GVEA requires non-firm energy in sufficient quantities, we have an opportunity to sell two-thirds of the first 450,000 MWh and an additional 80% of the excess over 450,000 MWh of the non-firm energy that GVEA purchases each year if we are capable of producing that energy. Under the above provisions, non-firm sales to GVEA for the years 2002, 2001 and 2000 have been 125,462 MWh, 81,924 MWh and 267,855 MWh, respectively. No seller enjoys a contractual priority in making such sales. GVEA makes purchases from the seller offering the lowest competitive price. The other seller, AML&P, is expected to dominate sales in the Economy Energy Spot Market for the immediate future.

         Load Forecasts

         The following table sets forth our projected load forecasts for the next five years:

               Load (MWh)             2003            2004           2005            2006            2007
               ----------             ----            ----           ----            ----            ----
           Retail............      1,154,000       1,173,000      1,191,000       1,201,000       1,214,000
           Wholesale.........      1,181,000       1,215,000      1,245,000       1,262,000       1,286,000
           Economy...........        219,000         165,000        165,000         165,000         165,000
           Losses............        140,000         143,000        146,000         147,000         149,000
                                   ---------       ---------      ---------       ---------       ---------
                  Total......      2,694,000       2,696,000      2,747,000       2,775,000       2,814,000
                                   =========       =========      =========       =========       =========

         Sales are expected to increase over the next five years principally due to economic growth in the service sector. Our total energy requirements are expected to grow at an average compounded annual rate of 1.7% from 2003 to 2007, retail sales at a rate of 1.3% and wholesale sales at a rate of 2.2%. These projections are based on assumptions that management believes to be reasonable. If one or more of these assumptions proves inaccurate in light of actual events, our actual load requirements for one or more of the years could vary materially from the forecast.

                               Item 2 - Properties

         General

         We have 527 megawatts of installed capacity consisting of 17 generating units at five power plants. These include 380.9 megawatts of operating capacity at the Beluga facility on the west side of Cook Inlet; 67.5 megawatts of power at the Bernice Lake facility on the Kenai Peninsula; 46.7 megawatts of power at International Power Plant in Anchorage; and 19.2 megawatts at the Cooper Lake facility, which is also on the Kenai Peninsula. We also have 11.7 megawatts of capacity from the two Eklutna Hydroelectric Project generating units that we jointly own with MEA and AML&P. In addition to our own generation, we purchase power from the 126 megawatt Bradley Lake hydroelectric project owned by the Alaska Energy Authority (AEA) through Alaska Industrial Development and Export Authority. The Bradley Lake facility is operated by HEA and dispatched by us. The Beluga, Bernice Lake and International facilities are all fueled by natural gas. We own our offices and headquarters, located adjacent to IGT in Anchorage. We also lease warehouse space for some generation, transmission and distribution inventory (including a small amount of office space).

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

         Our principal generation units are Beluga 3, 5, 6, 7 and 8. These units have a combined capacity of 380.9 MWh and meet most of our load. All other units are used principally as reserve. While the Beluga turbine-generators have been in service for many years, they have been maintained in good working order with periodic upgrades. Beluga unit 3 had a major overhaul in 1996 and was recently placed back into service after another major overhaul. Beluga unit 5 received a major overhaul in 1997 and received a hot gas path inspection in 2002. Beluga unit 6 was "repowered" in 2000 adding in excess of 20 years to its life. Beluga unit 7 was "repowered" in 2001. Beluga unit 8, a steam turbine, was overhauled in 1994 and received another major overhaul in 2002.

         The following matrix depicts nomenclature, run hours for 2002 and percentages of contribution and other historical information for all Chugach generation units.

                                                                                                Percent of
                                                                                                   total        Percent of
                   Commercial Operation                           Rating         Run hours      generation         time
     Facility              Date              Nomenclature         (MW)(1)         (2002)           hours        available
     --------              ----              ------------         -------         ------           -----        ---------





Beluga Power
Plant (3)
                 1         1968               GE Frame 5             19.6          672.8             1.44           89.52
                 2         1968               GE Frame 5             19.6          556.9             1.20           93.49
                 3         1972               GE Frame 7             64.8         4077.8             8.75           79.09
                 5         1975               GE Frame 7             68.7         5224.6            11.22           93.01
                 6         1975               BB 11D-4NM             75.1         8311.4            17.84           95.41
                 7         1978               BB 11D-4NM             80.1         7382.2            15.85           84.27
                 8         1981             BB DK-21150(2)           53.0         6111.8            13.12           69.77
Bernice Lake
Power Plant
                 2         1971               GE Frame 5             19.0            0.0             0.00             100
                 3         1978               GE Frame 5             26.0          651.2             1.40           97.05
                 4         1981               GE Frame 5             22.5          615.1             1.32           72.81
Cooper Lake
Hydroelectric
Plant
                 1         1960              BB MV 230/10             9.6         6304.2            13.53           94.83
                 2         1960              BB MV 230/10             9.6         6229.1            13.37           94.50
IGT Power Plant
                 1         1964               GE Frame 5             14.1          181.1              .39           90.01
                 2         1965               GE Frame 5             14.1          246.2              .53           97.81
                 3         1969            Westinghouse 191G         18.5           17.6              .04           99.18
Eklutna
Hydroelectric
Plant (4)
                 1         1955                   Newport News        5.8          N/A(5)           N/A(5)          N/A(5)
                 2         1955                Oerlikon custom        5.9          N/A(5)           N/A(5)          N/A(5)

System Total                                                                     46582.0           100.00

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

         Transmission and Distribution Assets

         As of December 31, 2002, our transmission and distribution assets included 39 substations and 402 miles of transmission lines, 930 miles of overhead distribution lines and 695 miles of underground distribution line. We own the land on which 20 of our substations are located and a portion of the right-of-way connecting our Beluga plant to Anchorage. As part of our 1997 acquisition of 30% of the Eklutna facility, we also acquired a partial interest in two substations and additional transmission facilities.

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

         Title

         Under the Amended and Restated Indenture, all of Chugach's bonds are general unsecured and unsubordinated obligations. Chugach is prohibited from creating or permitting to exist any mortgage, lien, pledge, security interest or encumbrance on our properties and assets (other than those arising by operation of law) to secure the repayment of borrowed money or the obligation to pay the deferred purchase price of property unless we equally and ratably secure all bonds subject to the Amended and Restated Indenture, except that we may incur secured indebtedness in an amount not to exceed $5 million or enter into sale and leaseback or similar agreements.

         Many of our properties are burdened by easements, plat restrictions, mineral reservation, water rights and similar title exceptions common to the area or customarily reserved in conveyances from federal or state governmental entities, and by additional minor title encumbrances and defects. We do not believe that any of these title defects will materially impair the use of our properties in the operation of our business.

         Under the Alaska Electric and Telephone Cooperative Act, we possess the power of eminent domain for the purpose and in the manner provided by Alaska condemnation laws for acquiring private property for public use.

         Other Property

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

         The project was financed and built by AEA through grants from the State of Alaska and the issuance of $166 million principal amount of revenue bonds supported by power sales agreements with six electric utilities that share the output from the facility (AML&P, HEA and MEA (through AEG&T), GVEA, Seward and us). The participating utilities have entered into take-or-pay power sales agreements under which AEA has sold percentage shares of the project capacity and the utilities have agreed to pay a like percentage of annual costs of the project (including ownership, operation and maintenance costs, debt-service costs and amounts required to maintain established reserves). We also provide transmission and related services as a wheeling agent (one who dispatches and transmits power of third parties over its own system) for all of the participants in the Bradley Lake project.

         The length of our Bradley Lake power sales agreement is fifty years from the date of commercial operation of the facility (September, 1991) or when the revenue bond principal is repaid, whichever is the longer. We believe that our maximum annual liability for our take-or-pay obligations is approximately $4.1 million. We believe that so long as this project produces power taken by us for our use that this expense will be recoverable through a fuel surcharge. The share of Bradley Lake indebtedness for which we are responsible is approximately $44 million. Upon the default of a participant, and subject to certain other conditions, AEA is entitled to increase each participant's share of costs and output pro rata, to the extent necessary to compensate for the failure the defaulting participant to pay its share, provided that no participant's percentage share is increased by more than 25%.

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

         Fuel Supply

         For 2002, 85% of our power was generated from gas, and 84% of that gas-fired generation took place at Beluga.

         Our primary sources of natural gas are the Beluga River Field producers (ConocoPhillips Alaska, Inc., AML&P and Chevron USA Inc. (Chevron), and Marathon. ConocoPhillips, AML&P and Chevron each own one-third of the gas produced from the Beluga River Field and in 2002 provided approximately equal shares of the Beluga gas. We have approximately 333 billion cubic feet (BCF) of remaining gas committed to us from the Beluga River Field producers and Marathon. We currently use approximately 22 BCF of natural gas per year for firm service. We believe that this usage will increase approximately 0.5 BCF per year and estimate that our contract gas will last 10 to 15 years. The deliverability requirements under the Beluga Field producers and Marathon contracts are in excess of the peak winter demand requirements of the Beluga plant.

         Beluga River Field Producers

         We have similar requirements contracts with each of ConocoPhillips, AML&P and Chevron that were executed in April 1989, superseding contracts that had been in place since 1973. Each of the contracts with the Beluga River Field producers provides for delivery of gas on different terms in three different periods. Period 1 related to the delivery of gas previously committed by the respective producer under the 1973 contracts and ended in June 1996.

         During Period 2, which began in June 1996 and continues until the earlier of the delivery of 180 BCF of natural gas or December 31, 2013, we are entitled to take delivery of up to 180 BCF of natural gas (60 BCF per Beluga River Field producer). During this period, we are required to take 60% of our total fuel requirements at Beluga from the three Beluga River Field producers, exclusive of gas purchased at Beluga under the Marathon contract for use in making sales to GVEA or certain other wholesale purchasers. The price for gas during this period under the ConocoPhillips and AML&P contracts is approximately 88% of the price of gas under the Marathon contract (described below) ($1.6300 per thousand cubic feet (MCF) on January 1, 2003), plus taxes. The price during this period under the Chevron contract is approximately 110% of the price of gas under the Marathon contract (described below) ($2.0375 per MCF on January 1, 2003), plus taxes.

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

         Marathon

         We entered into a requirements contract with Marathon in September 1988 for an initial commitment of 215 BCF. The contract expires on the earlier of December 31, 2015, or the date on which Marathon has delivered to us a volume of gas in total, which equals or exceeds 215 BCF, which we currently expect to occur by mid-2009. The base price for gas under the Marathon contract is $1.35 per MCF, adjusted quarterly to reflect the percentage change between the preceding twelve-month period and a base period in the average prices of West Texas Intermediate Crude Oil (a benchmark of the Light Sweet Crude Oil Futures Index), the Producer Price Index for natural gas, and the Consumer Price Index for heating fuel oil. The price on January 1, 2003, exclusive of taxes, was $1.8523 per MCF.

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

         ENSTAR

         We entered into a transportation agreement with ENSTAR Natural Gas Company (ENSTAR) in December 1992, whereby ENSTAR would transport our gas purchased from the Beluga River Field producers or Marathon on a firm basis to our International Power Plant at a transportation rate of $0.61 per MCF. In addition, ENSTAR agreed to transport gas on an interruptible basis for off-system sales at a rate of $0.29 per MCF. The agreement contains a minimum monthly bill of $2,600 for firm service. We hold a reservation to receive our gas requirements at IGT from ENSTAR under a tariff approved by the RCA in the event that the transportation agreement is subsequently canceled. ENSTAR is obligated to supply all of the gas we require at a price approved by the RCA. There is a monthly minimum bill of $10,465 but no requirement to actually use any gas at IGT.

         Environmental Matters

         General

             Chugach's operations are subject to certain federal, state and local environmental laws and regulations, which seek to limit air, water and other pollution and regulate hazardous or toxic waste disposal. While we monitor these laws and regulations to ensure compliance, they frequently change and often become more restrictive. When this occurs, the costs of our compliance generally increase.

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

             Chugach is subject to numerous other environmental statutes including the Clean Water Act, the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Endangered Species Act, and the Comprehensive Environmental Response, Compensation and Liability Act and to the regulations implementing these statutes. We do not believe that compliance with these statutes and regulations to date has had a material impact on our financial condition or results of operation. However, new laws or regulations, implementation of final regulations or changes in or new interpretations of these laws or regulations could result in significant additional capital or operating expenses.

         Cooper Lake

             Chugach discovered polychlorinated biphenyls (PCBs) in paint, caulk and grease at the Cooper Lake Hydroelectric plant during initial phases of a turbine overhaul. A FERC approved plan, prepared in consultation with the Environmental Protection Agency (EPA), was implemented to remediate the PCBs in the plant. As a condition of its approval of the license amendment for the overhaul project, FERC required Chugach to also investigate the presence of PCBs in Kenai Lake. A sampling plan was developed by us in consultation with state and federal agencies and approved by FERC. In 2000, we sampled sediments and fish collected from Kenai Lake and other waters. While low levels of PCBs were found in some sediment samples taken near the plant, no pathway from sediment to fish was established. While the levels of PCBs in fish from Kenai Lake were similar to levels found in fish from other lakes within the region, we conducted additional sampling and analysis of fish in Kenai Lake and other waters and filed our final report dated April 1, 2002, with FERC, which analyzed the results of the sampling. Based on these analyses, we concluded that no further PCB sampling and analysis in Kenai Lake was necessary. In a letter dated June 13, 2002, FERC informed us that its review of the report supported our conclusions and agreed we were not required to conduct further PCB sampling and analysis in Kenai Lake. In its recent order in our general rate case, Order U-01-108(26), the RCA permitted the costs associated with the overhaul and the PCB remediation to be recovered through rates. Consequently, management believes the costs of the PCB remediation and studies will have no material impact on our financial condition or results of operations. We will be filing a request in 2003 with the RCA to allow us to record the costs we incurred to investigate the presence of PCBs in Kenai Lake to be recovered through rates.

                           Item 3 - Legal Proceedings

    Matanuska Electric Association, Inc., v. Chugach Electric Association, Inc., Superior Court Case No. 3AN-99-8152 Civil

             This action is a claim for a breach of the Tripartite Agreement, which is the contract governing the parties' relationship for a 25-year period from 1989 through 2014 and governing our sale of power to MEA during that time. MEA asserted we breached that contract by failing to provide information, by failing to properly manage our long-term debt, and by failing to bring our base rate action to a Joint Committee before presenting it to the RCA. The committee is defined in the power sales contract and consists of one MEA and two Chugach board members. All of MEA's claims have been dismissed. On April 29, 2002, MEA appealed the Superior Court's decisions relating to our financial management and our failure to bring our base rate action to the joint committee before filing with the RCA to the Alaska Supreme Court. We cross-appealed the Superior Court's decision not to dismiss the financial management claim on jurisdictional and res judicata grounds. Oral argument has been set by the Supreme Court for April 15, 2003. Management is uncertain as to the outcome but is vigorously defending the appeal.

             Chugach has certain additional litigation matters and pending claims that arise in the ordinary course of our business. In the opinion of management, no individual matter or the matters in the aggregate are likely to have a material adverse effect on our results of operations, financial condition or liquidity.


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

                       Item 5 - Market for Registrant's
               Common Equity and Related Stockholder Matters

                                 Not Applicable

                        Item 6 - Selected Financial Data

The following tables present selected historical information relating to financial condition and results of operations for the years ended December 31:


Balance Sheet Data                     2002             2001            2000             1999             1998
                                       ----             ----            ----             ----             ----

Plant, net:
  In service                        $450,480,385    $452,964,686     $427,127,258     $398,544,496     $386,235,421

Construction work in
  Progress                            20,224,302      28,887,008       42,027,617       47,257,296       30,405,736
                                      ----------      ----------       ----------       ----------       ----------

     Electric plant, net             470,704,687     481,851,694      469,154,875      445,801,792      416,641,157

Other assets                          99,510,187      93,429,493       70,591,105       72,553,745       64,450,293
                                      ----------      ----------       ----------       ----------       ----------

Total assets                        $570,214,874    $575,281,187     $539,745,980     $518,355,537     $481,091,450
                                    ============    ============     ============     ============     ============

Capitalization:
Long-term debt                       389,834,179     364,310,000      312,219,945      337,150,295      305,917,699

Equities and margins                 127,477,895     131,808,706      128,815,340      122,524,645      114,023,296
                                     -----------     -----------     -----------       -----------      -----------

Total capitalization                $517,312,074    $496,118,706     $441,035,285     $459,674,940     $419,940,995
                                    ============    ============     ============     ============     ============

Summary Operations Data

Operating revenues                  $171,944,918    $178,595,214     $158,541,114     $142,644,327     $141,825,373

Operating expenses                   149,369,936     147,496,721      126,430,273      110,456,886      110,737,441

Interest expense                      26,230,825      28,353,487       26,158,769       25,228,001       26,011,392

Amortization of gain on
Refinancing                              188,082       1,123,973        1,440,479        1,092,620        1,542,723
                                         -------       ---------        ---------        ---------        ---------

Net operating margins                (3,467,761)       3,868,979        7,392,551        8,052,060        6,619,263

Nonoperating margins                   1,451,611       1,670,157        2,287,227        1,615,374        2,111,141
                                       ---------       ---------        ---------        ---------        ---------

Assignable margins                  $(2,016,150)      $5,539,136       $9,679,778       $9,667,434       $8,730,404
                                    ============      ==========       ==========       ==========       ==========



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

                       Year                      TIER
                       ----                      ----
                       2002                      .92*
                       2001                      1.20
                       2000                      1.39
                       1999                      1.40
                       1998                      1.35

*The 2002 TIER was adversely affected by Order U-01-108(26) we received on February 6, 2003, from the RCA. See "Management's Discussion and Analysis - Results of Operations - Overview - Rate Regulation and Rates."

         Rate Regulation and Rates. Our rates are made up of two components:
"base rates" and "fuel surcharge rates." "Base rates" are composed of fixed and variable charges in connection with all components of providing electricity. Although a base fuel and purchased power component is included in base rates, they consist primarily of costs other than fuel and purchased power costs. "Fuel surcharge" rates take into account the rise and fall of fuel and purchased power costs and ensure collection of fuel and purchased power costs above the base component included in the base energy rate. The RCA approves the amounts paid by our wholesale and retail customers under base rates and approves the quarterly fuel surcharge filing authorizing rate changes in the fuel surcharge calculations.

         Base Rates. We recover operating and maintenance and other non-fuel and purchased power costs through our base rates established through an order of the RCA following a general rate case, where we propose a rate increase or decrease for each class of customer based on our costs to service those classes during a recent year referred to as a test year. The RCA may authorize, after a notice period, rate changes on an interim and refundable basis. In addition, the RCA has been willing to open limited reviews of rate cases to resolve specific issues from which expeditious decisions can often be generated.

         We filed a general rate case on July 10, 2001, based on the 2000 test year, requesting a permanent base rate increase of 6.5%, and an interim base rate increase of 4.0%. On September 5, 2001, the RCA granted a 1.6% interim increase effective September 14, 2001. We filed a petition for reconsideration and on October 25, 2001, the RCA approved an interim base rate increase of 3.97%. The additional rate increase was implemented on November 1, 2001. The interim rate increase was based on a normalized (adjusted for recurring expenses) test year and a system ratemaking Times Interest Earned Ratio (TIER) of 1.35. In this filing for permanent rates, we proposed that margins be calculated using a rate base/rate of return methodology rather than the TIER methodology previously used.

         As anticipated in our July 2001 original filing, on April 15, 2002, we submitted a filing with the RCA to update certain known and measurable costs and savings that had occurred outside the 2000 Test Year. In the updated filing, we reduced our base rate increase request from 6.5% to 5.7%, or approximately $0.9 million in the revenue requirement on a system basis. The revised filing also reflected an increase in depreciation expense of approximately $1.5 million due to the completion of the Beluga Unit 7 re-powering project and a reduction in annualized interest expense, due to our recent refinancing efforts, of $2.4 million. In this revised filing, we continued to request $11.9 million in margins. As a result of reduced interest costs, this would yield an equivalent system TIER of 1.47.

         On February 6, 2003, we received Order U-01-108(26) from the RCA, which among other things included the following:

o                 We will be required to use TIER in calculating return levels.
                  Our system overall TIER was revised downward from 1.35 to 1.30, a difference that would reduce margins by approximately $1.3 million based on the 2000 test year and that would also have similar impacts in subsequent years.

o We will be required to treat AFUDC/IDC as a reduction to long-term interest expense, which reduced the revenue requirement by approximately $1.2 million in 2002.

o The RCA reduced our normalized interest rate on our variable rate debt of 3.8% to 2%, which equates to a revenue requirement reduction of approximately $1.1 million.

o Our overall Depreciation Study was approved, although the RCA did require approximately $0.7 million in downward adjustments, which will not affect margins in future years.

         There are several outstanding questions regarding interpretation of the Order that have not yet been clarified. However, based upon our analysis, the Order would require a refund of revenues collected in 2001 of approximately $1.1 million and of revenues collected in 2002 of approximately $6.0 million, which amounts were recorded as a reduction to operating revenues in 2002. The ultimate amount, which may be refunded, may change based upon RCA's reconsideration of the Order and we cannot predict the outcome of reconsideration of the issues inherent in the Order.

         The Order would also require a reduction in estimated 2003 revenues of approximately $6.0 million. Chugach has calculated, that based on the budgeted revenues and expenditures, under Order 26, Chugach may have insufficient margins to yield margins for interest equal to at least a 1.10 in 2003.


         The CoBank Master Loan Agreement requires us to establish and collect rates reasonably expected to yield margins for interest equal to at least 1.10 times interest expense. CoBank waived the rate covenant as of December 31, 2002, and has agreed to reduce the rate covenant for 2003 from 1.10 to 1.08 if the RCA fails to modify the Order to allow us to set rates sufficient to enable us to generate margins for interest equal to at least 1.10 times interest charges. CoBank's prospective modification of the rate covenant for 2003 is contingent upon Chugach promptly pursuing legal action to force the RCA to modify the Order to allow us to satisfy the rate covenant as originally written in the CoBank loan agreement. We intend to pursue such legal action if the RCA fails to modify the Order, and we believe that we will achieve compliance with the covenant as revised. The Amended and Restated Indenture also requires us, subject to any necessary regulatory approval, to establish and collect rates reasonably expected to yield margins for interest equal to at least 1.10 times total interest expense. If there occurs any material change in the circumstances contemplated at the time rates were most recently reviewed, the Amended and Restated Indenture requires us to seek appropriate adjustments to those rates so that they would generate revenues reasonable expected to yield margins for interest equal to at least 1.10 times interest charges, subject to any necessary regulatory approval or determination.


         In order to maintain our compliance with these covenants, we are taking the actions described below:

o On February 13, 2003, we filed a Motion with the RCA asking the RCA to stay the effect of its Order until after the RCA considers our Petition for Reconsideration of Order 26.

o On February 18, 2003, the RCA granted, in part, our motion for stay. Specifically, the RCA stayed, until further order of the RCA, Ordering Paragraph 1 of Order U-01-108(26) which states, "Chugach's rates will be established on the basis of the 2000 test year revenue requirement recomputed in accordance with our decisions set out in the body of this Order." The RCA stayed the two Ordering paragraphs of the Order that would have required us to put the new rates into effect. The RCA also allowed a one-week extension until February 28, 2003, to comply with ordering paragraphs 2 and 3, which require us to recalculate our revenue requirement and cost-of-service studies reflecting the impact of Order U-01-108(26) on our rates. The RCA also extended the time to file Petitions for Reconsideration of Order U-01-108(26) one week to February 28, 2003. We filed the Petition for Reconsideration with the RCA on February 28, 2003. The Public Advocacy Section (PAS), also filed a Petition for Reconsideration that, in part, seeks to remove, from depreciation expense that the RCA allowed, certain depreciation associated with Beluga Units 6 and 7 because the plant was added outside the 2000 Test Year upon which the rates were based. The RCA issued an Order on March 4, 2003, extending the time for filing responses to petitions for reconsideration from March 10 to March 14, 2003, and determined that the period for ruling on the petitions for reconsideration should be extended from March 31 to April
                  15, 2003. Management is uncertain as to the outcome but will vigorously defend its position. Under Alaska law, our financial covenants in the Amended and Restated Indenture are valid and enforceable, and rates set by the RCA must be adequate to meet those covenants. If the RCA does not modify the Order to allow Chugach to charge rates reasonably expected to yield margins for interest equal to at least 1.10 times interest expense, Chugach intends to bring action to enforce that provision of the Alaska state law described above.

         Prior to 2001, our base rates to our retail customers had not increased since 1994. As part of a settlement of disputes over rate adjustments with our wholesale customers (the "Settlement Agreement"), we agreed that our base rate for wholesale customers would not exceed 1995 levels at least through 1999 and could be reduced if those rates provide returns significantly higher than those specified in the settlement. As discussed below, we have granted refunds for rates based on our 1996 costs. The RCA issued an order on February 27, 2001, that no rate reduction or refunds were required based on our 1997 test year costs. According to an order issued by the RCA on March 15, 2002, no rate reduction or refunds were required based on our 1998 test year costs. Parties had until April 1, 2002, to file a request for reconsideration and until April 15, 2002, to file an appeal. Neither were filed by any party regarding this order. No additional test years remain to be reviewed under the Settlement Agreement.

         Our base rate changes, excluding fuel surcharges, for retail and wholesale classes, for the years 2000 through 2002 were as follows:

                           2002*                  2001*                   2000
                           -----                  -----                   ----
           Retail          0.00%                  3.97%                   0.00%
           Wholesale:
                HEA        0.00%                  3.97%                  (0.70%)
                MEA        0.00%                  3.97%                  (0.80%)
                Seward     0.00%                  0.00%                   0.00%


     * The 2001 base rate increase was not applied to small general service or lighting customer classes. Base rates in 2002 did not change, however, pending the final outcome of Order 26 in Docket U-01-108, Chugach may be required to issue refunds for sales made during 2001 and 2002.


         The rate reductions shown in the table for Matanuska Electric Association (MEA) and Homer Electric Association (HEA) in 2000 relate to our filing under the Settlement Agreement of our cost of service for 1996. Our calculations indicated that a rate reduction was required and that a refund was owed for the previous periods. Early in 2000, we issued refunds of $86,132 to HEA and $1.8 million to MEA that represented uncontested amounts owed to them under the Settlement Agreement. In June 2000, the RCA issued a final order approving our 1996 test year cost of service. As a result of this order, we issued additional refunds to MEA and HEA in the amounts of $332,157 and $503,272, respectively, on July 25, 2000. Consistent with the Settlement Agreement, these refunds were based on demand and energy purchases retroactive to January 1, 1997.

         The RCA issued an order for the 1997 test year that did not reduce wholesale rates or require refunds under the Settlement Agreement. According to an order issued by the RCA on March 15, 2002, no rate reduction or refunds were required based on our 1998 test year costs. Parties had until April 1, 2002, to file a request for reconsideration and until April 15, 2002, to file an appeal. Neither were filed by any party regarding this order. No additional test years remain to be reviewed under the Settlement Agreement.

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

         The RCA ordered refunds of approximately $1.2 million because of alleged over-collection of fuel surcharges in 1995, 1996 and 1997. We appealed that finding to the Superior Court, which overturned it. MEA appealed that decision to the Alaska Supreme Court and the RCA filed an amicus brief generally supporting the MEA position. In a decision issued on November 15, 2002, the Alaska Supreme Court affirmed the decision of the Superior Court. Chugach is no longer required to issue refunds associated with fuel surcharge.

         Year ended December 31, 2002 compared to the years ended December 31, 2001 and 2000

         Margins

         Our margins for the years ended December 31, 2002, 2001 and 2000, were as follows:

                             2002           2001             2000
                             ----           ----             ----

Net Operating Margins   $ (3,467,761)     $3,868,979      $7,392,551
Nonoperating Margins     $ 1,451,611      $1,670,157      $2,287,227
                         -----------      ----------      ----------
Assignable Margins      $ (2,016,150)     $5,539,136      $9,679,778
                        =============     ==========      ==========

         The decrease in assignable margins in 2002 of $7.6 million, or 136%, was due to the provision for rate refunds Chugach was required to record as a result of RCA Order U-01-108(26). The decrease in assignable margins in 2001 of $4.1 million, or 43%, was primarily attributable to an increase in depreciation due to a substantial increase in plant in the fourth quarter of 2000 related to the Beluga unit 6 re-powering, increased interest expense due to the issuance of $150 million of long-term debt in the second quarter of 2001, and a decrease in capitalized interest charged to construction. Another factor in the margin decrease was that our requested interim rate increase did not become effective until September 14, 2001.

         Nonoperating margins include interest income, allowance for funds used during construction, capital credits and patronage capital allocations. Nonoperating margins decreased in 2002 from 2001 by $219,000, or 13%, due to lower interest income rates, as well as a decrease in allocations of patronage capital from CoBank. Nonoperating margins decreased in 2001 over 2000 by $617,000 or 27%. This was due to decreased allocations of patronage capital from CoBank and the loss associated with the sale of the internet segment.

         Revenues

         Operating revenues include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues. In 2002, operating revenues were $6.7 million, or 4%, lower than in 2001 due to a $7.1 million provision for rate refund we recorded in 2002, calculated based on the requirements set forth in RCA Order U-01-108(26). In addition, recoverable fuel and purchased power expenses were lower in 2002 due to lower fuel prices. In 2001, operating revenues were $20 million, or 13% higher than in 2000 due to increased kWh sales and increased fuel prices, resulting in increased revenue collected through the fuel surcharge mechanism. This was offset by decreased economy energy sales to Golden Valley Electric Association (GVEA) and decreased revenue generated by the internet segment. The major components of our operating revenue for the year ended December 31, 2002, 2001, and 2000 were as follows:

                                        2002         2001          2000
                                        ----         ----          ----

           Retail                   $110,082,014 $112,026,122  $98,536,690
           Wholesale
                    HEA               22,035,973   24,260,072   19,060,244
                    MEA               30,018,227   33,706,678   27,252,051
                    Seward             2,709,752    2,816,970    2,369,550
           Economy energy              4,567,179    3,354,719    7,820,998
           Other                       2,531,773    2,430,653    3,501,581
                                       ---------    ---------    ---------
                    Total revenue   $171,944,918 $178,595,214 $158,541,114
                                    ============ ============ ============

         We make economy sales to GVEA. These sales commenced in 1988 and have contributed to our growth in operating revenues. We do not take such economy sales into consideration in our long-range resource planning process because these sales are non-firm sales that depend on GVEA's need for additional energy and our available generating capacity at the time. In 2002, 2001, and 2000, economy sales to GVEA constituted approximately 2.7%, 1.9%, and 5.0%, respectively, of our sales revenues. The increase in economy sales in 2002 from 2001 was due to GVEA's higher fuel prices than Chugach's, which made it more economical for GVEA to purchase power from Chugach rather then generate its own. The decrease in economy sales in 2001 from 2000 was due to increased fuel prices, which made it more economical for GVEA to produce their own power, rather than purchase it from Chugach.

         Expenses

         The major components of our operating expenses for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                               2002                2001                2000
                                               ----                ----                ----
         Fuel                               $46,822,943         $56,130,437         $42,504,396
         Other power production              13,500,103          12,397,465          10,221,978
         Purchased power                     18,750,936          14,717,318           9,152,248
         Transmission                         3,930,902           3,545,707           3,828,630
         Distribution                        10,869,335          10,417,736           9,774,860
         Consumer accounts                    5,594,572           5,121,394           5,275,455
         Sales expense                                0             495,523           1,112,804
         Administrative, general and other   22,251,895          19,574,476          21,343,393
         Depreciation                        27,649,250          25,096,665          23,216,509
                                             ----------          ----------          ----------
            Total operating expenses       $149,369,936        $147,496,721        $126,430,273
                                           ============        ============        ============

         Fuel expense decreased by $9.3 million, or 17%, in 2002 from 2001 due to lower fuel prices, as well as lower volume purchases. This category increased from 2000 to 2001 due to higher fuel prices and higher volume purchases. Other power production expense increased in 2002 from 2001 by $1.1 million, or 9%, due primarily to scheduled maintenance and inspections on multiple units at Beluga and Bernice Lake. Other power production expense increased in 2001 from 2000 by $2.2 million, or 21%, due to an increase in fuel expense, as well as the use of less efficient units in order to meet demand while Beluga unit 6 and unit 7 were unavailable.

         Purchased power costs increased by $4.0 million, or 27%, from 2001 to 2002 due to the full year impact of the new contract with AEG&T/HEA regarding Nikiski unit 1 and also a slight increase in the cost of power from Bradley Lake due to operation and maintenance activities. Purchased power costs increased by $5.6 million, or 61%, from 2000 to 2001 due to the normally idle Soldotna #1 power plant being taken out of service and relocated to Nikiski where it was operated for the remainder of the year as a base load unit.

         Transmission expense increased in 2002 from 2001 by $385,000, or 11%, due to an increase in patrolling of the 138kV and 230kV lines, bird nest removals and supporting rod replacements. Transmission expense did not vary materially in 2001 from 2000.

         Distribution expense increased in 2002 from 2001 by $452,000, or 4%, due to an increase in trouble calls relating to outages and damage claims. In addition, expenses were higher due to an increase in the number of locates associated with an increase in local construction activity. Distribution substation maintenance also increased due to problems discovered while utilizing new predictive maintenance technology at multiple substations. Distribution expense increased in 2001 from 2000 by $643,000, or 7%, due to an increase in trouble calls in the Operations area relating to outages and damage claims, as well as increased locate activity in Tyonek.

         Consumer accounts expense increased by $473,000, or 9%, from 2001 to 2002, due to increased costs associated with billing and remittance processing as well as increased bank and credit card fees. There was also a shift in the activities of the Marketing Department from sales to customer information activities. Consumer accounts expense did not vary materially from 2000 to 2001.

         Sales expense decreased by $496,000, or 100% in 2002 from 2001, due to the elimination of the Marketing Department in mid-2002. Sales expense decreased from 2000 to 2001 by $617,000, or 55%, due to the sale of the internet business, as well as a shift in the activities of the Marketing Department from sales activities to customer information activities.

         Administrative, general and other expenses increased by $2.7 million, or 14% in 2002 from 2001, due to increased consulting and outside counsel expenses related to the 2000 Test Year rate case. In addition, a liability for our National Rural Electric Cooperative Association (NRECA), past service cost adjustment was expensed in 2002. Insurance costs recorded in 2002 were also higher than in 2001. Administrative, general and other expense decreased by $1.8 million, or 8%, from 2000 to 2001, due to the sale of the internet business, which resulted in a decrease in cost of goods sold and consulting expenses.

         We use remaining life rates set forth in the most recently approved depreciation study. Depreciation expense increased in 2002 from 2001 by $2.6 million, or 10%, due to an increase in capitalized plant, as well as the implementation of new depreciation rates, effective January 1, 2002, as a result of RCA Order U-01-108(26). Depreciation expense increased by $1.9 million, or 8%, from 2000 to 2001, due to the completion of many projects thereby increasing the level of plant currently being depreciated.

         Interest on long-term obligations decreased by $967,000, or 4% in 2002 from 2001, due to the refinancing completed in February 2002 and lower interest rates. Interest on long-term obligations increased in 2001 from 2000 by $2.1 million, or 9%, due to the public bond offering in April 2001. Interest on short-term obligations decreased by $866,000, or 74% in 2002 from 2001, due to a decrease in short-term borrowing, as well as decreased interest rates. Interest on short-term obligations decreased by $745,000, or 39%, from 2000 to 2001 due to lower outstanding balances on the lines of credit. Interest charged to construction decreased in 2002 from 2001 by $646,000, or 61%, due to a lower average balance in Construction Work in Progress and lower interest rates. There was a decrease in interest charged to construction due to a decrease in construction projects from 2000 to 2001. Net interest expense includes interest on long-term obligations and short-term obligations, reduced by interest charged to construction. The above mentioned decreases were slightly offset by the write-off of the gain on the 1991 refinanced debt against the premium paid to refinance in February of 2002, as well as the associated transaction costs.

         Patronage Capital (Equity)

         Our patronage capital and total equity had shown steady growth until this year. The following table summarizes our patronage capital and total equity position for the years ended December 31, 2002, 2001 and 2000:

                                                                2002               2001               2000
                                                                ----               ----               ----

    Patronage capital at beginning of year                  $125,184,374       $122,925,253       $117,335,481
    Retirement of capital credits
    and estate payments                                      (3,019,722)        (3,280,015)        (4,090,006)
    Assignable margins                                       (2,016,150)          5,539,136          9,679,778
                                                             -----------          ---------          ---------
    Patronage capital at end of year                         120,148,502        125,184,374        122,925,253
    Other equity                                               7,329,393          6,624,332          5,890,087
                                                               ---------          ---------          ---------
    Total equity at end of year                             $127,477,895       $131,808,706       $128,815,340
                                                            ============       ============       ============

         In furtherance of our operations as a cooperative, we credit to our members all amounts received from them for the furnishing of electricity in excess of our operating costs, expenses and provision for reasonable reserves. These excess amounts (i.e., assignable margins) are considered capital furnished by the members, and are credited to their accounts and held by us until such future time as they are retired and returned without interest. Approval of distributions of these amounts to members, also known as capital credits, is at the discretion of our Board of Directors. We currently have a practice of retiring patronage capital on a first in, first out basis for retail customers. At December 31, 2002, we retired all retail capital credits attributable to margins earned in periods prior to and including 1985 retail capital credits. Prior to 2000, wholesale capital credits had been retired on a 10-year cycle pursuant to an approved capital credit retirement program, which is contained in the Chugach business plan. However, in 2000, there was no wholesale retirement as we implemented a plan to return the capital credits of wholesale and retail customers on a 15-year rotation.

         The Amended Indenture prohibits us from making any distributions, payment or retirement of patronage capital to our customers if an event of default under the Amended Indenture exists. Otherwise, we may make distributions to our members in each year equal to the lesser of 5% of our patronage capital or 50% of assignable margins for the prior fiscal year. This restriction does not apply if, after the distribution, our aggregate equities and margins as of the end of the immediately preceding fiscal quarter are equal to at least 30% of our total liabilities and equities and margins. In December 2002, we distributed $2,769,568 of patronage capital to our members.

         We also retire our patronage credits through annual payments to our members. The table below sets forth a five-year summary of anticipated capital credit retirements:

                         Year Ending                     Total

                            2003                              $0
                            2004                         405,000
                            2005                       1,260,000
                            2006                         400,000
                            2007                       1,600,000

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

         Changes in Financial Condition

         Total assets decreased by $5.1 million, or 1%, from December 31, 2001, to December 31, 2002. The net decrease was primarily due to an increase in accumulated depreciation due to substantial plant capitalized in prior periods, as well as a $2.3 million increase to reflect new rates established in the 1999 depreciation study that we were required to implement by RCA Order U-01-108(26). There was also a decrease of the under-recovery in the fuel surcharge balancing account in the fourth quarter of 2002. This decrease was offset by an increase in cash and cash equivalents and an increase in accounts receivable due to several large billings to the State of Alaska for completed projects, as well as wholesale power bills that were accrued but not paid by December 31, 2002. This was also offset by an increase in prepayments due to the prepayment of rotors for Beluga 6 and 7 that are due to be installed in 2003 and 2004.

         Changes in total liabilities include the increase in long-term obligations due to the public bond offering in February 2002. This increase was offset by a decrease in current installments of long-term obligations due to the payment of the first installment of CoBank 5 that was paid in June of 2002, as well as a decrease in short-term obligations. There was also a decrease in fuel payable due to lower fuel prices in 2002, as compared to 2001. Accrued interest also decreased due to lower interest rates on our debt due to our re-financing efforts in early 2002. Deferred credits also decreased due to the payment of the premium that offset the gain associated with the 1991 Series A Bond due 2022 that was refinanced in the first quarter of 2002.

          Patronage capital decreased by $2.8 million due to the capital credit retirement in the fourth quarter of 2002, as well as the $2.0 million loss as a result of RCA Order U-01-108(26).

         Contractual Obligations and Commercial Commitments

         The following are Chugach's contractual and commercial commitments as of December 31, 2002:

Contractual cash obligations:       (In thousands)
   Payments Due By Period


                                 Total         2003         2004-2005      2006-2007       Thereafter
Long-term debt                  $395,000      $5,166         $21,476        $18,054          $350,304
Short-term debt*                   6,081       6,081               0              0                 0
                                   -----       -----               -              -                 -
Total                           $401,081     $11,247         $21,476        $18,054          $350,304

Commercial Commitments:             (In thousands)
                                               Amount of Commitment
                                               Expiration Per Period

                                       Total 2002 2003-2004 2005-2006 Thereafter
Lines of credit-available *              $64  $64        $0        $0         $0

*At December 31, 2002, Chugach had $70 million in lines of credit available with various financial institutions, which fund capital requirements. At December 31, 2002, $6.1 million was outstanding, effectively reducing the available borrowing capacity under these lines of credit to $64 million.

         Liquidity And Capital Resources

         We satisfy our operational and capital cash requirements primarily through internally generated funds, a $50 million line of credit from NRUCFC, which was renewed for a five year term on October 15, 2002, and a $20 million line of credit with CoBank. At December 31, 2002, there was no outstanding balance with CFC. As of December 31, 2002, $6.1 million was outstanding under the CoBank line of credit. This line of credit bears interest at a variable rate, which was 3.17% as of December 31, 2002, and is currently 3.08% as of March 2003.

             On April 17, 2001, we issued $150 million of 2001 Series A Bond, for the purpose of retiring indebtedness outstanding under existing lines of credit and outstanding bonds, for capital expenditures and for general working capital. The lines of credit had an aggregate outstanding principal balance of $55 million, as of April 17, 2001, were renewable annually and bore interest at variable annual rates ranging from 7.55% to 7.80% at April 17, 2001. The variable-rate bonds retired had an aggregate outstanding principal balance of $72.5 million, as of April 17, 2001, would have matured in 2002 and bore interest at a variable rate that was 7.55% on April 17, 2001. The 2001 Series A Bond will mature on March 15, 2011, and bears interest at 6.55% per annum. Interest is payable semi-annually on March 15 and September 15 of each year commencing on September 15, 2001.

             On February 1, 2002, we issued $120 million of 2002 Series A Bond and $60 million of 2002 Series B Bond for the purpose of redeeming $149.3 million in principal amount of the 1991 Series A Bond due 2022, to pay the redemption premium on the 1991 Series A Bond due 2022 in the amount of $13.6 million and for general working capital. The 2002 Series A Bond will mature on February 1, 2012, and bears interest at 6.20% per annum. Interest is payable semi-annually on February 1 and August 1 of each year commencing on August 1, 2002. Chugach may not redeem the 2002 Series A Bond prior to maturity.

             The 2002 Series B Bond (the "Auction Rate Bond") will mature on February 1, 2012. The Auction Rate Bond bore interest from the date of original delivery to and through February 27, 2002, at a rate established by the underwriter prior to its date of delivery and thereafter bore interest at the rate set for 28-day auction periods. The initial auction took place on February 27, 2002. The applicable interest rate for any 28-day auction period is the term rate established by the auction agent based on the terms of the auction. The Auction Rate Bond may be converted, in our discretion, to a daily, seven-day, 35-day, three-month or a semi-annual period or a flexible auction period. The Auction Rate Bond is subject to optional and mandatory redemption and to mandatory tender for purchase prior to maturity in the manner and at the times described herein.

             The 2001 Series A Bond, the 2002 Series A Bond and the Auction Rate Bond are unsecured obligations, ranking equally with our other unsecured and unsubordinated obligations. In addition, we are limited in our ability to secure obligations for borrowed money or the deferred purchase price of property unless we equally and ratably secure our outstanding indebtedness subject to the Amended and Restated Indenture governing our Bonds.

         Principal maturities and sinking fund payments of our outstanding indebtedness at December 31, 2002 are set forth below:

 Year Ending          Sinking Fund     Principal maturities
 December 31           Requirement                                    Total






   2003                $4,300,000             $865,821               $5,165,821
   2004                 4,600,000              945,000                5,545,000
   2005                 4,900,000           11,031,393               15,931,393
   2006                 5,200,000            1,125,687                6,325,687
   2007                 5,500,000            6,228,569               11,728,569
Thereafter            305,500,000           44,803,530              350,303,530
                      -----------           ----------              -----------
                     $330,000,000          $65,000,000             $395,000,000
                     ============          ===========             ============

         During 2002 we spent approximately $16.4 million on capital construction projects, net of reimbursements, which includes interest capitalized during construction. We develop five-year work plans that are updated every year. Our capital improvement requirements are based on long-range plans and other supporting studies and are executed through a five-year capital improvement program. Set forth below is an estimate of capital expenditures for the years 2003 through 2007:

                               2003 $33.3 million
                               2004 $37.7 million
                               2005 $32.6 million
                               2006 $33.4 million
                               2007 $26.0 million

         The anticipated large increase in capital expenditures in 2004 represents the construction of a transmission line from the International Power Plant to University Station via new South Anchorage Bulk Substation and an overhaul of Beluga unit 7.

         We expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 2003 and thereafter.

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

Cost Basis Regulation

         Chugach is subject to regulation by the RCA. The rates that are charged by us to our customers are based upon cost basis regulation reviewed and approved by this regulatory commission. Under the authority of this commission, we have recorded certain regulatory assets in the amount of $22.1 million as of December 31, 2002. If our rates were no longer based upon cost basis or the probability of future collection in rates, regulation, the assets and liabilities would be written off to margins.

Financial Instruments and Hedging

         Chugach uses U.S. Treasury forward rate lock agreements to hedge expected interest rates on debt. We accounted for the agreements under SFAS 80 and 71 through December 31, 2000, and SFAS 133, 138 and 71 subsequent to that date. Gains or losses are treated as regulatory assets or liabilities upon settlement, which was authorized by the RCA in Order U-01-108(26). Accounting for derivatives continue to evolve through guidance issued by the Derivatives Implementation Group (DIG) of the Financial Accounting Standards Board. To the extent that changes by the DIG modify current guidance, the accounting treatment for derivatives may change.

         Critical estimates also include provision for rate refunds and allowance for doubtful accounts. Actual results could differ from those estimates.

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

         Interest Rate Risk

         As of December 31, 2002, other than the 2002 Series B Bond, all of our outstanding long-term borrowings were at fixed interest rates with varying maturity dates. The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of December 31, 2002, and 2001:


                                      2002

                                                                                                       Fair
Total Debt*              2003       2004       2005    2006      2007      Thereafter      Total       Value
-----------              ----       ----       ----    ----      ----      ----------      -----       -----

Fixed rate               $866       $945    $11,031   $1,126     $6,228       $314,804    $335,000    $365,279

Average
interest rate           5.60%      5.60%      7.56%    5.60%      5.60%          6.27%       6.29%

Variable rate         $10,381     $4,600     $4,900   $5,200     $5,500        $35,500     $66,081     $66,081

Average
interest rate           2.44%      1.40%      1.40%    1.40%      1.40%          1.40%       1.56%

*    Includes current portion

                                      2001

                                                                                                          Fair
Total Debt*               2002        2003       2004      2005      2006     Thereafter      Total       Value
-----------               ----        ----       ----      ----      ----     ----------      -----       -----

Fixed rate              $10,410       $866       $945    $11,031    $1,126       $350,342    $374,720    $390,320

Average
interest rate             6.90%      5.60%      5.60%      7.56%     5.60%          7.52%       7.48%

Variable rate           $11,000         $0         $0         $0        $0             $0     $11,000     $11,000

Average
interest rate             3.75%         --         --         --        --             --       3.75%

*    Includes current portion

         Chugach is exposed to market risk from changes in interest rates. A 100 basis-point change (up or down) would increase or decrease our interest expense by approximately $103,810, based on $10,381,000 of variable debt outstanding at December 31, 2002. The CoBank and CFC lines of credit, under which we currently have $6.1 million in short-term debt outstanding, bear interest at variable rates.

         To manage interest rate exposure for refinancing the 1991 Series A Bond due 2022, on their first available call date, March 15, 2002, we entered into a treasury rate-lock agreement with Lehman Brothers Financial Products Inc. (Lehman Brothers) in March 1999. The treasury rate-lock agreement had a settlement date of February 15, 2002. On May 11, 2001, we terminated the $18.7 million U.S. Treasury portion of the treasury rate-lock agreement in receipt of payment of $10,000 by Lehman Brothers. On December 7, 2001, we terminated 50%, $98.0 million, of the 10-year U.S. Treasury portion of the treasury rate-lock agreement for a settlement payment of $4 million to Lehman Brothers. We settled the remaining 50% of the treasury rate-lock agreement for $3 million on December 19, 2001. On January 14, 2002, we entered into an 18-day rate lock agreement with JP Morgan on the $120 million 10-year term bond of the proposed 2002 refinancing. We terminated the rate lock on February 1, 2002, which generated a payment to us of $1.2 million. All of the settlement payments were accounted for as regulatory assets and amortized over the life of the corresponding debt, which was authorized by the RCA in Order U-01-108(26).

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

                          December 31, 2002 and 2001





                          Independent Auditors' Report





The Board of Directors
Chugach Electric Association, Inc.


We have audited the accompanying balance sheets of Chugach Electric Association, Inc. (Chugach) as of December 31, 2002 and 2001, and the related statements of revenues, expenses and patronage capital and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Chugach's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chugach Electric Association, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.




                                  /s/ KPMG, LLP


Anchorage, Alaska
March 11, 2003

                       Chugach Electric Association, Inc.
                                 Balance Sheets
                           December 31, 2002 and 2001



                                    Assets                                           2002              2001
                                    ------                                           ----              ----



Utility plant (notes 2, 6, 12 and 13):

     Electric plant in service                                                     $730,439,297      $714,317,863

     Construction work in progress                                                   20,224,302        28,887,008
                                                                                     ----------        ----------

                                                                                    750,663,599       743,204,871

     Less accumulated depreciation                                                  279,958,912       261,353,177
                                                                                    -----------       -----------

         Net utility plant                                                          470,704,687       481,851,694

Other property and investments, at cost:

     Nonutility property                                                                  3,550             3,550

     Investments in associated organizations (note 3)                                10,963,715        10,485,186
                                                                                     ----------        ----------

                                                                                     10,967,265        10,488,736
Current assets:

     Cash and cash equivalents, including repurchase agreements of $8,007,424 in 2002 and $5,520,275 in 2001
                                                                                      7,284,292         3,814,767

     Cash-restricted construction funds                                                 598,864           517,871

     Special deposits                                                                   222,163           222,163

     Accounts receivable, less provision for doubtful accounts of $313,545
     in 2002 and $318,757 in 2001                                                    26,410,264        22,302,400

     Fuel cost recovery                                                                       0         3,591,963

     Materials and supplies                                                          23,747,590        22,822,003

     Prepayments                                                                      1,953,350           627,544

     Other current assets                                                               336,798           335,753
                                                                                        -------           -------

         Total current assets                                                        60,553,321        54,234,464

Deferred charges (notes 9 and 14)                                                    27,989,601        28,706,293
                                                                                     ----------        ----------

                                                                                   $570,214,874      $575,281,187

See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
                            Balance Sheets, Continued
                           December 31, 2002 and 2001


                            Liabilities & Equities                                   2002              2001
                            ----------------------                                   ----              ----



Equities and margins (note 5):

     Memberships                                                                     $1,108,243        $1,059,098

     Patronage capital (note 4)                                                     120,148,502       125,184,374

     Other (note 5)                                                                   6,221,150         5,565,234
                                                                                      ---------         ---------
                                                                                    127,477,895       131,808,706

Long-term obligations, excluding current installments (notes 6, 7 and 17):

     2001 Series A Bonds payable                                                    150,000,000       150,000,000

     2002 Series A Bonds payable                                                    120,000,000                 0

     2002 Series B Bonds payable                                                     55,700,000                 0

     First Mortgage (1991 Series A) Bonds payable                                             0       149,310,000

     National Bank for Cooperatives Promissory Notes payable                         64,134,179        65,000,000
                                                                                     ----------        ----------
                                                                                    389,834,179       364,310,000
Current liabilities:

     Current installments of long-term obligations (notes 6 and 7)                    5,165,821        10,409,945

     Short-term obligations (note 6)                                                  6,081,250        11,000,000

     Accounts payable                                                                 7,719,974        11,012,905

     Provision for rate refund (note 17)                                              7,050,000                 0

     Consumer deposits                                                                1,826,265         1,603,691

     Fuel cost payable                                                                  363,862                 0

     Accrued interest                                                                 6,381,106         7,378,058

     Salaries, wages and benefits                                                     4,977,594         4,844,819

     Fuel                                                                             7,095,402        11,565,117

     Other current liabilities                                                        2,027,938         1,900,155
                                                                                      ---------         ---------

         Total current liabilities                                                   48,689,212        59,714,690

Deferred credits (note 11)                                                            4,213,588        19,447,791
                                                                                      ---------        ----------

                                                                                   $570,214,874      $575,281,187
See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
             Statements of Revenues, Expenses and Patronage Capital
                  Years ended December 31, 2002, 2001 and 2000


                                                                  2002             2001             2000
                                                                  ----             ----             ----
Operating revenues (note 17)                                    $171,944,918     $178,595,214     $158,541,114
Operating expenses:
     Fuel                                                         46,822,943       56,130,437      42,504,396
     Other power production                                       13,500,103       12,397,465       10,221,978
     Purchased power                                              18,750,936       14,717,318       9,152,248
     Transmission                                                  3,930,902        3,545,707       3,828,630
     Distribution                                                 10,869,335       10,417,736       9,774,860
     Consumer accounts                                             5,594,572        5,121,394       5,275,455
     Sales expense                                                         0          495,523       1,112,804
     Administrative, general and other                            22,251,895       19,574,476      21,343,393
     Depreciation                                                 27,649,250       25,096,665      23,216,509
                                                                  ----------       ----------      ----------
             Total operating expenses                            149,369,936      147,496,721     126,430,273
Interest expense:
     On long-term obligations                                     26,161,891       27,128,662      24,987,033
     Charged to construction - credit                              (418,078)      (1,063,643)     (2,178,425)
     On short-term obligations                                       298,930        1,164,495       1,909,682
                                                                     -------        ---------       ---------
             Net interest expense                                 26,042,743       27,229,514      24,718,290
                                                                  ----------       ----------      ----------
             Net operating margins                               (3,467,761)        3,868,979       7,392,551
Nonoperating margins:
     Interest income                                                 774,814          679,640         703,807
     Other                                                           897,761        1,236,907       1,615,161
     Property loss                                                 (220,964)        (246,390)        (31,741)
                                                                   ---------        ---------        --------
            Assignable margins                                   (2,016,150)        5,539,136       9,679,778
Patronage capital at beginning of year                           125,184,374      122,925,253     117,335,481
Retirement of capital credits and estate payments (note 4)       (3,019,722)      (3,280,015)      (4,090,006)
                                                                 -----------      -----------      -----------
Patronage capital at end of year                                $120,148,502     $125,184,374     $122,925,253
                                                                ============     ============     ============

See accompanying notes to financial statements.


                       Chugach Electric Association, Inc.
                            Statements of Cash Flows
                  Years ended December 31, 2002, 2001 and 2000


                                                                           2002               2001              2000
                                                                           ----               ----              ----
Operating activities:
Assignable margins                                                       $(2,016,150)       $5,539,136        $9,679,778
Adjustments to reconcile assignable margins to net cash
provided by operating activities:
     Provision for rate refund                                              7,050,000                0                 0
     Depreciation and amortization                                         33,472,159       30,265,821        27,575,408
     Capitalization of interest                                             (491,349)      (1,370,319)         (340,838)
     Property (gains) losses, net                                           (220,964)        (246,390)          (31,741)
     Other                                                                      1,568         (19,169)           (1,155)
     Changes in assets and liabilities:
     (Increase) decrease in assets:
          Special deposits                                                          0         (10,000)          (29,999)
          Accounts receivable                                             (4,107,864)      (3,101,488)       (1,469,918)
          Fuel cost recovery                                                3,591,963        (676,230)       (2,734,978)
          Prepayments                                                     (1,325,806)          127,732           106,671
          Materials and supplies                                            (925,587)      (7,464,805)         1,822,938
          Deferred charges                                                (4,479,028)     (13,761,107)       (1,231,531)
          Other assets                                                        (1,044)          (3,507)             9,456
     Increase (decrease) in liabilities:
          Accounts payable                                                (3,292,931)        1,519,030          (14,976)
          Fuel payable                                                        363,862                0                 0
          Accrued interest                                                  (996,952)        1,516,668         (204,724)
          Deferred credits                                               (14,580,533)      (1,584,906)       (3,638,491)
          Consumer deposits                                                   222,574          279,478           264,536
          Other liabilities                                               (4,209,158)        4,134,563         3,213,198
                                                                          -----------        ---------         ---------
     Net cash provided by operating activities                              8,054,760       15,144,507        32,973,634
Investing activities:
Extension and replacement of plant                                       (16,417,119)     (36,408,253)      (46,730,043)
Increase in investments in associated organizations                         (480,097)        (608,864)         (909,137)
                                                                            ---------        ---------         ---------
     Net cash used in investing activities                               (16,897,216)     (37,017,117)      (47,639,180)
Financing activities:
     Net transfer of restricted construction funds                           (80,993)        (139,023)           159,556
     Proceeds from short-term borrowings, net                                       0     (29,000,000)        40,000,000
     Proceeds from long-term obligations                                  180,000,000      150,000,000                 0
     Repayments of long-term obligations                                (164,638,695)     (93,930,350)      (24,872,405)
     Memberships and donations received                                       705,061          734,245           700,923
     Retirement of patronage capital                                      (3,019,722)      (3,280,015)       (4,090,006)
     Net receipts (refunds) of consumer advances for construction           (653,670)        (392,642)           352,610
                                                                            ---------        ---------           -------
     Net cash provided by financing activities                             12,311,981       23,992,215        12,250,678
                                                                           ----------       ----------        ----------
               Net change in cash and cash equivalents                      3,469,525        2,119,605       (2,414,868)
Cash and cash equivalents at beginning of year                             $3,814,767       $1,695,162        $4,110,030
                                                                           ----------       ----------        ----------
Cash and cash equivalents at end of year                                   $7,284,292       $3,814,767        $1,695,162
                                                                           ==========       ==========        ==========

Supplemental disclosure of cash flow information
Interest expense paid, net of amounts capitalized                         $27,039,695      $25,712,846       $24,917,014
                                                                          ===========      ===========       ===========

See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                           December 31, 2002 and 2001


(1)    Description of Business and Summary of Significant Accounting Policies

       Description of Business

       Chugach Electric Association, Inc., (Chugach) is the largest electric utility in Alaska. Chugach is engaged in the generation, transmission and distribution of electricity to directly served retail customers in the Anchorage and upper Kenai Peninsula areas. Through an interconnected regional electrical system, Chugach's power flows throughout Alaska's Railbelt, a 400-mile-long area stretching from the coastline of the southern Kenai Peninsula to the interior of the state, including Alaska's largest cities, Anchorage and Fairbanks.

       Chugach also supplies much of the power requirements of three wholesale customers, Matanuska Electric Association (MEA), Homer Electric Association (Homer) and the City of Seward (Seward). Chugach's members are the consumers of the electricity sold.

       Chugach operates on a not-for-profit basis and, accordingly, seeks only to generate revenues sufficient to pay operating and maintenance costs, the cost of purchased power, capital expenditures, depreciation, and principal and interest on all indebtedness and to provide for reasonable margins and reserves. Chugach is subject to the regulatory authority of the Regulatory Commission of Alaska (RCA).

       Management Estimates

       In preparing the financial statements, management of Chugach is required to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the reporting period. Critical estimates include the provision for rate refund and allowance for doubtful accounts. Actual results could differ from those estimates.

       Regulation

       The accounting records of Chugach conform to the Uniform System of Accounts as prescribed by the Federal Energy Regulatory Commission
       (FERC). Chugach meets the criteria, and accordingly, follows the accounting and reporting requirements of Statement of Financial Accounting Standards 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71). Revenues in excess of current period costs (net operating margins and nonoperating margins) in any year are designated on Chugach's statement of revenues and expenses as assignable margins. These excess amounts (i.e. assignable margins) are considered capital furnished by the members, and are credited to their accounts and held by Chugach until such future time as they are retired and returned without interest. Retained assignable margins are designated on Chugach's balance sheet as patronage capital. This patronage capital constitutes the principal equity of Chugach.

(1) Description of Business and Summary of Significant Accounting Policies (continued)

       Reclassifications

       Certain reclassifications, which have no affect on assignable margins, have been made to the 2000 and 2001 financial statements to conform to the 2002 presentation.

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

       Operating Revenues

       Operating revenues are based on billing rates authorized by the RCA, which are applied to customers' usage of electricity. Included in operating revenue are billings rendered to customers adjusted for differences in meter read dates from year to year. Chugach's tariffs include provisions for the flow through of gas costs according to existing gas supply contracts. Chugach recorded potential refunds of approximately $7.1 million as described in note 17, "Subsequent Events - Regulation."

       Chugach entered into a settlement agreement with MEA and Homer in 1996. The settlement agreement was designed to resolve a number of ratemaking disputes and assure MEA and Homer that their base rates would be no higher than those based on 1995 costs and would be reduced (and refunds given) if Chugach's 1996, 1997 or 1998 test year costs to serve their needs were significantly reduced. The Agreement required Chugach to make filings of Chugach's cost of service to facilitate determination of any refunds owed under the settlement agreement.

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

(1) Description of Business and Summary of Significant Accounting Policies (continued)

       The RCA issued an order for the 1997 test year that did not reduce wholesale rates or require refunds under the Settlement Agreement. Chugach submitted its 1998 test year revenue requirement filing to the RCA in February 2001. According to an order issued by the RCA on March 15, 2002, no rate reduction or refunds were required based on Chugach's 1998 test year costs. Parties had until April 1, 2002, to file a request for reconsideration and until April 15, 2002, to file an appeal. Neither were filed by any party regarding this order. No additional test years remain to be reviewed under the Settlement Agreement.

       In 1998 a power sales agreement was negotiated between Chugach and Seward. The contract was approved by the RCA on June 14, 1999 for a three-year term, which expired on September 11, 2001. The parties negotiated and executed an Amendment, extending the term of the contract to January 31, 2006, which was approved by the RCA July 9, 2001. The RCA's approval required a revision to the contract to include an option to re-negotiate the terms of the contract if rates are adjusted by the 2000 Test Year general rate case. Seward has three choices within sixty days of the final order. The choices are to continue the contract using the rate methodology adopted in the case, negotiate a new contract or give notice of termination effective twelve months from the effective date of the final order of the RCA.

       In October 1998 Marathon Oil Company, one of Chugach's natural gas suppliers, notified Chugach that it had reached a settlement with the State of Alaska regarding additional excise and royalty taxes for the period 1989 through 1998. In accordance with the purchase contract, Chugach would be responsible for these additional taxes. The RCA approved Chugach's plan to recover this over 12 months through the Fuel Surcharge mechanism except for the retail portion in the amount of $436,778 that, in accordance with Chugach's request, was written off at December 31, 1998. Recovery of this expense in rates continued from April 1, 1999, through April 1, 2000. Despite RCA approval and subsequent re-confirmation by the RCA, MEA had refused to pay the portion of its monthly bill it considered to be recovery of the Marathon tax. On December 20, 2000, by the Superior Court for the State of Alaska, MEA was ordered to pay the unpaid tax liability and associated litigation costs. MEA appealed that order to the Alaska Supreme Court. On November 15, 2002, the Alaska Supreme Court affirmed the decision of the Superior Court for the State of Alaska. Chugach invoiced MEA for the unpaid tax liability and associated litigation costs, as well as interest on the unpaid balance. On January 8, 2003, Chugach received payment.

(1) Description of Business and Summary of Significant Accounting Policies (continued)

       Investments in Associated Organizations

       Investments in associated organizations represent capital requirements as part of financing arrangements. These investments are non-marketable and accounted for at cost.

       Deferred Charges and Credits

       Deferred charges, representing regulatory assets, are amortized to operating expense over the period allowed for rate-making purposes. In accordance with SFAS 71, Chugach's financial statements reflect regulatory assets and liabilities. Continued accounting under SFAS 71 required certain criteria be met. Management believes Chugach's operations currently satisfy these criteria. However, if events or circumstances should change so the criteria are not met, the write off of regulatory assets and liabilities could have a material effect on the financial position and results of operations.

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

       Depreciation and Amortization

       Depreciation and amortization rates have been applied on a straight-line basis and at December 31, 2002 are as follows:
                                               Annual Depreciation Rate Ranges

Steam production plant                            2.55%         -        2.80%
Hydraulic production plant                        0.04%         -        1.56%
Other production plant                            2.67%         -        7.62%
Transmission plant                                1.50%         -        4.24%
Distribution plant                                2.13%         -        9.22%
General plant                                     2.21%         -       20.40%
Other                                             2.35%         -        2.75%

(1) Description of Business and Summary of Significant Accounting Policies (continued)

       Chugach uses remaining life rates set forth in the most recently approved depreciation study. In 2000 an update of the Depreciation Study was completed utilizing Electric Plant in Service balances as of December 31, 1999. Depreciation rates developed in that study were implemented effective January 1, 2002, in accordance with the RCA's Order No. 26, "Order Determining Revenue Requirement and Rate Design Issues and Requiring Filings" in Docket U-01-108, "In the Matter of the Tariff Revision, Designated as TA226-8, Filed by CHUGACH ELECTRIC ASSOCIATION, INC." (Order U-01-108(26) or the Order)

       Capitalized Interest

       Allowance for funds used during construction (AFUDC) and interest charged to construction (IDC) - credit are the estimated costs during the period of construction of equity and borrowed funds used for construction purposes. Chugach capitalized such funds at the weighted average rate (adjusted monthly) of 4.7% during 2002, 7.5% during 2001 and 7.9% during 2000.

       Cash and Cash Equivalents

       For purposes of the statement of cash flows, Chugach considers all highly liquid debt instruments with a maturity of three months or less upon acquisition by Chugach (excluding restricted cash and investments) to be cash equivalents.

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

(1) Description of Business and Summary of Significant Accounting Policies (continued)


           Consumer deposits - the carrying amount approximates fair value because of the short refunding term.

           Long-term obligations - the fair value is estimated based on the quoted market price for same or similar issues (note 7).

           Treasury rate lock agreements - the fair value is estimated based on discounted cash flow using current rates.

        Financial Instruments and Hedging

        Chugach used U.S. Treasury forward rate lock agreements to hedge expected interest rates on the February 2002 debt re-financings. Chugach accounted for the agreements under SFAS 80 and 71 through December 31, 2000, and SFAS 133, 138 and 71 subsequent to that date. Chugach adopted SFAS 133 on January 1, 2001. Accordingly, the unrealized gain or loss was not recorded and was treated as a regulatory asset upon settlement (note 6). This accounting treatment was approved by the RCA in Order U-01-108(26). See note 17, "Subsequent Events - Regulation."

        Income Taxes

        Chugach is exempt from federal income taxes under the provisions of
        Section 501(c)(12) of the Internal Revenue Code, except for unrelated business income. For the years ended December 31, 2002, 2001 and 2000 Chugach received no unrelated business income.

        Environmental Remediation Costs

       Chugach accrues for losses and establishes a liability associated with environmental remediation obligations when such losses are probable and can be reasonably estimated. Such accruals are adjusted as further information develops or circumstances change. Estimates of future costs for environmental remediation obligations are not discounted to their present value. However, various remediation costs may be recoverable through rates and accounted for as a regulatory asset.

(2)    Utility Plant Summary

       Major classes of electric plant as of December 31 are as follows:

                                                                                     2002                  2001
                                                                                     ----                  ----
         Electric plant in service:
         Steam production plant                                                   $60,392,869           $60,392,869
         Hydraulic production plant                                                17,904,105             8,125,226
         Other production plant                                                   103,046,773            94,207,814
         Transmission plant                                                       208,103,602           206,972,504
         Distribution plant                                                       188,775,770           177,457,788
         General plant                                                             52,273,770            46,757,035
         Unclassified electric plant in service*                                   91,346,892           111,809,111
         Equipment under capital lease                                                 56,323                56,323
         Other                                                                      8,539,193             8,539,193
                                                                                    ---------             ---------
               Total electric plant in service                                    730,439,297           714,317,863
         Construction work in progress                                             20,224,302            28,887,008
                                                                                   ----------            ----------
                Total electric plant in service and
             construction work in progress                                       $750,663,599          $743,204,871
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

(3)    Investments in Associated Organizations

       Investments in associated organizations, which are non-marketable and accounted for at cost, include the following at December 31:

                                                                                   2002                  2001
                                                                                   ----                  ----
      National Rural Utilities Cooperative Finance
        Corporation (NRUCFC)                                                    $6,095,980             $6,095,980
      National Bank for Cooperatives (CoBank)                                    4,703,331              4,216,115
      NRUCFC capital term certificates                                              44,631                 45,616
      Other                                                                        119,773                127,475
                                                                                   -------                -------
                                                                               $10,963,715            $10,485,186
                                                                               ===========            ===========


       The Farm Credit Administration, CoBank's federal regulators, requires minimum capital adequacy standards for all Farm Credit System institutions. CoBank's loan agreements require, as a condition of the extension of credit, that an equity ownership position be established by all borrowers. Chugach's investment in NRUCFC similarly was required by Chugach's financing arrangements with NRUCFC.

(4)    Patronage Capital

       Chugach has an approved capital credit retirement program, which is contained in the Chugach business plan. This establishes, in general, a plan to return the capital credits of wholesale and retail customers based on the members' proportionate contribution to Chugach's assignable margins on an approximately 15-year rotation. At December 31, 2002, Chugach had assigned $122,164,652 of patronage capital (net of capital credit retirements). Approval of actual capital credit retirements is at the discretion of Chugach's Board of Directors.

       In November 2000, the Board of Directors authorized the retirement of $3,750,000 of retail patronage for 1984 and 1985.

       In November 2001, the Board of Directors authorized the retirement of $3,000,000 of retail patronage for 1985.

       In November 2002, the Board of Directors authorized the retirement of $2,769,568 of retail patronage for 1985.

       Estate payments in the amount of $250,154, $280,015 and $340,006 were made in 2002, 2001 and 2000, respectively.

       Following is a five-year summary of anticipated capital credit retirements:

                     Year ending                    Total
                     December 31,
                        2003                             $0
                        2004                        405,000
                        2005                      1,260,000
                        2006                        400,000
                        2007                      1,600,000
(5)    Other Equities

       A summary of other equities at December 31 follows:

                                                    2002              2001
                                                    ----              ----
       Nonoperating margins, prior to 1967        $23,625            $23,625
       Donated capital                            183,807            183,907
       Unredeemed capital credit retirement     6,013,718          5,357,702
                                                ---------          ---------
                                               $6,221,150         $5,565,234

(6)    Debt

      Long-term obligations at December 31 are as follows:                                   2002                2001
                                                                                             ----                ----
      2002 Series A Bond of 6.20%, maturing in 2012, with interest payable
      semi-annually February 1 and August 1:                                              $120,000,000                  $0

      2002 Series B Bond of a rate set for 28-day auction periods, maturing in
      2012, with interest payable monthly and principal due annually                        60,000,000                   0

      2001 Series A Bond of 6.55%, maturing in 2011, with interest payable
      semi-annually March 15 and September 15:                                             150,000,000         150,000,000

      First mortgage (1991 Series A) Bond of 8.08%, that matured in 2002 and
      9.14% that would have matured in 2022, with interest that was payable semi-annually March 15 and September 15:
       8.08%                                                                                         0           5,232,000
       9.14%(refinanced in 2002 by the 2002 Series A and Series B Bond, maturing
             in 2012)                                                                               0         149,310,000

      CoBank 8.95% bond that matured in 2002, with interest that was payable
      monthly and principal that was due semi-annually                                               0             177,945

      CoBank 7.76% note maturing in 2005, with interest payable monthly                     10,000,000          10,000,000

      CoBank 5.60% note maturing in 2022, with interest payable monthly and
      principal due annually beginning in 2003                                              45,000,000          45,000,000

      CoBank 5.60% note, with principal due in 2007 and 2012, and with interest
      payable monthly                                                                       10,000,000          15,000,000
                                                                                            ----------          ----------
      Total long-term obligations                                                          395,000,000         374,719,945
           Less current installments                                                         5,165,821          10,409,945
                                                                                             ---------          ----------
           Long-term obligations, excluding current installments                          $389,834,179        $364,310,000
                                                                                          ============        ============

       Covenants

       Chugach is required to comply with all covenants set forth in the Amended and Restated Indenture, dated April 1, 2001, which became effective January 22, 2003, and the covenants contained in the Master Loan Agreement between Chugach and CoBank dated December 27, 2002.

       Security

       Substantially all assets were pledged as collateral for the long-term obligations until retirement of the 1991 Series A Bonds and subsequent institution of the Amended and Restated Indenture. On January 22, 2003, the Bonds became general unsecured and unsubordinated obligations. Under the Amended and Restated Indenture, Chugach is prohibited from creating or permitting to exist any mortgage, lien, pledge, security interest or encumbrance on Chugach's properties and assets (other than those arising by operation of law) to secure the repayment of borrowed money or the obligation to pay the deferred purchase price of property unless Chugach equally and ratably secure all bonds subject to the Amended and Restated Indenture, except that Chugach may incur secured indebtedness in an amount not to exceed $5 million or enter into sale and leaseback or similar agreements.

       Rate

       The Amended and Restated Indenture requires Chugach, subject to any necessary regulatory approval, to establish and collect rates reasonably expected to yield margins for interest equal to at least 1.10 times total interest expense. The CoBank Master Loan Agreement also requires Chugach to establish and collect rates reasonably expected to yield margins for interest equal to at least 1.10 times interest expense. As described in note 17 "Subsequent events - Regulation," Chugach received a waiver of the rate covenant from CoBank. Margins for interest generally consist of Chugach's assignable margins plus total interest expense. Chugach's analysis of the financial impact of Order U-01-108(26) from the RCA is still preliminary, however, upon recording the adjustments set forth in Order U-01-108(26), Chugach's margins for interest would fall below 1.10 times interest charges. If there occurs any material change in the circumstances contemplated at the time rates were most recently reviewed, the Amended and Restated Indenture requires Chugach to seek appropriate adjustments to those rates so that they would generate revenues reasonable expected to yield margins for interest equal to at least 1.10 times interest charges. In order to maintain Chugach's compliance with this covenant, Chugach is taking the actions described in note 17, "Subsequent Events - Regulation."

       Distribution to Members

       The Amended and Restated Indenture prohibits Chugach from making any distribution of patronage capital to Chugach's customers if an event of default under the Amended and Restated Indenture exists. Otherwise, Chugach may make distributions to Chugach's members in each year equal to the lesser of 5% of Chugach's patronage capital or 50% of assignable margins for the prior fiscal year. This restriction does not apply if, after the distribution, Chugach's aggregate equities and margins as of the end of the immediately preceding fiscal quarter are equal to at least 30% of Chugach's total liabilities and equities and margins.

       Maturities of Long-term Obligations

       Long-term obligations at December 31, 2002, mature as follows:

     Year ending
     December 31        Sinking Fund        Sinking Fund       Sinking Fund     Principal maturities           Total
                                                                                --------------------           -----
                        Requirements        Requirements       Requirements
                       2001 Series A       2002 Series A       2002 Series B           CoBank
                          Bonds               Bonds               Bonds             Mortgage bonds
         2003                        $0                  $0         $4,300,000              $865,821          $5,165,821
         2004                         0                   0          4,600,000               945,000           5,545,000
         2005                         0                   0          4,900,000            11,031,393          15,931,393
         2006                         0                   0          5,200,000             1,125,687           6,325,687
         2007                         0                   0          5,500,000             6,228,569          11,728,569
      Thereafter            150,000,000         120,000,000         35,500,000            44,803,530         350,303,530
                            -----------         -----------         ----------            ----------         -----------
                           $150,000,000        $120,000,000        $60,000,000           $65,000,000        $395,000,000
                          =============       =============       ============           ===========        ============

       Short-term obligations

       Chugach had an annual line of credit of $35,000,000 available in 2001 and 2002 with CoBank. On December 27, 2002, Chugach chose to reduce the available line of credit to $20,000,000. The CoBank line of credit expires July 31, 2003. At December 31, 2002, there was $6.1 million outstanding on this line of credit, which carried an interest rate of

       3.17%. At December 31, 2001, there was $11 million outstanding on this line of credit, which carried an interest rate of 3.75%. In addition, Chugach had an annual line of credit of $50,000,000 available at December 31, 2002 and 2001 with NRUCFC. At December 31, 2002 and 2001, there was no outstanding balance on this line of credit. The NRUCFC line of credit expires October 15, 2007.

       Refinancing

       On February 1, 2002, Chugach issued $120 million of 2002 Series A Bond and $60 million of 2002 Series B Bond for the purpose of redeeming $149.3 million in principal amount of the 1991 Series A Bond due 2022, to pay the redemption premium on the 1991 Series A Bond due 2022 in the amount of $13.6 million and for general working capital. The 2002 Series A Bond will mature on February 1, 2012, and bears interest at 6.20% per annum. Interest is payable semi-annually on February 1 and August 1 of each year commencing on August 1, 2002. Chugach may not redeem the 2002 Series A Bond prior to maturity.

       The 2002 Series B Bond (the "Auction Rate Bond") will mature on February 1, 2012. The Auction Rate Bond bore interest from the date of original delivery to and through February 27, 2002, at a rate established by the underwriter prior to their date of delivery and thereafter bore interest at the rate set for 28-day auction periods. The initial auction took place on February 27, 2002. The applicable interest rate for any 28-day auction period is the term rate established by the auction agent based on the terms of the auction. The Auction Rate Bond may be converted, in Chugach's discretion, to a daily, seven-day, 35-day, three-month or a semi-annual period or a flexible auction period. The Auction Rate Bond is subject to optional and mandatory redemption and to mandatory tender for purchase prior to maturity in the manner and at the times described herein. Bankers Trust Company is the auction agent and J.P. Morgan Securities Inc., acted as the initial broker-dealer for the Auction Rate Bond.

       On April 17, 2001, Chugach issued $150 million of 2001 Series A Bond, for the purpose of retiring indebtedness outstanding under existing lines of credit and outstanding bonds, for capital expenditures and for general working capital. The lines of credit had an aggregate outstanding principal balance of $55 million, as of April 17, 2001, were renewable annually and bore interest at variable annual rates ranging from 7.55% to 7.80% at April 17, 2001. The variable-rate bonds retired had an aggregate outstanding principal balance of $72.5 million, as of April 17, 2001, would have matured in 2002 and bore interest at a variable rate that was 7.55% on April 17, 2001.

       The 2001 Series A Bond will mature on March 15, 2011, and bears interest at 6.55% per annum. Interest is payable semi-annually on March 15 and September 15 of each year commencing on September 15, 2001. The 2001 Series A Bond, 2002 Series A Bond and Auction Rate Bond are unsecured obligations, ranking equally with Chugach's other unsecured and unsubordinated obligations. In addition, Chugach is limited in Chugach's ability to secure obligations for borrowed money or the deferred purchase price of property unless Chugach equally and ratably secures Chugach's outstanding indebtedness subject to the Amended and Restated Indenture governing its Bonds.

       On September 19, 1991, Chugach issued $314 million of First Mortgage Bond, 1991 Series A (Bond), for purposes of repaying existing debt to the Federal Financing Bank and the Rural Electrification Administration (now Rural Utilities Services). Pursuant to Section 311 of the Rural Electrification Act, Chugach was permitted to prepay the REA debt at a discounted rate of approximately 9%, resulting in a discount of approximately $45 million (note 11).

       The bond that matured in 2002 (1991 Series A 2002 Bond) was subject to annual sinking fund redemption at 100% of the principal amount thereof, which commenced March 15, 1993. The bond that would have matured in 2022 (1991 Series A 2022 Bond) was subject to annual sinking fund redemption at 100% of the principal amount thereof commencing March 15, 2003. The Series A 2002 Bond was not subject to optional redemption. The Series A 2022 Bond was redeemable at the option of Chugach on any interest payment date at an initial redemption price commencing in 2002 of 109.140 of the principal amount thereof declining ratably to par on March 15, 2012. The Bond was secured by a first lien on substantially all of Chugach's assets. The Indenture prohibited outstanding short-term indebtedness (other than trade payables) in excess of 15% of Chugach's net utility plant and limited certain cash investments to specific securities.

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

       The premiums paid are reflected as a regulatory asset and amortized over the life of the corresponding debt.

        Treasury Rate Lock Agreements

        On March 17, 1999, Chugach entered into a U.S.Treasury rate lock transaction with Lehman Brothers Financial Products Inc., (Lehman Brothers) for the purpose of taking advantage of favorable market interest rates in anticipation of refinancing Chugach's Series A Bond due 2022 on their optional call date (March 15, 2002). On May 11, 2001, Chugach terminated the $18.7 million 30-year U.S. Treasury portion of the Treasury Rate Lock Agreement in receipt of payment of $10,000 by Lehman. On December 7, 2001, Chugach terminated 50%, or $98.0 million, of the 10-year U.S. Treasury portion of the U.S. Treasury Rate Lock Agreement for a settlement payment of $4 million to Lehman Brothers. Chugach settled the remaining 50% of the 10-year U.S. Treasury portion of the Treasury Rate Lock Agreement for $3 million on December 19, 2001. On January 14, 2002, Chugach entered into an 18-day rate lock agreement with JP Morgan on the 2002 refinancing. Chugach terminated the rate lock on February 1, 2002, which generated a payment to Chugach of $1.2 million. The settlement payments were accounted for as regulatory assets and amortized over the life of the corresponding debt, which was authorized by the RCA in Order U-01-108(26). As of December 31, 2001, the aggregate principal amount of the Series A Bond due 2022 was $149,310,000. That principal amount was refinanced by the 2002 Series A and Series B Bonds in February 2002.

(7)    Fair Value of Long-Term Obligations

       The estimated fair values (in thousands) of the long-term obligations included in the financial statements at December 31 are as follows:

                                                               2002                            2001
                                                               ----                            ----
                                                      Carrying          Fair         Carrying          Fair
                                                        Value           Value          Value           Value
       Long-term obligations
       (including current installments)               $395,000        $425,279       $374,720        $390,320

       Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.

(8)    Employee Benefits

       Employee benefits for substantially all employees are provided through the Alaska Electrical Trust and Alaska Hotel, Restaurant and Camp Employees Health and Welfare Trust Funds (union employees) and the National Rural Electric Cooperative Association (NRECA) Retirement and Security Program (nonunion employees). Chugach makes annual contributions to the plans equal to the amounts accrued for pension expense. For the union plans, Chugach pays a contractual hourly amount per union employee, which is based on total plan costs for all employees of all employers participating in the plan. In these master, multiple-employer plans, the accumulated benefits and plan assets are not determined or allocated separately to the individual employer. Costs for union plans were approximately $2,253,000 in 2002, $1,990,000 in 2001 and $2,017,000 in
       2000. In 2002, 2001 and 2000, Chugach contributed $1,401,000, $1,397,000 and $1,057,000, respectively, to the NRECA plan.

(9)    Deferred Charges

       Deferred charges, net of amortization, consisted of the following at December 31:

                                              2002                  2001
                                              ----                  ----
Debt issuance and reacquisition costs     $14,155,863           $15,649,174
Refurbishment of transmission equipment       234,568               243,828
Computer software and conversion            5,666,620             8,161,890
Studies                                     1,952,074             1,776,576
Business venture studies                      601,217               531,416
Fuel supply negotiations                      329,901               348,986
Major overhaul of steam generating unit     2,701,076                17,092
Environmental matters and other               154,205               272,899
Other regulatory deferred charges           2,194,077             1,704,432
                                            ---------             ---------
                                          $27,989,601           $28,706,293
                                          ===========           ===========
(10)   Employee Representation

       Approximately 72% of Chugach's employees are represented by the International Brotherhood of Electrical Workers (IBEW). The various IBEW contracts expire on June 30, 2006.

(11)   Deferred Credits

       Deferred credits at December 31 consisted of the following:

                                                  2002                 2001
                                                  ----                 ----
Regulatory liability - unamortized gain on
reacquired debt                                        $0          $15,629,104
Refundable consumer advances for construction   2,817,614            2,163,944
Estimated initial installation costs for
transformers and meters                           364,766              447,378
Post retirement benefit obligation                405,700              405,700
New business venture                               30,256               30,256
Other                                             595,252              771,409
                                                  -------              -------
                                               $4,213,588          $19,447,791
                                               ==========          ===========

       In conjunction with the 1991 refinancing described in note 6, Chugach had recognized a gain of approximately $45,000,000. The Alaska Public Utilities Commission (APUC), required Chugach to pass through the gain to consumers in the form of reduced rates over a period equal to the life of the bonds using the effective interest method; consequently, the gain has been deferred for financial reporting purposes as required by SFAS 71. Approximately $188,082 of the deferred gain was amortized in 2002 prior to the 2002 refinancing. The balance of the gain was extinguished with the transactions associated with the 2002 refinancing. Approximately $1,231,000 of the deferred gain was amortized in 2001. Approximately $1,553,000 of the deferred gain was amortized in 2000.

(12)   Bradley Lake Hydroelectric Project

       Chugach is a participant in the Bradley Lake Hydroelectric Project (Bradley Lake). Bradley Lake was built and financed by the Alaska Energy Authority (AEA) through State of Alaska grants and $166,000,000 of revenue bonds. Chugach and other participating utilities have entered into take-or-pay power sales agreements under which shares of the project capacity have been purchased and the participants have agreed to pay a like percentage of annual costs of the project (including ownership, operation and maintenance costs, debt service costs and amounts required to maintain established reserves). Under these take-or-pay power sales agreements, the participants have agreed to pay all project costs from the date of commercial operation even if no energy is produced. Chugach has a 30.4% share of the project's capacity. The share of debt service exclusive of interest, for which Chugach has guaranteed, is approximately $44,000,000. Under a worst-case scenario, Chugach could be faced with annual expenditures of approximately $4.1 million as a result of Chugach's Bradley Lake take-or-pay obligations. Management believes that such expenditures, if any, would be recoverable through the fuel surcharge ratemaking process. Upon the default of a Bradley Lake participant, and subject to certain other conditions, AEA, through Alaska Industrial Development and Export Authority, is entitled to increase each participant's share of costs pro rata, to the extent necessary to compensate for the failure of another participant to pay its share, provided that no participant's percentage share is increased by more than 25%.

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

       The following represents information with respect to Bradley Lake at June 30, 2002 (the most recent date for which information is available). Chugach's share of expenses was $4,343,562 in 2002, $3,929,614 in 2001 and $3,696,829 in 2000 and is included in purchased power in the accompanying financial statements.

                (In thousands)        Total                  Proportionate Share
                                      -----                  -------------------
          Plant in service          $ 307,016                    $ 93,333
          Accumulated depreciation    (74,503)                    (22,649)
          Interest expense              9,235                       2,807

       Other electric plant in service represents Chugach's share of a Bradley Lake transmission line financed internally and Chugach's share of the Eklutna Hydroelectric Project, purchased in 1997 (note 13).

(13)   Eklutna Hydroelectric Project

       During October 1997, the ownership of the Eklutna Hydroelectric Project formally transferred from the Alaska Power Administration to the participating utilities. This group, including their corresponding interest in the project, consists of Chugach (30%), MEA (16.7%) and AML&P (53.3%).

       Other electric plant in service includes $1,957,742 representing Chugach's share of the Eklutna Hydroelectric Plant. This balance will be amortized over the estimated life of the facility. During the transition phase and after the transfer of ownership, Chugach, MEA and AML&P have jointly operated the facility. Each participant contributes their proportionate share for operation, maintenance and capital improvement costs to the plant, as well as to the transmission line between Anchorage and the plant. Under net billing arrangements, Chugach then reimburses MEA for their share of the costs.

(14)   Commitments and Contingencies

       Contingencies

       Chugach is a participant in various legal actions, rate disputes, personnel matters and claims both for and against Chugach's interests. Management believes the outcome of any such matters, other than the final outcome of Order U-01-108(26) described in note (17) "Subsequent Events-Regulation," will not materially impact Chugach's financial condition, results of operations or liquidity.

       Long-Term Fuel Supply Contracts

       Chugach has entered into long-term fuel supply contracts from various producers at market terms. The current contracts will expire at the end of the currently committed volumes or the contract expiration dates of 2015 and 2025.

       Significant Customers

       Chugach is the principal supplier of power under long-term wholesale power contracts with MEA and HEA. These contracts represented $58.7 million or 34.1% of operating revenues in 2002, $57.7 million or 32.3% in 2001 and $45.2 million or 28.5% in 2000. These contracts will expire in 2014.

       Cooper Lake Hydroelectric Plant

       Chugach discovered polychlorinated biphenyls (PCBs) in paint, caulk and grease at the Cooper Lake Hydroelectric plant during initial phases of a turbine overhaul. A FERC approved plan, prepared in consultation with the Environmental Protection Agency (EPA), was implemented to remediate the PCBs in the plant. As a condition of its approval of the license amendment for the overhaul project, FERC required Chugach to also investigate the presence of PCBs in Kenai Lake. A sampling plan was developed by Chugach in consultation with state and federal agencies and approved by FERC. In 2000, Chugach sampled sediments and fish collected from Kenai Lake and other waters. While low levels of PCBs were found in some sediment samples taken near the plant, no pathway from sediment to fish was established. While the levels of PCBs in fish from Kenai Lake were similar to levels found in fish from other lakes within the region, Chugach conducted additional sampling and analysis of fish in Kenai Lake and other waters and filed Chugach's final report dated April 1, 2002 with FERC, which analyzed the results of the sampling. Based on these analyses, Chugach concluded that no further PCB sampling and analysis in Kenai Lake was necessary. In a letter dated June 13, 2002, FERC informed Chugach that its review of the report supported Chugach's conclusions and agreed Chugach was not required to conduct further PCB sampling and analysis in Kenai Lake. In its recent order in Chugach's general rate case, Order U-01-108(26), the RCA permitted the costs associated with the overhaul and the PCB remediation to be recovered through rates. Consequently, management believes the costs of the PCB remediation and studies will have no material impact on Chugach's financial condition or results of operations. Chugach will be filing a request in 2003 with the RCA to allow Chugach to record the costs Chugach incurred to investigate the presence of PCBs in Kenai Lake to be recovered through rates.

       Legal Proceedings

       Matanuska Electric Association, Inc., v. Chugach Electric Association, Inc., Superior Court Case No. 3AN-99-8152 Civil

       This action is a claim for a breach of the Tripartite Agreement, which is the contract governing the parties' relationship for a 25-year period from 1989 through 2014 and governing Chugach's sale of power to MEA during that time. MEA asserted Chugach breached that contract by failing to provide information, by failing to properly manage Chugach's long-term debt, and by failing to bring Chugach's base rate action to a Joint Committee before presenting it to the RCA. The committee is defined in the power sales contract and consists of one MEA and two Chugach board members. All of MEA's claims have been dismissed. On April 29, 2002, MEA appealed the Superior Court's decisions relating to Chugach's financial management and Chugach's failure to bring Chugach's base rate action to the joint committee before filing with the RCA to the Alaska Supreme Court. Chugach cross-appealed the Superior Court's decision not to dismiss the financial management claim on jurisdictional and res judicata grounds. Oral argument has been set by the Supreme Court for April 15, 2003. Management is uncertain as to the outcome but will vigorously defend the appeal.

       Chugach has certain additional litigation matters and pending claims that arise in the ordinary course of Chugach's business. In the opinion of management, no individual matter or the matters in the aggregate is likely to have a material adverse effect on Chugach's results of operations, financial condition or liquidity.

       Regulatory Cost Charge

       In 1992 the State of Alaska Legislature passed legislation authorizing the Department of Revenue to collect a regulatory cost charge from utilities in order to fund the governing regulatory commission, which was the APUC in 1992 and is currently the RCA. The tax is assessed on all retail consumers and is based on kilowatt-hour (kWh) consumption. The Regulatory Cost Charge has decreased since its inception (November 1992) from an initial rate of $.000626 per kWh to the current rate of $.000318, effective October 1, 2002.

(15)   Segment Reporting

       Chugach had divided its operations into two reportable segments: Energy and Internet service. The energy segment derives its revenues from sales of electricity to residential, commercial and wholesale customers, while the Internet segment derived its revenues from provision of residential and commercial internet services and products. The reporting segments follow the same accounting policies used for Chugach's financial statements and described in the summary of significant accounting policies. Management evaluates a segment's performance based upon profit or loss from operations. Jointly used assets are allocated by percentage of reportable segment usage and centrally incurred costs are allocated using factors developed by Chugach, which are patterned upon usage. As of March 6, 2001, with an effective date of March 20, 2001, Chugach sold the bulk of Chugach's internet service provider assets related to dial-up services (excluding DSL services) to GCI Communication Corporation. The aggregate purchase price was $759,049 at closing, plus an additional amount of $70,075, which was based on number of subscriber accounts retained during the ninety-day transition period following closing. These transactions resulted in a loss of $258,073. The following is a tabulation of business segment information for the years ended December 31:

                                                                      2002               2001               2000
                                                                      ----               ----               ----
       Operating Revenues
            Internet                                                        $0           $196,051         $1,170,448
            Energy                                                 171,944,918        178,399,163        157,370,666
                                                                   -----------        -----------        -----------
         Total operating revenues                                  171,944,918        178,595,214        158,541,114
                                                                   ===========        ===========        ===========
       Assignable Margins
            Internet                                                         0          (165,273)        (1,505,518)
            Energy                                                 (2,016,150)          5,704,409         11,185,296
                                                                   -----------          ---------         ----------
         Total assignable margins                                  (2,016,150)          5,539,136          9,679,778
                                                                   ===========          =========          =========
       Assets
            Internet                                                         0                  0            550,275
            Energy                                                 570,214,874        575,281,187        539,195,705
                                                                   -----------        -----------        -----------
         Total assets                                              570,214,874        575,281,187        539,745,980
                                                                   ===========        ===========        ===========
       Capital Expenditures
            Internet                                                         0                  0            163,565
            Energy                                                  16,417,119         36,408,253         46,566,478
                                                                    ----------         ----------         ----------
         Total capital expenditures                                 16,417,119         36,408,253         46,730,043
                                                                    ==========         ==========         ==========

 (16) Quarterly Results of Operations (unaudited)

                               2002 Quarter Ended

                                                 Dec. 31*           Sept. 30           June 30            March 31
                                                 --------           --------           -------            --------

       Operating Revenue                       $39,015,326       $41,523,323        $42,837,727          $48,568,542
       Operating Expense                        39,742,069        35,548,872         36,589,007           37,489,988
       Net Interest                              6,013,016         5,994,890          6,039,051            7,995,786
                                                 ---------         ---------          ---------            ---------
       Net Operating Margins                   (6,739,759)          (20,439)            209,669            3,082,768
       Non-Operating Margins                       735,253            94,646            122,622              499,090
                                                   -------            ------            -------              -------
       Assignable Margins                      (6,004,506)           $74,207           $332,291           $3,581,858
                                               ===========           =======           ========           ==========

                               2001 Quarter Ended

                                                 Dec. 31           Sept. 30           June 30            March 31
                                                 -------           --------           -------            --------

       Operating Revenue                       $52,194,258       $42,186,684        $39,018,695          $45,195,577
       Operating Expense                        43,744,371        35,591,202         32,788,603           35,372,545
       Net Interest                              6,820,907         6,680,125          7,037,810            6,690,671
                                                 ---------         ---------          ---------            ---------
       Net Operating Margins                     1,628,979          (84,643)          (807,718)            3,132,361
       Non-Operating Margins                       931,967           126,903            222,619              388,668
                                                   -------           -------            -------              -------
       Assignable Margins                       $2,560,946           $42,260         ($585,099)           $3,521,029
                                                ==========           =======         ==========           ==========

      *The reduction to operating revenue described in note 17 "Subsequent
       Events - Regulation" was recorded in the 2002 quarter ended December 31.

(17)  Subsequent Events

       Refinancing

       The indenture initially governing the outstanding bonds of Chugach, 2001 Series A, 2002 Series A and 2002 Series B, provided that the bonds were secured by a mortgage on substantially all of Chugach's assets so long as any amounts remained outstanding to CoBank on bonds issued under the indenture. Upon the retirement of the bonds issued to CoBank, Chugach's outstanding bonds became subject to an Amended and Restated Indenture pursuant to which the bonds became unsecured obligations of Chugach.

       Chugach and CoBank have entered into a Master Loan Agreement dated as of December 27, 2002, pursuant to which CoBank and Chugach replaced the bonds issued to CoBank with unsecured promissory notes not governed by the indenture. CoBank returned the old CoBank bonds to Chugach on January 22, 2003. Accordingly, under the terms of the Amended and Restated Indenture, all of Chugach's outstanding bonds became unsecured obligations of Chugach as of January 22, 2003.

       Regulation

       Chugach filed a general rate case on July 10, 2001, based on the 2000 test year, requesting a permanent base rate increase of 6.5%, and an interim base rate increase of 4.0%. On September 5, 2001, the RCA granted a 1.6% interim increase effective September 14, 2001. Chugach filed a petition for reconsideration and on October 25, 2001, the RCA approved an interim base rate increase of 3.97%. The additional rate increase was implemented on November 1, 2001. The interim rate increase was based on a normalized (adjusted for recurring expenses) test year and a system ratemaking Times Interest Earned Ratio (TIER) of 1.35. In this filing for permanent rates, Chugach proposed that margins be calculated using a rate base/rate of return methodology rather than the TIER methodology previously used.

       As anticipated in Chugach's July 2001 original filing, on April 15, 2002, Chugach submitted a filing with the RCA to update certain known and measurable costs and savings that had occurred outside the 2000 Test Year. In the updated filing, Chugach reduced its base rate increase request from 6.5% to 5.7%, or approximately $0.9 million in the revenue requirement on a system basis. The revised filing also reflected an increase in depreciation expense of approximately $1.5 million due to the completion of the Beluga Unit 7 re-powering project and a reduction in annualized interest expense, due to Chugach's recent refinancing efforts, of $2.4 million. In this revised filing, Chugach continued to request $11.9 million in margins. As a result of reduced interest costs, this would yield an equivalent system TIER of 1.47.

       Three intervenors filed pre-filed testimony with the RCA in July 2002 opposing various aspects of Chugach's proposal. Chugach filed its reply testimony with the RCA on October 1, 2002. The hearing to resolve the outstanding issues associated with the 2000 test year rate case took place in November and December of 2002, concluding on December 13, 2002.

       On February 6, 2003, Chugach received Order U-01-108(26) from the RCA, which among other things included the following.

       Chugach will be required to use TIER in calculating return levels. Chugach's system overall TIER was revised downward from 1.35 to 1.30, a difference that would reduce margins by approximately $1.3 million based on the 2000 test year and that would also have similar impacts in subsequent years.

       Chugach will be required to treat AFUDC/IDC as a reduction to long-term interest expense, which reduces the revenue requirement by approximately $1.2 million.

       The RCA reduced Chugach's normalized interest rate of 3.8% to 2%, which equates to a revenue requirement reduction of approximately $1.1 million.

       Chugach's overall Depreciation Study was approved, although the RCA did require approximately $0.7 million in downward adjustments, which will not affect margins in future years.

       There are several outstanding questions regarding interpretation of the Order that have not yet been clarified. However, based upon our analysis, the Order would require a refund of revenues collected in 2001 of approximately $1.1 million of revenues collected in 2002 of approximately $6.0 million, which amounts were recorded as a reduction to operating revenues in 2002. The ultimate amount, which may be refunded, may change based upon RCA's reconsideration of the Order and Chugach cannot predict the outcome of reconsideration of the issues inherent in the Order.

       The Order would also require a reduction in estimated 2003 revenues of approximately $6.0 million. Chugach has calculated, that based on the budgeted revenues and expenditures, under Order 26, Chugach may have insufficient margins to yield margins for interest equal to at least a
       1.10 in 2003.


       The CoBank Master Loan Agreement requires Chugach to establish and collect rates reasonably expected to yield margins for interest equal to at least 1.10 times interest expense. CoBank waived the rate covenant as of December 31, 2002, and reduced the rate covenant for 2003 from 1.10 to
       1.08 if the RCA fails to modify the Order to set rates sufficient to allow Chugach to generate margins for interest equal to at least 1.10 times interest charges. CoBank's prospective modification of the rate covenant for 2003 is contingent upon Chugach promptly pursuing legal action to force the RCA to modify the Order to allow Chugach to satisfy the rate covenant as originally written in the CoBank loan agreement. Chugach believes that it will achieve compliance with the covenant as revised. The Amended and Restated Indenture also requires Chugach, subject to any necessary regulatory approval, to establish and collect rates reasonably expected to yield margins for interest equal to at least
       1.10 times total interest expense. If there occurs any material change in the circumstances contemplated at the time rates were most recently reviewed, the Amended and Restated Indenture requires Chugach to seek appropriate

(17)   Subsequent Events (continued)

       adjustments to those rates so that they would generate revenues reasonable expected to yield margins for interest equal to at least 1.10 times interest charges, subject to any necessary regulatory approval or determination.

       In order to maintain Chugach's compliance with these covenants, Chugach is taking the actions described below.

       On February 13, 2003, Chugach filed a Motion with the RCA asking the RCA to stay the effect of its Order until after the RCA considers Chugach's Petition for Reconsideration of Order 26.

       On February 18, 2003, the RCA granted, in part, Chugach's motion for stay. Specifically, the RCA stayed, until further order of the RCA, Ordering Paragraph 1 of Order U-01-108(26) which states, "Chugach's rates will be established on the basis of the 2000 test year revenue requirement recomputed in accordance with our decisions set out in the body of this Order." The RCA stayed the two Ordering paragraphs of the Order that would have required Chugach to put the new rates into effect. The RCA also allowed a one-week extension until February 28, 2003, to comply with ordering paragraphs 2 and 3, which require Chugach to recalculate its revenue requirement and cost-of-service studies reflecting the impact of Order U-01-108(26) on Chugach's rates. The RCA also extended the time to file Petitions for Reconsideration of Order U-01-108(26) one week to February 28, 2003. Chugach filed the Petition for Reconsideration with the RCA on February 28, 2003. The Public Advocacy Section (PAS), also filed a Petition for Reconsideration that, in part, seeks to remove, from depreciation expense that the RCA allowed, certain depreciation associated with Beluga Units 6 and 7 because the plant was added outside the 2000 Test Year upon which the rates were based. The RCA issued an Order on March 4, 2003, extending the time for filing responses to petitions for reconsideration from March 10 to March 14, 2003, and determined that the period for ruling on the petitions for reconsideration should be extended from March 31 to April 15, 2003. Management is uncertain as to the outcome but will vigorously defend its position. Under Alaska law, Chugach's financial covenants in the Amended and Restated Indenture are valid and enforceable, and rates set by the RCA must be adequate to meet those covenants. If the RCA does not modify the Order to allow Chugach to charge rates reasonably expected to yield margins for interest equal to at least 1.10 times interest expense, Chugach intends to bring action to enforce that provision of the Alaska state law described above.

                   Item 9 - Changes in and Disagreements with
               Accountants on Accounting and Financial Disclosure

                                     None

                                    PART III

           Item 10 - Directors and Executive Officers of the Registrant

         Management

         Chugach operates under the direction of a Board of Directors that is elected at large by our membership. Day-to-day business and affairs are administered by the General Manager. Our seven-member Board of Directors sets policy and provides direction to the General Manager. The following table sets forth certain information with respect to our executive officers and directors.

                       Name                          Age                           Position

Evan J. Griffith............................           61             General Manager
Lee D. Thibert..............................           47             Executive Manager, Power Delivery/Chief of
                                                                      Staff
Michael R. Cunningham.......................           53             Chief Financial Officer
William R. Stewart..........................           55             Executive Manager, Administration
Bradley W. Evans............................           48             Executive Manager, Energy Supply
Bruce Davison...............................           54             President and Director
Dave Cottrell...............................           55             Vice President and Director
Christopher Birch...........................           52             Secretary and Director
Jeffrey W. Lipscomb.........................           52             Treasurer and Director
Samuel W. Cason.............................           43             Director
Patricia B. (Pat) Jasper....................           73             Director
H. A. (Red) Boucher.........................           82             Director


         Executive Officers

         Evan J. Griffith was appointed General Manager on May 1, 2002. Prior to that appointment he had served as Executive Manager, Finance and Energy Supply since an internal reorganization on June 1, 1997. Prior to that, he was Executive Manager, Finance & Planning from August 1989 to June 1997. Prior to his Chugach employment, he was Budget/Program Analyst for the Anchorage Municipal Assembly from August 1984 to August 1989.

         Lee D. Thibert was appointed Executive Manager, Power Delivery/Chief of Staff on June 3, 2002. Prior to that appointment he had served as Executive Manager, Transmission & Distribution Network Services since the June 1, 1997 reorganization. Prior to that he was Executive Manager, Operating Divisions from June of 1994. Before moving up to the Executive Manager position, he served as Director of Operations from May 1987.

         William R. Stewart was appointed Executive Manager, Administration on June 5, 2002. Prior to that appointment he had served as Executive Manager, Retail Services since the June 1, 1997 reorganization. Prior to that, he was Executive Manager, Administration from July 1987 to June 1, 1997. He was our Division Director of Administration from January 1984 to July 1987 and Staff Assistant to the General Manager of Chugach from November 1982 to January 1984. He has been employed at Chugach since 1969.

         Michael R. Cunningham was appointed Chief Financial Officer on June 5, 2002. Prior to that appointment he had served as Controller since 1986. Prior to that he was Budget Analyst and Manager of Accounting since beginning his Chugach employment in 1982. Prior to his Chugach employment, Mr. Cunningham spent 15 years in various capacities with Pacific Northwest Bell Telephone Company.

         Bradley W. Evans was appointed Executive Manager, Energy Supply on June 5, 2002. Prior to that appointment he had served as Director of Energy Supply since February 26, 2001. Prior to his Chugach employment, Mr. Evans served as Manager, System Dispatch for Golden Valley Electric Association.

         Board of Directors

         Bruce Davison serves as President of the Board. He had served as the Secretary of the Board since April 1998. Mr. Davison was first appointed to the Board of Directors in June 1997. Prior to his appointment, he served two years on our Bylaws Committee. He is a partner in the law firm of Davison & Davison, Inc.

         Dave Cottrell serves as Vice President of the Board. Mr. Cottrell was elected to the Board in April 2001. Mr. Cottrell has been the president and managing partner at Mikunda Cottrell & Co., an accounting firm he owns in Anchorage, since 1977. Mr. Cottrell is a certified public accountant.

         Red Boucher has served on the board since 1999. He has previously served as Vice President. In addition to being a director, Mr. Boucher owns a consulting firm, serves as president of a telecommunication firm and hosts a weekly statewide TV show. He has held many elected offices including Lieutenant Governor of Alaska.

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

         Pat Jasper was originally elected to the Board in April 1995. Since 1995, she has held several offices including Secretary, Vice President and President. She is a small business owner and has been a computer programmer and systems analyst.

         Sam Cason is a self-employed attorney. He was elected to a 3-year term on the board in 2002.

                     Item 11 - Executive Compensation

         Cash Compensation

         The following table sets forth all remuneration paid by us for the last three years to each of our five executive officers, each of whose total cash and cash equivalent compensation exceeded $100,000 for 2002, and for all such executive officers as a group:

      Name                      Principal Position       Year            Salary               Bonus               Total

Evan J. Griffith               General Manager            2002           $172,239                $0            $172,239
                                                          2001            142,884             7,770             150,654
                                                          2000            131,657                 0             131,657

Lee D. Thibert                 Executive Manager,         2002            154,881                 0             154,881
                               Power Delivery/Chief       2001            142,425                 0             142,425
                               of Staff
                                                          2000            131,710                 0             131,710

Michael R. Cunningham          Chief Financial Officer    2002            130,220                 0             130,220
                                                          2001            119,093                 0             119,093
                                                          2000            112,727                 0             112,727

William R. Stewart             Executive Manager,         2002            159,839                 0             159,839
                               Administration             2001            158,902                 0             158,902
                                                          2000            134,398                 0             134,398

Bradley W. Evans               Executive Manager,         2002            128,227                 0             128,227
                               Energy Supply              2001             96,472                 0              96,472
                                                          2000                  0                 0                   0

         Chugach's directors are compensated for their services in the amount of $100 per board meeting attended (including committee meetings) up to a maximum of seventy meetings per year for a director and eighty-five meetings per year for the President.

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

         On October 16, 2002, the Board of Directors authorized an amendment to the Plan with an effective date of November 1, 2002. Under the amended Plan, the retirement benefit payable to any Participant whose retirement is postponed beyond his or her Normal Retirement Date shall be computed as of the Participant's actual retirement date. The retirement benefit payable to any Participant under the 30-Year Plan shall be computed as of the first day of the month in which the Participant's actual retirement date occurs.

         The following table sets forth the estimated annual pension benefit payable at normal retirement date for participants in the specified final average salary and years of benefit service categories:

  Final Average
     Salary                    Years of Benefit Service
               15         20          25           30          35          40
               --         --          --           --          --          --

   $125,000  $37,500    $50,000      $62,500     $75,000      $87,500   $100,000
   $150,000  $45,000    $60,000      $75,000     $90,000     $105,000   $120,000
   $175,000  $52,500    $70,000      $87,500    $105,000     $122,500   $140,000
   $200,000  $60,000    $80,000     $100,000    $120,000     $140,000   $160,000

         The annual pension benefits indicated above are the joint and surviving spouse life annuity amounts payable by the Plan, and they are not subject to any deduction for Social Security or other offset amounts.

         Benefit service as of December 31, 2002 taken into account under the Plan for the executive officers is shown below. Base salary for 2002 taken into account under the Plan for purposes of determining final average salary is also included.

               Name                        Principal Position              Benefit Service       Covered Compensation

Evan J. Griffith                    General Manager                       12 years, 4 months             $185,016
Lee D. Thibert                      Executive Manager, Power
                                    Delivery/Chief of Staff               14 years, 7 months              143,813
Michael R. Cunningham               Chief Financial Officer               19 years, 1 month               122,013
William R. Stewart*                 Executive Manager, Administration          2 months                   142,147
Bradley W. Evans                    Executive Manager, Energy Supply      1 year, 10 months               130,000

* Under the Plan in effect prior to November 1, 2002, Mr. Stewart had 30 years of service as of April 1, 2000, and was no longer eligible to receive contributions on his behalf to the Plan. Under the terms of the amendment to the Plan, approved by the Board of Directors on October 16, 2002, Mr. Stewart was re-enrolled effective November 1, 2002.

         Employment Arrangements


         In May 2002, we entered into an employment agreement with Evan J. Griffith, our General Manager. He is paid an annual base salary of $185,000. Mr. Griffith also is eligible to receive additional compensation, bonus and benefits for meeting performance goals established annually by the Board of Directors.

     Item 12 - Security Ownership of Certain Beneficial Owners and Management

                             Not Applicable

         Item 13 - Certain Relationships and Related Transactions

                             Not Applicable

                  Item 14 - Disclosure Controls and Procedures

Evaluation of Controls and Procedures

         We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer (General Manager) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, our General Manager and CFO concluded that Chugach's disclosure controls and procedures are effective in timely alerting them to material information relating to Chugach's requirement to be included in Chugach's Exchange Act filings. There were no significant changes in Chugach's internal controls that could significantly affects its disclosure controls and procedures since the date of the evaluation.

                                     PART IV

   Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                            Page

Financial Statements

Included in Part IV of this Report:
       Independent Auditors' Report                                           37
       Balance Sheets, December 31, 2002 and 2001                          38-39
       Statements of Revenues, Expenses and Patronage Capital,
          Years ended December 31, 2002, 2001 and 2000                        40
       Statements of Cash Flows,
           Years ended December 31, 2002, 2001 and 2000                       41
       Notes to Financial Statements                                       42-68

Financial Statement Schedules

       Included in Part IV of this Report:
       Independent Auditors' Report                                           77
       Schedule II - Valuation and Qualifying Accounts,
          Years ended December 31, 2002, 2001 and 2000                        78


Other schedules are omitted as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

                          Independent Auditors' Report






The Board of Directors
Chugach Electric Association, Inc.


We have audited the accompanying balance sheets of Chugach Electric Association, Inc. as of December 31, 2002 and 2001, and the related statements of revenues, expenses and patronage capital and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15 herein. These financial statements and financial statement schedule are the responsibility of the Association's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standard generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chugach Electric Association, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                     /s/ KPMG, LLP


Anchorage, Alaska
March 3, 2003

                                   Schedule II


                       CHUGACH ELECTRIC ASSOCIATION, INC.

                        Valuation and Qualifying Accounts


                                                 Balance at           Charged                           Balance
                                                  Beginning          To costs                           at end
                                                   of year         And expenses       Deductions        of year
                                                   -------         -------------      ----------        -------
Allowance for doubtful accounts:
     Activity for year ended:
        December 31, 2002                            (318,757)           (344,472)         349,684        (313,545)
        December 31, 2001                            (441,933)           (116,881)         240,057        (318,757)
        December 31, 2000                            (389,223)           (373,666)         320,956        (441,933)

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

        4.8          Seventh Supplemental Indenture of Trust between the Registrant and Seattle-First National Bank dated
                         June 1, 1997. (2)

        4.9          Eighth Supplemental Indenture of Trust between the Registrant and Security Pacific Bank Washington, N.A.
                         dated February 4, 1998. (4)

       4.10          Ninth Supplemental Indenture of Trust between the Registrant and U.S. Bank Trust National Association
                         dated April 25, 2000. (9)

       4.11          Tenth Supplemental Indenture of Trust between the Registrant and U.S. Bank Trust National Association
                         dated April 1, 2001. (11)

       4.12          Eleventh Supplemental Indenture of Trust between the Registrant and U.S. Bank Trust National
                         Association. (14)

       4.13          Amended and Restated Indenture between the Registrant and U.S. Bank Trust National Association dated
                         April 1, 2001. (11)

       4.14          Form of 2002 Series A Bond due 2012. (14)

       4.18          Form of 2002 Series B Bond due 2012. (14)

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

       10.40         Lease Amendment between the Registrant and Standard Oil Company of California dated June 1, 1975. (1)

       10.41         Lease Amendment between the Registrant and Chevron USA, Inc. dated September 1, 1985. (1)

       10.44         Line of Credit Agreement and Promissory Note between the Registrant and the National Bank for
                         Cooperatives dated May 5, 1993. (1)

      10.44.1        Amendment to Line of Credit Agreement between the Registrant and the National Bank for Cooperatives
                         dated March 11, 1994. (1)

      10.44.2        Amendment to Line of Credit Agreement between the Registrant and the National Bank for Cooperatives and
                         amended and restated Promissory Note dated April 18, 1994. (1)

      10.44.3        Amendment to Line of Credit Agreement between the Registrant and the National Bank for Cooperatives
                         dated May 1, 1995. (1)

      10.44.4        Amendment to Line of Credit Agreement between the Registrant and the National Bank for Cooperatives
                         dated May 15, 1995. (1)

      10.44.5        Amendment to Line of Credit Agreement between the Registrant and
                         CoBank, ACB dated September 30, 2000. (10)

      10.44.6        Master Loan Agreement between the Registrant and CoBank, ACB dated December 27, 2002

      10.44.7        Promissory Note and Consolidating Term Loan Supplement between the Registrant and CoBank, ACB dated December
                         27, 2002.

      10.47.1        Line of Credit Agreement between the Registrant and the National Rural Utilities Cooperative Finance
                         Corporation dated October 15, 2002.

       10.52         Employment Agreement between the Registrant and Evan J. Griffith dated effective May 1, 2002. (15)

       12.1          Statement regarding computation of ratios. (14)

       99.1          Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2          Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     (1)  Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K dated December 31, 1996.

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

                     (11) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No.
                          333-57400) dated March 22, 2001.

                     (12) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q dated March 31, 2001.

                     (13) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q dated June 30, 2001.

                     (14) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No.
                          333-75840) dated December 21, 2001.

                     (15) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q dated June 30, 2002.


                               REPORTS ON FORM 8-K

       Reference is made to the April 30, 2002 8-K, which discussed the appointment of Evan J. Griffith as Chugach's new General Manager.




                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2003.



                                    CHUGACH ELECTRIC ASSOCIATION, INC.





                                    By:     /s/ Evan J. Griffith
                                            Evan J. Griffith, General Manager


                                    Date:   March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2003, by the following persons on behalf of the registrant in the capacities indicated:




/s/ Evan J. Griffith
  Evan J. Griffith        General Manager
                          (Principal Executive Officer)
/s/ Lee D. Thibert
  Lee D. Thibert          Executive Manager, Power Delivery/Chief of Staff

/s/ Michael R. Cunningham
  Michael R. Cunningham   Chief Financial Officer
                          (Principal Financial Officer)
/s/ William R. Stewart
  William R. Stewart      Executive Manager, Administration

/s/ Bradley W. Evans
  Bradley W. Evans        Executive Manager, Energy Supply

/s/ Bruce Davison
  Bruce Davison           Director & President

/s/ Dave Cottrell
  Dave Cottrell           Director & Vice President

/s/ Christopher Birch
  Christopher Birch       Director & Secretary

/s/ Jeffrey Lipscomb
  Jeffrey Lipscomb        Director & Treasurer

/s/ Samuel W. Cason
  Samuel W. Cason         Director

/s/ Patricia B. Jasper
  Patricia B. Jasper      Director

/s/ H. A. Boucher
  H. A. Boucher           Director

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Evan J. Griffith, certify that:

1. I have reviewed this annual report on Form 10-K of Chugach Electric Association, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report; 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and 6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003                       /s/ Evan J. Griffith
                                                ----------------

                                                Evan J. Griffith
                                                General Manager and Principal
                                                Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael R. Cunningham, certify that:

1. I have reviewed this annual report on Form 10-Q of Chugach Electric Association, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report; 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and 6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003                       /s/ Michael R. Cunningham
                                                ---------------------


                                                Michael R. Cunningham
                                                Chief Financial Officer and
                                                Principal Financial Officer

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants, which have not registered securities pursuant to Section 12, of the Act:

Chugach has not made an Annual Report to securities holders for 2002 and will not make such a report after the filing of this Form 10-K. As a consequence, no copies of any such report will be furnished to the Securities and Exchange Commission.