Form 10-Q
period 2003-03-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2003-05-15
CIK 878004

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


                  For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
Yes                        No X

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                  CLASS                           OUTSTANDING AT MAY 1, 2003

                  NONE                                      NONE

                                                                     Page Number
CAUTION REGARDING FORWARD-LOOKING STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                      2

        Balance Sheets, March 31, 2003 and December 31, 2002                  3

        Statements of Revenues, Expenses and Patronage Capital, Three
        Months Ended March 31, 2003 and 2002                                  5

        Statements of Cash Flows, Three Months Ended March 31, 2003 and 2002  6

        Notes to Financial Statements                                         7

Item 2. Management's Discussion and Analysis of Results of Operations and
        Financial Condition                                                 1 0

Item 3. Quantitative and Qualitative Disclosures About Market Risk          1 8

Item 4. Controls and Procedures                                             1 9

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                   1 9

Item 2. Changes in Securities and Use of Proceeds                           1 9

Item 3. Defaults Upon Senior Securities                                     1 9

Item 4. Submission of Matters to a Vote of Security Holders                 2 0

Item 5. Other Information                                                   2 0

Item 6. Exhibits and reports on Form 8-K                                    2 0

        Signatures                                                          2 1

        Exhibits                                                            2 2

        Certification of Principal Executive Officer pursuant to Section 302
        of the Sarbanes-Oxley Act of 2002                                   2 3

        Certification of Principal Financial Officer pursuant to Section 302
        of the Sarbanes-Oxley Act of 2002                                   2 4

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

                          PART I FINANCIAL INFORMATION

     Item 1.  Financial Statements

     The unaudited financial statements and notes to financial statements of Chugach for the quarter ended March 31, 2003, follow:

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 BALANCE SHEETS



                                                                               (Unaudited)
                             Assets                                           March 31, 2003          December 31, 2002
                             ------                                           --------------          -----------------

Utility plant:

     Electric plant in service                                                 $ 736,732,136           $ 730,439,297

     Construction work in progress                                                17,068,171              20,224,302
                                                                                  ----------              ----------
                                                                                 753,800,307             750,663,599

     Less accumulated depreciation                                             (286,207,945)           (279,958,912)
                                                                               -------------           -------------
                                                                                 467,592,362             470,704,687

Other property and investments, at cost:

     Nonutility property                                                               3,550                   3,550

     Investments in associated organizations                                      10,999,073              10,963,715
                                                                                  ----------              ----------
                                                                                  11,002,623              10,967,265

Current assets:

     Cash and cash equivalents                                                     4,616,336               7,284,292

     Cash-restricted construction funds                                              580,542                 598,864

     Special deposits                                                                222,163                 222,163

     Accounts receivable, net                                                     17,415,049              26,410,264

     Fuel cost recovery                                                                    0                       0

     Materials and supplies                                                       23,760,532              23,747,590

     Prepayments                                                                   3,343,058               1,953,350

     Other current assets                                                            477,312                 336,798
                                                                                     -------                 -------
                                                                                  50,414,992              60,553,321

Deferred charges                                                                  26,918,597              27,989,601
                                                                                  ----------              ----------

Total Assets                                                                   $ 555,928,574           $ 570,214,874
                                                                               =============           =============


                         CHUGACH ELECTRIC ASSOCIATION, INC.
                                 BALANCE SHEETS
                                   (Continued)


                                                                                (Unaudited)
                     Liabilities and Equities                                  March 31, 2003         December 31, 2002
                     ------------------------                                  --------------         -----------------

Equities and margins:

     Memberships                                                                 $ 1,118,278             $ 1,108,243

     Patronage capital                                                           129,614,518             120,148,502

     Other                                                                         6,177,878               6,221,150
                                                                                   ---------               ---------
                                                                                 136,910,674             127,477,895
Long-term obligations, excluding current installments:

     2001 Series A Bond payable                                                  150,000,000             150,000,000

     2002 Series A Bond payable                                                  120,000,000             120,000,000

     2002 Series B Bond payable                                                   51,100,000              55,700,000

     National Bank for Cooperatives Bonds payable                                 63,682,679              64,134,179
                                                                                  ----------              ----------
                                                                                 384,782,679             389,834,179
Current liabilities:

     Short-term obligations                                                                0               6,081,250

     Current installments of long-term obligations                                 5,503,651               5,165,821

     Accounts payable                                                              4,240,039               7,719,974

     Provision for rate refund                                                     1,932,552               7,050,000

     Consumer deposits                                                             1,808,514               1,826,265

     Fuel cost payable                                                             1,476,935                 363,862

     Accrued interest                                                              1,995,582               6,381,106

     Salaries, wages and benefits                                                  5,119,435               4,977,594

     Fuel                                                                          6,817,941               7,095,402

     Other current liabilities                                                     1,457,889               2,027,938
                                                                                   ---------               ---------
                                                                                  30,352,538              48,689,212

     Deferred credits                                                              3,882,683               4,213,588
                                                                                   ---------               ---------

      Total Liabilities and Equities                                           $ 555,928,574           $ 570,214,874
                                                                               =============           =============

See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
             Statements of Revenues, Expenses and Patronage Capital
                                   (Unaudited)


                                                                                       Three months ended March 31
                                                                                         2003                2002
                                                                                         ----                ----

Operating revenues                                                                   $50,239,007          $48,568,542

Operating expenses:
     Fuel                                                                             11,403,893           12,959,289

     Power production                                                                  2,724,933            3,218,313

     Purchased power                                                                   3,337,477            5,194,540

     Transmission                                                                      1,194,608              876,117

     Distribution                                                                      2,827,302            2,628,113

     Consumer accounts/Information expense                                             1,401,666            1,423,679

     Administrative, general and other                                                 5,249,227            4,949,319

     Depreciation and amortization                                                     7,014,978            6,240,618
                                                                                       ---------            ---------

         Total operating expenses                                                     35,154,084           37,489,988

Interest expense:
     On long-term obligations                                                          5,880,594            8,042,244

     On short-term obligations                                                            11,901              103,248

     Charged to construction-credit                                                    (107,879)            (149,706)
                                                                                       ---------            ---------

         Net interest expense                                                          5,784,616            7,995,786
                                                                                       ---------            ---------

         Net operating margins                                                         9,300,307            3,082,768

Nonoperating margins:
     Interest income                                                                      86,563              444,912

     Other                                                                                68,135              247,367

     Property gain (loss)                                                                 71,219            (193,189)
                                                                                          ------            ---------

         Total nonoperating margins                                                      225,917              499,090
                                                                                         -------              -------

         Assignable margins                                                            9,526,224            3,581,858
                                                                                       =========            =========

Patronage capital at beginning of period                                             120,148,502          125,184,374

Retirement of capital credits and estate
  Payments                                                                              (60,208)             (97,026)
                                                                                        --------             --------

Patronage capital at end of period                                                 $ 129,614,518        $ 128,669,206
                                                                                   =============        =============

See accompanying notes to financial statements.


                        CHUGACH ELECTRIC ASSOCIATION, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                            Three months ended March 31
                                                                                               2003             2002
                                                                                               ----             ----


Cash flows from operating activities:
         Assignable margins                                                                  $9,526,224       $3,581,858

Adjustments to reconcile assignable margins to net cash (used in) provided by operating activities:
         Provision for rate refund                                                          (5,117,448)                0
         Depreciation and amortization                                                        8,377,586        6,240,618
         Capitalization of interest                                                           (122,881)        (173,131)
         Property gains (losses)                                                                 71,219        (193,189)
         Other                                                                                       55              970

         Changes in assets and liabilities:
       (Increase) decrease in assets:
         Special deposits                                                                             0                0
         Fuel cost recovery                                                                           0        (162,458)
         Accounts receivable                                                                  8,995,215        3,833,288
         Prepayments                                                                        (1,389,708)      (2,308,616)
         Materials and supplies                                                                (12,942)        2,006,507
         Deferred charges, net                                                                (291,603)      (1,260,649)
         Other                                                                                (140,514)        (133,078)

       Increase (decrease) in liabilities:
         Accounts payable                                                                   (3,479,935)      (4,211,665)
         Fuel payable                                                                         1,113,073                0
         Consumer deposits                                                                     (17,751)           55,360
         Accrued interest                                                                   (4,385,524)      (5,192,242)
         Deferred credits                                                                     (638,160)     (15,666,447)
         Other                                                                                (705,670)      (4,069,436)
                                                                                            -----------      -----------
                  Net cash (used in) provided by operating activities                        11,781,236     (17,652,310)

Cash flows from investing activities:
         Extension and replacement of plant                                                 (3,850,991)      (3,628,304)
         Investments in associated organizations                                               (35,413)         (65,436)
                                                                                            -----------      -----------
                  Net cash used in investing activities                                     (3,886,404)      (3,693,740)

Cash flows from financing activities:
         Short-term obligations                                                             (6,081,250)                0
         Proceeds from long-term obligations                                                          0      180,000,000
         Repayments of long-term obligations                                                (4,713,670)    (154,719,945)
         Retirement of patronage capital                                                       (60,208)         (97,026)
         Other                                                                                  292,340           11,539
                                                                                            -----------      -----------
                  Net cash (used in) provided by financing activities                      (10,562,788)       25,194,568

Net increase (decrease) in cash and cash equivalents                                        (2,667,956)        3,848,518

Cash and cash equivalents at beginning of period                                             $7,284,292       $3,814,767
------------------------------------------------                                             ----------       ----------

Cash and cash equivalents at end of period                                                   $4,616,336       $7,663,285
------------------------------------------                                                   ==========       ==========

Supplemental disclosure of cash flow information - interest expense paid, net of             10,170,140       13,188,028
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

     Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

2.       Lines of credit

     Chugach maintains a line of credit of $20 million with CoBank, ACB (CoBank). The CoBank line of credit expires July 31, 2003, subject to renewal at the discretion of the parties. At March 31, 2003, there was no outstanding balance on this line of credit. In addition, Chugach has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At March 31, 2003, there was no outstanding balance on this line of credit. The NRUCFC line of credit expires October 15, 2007.

3.       Environmental Matters

     Chugach discovered polychlorinated biphenyls (PCBs) in paint, caulk and grease at the Cooper Lake Hydroelectric plant during initial phases of a turbine overhaul. A Federal Energy Regulatory Commission (FERC) approved plan, prepared in consultation with the Environmental Protection Agency
     (EPA) was implemented to remediate the PCBs in the plant. As a condition of its approval of the license amendment for the overhaul project, FERC required Chugach to also investigate the presence of PCBs in Kenai Lake. A sampling plan was developed by us in consultation with state and federal agencies and approved by FERC. In 2000, we sampled sediments and fish collected from Kenai Lake and other waters. While low levels of PCBs were found in some sediment samples taken near the plant, no pathway from sediment to fish was established. While the levels of PCBs in fish from Kenai Lake were similar to levels found in fish from other lakes within the region, we conducted additional sampling and analysis of fish in Kenai Lake and other waters and filed our final report dated April 1, 2002, with FERC, which analyzed the results of the sampling. Based on these analyses, we concluded that no further PCB sampling and analysis in Kenai Lake was necessary. In a letter dated June 13, 2002, FERC informed us that its review of the report supported our conclusions and agreed we were not required to conduct further PCB sampling and analysis in Kenai Lake. In its recent order in our general rate case, Order U-01-108(26), the Regulatory Commission of Alaska (RCA), permitted the costs associated with the overhaul and the PCB remediation to be recovered through rates. Consequently, management believes the costs of the PCB remediation and studies will have no material impact on our financial condition or results of operations. We will be filing a request in 2003 with the RCA to allow us to recover through rates the costs we incurred to investigate the presence of PCBs in Kenai Lake.

     4.  Legal Proceeding

    Matanuska Electric Association, Inc., v. Chugach Electric Association, Inc., Superior Court Case No. 3AN-99-8152 Civil

    This action is a claim for a breach of the Tripartite Agreement, which is the contract governing the parties' relationship for a 25-year period from 1989 through 2014 and governing our sale of power to Matanuska Electric Association, Inc., (MEA) during that time. MEA asserted we breached that contract by failing to provide information, by failing to properly manage our long-term debt, and by failing to bring our base rate action to a Joint Committee before presenting it to the RCA. The committee is defined in the power sales contract and consists of one MEA and two Chugach board members. All of MEA's claims have been dismissed. On April 29, 2002, MEA appealed the Superior Court's decisions relating to our financial management and our failure to bring our base rate action to the joint committee before filing with the RCA to the Alaska Supreme Court. We cross-appealed the Superior Court's decision not to dismiss the financial management claim on jurisdictional and res judicata grounds. Oral argument was heard by the Supreme Court on April 15, 2003. Management is uncertain as to the outcome and expects a decision within six to twelve months.

     Chugach has certain additional litigation matters and pending claims that arise in the ordinary course of its business. In the opinion of management, no individual matter or the matters in the aggregate is likely to have a material adverse effect on our results of operations, financial condition or liquidity.

     5.  Critical Accounting Policies

     The preparation of financial statements in conformity with principles generally accepted in the United States of America requires that management apply accounting policies and make estimates and assumptions that affect results of operations and reported amounts of assets and liabilities in the financial statements. The following areas represent those that management believes are particularly important to the financial statements and that require the use of estimates and assumptions to describe matters that are inherently uncertain.

     FERC Accounting

     Chugach prepares its financial statements in accordance with principles generally accepted in the United States of America and in conformity with the FERC's uniform system of accounts.

     Cost Basis Regulation

     Chugach is subject to regulation by the RCA. The rates that are charged by Chugach to its customers are based upon cost-based regulation reviewed and approved by this regulatory commission. Under the authority of this commission, Chugach has recorded certain regulatory assets in the amount of $19.2 million as of March 31, 2003. If Chugach's rates were no longer based upon cost or there was no longer the probability of future collection in rates, these assets and liabilities would be written off against assignable margins.

     Financial Instruments and Hedging

     Chugach has previously used U.S. Treasury based forward rate lock agreements to hedge expected interest rates on debt. Chugach accounted for the agreements under SFAS 80 and 71 through December 31, 2000, and SFAS 133, 138 and 71 subsequent to that date. Gains or losses are treated as regulatory assets or liabilities upon settlement. If Chugach's rates were no longer based upon cost or there was no longer the probability of future collection in rates, these assets and liabilities would be written off against assignable margins. Based on historical regulatory treatment on previous refinancing, management believes the establishment and recovery of Chugach's regulatory assets and liabilities is appropriate. Accounting for derivatives continues to evolve through guidance issued by the Derivatives Implementation Group (DIG) of the Financial Accounting Standards Board
     (FASB). To the extent that changes by the DIG modify current guidance, the accounting treatment for derivatives may change.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Reference is made to the information contained under the caption "CAUTION REGARDING FORWARD-LOOKING STATEMENTS" at the beginning of this Report.

     Regulatory Matters

     Docket U-01-108

     Chugach filed a general rate case, Docket U-01-108, on July 10, 2001, based on the 2000 test year, requesting a permanent base rate increase of 6.5%, and an interim base rate increase of 4.0%. On September 5, 2001, the RCA granted a 1.6% interim demand and energy rate increase effective September 14, 2001. Chugach filed a petition for reconsideration and on October 25, 2001, the RCA revised its Interim Approval to permit Chugach to collect an interim base rate increase of 3.97%. The additional rate increase was implemented on November 1, 2001. As anticipated in Chugach's July 2001 original filing, on April 15, 2002, Chugach submitted a filing with the RCA to update certain known and measurable costs and savings that had occurred outside the 2000 Test Year. In the updated filing, Chugach reduced its base rate increase request from 6.5% to 5.7%, or approximately $0.9 million in the revenue requirement on a system basis. The revised filing also reflected an increase in depreciation expense of approximately $1.5 million due to the completion of the Beluga Unit 7 re-powering project and a reduction in annualized interest expense of $2.4 million due to Chugach's recent refinancings. In this revised filing, Chugach continued to request $11.9 million in margins. As a result of reduced interest costs, Chugach's supplemental filing would have yielded an equivalent system Times Interest Earned Ratio (TIER) of 1.47.

     Docket U-01-108, Order No. 26

     The RCA issued Order No. 26 in Docket U-01-108 on February 6, 2003.

     Order 26 resolved several issues in Chugach's favor:

o The RCA rejected intervenor mismanagement allegations regarding re-powering of Beluga Units 6, 7 and Cooper Lake Power Plant (CLPP) overhaul and PCB remediation.

o The RCA accepted Chugach's rate lock cost amortization and did not question other refinancing activities.

o The RCA approved the 1999 depreciation study, in part, and allowed implementation of remaining life depreciation methodology.

o The RCA approved recovery of rate lock and CLPP PCB remediation expenses.

     Order 26 contained several adjustments not in Chugach's favor:

o The RCA required Chugach to continue using TIER in calculating return levels instead of converting to a return on rate-base methodology.

o The RCA adjusted Chugach's system overall TIER downwards from 1.35 to 1.30, a difference of approximately $1.3 million in margins based on the 2000 test year and would have similar impacts in subsequent years. As Chugach had requested that its permanent rates in this case be established with an effective TIER of 1.47, this was a difference of approximately $4 million in margins based on the 2000 test year between the now-authorized TIER of 1.30.

o The RCA required Chugach to treat Allowance for Funds Used During Construction/Interest During Construction (AFUDC / IDC) as a reduction to long-term interest expense, which reduces the revenue requirement by approximately $1.2 million, excluding TIER. With the required AFUDC/IDC adjustment alone, Chugach's effective TIER would be below a 1.30.

o The RCA required a 1.8 percentage point interest rate reduction (from 3.8% to 2%) on Chugach's $60.0 million of variable debt, which equates to a revenue requirement reduction of approximately $1.1 million, excluding TIER.

o Chugach's overall Depreciation Study was approved, although the RCA did require approximately $0.7 million in downward adjustments, primarily related to Bernice Lake Units 2 - 4 and Chugach's North Submarine Cable field. This reduction in the revenue requirement will match Chugach's reduction in depreciation expense, resulting in a net effect of zero to margins in subsequent years.

     The impact of Order 26 required the following:

o Based on the final rates ordered, a refund of revenues collected in 2001 of approximately $1.1 million and in revenues collected in 2002 of approximately $6.0 million, which resulted in a net operating loss of $2 million in 2002. Under the Order, Chugach's financial performance for 2002 fell below the 1.10 level contained in the Rate Covenants in its currently effective indenture, the Amended and Restated Indenture, the CoBank Master Loan Agreement and the MBIA Reimbursement and Indemnity Agreement.

o        A reduction in estimated 2003 revenues of approximately $6.0 million.
         Based on the budgeted revenues and expenditures, under Order 26, Chugach may have insufficient margins over interest in 2003 to comply with the requirements of the Rate Covenants in the agreements described above.

     In accordance with the Rate Covenant in the Amended and Restated Indenture, on February 13, 2003, Chugach filed a Motion with the RCA asking the RCA to stay the effect of Order 26 until after the RCA considered Chugach's Petition for Reconsideration. On February 18, 2003, the RCA granted, in part, our motion for stay. Chugach filed the Petition for Reconsideration with the RCA on February 28, 2003.

     Docket U-01-108, Order No. 30

     On April 15, 2003, the RCA issued Order No. 30 in Docket U-01-108, revising its earlier ruling by:

o Reversing its AFUDC/IDC offset decision and agreeing with Chugach that the offset of AFUDC and IDC against long-term interest expense in the test year is not appropriate. Language in Order 30 may limit its ruling to projects commenced and concluded within the test year.

o Allowing most of the legal expenses cut or amortized from the revenue requirement to be added back.

o Establishing a normalized interest rate of 3.8% on our $60 million in variable rate debt.

o Clarifying that it intended to set a floating TIER of 1.64 for Distribution.

o Clarifying, as requested by Chugach, that the refund cannot go below the "floor" of the rates that were in place prior to Chugach's interim increase.

o Clarifying that interest expense should be allocated based on net plant.

o Authorizing Chugach to use the higher interest rate existing in January and February of 2002 (before the March refinancing reduced interest expense) in calculating any refunds.

     In Order 30 the RCA also:

o        Declined to change its ruling continuing the split TIER.

o Declined to change its ruling reducing overall TIER to 1.30 and reducing Generation and Transmission (G&T) TIER to 1.10.

o Declined to change its ruling that rate case costs cannot be amortized and recovered in rates.

     The net impact of Order 30, as it modified Order 26, requires the following:

o        A refund of approximately $435 thousand in revenues collected in 2001.

o        A refund of approximately $1.1 million in revenues collected in 2002.
         The resulting provision for rate refund adjustment adjusts revenue positively by $5.45 million in 2003.

o        A refund of approximately $377 thousand in revenues collected in 2003.

o Chugach calculates, that based on the budgeted revenues and expenditures, under Order 30, Chugach will have sufficient margins over interest in 2003 to comply with the requirements of the Rate Covenants in the Amended and Restated Indenture, the CoBank Master Loan Agreement and the MBIA Reimbursement Agreement.

     Docket U-01-108, Order No. 30 Appeal

     On April 29, 2003, Chugach filed an appeal in Alaska Superior Court on two issues. In Order No. 30 of this docket, the RCA reconsidered and reversed its earlier decision and agreed with Chugach that requiring AFUDC/IDC as an offset to long-term interest expense would cause under-recovery and should, therefore, not be required. However, the specific language of the RCA's order on reconsideration may limit its ruling to projects commenced and concluded within the test year. This could cause under-recovery of project costs over the life of the asset resulting in a confiscatory rate. Chugach has filed an appeal as to this portion of the RCA's decision on reconsideration in Order No. 30. In its compliance filing with the RCA, Chugach revised the calculations used to develop rates and calculating refunds in compliance with the RCA's orders. Chugach proposed rate and refund calculations consistent with the rationale approved by the Commission in Order 30, which if allowed by the RCA, would alleviate this defect and moot the issue on appeal. If the RCA accepts Chugach's compliance filing, Chugach will withdraw the appeal on this issue.

     Chugach has also appealed the RCA's decision from Order No. 26, which the RCA declined to reconsider, to modify Chugach's TIER of 1.10, from the previously effective 1.15, for generation and transmission service and a TIER of approximately 1.6 for distribution service. Chugach asserts that such a disparity in TIER violates the requirements of AS 42.05.141(a)(3) and AS 42.05.391 (a) in that the resulting rates are not just, fair and reasonable and yield an unreasonable difference as to rates between Chugach's retail and wholesale customers. Chugach further asserts that the resulting rates grant an unreasonable preference or advantage to Chugach's wholesale customers by creating an unreasonable prejudice or disadvantage to its retail customers.

     Results Of Operations

     Current Year Quarter Versus Prior Year Quarter

     Assignable margins increased by $5.9 million, or 166%, for the quarter ended March 30, 2003, over the same quarter in 2002 primarily due to the provision for rate refund adjustment that was made in March of 2003. That increase to revenue was offset by a decrease to revenue due to lower retail and wholesale kWh sales in the first quarter of 2003 due to an unusually warmer winter. It was also offset by a decrease in fuel expense, purchased power and interest expense, which is described below.

     Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased by $1.7 million, or 3.4%, for the quarter ended March 31, 2003, over the same quarter in 2002. The increase in revenues was due primarily to a provision for rate refund adjustment that was made in March of 2003, as well as increased economy energy sales to Golden Valley Electric Association (GVEA). GVEA purchased more from Chugach in the first quarter of 2003 as compared to the same quarter last year when they purchased more from another provider. That increase was offset by lower kWh sales and a decrease in fuel prices, resulting in decreased revenue collected through the fuel surcharge cost recovery mechanism.

     The following table represents kWh sales for the quarter ended March 31:

                                              2003                 2002
                                              ----                 ----
         Customer                              kWh                  KWh
         Retail                            310,612,397          313,327,560
         Wholesale                         291,100,159          298,440,519
         Economy Energy                     59,193,690            3,304,890
                                            ----------            ---------
         Total                             660,906,246          615,072,969
                                           ===========          ===========

     Retail demand and energy rates and wholesale demand and energy rates charged to HEA and MEA did not change in the first quarter of 2003 compared to the first quarter of 2002. The interim rate increase authorized by the RCA for all rate classes except small commercial and public street and highway lighting in November 2001 was still in affect, awaiting the RCA's approval of our Compliance Filing for the 2000 Test Year rate case. Wholesale demand and energy rates charged to Seward Electric System (SES) did not change in this quarter compared to the same quarter last year.

     Fuel expense decreased by $1.6 million, or 12.0%, for the quarter ended March 31, 2003, compared to the same period in 2002 due to lower fuel prices. Purchased power expense decreased by $1.9 million, or 35.8%, due to a six-week outage of the Nikiski power plant, which received a controls upgrade. Transmission expense increased by $318.5 thousand, or 36.4%, due primarily to additional maintenance. Distribution, consumer accounts/information and administrative, general and other expenses did not materially change for the three-month period ended March 31, 2003.

     Interest on long-term debt decreased by $2.2 million, or 26.9%, due to lower interest rates. Interest charged to construction decreased by $41.8 thousand, or 27.9%, in the first quarter of 2003 compared to the same period in 2002 due to less construction activity and lower interest rates. Other interest expense decreased by $91.3 thousand, or 88.5%, from the first quarter of 2002 due to decreased borrowing on the CoBank line of credit in the first quarter of 2003.

     Other nonoperating margins decreased by $273.2 thousand, or 54.7%, for the quarter ended March 31, 2003, compared to the same period in 2002, due primarily to the decrease in interest income due to funds received and invested for a month as a result of the refinancing in the first quarter of 2002.

     Financial Condition

     Total assets decreased $14.3 million, or 2.5%, from December 31, 2002, to March 31, 2003. The decrease was due in part to a $3.1 million, or 0.7% decrease in net plant, caused primarily by the increase in accumulated depreciation due to plant construction completed in 2002. The decrease was also due to a $9.0 million, or 34.1% decrease in accounts receivable caused by the payment of wholesale power invoices and the state of Alaska relocation invoices that were accrued but not paid at December 31, 2002. The decrease in total assets was also due to a $2.7 million, or 36.6% decrease in cash and cash equivalents and a $1.1 million, or 3.8% decrease in deferred charges caused by the first quarter's amortization of deferred projects.

     The decrease in total assets was offset by a $1.4 million, or 71.1% increase in prepayments caused by increased insurance renewals.

     Notable changes to total liabilities and equities include a $9.5 million, or 7.9% increase in patronage capital due to the margin impact of the provision for rate refund adjustment to revenue. There was also an increase of $1.1 million, or 3.1% in fuel cost payable caused by the over-collection of the prior quarter's fuel cost adjustment.

     These increases were offset by a $5.1 million, or 1.3% decrease in long-term obligations due to an installment payment of the 2002 Series B Bond and an installment payment of CoBank 3. There was a $6.1 million, or 100.0% decrease in short-term obligations caused by the collection of outstanding accounts receivable that was collected and used to pay off the line of credit. There was also a $3.5 million, or 45.1% decrease of accounts payable caused by the payment of invoices that were accrued at December 31, 2002. There was also a $5.1 million, or 72.6% decrease in the provision for rate refund caused by the adjustment calculated by RCA Order
     30. There was also a $4.4 million, or 68.7% decrease in accrued interest due to the semi-annual interest payment on the 2001 Series A Bonds and the 2002 Series A Bonds in the first quarter. Other current liabilities decreased $570.0 thousand, or 28.1% due to the payment of the annual gross receipts tax and the quarterly RCA tax.

     Liquidity and Capital Resources

     Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $50 million line of credit from NRUCFC and a $20 million line of credit with CoBank. At March 31, 2003, there was no outstanding balance with NRUCFC or CoBank.

     Chugach also has a term loan facility with CoBank. Loans made under this facility are evidenced by promissory notes governed by the Master Loan Agreement, which became effective on January 22, 2003. At March 31, 2003, Chugach had the following promissory notes outstanding under this facility:

                                                  Interest rate at March                          Principal Payment
    Promissory Note         Principal balance            31, 2003             Maturity Date             Dates


        CoBank 2               $10,000,000                 7.76%                   2005                 2005
        CoBank 3               $21,086,330                 5.60%                   2022              2003 - 2022
        CoBank 4               $23,500,000                 5.60%                   2022              2003 - 2022
        CoBank 5               $10,000,000                 5.60%                   2012              2002 - 2012

         Total                 $64,586,330

     On January 22, 2003, Chugach and CoBank finalized a new Master Loan Agreement pursuant to the existing term loan facility that was converted from secured to unsecured debt and the obligations represented by the outstanding bonds held by CoBank were converted into promissory notes governed by the new Master Loan Agreement. Chugach's existing mortgage indenture was replaced in its entirety by an Amended and Restated Indenture dated April 1, 2001. All liens and security interests imposed under the indenture were terminated and all outstanding Chugach bonds (including New Bonds of 2001 Series A, 2002 Series A and 2002 Series B) became unsecured obligations governed by the terms of the Amended and Restated Indenture.

     Capital construction in 2003 is estimated at $31.1 million. At March 31, 2003, approximately $3.9 million had been expended. Capital improvement expenditures are expected to increase in the upcoming second quarter as the construction season begins.

     Chugach management continues to expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 2003 and thereafter.

     Outlook

     Chugach reorganized its management and structure in June 2002 when the longstanding Chief Financial Officer (CFO), Evan J. Griffith, accepted the General Manager position. The Association now has four senior vice-president level organizational entities: CFO (Finance and Accounting), Energy Supply, Power Delivery and Administration. A Chief of Staff position was also created and staffed by in-house senior management. We believe this structure will better facilitate the organization's ability to effectively manage future challenges.

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

     Environmental Matters

     Chugach discovered polychlorinated biphenyls (PCBs) in paint, caulk and grease at the Cooper Lake Hydroelectric plant during initial phases of a turbine overhaul. A Federal Energy Regulatory Commission (FERC) approved plan, prepared in consultation with the Environmental Protection Agency
     (EPA) was implemented to remediate the PCBs in the plant. As a condition of its approval of the license amendment for the overhaul project, FERC required Chugach to also investigate the presence of PCBs in Kenai Lake. A sampling plan was developed by us in consultation with state and federal agencies and approved by FERC. In 2000, we sampled sediments and fish collected from Kenai Lake and other waters. While low levels of PCBs were found in some sediment samples taken near the plant, no pathway from sediment to fish was established. While the levels of PCBs in fish from Kenai Lake were similar to levels found in fish from other lakes within the region, we conducted additional sampling and analysis of fish in Kenai Lake and other waters and filed our final report dated April 1, 2002, with FERC, which analyzed the results of the sampling. Based on these analyses, we concluded that no further PCB sampling and analysis in Kenai Lake was necessary. In a letter dated June 13, 2002, FERC informed us that its review of the report supported our conclusions and agreed we were not required to conduct further PCB sampling and analysis in Kenai Lake. In its recent order in our general rate case, Order U-01-108(26), the Regulatory Commission of Alaska (RCA), permitted the costs associated with the overhaul and the PCB remediation to be recovered through rates. Consequently, management believes the costs of the PCB remediation and studies will have no material impact on our financial condition or results of operations. We will be filing a request in 2003 with the RCA to allow us to recover through rates the costs we incurred to investigate the presence of PCBs in Kenai Lake.

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

     Interest Rate Risk

     As of March 31, 2003, except for the 2002 Series B Bond, which carries a variable interest rate and is re-priced every 28 days, all of our outstanding long-term obligations were at fixed interest rates with varying maturity dates. The following table provides information regarding auction dates and rates in 2003.

                                Auction Date                   Interest Rate

                               January 29, 2003                     1.40%
                              February 26, 2003                     1.35%
                                March 26, 2003                      1.32%
                                April 23, 2003                      1.33%

     The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of March 31, 2003.

                                                                                                            Fair
Total Debt*               2003       2004      2005       2006      2007        Thereafter       Total       Value
-----------               ----       ----      ----       ----      ----        ----------       -----       -----

Fixed rate                 $452      $945    $11,031    $1,126     $1,229          $319,803    $334,586    $366,488

Average
interest rate             5.60%     5.60%      7.56%     5.60%      5.60%             6.27%       6.31%

Variable rate                $0    $4,600     $4,900    $5,200     $5,500           $35,500     $55,700     $55,700

Average
interest rate                --     1.33%      1.33%     1.33%      1.33%             1.33%       1.33%

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

     The Association's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within 90 days prior to the filing date of this quarterly report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Association's internal controls that could significantly affect its disclosure controls and procedures since the date of the evaluation.

                        PART II OTHER INFORMATION

     Item 1. Legal Proceedings

     Matanuska Electric Association, Inc., v. Chugach Electric Association, Inc., Superior Court Case No. 3AN-99-8152 Civil

     This action is a claim for a breach of the Tripartite Agreement, which is the contract governing the parties' relationship for a 25-year period from 1989 through 2014 and governing our sale of power to Matanuska Electric Association, Inc. (MEA) during that time. MEA asserted we breached that contract by failing to provide information, by failing to properly manage our long-term debt, and by failing to bring our base rate action to a Joint Committee before presenting it to the RCA. The committee is defined in the power sales contract and consists of one MEA and two Chugach board members. All of MEA's claims have been dismissed. On April 29, 2002, MEA appealed the Superior Court's decisions relating to our financial management and our failure to bring our base rate action to the joint committee before filing with the RCA to the Alaska Supreme Court. We cross-appealed the Superior Court's decision not to dismiss the financial management claim on jurisdictional and res judicata grounds. Oral argument was heard by the Supreme Court on April 15, 2003. Management is uncertain as to the outcome and expects a decision within six to twelve months.

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

     Not applicable

     Item 3. Defaults Upon Senior Securities

     Not applicable

     Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

     Item 5. Other Information

     At the Chugach annual membership meeting held on April 24, 2003, the following amendments to the Bylaws were passed:

     Title: The titles of Board officers and the General Manager were changed to reflect the actual functional duties and responsibilities of those individuals.

     Bonds of Officers: Chugach can cover the Board Treasurer as well as any other officer or agent of Chugach responsible for the custody of its funds or property by insurance, as well as, or in lieu of, a bond.

     Compensation: Directors shall receive a fee and expenses, to include travel expenses, for each day of attendance at any meeting representing Chugach in an official capacity. The Board of Directors will have the authority to set the fee amount.

     Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits:

                  Bylaws of the Registrant (as amended April 24, 2003).

                  Amendment to Line of Credit Agreement between the Registrant and CoBank, ACB dated December 27, 2002.

                  Certification of Principal Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

                  Certification of Principal Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K:

                  Reference is made to the January 22, 2003, 8K, which discussed a Master Loan Agreement that Chugach and CoBank entered into dated December 27, 2002.

                  Reference is made to the January 31, 2003, 8K, which discussed Order No. 26 that Chugach received from the RCA on February 6, 2003, concerning Chugach's 2000 Test Year rate case.



                                   Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CHUGACH ELECTRIC ASSOCIATION, INC.


                                            By:      /s/ Evan J. Griffith

                                                     Evan J. Griffith
                                                     Chief Executive Officer

                                            Date: May 14, 2003


                                            By:      /s/ Michael R. Cunningham

                                                     Michael R. Cunningham
                                                     Chief Financial Officer

                                            Date: May 14, 2003

                                  EXHIBITS

     Listed below are the exhibits, which are filed as part of this Report:

              Exhibit Number                       Description

                   3.2                 Bylaws of the Registrant (as amended April 24, 2003)

                 10.44.8               Amendment to Line of Credit Agreement
                                       between the Registrant and CoBank, ACB
                                       dated December 27, 2002

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


Date:  May 14, 2003

                                                     /s/ Evan J. Griffith
                                                     Evan J. Griffith
                                                     Chief Executive Officer

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


Date:  May 14, 2003

                                                     /s/ Michael R. Cunningham
                                                     Michael R. Cunningham
                                                     Chief Financial Officer