Form 10-Q
period 2003-06-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2003-08-14
CIK 878004

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


                  For the quarterly period ended June 30, 2003

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

                  CLASS                    OUTSTANDING AT AUGUST 1, 2003

                  NONE                                NONE

                                                                     Page Number
CAUTION REGARDING FORWARD-LOOKING STATEMENTS

PART I FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)                                2

              Balance Sheets, June 30, 2003 and December 31, 2002             3

              Statements of Revenues, Expenses and Patronage Capital,
              Three and Six Months Ended June 30, 2003 and 2002               5

              Statements of Cash Flows, Six Months Ended June 30,
              2003 and 2002                                                   6

              Notes to Financial Statements                                   7

Item 2.       Management's Discussion and Analysis of Results of
              Operations and Financial Condition                            1 0

Item 3.       Quantitative and Qualitative Disclosures About Market Risk    2 0

Item 4.       Controls and Procedures                                       2 1

PART II OTHER INFORMATION

Item 1.       Legal Proceedings                                             2 1

Item 2.       Changes in Securities and Use of Proceeds                     2 2

Item 3.       Defaults Upon Senior Securities                               2 2

Item 4.       Submission of Matters to a Vote of Security Holders           2 2

Item 5.       Other Information                                             2 2

Item 6.       Exhibits and reports on Form 8-K                              2 2

              Signatures                                                    2 3

              Exhibits                                                      2 4

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

                          PART I FINANCIAL INFORMATION

     Item 1.  Financial Statements

     The unaudited financial statements and notes to financial statements of Chugach for the quarter ended June 30, 2003, follow:

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 BALANCE SHEETS



                                                                                (Unaudited)
                             Assets                                            June 30, 2003        December 31, 2002
                             ------                                            -------------        -----------------

Utility plant:

     Electric plant in service                                                 $ 733,382,927           $ 730,439,297

     Construction work in progress                                                18,799,828              20,224,302
                                                                                  ----------              ----------
                                                                                 752,182,755             750,663,599

     Less accumulated depreciation                                             (287,187,957)           (279,958,912)
                                                                               -------------           -------------
                                                                                 464,994,798             470,704,687

Other property and investments, at cost:

     Nonutility property                                                               3,550                   3,550

     Investments in associated organizations                                      10,997,887              10,963,715
                                                                                  ----------              ----------
                                                                                  11,001,437              10,967,265

Current assets:

     Cash and cash equivalents                                                    14,911,404               7,284,292

     Cash-restricted construction funds                                              513,387                 598,864

     Special deposits                                                                222,163                 222,163

     Accounts receivable, net                                                     12,908,716              26,410,264

     Materials and supplies                                                       25,430,123              23,747,590

     Prepayments                                                                   2,882,081               1,953,350

     Other current assets                                                            227,191                 336,798
                                                                                     -------                 -------
                                                                                  57,095,065              60,553,321

Deferred charges                                                                  25,691,582              27,989,601
                                                                                  ----------              ----------

Total Assets                                                                   $ 558,782,882           $ 570,214,874
                                                                               =============           =============

                        CHUGACH ELECTRIC ASSOCIATION, INC.
                                 BALANCE SHEETS
                                   (Continued)


                                                                                 (Unaudited)
                     Liabilities and Equities                                   June 30, 2003       December 31, 2002
                     ------------------------                                   -------------       -----------------

Equities and margins:

     Memberships                                                                 $ 1,129,984             $ 1,108,243

     Patronage capital                                                           127,204,532             120,148,502

     Other                                                                         6,161,086               6,221,150
                                                                                   ---------               ---------
                                                                                 134,495,602             127,477,895
Long-term obligations, excluding current installments:

     2001 Series A Bond payable                                                  150,000,000             150,000,000

     2002 Series A Bond payable                                                  120,000,000             120,000,000

     2002 Series B Bond payable                                                   51,100,000              55,700,000

     National Bank for Cooperatives Bonds payable                                 63,189,179              64,134,179
                                                                                  ----------              ----------
                                                                                 384,289,179             389,834,179
Current liabilities:

     Short-term obligations                                                                0               6,081,250

     Current installments of long-term obligations                                 5,545,000               5,165,821

     Accounts payable                                                              4,739,642               7,719,974

     Provision for rate refund                                                     2,259,288               7,050,000

     Consumer deposits                                                             1,827,699               1,826,265

     Fuel cost payable                                                             1,045,951                 363,862

     Accrued interest                                                              6,310,682               6,381,106

     Salaries, wages and benefits                                                  5,388,544               4,977,594

     Fuel                                                                          7,864,726               7,095,402

     Other current liabilities                                                     1,430,175               2,027,938
                                                                                   ---------               ---------
                                                                                  36,411,707              48,689,212

     Deferred credits                                                              3,586,394               4,213,588
                                                                                   ---------               ---------

      Total Liabilities and Equities                                           $ 558,782,882           $ 570,214,874
                                                                               =============           =============

See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
             Statements of Revenues, Expenses and Patronage Capital
                                   (Unaudited)



                                                                Three months ended June 30        Six months ended June 30
                                                                 2003              2002             2003              2002
                                                                 ----              ----             ----              ----

Operating revenues                                           $41,689,671       $42,837,727      $91,928,678       $91,406,269

Operating expenses:
     Fuel                                                     10,449,494        11,736,690       21,853,386        24,695,979

     Power production                                          3,398,259         3,505,628        6,123,192         6,723,941

     Purchased power                                           4,694,759         4,812,543        8,032,237        10,007,083

     Transmission                                                920,130         1,118,331        2,114,738         1,994,449

     Distribution                                              2,450,195         2,596,065        5,277,497         5,224,178

     Consumer accounts/Information expense                     1,413,773         1,471,341        2,815,438         2,895,019

     Administrative, general and other                         8,036,378         5,025,321       13,285,605         9,974,640

     Depreciation and amortization                             6,957,600         6,323,088       13,972,578        12,563,706
                                                               ---------         ---------       ----------        ----------

         Total operating expenses                             38,320,588        36,589,007       73,474,671        74,078,995

Interest expense:
     On long-term obligations                                  5,863,975         6,090,395       11,744,569        14,132,639

     On short-term obligations                                         0            55,544           11,901           158,792

     Charged to construction-credit                                6,194         (106,888)        (101,684)         (256,594)
                                                                   -----         ---------        ---------         ---------

         Net interest expense                                  5,870,169         6,039,051       11,654,786        14,034,837
                                                               ---------         ---------       ----------        ----------

         Net operating margins                               (2,501,086)           209,669        6,799,221         3,292,437

Nonoperating margins:
     Interest income                                              95,520           100,289          182,083           545,201

     Other                                                       (4,420)            21,169           63,715           268,536

     Property gain (loss)                                              0             1,164           71,219         (192,025)
                                                                --------          --------         --------          --------

         Total nonoperating margins                               91,100           122,622          317,017           621,712
                                                                --------          --------         --------          --------

         Assignable margins                                  (2,409,986)           332,291        7,116,238         3,914,149
                                                             ===========           =======        =========         =========

Patronage capital at beginning of period                     129,614,518       128,669,206      120,148,502       125,184,374

Retirement of capital credits and estate
  payments                                                           (0)          (45,572)         (60,208)         (142,598)
                                                                     ---          --------         --------         ---------

Patronage capital at end of period                         $ 127,204,532     $ 128,955,925    $ 127,204,532     $ 128,955,925
                                                           =============     =============    =============     =============

See accompanying notes to financial statements.


                         CHUGACH ELECTRIC ASSOCIATION, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                Six months ended June 30
                                                                                                 2003               2002
                                                                                                 ----               ----

Cash flows from operating activities:
          Assignable margins                                                                  $7,116,238         $3,914,149

Adjustments to reconcile assignable margins to net cash (used in) provided by operating activities:
          Provision for rate refund                                                          (4,790,712)                  0
          Depreciation and amortization                                                       16,700,183         15,340,926
          Capitalization of interest                                                           (112,266)          (301,189)
          Property gains (losses)                                                               (71,219)          (192,025)
          Impairment of long-lived asset                                                       1,846,816                  0
          Other                                                                                       54                970

       Changes in assets and liabilities:
        (Increase) decrease in assets:
          Special deposits                                                                             0                  0
          Fuel cost recovery                                                                           0          2,186,410
          Accounts receivable                                                                 13,501,548          5,457,671
          Prepayments                                                                          (928,731)        (1,823,744)
          Materials and supplies                                                             (1,682,533)        (1,050,755)
          Deferred charges, net                                                                (429,586)        (1,795,875)
          Other                                                                                  109,607            118,323

        Increase (decrease) in liabilities:
          Accounts payable                                                                   (2,980,332)        (6,499,147)
          Fuel payable                                                                           682,089                  0
          Consumer deposits                                                                        1,434             99,258
          Accrued interest                                                                      (70,424)        (1,025,132)
          Deferred credits                                                                   (1,221,591)       (16,071,442)
          Other                                                                                  582,511        (4,730,002)
                                                                                              ----------         ----------
                  Net cash (used in) provided by operating activities                         28,253,086        (6,371,604)

Cash flows from investing activities:
          Extension and replacement of plant                                                 (9,926,020)       (10,789,403)
          Investments in associated organizations                                               (34,226)           (63,656)
                                                                                              ----------         ----------
                  Net cash used in investing activities                                      (9,960,246)       (10,853,059)

Cash flows from financing activities:
          Short-term obligations                                                             (6,081,250)          8,000,000
          Proceeds from long-term obligations                                                          0        180,000,000
          Repayments of long-term obligations                                                (5,165,821)      (170,719,945)
          Retirement of patronage capital                                                       (60,208)          (142,598)
          Other                                                                                  641,551             52,268
                                                                                              ----------        -----------
                  Net cash (used in) provided by financing activities                       (10,665,728)         17,189,725

Net increase (decrease) in cash and cash equivalents                                           7,627,112           (34,938)

Cash and cash equivalents at beginning of period                                              $7,284,292         $3,814,767
------------------------------------------------                                              ----------         ----------

Cash and cash equivalents at end of period                                                   $14,911,404         $3,779,829
------------------------------------------                                                   ===========         ==========

Supplemental disclosure of cash flow information - interest expense paid, net of              11,725,209         15,059,969
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

     2.     Lines of credit

     Chugach maintains a line of credit of $20 million with CoBank, ACB (CoBank). The CoBank line of credit expires October 31, 2003, subject to renewal at the discretion of the parties. At June 30, 2003, there was no outstanding balance on this line of credit. In addition, Chugach has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At June 30, 2003, there was no outstanding balance on this line of credit. The NRUCFC line of credit expires October 15, 2007.

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

     Cost Basis Regulation

     Chugach is subject to regulation by the RCA. The rates that are charged by Chugach to its customers are based upon cost-based regulation reviewed and approved by this regulatory commission. Under the authority of this commission, Chugach has recorded certain regulatory assets in the amount of $21.8 million as of June 30, 2003. If Chugach's rates were no longer based upon cost or there was no longer the probability of future collection in rates, these assets and liabilities would be written off against assignable margins.

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

     6.     Impairment of Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), Chugach performed an analysis of generation assets and determined an impairment of a certain asset existed. As a result of this analysis, an asset was written down by $1,846,816 to its estimated salvage value. This amount is included in the Statement of Revenues, Expenses and Patronage Capital, "Administrative, general and other," category.

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

     The impact of Order 26 required the following:

o Based on the final rates ordered, a refund of revenues collected in 2001 of approximately $1.1 million and in revenues collected in 2002 of approximately $6.0 million, which resulted in a net operating loss of $2 million in 2002. Under the Order, Chugach's financial performance for 2002 fell below the 1.10 level contained in the Rate Covenants in its currently effective indenture, the Amended and Restated Indenture, the CoBank Master Loan Agreement and the MBIA Insurance Corporation's
         (MBIA) Reimbursement and Indemnity Agreement.

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

o Allowing most of the legal expenses reduced or amortized from the revenue requirement to be added back.

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

     In Order No. 30, the RCA also:

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

     Docket U-01-108, Order No. 30 Appeal

     On April 29, 2003, Chugach filed an appeal in Alaska Superior Court on two issues. In Order No. 30 of this docket, the RCA reconsidered and reversed its earlier decision and agreed with Chugach that requiring AFUDC/IDC as an offset to long-term interest expense would cause under-recovery and should, therefore, not be required. However, the specific language of the RCA's order on reconsideration may limit its ruling to projects commenced and concluded within the test year. This could cause under-recovery of project costs over the life of the asset resulting in a confiscatory rate. Chugach has filed an appeal as to this portion of the RCA's decision on reconsideration in Order No. 30. In its compliance filing with the RCA, Chugach revised the calculations used to develop rates and calculating refunds in compliance with the RCA's orders. Chugach proposed rate and refund calculations consistent with the rationale approved by the Commission in Order 30, which if allowed by the RCA, would alleviate this defect and moot the issue on appeal. If the RCA accepts Chugach's compliance filing, Chugach will withdraw the appeal on this issue. MEA, however, has included this issue in its points on appeal filed with its cross appeal described below. The RCA has not yet ruled on Chugach's compliance filing submitted on April 28, 2003.

     Chugach has also appealed the RCA's decision from Order No. 26, which the RCA declined to reconsider, to modify Chugach's generation and transmission TIER of 1.10, from the previously authorized level of 1.15 and a distribution TIER of approximately 1.6. Chugach asserts that such a disparity in TIER violates the requirements of AS 42.05.141(a)(3) and AS
     42.05.391 (a) in that the resulting rates are not just, fair and reasonable and yield an unreasonable difference as to rates between Chugach's retail and wholesale customers. Chugach further asserts that the resulting rates grant an unreasonable preference or advantage to Chugach's wholesale customers by creating an unreasonable prejudice or disadvantage to its retail customers.

     On May, 13, 2003, MEA filed a cross appeal challenging the following Commission's decisions:

o Allowing 3.8 percent interest rate for use in calculating the weighted cost of debt associated with its 2002 Series B (auction rate) Bonds.
o        Approving Chugach's treatment of AFUDC/IDC for ratemaking purposes.
o Determining that the Commission did not have the jurisdiction to consider the claims of MEA regarding Chugach's alleged breach of its power sales agreement with MEA.
o Concluding that the "rate locks" executed by Chugach were both a prudent financial management decision and a prudent expenditure such that Chugach could recover the cost of the rate locks through the rates paid by MEA.

     On July 21, 2003, the Superior Court of Alaska granted Chugach's motion for stay on condition that the excess interim rate refund be placed into an interest bearing escrow account and the revenues received from future rates, which may be subject to refund, be held in the same account.

     Impairment of Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), Chugach performed an analysis of generation assets and determined an impairment of a certain asset existed. As a result of this analysis, an asset was written down by $1,846,816 to its estimated salvage value. This amount is included in the Statement of Revenues, Expenses and Patronage Capital, "Administrative, general and other," category.

     Results Of Operations

     Current Year Quarter Versus Prior Year Quarter

     Assignable margins decreased by $2.7 million for the quarter ended June 30, 2003, over the same quarter in 2002 primarily due to the $1.8 million write down of an impaired asset. The decrease was also due to a decrease in revenue collected through the fuel surcharge mechanism due to lower fuel prices and additional provision for rate refunds recorded in the second quarter of 2003.

     Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased by $1.1 million, or 2.7%, for the quarter ended June 30, 2003, over the same quarter in 2002. The decrease in revenues was due to the decrease in revenue collected through the fuel surcharge mechanism due to lower fuel prices and additional provision for rate refunds recorded in the second quarter of 2003, which was offset by increased economy energy sales to Golden Valley Electric Association (GVEA). GVEA purchased more from Chugach in the second quarter of 2003 as compared to the same quarter last year when they purchased more from another provider.

     The following table represents kWh sales for the quarter ended June 30:

                                    2003                2002
                                    ----                ----
            Customer                kWh                  kWh
          Retail                264,341,691          259,178,470
          Wholesale             259,493,952          263,894,173
          Economy Energy         58,899,440           42,402,010
                                 ----------           ----------
          Total                 582,735,083          565,474,653
                                ===========          ===========

     Retail demand and energy rates and wholesale demand and energy rates charged to HEA and MEA did not change in the second quarter of 2003 compared to the second quarter of 2002. The interim rate increase authorized by the RCA for all rate classes except small commercial and public street and highway lighting in November 2001 was still in affect, awaiting the RCA's approval of our Compliance Filing for the 2000 Test Year rate case. Wholesale demand and energy rates charged to Seward Electric System (SES) did not change in this quarter compared to the same quarter last year.

     Fuel expense decreased by $1.3 million, or 11.0%, for the quarter ended June 30, 2003, compared to the same period in 2002 due to lower fuel prices. Transmission expense decreased by $198.2 thousand, or 17.7%, due to a decrease in right of way clearing and scheduled maintenance due to permitting issues as a result of unusually warm weather. Administrative, general and other expense increased by $3.0 million, or 59.9%, due to a write down of an impaired asset of $1.8 million, a $150 thousand increase in insurance expense, a $207 thousand donation of an obsolete inventory item and a $500 thousand reclassification of the Kenai Lake PCBs study from a deferred debit to other deductions. Depreciation and amortization expense increased by $634.5 thousand, or 10.0%, due to the implementation of new depreciation rates in accordance with the depreciation study approved by the RCA. Power production, purchased power, distribution and consumer accounts/information expenses did not materially change for the three-month period ended June 30, 2003.

     Interest on long-term debt decreased by $226.4 thousand, or 3.7%, due to lower interest rates. Interest charged to construction decreased by $113.1 thousand, or 105.8%, in the second quarter of 2003 compared to the same period in 2002 due to lower interest rates, lower average balances in Construction Work in Progress, (CWIP) and an adjustment that was made to closed projects. Other interest expense decreased by $55.5 thousand, or 100%, from the second quarter of 2002 due to decreased borrowing on the CoBank line of credit in the second quarter of 2003.

     Other nonoperating margins did not materially change for the three-month period ended June 30, 2003, compared to the same period in 2002.

     Current Year to Date Versus Prior Year to Date

     Assignable margins increased by $3.2 million, or 81.8%, in the first six months of 2003, over the same period in 2002 primarily due to a decrease in fuel and purchased power expense and a decrease in interest on long-term debt. These decreases were offset by an increase in administration, general and other and depreciation expense.

     Operating revenues did not materially change for the six-month period ended June 30, 2003.

     The following table represents kWh sales for the six months ended June 30:

                                  2003                  2002
                                  ----                  ----
               Customer            kWh                   kWh
             Retail            574,954,088           572,506,030
             Wholesale         550,594,111           562,334,692
             Economy Energy    118,093,130            45,706,900
                               -----------            ----------
             Total           1,243,641,329         1,180,547,622
                             =============         =============

     Fuel expense decreased by $2.8 million, or 11.5%, for the first six months of 2003, compared to the same period in 2002 due to lower fuel prices. Purchased power expense decreased by $2.0 million, or 19.7%, due to an outage of the Nikiski power plant as a result of a controls upgrade in the first quarter of 2003. Administrative, general and other expense increased by $3.3 million, or 33.2%, due primarily to the $1.8 million write down of an impaired asset. Other increases included a $280 thousand increase in insurance costs, a $500 thousand reclassification of the Kenai Lake PCBs study from a deferred debit to other deductions, a $360 thousand increase in allocated information services costs and the $207 thousand donation of an obsolete inventory item. Depreciation and amortization expense increased by $1.4 million, or 11.2%, due to the implementation of new depreciation rates in accordance with the depreciation study approved by the RCA. Transmission, distribution and consumer accounts/information did not materially change for the six-month period ended June 30, 2003, compared to the same period in 2002.

     Interest on long-term debt decreased by $2.4 million, or 16.9%, due to lower interest rates. Interest charged to construction decreased by $154.9 thousand, or 60.4%, in the first six months of 2003 compared to the same period in 2002 due to less construction activity and lower interest rates. Other interest expense decreased by $146.9 thousand, or 92.5%, during the same period in 2003 compared to the same period in 2002 due to decreased borrowing on the CoBank line of credit in 2003.

     Other nonoperating margins decreased by $304.7 thousand, or 49.0%, for the six-month period ended June 30, 2003, compared to the same period in 2002, due to a decrease in interest income. During the 2002 refinancing, Chugach received and invested funds that increased interest income in the prior year.

     Financial Condition

     Total assets decreased $11.4 million, or 2.0%, from December 31, 2002, to June 30, 2003. The decrease was due in part to a $5.7 million, or 1.2%, decrease in net plant, caused primarily by the increase in accumulated depreciation due to new depreciation rates and plant construction completed in 2002. The decrease was also due to a $13.5 million, or 51.1%, decrease in accounts receivable caused by the payment of wholesale power invoices and the state of Alaska relocation invoices that were accrued but not paid at December 31, 2002. The decrease in total assets was also due to a $2.3 million, or 8.2%, decrease in deferred charges caused by the second quarter's amortization of deferred projects, as well as the reclassification of the Kenai Lake PCBs study from a deferred debit to other deductions.

     The decrease in total assets was offset by a $7.6 million, or 104.7%, increase in cash and cash equivalents caused by the collection of relocation invoices from the State of Alaska. It was also offset by a $928.7 thousand, or 47.5%, increase in prepayments caused by increased insurance renewals, as well as a $1.7 million, or 6.6%, increase in materials and supplies caused by the purchase of generation inventory items in preparation of scheduled maintenance projects.

     Notable changes to total liabilities and equities include a $7.0 million, or 5.5%, increase in patronage capital due to the margin impact of the provision for rate refund adjustment to revenue. There was also an increase of $682.1 thousand, or 187.4%, in fuel cost payable caused by the over-collection of the prior quarter's fuel cost adjustment. Fuel payable also increased by $769.3 thousand, or 10.8%, due to the timing of fuel invoice payments.

     The increases to total liabilities and equities were offset by a $5.5 million, or 1.4%, decrease in long-term obligations due to an installment payment of the 2002 Series B Bond and installment payments of CoBank 3 and CoBank 4. There was a $6.1 million, or 100.0%, decrease in short-term obligations caused by the collection of outstanding accounts receivable that was collected and used to pay off the line of credit. There was also a $3.0 million, or 38.6%, decrease in accounts payable caused by the payment of invoices that were accrued at December 31, 2002. There was also a $4.8 million, or 68.0%, decrease in the provision for rate refund caused by the adjustment calculated by RCA Order 30 and subsequent calculations in 2003. Other current liabilities decreased $597.8 thousand, or 29.5% due to the payment of the annual gross receipts tax and the quarterly RCA tax.

     Liquidity and Capital Resources

     Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $50 million line of credit from NRUCFC and a $20 million line of credit with CoBank. At June 30, 2003, there was no outstanding balance with NRUCFC or CoBank.

     Chugach also has a term loan facility with CoBank. Loans made under this facility are evidenced by promissory notes governed by the Master Loan Agreement, which became effective on January 22, 2003. At June 30, 2003, Chugach had the following promissory notes outstanding under this facility:

                                                     Interest rate at                             Principal Payment
    Promissory Note         Principal balance          June 30, 2003          Maturity Date             Dates



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

     Capital construction in 2003 is estimated at $31.1 million. At June 30, 2003, approximately $9.9 million had been expended. Capital improvement expenditures are expected to increase in the upcoming third quarter as the construction season began in April and extends into October.

     Chugach management continues to expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 2003 and thereafter.

     Outlook

     Chugach reorganized its management and structure in June 2002 when the longstanding Chief Financial Officer (CFO), Evan J. Griffith, accepted the Chief Executive Officer (CEO) position. Chugach now has four senior vice-president level organizational entities: CFO (Finance and Accounting), Energy Supply, Power Delivery and Administration. A Chief of Staff position was also created and staffed by in-house senior management. We believe this structure will better facilitate the organization's ability to effectively manage future challenges.

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

     Interest Rate Risk

     As of June 30, 2003, except for the 2002 Series B Bond, which carries a variable interest rate and is re-priced every 28 days, all of our outstanding long-term obligations were at fixed interest rates with varying maturity dates. The following table provides information regarding auction dates and rates in 2003 for the 2002 Series B Bonds.

                            Auction Date              Interest Rate

                          January 29, 2003                1.40%
                          February 26, 2003               1.35%
                           March 26, 2003                 1.32%
                           April 23, 2003                 1.33%
                            May 21, 2003                  1.30%
                           June 18, 2003                  1.18%
                           July 16, 2003                  1.10%
                           August 13, 2003                1.10%

     The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of June 30, 2003.

                                                                                                          Fair
Total Debt*                 2003     2004      2005      2006       2007        Thereafter    Total       Value
-----------                 ----     ----      ----      ----       ----        ----------    -----       -----


Fixed rate                   $0      $945    $11,031    $1,126     $1,229        $319,804    $334,134    $372,960

Average
interest rate                       5.60%      7.56%     5.60%      5.60%           6.27%       6.31%

Variable rate                $0    $4,600     $4,900    $5,200     $5,500         $35,500     $55,700     $55,700

Average
interest rate                --     1.10%      1.10%     1.10%      1.10%           1.10%       1.10%

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

     Item 4. Controls and Procedures

     Chugach's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of June 30, 2003. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in Chugach's internal controls that could significantly affect its disclosure controls and procedures since the date of the evaluation.

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

     Not applicable

     Item 3. Defaults Upon Senior Securities

     Not applicable

     Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

     Item 5. Other Information

     On August 8, 2003, citing a recent decline in financial margins, concern regarding regulatory support for the credit quality and certain challenges associated with Chugach's exceptionally large amount of non-amortizing debt, Standard & Poor's rating service downgraded Chugach's 2001 Series A, 2002 Series A and 2002 Series B Bonds from "A Stable" rating to "A-minus Negative" rating. The ratings with Fitch, Inc. and Moody's Investors Service have not been affected. The 2001 Series A and 2002 Series A and B Bonds are still insured by MBIA Insurance Corporation.

     Item 6. Exhibits and Reports on Form 8-K


          (a) Exhibits:

              31.1     Certification of Principal Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2     Certification of Principal Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1     Certification of Principal Executive Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2     Certification of Principal Financial Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K:

              No reports on Form 8-K were filed for the quarter ended June 30, 2003.

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

                                            Date:    August 14, 2003


                                            By:      /s/ Michael R. Cunningham

                                                     Michael R. Cunningham
                                                     Chief Financial Officer

                                            Date:    August 14, 2003

                                 EXHIBITS

     Listed below are the exhibits, which are filed as part of this Report:


              Exhibit Number                                       Description

                   31.1                Certification of Principal Executive Officer pursuant to Section
                                       302 of the Sarbanes-Oxley Act of 2002

                   31.2                Certification of Principal Financial Officer pursuant to Section
                                       302 of the Sarbanes-Oxley Act of 2002

                   32.1                Certification of Principal Executive Officer pursuant to Section
                                       906 of the Sarbanes-Oxley Act of 2002

                   32.2                Certification of Principal Financial Officer pursuant to Section
                                       906 of the Sarbanes-Oxley Act of 2002
