Form 10-Q
period 2003-09-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2003-11-14
CIK 878004

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


                For the quarterly period ended September 30, 2003

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

                  CLASS                      OUTSTANDING AT NOVEMBER 1, 2003

                  NONE                                   NONE

                                                                     Page Number
CAUTION REGARDING FORWARD-LOOKING STATEMENTS

PART I FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)                            2

              Balance Sheets, September 30, 2003 and December 31, 2002    3

              Statements of Revenues, Expenses and Patronage Capital,
              Three and Nine Months Ended September 30, 2003 and 2002     5

              Statements of Cash Flows, Nine Months Ended September 30,
              2003 and 2002                                               6

              Notes to Financial Statements                               7

Item 2.       Management's Discussion and Analysis of Results of
              Operations and Financial Condition                        1 1

Item 3.       Quantitative and Qualitative Disclosures About Market
              Risk                                                      2 1

Item 4.       Controls and Procedures                                   2 2

PART II OTHER INFORMATION

Item 1.       Legal Proceedings                                         2 2

Item 2.       Changes in Securities and Use of Proceeds                 2 3

Item 3.       Defaults Upon Senior Securities                           2 3

Item 4.       Submission of Matters to a Vote of Security Holders       2 3

Item 5.       Other Information                                         2 3

Item 6.       Exhibits and reports on Form 8-K                          2 4

              Signatures                                                2 5

              Exhibits                                                  2 6

                   CAUTION REGARDING FORWARD-LOOKING STATEMENTS

     Statements in this report that do not relate to historical facts, including statements relating to future plans, events or performance, are forward-looking statements that involve risks and uncertainties. Actual results, events or performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report and the accuracy of which is subject to inherent uncertainty. Chugach Electric Association, Inc. (Chugach) undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances that may occur after the date of this report or the effect of those events or circumstances on any of the forward-looking statements contained in this report except as required by law.

                          PART I FINANCIAL INFORMATION

     Item 1.  Financial Statements

     The unaudited financial statements and notes to financial statements of Chugach for the quarter ended September 30, 2003, follow:

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 BALANCE SHEETS



                                                                            (Unaudited)
                        Assets                                          September 30, 2003      December 31, 2002
                        ------                                          ------------------      -----------------

Utility plant:

     Electric plant in service                                              $732,735,303          $730,439,297

     Construction work in progress                                            24,377,886            20,224,302
                                                                 ----------------------------------------------
                                                                             757,113,189           750,663,599


     Less accumulated depreciation                                         (290,300,411)         (279,958,912)
                                                                 ----------------------------------------------
                                                                             466,812,778           470,704,687

Other property and investments, at cost:

     Nonutility property                                                           3,550                 3,550

     Investments in associated organizations                                  10,996,796            10,963,715
                                                                 ----------------------------------------------
                                                                              11,000,346            10,967,265

Current assets:

     Cash and cash equivalents                                                10,581,957             7,284,292

     Cash-restricted construction funds                                          507,924               598,864

     Special deposits                                                            222,163               222,163

     Fuel cost receivable                                                        100,714                     0

     Accounts receivable, net                                                 13,524,287            26,410,264

     Materials and supplies                                                   22,190,977            23,747,590

     Prepayments                                                               3,375,803             1,953,350

     Other current assets                                                        351,187               336,798
                                                                 ----------------------------------------------
                                                                              50,855,012            60,553,321

Deferred charges                                                              24,781,290            27,989,601
                                                                 ----------------------------------------------

Total Assets                                                                $553,449,426          $570,214,874
                                                                 ==============================================

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 BALANCE SHEETS
                                   (Continued)


                                                                         (Unaudited)
                  Liabilities and Equities                           September 30, 2003         December 31, 2002
                  ------------------------                           ------------------         -----------------

Equities and margins:

     Memberships                                                            $1,143,643              $1,108,243

     Patronage capital                                                     124,434,700             120,148,502

     Other                                                                   6,161,732               6,221,150
                                                             --------------------------------------------------
                                                                           131,740,075             127,477,895
Long-term obligations, excluding current
  installments

     2001 Series A Bond payable                                            150,000,000             150,000,000

     2002 Series A Bond payable                                            120,000,000             120,000,000

     2002 Series B Bond payable                                             51,100,000              55,700,000

     CoBank, ACB Bonds payable                                              63,189,179              64,134,179
                                                             --------------------------------------------------
                                                                           384,289,179             389,834,179
Current liabilities:

     Short-term obligations                                                          0               6,081,250

     Current installments of long-term obligations                           5,545,000               5,165,821

     Accounts payable                                                        3,622,249               7,719,974

     Provision for rate refund                                               5,207,503               7,050,000

     Consumer deposits                                                       1,810,156               1,826,265

     Fuel cost payable                                                               0                 363,862

     Accrued interest                                                        1,992,610               6,381,106

     Salaries, wages and benefits                                            5,221,340               4,977,594

     Fuel                                                                    8,659,340               7,095,402

     Other current liabilities                                               1,664,264               2,027,938
                                                             --------------------------------------------------
                                                                            33,722,462              48,689,212

Deferred credits                                                             3,697,710               4,213,588
                                                             --------------------------------------------------

Total Liabilities and Equities                                            $553,449,426            $570,214,874

                                                             ==================================================
See accompanying notes to financial statements

                       CHUGACH ELECTRIC ASSOCIATION, INC.
              Statement of Revenues, Expenses and Patronage Capital
                                   (Unaudited)

                                                  Three months ended September 30  Nine months ended September 30
                                                        2003            2002             2003            2002
                                                        ----            ----             ----            ----

Operating revenues:                                 $41,163,160      $41,523,323    $133,091,838    $132,929,592

Operating expenses:
     Fuel                                            12,267,067       11,320,700      34,120,453      36,016,679

     Power production                                 3,363,789        3,389,458       9,486,981      10,113,399

     Purchased power                                  4,681,807        4,165,054      12,714,043      14,172,137

     Transmission                                     1,045,137          876,754       3,159,875       2,871,203

     Distribution                                     2,869,990        2,522,722       8,147,487       7,746,900

     Consumer accounts/Information expense            1,307,796        1,478,932       4,123,234       4,373,951

     Administrative, general and other                5,976,266        5,496,010      19,261,872      15,470,650

     Depreciation and amortization                    6,839,754        6,299,242      20,812,332      18,862,947
                                               ------------------------------------------------------------------
          Total operating expenses                   38,351,606       35,548,872     111,826,277     109,627,866

Interest expense:
     On long-term obligations                         5,845,448        6,026,315      17,590,018      20,158,954

     On short-term obligations                                0           70,644          11,900         229,436

     Charged to construction-credit                   (110,826)        (102,069)       (212,510)       (358,663)
                                               ------------------------------------------------------------------
          Net interest expense                        5,734,622        5,994,890      17,389,408      20,029,727
                                               ------------------------------------------------------------------

          Net operating margins                     (2,923,068)         (20,439)       3,876,153       3,271,999

Non-operating margins:
     Interest income                                     99,950           93,200         282,033         638,401

     Other                                               22,890          (1,827)          86,605         266,709

     Property gain (loss)                                30,396            3,273         101,615       (188,751)
                                               ------------------------------------------------------------------
          Total non-operating margins                   153,236           94,646         470,253         716,359
                                               ------------------------------------------------------------------

          Assignable margins                        (2,769,832)           74,207       4,346,406       3,988,358
                                               ==================================================================

Patronage capital at beginning of period            127,204,532      128,955,925     120,148,502     125,184,374

Retirement of capital credits and estate
payments                                                      0         (71,141)        (60,208)       (213,741)
                                               ------------------------------------------------------------------

Patronage capital at end of period                 $124,434,700     $128,958,991    $124,434,700    $128,958,991
                                               ==================================================================

See accompanying notes to financial statements

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                                  Nine months ended
                                                                                                    September 30
                                                                                                  2003        2002
                                                                                                  ----        ----

Cash flows from operating activities:
     Assignable margins                                                                        $4,346,406   $3,988,358

Adjustments to reconcile assignable margins to net cash (used in) provided by operating activities:
          Provision for rate refund                                                           (1,842,497)            0
          Depreciation and amortization (net of deferred asset amortization)                   24,813,600   18,862,947
          Capitalization of interest                                                            (245,983)    (401,431)
          Property (gains) losses                                                               (101,615)      188,751
          Impairment of long-lived asset                                                        1,846,816            0
          Other                                                                                     1,145        2,116
  Changes in assets and liabilities:
    (Increase) decrease in assets:
          Fuel cost recovery                                                                    (100,714)    3,190,691
          Accounts receivable                                                                  12,885,977    6,274,830
          Prepayments                                                                         (1,422,453)  (2,457,835)
          Materials and supplies                                                                1,556,613  (1,164,824)
          Deferred charges, net                                                                 (792,956)    1,655,610
          Other                                                                                  (14,389)     (10,546)
    Increase (decrease) in liabilities:
          Accounts payable                                                                    (4,097,725)  (5,641,761)
          Fuel payable                                                                          (363,862)            0
          Consumer deposits                                                                      (16,109)      159,849
          Accrued interest                                                                    (4,388,496)  (5,318,532)
          Deferred credits                                                                      (978,206) (15,743,826)
          Other                                                                                 1,444,009  (5,331,718)
                                                                                           ----------------------------
               Net cash (used in) provided by operating activities                             32,529,561  (1,747,321)

Cash flows from investing activities:
          Extension and replacement of plant                                                 (18,419,642) (18,218,299)
          Investments in associated organizations                                                (34,226)     (61,876)
                                                                                           ----------------------------
               Net cash used in investing activities                                         (18,453,868) (18,280,175)

Cash flows from financing activities:
          Short-term obligations                                                              (6,081,250)            0
          Proceeds from long-term obligations                                                           0  180,000,000
          Prepayments of long-term obligations                                                (5,165,821)(159,719,945)
          Retirement of patronage capital                                                        (60,208)    (213,741)
          Other                                                                                   529,251    (211,833)
                                                                                           ----------------------------
               Net cash (used in) provided by financing activities                           (10,778,028)   19,854,481

Net increase (decrease) in cash and cash equivalents                                            3,297,665    (173,015)
Cash and cash equivalents at beginning of period                                                7,284,292    3,814,767
------------------------------------------------
                                                                                           ----------------------------
Cash and cash equivalents at end of period                                                    $10,581,957   $3,641,752
------------------------------------------
                                                                                           ============================

Supplemental disclosure of cash flow information - interest expense paid, net of amounts
capitalized                                                                                   $17,456,325  $25,348,258
                                                                                           ============================

See accompanying notes to financial statements

                         CHUGACH ELECTRIC ASSOCIATION, INC.

                          Notes to Financial Statements
                                  (Unaudited)

     1.  Presentation of Financial Information

     During interim periods, Chugach Electric Association, Inc. (Chugach) follows the accounting policies set forth in its audited financial statements included in Form 10-K filed with the Securities and Exchange Commission unless otherwise noted. Users of interim financial information are encouraged to refer to the footnotes contained in Chugach's Form 10-K when reviewing interim financial results. The accompanying unaudited interim financial statements reflect normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

     Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

     2.  Lines of credit

     Chugach maintains a line of credit of $20 million with CoBank, ACB (CoBank). The CoBank line of credit expires December 31, 2003, subject to renewal at the discretion of the parties. At September 30, 2003, there was no outstanding balance on this line of credit. In addition, Chugach has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At September 30, 2003, there was no outstanding balance on this line of credit. The NRUCFC line of credit expires October 15, 2007.

     3.  Environmental Matters

     Chugach discovered polychlorinated biphenyls (PCBs) in paint, caulk and grease at the Cooper Lake Hydroelectric plant during initial phases of a turbine overhaul. A Federal Energy Regulatory Commission (FERC) approved plan, prepared in consultation with the Environmental Protection Agency
     (EPA), was implemented to remediate the PCBs in the plant. As a condition of its approval of the license amendment for the overhaul project, FERC required Chugach to also investigate the presence of PCBs in Kenai Lake. A sampling plan was developed by us in consultation with state and federal agencies and approved by FERC. In 2000, we sampled sediments and fish collected from Kenai Lake and other waters. While low levels of PCBs were found in some sediment samples taken near the plant, no pathway from sediment to fish was established. While the levels of PCBs in fish from Kenai Lake were similar to levels found in fish from other lakes within the region, we conducted additional sampling and analysis of fish in Kenai Lake and other waters and filed our final report dated April 1, 2002, with FERC, which analyzed the results of the sampling. Based on these analyses, we concluded that no further PCB sampling and analysis in Kenai Lake was necessary. In a letter dated June 13, 2002, FERC informed us that its review of the report supported our conclusions and agreed we were not required to conduct further PCB sampling and analysis in Kenai Lake. In its recent order in our general rate case, Order U-01-108(26), the Regulatory Commission of Alaska (RCA) permitted the costs associated with the overhaul and the PCB remediation to be recovered through rates. Consequently, management believes the costs of the PCB remediation and studies will have no material impact on our financial condition or results of operations.

     4.  Legal Proceeding

     Matanuska Electric Association, Inc., v. Chugach Electric Association, Inc., Superior Court Case No. 3AN-99-8152 Civil

     This action is a claim for a breach of the Tripartite Agreement, which is the contract governing the parties' relationship for a 25-year period from 1989 through 2014 and governing our sale of power to Matanuska Electric Association, Inc., (MEA) during that time. MEA asserted we breached that contract by failing to provide information, by failing to properly manage our long-term debt, and by failing to bring our base rate action to a joint committee before presenting it to the RCA. The committee is defined in the power sales contract and consists of one MEA and two Chugach board members. All of MEA's claims have been dismissed. On April 29, 2002, MEA appealed to the Alaska Supreme Court the Superior Court's decisions relating to our financial management, our decision not to bring our base rate action to the joint committee before filing with the RCA, as well as the Superior's Court's award to us of attorney's fees. We cross-appealed the Superior Court's decision not to dismiss the financial management claim on jurisdictional and res judicata grounds. Oral argument was heard by the Supreme Court on April 15, 2003. Management is uncertain as to the outcome and expects a decision within six to twelve months.

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

     Cost Basis Regulation

     Chugach is subject to regulation by the RCA. The rates that are charged by Chugach to its customers are based upon cost-based regulation reviewed and approved by this regulatory commission. Under the authority of this commission, Chugach has recorded certain regulatory assets in the amount of $23.4 million as of September 30, 2003. If Chugach's rates were no longer based upon cost or there was no longer the probability of future collection in rates, these assets and liabilities would be written off against assignable margins.

     Financial Instruments and Hedging

     Chugach has previously used U.S. Treasury-based forward rate-lock agreements to hedge expected interest rates on debt. Chugach accounted for the agreements under SFAS 80 and 71 through December 31, 2000, and SFAS 133, 138, 149 and 71 subsequent to that date. Gains or losses are treated as regulatory assets or liabilities upon settlement. If Chugach's rates were no longer based upon cost or there was no longer the probability of future collection in rates, these assets and liabilities would be written off against assignable margins. Based on historical regulatory treatment on previous refinancing, management believes the establishment and recovery of Chugach's regulatory assets and liabilities is appropriate. Accounting for derivatives continues to evolve through guidance issued by the Derivatives Implementation Group (DIG) of the Financial Accounting Standards Board
     (FASB). To the extent that changes by the DIG modify current guidance, the accounting treatment for derivatives may change.

     6.  Impairment of Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), Chugach performed an analysis of certain generation assets in the second quarter of 2003 and determined an impairment of an asset existed. As a result of this analysis, an asset was written down by $1,846,816 to its estimated salvage value. This amount is included in the nine months ended September 30, 2003 column in the Statement of Revenues, Expenses and Patronage Capital, "Administrative, general and other," category.

     7.  Recent Accounting Prounouncements

     In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares depending on the nature of the relationship established between the holder and the issuer. While FASB still plans to revise that definition through an amendment to Concepts Statement 6, FASB decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments.

     Chugach plans to implement SFAS 150 effective January 1, 2004. Chugach has not completed evaluating the potential impact of this Statement on its financial statements.

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

     Chugach calculates, that based on actual results through September 30 and for the remainder of the year, the budgeted revenues and expenditures, under Order 30, Chugach will have sufficient margins over interest in 2003 to comply with the requirements of the Rate Covenants in the Amended and Restated Indenture, the CoBank Master Loan Agreement and the MBIA Reimbursement Agreement.

     Docket U-01-108, Order No. 33

     On August 26, 2003, the RCA issued Order No. 33 in Docket U-01-108, which reversed again its decision and required Chugach to offset long-term interest expense with a normalized level of AFUDC/IDC established to be $1.2 million. On August 15, 2003, the RCA issued Order No. 32 and clarified that January 31, 2003 is the date from which any refunds below the level of the previously approved rates must be computed.

     On August 26, 2003, the RCA issued Order No. 33 and re-reversed its decision on the ratemaking treatment of AFUDC / IDC. In this order, the RCA required Chugach to treat AFUDC / IDC as a reduction to long-term interest expense, which reduces the revenue requirement by approximately $1.2 million, excluding TIER. This treatment effectively reverts to the treatment accorded by the RCA's original decision made in Order 26 of this docket.

     On September 8, 2003 Chugach filed its recalculated revenue requirement in compliance with Order No. 33. The results of the calculation show a permanent system revenue requirement increase of less than $0.1 million. On November 5, 2003, the RCA issued an electronic order partially approving Chugach's compliance filing and requiring Chugach to file revised Cost of Power Adjustment (COPA) Tariffs by November 6, 2003, and indicating that upon receipt and approval of the required COPA, all tariffs would be approved with a simultaneous effective date.

     On September 25, 2003, Chugach filed an appeal in Superior Court of RCA Order 33 on the grounds that the RCA's treatment of AFUDC/IDC disallowed interest expense actually incurred and thus sets rates that are not just, fair and reasonable and which are constitutionally confiscatory, constituted an abuse of discretion, results in insufficient margins on the wholesale side of Chugach's business and resulted in discriminatory rates. The Superior Court has consolidated the appeals of Orders 26 and 30 with the appeal of Order 33.

     Docket U-01-108, Appeals

     Chugach has appealed the RCA's decisions in Order No. 26 to modify Chugach's generation and transmission TIER of 1.10, from the previously authorized level of 1.15 and a distribution TIER of approximately 1.6. Chugach asserts that such a disparity in TIER violates the requirements of AS 42.05.141(a)(3) and AS 42.05.391 (a) in that the resulting rates are not just, fair and reasonable and yield an unreasonable difference as to rates between Chugach's retail and wholesale customers. Chugach further asserts that the resulting rates grant an unreasonable preference or advantage to Chugach's wholesale customers by creating an unreasonable prejudice or disadvantage to its retail customers.

     On April 29, 2003, Chugach filed an appeal in Alaska Superior Court on two issues. In Order No. 30 of this docket, the RCA reconsidered and reversed its earlier decision and agreed with Chugach that requiring AFUDC/IDC as an offset to long-term interest expense would cause under-recovery and should, therefore, not be required. However, the specific language of the RCA's order on reconsideration limited its ruling to projects commenced and concluded within the test year. This could cause under-recovery of project costs over the life of the asset resulting in a confiscatory rate. Chugach has filed an appeal as to this portion of the RCA's decision on reconsideration in Order No. 30.

     On May, 13, 2003, MEA filed a cross appeal challenging the following RCA's decisions:
o Allowing 3.8 percent interest rate for use in calculating the weighted cost of debt associated with its 2002 Series B (auction rate) Bonds.
o        Approving Chugach's treatment of AFUDC/IDC for ratemaking purposes.
o Determining that the RCA did not have the jurisdiction to consider the claims of MEA regarding Chugach's alleged breach of its power sales agreement with MEA.
o Concluding that the "rate locks" executed by Chugach were both a prudent financial management decision and a prudent expenditure such that Chugach could recover the cost of the rate locks through the rates paid by MEA.

     On July 21, 2003, the Superior Court of Alaska granted Chugach's motion for stay on condition that the excess interim rate refund be placed into an interest bearing escrow account and the revenues received from future rates, which may be subject to refund, be held in the same account.

     On October 3, 2003 Chugach filed for a motion to dissolve the stay that was granted by the Superior Court on July 21. Based on the results of RCA orders, subsequent to Chugach's request for stay in Superior Court, Chugach determined that removal of the stay on implementation of rates pursuant to Order 33 would increase Chugach revenues by approximately $0.7 million on an annual basis. Chugach will continue to pursue all issues raised in its appeals in Alaska Superior Court.

     On October 31, the superior court issued an order granting Chugach's motion to remove stay, releasing the escrow funds and ordering Chugach to pay refunds within 10 days of the order based upon the RCA's orders.

     On November 7, 2003, the Commission issued an electronic ruling approving Chugach's Order No. 33 compliance filing. As a result of the order, Chugach implemented revised retail and wholesale rates. The final order resulted in a system rate increase of 0.07 percent, or an increase of 3.5 percent to Chugach retail and a decrease of 7.9 percent to wholesale rates.

     In addition to implementing the revised rates, Chugach issued refunds on November 10, 2003, in the amount of $4.8 million to its wholesale customer classes. Chugach has requested an extension of time during which to issue refunds to its retail customers to allow it 90 days from the date of final approval by the RCA of Chugach's retail refund plan. This request was not opposed by the parties to the appeal, with MEA indicating it takes no position with respect to the request. Chugach expects to refund approximately $0.5 million to its small commercial customers, the only customer class entitled to a refund under the decision by the RCA.

     Impairment of Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), Chugach performed an analysis of generation assets, in the second quarter of 2003, and determined an impairment of a certain asset existed. As a result of this analysis, an asset was written down by $1,846,816 to its estimated salvage value. This amount is included in the nine months ended September 30, 2003 column in the Statement of Revenues, Expenses and Patronage Capital, "Administrative, general and other," category.

     Results Of Operations

     Current Year Quarter Versus Prior Year Quarter

     Assignable margins decreased by $2.8 million for the quarter ended September 30, 2003, over the same quarter in 2002 primarily due to additional provision for rate refunds recorded in the third quarter of 2003 pending a final decision from the RCA.

     Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased by $360.2 thousand, or 0.9%, for the quarter ended September 30, 2003, over the same quarter in 2002. The decrease in revenues was due to provision for rate refunds recorded in the third quarter of 2003, which was offset by a $759.7 thousand, or 60.0%, increase in economy energy sales to Golden Valley Electric Association (GVEA). GVEA purchased more from Chugach in the third quarter of 2003 as compared to the same quarter last year when they purchased more from another provider.

     The following table represents kWh sales for the quarter ended September
     30:



                                  2003                 2002
                                  ----                 ----

           Customer                kWh                  kWh
       Retail                 270,956,140          258,530,607
       Wholesale              269,168,585          265,987,798
       Economy Energy          48,747,730           34,830,310
                               ----------           ----------
       Total                  588,872,455          559,348,715
                          ==================    =================

     Retail demand and energy rates and wholesale demand and energy rates charged to HEA and MEA did not change in the third quarter of 2003 compared to the third quarter of 2002. The interim rate increase authorized by the RCA for all rate classes except small commercial and public street and highway lighting in November 2001 was still in affect awaiting a final order from the RCA for the 2000 Test Year rate case. Wholesale demand and energy rates charged to Seward Electric System (SES) did not change in this quarter compared to the same quarter last year.

     Fuel expense increased by $946.4 thousand, or 8.4%, for the quarter ended September 30, 2003, compared to the same period in 2002 due to higher fuel prices. Purchased power expense increased $516.8 thousand, or 12.4% due to higher fuel prices and additional purchases from Anchorage Municipal Light & Power (AML&P) while the Beluga units were out for maintenance. Distribution expense increased by $347.3 thousand, or 13.8%, due to a decrease in meter and transformer installation credits and additional labor associated with the transfer of a crew who's efforts concentrated on distribution projects. Administrative, general and other expense increased by $480.3 thousand, or 8.7%, due to increased insurance, labor and health and welfare costs. Depreciation and amortization expense increased by $540.5 thousand, or 8.6%, due to the implementation of new depreciation rates in accordance with the depreciation study approved by the RCA. Power production, transmission and consumer accounts/information expenses did not materially change for the three-month period ended September 30, 2003.

     Interest on long-term debt decreased by $180.9 thousand, or 3.0%, due to lower interest rates.

     Current Year to Date Versus Prior Year to Date

     Assignable margins increased $358.0 thousand, or 9.0% in the first nine months of 2003 compared to the same period in 2002 due to the various reasons described below.

     Operating revenues did not materially change for the nine-month period ended September 30, 2003. Operating revenues increased due to increased kWh sales and higher fuel prices, resulting in increased revenue collected through the fuel surcharge cost-recovery mechanism; however, that was offset by $2.9 million of additional provision for rate refunds recorded in the third quarter of 2003.

     The following table represents kWh sales for the nine months ended September 30:

                                2003                 2002
                                ----                 ----
            Customer             kWh                  kWh
        Retail              845,910,228           831,036,637
        Wholesale           819,762,696           828,322,490
        Economy Ener        166,840,860            80,537,210
                            -----------            ----------
        Total             1,832,513,784         1,739,896,337
                       ===================    ==================

     Fuel expense decreased by $1.9 million, or 5.3%, for the first nine months of 2003, compared to the same period in 2002 due to lower fuel prices. Power production expense decreased $626.4 thousand, or 6.2%, due to unplanned vacancies. Purchased power expense decreased by $1.5 million, or 10.3%, due to an outage of the Nikiski power plant as a result of a controls upgrade in the first quarter of 2003. Distribution expense increased by $400.6 thousand, or 5.2%, due to a decrease in meter and transformer installation credits and additional labor associated with an added crew. Administrative, general and other expense increased by $3.8 million, or 24.5%, for the first nine months of 2003, compared to the same period in 2002. This was due to a $1.8 million write down of an impaired asset, a $341 thousand increase in labor, a $430 thousand increase in insurance costs, a $500 thousand reclassification of the Kenai Lake PCBs study from a deferred debit to other deductions, a $627 thousand increase in allocated information services costs and the $207 thousand donation of an obsolete inventory item. Depreciation and amortization expense increased by $1.9 million, or 10.3%, due to the implementation of new depreciation rates in accordance with the depreciation study approved by the RCA. Transmission and consumer accounts/information expense did not materially change for the nine-month period ended September 30, 2003, compared to the same period in 2002.

     Interest on long-term debt decreased by $2.6 million, or 12.7%, due to lower interest rates. Interest charged to construction decreased by $146.2 thousand, or 40.7%, in the first nine months of 2003 compared to the same period in 2002 due to less construction activity and lower interest rates. Other interest expense decreased by $217.5 thousand, or 94.8%, during the same period in 2003 compared to the same period in 2002 due to decreased borrowing on the lines of credit in 2003.

     Other non-operating margins decreased by $246.1 thousand, or 34.4%, for the nine-month period ended September 30, 2003, compared to the same period in 2002, due primarily to a decrease in interest income. During the 2002 refinancing, Chugach received and invested funds that increased interest income in the prior year.

     Financial Condition

     Total assets decreased $16.8 million, or 2.9%, from December 31, 2002, to September 30, 2003. The decrease was due in part to a $3.9 million, or 0.8%, decrease in net plant, caused primarily by the increase in accumulated depreciation under new depreciation rates and plant construction completed in 2002. The decrease was also due to a $12.9 million, or 48.8%, decrease in accounts receivable caused by the payment of wholesale power invoices and the state of Alaska relocation invoices that were accrued but not paid at December 31, 2002. It was also due to a $1.6 million, or 6.6%, decrease in materials and supplies caused by the use of generation inventory items for scheduled maintenance projects. The decrease was also due to a $3.2 million, or 11.5%, decrease in deferred charges caused by the amortization of deferred projects, as well as the reclassification of the Kenai Lake PCBs study from a deferred debit to other deductions.

     The decrease in total assets was offset by a $3.3 million, or 45.3%, increase in cash and cash equivalents caused by the collection of relocation invoices from the State of Alaska. It was also offset by a $1.4 million, or 72.9%, increase in prepayments caused by the September 2003 property insurance renewal.

     Notable changes to total liabilities and equities include a $4.3 million, or 3.6%, increase in patronage capital due to the margin impact of the provision for rate refund adjustment to revenue. Fuel payable also increased by $1.6 million, or 22.0%, due to increased fuel prices and the timing of fuel invoice payments.

     The increases to total liabilities and equities were offset by a $363.9 thousand, or 100.0% decrease in fuel cost payable caused by the under-collection of the prior quarter's fuel cost adjustment, as well as a $5.5 million, or 1.4%, decrease in long-term obligations due to an installment payment of the 2002 Series B Bond and installment payments of CoBank 3 and CoBank 4 bonds. There was a $6.1 million, or 100.0%, decrease in short-term obligations caused by the collection of outstanding accounts receivable that was collected and used to pay off the line of credit. There was also a $4.4 million, or 68.8% decrease in accrued interest caused by lower interest rates and the semi-annual interest payment on the 2001 Series A Bonds in the third quarter. There was also a $4.1 million, or 53.1%, decrease in accounts payable due to the payment of invoices that were accrued at December 31, 2002. There was also a $1.8 million, or 26.1%, decrease in the provision for rate refund caused by an initial adjustment calculated by RCA Order 30 and by additional refund amounts that are recorded monthly.

     Liquidity and Capital Resources

     Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $50 million line of credit from NRUCFC and a $20 million line of credit with CoBank. At September 30, 2003, there was no outstanding balance under the NRUCFC or CoBank line of credit.

     Chugach also has a term loan facility with CoBank. Loans made under this facility are evidenced by promissory notes governed by the Master Loan Agreement, which became effective on January 22, 2003. At September 30, 2003, Chugach had the following promissory notes outstanding under this facility:

                                                     Interest rate at                             Principal Payment
    Promissory Note         Principal balance        September 30, 2003       Maturity Date             Dates



        CoBank 2               $10,000,000                 7.76%                   2005                 2005
        CoBank 3               $21,086,330                 2.70%                   2022              2003 - 2022
        CoBank 4               $23,047,849                 2.70%                   2022              2003 - 2022
        CoBank 5               $10,000,000                 2.70%                   2012              2002 - 2012

         Total                 $64,134,179

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

     Capital construction in 2003 is estimated at $31.1 million. At September 30, 2003, approximately $18.4 million had been expended. Capital improvement expenditures are expected to decrease in the upcoming fourth quarter as the construction season ends.

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

     Interest Rate Risk

     As of September 30, 2003, the 2002 Series B Bond carried a variable interest rate and will re-price every 28 days. CoBank 3, 4, and 5 were re-priced from 5.6% to 2.7%, on October 16, 2003, to a variable interest rate instrument that is re-priced every 30 days. All of our other outstanding long-term obligations were at fixed interest rates with varying maturity dates. The following table provides information regarding auction dates and rates in 2003 for the 2002 Series B Bonds.

                       Auction Date                   Interest Rate

                     January 29, 2003                     1.40%
                    February 26, 2003                     1.35%
                      March 26, 2003                      1.32%
                      April 23, 2003                      1.33%
                       May 21, 2003                       1.30%
                      June 18, 2003                       1.18%
                      July 16, 2003                       1.10%
                     August 13, 2003                      1.10%
                    September 10, 2003                    1.12%
                     October 8, 2003                      1.12%
                     November 5, 2003                     1.12%

     The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of September 30, 2003.

                                                                                                            Fair
Total Debt*                 2003    2004      2005       2006      2007         Thereafter     Total       Value
-----------                 ----    ----      ----       ----      ----         ----------     -----       -----


Fixed rate                   $0        $0    $10,000        $0         $0          $270,000    $280,000    $313,414

Average
interest rate                                  7.56%                                  6.39%       6.44%

Variable rate                $0    $5,545     $5,931    $6,326     $6,729           $85,303    $109,834    $109,834

Average
interest rate                --     1.39%      1.39%     1.40%      1.41%             2.04%       1.90%

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

     Item 4. Controls and Procedures

     Chugach's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of September 30, 2003. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in Chugach's internal controls that could significantly affect its disclosure controls and procedures since the date of the evaluation.

                       PART II OTHER INFORMATION

     Item 1. Legal Proceedings

     Matanuska Electric Association, Inc., v. Chugach Electric Association, Inc., Superior Court Case No. 3AN-99-8152 Civil

     This action is a claim for a breach of the Tripartite Agreement, which is the contract governing the parties' relationship for a 25-year period from 1989 through 2014 and governing our sale of power to Matanuska Electric Association, Inc., (MEA) during that time. MEA asserted we breached that contract by failing to provide information, by failing to properly manage our long-term debt, and by failing to bring our base rate action to a joint committee before presenting it to the RCA. The committee is defined in the power sales contract and consists of one MEA and two Chugach board members. All of MEA's claims have been dismissed. On April 29, 2002, MEA appealed to the Alaska Supreme Court the Superior Court's decisions relating to our financial management, our decision not to bring our base rate action to the joint committee before filing with the RCA, as well as the Superior's Court's award to us of attorney's fees. We cross-appealed the Superior Court's decision not to dismiss the financial management claim on jurisdictional and res judicata grounds. Oral argument was heard by the Supreme Court on April 15, 2003. Management is uncertain as to the outcome and expects a decision within six to twelve months.

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

     Not applicable

     Item 3. Defaults Upon Senior Securities

     Not applicable

     Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

     Item 5. Other Information

     On August 8, 2003, Standard & Poor's rating service downgraded the underlying ratings on Chugach's 2001 Series A, 2002 Series A and 2002 Series B Bonds from "A Stable" rating to "A-minus Negative" rating.

     On October 31, 2003, Fitch Ratings downgraded the underlying ratings Chugach's 2001 Series A, 2002 Series A and 2002 Series B Bonds from "A+" to "A" rating and placed the debt on Rating Watch Negative.

     The rating with Moody's Investors Service has not been affected. The 2001 Series A and 2002 Series A and B Bonds are still insured by MBIA Insurance Corporation.

     Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits:

             31.1     Certification of Principal Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

             31.2     Certification of Principal Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1     Certification of Principal Executive Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2     Certification of Principal Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K:

             No reports on Form 8-K were filed for the quarter ended September 30, 2003.

                              Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CHUGACH ELECTRIC ASSOCIATION, INC.


                                            By:      /s/Evan J. Griffith

                                                     Evan J. Griffith
                                                     Chief Executive Officer

                                            Date:    November 14, 2003


                                            By:      /s/Michael R. Cunningham

                                                     Michael R. Cunningham
                                                     Chief Financial Officer

                                            Date:    November 14, 2003

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