Form 10-K
period 2003-12-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2004-03-30
CIK 878004

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K
(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2003
                           -----------------
                                       or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________  to  _______________

Commission file number     33-42125

                       Chugach Electric Association, Inc.
             (Exact name of registrant as specified in its charter)

                      Alaska                          92-0014224
                      ------                          ----------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

       5601 Minnesota Dr., Anchorage, Alaska             99518
       -------------------------------------             -----
       (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code    (907) 563-7494
                                                             --------------

               Securities registered pursuant to Section 12(b) of the Act:

           Title of each class        Name of each exchange on which registered

       --------------------------      ----------------------------------------

       --------------------------      ----------------------------------------

               Securities registered pursuant to Section 12(g) of the Act:
       ------------------------------------------------------------------------
                             (Title of class)
       ------------------------------------------------------------------------
                             (Title of class)

Indicate by check mark whether registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                    X Yes __ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                            N/A
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
                                                                     __Yes X No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
                                                                            N/A

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          2003 Form 10-K Annual Report

                                Table of Contents

                       PART I                                               Page
       Item 1 - Business                                                      1

       Item 2 - Properties                                                    8

       Item 3 - Legal Proceedings                                            16

       Item 4 - Submission of Matters to a Vote of Security Holders          17

                       PART II
       Item 5 - Market for Registrant's Common Equity and Related
                  Stockholder Matters                                        17

       Item 6 - Selected Financial Data                                      18

       Item 7 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  19

       Item 7A - Quantitative and Qualitative Disclosures About Market Risk  38

       Item 8 - Financial Statements and Supplementary Data                  40

       Item 9 - Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                   70

       Item 9A - Disclosure Controls and Procedures                          70

                       PART III
       Item 10 - Directors and Executive Officers of the Registrant          71

       Item 11 - Executive Compensation                                      74

       Item 12 - Security Ownership of Certain Beneficial Owners and
                   Management                                                77

       Item 13 - Certain Relationships and Related Transactions              77

       Item 14 - Principal Accountant Fees and Services                      77

                       PART IV
       Item 15 - Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K                                                  78

                 SIGNATURES                                                  91

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

         Chugach Electric Association, Inc. makes its current and periodic reports available, free of charge, on its website at www.chugachelectric.com as soon as practicable after filing with the Securities and Exchange Commission
(SEC). Our website provides a link to the SEC website.

         Chugach is the largest electric utility in Alaska. We are engaged in the generation, transmission and distribution of electricity to approximately 73,500 metered locations in the Anchorage and upper Kenai Peninsula areas. Through an interconnected regional electrical system, our energy is distributed throughout Alaska's Railbelt, a 400-mile-long area stretching from the coastline of the southern Kenai Peninsula to the interior of the state, including Alaska's largest cities, Anchorage and Fairbanks. Neither Chugach nor any other electric utility in Alaska has any connection to the electric grid of the mainland United States or Canada.

         Chugach is a rural electric cooperative that is exempt from federal income taxation as an organization described in Section 501(c)(12) of the Internal Revenue Code (Code). Alaska electric cooperatives must pay to the State of Alaska, in lieu of state and local ad valorem, income and excise taxes, a tax at the rate of $0.0005 per kWh of electricity sold in the retail market during the preceding year. In addition, we currently collect a regulatory cost charge of $.000392 per kWh of retail electricity sold. This charge is assessed to fund the operations of the RCA. It is a pass-through and thus does not impact our margins.

         Our workforce consists of approximately 353 full-time employees. Approximately two-thirds of our employees are members of the International Brotherhood of Electrical Workers (IBEW). We have three collective bargaining agreements with the IBEW that are in effect through June 30, 2006. We also have an agreement with Hotel Employees, Restaurant Employees (HERE), Local 878 in effect through June 30, 2006. We believe our relationship with our employees is good.

         Through direct service to retail customers and indirectly through wholesale and economy energy sales, we provide some or all of the electricity used by approximately two-thirds of Alaska's electric customers. We also supply much of the power requirements of three wholesale customers, Matanuska Electric Association (MEA), Homer Electric Association (HEA) and the City of Seward (Seward). In addition, on a periodic basis, we provide electricity to Anchorage Municipal Light & Power (AML&P). AML&P has approximately 30,000 meters.

         Our members are the consumers of the electricity sold by us. As of December 31, 2003, we had 62,009 retail members receiving service at approximately 73,500 metered locations and three major wholesale customers. No individual retail customer receives more than 5% of our power.

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

         We have 530 megawatts of installed generating capacity provided by 17 generating units at our five owned power plants: Beluga Power Plant, Bernice Lake Power Plant, International Generation and Transmission Power Plant (IGT), Cooper Lake Hydroelectric Plant and Eklutna Hydroelectric Project, in which we own a 30% interest. Approximately 84% (by rated capacity) of our generating capacity is fueled by natural gas, which we purchase under long-term gas contracts. The remainder of our generating resources are hydroelectric facilities. In 2003, approximately 73% of our energy was generated at the Beluga facility. We purchase up to 27.4 megawatts for our retail customers and up to
38.6 megawatts for our wholesale customers from the Bradley Lake Hydroelectric Project. We also purchase approximately 40 megawatts from the Nikiski power plant on the Kenai Peninsula. We operate 1,638 miles of distribution line and 402 miles of transmission line. For the year ended December 31, 2003, we sold
2.5 billion kilowatt hours (kWh) of electrical power.


         Sales to Customers

         The following table shows the energy sales to and electric revenues from our retail, wholesale, and economy energy customers for the year ended December 31, 2003:

                                                                                                    Percent of Operating
                                                      MWh                   2003 Revenues                 2003 Sales
                                                      ---                   -------------                 ----------
Direct retail sales:
     Residential....................                 547,756                  $61,712,958                      34%
     Commercial.....................                 628,831                   54,004,530                      30%
                                                     -------                   ----------                      ---
     Total..........................               1,176,587                  115,717,488                      64%

Wholesale sales:
     MEA............................                 620,164                   34,205,260                      19%
     HEA............................                 448,029                   21,733,244                      12%
     Seward.........................                  60,966                    2,461,200                       1%
                                                      ------                    ---------                       --
     Total..........................               1,129,159                   58,399,704                      32%

Economy energy sales(1) ............                 191,616                    7,112,276                       4%
                                                     -------                    ---------
Total sales to customers............               2,497,362                  181,229,468                     100%
                                                   =========                                                  ====
Miscellaneous energy revenue                                                    2,802,945
                                                                                ---------
Total energy revenues                                                        $184,032,413
                                                                             ============

(1)      Economy sales were made to GVEA and AML&P.

         Retail Customers

         Service Territory

         Our retail service area covers the populated areas of Anchorage (other than downtown Anchorage) as well as remote mountain areas and villages. The service area ranges from the northern Kenai Peninsula on the south, to Tyonek on the west, to Whittier on the east and to the Glenn Highway on the north.

         Customers

         As of December 31, 2003, we had 62,009 members being served by approximately 73,500 meters (some members are served by more than one meter). Our customers are primarily urban and suburban. The urban nature of our customer base means that we have a relatively high customer density per line mile. Higher customer density means that fixed costs can be spread over a greater number of customers. As a result of lower average costs attributable to each customer, we benefit from a greater stability in revenue, as compared to a less dense distribution system in which each individual customer would have a more significant impact on operating results. For the past five years no retail customer accounted for more than 5% of our revenues.

         Wholesale Customers

         We are the principal supplier of power to MEA, Seward and HEA under separate wholesale power contracts. For 2003, our wholesale power contracts, including the fuel component, produced $58.4 million in revenues, representing 32% of our revenues and 45% of our total kWh sales to customers.

         MEA and HEA

         We have two power sales contracts with Alaska Electric Generation & Transmission Cooperative, Inc., (AEG&T): one for firm, all requirement sales to MEA and one for firm, partial requirement sales to HEA. AEG&T is a generation and transmission cooperative that was formed by MEA and HEA in the mid 1980's. Under each of these contracts, we sell power to AEG&T, which resells the power to MEA and HEA. MEA and HEA have recently indicated that they may be disbanding or substantially changing their relationship with AEG&T but no changes to our contracts have been made at this time. Under our contracts, each of MEA and HEA is obligated to pay us for the power sold to AEG&T even if AEG&T does not pay.

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

         On June 19, 2002, the RCA approved the request by Alaska Electric and Energy Cooperative, Inc. (AEEC) and AEG&T to Transfer Certificate of Public Convenience and Necessity No. 345 to serve as the power supplier of HEA, instead of AEG&T. HEA is the sole member of AEEC. As part of this transaction our power sales agreement was assigned to AEEC and the Nikiski dispatch agreement was assigned to HEA. Management does not expect a decline in revenue as a result of this transfer.

         Seward

         We currently provide nearly all the power needs of the City of Seward. In February 1998, we entered into a new power sales agreement with Seward that allows us to interrupt service to Seward up to 12 times per year and thereby reduces the demand charge by 1/3 (approximately $350,000 annually). This agreement was originally set to expire September 11, 2001, but we negotiated an amendment to the agreement that extended its term to January 31, 2006. The RCA conditionally approved the extension on July 9, 2001. The RCA required an amendment to the contract to include an option to re-negotiate the terms of the contract if rates were adjusted by the general rate case we filed in July 2001. Seward had three choices within sixty days of the final order. The choices were to continue the contract using the rate methodology adopted in the case, negotiate a new contract or give notice of termination effective twelve months from the effective date of the final order of the RCA. On December 17, 2003, Seward provided notice to Chugach of their election to continue with the contract, as amended, under the new permanent rates established by final order of the RCA in Docket No. U-01-108.

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

         In 2000, the RCA approved an amendment to our agreement with GVEA and a settlement of an inter-utility dispute. As a result, the market for economy energy sold to GVEA has now been divided into two parts. The larger part continues to be governed by a contractual priority right under our agreement with GVEA. Under this provision, if GVEA requires non-firm energy in sufficient quantities, we have an opportunity to sell two-thirds of the first 450,000 MWh and an additional 80% of the excess over 450,000 MWh of the non-firm energy that GVEA purchases each year if we are capable of producing that energy. Under the above provisions, non-firm sales to GVEA for the years 2003, 2002 and 2001 have been 191,616 MWh, 125,462 MWh and 81,924 MWh, respectively. No seller enjoys a contractual priority in making such sales. GVEA makes purchases from the seller offering the lowest competitive price.

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

         The RCA has exclusive regulatory control of our retail and wholesale rates, subject to appeal to the Alaska courts. Under Alaska law, financial covenants of an Alaskan electric cooperative contained in a debt instrument will be valid and enforceable, and rates set by the RCA must be adequate to meet those covenants. Under Alaska law, a cooperative utility that is negotiating to enter into a mortgage or other debt instrument that provides for a Times Interest Earned Ratio (TIER) greater than the ratio the RCA most recently approved for that cooperative must submit the mortgage or debt instrument to the RCA before the instrument takes effect. The rate covenants contained in the instruments that govern our outstanding long-term indebtedness do not impose any greater TIER requirement than those previously approved by the RCA.

         We expect to continue to recover changes in our fuel and purchased power expenses through routine fuel surcharge filings with the RCA. See "Management's Discussion and Analysis - Results of Operations - Overview."

         The Amended and Restated Indenture, which became effective January 22, 2003, governs all of our outstanding bonds and requires us to set rates expected to yield margins for interest equal to at least 1.10 times total interest expense. The CoBank Master Loan Agreement also requires Chugach to establish and collect rates reasonably expected to yield margins for interest equal to at least 1.10 times interest expense. On February 6, 2003, we received Order U-01-108(26) from the RCA, based on our 2000 test year general rate case, that revised our overall TIER downward from 1.35 to 1.30. Based on all the adjustments stated in Order U-01-108(26), see "Management's Discussion and Analysis - Results of Operations - Overview - Rate Regulation and Rates," for the year ended December 31, 2003, our achieved TIER was calculated to be 1.27.

         Our Service Areas and Local Economy

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

         Load Forecasts

         The following table sets forth our projected load forecasts for the next five years:

               Load (MWh)            2004            2005           2006            2007            2008
               ----------            ----            ----           ----            ----            ----

           Retail............      1,193,000       1,211,000      1,228,000       1,240,000       1,254,000
           Wholesale.........      1,178,000       1,204,000      1,230,000       1,244,000       1,244,000
           Economy...........        173,000         165,000        165,000         165,000         165,000
           Losses............        143,670         146,171        148,352         150,006         151,239
                  Total..........  2,687,670       2,726,171      2,771,352       2,799,006       2,814,239
                                   =========       =========      =========       =========       =========

         Sales are expected to increase over the next five years principally due to economic growth in the service sector. Our total energy requirements are expected to grow at an average annual rate of 1.3% from 2004 to 2008, retail sales at a rate of 1.3% and wholesale sales at a rate of 1.4%. These projections are based on assumptions that management believes to be reasonable. If one or more of these assumptions proves inaccurate in light of actual events, our actual load requirements for one or more of the years could vary materially from the forecast.

                               Item 2 - Properties

         General

         We have 530 megawatts of installed capacity consisting of 17 generating units at five power plants. These include 385.0 megawatts of operating capacity at the Beluga facility on the west side of Cook Inlet; 67.5 megawatts of power at the Bernice Lake facility on the Kenai Peninsula; 46.7 megawatts of power at IGT in Anchorage; and 19.2 megawatts at the Cooper Lake facility, which is also on the Kenai Peninsula. We also have 11.7 megawatts of capacity from the two Eklutna Hydroelectric Project generating units that we jointly own with MEA and AML&P. In addition to our own generation, we purchase power from the 126 megawatt Bradley Lake hydroelectric project owned by the Alaska Energy Authority
(AEA) through Alaska Industrial Development and Export Authority. The Bradley Lake facility is operated by HEA and dispatched by us. The Beluga, Bernice Lake and International facilities are all fueled by natural gas. We own our offices and headquarters, located adjacent to IGT in Anchorage. We also lease warehouse space for some generation, transmission and distribution inventory (including a small amount of office space).

         Generation Assets

         We own the land and improvements comprising our generating facilities at Beluga and International. We also own all improvements comprising our generating plant at Bernice Lake, located on land leased from HEA. The Bernice Lake ground lease expires in 2011. We are in the process of reviewing the lease. We have no reason to believe that we will not be able to renew the lease if desired. The Cooper Lake Hydroelectric Project is partially located on federal land. Consequently, we must operate the Project pursuant to a major project license granted to us by the Federal Energy Regulatory Commission (FERC) in May 1957. The current license expires in 2007, so we are preparing an application for a new license for continued operation of the project in consultation with state and federal agencies, non-governmental organizations and interested public. We anticipate that the FERC will conduct its relicensing process in a manner that allows us to continue operation of the Project after 2007.

         In 1997, we acquired a 30% interest in the Eklutna Hydroelectric Project. The plant is located on federal land pursuant to a United States Bureau of Land Management right-of-way grant issued in October 1997.

         Our principal generation units are Beluga 3, 5, 6, 7 and 8. These units have a combined capacity of 345.8 MW and meet most of our load. All other units are used principally as reserve. While the Beluga turbine-generators have been in service for many years, they have been maintained in good working order with periodic upgrades. Beluga Unit 3 had a major inspection in 2002 with combustion inspections performed in 2003. Beluga Unit 5 received a hot gas path inspection in 2002 with combustion inspections in 2003. The first major inspection of Beluga Unit 6 was performed in 2003 since the unit was repowered in 2000. During that inspection the first stage of blades and vanes designs were changed resulting in a gain in power output. Beluga Unit 7 was repowered in 2001. A combustion inspection was performed on Unit 7 during 2003 and its first major inspection after the repower will take place in 2004. Beluga Unit 8, a steam turbine, received a major inspection in 2002 and a routine annual inspection took place in 2003.

         The following matrix depicts nomenclature, run hours for 2003 and percentages of contribution and other historical information for all Chugach generation units.

                                                                                                Percent of
                                                                                                   total        Percent of
                   Commercial Operation                           Rating         Run hours      generation         time
     Facility              Date              Nomenclature         (MW)(1)         (2003)           hours        available
     --------              ----              ------------         -------         ------           -----        ---------





Beluga Power
Plant (3)
                 1         1968               GE Frame 5             19.6          409.1             0.80           88.18
                 2         1968               GE Frame 5             19.6          473.8             0.93           95.84
                 3         1972               GE Frame 7             64.8        5,459.3            10.66           89.51
                 5         1975               GE Frame 7             68.7        6,113.5            11.94           94.18
                 6         1975               AP 11DM-EV             79.2        6,448.5            12.59           73.61
                 7         1978               AP 11DM-EV             80.1        8,123.1            15.87           92.73
                 8         1981             BBC DK021150(2)          53.0        8,000.6            15.63           91.33
                                                                    -----
                                                                    -----
Bernice Lake                                                        385.0
Power Plant
                 2         1971               GE Frame 5             19.0           21.4             0.04           89.68
                 3         1978               GE Frame 5             26.0        2,146.6             4.19           97.08
                 4         1981               GE Frame 5             22.5        1,264.5             2.47           97.49
                                                                    -----
                                                                    -----
Cooper Lake                                                          67.5
Hydroelectric
Plant
                 1         1960              BBC MV 230/10            9.6        6,178.0            12.07           95.85
                 2         1960              BBC MV 230/10            9.6        5,943.6            11.61           95.97
                                                                    -----
                                                                    -----
IGT Power Plant                                                      19.2
                 1         1964               GE Frame 5             14.1          187.4             0.37           99.90
                 2         1965               GE Frame 5             14.1          406.3             0.79           91.37
                 3         1969            Westinghouse 191G         18.5           22.6             0.04           86.56
                                                                    -----
                                                                     46.7
Eklutna
Hydroelectric
Plant (4)
                 1         1955              Newport News             5.8          N/A(5)           N/A(5)           N/A5
                 2         1955            Oerlikon custom            5.9          N/A(5)           N/A(5)           N/A5
                                                                    -----
                                                                    -----
                                                                     11.7
System Total                                                        -----        51,198.3          100.00
                                                                    530.10
                                                                    =====

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

         Transmission and Distribution Assets

         As of December 31, 2003, our transmission and distribution assets included 39 substations and 402 miles of transmission lines, 928 miles of overhead distribution lines and 710 miles of underground distribution line. We own the land on which 20 of our substations are located and a portion of the right-of-way connecting our Beluga plant to Anchorage. As part of our 1997 acquisition of 30% of the Eklutna facility, we also acquired a partial interest in two substations and additional transmission facilities.

         Many substations and a substantial number of our transmission and distribution rights-of-way are the subject of federal or state permits and licenses. Under a federal license and a permit from the United States Forest Service, we operate the Quartz Creek transmission substation, substations at Hope, Summit Lake and Daves Creek, and transmission lines over all federal lands between Cooper Lake on the Kenai Peninsula and Anchorage. Long-term permits from the Alaska Division of Lands and the Alaska Railroad Corporation govern much of the rest of our transmission system outside the Anchorage area. Within the Anchorage area, we operate our University substation and several major transmission lines pursuant to long-term rights-of-way grants from the U.S. Department of the Interior, Bureau of Land Management, and transmission and distribution lines have been constructed across privately owned lands via easements across public rights-of-way and waterways pursuant to authority granted by the appropriate governmental entity.

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

         Other Property

         Bradley Lake. We are a participant in the Bradley Lake hydroelectric project, which is a 126 megawatt rated capacity hydroelectric facility near Homer on the southern end of the Kenai Peninsula that was placed into service in September 1991. The project is nominally scheduled at 90 megawatts to minimize losses and insure system stability. We have a 30.4% (27.4 megawatts as currently operated) share in the Bradley Lake project's output, and take Seward's and MEA's shares which we net bill to them, for a total of 45% of the project's capacity. We are obligated to pay 30.4% of the annual project costs regardless of project output.

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

         The length of our Bradley Lake power sales agreement is fifty years from the date of commercial operation of the facility (September, 1991) or when the revenue bond principal is repaid, whichever is the longer. The agreement may be renewed for successive forty-year periods or for the useful life of the project, whichever is shorter. We believe that our maximum annual liability for our take-or-pay obligations is approximately $4.1 million. We believe that so long as this project produces power taken by us for our use that this expense will be recoverable through the fuel surcharge mechanism. The share of Bradley Lake indebtedness for which we are responsible is approximately $44 million. Upon the default of a participant, and subject to certain other conditions, AEA is entitled to increase each participant's share of costs and output pro rata, to the extent necessary to compensate for the failure of the defaulting participant to pay its share, provided that no participant's percentage share is increased by more than 25%.

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

         Fuel Supply

         For 2003, 84% of our power was generated from gas, and 97% of that gas-fired generation took place at Beluga.

         Our primary sources of natural gas are the Beluga River Field producers (ConocoPhillips Alaska, Inc., AML&P, ChevronTexaco) and Marathon Oil Company (Marathon). ConocoPhillips, AML&P and ChevronTexaco each own one-third of the gas produced from the Beluga River Field and in 2003 provided approximately equal shares of the Beluga gas. We have approximately 310 billion cubic feet
(BCF) of remaining gas committed to us from Marathon and the Beluga River Field producers (including Period 3 gas). We currently use approximately 23.5 BCF of natural gas per year for firm service. We believe that this usage will increase approximately 0.5 BCF per year and estimate that our contract gas will last 10 to 15 years. Under almost all circumstances the deliverability supplied under our contracts is sufficient to meet all the needs of the Beluga Plant.

         Beluga River Field Producers

         We have similar requirements contracts with each of ConocoPhillips, AML&P and ChevronTexaco that were executed in April 1989, superseding contracts that had been in place since 1973. Each of the contracts with the Beluga River Field producers provides for delivery of gas on different terms in three different periods. Period 1 related to the delivery of gas previously committed by the respective producer under the 1973 contracts and ended in June 1996.

         During Period 2, which began in June 1996 and continues until the earlier of the delivery of 180 BCF of natural gas or December 31, 2013, we are entitled to take delivery of up to 180 BCF of natural gas (60 BCF per Beluga River Field producer). During this period, we are required to take 60% of our total fuel requirements at Beluga from the three Beluga River Field producers, exclusive of gas purchased at Beluga under the Marathon contract for use in making sales to GVEA or certain other wholesale purchasers. The price for gas during this period under the ConocoPhillips and AML&P contracts is approximately 88% of the price of gas under the Marathon contract (described below) ($2.3814 per thousand cubic feet (MCF) on January 1, 2004), plus taxes. The price during this period under the ChevronTexaco contract is approximately 110% of the price of gas under the Marathon contract (described below) ($2.9768 per MCF on January 1, 2004), plus taxes.

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

         We have supplemental, annually renewable contracts with the Beluga River Field producers to supply supplemental gas (for peak periods of energy usage) if they have it available in excess of the amounts guaranteed in the basic contracts. The supplemental gas contracts raise the daily deliverability of gas from the Beluga River Field producers to an aggregate of 85,200 MCF per day. The base price of the gas under these contracts is the same as the base price under the Marathon contract (described below), plus taxes. ConocoPhillips has verbally indicated that it intends to terminate their supplemental gas contract. Chugach will explore ways to cover these needs in the future.

         Marathon

         We entered into a requirements contract with Marathon in September 1988 for an initial commitment of 215 BCF. The contract expires on the earlier of December 31, 2015, or the date on which Marathon has delivered to us a volume of gas in total, which equals or exceeds 215 BCF, which we currently expect to occur by mid-2010. The base price for gas under the Marathon contract is $1.35 per MCF, adjusted quarterly to reflect the percentage change between the preceding twelve-month period and a base period in the average prices of West Texas Intermediate Crude Oil (a benchmark of the Light Sweet Crude Oil Futures Index), the Producer Price Index for natural gas, and the Consumer Price Index for heating fuel oil. The price on January 1, 2004, exclusive of taxes, was $2.7062 per MCF.

         Under the terms of the Marathon contract, Marathon generally provides the primary supply of gas required for sales to GVEA, all of our requirements at Bernice Lake, International and Nikiski and 40% of the requirements at Beluga, not related to sales to GVEA. Marathon also has a right of first refusal to provide additional gas under any sales agreements that we may enter into with electric utilities we do not currently serve. The terms of the Marathon contract also gave Marathon a right to provide additional volumes in the period following depletion of the initial commitment of 215 BCF. On June 13, 2001, we were notified that Marathon will not commit to supply any additional volumes.

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

         Cooper Lake

         Chugach discovered polychlorinated biphenyls (PCBs) in paint, caulk and grease at the Cooper Lake Hydroelectric plant during initial phases of a turbine overhaul. A FERC approved plan, prepared in consultation with the Environmental Protection Agency (EPA), was implemented to remediate the PCBs in the plant. As a condition of its approval of the license amendment for the overhaul project, FERC required Chugach to also investigate the presence of PCBs in Kenai Lake. A sampling plan was developed by Chugach in consultation with state and federal agencies and approved by FERC. In 2000, Chugach sampled sediments and fish collected from Kenai Lake and other waters. While low levels of PCBs were found in some sediment samples taken near the plant, no pathway from sediment to fish was established. While the levels of PCBs in fish from Kenai Lake were similar to levels found in fish from other lakes within the region, Chugach conducted additional sampling and analysis of fish in Kenai Lake and other waters and filed Chugach's final report dated April 1, 2002, with FERC, which analyzed the results of the sampling. Based on these analyses, Chugach concluded that no further PCB sampling and analysis in Kenai Lake was necessary. In a letter dated June 13, 2002, FERC informed Chugach that its review of the report supported Chugach's conclusions and agreed Chugach was not required to conduct further PCB sampling and analysis in Kenai Lake. In its recent order in Chugach's general rate case, Order U-01-108(26), the RCA permitted the costs associated with the overhaul and the PCB remediation to be recovered through rates. Consequently, management believes the costs of the PCB remediation and studies will have no material impact on Chugach's financial condition or results of operations.

                           Item 3 - Legal Proceedings

    Matanuska Electric Association, Inc., v. Chugach Electric Association, Inc., Superior Court Case No. 3AN-99-8152 Civil

         This action is a claim for a breach of the Tripartite Agreement, which is the contract governing the parties' relationship for a 25-year period from 1989 through 2014 and governing our sale of power to MEA during that time. MEA asserted we breached that contract by failing to provide information, by failing to properly manage our long-term debt, and by failing to bring our base rate action to a Joint Committee before presenting it to the RCA. The committee is defined in the power sales contract and consists of one MEA and two Chugach board members. All of MEA's claims have been dismissed. On April 29, 2002, MEA appealed the Superior Court's decisions relating to our financial management and our failure to bring our base rate action to the joint committee before filing with the RCA to the Alaska Supreme Court. We cross-appealed the Superior Court's decision not to dismiss the financial management claim on jurisdictional and res judicata grounds. Oral argument was heard by the Supreme Court on April 15, 2003. Management is uncertain as to the outcome and expects a decision within twelve months.

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

                      Item 5 - Market for Registrant's
               Common Equity and Related Stockholder Matters

                                 Not Applicable

                        Item 6 - Selected Financial Data

The following tables present selected historical information relating to financial condition and results of operations for the years ended December 31:


Balance Sheet Data                    2003             2002            2001             2000             1999
                                      ----             ----            ----             ----             ----

Plant, net:
  In service                        $450,888,424    $450,480,385     $452,964,686     $427,127,258     $398,544,496

Construction work in
  Progress                            16,560,438      20,224,302       28,887,008       42,027,617       47,257,296
                                      ----------      ----------       ----------       ----------       ----------

     Electric plant, net             467,448,862     470,704,687      481,851,694      469,154,875      445,801,792

Other assets                          91,342,641      99,510,187       93,429,493       70,591,105       72,553,745
                                      ----------      ----------       ----------       ----------       ----------

Total assets                        $558,791,503    $570,214,874     $575,281,187     $539,745,980     $518,355,537
                                    ============    ============     ============     ============     ============

Capitalization:
Long-term debt                       384,289,179     389,834,179      364,310,000      312,219,945      337,150,295

Equities and margins                 134,216,122     127,477,895      131,808,706      128,815,340      122,524,645
                                     -----------     -----------      -----------      -----------      -----------

Total capitalization                $518,505,301    $517,312,074     $496,118,706     $441,035,285     $459,674,940
                                    ============    ============     ============     ============     ============

Summary Operations Data

Operating revenues                  $184,032,413    $171,944,918     $178,595,214     $158,541,114     $142,644,327

Operating expenses                   156,003,029     149,369,936      147,496,721      126,430,273      110,456,886

Interest expense                      22,860,828      26,230,825       28,353,487       26,158,769       25,228,001

Amortization of gain on
Refinancing                                    0         188,082        1,123,973        1,440,479        1,092,620
                                               -         -------        ---------        ---------        ---------

Net operating margins                  5,168,556     (3,467,761)        3,868,979        7,392,551        8,052,060

Nonoperating margins                   1,084,564       1,451,611        1,670,157        2,287,227        1,615,374
                                       ---------       ---------        ---------        ---------        ---------

Assignable margins                    $6,253,120    $(2,016,150)       $5,539,136       $9,679,778       $9,667,434
                                      ==========    ============       ==========       ==========       ==========

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

         Times Interest Earned Ratio (TIER). Alaska electric cooperatives generally set their rates on the basis of TIER. TIER is determined by dividing the sum of assignable margins plus long-term interest expense (excluding capitalized interest) by long-term interest expense (excluding capitalized interest). Chugach's authorized TIER for rate-making purposes on a system basis is 1.30, which was ordered by the RCA in Order U-01-108(26). Generally, it is not possible to achieve the authorized TIER due to factors such as adjustments to the revenue requirement that eliminate certain ongoing costs and increases in the costs of operation that occur after the test year on which rates were based. Accordingly, we manage our business with a view toward achieving a TIER of 1.20 or greater. We achieved TIERs for the past five years as follows:

                    Year                      TIER
                    ----                      ----
                    2003                      1.27
                    2002                      0.92*
                    2001                      1.20
                    2000                      1.39
                    1999                      1.40

*The 2002 TIER was adversely affected by Order U-01-108(26) we received on February 6, 2003, from the RCA. See "Management's Discussion and Analysis - Results of Operations - Overview - Rate Regulation and Rates."

         Rate Regulation and Rates. Our rates are made up of two components:
"base rates" and "fuel surcharge rates." "Base rates" are composed of fixed and variable charges in connection with all components of providing electricity. Base rates include a fuel and purchased power component, which consist primarily of costs other than fuel and purchased power costs. "Fuel surcharge" rates take into account the rise and fall of fuel and purchased power costs and ensure collection of fuel and purchased power costs above the base component included in the base energy rate. The RCA approves the amounts paid by our wholesale and retail customers under base rates and approves the quarterly fuel surcharge filing authorizing rate changes in the fuel surcharge calculations. In addition, a Regulatory Cost Charge (RCC) is assessed on each retail customer invoice to fund Chugach's share of the RCA's budget. The RCC tax is revised annually by the RCA.

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

         As required by an Order from the RCA we filed a general rate case on July 10, 2001, based on the 2000 test year expenses. We requested a permanent base rate increase of 6.5%, and an interim base rate increase of 4.0%. On September 5, 2001, the RCA granted a 1.6% interim increase effective September 14, 2001. Chugach filed a petition for reconsideration and on October 25, 2001, the RCA approved an interim base rate increase of 3.97%. The additional rate increase was implemented on November 1, 2001. The interim rate increase was based on a normalized (adjusted for recurring expenses) test year and a system ratemaking TIER of 1.35. In this filing for permanent rates, Chugach proposed that margins be calculated using a return on rate base methodology rather than the TIER methodology previously used.

         As anticipated in Chugach's July 2001 original filing, on April 15, 2002, Chugach submitted a filing with the RCA to update certain known and measurable costs and savings that had occurred outside the 2000 Test Year. In the updated filing, Chugach reduced its base rate increase request from 6.5% to 5.7%, or approximately $0.9 million in the revenue requirement on a system basis. The revised filing also reflected an increase in depreciation expense of approximately $1.5 million due to the completion of the Beluga Unit 7 re-powering project and a reduction in annualized interest expense, due to Chugach's recent refinancing efforts, of $2.4 million. In that revised filing, Chugach continued to request $11.9 million in margins. As a result of reduced interest costs, this would have yielded an equivalent system TIER of 1.47.

         Three intervenors filed pre-filed testimony with the RCA in July 2002 opposing various aspects of Chugach's proposal. Chugach filed its reply testimony with the RCA on October 1, 2002. The hearing to resolve the outstanding issues associated with the 2000 test year rate case took place in November and December of 2002, concluding on December 13, 2002.

         Between February 6, 2003 and January 27, 2004, the RCA issued Order Nos. 26 through 38 addressing various components of Chugach's rate case. The orders that significantly impact Chugach are discussed below.

         Docket U-01-108, Order No. 26

         On February 6, 2003, Chugach received Order U-01-108(26) from the RCA. Order 26 resolved several issues in Chugach's favor:

o The RCA rejected intervenor mismanagement allegations regarding re-powering of Beluga Units 6, 7 and Cooper Lake Power Plant (CLPP)overhaul and PCB remediation.

o The RCA accepted Chugach's proposal to amortize the cost of Chugach's "rate lock" and did not question other refinancing activities.

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

o                 The RCA adjusted Chugach's system overall TIER downwards from
                  1.35 to 1.30, a difference of approximately $1.2 million in margins based on the 2000 test year. The Order will have similar impacts in subsequent years. As Chugach had requested that its permanent rates in this case be established with an effective TIER of 1.47, the 1.30 TIER reduced margins by approximately $4 million from those requested in our filing.

o The RCA required Chugach to treat Allowance for Funds Used During Construction/Interest During Construction (AFUDC / IDC) as a reduction to long-term interest expense, which reduces the revenue requirement by approximately $1.2 million, excluding TIER. With the required AFUDC/IDC adjustment alone, Chugach's effective TIER would be below a 1.30.

o The RCA required a 1.8 percentage point interest rate reduction (from 3.8% to 2%) on Chugach's $60.0 million of variable debt, which would equate to a revenue requirement reduction of approximately $1.1 million, excluding TIER.

o Chugach's overall Depreciation Study was approved, although the RCA did require approximately $0.7 million in downward adjustments, primarily related to Bernice Lake Units 2 - 4 and Chugach's North Submarine Cable field. This reduction in the revenue requirement will match Chugach's reduction in depreciation expense, resulting in a net effect of zero to margins in subsequent years.

         Order 26 required a refund of revenues collected in 2001 of approximately $1.1 million and in revenues collected in 2002 of approximately $6.0 million, which resulted in a net operating loss of $2 million in 2002. Under the Order, Chugach's financial performance for 2002 fell below the 1.10 level contained in the Rate Covenants in its Amended and Restated Indenture, the CoBank Master Loan Agreement and the MBIA Insurance Corporation's (MBIA) Reimbursement and Indemnity Agreement.

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

         The CoBank Master Loan Agreement requires Chugach to establish and collect rates reasonably expected to yield margins for interest equal to at least 1.10 times interest expense. CoBank waived the rate covenant as of December 31, 2002, and reduced the rate covenant for 2003 from 1.10 to 1.08. The Amended and Restated Indenture also requires Chugach, subject to any necessary regulatory approval, to establish and collect rates reasonably expected to yield margins for interest equal to at least 1.10 times total interest expense. If there occurs any material change in the circumstances contemplated at the time rates were most recently reviewed, the Amended and Restated Indenture requires Chugach to seek appropriate adjustments to those rates so that they would generate revenues reasonably expected to yield margins for interest equal to at least 1.10 times interest charges, subject to any necessary regulatory approval or determination.

         Docket U-01-108, Order No. 30

         On April 15, 2003, the RCA issued Order No. 30 in Docket U-01-108, significantly revising its earlier ruling by:

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

         On April 28, 2003, Chugach submitted a revised revenue requirement and cost of service study in compliance with RCA Order No. 30. The revised filing reflected adjustments related to the ratemaking treatment of AFUDC/IDC, interest expense, and legal expense, which had the impact of increasing Chugach's revenue requirement by $3.1 million.

         Docket U-01-108, Order No. 33

         On August 26, 2003, the RCA issued Order No. 33 and accepted Chugach's April 28, 2003 compliance filing, in part. The RCA re-reversed its earlier decision on the ratemaking treatment of AFUDC/IDC and required Chugach to comply with the RCA's original ruling contained in Order No. 26 that reduced the recovery of long-term interest expense by $1.2 million associated with AFUDC/IDC.

         On September 8, 2003, Chugach submitted its compliance filing to Order No. 33 to reflect the AFUDC/IDC adjustment.

         Docket U-01-108, Electronic Ruling

         On November 7, 2003, the RCA issued an electronic ruling approving Chugach's September 8 compliance filing and final rates in this docket. As a result, and in relation to prior-approved permanent rates, Chugach's rates on a system basis increased 0.07 percent, or an increase of 3.5 percent to retail customers and a decrease of 7.9 percent to wholesale customers.

         The results of the RCA's decision on final rates were implemented on November 10, 2003.

         Payment of Refunds

         Chugach filed timely appeals of RCA Orders 26, 30 and 33. Initially, Chugach obtained a stay of the Commission's orders, pending the outcome of the appeal. After receiving the results of Order 33, however, Chugach determined that removal of the stay on implementation of rates would increase Chugach revenues by approximately $0.7 million on an annual basis and Chugach, in a stipulated motion, asked the Court to remove the stay.

         On November 10, 2003, Chugach issued refunds in the following amounts, pursuant to Superior Court Order dated October 31, 2003, for demand and energy usage between September 2001 and September 2003:

           HEA                                                $1,762,774
           MEA                                                $2,901,290
           Seward                                             $  103,307

         Chugach issued additional refund amounts totaling $70,894 to HEA and $162,015 to MEA on December 29, 2003, for refund adjustments related to Chugach's pre-refinancing activity that took place in February 2002.

         Additional payments will be made to reflect interest on the refund amounts. The RCA has not yet determined what interest rate will be applied.

         Customers in Chugach's Small General Service rate class may also receive a refund. Chugach expects that approximately 2,100 Small General Service customers will receive refunds for electric service provided between January 31, 2003, and November 10, 2003. In Order No. 38, the RCA ruled that interest on Small General Service refunds would be applied at an annual rate of 3.034 percent. Chugach expects the refund amount to the Small General Service class will total approximately $0.6 million, including interest. Chugach expects this refund to be completed by mid-April, 2004.

         Chugach filed timely appeals of RCA Orders 26, 30 and 33. In its Appellant's brief dated February 18, 2004, Chugach asserted that the RCA's orders contained three errors:

o The split TIER decision unduly discriminates against retail customers;

o Interest expense was allocated on the basis of plant associated with G&T and Distribution rather than on the basis of debt associated with each function; and

o Chugach is entitled to include all of its interest expense in rates and the offset for Interest During Construction was not justified because nearly all of the plant that produced the IDC was in service by the time the new rate went into effect.

         Chugach's wholesale customer, MEA, also appealed the RCA's orders. In its Appellant's brief, MEA confined itself to the argument that the RCA's decision to normalize Chugach's variable rate debt at 3.8 percent and to authorize the corresponding interest expense constitutes error based on the historic rates prevailing for Chugach's variable rate debt.

         Prior to 2001, our base rates to our retail customers had not increased since 1994. As part of a settlement of disputes over rate adjustments with our wholesale customers (the "Settlement Agreement"), we agreed that our base rate for wholesale customers would not exceed 1995 levels at least through 1999 and could be reduced if those rates provide returns significantly higher than those specified in the settlement. As discussed below, we have granted refunds for rates based on our 1996 costs. The RCA issued an order on February 27, 2001, that no rate reduction or refunds were required based on our 1997 test year costs. According to an order issued by the RCA on March 15, 2002, no rate reduction or refunds were required based on our 1998 test year costs. Parties had until April 1, 2002, to file a request for reconsideration and until April 15, 2002, to file an appeal. Neither were filed by any party regarding this order. No additional test years remain to be reviewed under the Settlement Agreement. Our base rate changes, excluding fuel surcharges, for retail and wholesale classes for the years 2001 through 2003 were as follows:

         Rate Class *    2003               2002                  2001
         ----------      ----               ----                  ----
         Retail         0.24%               0.00%                 3.97%
         Wholesale:
              HEA      (10.9%)              0.00%                 3.97%
              MEA      (12.4%)              0.00%                 3.97%
              SES       (9.9%)              0.00%                 0.00%

         * Rate changes shown are based on percent changes as applied to demand and energy rate levels. The 2001 increase of 3.97 percent was applied on an interim and refundable basis to all classes except Small General Service, Lighting and Seward Electric System.

         Base rate changes in 2001 and 2003 were associated with Chugach's 2000 test period general rate case.

         Fuel Surcharge. We pass fuel and purchased power costs above base amounts included in the base rate directly to our wholesale and retail customers through the fuel surcharge mechanism. Changes in fuel and purchase power costs are primarily due to fuel price adjustment mechanisms in our gas supply contracts based on natural gas, crude oil and fuel oil indexed price changes. We pass these costs directly to our retail and wholesale customers. The fuel surcharge is approved on a quarterly basis by the RCA. There are no limitations on the number or amount of fuel surcharge rate changes. Increases in our fuel and purchased power costs result in increased revenues while decreases in these costs result in lower revenues. Therefore, revenue from the fuel surcharge normally does not impact margins.

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

         Year ended December 31, 2003, compared to the years ended December 31, 2002, and 2001

         Margins

         Our margins for the years ended December 31 were as follows:

                                            2003                         2002                        2001
                                            ----                         ----                        ----

Net Operating Margins                    $ 5,168,556                 $(3,467,761)                 $3,868,979
Nonoperating Margins                     $ 1,084,564                 $ 1,451,611                  $1,670,157
                                         -----------                  ----------                  ----------
Assignable Margins                       $ 6,253,120                 $(2,016,150)                 $5,539,136
                                         ===========                 ============                 ==========

         The increase in assignable margins in 2003 of $8.3 million, or 410%, was due in part to the reversal of $5.2 million of the provision for rate refunds that was recorded in 2002 and a decrease in interest expense caused by lower interest rates. The decrease in assignable margins in 2002 of $7.6 million, or 136%, was due to the provision for rate refunds Chugach was required to record as a result of RCA Order U-01-108(26).

         Nonoperating margins include interest income, allowance for funds used during construction, capital credits and patronage capital allocations. Nonoperating margins decreased in 2003 from 2002 by $367,000, or 25%, due to lower interest rates, as well as a decrease in allocations of patronage capital from CoBank. Nonoperating margins decreased in 2002 from 2001 by $219,000, or 13%, due to the same reasons in 2003.

         Revenues

         Operating revenues include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues. In 2003, operating revenues were $12.1 million, or 7%, higher than in 2002 due in part to increased sales and to a $5.2 million partial reversal recorded in 2003 of a $7.1 million provision for rate refund recorded in 2002 and an increase of $2.5 million in economy energy sales to GVEA. In addition, fuel costs were higher in 2003 and recovered in revenue through the fuel surcharge mechanism. In 2002, operating revenues were $6.7 million, or 4%, lower than in 2001 due to a $7.1 million provision for rate refund we recorded in 2002, calculated based on the requirements set forth in RCA Order U-01-108(26). In addition, recoverable fuel and purchased power expenses were lower in 2002 due to lower fuel prices. The major components of our operating revenue for the year ended December 31 were as follows:


                                                    2003                    2002                   2001
                                                    ----                    ----                   ----

           Retail                                $115,717,488            $110,082,014          $112,026,122
           Wholesale
                    HEA                            21,733,244              22,035,973            24,260,072
                    MEA                            34,205,260              30,018,227            33,706,678
                    Seward                          2,461,200               2,709,752             2,816,970
           Economy energy                           7,112,276               4,567,179             3,354,719
           Other                                    2,802,945               2,531,773             2,430,653
                                                    ---------               ---------             ---------
                    Total revenue                $184,032,413            $171,944,918          $178,595,214
                                                 ============            ============          ============

         We make economy sales to GVEA. These sales commenced in 1988 and have contributed to our growth in operating revenues. We do not take such economy sales into consideration in our long-range resource planning process because these sales are non-firm sales that depend on GVEA's need for additional energy and our available generating capacity at the time. In 2003, 2002, and 2001, economy sales to GVEA constituted approximately 4.0%, 2.7%, and 1.9%, respectively, of our sales revenues. The increase in economy sales in 2003 from 2002 was due to GVEA maintenance schedule as well as it's higher fuel prices than Chugach's, which made it more economical for GVEA to purchase power from Chugach rather than generate its own. The increase in economy sales in 2002 from 2001 was also due to GVEA's higher fuel prices.

         Expenses

         The major components of our operating expenses for the years ended December 31 were as follows:

                                                                     2003                2002                2001
                                                                     ----                ----                ----
         Fuel                                                     $46,667,262         $46,822,943         $56,130,437
         Other power production                                    13,961,565          13,500,103          12,397,465
         Purchased power                                           18,244,921          18,750,936          14,717,318
         Transmission                                               4,511,002           3,930,902           3,545,707
         Distribution                                              10,866,251          10,869,335          10,417,736
         Consumer accounts                                          5,589,788           5,594,572           5,121,394
         Sales expense                                                      0                   0             495,523
         Administrative, general and other                         26,370,189          22,251,895          19,574,476
         Depreciation                                              27,792,051          27,649,250          25,096,665
                                                                   ----------          ----------          ----------
            Total operating expenses                             $156,003,029        $149,369,936        $147,496,721
                                                                 ============        ============        ============

         Fuel

         Fuel expense did not vary materially in 2003 from 2002. Fuel expense decreased by $9.3 million, or 17%, in 2002 from 2001 due to lower fuel prices, as well as lower volume purchases in 2002. Other power production expense did not vary materially in 2003 from 2002.

         Other Power Production

         Other power production expense increased in 2002 from 2001 by $1.1 million, or 9%, due primarily to scheduled maintenance and inspections on multiple units at Beluga and Bernice Lake.

         Purchased Power

         Purchased power costs did not vary materially in 2003 from 2002. Purchased power costs increased by $4.0 million, or 27%, from 2001 to 2002 due to the full-year impact of the new contract with AEG&T/HEA regarding Nikiski Unit 1 and also a slight increase in the cost of power from Bradley Lake due to operation and maintenance activities.

         Transmission

         Transmission expense increased in 2003 from 2002 by $580 thousand, or 15%, due to transmission substation maintenance being performed in 2003 that had been deferred in 2002 as a result of not being able to schedule the necessary outages to perform the maintenance. In addition, transmission right of way clearing had been deferred in 2002 as a result of permitting issues was also performed in 2003. Transmission expense increased in 2002 from 2001 by $385 thousand, or 11%, due to an increase in patrolling of the 138kV and 230kV lines, bird nest removals and supporting rod replacements.

         Distribution

         Distribution expense did not vary materially in 2003 from 2002. Distribution expense increased in 2002 from 2001 by $452 thousand, or 4%, due to an increase in trouble calls relating to outages and damage claims. In addition, expenses in 2002 were higher due to an increase in the number of locates associated with an increase in local construction activity. Distribution substation maintenance also increased due to problems discovered while utilizing new predictive maintenance technology at multiple substations.

         Consumer Accounts

         Consumer accounts expense did not vary materially in 2003 from 2002. Consumer accounts expense increased by $473 thousand, or 9%, from 2001 to 2002, due to increased costs associated with billing and remittance processing as well as increased bank and credit card fees. There was also a shift in the activities of the Marketing Department from sales to customer information activities.

         Sales

         There was no sales expense in 2003. Sales expense decreased in 2002 from 2001 by $496 thousand, or 100%, due to the elimination of the Marketing Department in 2002.

         Administrative, General and Other

         Administrative, general and other expenses increased by $4.1 million, or 18.5%, due to a $1.8 million write down of an impaired asset, a $500 thousand write-off of the Kenai Lake PCBs study and a $465 thousand write-off of the Southern Intertie study, a $387 thousand increase in allocated information services costs, a $445 thousand increase in insurance costs and a $207 thousand donation of an obsolete inventory item. Administrative, general and other expenses increased by $2.7 million, or 14% in 2002 from 2001, due to increased consulting and outside counsel expenses related to the 2000 Test Year rate case. In addition, a liability for our National Rural Electric Cooperative Association (NRECA), past service cost adjustment was expensed in 2002. Insurance costs recorded in 2002 were also higher than in 2001.

         Depreciation

         We use remaining life rates set forth in the most recently approved depreciation study. Depreciation expense did not vary materially in 2003 from 2002. Depreciation expense increased in 2002 from 2001 by $2.6 million, or 10%, due to an increase in capitalized plant, as well as the implementation of new depreciation rates, effective January 1, 2002, as a result of RCA Order U-01-108(26).

         Interest

         Interest on long-term obligations decreased $3.1 million, or 12% in 2003 from 2002, due to lower interest rates. Interest on long-term obligations decreased by $967 thousand, or 4% in 2002 from 2001, due to the refinancing completed in February 2002 and lower interest rates. This decrease was slightly offset by the write-off of the gain on the 1991 refinanced debt against the premium paid to refinance, as well as the associated transaction costs.

         Interest on short-term borrowing decreased $137 thousand, or 46% in 2003 from 2002, due to a decrease in short-term borrowing, as well as decreased interest rates. Interest on short-term obligations decreased by $866 thousand, or 74% in 2002 from 2001, due to the same reasons as in 2003. Interest charged to construction did not vary materially in 2003 from 2002.

         Interest charged to construction decreased in 2002 from 2001 by $646 thousand, or 61%, due to a lower average balance in Construction Work in Progress and lower interest rates. Net interest expense includes interest on long-term obligations and short-term obligations, reduced by interest charged to construction.

         Patronage Capital (Equity)

         The following table summarizes our patronage capital and total equity position for the years ended December 31:

                                                                2003               2002               2001
                                                                ----               ----               ----

    Patronage capital at beginning of year                  $120,148,502       $125,184,374       $122,925,253
    Retirement of capital credits
    and estate payments                                          (60,208)        (3,019,722)        (3,280,015)
    Assignable margins                                         6,253,120         (2,016,150)         5,539,136
                                                               ---------        -----------          ---------
    Patronage capital at end of year                         126,341,413        120,148,502        125,184,374
    Other equity                                               7,874,709          7,329,393          6,624,332
                                                               ---------          ---------          ---------
    Total equity at end of year                             $134,216,122       $127,477,895       $131,808,706
                                                            ============       ============       ============

         We credit to our members all amounts received from them for the furnishing of electricity in excess of our operating costs, expenses and provision for reasonable reserves. These excess amounts (i.e., assignable margins) are considered capital furnished by the members, and are credited to their accounts and held by us until such future time as they are retired and returned without interest. Approval of distributions of these amounts to members, also known as capital credits, is at the discretion of our Board of Directors. We currently have a practice of retiring patronage capital on a first in, first out basis for retail customers. In 2003, the Board of Directors was unable to authorize a capital credit retirement due to covenant restrictions contained in the Amended and Restated Indenture. At December 31, 2002, we retired all retail capital credits attributable to margins earned in periods prior to and including 1985 retail capital credits. Prior to 2000, wholesale capital credits had been retired on a 10-year cycle pursuant to an approved capital credit retirement program, which was contained in the Chugach business plan. However, in 2000 we implemented a plan to return the capital credits of wholesale and retail customers on a 15-year rotation.

         The Amended and Restated Indenture prohibits us from making any distributions, payment or retirement of patronage capital to our customers if an event of default under the Amended and Restated Indenture exists. Otherwise, we may make distributions to our members in each year equal to the lesser of 5% of our patronage capital or 50% of assignable margins for the prior fiscal year. This restriction does not apply if, after the distribution, our aggregate equities and margins as of the end of the immediately preceding fiscal quarter are equal to at least 30% of our total liabilities and equities and margins.

         Under our Master Loan Agreement with CoBank, we also may not declare or pay any dividend or make any distributions to members or retirements of patronage capital if, giving effect to such distribution an event of default under the Master Loan Agreement exists, or our equities and margins as of the end of our most recent fiscal quarter would be less than thirty percent (30%) of the sum of our total long-term debt plus equities and margins at that time. However, as long as no event of default exists under the Master Loan Agreement with CoBank and the ratio of our equities and margins to the sum of total long-term debt plus equities and margins would not be less than 22%, we may make a distribution of up to the lesser of (x) five percent (5%) of our aggregate equities and margins as of the end of the immediately preceding fiscal year or
(y) fifty percent (50%) of the prior fiscal year's margins.

         We also retire our patronage credits through annual payments to our members. The table below sets forth a five-year summary of anticipated capital credit retirements:

                  Year Ending                   Total

                    2004                      $3,000,000
                    2005                       3,000,000
                    2006                       2,600,000
                    2007                       2,900,000
                    2008                       3,500,000

         Sale of a Segment

         As of March 6, 2001, with an effective date of March 20, 2001, Chugach sold the majority of its internet service provider assets related to dial-up services (excluding DSL services) to General Communication Incorporated. The aggregate purchase price was $759,049 at closing, plus an additional amount of $70,075, which was based on number of subscriber accounts retained during the ninety-day transition period following closing. These transactions resulted in a loss of $258,073.

         Changes in Financial Condition

         Assets

         Total assets decreased by $11.4 million, or 2%, from December 31, 2002, to December 31, 2003. The net decrease was due to a $3.3 million decrease in net utility plant, caused by an increase in accumulated depreciation due to plant capitalized in prior periods. The decrease was also attributed to a $7.6 million decrease in accounts receivable due to several large billings to the State of Alaska for completed projects in 2002. There was also a decrease of $4.5 million in deferred charges caused by the write-off of several studies, as well as a $1.9 million decrease in materials and supplies caused by the use of generation inventory items purchased in 2002 for scheduled maintenance projects in 2003. These decreases were offset by an increase of $3.9 million in cash and cash equivalents caused by the collection of the State of Alaska billings discussed above and an increase of $2.0 million in fuel cost recovery caused by the under-collection of the prior quarter's fuel cost.

         Liabilities and Equities

         Changes in total liabilities include a $6.1 million decrease in short-term obligations caused by the collection of outstanding accounts receivable used to pay off the line of credit. There was also a $6.4 million decrease in provision for rate refund caused by an adjustment calculated by RCA Order 30. (See "Management's Discussion and Analysis - Results of Operations - Rate Regulation and Rates.") Long-term obligations decreased by $5.5 million due to continued principal payments on our long-term debt. Other current liabilities also decreased by $1.2 million due to the payment of purchased power invoices by year-end and the decrease in patronage capital payable caused by patronage capital not being returned in 2003. There was also a $500 thousand decrease in deferred credits caused by a decrease in customer advances on line extensions and a $364 thousand decrease in fuel cost payable due to our under-collection of the prior quarter's fuel cost creating a fuel cost receivable instead of a payable at year-end. These decreases were offset by an increase of $1.9 million in fuel expense due to higher fuel prices.

         Changes in equities include a $6.7 million increase in patronage capital due primarily to margins earned and patronage capital not being returned in 2003.

         Inflation

         We do not believe that inflation has a significant effect on our operations.

         Contractual Obligations and Commercial Commitments

         The following are Chugach's contractual and commercial commitments as of December 31, 2003:

Contractual cash obligations:       (In thousands)
   Payments Due By Period

                                 Total         2004       2005-2006       2007-2008        Thereafter

Long-term debt                  $389,834      $5,545         $22,257        $18,969          $343,063
Short-term debt*                       0           0               0              0                 0
                                       -           -               -              -                 -
Total                           $389,834      $5,545         $22,257        $18,969          $343,063

Commercial Commitments:             (In thousands)
                                                           Amount of Commitment
                                                          Expiration Per Period
                                 Total         2003       2004-2005       2006-2007        Thereafter
Lines of credit-available *          $70         $70              $0             $0                $0

*At December 31, 2003, Chugach had $70 million in lines of credit available with various financial institutions, which fund capital requirements. At December 31, 2003, there was no outstanding balance on the lines of credit, therefore, the available borrowing capacity under these lines of credit was $70 million.

Purchase obligations:

         Chugach is a participant and has a 30.4% share in the Bradley Lake hydroelectric project (See "Item 2-Properties-Other Property-Bradley Lake.") This contract runs through 2041. We have agreed to pay a like percentage of annual costs of the project, which has averaged $4 million over the past five years. We believe these costs, adjusted for inflation, reasonably reflect anticipated future project costs.

         Our primary sources of natural gas are the Beluga River Field producers and Marathon Oil Company (See "Item 2-Properties-Fuel Supply-Beluga River Field Producers/Marathon.") We have contracts with each of these producers with varying expiration dates that generally require us to purchase from them all of our fuel requirements for our Beluga plant. The current phase of these contracts expires in December 2013. Our fuel costs vary due to the impact of the energy future indices used to index the price of fuel and are inherently difficult to predict. We pass fuel costs directly to our wholesale and retail customers through the fuel surcharge mechanism (See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Fuel Surcharge.")

         Liquidity And Capital Resources

         We satisfy our operational and capital cash requirements primarily through internally generated funds, a $50 million line of credit from NRUCFC, which was renewed for a five-year term on October 15, 2002, and a $20 million line of credit with CoBank, which expires December 31, 2004, subject to renewal at the discretion of the parties. At December 31, 2003, there was no outstanding balance with CFC or CoBank.

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

         Principal maturities and sinking fund payments of our outstanding indebtedness at December 31, 2003 are set forth below:

         Year Ending                    Sinking Fund          Principal maturities
         December 31                     Requirement                                           Total
           2004                           4,600,000                   945,000               $5,545,000
           2005                           4,900,000                11,031,393               15,931,393
           2006                           5,200,000                 1,125,687                6,325,687
           2007                           5,500,000                 6,228,569               11,728,569
           2008                           5,900,000                 1,340,725                7,240,725
        Thereafter                      299,600,000                43,462,805              343,062,805
                                        -----------                ----------              -----------
                                       $325,700,000               $64,134,179             $389,834,179
                                       ============               ===========             ============

         During 2003 we spent approximately $26.5 million on capital construction projects, net of reimbursements, which includes interest capitalized during construction. We develop five-year capital improvement plans that are updated every year. Our capital improvement requirements are based on long-range plans and other supporting studies and are executed through the five-year capital improvement program. Set forth below is an estimate of capital expenditures for the years 2004 through 2008:

                               2004 $32.7 million
                               2005 $25.3 million
                               2006 $27.1 million
                               2007 $30.2 million
                               2008 $43.2 million

         The anticipated large increase in capital expenditures in 2004 represents the construction of a transmission line from the International Power Plant to University Station via new South Anchorage Bulk Substation and an overhaul of Beluga unit 7.

         We expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 2004 and thereafter.

         Financing

         On August 8, 2003, citing a recent decline in financial margins, concern regarding regulatory support for the credit quality and certain challenges associated with Chugach's exceptionally large amount of non-amortizing debt, Standard & Poor's rating service downgraded Chugach's 2001 Series A, 2002 Series A and 2002 Series B Bonds from "A Stable" rating to "A-minus Negative" rating.

         On December 12, 2003, Fitch Ratings downgraded the above referenced bonds from "A" to "A-" and "Credit Watch with Negative Outlook" was changed to "Stable Outlook." The downgrade reflected a negative stance taken by the RCA toward Chugach in 2003 and tighter projected financial protection measures as a result.

         The ratings with Moody's Investors Service have not been affected. The 2001 Series A and 2002 Series A and B Bonds are still insured by MBIA Insurance Corporation.

         Off-Balance Sheet Arrangements

         We have not created, and are not party to, any special-purpose or off-balance-sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources.

         Critical Accounting Policies

         Our accounting and reporting policies comply with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires that management apply accounting policies and make estimates and assumptions that affect results of operations and reported amounts of assets and liabilities in the financial statements. Significant accounting policies are described in Note 1 to the financial statements (See "Financial Statements and Supplementary Data."). Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach's financial condition and results of its operations, and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under accounting principles general accepted in the United States of America. For all of these policies management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with Chugach's Audit Committee.

         The following policies are considered to be critical accounting policies for the year ended December 31, 2003.

         Electric Utility Regulation

         Chugach is subject to regulation by the RCA. The RCA sets the rates Chugach is permitted to charge customers based on allowable costs. As a result, Chugach applies FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Through the ratemaking process, the regulators may require the inclusion of costs or revenues in periods different than when they would be recognized by a non-regulated company. This treatment may result in the deferral of expenses and the recording of related regulatory assets based on anticipated future recovery through rates or the deferral of gains or creation of liabilities and the recording of related regulatory liabilities. The application of Statement No. 71 has a further effect on Chugach's financial statements as a result of the estimates of allowable costs used in the ratemaking process. These estimates may differ from those actually incurred by the Company; therefore, the accounting estimates inherent in specific costs such as depreciation and pension and post-retirement benefits have less of a direct impact on Chugach's results of operations than they would on a non-regulated company. As reflected in Note 1 to the financial statements under "Deferred Charges and Credits", significant regulatory assets and liabilities have been recorded. Management reviews the ultimate recoverability of these regulatory assets and liabilities based on applicable regulatory guidelines. However, adverse legislation and judicial or regulatory actions could materially impact the amounts of such regulatory assets and liabilities and could adversely impact Chugach's financial statements.

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

         New Accounting Standards

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

         Chugach implemented SFAS 150 January 1, 2004. The impact of this Statement on the financial statements was not material.

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

         Interest Rate Risk

         The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of December 31, 2003, and 2002:

                                      2003
                                                                                                         Fair
Total Debt*               2004       2005       2006       2007      2008     Thereafter      Total       Value
-----------               ----       ----       ----       ----      ----     ----------      -----       -----


Fixed rate                   $0    $10,000         $0         $0       $0       $270,000    $280,000    $308,590

Average
interest rate                 -      7.76%          -          -        -          6.39%       6.44%

Variable rate            $5,545     $5,931     $6,326    $11,729   $7,241        $73,063    $109,834    $109,834

Average
interest rate             1.38%      1.38%      1.38%      1.98%    1.38%          2.08%       1.91%

    *    Includes current portion

                                      2002
                                                                                                          Fair
Total Debt*               2003       2004       2005       2006       2007     Thereafter      Total       Value
-----------               ----       ----       ----       ----       ----     ----------      -----       -----

Fixed rate                 $866       $945    $11,031     $1,126    $6,228       $314,804    $335,000    $365,279

Average
interest rate             5.60%      5.60%      7.56%      5.60%     5.60%          6.27%       6.29%

Variable rate           $10,381     $4,600     $4,900     $5,200    $5,500        $35,500     $66,081     $66,081

Average
interest rate             2.44%      1.40%      1.40%      1.40%     1.40%          1.40%       1.56%

   *    Includes current portion

         Chugach is exposed to market risk from changes in interest rates. A 100 basis-point change (up or down) would increase or decrease our interest expense by approximately $55,450, based on $5,545,000 of variable debt outstanding at December 31, 2003.

         To manage interest rate exposure for refinancing the 1991 Series A Bonds due 2022, on their first available call date, March 15, 2002, we entered into a treasury rate-lock agreement with Lehman Brothers Financial Products Inc., (Lehman Brothers) in March 1999. The treasury rate-lock agreement had a settlement date of February 15, 2002. On May 11, 2001, we terminated the $18.7 million U.S. Treasury portion of the treasury rate-lock agreement in receipt of payment of $10,000 by Lehman Brothers. On December 7, 2001, we terminated 50%, $98.0 million, of the 10-year U.S. Treasury portion of the treasury rate-lock agreement for a settlement payment of $4 million to Lehman Brothers. We settled the remaining 50% of the treasury rate-lock agreement for $3 million on December 19, 2001. On January 14, 2002, we entered into an 18-day rate lock agreement with JP Morgan on the $120 million 10-year term bond of the proposed 2002 refinancing. We terminated the rate lock on February 1, 2002, which generated a payment to us of $1.2 million. All of the settlement payments were accounted for as regulatory assets and amortized over the life of the corresponding debt, which was authorized by the RCA in Order U-01-108(26).

         Commodity Price Risk

         Chugach's gas contracts provide for adjustments to gas prices based on fluctuations of certain commodity prices and indices. Because purchased power costs are passed directly to our wholesale and retail customers through a fuel surcharge mechanism, fluctuations in the price paid for gas pursuant to long-term gas supply contracts does not normally impact margins.

              Item 8 - Financial Statements and Supplementary Data






                          Independent Auditors' Report



The Board of Directors
Chugach Electric Association, Inc.


We have audited the accompanying balance sheets of Chugach Electric Association, Inc. (Chugach) as of December 31, 2003 and 2002, and the related statements of revenues, expenses and patronage capital and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of Chugach's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chugach Electric Association, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

                                  /s/ KPMG, LLP


February 13, 2004
Anchorage, Alaska

                       Chugach Electric Association, Inc.
                                 Balance Sheets
                           December 31, 2003 and 2002


                                    Assets                                             2003              2002
                                    ------                                             ----              ----
Utility plant (notes 1, 3, 12 and 13):

     Electric plant in service                                                     $744,260,390      $730,439,297

     Construction work in progress                                                   16,560,438        20,224,302
                                                                                     ----------        ----------

                                                                                    760,820,828       750,663,599

     Less accumulated depreciation                                                  293,371,966       279,958,912
                                                                                    -----------       -----------

         Net utility plant                                                          467,448,862       470,704,687

Other property and investments, at cost:

     Nonutility property                                                                  3,550             3,550

     Investments in associated organizations (note 4)                                11,381,796        10,963,715
                                                                                     ----------        ----------

                                                                                     11,385,346        10,967,265
Current assets:

     Cash and cash equivalents, including repurchase agreements of
     $12,663,761 in 2003 and $8,007,424 in 2002                                      11,185,086         7,284,292

     Cash-restricted construction funds                                                 488,846           598,864

     Special deposits                                                                   222,163           222,163

     Accounts receivable, less provision for doubtful accounts of $273,793
     in 2003 and $313,545 in 2002                                                    18,812,199        26,410,264

     Fuel cost recovery (note 1)                                                      2,032,730                 0

     Materials and supplies                                                          21,888,794        23,747,590

     Prepayments                                                                      1,458,649         1,953,350

     Other current assets                                                               357,265           336,798
                                                                                        -------           -------

         Total current assets                                                        56,445,732        60,553,321

Deferred charges, net (notes 5 and 14)                                               23,511,563        27,989,601
                                                                                     ----------        ----------

Total assets                                                                       $558,791,503      $570,214,874
                                                                                   ============      ============

See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
                            Balance Sheets, Continued
                           December 31, 2003 and 2002

                            Liabilities & Equities                                     2003              2002
                            ----------------------                                     ----              ----

Equities and margins (note 6 and 7):

     Memberships                                                                     $1,155,818        $1,108,243

     Patronage capital                                                              126,341,413       120,148,502

     Other                                                                            6,718,891         6,221,150
                                                                                      ---------         ---------

Total equities and margins                                                          134,216,122       127,477,895

Long-term obligations, excluding current installments (notes 8, and 9):

     2001 Series A Bonds payable                                                    150,000,000       150,000,000

     2002 Series A Bonds payable                                                    120,000,000       120,000,000

     2002 Series B Bonds payable                                                     51,100,000        55,700,000

     National Bank for Cooperatives Promissory Notes payable                         63,189,179        64,134,179
                                                                                     ----------        ----------
                                                                                    384,289,179       389,834,179
Current liabilities:

     Current installments of long-term obligations (notes 8 and 9)                    5,545,000         5,165,821

     Short-term obligations (note 8)                                                          0         6,081,250

     Accounts payable                                                                 7,676,906         7,719,974

     Provision for rate refund (note 2)                                                 671,071         7,050,000

     Consumer deposits                                                                1,834,752         1,826,265

     Fuel cost payable (note 1)                                                               0           363,862

     Accrued interest                                                                 6,165,790         6,381,106

     Salaries, wages and benefits                                                     4,886,600         4,977,594

     Fuel                                                                             9,006,758         7,095,402

     Other current liabilities                                                          785,760         2,027,938
                                                                                        -------         ---------

         Total current liabilities                                                   36,572,637        48,689,212

Deferred credits (note 10)                                                            3,713,565         4,213,588
                                                                                      ---------         ---------

Total liabilities and equities                                                     $558,791,503      $570,214,874

                                                                                   ============      ============
See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
             Statements of Revenues, Expenses and Patronage Capital
                  Years ended December 31, 2003, 2002 and 2001

                                                                    2003             2002             2001
                                                                    ----             ----             ----
Operating revenues (note 2)                                     $184,032,413     $171,944,918     $178,595,214
Operating expenses:
     Fuel                                                         48,667,262       46,822,943       56,130,437
     Other power production                                       13,961,565       13,500,103       12,397,465
     Purchased power                                              18,244,921       18,750,936       14,717,318
     Transmission                                                  4,511,002        3,930,902        3,545,707
     Distribution                                                 10,866,251       10,869,335       10,417,736
     Consumer accounts                                             5,589,788        5,594,572        5,121,394
     Sales expense                                                         0                0          495,523
     Administrative, general and other (note 1)                   26,370,189       22,251,895       19,574,476
     Depreciation                                                 27,792,051       27,649,250       25,096,665
                                                                  ----------       ----------       ----------
             Total operating expenses                            156,003,029      149,369,936      147,496,721
Interest expense:
     On long-term obligations                                     23,110,239       26,161,891       27,128,662
     Charged to construction - credit                              (411,312)        (418,078)      (1,063,643)
     On short-term obligations                                       161,901          298,930        1,164,495
                                                                     -------          -------        ---------
             Net interest expense                                 22,860,828       26,042,743       27,229,514
                                                                  ----------       ----------       ----------
             Net operating margins                                 5,168,556      (3,467,761)        3,868,979
Nonoperating margins:
     Interest income                                                 325,324          774,814          679,640
     Other                                                           679,179          897,761        1,236,907
     Property gain (loss)                                             80,061        (220,964)        (246,390)
                                                                      ------        ---------        ---------
            Assignable margins                                     6,253,120      (2,016,150)        5,539,136
Patronage capital at beginning of year                           120,148,502      125,184,374      122,925,253
Retirement of capital credits and estate payments (note 6)          (60,208)      (3,019,722)      (3,280,015)
                                                                    --------      -----------      -----------
Patronage capital at end of year                                $126,341,413     $120,148,502     $125,184,374
                                                                ============     ============     ============

See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
                            Statements of Cash Flows
                  Years ended December 31, 2003, 2002 and 2001

                                                                             2003             2002              2001
                                                                             ----             ----              ----
Operating activities:
Assignable margins                                                         $6,253,120     $(2,016,150)        $5,539,136
Adjustments to reconcile assignable margins to net cash
provided by operating activities:
     Provision for rate refund                                            (1,400,000)        7,050,000                 0
     Depreciation and amortization                                         33,780,103       33,472,159        30,265,821
     Capitalization of interest                                             (487,359)        (491,349)       (1,370,319)
     Impairment of long-lived asset                                         1,846,816                0                 0
     Property (gains) losses, net                                            (80,061)          220,964           246,390
     Write-off of deferred charges                                          1,088,260                0                 0
     Other                                                                      1,145            1,568          (19,169)
     Changes in assets and liabilities:
     (Increase) decrease in assets:
          Special deposits                                                          0                0          (10,000)
          Accounts receivable                                               7,598,064      (4,107,864)       (3,101,488)
          Fuel cost recovery                                              (2,032,730)        3,591,963         (676,230)
          Materials and supplies                                            1,858,796        (925,587)       (7,464,805)
          Prepayments                                                         494,702      (1,325,806)           127,732
          Other assets                                                       (20,468)          (1,044)           (3,507)
          Deferred charges                                                (1,887,037)      (4,479,028)      (13,761,107)
     Increase (decrease) in liabilities:
          Accounts payable                                                   (43,068)      (3,292,931)         1,519,030
          Provision for rate refund                                       (4,978,929)
          Consumer deposits                                                     8,487          222,574           279,478
          Fuel cost payable                                                 (363,862)          363,862                 0
          Accrued interest                                                  (215,316)        (996,952)         1,516,668
          Other liabilities                                                   578,184      (4,209,158)         4,134,563
          Deferred credits                                                  (836,016)     (14,580,533)       (1,584,906)
                                                                            ---------     ------------       -----------
     Net cash provided by operating activities                             41,162,831        8,496,688        15,637,287
Investing activities:
Extension and replacement of plant                                       (26,526,858)     (16,859,047)      (36,901,033)
Purchase of investments in associated organizations                         (419,226)        (480,097)         (608,864)
                                                                            ---------        ---------         ---------
     Net cash used in investing activities                               (26,946,084)     (17,339,144)      (37,509,897)
Financing activities:
     Net transfer of restricted construction funds                            110,018         (80,993)         (139,023)
     Proceeds from long-term obligations                                            0      180,000,000       150,000,000
     Repayments of long-term obligations                                  (5,165,821)    (164,638,695)      (93,930,350)
     Repayments of short-term borrowings                                  (6,081,250)                0      (29,000,000)
     Memberships and donations received                                       545,316          705,061           734,245
     Retirement of patronage capital                                         (60,208)      (3,019,722)       (3,280,015)
     Net receipts (refunds) of consumer advances for construction             335,992        (653,670)         (392,642)
                                                                              -------        ---------         ---------
     Net cash provided by (used in) financing activities                 (10,315,953)       12,311,981        23,992,215
                                                                         ------------       ----------        ----------
          Net change in cash and cash equivalents                           3,900,794        3,469,525         2,119,605
Cash and cash equivalents at beginning of year                             $7,284,292       $3,814,767        $1,695,162
                                                                           ----------       ----------        ----------
Cash and cash equivalents at end of year                                  $11,185,086       $7,284,292        $3,814,767
                                                                          ===========       ==========        ==========

Supplemental disclosure of cash flow information
Interest expense paid, including amounts capitalized                      $23,076,144      $27,039,695       $25,712,846

                                                                          ===========      ===========       ===========
See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                           December 31, 2003 and 2002

(1)    Description of Business and Significant Accounting Policies

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

       Utility Plant and Depreciation

       Additions to electric plant in service are recorded at original cost of contracted services, direct labor and materials, indirect overhead charges and capitalized interest. For property replaced or retired, the average unit cost of the property unit, plus removal cost, less salvage, is charged to accumulated provision for depreciation. The cost of replacement is added to electric plant. Renewals and betterments are capitalized, while maintenance and repairs are charged to expense as incurred. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), In accordance with SFAS No. 144, utility plant is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability section of the balance sheet. Chugach performed an analysis of certain generation assets in the second quarter of 2003 and determined an impairment of an asset existed. As a result of this analysis, the value of an asset was reduced by $1,846,816 to its estimated salvage value. This amount is included in the 2003 Statement of Revenues, Expenses and Patronage Capital, "Administrative, general and other," category.

       Depreciation and amortization rates have been applied on a straight-line basis and at December 31 are as follows:

                                                              Annual Depreciation Rate Ranges

                                                            2002-2003                            2001

          Steam production plant                    2.55%        -         2.80%      2.70%        -         2.96%
          Hydraulic production plant                0.04%        -         1.56%      1.33%        -         2.88%
          Other production plant                    2.67%        -         7.62%      3.34%        -         6.50%
          Transmission plant                        1.50%        -         4.24%      1.85%        -         5.37%
          Distribution plant                        2.13%        -         9.22%      2.10%        -         4.55%
          General plant                             2.21%        -        20.40%      2.22%        -        20.00%
          Other                                     2.35%        -         2.75%      1.88%        -         2.75%


       Chugach uses remaining life rates set forth in the most recently approved depreciation study. In 2003 an update of the Depreciation Study was completed utilizing Electric Plant in Service balances as of December 31, 2002. A request to implement the rates developed in that study will be submitted to the RCA in 2004.

       Capitalized Interest

       Allowance for funds used during construction (AFUDC) and interest charged to construction (IDC) - credit are the estimated costs during the period of construction of equity and borrowed funds used for construction purposes. Chugach capitalized such funds at the weighted average rate (adjusted monthly) of 4.8% during 2003, 4.7% during 2002 and 7.5% during 2001.

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

           Long-term obligations - the fair value is estimated based on the quoted market price for same or similar issues (note 8).

           Treasury rate lock agreements - the fair value is estimated based on discounted cash flow using current rates.

       Financial Instruments and Hedging

       Chugach used U.S. Treasury forward rate lock agreements to hedge expected interest rates on the February 2002 debt re-financings. Chugach accounted for the agreements under SFAS 80 and 71 through December 31, 2000, and SFAS 133, 138 and 71 subsequent to that date. Chugach adopted SFAS 133 on January 1, 2001. Accordingly, the unrealized gain or loss was not recorded and was treated as a regulatory asset upon settlement (note 6). This accounting treatment was approved by the RCA in Order U-01-108(26). See note 2, "Regulatory Matters."

       Cash and Cash Equivalents

       For purposes of the statement of cash flows, Chugach considers all highly liquid debt instruments with a maturity of three months or less upon acquisition by Chugach (excluding restricted cash and investments) to be cash equivalents.

       Accounts Receivable

       Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is management's best estimate of the amount of probable credit losses in existing accounts receivable. Chugach determines the allowance based on its historical write-off experience and current economic conditions. Chugach reviews its allowance for doubtful accounts monthly. Past due balances over 90 days in a specified amount are reviewed individually for collectibility. All other balances are reviewed in aggregate. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Chugach does not have any off-balance-sheet credit exposure related to its customers.

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

       Patronage Capital

       Revenues in excess of current period costs (net operating margins and nonoperating margins) in any year are designated on Chugach's statement of revenues and expenses as assignable margins. These excess amounts (i.e. assignable margins) are considered capital furnished by the members, and are credited to their accounts and held by Chugach until such future time as they are retired and returned without interest at the discretion of the Board of Directors. Retained assignable margins are designated on Chugach's balance sheet as patronage capital. This patronage capital constitutes the principal equity of Chugach.

       Operating Revenues

       Revenues are recognized when customers are billed. Operating revenues are based on billing rates authorized by the RCA, which are applied to customers' usage of electricity. Included in operating revenue are billings rendered to customers adjusted for differences in meter read dates from year to year. Chugach's tariffs include provisions for the flow through of gas costs according to existing gas supply contracts.

       In 1998 a power sales agreement was negotiated between Chugach and Seward. The contract was approved by the RCA on June 14, 1999 for a three-year term, which expired on September 11, 2001. The parties negotiated and executed an Amendment, extending the term of the contract to January 31, 2006, which was approved by the RCA July 9, 2001. The RCA's approval required a revision to the contract to include an option to re-negotiate the terms of the contract if rates are adjusted by the 2000 Test Year general rate case. Seward had three choices within sixty days of the final order. The choices were to continue the contract using the rate methodology adopted in the case, negotiate a new contract or give notice of termination effective twelve months from the effective date of the final order of the RCA. On December 17, 2003, Seward provided notice to Chugach of their election to continue with the contract, as amended, under the new permanent rates established by final order of the RCA in Docket No. U-01-108.

       Fuel Costs

       Fuel costs are expensed as fuel is used. Chugach is authorized by the RCA to recover fuel and purchased power costs through the fuel surcharge mechanism, which is adjusted quarterly to reflect increases and decreases of such costs. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered through rates. Fuel costs were under-recovered by $2.0 million in 2003 and over-recovered by $364 thousand in 2002.

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

       Income Taxes

       Chugach is exempt from federal income taxes under the provisions of
       Section 501(c)(12) of the Internal Revenue Code, except for unrelated business income. For the years ended December 31, 2003, 2002 and 2001 Chugach received no unrelated business income.

       Reclassifications

       Certain reclassifications, which have no affect on assignable margins, have been made to the 2001 and 2002 financial statements to conform to the 2003 presentation.

       New Accounting Pronouncements

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

(1)    Description of Business and Significant Accounting Policies (continued)

       That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments.

       Chugach plans to implement SFAS 150 effective January 1, 2004. Chugach does not believe the impact of this statement on its financial statements will be material.

(2)    Regulatory Matters

       Chugach filed a general rate case on July 10, 2001, based on the 2000 test year, requesting a permanent base rate increase of 6.5%, and an interim base rate increase of 4.0%. On September 5, 2001, the RCA granted a 1.6% interim increase effective September 14, 2001. Chugach filed a petition for reconsideration and on October 25, 2001, the RCA approved an interim base rate increase of 3.97%. The additional rate increase was implemented on November 1, 2001. The interim rate increase was based on a normalized (adjusted for recurring expenses) test year and a system ratemaking Times Interest Earned Ratio (TIER) of 1.35. In this filing for permanent rates, Chugach proposed that margins be calculated using a return on rate base methodology rather than the TIER methodology previously used.

       As anticipated in Chugach's July 2001 original filing, on April 15, 2002, Chugach submitted a filing with the RCA to update certain known and measurable costs and savings that had occurred outside the 2000 Test Year. In the updated filing, Chugach reduced its base rate increase request from 6.5% to 5.7%, or approximately $0.9 million in the revenue requirement on a system basis. The revised filing also reflected an increase in depreciation expense of approximately $1.5 million due to the completion of the Beluga Unit 7 re-powering project and a reduction in annualized interest expense, due to Chugach's recent refinancing efforts, of $2.4 million. In that revised filing, Chugach continued to request $11.9 million in margins. As a result of reduced interest costs, this would have yielded an equivalent system TIER of 1.47.

       Three intervenors filed pre-filed testimony with the RCA in July 2002 opposing various aspects of Chugach's proposal. Chugach filed its reply testimony with the RCA on October 1, 2002. The hearing to resolve the outstanding issues associated with the 2000 test year rate case took place in November and December of 2002, concluding on December 13, 2002.

       Between February 6, 2003 and January 27, 2004, the RCA issued Order Nos. 26 through 38 addressing various components of Chugach's rate case. The orders that significantly impact Chugach are discussed below.

       Docket U-01-108, Order No. 26

       On February 6, 2003, Chugach received Order U-01-108(26) (Order 26) from the RCA.

       Order 26 required a refund of revenues collected in 2001 of approximately $1.1 million and in revenues collected in 2002 of approximately $6.0 million, which resulted in a net operating loss of approximately $2 million in 2002. Under the Order, Chugach's financial performance for 2002 fell below the 1.10 level contained in the Rate Covenants in its currently effective indenture, the Amended and Restated Indenture, the CoBank Master Loan Agreement and the MBIA Insurance Corporation's (MBIA) Reimbursement and Indemnity Agreement. (Note 8)

       In accordance with the Rate Covenant in the Amended and Restated Indenture, on February 13, 2003, Chugach filed a Motion with the RCA asking the RCA to stay the effect of Order 26 until after the RCA considered Chugach's Petition for Reconsideration. On February 18, 2003, the RCA granted, in part, our motion for stay. Chugach filed the Petition for Reconsideration with the RCA on February 28, 2003.

       Docket U-01-108, Order No. 30

       On April 14, 2003, the RCA issued Order No. 30 in Docket U-01-108, significantly revising its earlier ruling.

       On April 28, 2003 Chugach submitted a revised revenue requirement and cost of service study in compliance with RCA Order No. 30. The revised filing reflected adjustments related to the ratemaking treatment of AFUDC/IDC, interest expense, and legal expense, which had the impact of increasing Chugach's revenue requirement by $3.1 million and adjusting the required refund from $7.1 million to $1.9 million.

       Docket U-01-108, Order No. 33

       On August 26, 2003, the RCA issued Order No. 33 and accepted Chugach's April 28, 2003 compliance filing, in part. The RCA re-reversed its earlier decision on the ratemaking treatment of AFUDC/IDC and required Chugach to comply with the RCA's original ruling contained in Order No. 26 that reduced the recovery of long-term interest expense by $1.2 million associated with AFUDC/IDC.

       Docket U-01-108, Electronic Ruling

       On November 7, 2003 the RCA issued an electronic ruling approving Chugach's September 8 compliance filing and final rates in this docket. As a result, and in relation to prior-approved permanent rates, Chugach's rates on a system basis increased 0.07 percent, or an increase of 3.5 percent to retail customers and a decrease of 7.9 percent to wholesale customers.

       The results of the RCA's decision on final rates were implemented on November 10, 2003.

       Payment of Refunds

       In Order No. 30 the RCA clarified, as requested by Chugach, that the refund over the interim rate period cannot go below the "floor" of the rates that were in place prior to Chugach's interim increase. In Order No. 32 issued on August 15, 2003, the RCA established January 31, 2003 as the rate effective date of the final rates in this docket such that Chugach's prior-permanent rates no longer serve as the "floor".

       On November 10, 2003 Chugach issued refunds in the following amounts, pursuant to Superior Court Order dated October 31, 2003, for demand and energy usage between September 2001 and September 2003:

        Homer Electric Association, Inc.             $1,762,774
        Matanuska Electric Association, Inc.         $2,901,290
        Seward Electric System                       $   103,307

       Chugach issued additional refund amounts totaling $70,894 to HEA and $162,015 to MEA on December 29, 2003 for refund adjustments related to Chugach's pre-refinancing activity that took place in February 2002.

       Additional payments will be made to reflect interest on the refund amounts. The RCA has not yet determined what interest rate will be applied.

       Customers in Chugach's Small General Service rate class may also receive a refund. Chugach expects that approximately 2,100 Small General Service customers will receive refunds for electric service provided between January 31, 2003 and November 10, 2003. In Order No. 38, the RCA ruled that interest on Small General Service refunds would be applied at an annual rate 3.034 percent. Chugach expects the refund amount to the Small General Service class will total approximately $0.6 million, including interest. Chugach expects this refund to be completed by April 2004 and is recorded as a provision for rate refund at December 31, 2003.

       Docket U-01-108, Order No. 30 Appeal

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

       On May 13, 2003, MEA filed a cross appeal challenging several of the RCA's decisions.

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

       On October 31, 2003, the superior court issued an order granting Chugach's motion to remove stay, releasing the escrow funds and ordering Chugach to pay refunds within 10 days of the order based upon the RCA's orders.

       Provision For Rate Refund

       At December 31, 2002, Chugach recorded a provision for rate refund of $7.1 million. On April 15, 2003, the RCA issued Order No. 30 in Docket U-01-108, significantly revising its earlier ruling in which $5.2 million of that provision was reversed. Between March and November of 2003, additional provisions were recorded in the amount of $3.8 million reflecting RCA decisions through Order No. 30, in addition to RCA orders that continued through the period. In October and November of 2003, Chugach's wholesale customers were refunded $5.0 million, leaving approximately $700 thousand at December 31, 2003, which represented the provision for rate refund due Chugach's small commercial customers and interest associated with wholesale refunds.

(3)    Utility Plant

       Major classes of electric plant as of December 31 are as follows:

                                                                                     2003                  2002
                                                                                     ----                  ----
      Electric plant in service:
         Steam production plant                                                   $60,392,869           $60,392,869
         Hydraulic production plant                                                17,990,505            17,904,105
         Other production plant                                                   109,737,781           103,046,773
         Transmission plant                                                       215,716,581           208,103,602
         Distribution plant                                                       202,573,670           188,775,770
         General plant                                                             52,053,256            52,273,770
         Unclassified electric plant in service*                                   77,256,535            91,346,892
         Equipment under capital lease                                                      0                56,323
         Other                                                                      8,539,193             8,539,193
                                                                                    ---------             ---------
               Total electric plant in service                                    744,260,390           730,439,297
       Construction work in progress                                               16,560,438            20,224,302
                                                                                   ----------            ----------
                Total electric plant in service and
             construction work in progress                                       $760,820,828          $750,663,599
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

(4)    Investments in Associated Organizations

       Investments in associated organizations, which are non-marketable and accounted for at cost, include the following at December 31:

                                                                                   2003                  2002
                                                                                   ----                  ----
      National Rural Utilities Cooperative Finance
        Corporation (NRUCFC)                                                    $6,095,980             $6,095,980
      National Bank for Cooperatives (CoBank)                                    5,125,524              4,703,331
      NRUCFC capital term certificates                                              43,647                 44,631
      Other                                                                        116,645                119,773
                                                                                   -------                -------
                                                                               $11,381,796            $10,963,715
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

(5)    Deferred Charges

       Deferred charges, net of amortization, consisted of the following at December 31:

                                                                  2003                  2002
                                                                  ----                  ----
Debt issuance and reacquisition costs                         $12,569,713           $14,155,863
Refurbishment of transmission equipment
                                                                  225,309               234,568
Computer software and conversion                                3,334,230             5,666,620
Studies (note 14)                                               2,942,082             1,952,074
Business venture studies                                          172,216               601,217
Fuel supply negotiations                                          278,745               329,901
Major overhaul of steam generating unit                         2,287,466             2,701,076
Environmental matters and other                                    88,071               154,205
Other regulatory deferred charges                               1,613,731             2,194,077
                                                                ---------             ---------
                                                              $23,511,563           $27,989,601
                                                              ===========           ===========

       At December 31, 2003 and 2002, $3.6 million and $3.4 million, respectively, of total deferred charges represent regulatory assets in progress and not currently being amortized.

(6)    Patronage Capital

       Chugach has an approved capital credit retirement policy, which is contained in the Chugach Financial Management Plan. This establishes, in general, a plan to return the capital credits of wholesale and retail customers based on the members' proportionate contribution to Chugach's assignable margins on an approximately 15-year rotation. At December 31, 2003, Chugach had assigned $122,104,444 of patronage capital (net of capital credit retirements). Approval of actual capital credit retirements is at the discretion of Chugach's Board of Directors. Chugach records a liability when the retirements are approved by the Board of Directors.

       In November 2001, the Board of Directors authorized the retirement of $3,000,000 of retail patronage for 1985.

       In November 2002, the Board of Directors authorized the retirement of $2,769,568 of retail patronage for 1985.

       In 2003, the Board of Directors was unable to authorize a capital credit retirement due to covenant restrictions contained in the Amended and Restated Indenture of Trust. (Note 8)

       Estate payments in the amount of $60,208, $250,154 and $280,015 were made in 2003, 2002 and 2001, respectively.

       Following is a five-year summary of anticipated capital credit retirements:

                         Year ending                    Total
                         December 31,
                            2004                    $ 3,000,000
                            2005                    $ 3,000,000
                            2006                    $ 2,600,000
                            2007                    $ 2,900,000
                            2008                    $ 3,500,000

(7)    Other Equities

       A summary of other equities at December 31 follows:

                                                                                        2003              2002
                                                                                        ----              ----
       Nonoperating margins, prior to 1967                                              $23,625         $23,625
       Donated capital                                                                  183,633         183,807
       Unclaimed capital credit retirement                                            6,511,633       6,013,718
                                                                                      ---------       ---------


                                                                                     $6,718,891      $6,221,150



(8)    Debt



       Long-term obligations at December 31 are as follows:                                     2003               2002
                                                                                                ----               ----

       CoBank 7.76% note maturing in 2005, with interest payable monthly                     10,000,000          10,000,000

       CoBank 2.75% note, with principal due in 2007 and 2012, and with interest
       payable monthly                                                                       10,000,000          10,000,000

       2001 Series A Bond of 6.55%, maturing in 2011, with interest payable
       semi-annually March 15 and September 15:                                             150,000,000         150,000,000

       2002 Series B Bond of a rate set for 28-day auction periods, maturing in
       2012, with interest payable monthly and principal due annually                        55,700,000          60,000,000

       2002 Series A Bond of 6.20%, maturing in 2012, with interest payable
       semi-annually February 1 and August 1:                                              $120,000,000        $120,000,000

       CoBank 2.75% note maturing in 2022, with interest payable monthly and
       principal due annually beginning in 2003                                              44,134,179          45,000,000
                                                                                             ----------          ----------

       Total long-term obligations                                                          389,834,179         395,000,000

           Less current installments                                                          5,545,000           5,165,821
                                                                                              ---------           ---------

       Long-term obligations, excluding current installments                               $384,289,179        $389,834,179
                                                                                           ============        ============

(8)    Debt (continued)

       Covenants

       Chugach is required to comply with all covenants set forth in the Amended and Restated Indenture, dated April 1, 2001, which became effective January 22, 2003. The indenture initially governing the outstanding bonds of Chugach, 2001 Series A, 2002 Series A and 2002 Series B, provided that the bonds were secured by a mortgage on substantially all of Chugach's assets so long as any amounts remained outstanding to CoBank on bonds issued under the indenture. Upon the retirement of the bonds issued to CoBank, Chugach's outstanding bonds became subject to the Amended and Restated Indenture pursuant to which the bonds became unsecured obligations of Chugach.

       Chugach is also required to comply with the Master Loan Agreement between Chugach and CoBank dated December 27, 2002, pursuant to which CoBank and Chugach replaced the bonds issued to CoBank with unsecured promissory notes not governed by the indenture. CoBank returned the old CoBank bonds to Chugach on January 22, 2003.
       The CoBank Master Loan Agreement requires Chugach to establish and collect rates reasonably expected to yield margins for interest equal to at least 1.10 times interest expense. CoBank waived the rate covenant as of December 31, 2002, and reduced the rate covenant for 2003 from 1.10 to 1.08.

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

       Rate

       The Amended and Restated Indenture requires Chugach, subject to any necessary regulatory approval, to establish and collect rates reasonably expected to yield margins for interest equal to at least 1.10 times total interest expense. The CoBank Master Loan Agreement also requires Chugach to establish and collect rates reasonably expected to yield margins for interest equal to at least 1.10 times interest expense. As described in note 2, "Regulatory Matters," Chugach received a waiver of the rate covenant from CoBank. Margins for interest generally consist of Chugach's assignable margins plus total interest expense. If there occurs any material change in the circumstances contemplated at the time rates were most recently reviewed, the Amended and Restated Indenture requires Chugach to seek appropriate adjustments to those rates so that they would generate revenues reasonably expected to yield margins for interest equal to at least 1.10 times interest charges. In order to maintain Chugach's compliance with this covenant, Chugach took the actions described in note 2, "Regulatory Matters."

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

       At December 31, 2003, Chugach was in compliance with all covenants described above.

       Maturities of Long-term Obligations

       Long-term obligations at December 31, 2002, mature as follows:

     Year ending
     December 31           Sinking Fund        Sinking Fund       Sinking Fund       Principal maturities       Total
                                                                                     --------------------       -----
                           Requirements        Requirements       Requirements
                          2001 Series A       2002 Series A       2002 Series B           CoBank
                              Bonds               Bonds               Bonds           Mortgage bonds

         2004                         0                   0          4,600,000               945,000           5,545,000
         2005                         0                   0          4,900,000            11,031,393          15,931,393
         2006                         0                   0          5,200,000             1,125,687           6,325,687
         2007                         0                   0          5,500,000             6,228,569          11,728,569
         2008                         0                   0          5,900,000             1,340,725           7,240,725
      Thereafter            150,000,000         120,000,000         29,600,000            43,462,805         343,062,805
                            -----------         -----------         ----------            ----------         -----------
                           $150,000,000        $120,000,000        $55,700,000           $64,134,179        $389,834,179
                          =============       =============       ============           ===========        ============

       Short-term obligations

       Chugach had an annual line of credit of $35,000,000 available in 2002 with CoBank. On December 27, 2002, Chugach chose to reduce the available line of credit to $20,000,000. The CoBank line of credit expires December 31, 2004. At December 31, 2003, there was no outstanding balance on this line of credit. At December 31, 2002, there was $6,081,250 million outstanding on this line of credit, which carried an interest rate of 3.17%. In addition, Chugach had an annual line of credit of $50,000,000 available at December 31, 2003 and 2002 with NRUCFC. At December 31, 2003 and 2002, there was no outstanding balance on this line of credit. The NRUCFC line of credit expires October 15, 2007.

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

(8)    Debt (continued)

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

       The 2002 Series A Bond and the Auction Rate Bond (collectively the "Bonds") are unsecured obligations, ranking equally with Chugach's other unsecured and unsubordinated obligations. In addition, Chugach's ability is limited to secure obligations for borrowed money or the deferred purchase price of property unless Chugach equally and ratably secures Chugach's outstanding indebtedness subject to the Amended and Restated Indenture governing the Bonds.

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

(9)    Fair Value of Long-Term Obligations

       The estimated fair values (in thousands) of the long-term obligations included in the financial statements at December 31 are as follows:

                                                               2003                            2002
                                                               ----                            ----
                                                      Carrying          Fair         Carrying          Fair
                                                        Value           Value          Value           Value
       Long-term obligations
       (including current installments)               $389,834        $418,424       $395,000        $425,279

       Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.

(10)   Deferred Credits

       Deferred credits at December 31 consisted of the following:

                                                                           2003                 2002
                                                                           ----                 ----
Refundable consumer advances for construction                          $2,528,271           $2,817,614
Estimated initial installation costs for transformers and
meters                                                                    369,153              364,766
Post retirement benefit obligation                                        405,700              405,700
New business venture                                                            0               30,256
Other                                                                     410,441              595,252
                                                                          -------              -------
                                                                       $3,713,565           $4,213,588
                                                                       ==========           ==========

(11)   Employee Benefits

       Employee benefits for substantially all employees are provided through the Alaska Electrical Trust and Alaska Hotel, Restaurant and Camp Employees Health and Welfare Trust Funds (union employees) and the National Rural Electric Cooperative Association (NRECA) Retirement and Security Program (nonunion employees). Chugach makes annual contributions to the plans equal to the amounts accrued for pension expense. For the union plans, Chugach pays a contractual hourly amount per union employee, which is based on total plan costs for all employees of all employers participating in the plan. In these master, multiple-employer plans, the accumulated benefits and plan assets are not determined or allocated separately to the individual employer. Costs for union plans were approximately $2,529,000 in 2003, $2,253,000 in 2002 and $1,990,000 in
       2001. In 2003, 2002 and 2001, Chugach contributed $1,492,000, $1,401,000 and $1,397,000, respectively, to the NRECA plan.

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

       The following represents information with respect to Bradley Lake at June 30, 2003 (the most recent date for which information is available). Chugach's share of expenses was $4,212,072 in 2003, $4,343,562 in 2002 and $3,929,614 in 2001 and is included in purchased power in the accompanying financial statements.

                       (In thousands)                                    Total                  Proportionate Share
                                                                         -----                  -------------------
          Plant in service                                              $ 308,259                    $ 93,711
          Accumulated depreciation                                        (81,475)                    (24,768)
          Interest expense                                                  9,004                       2,737

       Other electric plant in service represents Chugach's share of a Bradley Lake transmission line financed internally and Chugach's share of the Eklutna Hydroelectric Project, purchased in 1997 (note 13).

(13)   Eklutna Hydroelectric Project

       During October 1997, the ownership of the Eklutna Hydroelectric Project formally transferred from the Alaska Power Administration to the participating utilities. This group, including their corresponding interest in the project, consists of Chugach (30%), MEA (16.7%) and Anchorage Municipal Light & Power (AML&P) (53.3%).

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

       On January 22, 2004, the Eklutna Operating Committee voted by double majority to remove MEA as the operator of the plant. Chugach will provide personnel for the daily operation and maintenance of the power plant. ML&P will continue to perform major maintenance at the plant. Chugach personnel will perform daily plant inspections, meter reading, monthly report preparation, and other activities as required.

(14)   Commitments, Contingencies and Concentrations

       Contingencies

       Chugach is a participant in various legal actions, rate disputes, personnel matters and claims both for and against Chugach's interests. Management believes the outcome of any such matters will not materially impact Chugach's financial condition, results of operations or liquidity.

       Long-Term Fuel Supply Contracts

       Chugach has entered into long-term fuel supply contracts from various producers at market terms. The current contracts will expire at the end of the currently committed volumes or the contract expiration dates of 2015 and 2025.

       Concentrations

       Approximately 72% of Chugach's employees are represented by the International Brotherhood of Electrical Workers (IBEW). The various IBEW contracts expire on June 30, 2006.

       Chugach is the principal supplier of power under long-term wholesale power contracts with MEA and HEA. These contracts represented $55.8 million or 30.8% of operating revenues in 2003, $57.0 million or 33.7% in 2002 and $57.9 million or 32.9% in 2001. These

(14)   Commitments, Contingencies and Concentrations (continued)

       contracts will expire in 2014.

       Fuel is purchased directly from Marathon Oil Company, ChevronTexaco, ML&P and ConocoPhillips. The cost of fuel purchased from Marathon Oil Company represented 47.4% in 2003, 45.6% in 2002 and 45.0% in 2001 of total fuel costs.

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

       Legal Proceedings

       Matanuska Electric Association, Inc., v. Chugach Electric Association, Inc., Superior Court Case No. 3AN-99-8152 Civil

       This action is a claim for a breach of the Tripartite Agreement, which is the contract governing the parties' relationship for a 25-year period from 1989 through 2014 and governing Chugach's sale of power to MEA during that time. MEA asserted Chugach breached that contract by failing to provide information, by failing to properly manage Chugach's long-term debt, and by failing to bring Chugach's base rate action to a Joint Committee before presenting it to the RCA. The committee is defined in the power sales contract and consists of one MEA and two Chugach board members. All of MEA's claims have been dismissed. On April 29, 2002, MEA appealed the Superior Court's decisions relating to Chugach's financial management and Chugach's failure to bring Chugach's base rate action to the joint committee before filing with the RCA to the Alaska Supreme Court. We cross-appealed the Superior Court's decision not to dismiss the financial management claim on jurisdictional and res judicata grounds. Oral argument was heard by the Supreme Court on April 15, 2003. Management is uncertain as to the outcome and expects a decision within twelve months.

       Chugach has certain additional litigation matters and pending claims that arise in the ordinary course of Chugach's business. In the opinion of management, no individual matter or the matters in the aggregate is likely to have a material adverse effect on Chugach's results of operations, financial condition or liquidity.

       Regulatory Cost Charge

       In 1992 the State of Alaska Legislature passed legislation authorizing the Department of Revenue to collect a regulatory cost charge from utilities in order to fund the governing regulatory commission, which is currently the RCA. The tax is assessed on all retail consumers and is based on kilowatt-hour (kWh) consumption. The Regulatory Cost Charge has changed since its inception (November 1992) from an initial rate of $.000626 per kWh to the current rate of $.000392, effective October 1, 2003.

(15) Quarterly Results of Operations (unaudited)

                                                              2003 Quarter Ended

                                                 Dec. 31           Sept. 30           June 30            March 31*
                                                 -------           --------           -------            ---------

     Operating Revenue                         $50,940,575       $41,163,160        $41,689,671          $50,239,007
     Operating Expense                          44,176,751        38,351,606         38,320,588           35,154,084
     Net Interest                                5,471,421         5,734,622          5,870,169            5,784,616
                                                 ---------         ---------          ---------            ---------
     Net Operating Margins                       1,292,403       (2,923,068)        (2,501,086)            9,300,307
     Non-Operating Margins                         614,311           153,236             91,100              225,917
                                                   -------           -------             ------              -------
     Assignable Margins                         $1,906,714      $(2,769,832)       $(2,409,986)           $9,526,224
                                                ==========      ============       ============           ==========

                                                              2002 Quarter Ended

                                                Dec. 31*           Sept. 30           June 30            March 31
                                                --------           --------           -------            --------

     Operating Revenue                         $39,015,326       $41,523,323        $42,837,727          $48,568,542
     Operating Expense                          39,742,069        35,548,872         36,589,007           37,489,988
     Net Interest                                6,013,016         5,994,890          6,039,051            7,995,786
                                                 ---------         ---------          ---------            ---------
     Net Operating Margins                     (6,739,759)          (20,439)            209,669            3,082,768
     Non-Operating Margins                         735,253            94,646            122,622              499,090
                                                   -------            ------            -------              -------
     Assignable Margins                        (6,004,506)           $74,207           $332,291           $3,581,858
                                               ===========           =======           ========           ==========

       *The reduction to operating revenue described in note 2 "Regulatory
        Matters" was recorded in the 2002 quarter ended December 31.

                       Item 9 - Changes in and Disagreements with
                  Accountants on Accounting and Financial Disclosure

                                    None

                  Item 9A - Disclosure Controls and Procedures

       Evaluation of Controls and Procedures

       As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive (CEO) and principal financial officer (CFO) supervised and participated in this evaluation. Based on this evaluation, our CEO and CFO each concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions. In addition, there have been no significant changes in our internal controls or in other factors known to management that could significantly affect our internal controls subsequent to our most recent evaluation. We have found no facts that would require us to take any corrective actions with regard to significant deficiencies or material weaknesses.

                               PART III

      Item 10 - Directors and Executive Officers of the Registrant

       Management

       Chugach operates under the direction of a Board of Directors that is elected at large by our membership. Day-to-day business and affairs are administered by the Chief Executive Officer. Our seven-member Board of Directors sets policy and provides direction to the Chief Executive Officer. The following table sets forth certain information with respect to our executive officers and directors.

                       Name                          Age                            Position

Evan J. Griffith............................           62             Chief Executive Officer
Lee D. Thibert..............................           48             Sr. Vice President, Power Delivery
Michael R. Cunningham.......................           54             Chief Financial Officer
William R. Stewart..........................           57             Sr. Vice President, Administration
Bradley W. Evans............................           49             Sr. Vice President, Energy Supply
Bruce Davison...............................           55             Chairman and Director
H. A. (Red) Boucher.........................           83             Vice Chairman and Director
Patricia B. (Pat) Jasper....................           74             Secretary and Director
Jeffrey W. Lipscomb.........................           53             Treasurer and Director
Samuel W. Cason.............................           44             Director
Christopher Birch...........................           53             Director
David Cottrell..............................           56             Director

       Executive Officers

       Evan J. Griffith was appointed Chief Executive Officer on May 1, 2002. Prior to that appointment he had served as Executive Manager, Finance and Energy Supply since an internal reorganization on June 1, 1997. Prior to that, he was Executive Manager, Finance & Planning from August 1989 to June 1997. Prior to his Chugach employment, he was Budget/Program Analyst for the Anchorage Municipal Assembly from August 1984 to August 1989.

       Lee D. Thibert was appointed Sr. Vice President, Power Delivery on June 3, 2002. Prior to that appointment he had served as Executive Manager, Transmission & Distribution Network Services since the June 1, 1997 reorganization. Prior to that he was Executive Manager, Operating Divisions from June of 1994. Before moving up to the Executive Manager position, he served as Director of Operations from May 1987.

       William R. Stewart was appointed Sr. Vice President, Administration on June 5, 2002. Prior to that appointment he had served as Executive Manager, Retail Services since the June 1, 1997 reorganization. Prior to that, he was Executive Manager, Administration from July 1987 to June 1, 1997. He was our Division Director of Administration from January 1984 to July 1987 and Staff Assistant to the General Manager of Chugach from November 1982 to January 1984. He has been employed at Chugach since 1969.

       Michael R. Cunningham was appointed Chief Financial Officer on June 5, 2002. Prior to that appointment he had served as Controller since 1986. Prior to that he was Budget Analyst and Manager of Accounting since beginning his Chugach employment in 1982. Prior to his Chugach employment, Mr. Cunningham spent 15 years in various capacities with Pacific Northwest Bell Telephone Company.

       Bradley W. Evans was appointed Sr. Vice President, Energy Supply on June 5, 2002. Prior to that appointment he had served as Director of Energy Supply since February 26, 2001. Prior to his Chugach employment, Mr. Evans served as Manager, System Dispatch for Golden Valley Electric Association.

       Board of Directors

       Bruce Davison serves as Chairman of the Board and also chairs the board's Operations Committee. He had served as the Secretary of the Board since April 1998. Mr. Davison was first appointed to the Board of Directors in June 1997. Prior to his appointment, he served two years on our Bylaws Committee. He is an attorney and professional engineer and a partner in the law firm of Davison & Davison, Inc.

       Red Boucher serves as Vice Chairman of the Board and chairs the board's Technology Committee and the Government and External Affairs Committee. He has served on the board since 1999 and has previously served as Vice President. In addition to being a director, Mr. Boucher is a communications consultant who owns a consulting firm. He has held many elected offices including Lieutenant Governor of Alaska.

       Pat Jasper serves as Secretary of the Board. She was originally elected to the Board in April 1995. Since 1995, she has held several offices including Secretary, Vice President and President. She is a small business owner and former computer programmer and systems analyst.

       Jeff Lipscomb was elected director in April 2000 and currently serves as Treasurer and chairs the board's Finance and Audit committees. Mr. Lipscomb is a project management consultant with JWL Engineering. He is a professional mechanical engineer with over 20 years of experience in Alaskan oil and gas production facility design.

       Dave Cottrell has served on the board since 2001. He has previously served as Vice President of the Board. Mr. Cottrell is a founding member and past managing partner of Mikunda Cottrell & Co., Certified Public Accountants. He is currently the president and managing director of Mikunda, Cottrell, Accountants and Consultants.

       Chris Birch was appointed to fill a board vacancy in 1996 and re-elected to that seat in 1997, 2000 and 2003. He has served as board Secretary and President. Mr. Birch is a professional civil engineer, licensed in Alaska since 1978 and Director of Engineering, Environment and Planning at the Ted Stevens Anchorage International Airport.

       Sam Cason is a self-employed attorney. He was elected to a 3-year term on the board in 2002.

       Code of Ethics

       Chugach is in the process of creating a code of ethics that would apply to its principal executive officer, principal financial officer, principal accounting officer and any person performing similar functions. The code of ethics is expected to be finalized by March 31, 2004. It will also be posted on Chugach's website at www.chugachelectric.com.

       Audit Committee Financial Expert

       Chugach is a cooperative and each board member must be a member of the cooperative. The Board of Directors relies on the advice of all members of the Finance and Audit Committees, therefore the Board of Directors has not formally designated an Audit Committee financial expert.

                      Item 11 - Executive Compensation

       Cash Compensation

       The following table sets forth all remuneration paid by us for the last three years to each of our five executive officers, each of whose total cash and cash equivalent compensation exceeded $100,000 for 2003, and for all such executive officers as a group:

      Name                        Principal Position       Year         Salary               Bonus               Total

Evan J. Griffith               Chief Executive Officer     2003          $201,685                $0            $201,685
                                                           2002           172,239                 0             172,239
                                                           2001           142,884             7,770             150,654

Lee D. Thibert                 Sr. Vice President,         2003          $149,103            $5,939            $155,042
                               Power Delivery              2002           154,881                 0             154,881
                                                           2001           142,425                 0             142,425

Michael R. Cunningham          Chief Financial Officer     2003          $132,316                $0            $132,316
                                                           2002           130,220                 0             130,220
                                                           2001           119,093                 0             119,093

William R. Stewart             Sr. Vice President,         2003          $161,879            $3,712            $165,591
                               Administration              2002           159,839                 0             159,839
                                                           2001           158,902                 0             158,902

Bradley W. Evans               Sr. Vice President,         2003          $135,398            $5,197            $140,595
                               Energy Supply               2002           128,227                 0             128,227
                                                           2001            96,472                 0              96,472

       Directors are compensated for their services at the rate of $200 per board meeting or other meeting at which they are representing the Association in an official capacity within the State of Alaska, and $250 per day when attending meetings outside the State, including each day of travel, plus reasonable out of pocket expenses, up to a maximum of 70 meetings per year for a director and 80 meetings per year for the Chairman.


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

       Pension benefits paid in normal form are paid monthly for the remaining lifetime of the participant. Unless an actuarially equivalent optional form of benefit payment to the participant is elected, upon the death of a participant the participant's surviving spouse will receive pension benefits for life equal to 50% of the participant's benefit. The annual amount of a participant's pension benefit and the resulting monthly payments the participant receives under the normal form of payment are based on the number of his years of participation in the Plan (benefit service) and the highest five-year average of the annual rate of his base salary during the last ten years of his participation in the Plan (final average salary). Annual compensation in excess of $200,000, as adjusted by the Internal Revenue Service for cost of living increases, is disregarded after January 1, 1989. The participant's annual pension benefit at his normal retirement date is equal to the product of his years of benefit service times final average salary times 2%. In 1998, NRECA notified us that there were employees whose pension benefits from NRECA's Retirement & Security Program would be reduced because of limitations on retirement benefits payable under Section 401(a)(17) or 415 of the Code. NRECA made available a Pension Restoration Severance Pay Plan and a Pension Restoration Deferred Compensation Plan for cooperatives to adopt in order to make employees whole for their lost benefits. In May 1998, we adopted both of these plans to protect the benefits of current and future employees whose pension benefits would be reduced because of these limitations.

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

       Benefit service as of December 31, 2003 taken into account under the Plan for the executive officers is shown below. Base salary for 2003 taken into account under the Plan for purposes of determining final average salary is also included.

               Name                        Principal Position              Benefit Service       Covered Compensation

Evan J. Griffith                    Chief Executive Officer               13 years, 4 months             $188,718
Lee D. Thibert                      Sr. Vice President, Power
                                    Delivery                              15 years, 7 months              148,012
Michael R. Cunningham               Chief Financial Officer               20 years, 1 month               130,000
William R. Stewart*                 Sr. Vice President,
                                    Administration                         1 year, 2 months               142,147
Bradley W. Evans                    Sr. Vice President, Energy Supply
                                                                           2 years, 10 months             135,012

* Under the Plan in effect prior to November 1, 2002, Mr. Stewart had 30 years of service as of April 1, 2000, and was no longer eligible to receive contributions on his behalf to the Plan. Under the terms of the amendment to the Plan, approved by the Board of Directors on October 16, 2002, Mr. Stewart was re-enrolled effective November 1, 2002.

       Employment Arrangements


       In March 2004, the Board of Directors authorized the renewal of the employment agreement with Evan J. Griffith, our Chief Executive Officer, for two years with an additional one-year option. He is paid an annual base salary of $188,718. Mr. Griffith is also eligible to receive additional compensation, bonus and benefits for meeting performance goals established annually by the Board of Directors.

    Item 12 - Security Ownership of Certain Beneficial Owners and Management

                            Not Applicable

         Item 13 - Certain Relationships and Related Transactions

                            Not Applicable

                Item 14 - Principal Accountant Fees and Services

       The Audit Committee of the Board of Directors retained KPMG LLP as the independent certified public accountants for Chugach during the fiscal year ended December 31, 2003.

       Fees and Services

       KPMG LLP has provided certain audit, audit-related, tax and non-audit services, the fees for which are as follows:


                                                                                          2003         2002
     Audit services and quarterly reviews                                                $65,400     $46,800
     Audit-related services (registration statement)                                          $0     $38,785
     Non-audit services:
       Single audit and employee benefit plans                                           $15,850     $14,750
       Tax consulting and return preparation                                              $2,500        $795

       The Audit Committee of the Board of Directors has a policy to pre-approve all invoices by Chugach's independent public accountants. All invoices from KPMG LLP for fiscal years ended December 31, 2003 and 2002 were approved by the Audit Committee.

                                     PART IV

  Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                                                              Page

Financial Statements

Included in Part IV of this Report:
       Independent Auditors' Report                                                                              40
       Balance Sheets, December 31, 2003 and 2002                                                             41-42
       Statements of Revenues, Expenses and Patronage Capital,
          Years ended December 31, 2003, 2002 and 2001                                                           43
       Statements of Cash Flows,
           Years ended December 31, 2003, 2002 and 2001                                                          44
       Notes to Financial Statements                                                                          45-69

Financial Statement Schedules

       Included in Part IV of this Report:
       Independent Auditors' Report                                                                              79
       Schedule II - Valuation and Qualifying Accounts,
          Years ended December 31, 2003, 2002 and 2001                                                           80


Other schedules are omitted as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

                          Independent Auditors' Report






The Board of Directors
Chugach Electric Association, Inc.


We have audited the accompanying balance sheets of Chugach Electric Association, Inc. as of December 31, 2003 and 2002, and the related statements of revenues, expenses and patronage capital and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15 herein. These financial statements and financial statement schedule are the responsibility of the Association's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chugach Electric Association, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                     /s/ KPMG, LLP


Anchorage, Alaska
February 13, 2004

                                   Schedule II


                       CHUGACH ELECTRIC ASSOCIATION, INC.

                        Valuation and Qualifying Accounts


                                                    Balance at           Charged                           Balance
                                                     Beginning          To costs                           at end
                                                      Of year         And expenses       Deductions        of year
                                                      -------         -------------      ----------        -------
Allowance for doubtful accounts:
     Activity for year ended:
        December 31, 2003                            (313,545)           (326,842)         366,594        (273,793)
        December 31, 2002                            (318,757)           (344,472)         349,684        (313,545)
        December 31, 2001                            (441,933)           (116,881)         240,057        (318,757)


                                    EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

  Exhibit Number                  Description

        3.1          Articles of Incorporation of the Registrant. (13)

        3.2          Bylaws of the Registrant. (18)

       4.11          Tenth Supplemental Indenture of Trust between the Registrant and U.S. Bank Trust National Association dated
                     April 1, 2001. (11)

       4.12          Eleventh Supplemental Indenture of Trust between the Registrant and U.S. Bank Trust National Association. (14)

       4.13          Amended and Restated Indenture between the Registrant and U.S. Bank Trust National Association dated April 1,
                     2001. (11)

       4.14          Form of 2001 Series A Bond due 2011. (11)

       4.15          Form of 2002 Series A Bond due 2012. (14)

       4.16          Form of 2002 Series B Bond due 2012. (14)

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






      10.5.1         Assignment of Agreement for Sale of Electric Power and Energy by and among the Registrant, Homer
                     Electric Association, Inc. and Alaska Electric Generation and Transmission Cooperative, Inc. dated June
                     30, 2003.

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

      10.24.1        Partial Assignment of Bradley Lake Hydroelectric Project Agreement for the Sale and Purchase of Electric
                     Power by and among the Registrant, the Alaska Power Authority, Golden Valley Electric Association, Inc.,
                     the Municipality of Anchorage, the City of Seward, the Alaska Electric Generation and Transmission
                     Cooperative, Inc., Homer Electric Association, Inc. and Matanuska Electric Association Inc. dated June
                     30, 2003.

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






      10.25.1        Partial Assignment of Bradley Lake Hydroelectric Project Agreement for the Wheeling of Electric Power
                     and for Related Services by and among the Registrant, Homer Electric Association, Inc., Golden Valley
                     Electric Association, Inc., Matanuska Electric Association, Inc., the Municipality of Anchorage, Inc.
                     d/b/a Municipal Light and Power, the City of Seward d/b/a Seward Electric System and Alaska Electric
                     Generation and Transmission Cooperative, Inc. dated June 30, 2003.

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

      10.29.1        Assignment of Agreement for Bradley Lake Resource Scheduling by and among the Registrant, Homer Electric
                     Association, Inc. and the Alaska Electric Generation and Transmission Cooperative, Inc. dated June 30,
                     2003.

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

      10.39.2        Assignment of Nikiski Cogeneration Plant System Use and Dispatch Agreement between the Registrant and
                     Alaska Electric Generation and Transmission Cooperative, Inc. dated June 30, 2003.

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

      10.44.3        Amendment to Line of Credit Agreement between the Registrant and the National Bank for Cooperatives
                     dated May 1, 1995. (1)

      10.44.4        Amendment to Line of Credit Agreement between the Registrant and the National Bank for Cooperatives
                     dated May 15, 1995. (1)

      10.44.5        Amendment to Line of Credit Agreement between the Registrant and
                     CoBank, ACB dated September 30, 2000. (10)

      10.44.6        Amendment to Line of Credit Agreement between the Registrant and
                     CoBank, ACB dated December 27, 2002. (18)

      10.45.1        Master Loan Agreement between the Registrant and CoBank, ACB dated December 27, 2002. (17)

      10.45.2        Promissory Note and Consolidating Term Loan Supplement between the Registrant and CoBank, ACB dated
                     December 27, 2002. (17)

       10.47         Line of Credit Agreement between the Registrant and the National Rural Utilities Cooperative Finance
                     Corporation dated October 15, 2002. (17)

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

                     (12) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q dated March 31, 2001.

                     (13) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q dated June 30, 2001.

                     (14) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-75840) dated December 21, 2001.

                     (15) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q dated June 30, 2002.

                     (17) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K dated December 31, 2002.

                     (18) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q dated March 31, 2003.

                               REPORTS ON FORM 8-K

       Reference is made to the January 22, 2003, 8K, which discussed a Master Loan Agreement that Chugach and CoBank entered into dated December 27, 2002.

       Reference is made to the January 31, 2003, 8K, which discussed Order No. 26 that Chugach received from the RCA on February 6, 2003, concerning Chugach's 2000 Test Year rate case.




                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2004.



                               CHUGACH ELECTRIC ASSOCIATION, INC.





                               By:     /s/ Evan J. Griffith
                                       Evan J. Griffith, Chief Executive Officer


                               Date:   March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2004, by the following persons on behalf of the registrant in the capacities indicated:

/s/ Evan J. Griffith
  Evan J. Griffith                     Chief Executive Officer
                                       (Principal Executive Officer)
/s/ Lee D. Thibert
  Lee D. Thibert                       Senior Vice President, Power Delivery

/s/ Michael R. Cunningham
  Michael R. Cunningham                Chief Financial Officer
                                       (Principal Financial Officer)
/s/ William R. Stewart
  William R. Stewart                   Senior Vice President, Administration

/s/ Bradley W. Evans
  Bradley W. Evans                     Senior Vice President, Energy Supply

/s/ Bruce Davison
  Bruce Davison                        Director & Chairman of the Board

/s/ H.A. Boucher
  H. A. Boucher                        Director & Vice Chairman of the Board

/s/ Patricia B. Jasper
  Patricia B. Jasper                   Director & Secretary of the Board

/s/ Jeffrey Lipscomb
  Jeffrey Lipscomb                     Director & Treasurer of the Board

/s/ Samuel W. Cason
  Samuel W. Cason                      Director

/s/ David Cottrell
  David Cottrell                       Director

/s/ Christopher Birch
  Christopher Birch                    Director

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants, which have not registered securities pursuant to Section 12, of the Act:

Chugach has not made an Annual Report to securities holders for 2003 and will not make such a report after the filing of this Form 10-K. As a consequence, no copies of any such report will be furnished to the Securities and Exchange Commission.