Form 10-Q
period 2004-03-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2004-05-14
CIK 878004

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


                  For the quarterly period ended March 31, 2004

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

                  CLASS                         OUTSTANDING AT MAY 1, 2004

                  NONE                                  NONE

                                                                     Page Number
CAUTION REGARDING FORWARD-LOOKING STATEMENTS

PART I FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)                               2

              Balance Sheets, March 31, 2004 and December 31, 2003           3

              Statements of Revenues, Expenses and Patronage Capital, Three
              Months Ended March 31, 2004 and 2003                           5

              Statements of Cash Flows, Three Months Ended March 31, 2004
              and 2003                                                       6

              Notes to Financial Statements                                  7

Item 2.       Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                      1 0

Item 3.       Quantitative and Qualitative Disclosures About Market Risk   1 5

Item 4.       Controls and Procedures                                      1 7


PART II OTHER INFORMATION

Item 1.       Legal Proceedings                                            1 7

Item 2.       Changes in Securities and Use of Proceeds                    1 8

Item 3.       Defaults Upon Senior Securities                              1 8

Item 4.       Submission of Matters to a Vote of Security Holders          1 8

Item 5.       Other Information                                            1 8

Item 6.       Exhibits and reports on Form 8-K                             1 8

              Signatures                                                   1 9

              Exhibits                                                     2 0

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

                          PART I FINANCIAL INFORMATION

     Item 1.  Financial Statements

     The unaudited financial statements and notes to financial statements of Chugach for the quarter ended March 31, 2004, follow:

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets


                                                                                (Unaudited)
                             Assets                                            March 31, 2004        December 31, 2003
                             ------                                            --------------        -----------------
Utility plant:

     Electric plant in service                                                 $ 746,270,821           $ 744,260,390

     Construction work in progress                                                14,389,313              16,560,438
                                                                                  ----------              ----------
                                                                                 760,660,134             760,820,828

     Less accumulated depreciation                                             (296,779,411)           (293,371,966)
                                                                               -------------           -------------
                                                                                 463,880,723             467,448,862

Other property and investments, at cost:

     Nonutility property                                                               3,550                   3,550

     Investments in associated organizations                                      11,389,061              11,381,796
                                                                                  ----------              ----------
                                                                                  11,392,611              11,385,346

Current assets:

     Cash and cash equivalents                                                     9,820,288              11,185,086

     Cash-restricted construction funds                                              490,044                 488,846

     Special deposits                                                                222,163                 222,163

     Accounts receivable, net                                                     17,818,335              18,812,199

     Fuel cost recovery                                                              421,923               2,032,730

     Materials and supplies                                                       23,443,066              21,888,794

     Prepayments                                                                   2,175,516               1,458,649

     Other current assets                                                            495,574                 357,265
                                                                                     -------                 -------
                                                                                  54,886,909              56,445,732

Deferred charges                                                                  20,769,650              23,511,563
                                                                                  ----------              ----------

Total Assets                                                                   $ 550,929,893           $ 558,791,503
                                                                               =============           =============


                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets
                                   (Continued)
                                                                                 (Unaudited)
                     Liabilities and Equities                                  March 31, 2004         December 31, 2003
                     ------------------------                                  --------------         -----------------
Equities and margins:

     Memberships                                                                 $ 1,165,593             $ 1,155,818

     Patronage capital                                                           130,637,377             126,341,413

     Other                                                                         6,711,607               6,718,891
                                                                                   ---------               ---------
                                                                                 138,514,577             134,216,122
Long-term obligations, excluding current installments:

     2001 Series A Bond payable                                                  150,000,000             150,000,000

     2002 Series A Bond payable                                                  120,000,000             120,000,000

     2002 Series B Bond payable                                                   46,200,000              51,100,000

     National Bank for Cooperatives Bonds payable                                 62,696,402              63,189,179
                                                                                  ----------              ----------
                                                                                 378,896,402             384,289,179
Current liabilities:

     Current installments of long-term obligations                                 5,886,277               5,545,000

     Accounts payable                                                              3,612,555               7,676,906

     Provision for rate refund                                                       248,668                 671,071

     Consumer deposits                                                             1,810,657               1,834,752

     Accrued interest                                                              1,858,086               6,165,790

     Salaries, wages and benefits                                                  5,197,909               4,886,600

     Fuel                                                                         10,624,910               9,006,758

     Other current liabilities                                                     1,053,249                 785,760
                                                                                   ---------                 -------
                                                                                  30,292,311              36,572,637

     Deferred credits                                                              3,226,603               3,713,565
                                                                                   ---------               ---------

     Total Liabilities and Equities                                            $ 550,929,893           $ 558,791,503
                                                                               =============           =============

See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
           Statements of Revenues, Expenses and Patronage Capital
                               (Unaudited)

                                                                                         Three months ended March
                                                                                        2004                 2003
                                                                                        ----                 ----

Operating revenues                                                                   $51,644,941          $50,239,007

Operating expenses:
     Fuel                                                                             16,389,582           11,403,893

     Power production                                                                  3,442,201            2,724,933

     Purchased power                                                                   3,953,490            3,337,477

     Transmission                                                                      1,740,561            1,194,608

     Distribution                                                                      2,578,535            2,827,302

     Consumer accounts/Information expense                                             1,427,359            1,401,666

     Administrative, general and other                                                 5,532,271            5,249,227

     Depreciation and amortization                                                     7,046,692            7,014,978
                                                                                       ---------            ---------

         Total operating expenses                                                     42,110,691           35,154,084

Interest expense:
     On long-term obligations                                                          5,441,653            5,880,594

     On short-term obligations                                                                 0               11,901

     Charged to construction-credit                                                     (89,432)            (107,879)
                                                                                        --------            ---------

         Net interest expense                                                          5,352,221            5,784,616
                                                                                       ---------            ---------

         Net operating margins                                                         4,182,029            9,300,307

Nonoperating margins:
     Interest income                                                                      89,034               86,563

     Other                                                                                24,901               68,135

     Property gain                                                                             0               71,219
                                                                                               -               ------

         Total nonoperating margins                                                      113,935              225,917
                                                                                         -------              -------

         Assignable margins                                                            4,295,964            9,526,224
                                                                                       ---------            ---------

Patronage capital at beginning of period                                             126,341,413          120,148,502

Retirement of capital credits and estate
  Payments                                                                                   (0)             (60,208)
                                                                                             ---             --------

Patronage capital at end of period                                                 $ 130,637,377        $ 129,614,518
                                                                                   =============        =============

See accompanying notes to financial statements.

                        CHUGACH ELECTRIC ASSOCIATION, INC.
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                              Three months ended
                                                                                                   March 31
                                                                                               2004             2003
                                                                                               ----             ----

Cash flows from operating activities:
         Assignable margins                                                                  $4,295,964       $9,526,224

Adjustments to reconcile assignable margins to net cash (used in) provided by operating activities:
         Provision for rate refund                                                                    0      (5,117,448)
         Depreciation and amortization                                                        7,944,026        8,377,586
         Capitalization of interest                                                           (103,907)        (122,881)
         Property gains                                                                               0         (71,219)
         Other                                                                                       33               55

         Changes in assets and liabilities:
         (Increase) decrease in assets:
         Fuel cost recovery                                                                   1,610,807                0
         Accounts receivable                                                                    993,864        8,995,215
         Prepayments                                                                          (716,867)      (1,389,708)
         Materials and supplies                                                             (1,554,272)         (12,942)
         Deferred charges, net                                                                1,844,579        (291,603)
         Other                                                                                (138,309)        (140,514)

       Increase (decrease) in liabilities:
         Accounts payable                                                                   (4,064,351)      (3,479,935)
         Provision for rate refund                                                            (422,403)                0
         Fuel payable                                                                                 0        1,113,073
         Consumer deposits                                                                     (24,095)         (17,751)
         Accrued interest                                                                   (4,307,704)      (4,385,524)
         Deferred credits                                                                     (960,163)        (638,160)
         Other                                                                                2,196,950        (705,670)
                                                                                              ---------        ---------
                  Net cash provided by operating activities                                   6,594,152       11,638,798

Cash flows from investing activities:
         Extension and replacement of plant                                                 (3,374,646)      (3,708,553)
         Investments in associated organizations                                                (7,298)         (35,413)
                                                                                                -------         --------
                  Net cash used in investing activities                                     (3,381,944)      (3,743,966)

Cash flows from financing activities:
         Short-term obligations                                                                       0      (6,081,250)
         Proceeds from long-term obligations                                                          0                0
         Repayments of long-term obligations                                                (5,051,500)      (4,713,670)
         Retirement of patronage capital                                                              0         (60,208)
         Other                                                                                  474,494          292,340
                                                                                                -------          -------
                  Net cash used in financing activities                                     (4,577,006)     (10,562,788)

Net increase (decrease) in cash and cash equivalents                                        (1,364,798)      (2,667,956)

Cash and cash equivalents at beginning of period                                            $11,185,086       $7,284,292
------------------------------------------------                                            -----------       ----------

Cash and cash equivalents at end of period                                                   $9,820,288       $4,616,336
------------------------------------------                                                   ==========       ==========

Supplemental disclosure of cash flow information - interest expense paid, net of             $5,489,717      $10,170,140
                                                                                             ==========      ===========
amounts capitalized

See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                          Notes to Financial Statements
                                   (Unaudited)



     1.  Presentation of Financial Information

     During interim periods, Chugach Electric Association, Inc. (Chugach) follows the accounting policies set forth in its audited financial statements included in Form 10-K filed with the Securities and Exchange Commission (SEC) unless otherwise noted. Users of interim financial information are encouraged to refer to the footnotes contained in Chugach's Form 10-K when reviewing interim financial results. The accompanying unaudited interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

     Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

     2.  Lines of credit

     Chugach maintains a line of credit of $20 million with CoBank, ACB (CoBank). The CoBank line of credit expires December 31, 2004, subject to renewal at the discretion of the parties. At March 31, 2004, there was no outstanding balance on this line of credit. In addition, Chugach has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At March 31, 2004, there was no outstanding balance on this line of credit. The NRUCFC line of credit expires October 15, 2007.

     3.  Legal Proceeding

     Matanuska Electric Association, Inc., v. Chugach Electric Association, Inc., Superior Court Case No. 3AN-99-8152 Civil

     This action is a claim for a breach of the Tripartite Agreement, which is the contract governing the parties' relationship for a 25-year period from 1989 through 2014 and governing our sale of power to Matanuska Electric Association (MEA) during that time. MEA asserted we breached that contract by failing to provide information, by failing to properly manage our long-term debt, and by failing to bring our base rate action to a joint committee before presenting it to the Regulatory Commission of Alaska
     (RCA). The committee is defined in the power sales contract and consists of one MEA and two Chugach board members. All of MEA's claims have been dismissed. On April 29, 2002, MEA appealed the Superior Court's decisions relating to our financial management and our failure to bring our base rate action to the joint committee before filing with the RCA to the Alaska Supreme Court. We cross-appealed the Superior Court's decision not to dismiss the financial management claim on jurisdictional and res judicata grounds. Oral argument was held April 15, 2003, before the Alaska Supreme Court. Management is uncertain as to the outcome and expects a decision very soon.

     4.  Critical Accounting Policies

     Our accounting and reporting policies comply with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires that management apply accounting policies and make estimates and assumptions that affect results of operations and reported amounts of assets and liabilities in the financial statements. Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach's financial condition and results of its operations, and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are material to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under accounting principles general accepted in the United States of America. For all of these policies management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with the Chugach Audit Committee.

     The following policies are considered to be critical accounting policies for the quarter ending March 31, 2004.

     Electric Utility Regulation

     Chugach is subject to regulation by the RCA. The RCA sets the rates Chugach is permitted to charge customers based on allowable costs. As a result, Chugach applies Financial Accounting Standards Board (FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Through the ratemaking process, the regulators may require the inclusion of costs or revenues in periods different than when they would be recognized by a non-regulated company. This treatment may result in the deferral of expenses and the recording of related regulatory assets based on anticipated future recovery through rates or the deferral of gains or creation of liabilities and the recording of related regulatory liabilities. The application of Statement No. 71 has a further effect on Chugach's financial statements as a result of the estimates of allowable costs used in the ratemaking process. These estimates may differ from those actually incurred by the Company; therefore, the accounting estimates inherent in specific costs such as depreciation and pension and post-retirement benefits have less of a direct impact on Chugach's results of operations than they would on a non-regulated company. Management reviews the ultimate recoverability of these regulatory assets and liabilities based on applicable regulatory guidelines. However, adverse legislation and judicial or regulatory actions could materially impact the amounts of such regulatory assets and liabilities and could adversely impact Chugach's financial statements.

     Financial Instruments and Hedging

     Chugach used U.S. Treasury forward rate lock agreements to hedge expected interest rates on debt. We accounted for the agreements under Statement of Financial Accounting Standards (SFAS) 80 and 71 through December 31, 2000, and SFAS 133, 138 and 71 subsequent to that date. Gains or losses are treated as regulatory assets or liabilities upon settlement, which was authorized by the RCA in Order U-01-108(26).

     Critical estimates also include provision for rate refunds and allowance for doubtful accounts. Actual results could differ from those estimates.

     5.  New Accounting Standards

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares depending on the nature of the relationship established between the holder and the issuer. While FASB still plans to revise that definition through an amendment to Concepts Statement 6, FASB decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. Chugach implemented SFAS No. 150 effective January 1, 2004, and management does not anticipate any material impacts to the financial statements.

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

     Three intervenors participated in the rate case. A hearing was held in November and December of 2002.

     Between February 6, 2003, and January 27, 2004, the RCA issued Order Nos. 26 through 38 containing various rulings on Chugach's rate case.

     As compared to prior-approved permanent rates, Chugach's final approved rates on a system basis increased 0.07 percent, consisting of an increase of 3.5 percent to retail customers and a decrease of 7.9 percent to wholesale customers. These results were implemented on November 10, 2003.

     Payment of Refunds

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

     On May 12, 2004, the RCA issued Order No. 39 establishing a term and interest rate on refunds paid by Chugach to its wholesale customers reflecting interest on the original refund amounts. Preliminary calculations result in interest payments of less than $100 thousand.

     Chugach issued refunds totaling $0.6 million to its Small General Service class between March 19 and April 19, 2004, for customer bills rendered between January 31, 2003, and November 10, 2003. A final report documenting the Small General Service refund process was submitted to the RCA on April 26, 2004.

     Appeal of RCA Orders

     Chugach filed timely appeals of RCA Orders 26, 30 and 33. In its Appellant's brief dated February 18, 2004, Chugach asserted that the RCA's orders contained three errors:

o        The split TIER decision unduly discriminates against retail customers;

o Interest expense was allocated on the basis of plant associated with G&T and Distribution rather than on the basis of debt associated with each function; and

o Chugach is entitled to include all of its interest expense in rates and the RCA's offset for Interest During Construction was not justified because nearly all of the plant that produced the IDC was in service by the time the new rate went into effect.

     Expected responses from MEA, HEA, and Seward to Chugach's Appellants brief are due on May 20, 2004.

     Chugach's wholesale customer, MEA, also appealed the RCA's orders. In its Appellant's brief, MEA argued that the RCA's decision to normalize Chugach's variable rate debt at 3.8 percent and to authorize the corresponding interest expense constitutes error based on the historic rates prevailing for Chugach's variable rate debt. Chugach will file an Appellees brief in response on May 20, 2004.

     Results Of Operations

     Current Year Quarter Versus Prior Year Quarter

     Assignable margins decreased by $5.2 million, or 55.0%, for the quarter ending March 30, 2004, over the same quarter in 2003 primarily due to a $5.2 million reversal recorded in March of 2003 of a $7.1 million provision for rate refund recorded in 2002. There was also an increase in power production and transmission expense although these expenses were offset by a decrease in distribution and net interest expense described as follows:

     Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased by $1.4 million, or 2.8%, for the quarter ending March 31, 2004, over the same quarter in 2003, which included the $5.2 million provision for rate refund reversal discussed above. The increase in revenues would have been $6.6 million, or 14.7%, if the provision for rate refund recorded in 2003 was excluded. The increase in revenues, adjusted for the $5.2 million provision reversal, was due to increased kWh sales and an increase in fuel prices, resulting in a 40% increase in revenue collected through the fuel surcharge cost recovery mechanism for the three-month period ended March 31, 2004, over the same period in 2003.

     The following table represents kWh sales for the quarter ending March 31:
                                                                      %
                                2004                 2003          Change
                                ----                 ----          ------
       Customer                  kWh                  kWh

       Retail                332,954,124          310,612,397        7%
       Wholesale             310,766,791          291,100,159        7%
       Economy Energy         59,846,760           59,193,690        1%
                              ----------           ----------
       Total                 703,567,675          660,906,246

     Retail demand and energy rates increased 0.24% in the first quarter of 2004 compared to the first quarter of 2003 due to RCA Order No. 33 in Docket U-01-108. Wholesale demand and energy rates charged to HEA decreased by 10.9%, while MEA's rates decreased 12.4% due to the same order. Demand and energy rates charged to Seward Electric System (SES) also decreased 9.9% due to Order 33.

     Fuel expense increased by $5.0 million, or 43.7%, for the quarter ending March 31, 2004, compared to the same period in 2003 due to higher fuel prices. Power production expense also increased $717.3 thousand, or 26.3%, for the three months ending March 31, 2004, compared to the same period in 2003 due to an expense adjustment to a previously capitalized maintenance project and to increased maintenance expense at Beluga in the first quarter of 2004. Purchased power expense also increased $616.0 thousand, or 18.5%, due to a six-week outage of the Nikiski power plant during 2003, returning to a normal purchase schedule in 2004. Transmission expense increased by $546.0 thousand, or 45.7%, and distribution expense decreased $248.8 thousand, or 8.8%, due primarily to the timing of transmission maintenance being performed in the first quarter of 2004 while distribution maintenance will be performed later in the year. Consumer accounts/information and administrative, general and other expenses did not materially change for the three-month period ending March 31, 2004.

     Interest on long-term debt decreased by $438.9 thousand, or 7.5%, due to lower interest rates. Interest charged to construction decreased by $18.4 thousand, or 17.1%, in the first quarter of 2004 compared to the same period in 2003 due to lower interest rates and less construction work in progress. Other interest expense decreased by $11.9 thousand, or 100.0%, from the first quarter of 2003 due to decreased borrowing on the CoBank line of credit in the first quarter of 2004.

     Other non-operating margins decreased by $112.0 thousand, or 49.6%, for the quarter ending March 31, 2004, compared to the same period in 2003, due primarily to the decrease in property gain from several gain on disposals of property in 2003 and due to lower interest rates on allowance for funds used during construction (AFUDC) in the first quarter of 2004.

     Financial Condition

     Total assets decreased $7.9 million, or 1.4%, from December 31, 2003, to March 31, 2004. The decrease was due in part to a $3.6 million, or 0.7%, decrease in net plant, caused by the $3.4 million, or 1%, increase in accumulated depreciation due to a quarter of depreciation, which was offset by the retirement and replacement of transmission and distribution substation equipment. The decrease in total assets was also due to a $1.4 million, or 12.2%, decrease in cash and cash equivalents and a $993.9 thousand, or 5.3%, decrease in accounts receivable caused by the collection on receivables that were accrued but not paid at December 31, 2003. The decrease was also due to a $1.6 million, or 79.2%, decrease in fuel cost recovery caused by the collection of the previous quarters fuel cost through the fuel surcharge mechanism. The decrease was also due to a $2.7 million, or 11.7%, decrease in deferred charges caused by the first quarter's amortization of deferred projects and the transfer of software implementation costs from deferred charges to general plant.

     These decreases were offset by a $1.6 million, or 7.1%, increase in materials and supplies caused by the purchase of generation inventory items in preparation of scheduled maintenance projects and a $716.9 thousand, or 49.2%, increase in prepayments caused by the annual renewal of insurance policies for 2004.

     Notable changes to total liabilities and equities include a $5.4 million, or 1.4%, decrease in long-term obligations caused by the installment payments of the 2002 Series B Bond and the CoBank 3 Bond. Accounts payable also decreased $4.1 million, or 52.9%, caused by the payment of invoices that were accrued at December 31, 2003. There was also a $4.3 million, or 69.9%, decrease in accrued interest caused by the semi-annual interest payment on the 2001 and 2002 Series A Bonds in the first quarter.

     These decreases were offset by a $4.3 million, or 3.2%, increase in patronage capital due to the margins generated in the first quarter of 2004, as well as a $1.6 million, or 18.0%, increase in fuel due to higher fuel prices.

     Liquidity and Capital Resources

     Chugach has satisfied its operational and capital cash requirements primarily through internally-generated funds, an annual $50 million line of credit from NRUCFC and a $20 million line of credit with CoBank. At March 31, 2004, there was no outstanding balance with NRUCFC or CoBank.

     Chugach also has a term loan facility with CoBank. Loans made under this facility are evidenced by promissory notes governed by the Master Loan Agreement, which became effective on January 22, 2003. At March 31, 2004, Chugach had the following promissory notes outstanding under this facility:

                                                  Interest rate at March                         Principal Payment
    Promissory Note         Principal balance            31, 2004             Maturity Date             Dates
    ---------------         -----------------            --------             -------------             -----


        CoBank 2               $10,000,000                 7.76%                   2005                 2005
        CoBank 3               $20,634,830                 2.50%                   2022              2003 - 2022
        CoBank 4               $23,047,849                 2.50%                   2022              2003 - 2022
        CoBank 5               $10,000,000                 2.50%                   2012              2002 - 2012

         Total                 $63,682,679

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

     Capital construction in 2004 is estimated at $32.7 million. At March 31, 2004, approximately $3.4 million had been expended. Capital improvement expenditures are expected to increase in the upcoming second quarter as the construction season begins.

     Chugach management continues to expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 2004 and thereafter.

     Outlook

     Chugach is currently investigating future resource needs. An Integrated Resource Plan (IRP) is being developed to study a variety of scenarios that includes the possibility of operating without one or more of our current wholesale customers.

     On March 17, 2004, the Chugach Board of Directors authorized the Chief Executive Officer (CEO) or his designee to enter into a Joint Action Agency Agreement (JAA). The JAA will provide a structure that will allow railbelt utilities to work together in developing the capability to own and operate power projects jointly, as well as to receive and operate state-owned facilities.

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

     Cooper Lake

     Chugach discovered polychlorinated biphenyls (PCBs) in paint, caulk and grease at the Cooper Lake Hydroelectric plant during initial phases of a turbine overhaul. A FERC- approved plan, prepared in consultation with the Environmental Protection Agency (EPA), was implemented to remediate the PCBs in the plant. In an order in Chugach's general rate case, Order U-01-108(26), the RCA permitted the costs associated with the overhaul and the PCB remediation to be recovered through rates.

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

     Interest Rate Risk

     The following table provides information regarding auction dates and rates in 2004.

                   Auction Date                   Interest Rate

                 January 28, 2004                     1.12%
                February 25, 2004                     1.09%
                  March 24, 2004                      1.10%
                  April 21, 2004                      1.11%

     The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of March 31, 2004.

                                                                                                   Fair
Total Debt*             2004       2005       2006      2007          Thereafter       Total       Value
-----------             ----       ----       ----      ----          ----------       -----       -----

Fixed rate                 $0     $10,000        $0         $0         $270,000      $280,000    $319,240

Average
interest rate           0.00%       7.76%     0.00%      0.00%            6.39%        6.44%

Variable rate            $494      $5,931    $6,326    $11,729          $80,304      $104,783    $104,783

Average
interest rate           2.50%       1.36%     1.36%      1.85%            1.89%       1.82%

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

                       PART II OTHER INFORMATION

     Item 1. Legal Proceedings

     Matanuska Electric Association, Inc., v. Chugach Electric Association, Inc., Superior Court Case No. 3AN-99-8152 Civil

     This action is a claim for a breach of the Tripartite Agreement, which is the contract governing the parties' relationship for a 25-year period from 1989 through 2014 and governing our sale of power to MEA during that time. MEA asserted we breached that contract by failing to provide information, by failing to properly manage our long-term debt, and by failing to bring our base rate action to a Joint Committee before presenting it to the RCA. The committee is defined in the power sales contract and consists of one MEA and two Chugach board members. All of MEA's claims have been dismissed. On April 29, 2002, MEA appealed the Superior Court's decisions relating to our financial management and our failure to bring our base rate action to the joint committee before filing with the RCA to the Alaska Supreme Court. We cross-appealed the Superior Court's decision not to dismiss the financial management claim on jurisdictional and res judicata grounds. Oral argument was held April 15, 2003, before the Alaska Supreme Court. Management is uncertain as to the outcome and expects a decision very soon. Chugach has certain additional litigation matters and pending claims that arise in the ordinary course of its business. In the opinion of management, no individual matter or the matters in the aggregate is likely to have a material adverse effect on our results of operations, financial condition or liquidity.

     Item 2. Changes in Securities and Use of Proceeds

     Not applicable

     Item 3. Defaults Upon Senior Securities

     Not applicable

     Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

     Item 5. Other Information

     At the Chugach annual membership meeting held on April 29, 2004, the following amendment to the Bylaws was passed:

     Term limits: The term limit that restricted a director to serving three consecutive three-year terms was eliminated.

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

                  Bylaws of the Registrant (as amended April 29, 2004).

                  Employment Agreement between the Registrant and Evan J. Griffith dated effective April 21, 2004.

                  Certification of Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

                  Certification of Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

                  Certification of Principal Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

                  Certification of Principal Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed for the quarter ended March 31, 2004.



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

                                            Date:    May 14, 2004


                                            By:      /s/ Michael R. Cunningham

                                                     Michael R. Cunningham
                                                     Chief Financial Officer

                                            Date:    May 14, 2004

                                    EXHIBITS

     Listed below are the exhibits, which are filed as part of this Report:

              Exhibit Number                              Description

                   3.2                 Bylaws of the Registrant (as amended April 29, 2004)

                  10.52                Employment Agreement between the Registrant and Evan J. Griffith dated effective April 21, 2004.

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