Form 10-Q
period 2004-06-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2004-08-13
CIK 878004

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


                  For the quarterly period ended June 30, 2004

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

                  CLASS                    OUTSTANDING AT AUGUST 1, 2004

                  NONE                                NONE

                                                                    Page Number
CAUTION REGARDING FORWARD-LOOKING STATEMENTS

PART I FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)                                 2

              Balance Sheets, June 30, 2004 and December 31, 2003              3

              Statements of Revenues, Expenses and Patronage Capital,
              Three and Six Months Ended June 30, 2004 and 2003                5

              Statements of Cash Flows, Six Months Ended June 30, 2004
              and 2003                                                         6

              Notes to Financial Statements                                    7

Item 2.       Management's Discussion and Analysis of Results of
              Operations and Financial Condition                             1 0

Item 3.       Quantitative and Qualitative Disclosures About Market Risk     1 5

Item 4.       Controls and Procedures                                        1 7

PART II OTHER INFORMATION

Item 1.       Legal Proceedings                                              1 7

Item 2.       Changes in Securities and Use of Proceeds                      1 7

Item 3.       Defaults Upon Senior Securities                                1 8

Item 4.       Submission of Matters to a Vote of Security Holders            1 8

Item 5.       Other Information                                              1 8

Item 6.       Exhibits and reports on Form 8-K                               1 8

              Signatures                                                     1 9

              Exhibits                                                       2 0

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

                          PART I FINANCIAL INFORMATION

     Item 1.  Financial Statements

     The unaudited financial statements and notes to financial statements of Chugach as of and for the quarter ended June 30, 2004, follow:

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 BALANCE SHEETS



                                                                               (Unaudited)
                             Assets                                           June 30, 2004          December 31, 2003
                             ------                                           -------------          -----------------
Utility plant:
     Electric plant in service                                                 $ 738,257,811           $ 744,260,390

     Construction work in progress                                                20,450,643              16,560,438
                                                                                  ----------              ----------
                                                                                 758,708,454             760,820,828

     Less accumulated depreciation                                             (296,665,279)           (293,371,966)
                                                                               -------------           -------------
                                                                                 462,043,175             467,448,862

Other property and investments, at cost:

     Nonutility property                                                               3,550                   3,550

     Investments in associated organizations                                      11,389,124              11,381,796
                                                                                  ----------              ----------
                                                                                  11,392,674              11,385,346

Current assets:

     Cash and cash equivalents                                                    17,180,003              11,185,086

     Cash-restricted construction funds                                              491,450                 488,846

     Special deposits                                                                222,163                 222,163

     Accounts receivable, net                                                     17,169,375              18,812,199

     Fuel cost recovery                                                                    0               2,032,730

     Materials and supplies                                                       24,581,307              21,888,794

     Prepayments                                                                   1,126,770               1,458,649

     Other current assets                                                            346,025                 357,265
                                                                                     -------                 -------
                                                                                  61,117,093              56,445,732

Deferred charges                                                                  20,770,849              23,511,563
                                                                                  ----------              ----------

Total Assets                                                                   $ 555,323,791           $ 558,791,503
                                                                               =============           =============

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 BALANCE SHEETS
                                  (Continued)

                                                                                (Unaudited)
                     Liabilities and Equities                                  June 30, 2004         December 31, 2003
                     ------------------------                                  -------------         -----------------
Equities and margins:
     Memberships                                                                 $ 1,176,963             $ 1,155,818

     Patronage capital                                                           130,453,423             126,341,413

     Other                                                                         6,701,308               6,718,891
                                                                                   ---------               ---------
                                                                                 138,331,694             134,216,122
Long-term obligations, excluding current installments:

     2001 Series A Bond payable                                                  150,000,000             150,000,000

     2002 Series A Bond payable                                                  120,000,000             120,000,000

     2002 Series B Bond payable                                                   46,200,000              51,100,000

     National Bank for Cooperatives Bonds payable                                 62,157,786              63,189,179
                                                                                  ----------              ----------
                                                                                 378,357,786             384,289,179
Current liabilities:

     Current installments of long-term obligations                                 5,931,393               5,545,000

     Accounts payable                                                              4,332,980               7,676,906

     Provision for rate refund                                                             0                 671,071

     Consumer deposits                                                             1,900,006               1,834,752

     Fuel cost payable                                                               874,034                       0

     Accrued interest                                                              6,173,832               6,165,790

     Salaries, wages and benefits                                                  5,320,721               4,886,600

     Fuel                                                                         10,056,317               9,006,758

     Other current liabilities                                                       837,802                 785,760
                                                                                     -------                 -------
                                                                                  35,427,085              36,572,637

     Deferred credits                                                              3,207,226               3,713,565
                                                                                   ---------               ---------

      Total Liabilities and Equities                                           $ 555,323,791           $ 558,791,503
                                                                               =============           =============

See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
             Statements of Revenues, Expenses and Patronage Capital
                                   (Unaudited)



                                                               Three months ended June 30          Six months ended June 30
                                                                2004                2003            2004              2003
                                                                ----                ----            ----              ----

Operating revenues                                           $46,388,411       $41,689,671      $98,033,352       $91,928,678

Operating expenses:
     Fuel                                                     14,560,068        10,449,494       30,949,650        21,853,386

     Power production                                          3,378,311         3,398,259        6,820,512         6,123,192

     Purchased power                                           5,538,343         4,694,759        9,491,833         8,032,237

     Transmission                                              1,432,161           920,130        3,172,722         2,114,738

     Distribution                                              2,852,655         2,450,195        5,431,190         5,277,497

     Consumer accounts/Information expense                     1,267,904         1,413,773        2,695,263         2,815,438

     Administrative, general and other                         5,325,992         8,036,378       10,858,262        13,285,605

     Depreciation and amortization                             7,085,627         6,957,600       14,132,319        13,972,578
                                                               ---------         ---------       ----------        ----------

         Total operating expenses                             41,441,061        38,320,588       83,551,751        73,474,671

Interest expense:
     On long-term obligations                                  5,411,791         5,863,975       10,853,444        11,744,569

     On short-term obligations                                  (48,179)                 0         (48,179)            11,901

     Charged to construction-credit                            (109,520)             6,194        (198,952)         (101,684)
                                                               ---------             -----        ---------         ---------

         Net interest expense                                  5,254,092         5,870,169       10,606,313        11,654,786
                                                               ---------         ---------       ----------        ----------

         Net operating margins                                 (306,742)       (2,501,086)        3,875,288         6,799,221

Nonoperating margins:
     Interest income                                             104,993            95,520          194,026           182,083

     Other                                                        17,795           (4,420)           42,695            63,715

     Property gain                                                     0                 0                0            71,219
                                                                 -------            ------          -------            ------

         Total nonoperating margins                              122,788            91,100          236,721           317,017
                                                                 -------            ------          -------           -------

         Assignable margins                                    (183,954)       (2,409,986)        4,112,010         7,116,238
                                                               =========       ===========        =========         =========

Patronage capital at beginning of period                     130,637,377       129,614,518      126,341,413       120,148,502

Retirement of capital credits and estate
 Payments                                                            (0)               (0)              (0)          (60,208)
                                                                     ---               ---              ---          --------

Patronage capital at end of period                         $ 130,453,423     $ 127,204,532     $130,453,423      $127,204,532
                                                           =============     =============     ============      ============

See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                              Six months ended June 30
                                                                                               2004             2003
                                                                                               ----             ----

Cash flows from operating activities:
         Assignable margins                                                                  $4,112,010       $7,116,238

Adjustments to reconcile assignable margins to net cash (used in) provided by operating activities:
         Provision for rate refund                                                                    0      (4,790,712)
         Depreciation and amortization                                                       15,929,027       16,700,183
         Capitalization of interest                                                           (231,159)        (112,266)
         Property gains                                                                               0         (71,219)
         Impairment of long-lived asset                                                               0        1,846,816
         Other                                                                                     (30)               54

         Changes in assets and liabilities:
       (Increase) decrease in assets:
         Fuel cost recovery                                                                   2,032,730                0
         Accounts receivable                                                                  1,642,824       13,501,548
         Prepayments                                                                            331,879        (928,731)
         Materials and supplies                                                             (2,692,513)      (1,682,533)
         Deferred charges, net                                                              (1,873,975)        (429,586)
         Other                                                                                   11,239          109,607

       Increase (decrease) in liabilities:
         Accounts payable                                                                   (3,343,926)      (2,980,332)
         Provision for rate refund                                                            (671,071)                0
         Fuel payable                                                                           874,034          682,089
         Consumer deposits                                                                       65,254            1,434
         Accrued interest                                                                         8,042         (70,424)
         Deferred credits                                                                     (920,669)      (1,221,591)
         Other                                                                                1,535,722          582,511
                                                                                              ---------          -------
                  Net cash provided by operating activities                                  16,809,418       28,253,086

Cash flows from investing activities:
         Extension and replacement of plant                                                 (5,677,492)      (9,926,020)
         Investments in associated organizations                                                (7,298)         (34,226)
                                                                                                -------         --------
                  Net cash used in investing activities                                     (5,684,790)      (9,960,246)

Cash flows from financing activities:
         Short-term obligations                                                                       0      (6,081,250)
         Repayments of long-term obligations                                                (5,545,000)      (5,165,821)
         Retirement of patronage capital                                                              0         (60,208)
         Other                                                                                  415,289          641,551
                                                                                                -------          -------
                  Net cash used in financing activities                                     (5,129,711)     (10,665,728)

Net increase in cash and cash equivalents                                                     5,994,917        7,627,112

Cash and cash equivalents at beginning of period                                            $11,185,086       $7,284,292
------------------------------------------------                                            -----------       ----------

Cash and cash equivalents at end of period                                                  $17,180,003      $14,911,404
------------------------------------------                                                  ===========      ===========

Supplemental disclosure of cash flow information - interest expense paid, net of             10,598,271       11,725,209
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

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                          Notes to Financial Statements
                                   (Unaudited)


     1.  Presentation of Financial Information

     During interim periods, Chugach Electric Association, Inc. (Chugach) follows the accounting policies set forth in its audited financial statements included in Form 10-K filed with the Securities and Exchange Commission (SEC) unless otherwise noted. Users of interim financial information are encouraged to refer to the footnotes contained in Chugach's Form 10-K when reviewing interim financial results. The accompanying unaudited interim financial statements reflect all adjustments of normal and recurring nature, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

     Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

     2.  Lines of credit

     Chugach maintains a line of credit of $20 million with CoBank, ACB (CoBank). The CoBank line of credit expires December 31, 2004, subject to renewal at the discretion of the parties. At June 30, 2004, there was no outstanding balance on this line of credit. In addition, Chugach has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At June 30, 2004, there was no outstanding balance on this line of credit. The NRUCFC line of credit expires October 15, 2007.

     3.  Legal Proceeding

     Matanuska Electric Association, Inc., v. Chugach Electric Association, Inc., Superior Court Case No. 3AN-99-8152 Civil

     This action is a claim for a breach of the 25-year all requirements contract for power sales to Matanuska Electric Association, Inc. (MEA) through 2014. MEA asserted Chugach breached that contract by failing to provide information, by failing to properly manage our long-term debt, and by failing to bring our base rate action to a joint committee before presenting it to the Regulatory Commission of Alaska (RCA). The joint committee is defined in the power sales contract and consists of one MEA and two Chugach board members. All of MEA's claims were dismissed in Superior Court.

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

     4.  Critical Accounting Policies

     Our accounting and reporting policies comply with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires that management apply accounting policies and make estimates and assumptions that affect results of operations and reported amounts of assets and liabilities in the financial statements. Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach's financial condition and results of its operations, and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are material to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under accounting principles generally accepted in the United States of America. For all of these policies management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with the Chugach Audit Committee.

     The following policies are considered to be critical accounting policies for the quarter ending June 30, 2004.

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

     Financial Instruments and Hedging

     Chugach used U.S. Treasury forward rate lock agreements to hedge expected interest rates on debt. We accounted for the agreements under Statement of Financial Accounting Standards (SFAS) 80 and 71 through December 31, 2000, and SFAS 133, 138 and 71 subsequent to that date. Gains or losses are treated as regulatory assets or liabilities upon settlement, based on authorization by the RCA in Order U-01-108(26) to recover these gains and losses.

     Critical estimates also include provision for rate refunds and allowance for doubtful accounts. Actual results could differ from those estimates.

     5.  New Accounting Standards

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares depending on the nature of the relationship established between the holder and the issuer. While FASB still plans to revise that definition through an amendment to Concepts Statement 6, FASB decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. Chugach implemented SFAS No. 150 effective January 1, 2004, and there was not any material impact to the financial statements.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Reference is made to the information contained under the caption "CAUTION REGARDING FORWARD-LOOKING STATEMENTS" at the beginning of this Report.

     Docket U-01-108

     Chugach filed a general rate case on July 10, 2001, based on the 2000 test year expenses. On April 15, 2002, Chugach submitted a filing with the RCA to update certain known and measurable costs and savings that had occurred outside the 2000 Test Year. In the updated filing, Chugach reduced its base rate increase request from 6.5% to 5.7%, or approximately $0.9 million in the revenue requirement on a system basis. Three wholesale customers and the Public Advocacy Staff of the RCA participated in the rate case. A hearing was held in November and December of 2002.

     Between February 6, 2003, and May 12, 2004, the RCA issued Order Nos. 26 through 39 containing various rulings on Chugach's rate case.

     As compared to prior-approved permanent rates, Chugach's final approved rates on a system basis increased 0.07 percent, consisting of an increase of 3.5 percent to retail customers and a decrease of 7.9 percent to wholesale customers. These results were implemented on November 10, 2003. On June 30, 2004, the RCA issued Order No. 40, acknowledging receipt of compliance filings and closed the docket.

     Appeal of RCA Orders

     Chugach filed timely appeals of RCA Orders 26, 30 and 33. In its Appellant's brief dated February 18, 2004, Chugach asserted that the RCA's orders contained three errors:

o        The split TIER decision unduly discriminates against retail customers;

o Interest expense was allocated on the basis of plant associated with G&T and Distribution rather than on the basis of debt associated with each function; and

o Chugach is entitled to include all of its interest expense in rates and the RCA's offset for Interest During Construction (IDC) was not justified because nearly all of the plant that produced the IDC was in service by the time the new rate went into effect.

     The resolution of the first two issues will not change the total amount Chugach can recover through rates. If Chugach prevails on the last issue, it will be authorized to recover approximately $1,000,000 more each year in rates.

     One of Chugach's wholesale customers, MEA, also appealed the RCA's orders. In its Appellant's brief, MEA argued that the RCA's decision to normalize Chugach's variable rate debt at 3.8 percent and to authorize the corresponding interest expense constitutes error based on the historic rates prevailing for Chugach's variable rate debt. If MEA prevails on its argument, Chugach's authorized rates would be reduced by approximately $1,000,000 each year.

     The Alaska Superior Court heard oral argument on July 13, 2004. The Court took the matter under advisement. Management is uncertain as to the outcome but expects a decision in 2004.

     Results Of Operations

     Current Year Quarter Versus Prior Year Quarter

     Assignable margins increased by $2.2 million for the quarter ended June 30, 2004, over the same quarter in 2003 due to a decrease in administrative, general and other expense and a decrease in net interest expense. These decreases were slightly offset by an increase in transmission and distribution expenses.

     Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased by $4.7 million, or 11.3%, for the quarter ended June 30, 2004, over the same quarter in 2003. The increase in revenues was due to an increase in revenue collected through the fuel surcharge mechanism due to higher fuel prices, as well as increased kWh sales to both residential and wholesale customers. These increases were offset by decreased economy energy sales to Golden Valley Electric Association (GVEA). GVEA purchased less from Chugach in the second quarter of 2004 as compared to the same quarter last year.

     The following table represents kWh sales for the quarter ended June 30:

                                 2004                  2003
                                 ----                  ----
                  Customer        kWh                   kWh
             Retail           274,343,704          264,341,691
             Wholesale        276,596,824          259,493,952
             Economy Energy    39,417,482           58,899,440
                               ----------           ----------
             Total            590,358,010          582,735,083
                         ==================    =================

     Retail demand and energy rates and wholesale demand and energy rates charged to HEA, MEA and SES did not change in the second quarter of 2004 compared to the second quarter of 2003. The RCA issued a final order May 12, 2004, on remaining interest rate issues affecting refunds. By order issued June 30, 2004, the RCA acknowledged receipt of filings from Chugach demonstrating compliance with its earlier orders and closed the docket. All rates currently in effect are final.

     Fuel expense increased by $4.1 million, or 39.3%, for the quarter ended June 30, 2004, compared to the same period in 2003 primarily due to higher fuel prices. Purchased power also increased $843.6 thousand, or 18.0%, due to higher fuel prices. Fuel and purchased power is collected through the fuel surcharge mechanism. Transmission expense increased by $512.0 thousand, or 55.6%, due to increased substation maintenance. Distribution expense increased by $402.5 thousand, or 16.4%, due to lower distribution expense in 2003. This was caused by increased professional services related to the timing of facility locate invoices and the accrual of a Federal Emergency Management Agency (FEMA) reimbursement of $250,000 for wind storm damage in the second quarter of 2003. Consumer Accounts/Information expense decreased $145.9 thousand, or 10.3%, due to lower information services and garage allocated costs. Administrative, general and other expense decreased by $2.7 million, or 33.7%, due to write offs in 2003 that Chugach did not have in 2004. The write offs included several study projects, obsolete inventory and the write down of an impaired asset of $1.8 million in 2003. Power production and depreciation and amortization expense did not materially change for the three-month period ended June 30, 2004.

     Interest on long-term debt decreased by $452.2 thousand, or 7.7%, due to lower long-term debt balances and lower interest rates on the CoBank bonds. Interest charged to construction increased by $115.7 thousand in the second quarter of 2004 compared to the same period in 2003 due to an adjustment that was made to a completed project in 2003. Other interest expense decreased by $48.2 thousand, or 100%, from the second quarter of 2003 due to an adjustment to interest associated with the provision for rate refunds that was made earlier in the year.

     Other nonoperating margins increased $31.7 thousand, or 34.8%, for the three-month period ended June 30, 2004, compared to the same period in 2003 due to an increase in interest income caused by higher cash balances and higher Allowance for Funds Used During Construction (AFUDC) due to the same adjustment made to a completed project in 2003 discussed above.

     Current Year to Date Versus Prior Year to Date

     Assignable margins decreased by $3.0 million, or 42.2%, in the first six months of 2004, over the same period in 2003, primarily due to a $5.2 million reversal recorded to revenue in March of 2003 of a $7.1 million provision for rate refund recorded in 2002. This variance was offset by a decrease in interest expense and a decrease in administrative, general and other expense.

     Operating revenues increased $6.1 million, or 6.6%, due to an increase in revenue collected through the fuel surcharge mechanism due to higher fuel prices and due to the provision for rate refund reversal discussed above. The increase was offset by decreased economy energy sales to GVEA.

     The following table represents kWh sales for the six months ended June 30:

                                 2004                  2003
                                 ----                  ----
                  Customer        kWh                    kWh
             Retail           607,297,828           574,954,088
             Wholesale        587,363,615           550,594,111
             Economy Energy    31,262,141           118,093,130
                               ----------           -----------
             Total            225,923,584         1,243,641,329
                         ===================    ==================

     Fuel expense increased by $9.1 million, or 41.6%, for the first six months of 2004, compared to the same period in 2003 due to higher fuel prices. Fuel expense is collected through the fuel surcharge mechanism. Power production expense increased by $697.3 thousand, or 11.4%, due to the timing of generation projects. In 2003, the annual maintenance projects started later in the year than in 2004. Purchased power expense increased by $1.5 million, or 18.7%, also due to higher fuel prices and is also collected through the fuel surcharge mechanism. Transmission expense increased $1.1 million, or 50%, due to increased substation maintenance. Administrative, general and other expense decreased by $2.4 million, or 18.3%, due primarily to a $1.8 million write down of an impaired asset in 2003, as well as higher write offs of study projects and obsolete inventory in 2003. Distribution, consumer accounts/information and depreciation and amortization expense did not materially change for the six-month period ended June 30, 2004, compared to the same period in 2003.

     Interest on long-term debt decreased by $891.1 thousand, or 7.6%, due to lower debt balances and lower interest rates. Interest charged to construction increased by $97.3 thousand, or 95.7%, in the first six months of 2004 compared to the same period in 2003, due to an adjustment that was made to a completed project in 2003. Other interest expense decreased by $60.1 thousand, or 504.8%, during the same period in 2004 compared to the same period in 2003 due to an adjustment to interest associated with our provision for rate refunds that were made earlier in the year.

     Other non-operating margins decreased by $80.3 thousand, or 25.2%, for the six-month period ended June 30, 2004, compared to the same period in 2003, due to a decrease in the gain associated with the disposal of property caused by the sale of a crane in 2003.

     Financial Condition

     Total assets decreased $3.5 million, or 0.62%, from December 31, 2003, to June 30, 2004. The decrease was due in part to a $5.4 million, or 1.2%, decrease in net plant, primarily due to depreciation expense in excess of extension and replacement of plant. The decrease in total assets was also due to a $1.6 million, or 8.7%, decrease in accounts receivable caused by the collection of receivables that were accrued but not received at December 31, 2003. The decrease in total assets was also due to a $2.0 million, or 100.0%, decrease in fuel cost recovery caused by the collection of the previous quarter fuel cost through the fuel surcharge mechanism. There was also a decrease of $2.7 million, or 11.7%, in deferred charges caused by the amortization of deferred projects.

     These decreases were offset by a $6.0 million, or 53.6%, increase in cash and cash equivalents due to less than anticipated construction spending and a $2.7 million, or 12.3%, increase in materials and supplies caused by the purchase of generation inventory items in preparation for scheduled maintenance projects.

     Notable changes to total liabilities and equities include a $5.9 million, or 1.5%, decrease in long-term obligations caused by the installment payments of the 2002 Series B bond and the CoBank 3 and 4 bonds. Accounts payable also decreased $3.3 million, or 43.6%, caused by the payment of invoices that were accrued but not paid at December 31, 2003. There was also a $671.1 thousand, or 100.0%, decrease in provision for rate refund due to the payment of rate refunds since December 31, 2003. Deferred credits also decreased $506.3 thousand, or 13.6%, due to reduced refundable deposits.

     These decreases were offset by a $4.1 million, or 3.3%, increase in patronage capital due to the margins generated in the first two quarters of 2004 and an $874.0 thousand, or 100.0%, increase in fuel cost payable due to the over-collection of the previous quarter fuel cost through the fuel surcharge mechanism. The decreases were also offset by an increase of $386.4 thousand, or 7.0%, in current installments of long-term debt. Salaries, wages and benefits also increased $434.1 thousand, or 8.9%, due to higher accruals caused by the timing of pay dates. Fuel cost also increased $1.0 million, or 11.7%, due to higher fuel prices.

     Liquidity and Capital Resources

     Chugach has satisfied its operational and capital cash requirements primarily through internally-generated funds, an annual $20 million line of credit with CoBank and a $50 million line of credit from NRUCFC. At June 30, 2004, there was no outstanding balance with NRUCFC or CoBank.

     Chugach also has a term loan facility with CoBank. Loans made under this facility are evidenced by promissory notes governed by the Master Loan Agreement, which became effective on January 22, 2003. At June 30, 2004, Chugach had the following promissory notes outstanding under this facility:

                                                  Interest rate at June                          Principal Payment
    Promissory Note         Principal balance            30, 2004             Maturity Date             Dates
    ---------------         -----------------            --------             -------------             -----


        CoBank 2               $10,000,000                 7.76%                   2005                 2005
        CoBank 3               $20,634,830                 2.71%                   2022              2003 - 2022
        CoBank 4               $22,554,349                 2.71%                   2022              2003 - 2022
        CoBank 5               $10,000,000                 2.71%                   2012              2002 - 2012

         Total                 $63,189,179

     On January 22, 2003, Chugach and CoBank finalized a new Master Loan Agreement pursuant to which the CoBank term loan facility was converted from secured to unsecured debt and the obligations represented by the outstanding bonds then held by CoBank were converted into promissory notes governed by the new Master Loan Agreement. Chugach's mortgage indenture was replaced in its entirety by an Amended and Restated Indenture dated April 1, 2001. All liens and security interests imposed under the indenture were terminated and all outstanding Chugach bonds (including New Bonds of 2001 Series A, 2002 Series A and 2002 Series B) became unsecured obligations governed by the terms of the Amended and Restated Indenture.

     Capital construction in 2004 is estimated at $28.2 million. At June 30, 2004, approximately $5.7 million had been expended. Capital improvement expenditures are expected to increase in the third quarter of 2004 as the construction season begins in April and extends into October.

     Chugach management continues to expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 2004 and thereafter.

     Outlook

     Chugach is currently planning for future resource needs. An Integrated Resource Plan (IRP) is in progress. This effort studies several possible future scenarios for power sales.

     On March 17, 2004, the Chugach Board of Directors authorized the Chief Executive Officer (CEO) or his designee to enter into an agreement to form a Joint Action Agency (JAA) that, if implemented, could provide a structure with which Chugach and other eligible Alaska utilities might jointly acquire, own and operate certain generation and transmission facilities. Environmental Matters

     Compliance with Environmental Standards

     Chugach's operations are subject to certain federal, state and local environmental laws. The costs associated with environmental compliance are included as a component of both the operating and capital budget processes. Chugach accrues for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable.

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

     Interest Rate Risk

     The following table provides information regarding auction dates and rates in 2004 on the 2002 Series B bonds.

                    Auction Date                   Interest Rate

                   January 28, 2004                     1.12%
                  February 25, 2004                     1.09%
                    March 24, 2004                      1.10%
                    April 21, 2004                      1.11%
                     May 19, 2004                       1.20%
                    June 16, 2004                       1.40%
                    July 14, 2004                       1.55%
                   August 11, 2004                      1.65%

     The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of June 30, 2004.

                                                                                             Fair
Total Debt*            2005       2006       2007       2008      Thereafter      Total      Value
-----------            ----       ----       ----       ----      ----------      -----      -----

Fixed rate             $10,000         $0         $0        $0      $270,000    $280,000    $304,765

Average
interest rate            7.76%          -          -         -         6.39%       6.44%

Variable rate           $5,931     $6,326    $11,729    $7,241       $73,063    $104,289    $104,289

Average
interest rate            1.83%      1.83%      2.20%     1.83%         2.28%       2.19%

     *   Includes current portion

     Commodity Price Risk

     Chugach's gas contracts provide for adjustments to gas costs based on fluctuations of certain commodity prices and indices. Because purchased power costs are passed directly to our wholesale and retail customers through a fuel surcharge, fluctuations in the price paid for gas pursuant to long-term gas supply contracts do not normally impact margins. The fuel surcharge mechanism mitigates the commodity price risk of market fluctuations in the price of purchased power.

     Item 4. Controls and Procedures

     As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive officer (CEO) and principal financial officer (CFO) supervised and participated in this evaluation. Based on this evaluation, our CEO and CFO each concluded that our disclosure controls and procedures are effective and timely in alerting them to material information required to be included in our periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions. In addition, there have been no significant changes in our internal controls or in other factors known to management that could significantly affect our internal controls subsequent to our most recent evaluation. We have found no facts that would require us to take any corrective actions with regard to significant deficiencies or material weaknesses.

                          PART II OTHER INFORMATION

     Item 1. Legal Proceedings

     Matanuska Electric Association, Inc., v. Chugach Electric Association, Inc., Superior Court Case No. 3AN-99-8152 Civil

     This action is a claim for a breach of the Tripartite Agreement, which is the contract governing the parties' relationship for a 25-year period from 1989 through 2014 and governing our sale of power to MEA during that time. MEA asserted we breached that contract by failing to provide information, by failing to properly manage our long-term debt, and by failing to bring our base rate action to a Joint Committee before presenting it to the RCA. The committee is defined in the power sales contract and consists of one MEA and two Chugach board members. All of MEA's claims were dismissed in Superior Court.

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

     Not applicable

     Item 5. Other Information

     Not applicable

     Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits:

             Code of Ethics for Senior Financial Officers of the Registrant dated effective June 16, 2004.

             Certification of Principal Executive Officer pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002.

             Certification of Principal Financial Officer pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002.

             Certification of Principal Executive Officer pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

             Certification of Principal Financial Officer pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K:

             No reports on Form 8-K were filed for the quarter ended June 30, 2004.

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

                                            Date:    August 13, 2004


                                            By:      /s/ Michael R. Cunningham

                                                     Michael R. Cunningham
                                                     Chief Financial Officer

                                            Date:    August 13, 2004

                                   EXHIBITS

     Listed below are the exhibits, which are filed as part of this Report:

              Exhibit Number                                  Description

                    14                 Code of Ethics for Senior Financial Officers of the Registrant
                                       dated effective June 16, 2004

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