Form 10-Q
period 2004-09-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2004-11-15
CIK 878004

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


--------------------------------------------------------------------------------

                                    FORM 10-Q

--------------------------------------------------------------------------------


    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXHANGE ACT OF 1934


                For the quarterly period ended September 30, 2004

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

                  CLASS                   OUTSTANDING AT NOVEMBER 1, 2004

                  NONE                                 NONE

                                                                    Page Number
CAUTION REGARDING FORWARD-LOOKING STATEMENTS

PART I FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)                                2

              Balance Sheets, September 30, 2004 and December 31, 2003        3

              Statements of Revenues, Expenses and Patronage Capital,
              Three and Nine Months Ended September 30, 2004 and 2003         5

              Statements of Cash Flows, Nine Months Ended September
              30, 2004 and 2003                                               6

              Notes to Financial Statements                                   7

Item 2.       Management's Discussion and Analysis of Results of
              Operations and Financial Condition                            1 1

Item 3.       Quantitative and Qualitative Disclosures About Market Risk    1 7

Item 4.       Controls and Procedures                                       1 8

PART II OTHER INFORMATION

Item 1.       Legal Proceedings                                             1 8

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds   2 0

Item 3.       Defaults Upon Senior Securities                               2 0

Item 4.       Submission of Matters to a Vote of Security Holders           2 0

Item 5.       Other Information                                             2 0

Item 6.       Exhibits                                                      2 0

              Signatures                                                    2 1

              Exhibits                                                      2 2

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

                          PART I FINANCIAL INFORMATION

     Item 1.  Financial Statements

     The unaudited financial statements and notes to financial statements of Chugach as of and for the quarter ended September 30, 2004, follow:

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 BALANCE SHEETS


                                                                               (Unaudited)
                             Assets                                        September 30, 2004        December 31, 2003
                             ------                                        ------------------        -----------------
Utility plant:

     Electric plant in service                                                 $ 746,890,350           $ 744,260,390

     Construction work in progress                                                18,793,652              16,560,438
                                                                                  ----------              ----------
                                                                                 765,684,002             760,820,828

     Less accumulated depreciation                                             (301,048,910)           (293,371,966)
                                                                               -------------           -------------
                                                                                 464,635,092             467,448,862

Other property and investments, at cost:

     Nonutility property                                                               3,550                   3,550

     Investments in associated organizations                                      11,388,139              11,381,796
                                                                                  ----------              ----------
                                                                                  11,391,689              11,385,346

Current assets:

     Cash and cash equivalents                                                    10,852,270              11,185,086

     Cash-restricted construction funds                                                    0                 488,846

     Special deposits                                                                222,163                 222,163

     Accounts receivable, net                                                     18,415,139              18,812,199

     Fuel cost recovery                                                                    0               2,032,730

     Materials and supplies                                                       23,442,617              21,888,794

     Prepayments                                                                   1,631,314               1,458,649

     Other current assets                                                            286,771                 357,265
                                                                                     -------                 -------
                                                                                  54,850,274              56,445,732

Deferred charges                                                                  20,643,211              23,511,563
                                                                                  ----------              ----------

Total Assets                                                                   $ 551,520,266           $ 558,791,503
                                                                               =============           =============

                         CHUGACH ELECTRIC ASSOCIATION, INC.
                                 BALANCE SHEETS
                                   (Continued)




                                                                                (Unaudited)
                     Liabilities and Equities                                September 30, 2004       December 31, 2003
                     ------------------------                                ------------------       -----------------
Equities and margins:

     Memberships                                                                 $ 1,190,948             $ 1,155,818

     Patronage capital                                                           129,439,193             126,341,413

     Other                                                                         6,699,102               6,718,891
                                                                                   ---------               ---------
                                                                                 137,329,243             134,216,122
Long-term obligations, excluding current installments:

     2001 Series A Bond payable                                                  150,000,000             150,000,000

     2002 Series A Bond payable                                                  120,000,000             120,000,000

     2002 Series B Bond payable                                                   46,200,000              51,100,000

     National Bank for Cooperatives Bonds payable                                 52,157,786              63,189,179
                                                                                  ----------              ----------
                                                                                 368,357,786             384,289,179
Current liabilities:

     Current installments of long-term obligations                                15,931,393               5,545,000

     Accounts payable                                                              4,655,794               7,676,906

     Provision for rate refund                                                             0                 671,071

     Consumer deposits                                                             1,911,993               1,834,752

     Fuel cost payable                                                               739,488                       0

     Accrued interest                                                              1,903,021               6,165,790

     Salaries, wages and benefits                                                  5,762,989               4,886,600

     Fuel                                                                         10,942,321               9,006,758

     Other current liabilities                                                     1,236,861                 785,760
                                                                                   ---------                 -------
                                                                                  43,083,860              36,572,637

     Deferred credits                                                              2,749,377               3,713,565
                                                                                   ---------               ---------

      Total Liabilities and Equities                                           $ 551,520,266           $ 558,791,503
                                                                               =============           =============

See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
             Statements of Revenues, Expenses and Patronage Capital
                                   (Unaudited)


                                                           Three months ended September 30     Nine months ended September 30
                                                                 2004              2003             2004              2003
                                                                 ----              ----             ----              ----
Operating revenues                                           $47,991,700       $41,163,160     $146,025,052      $133,091,838

Operating expenses:
     Fuel                                                     15,401,482        12,267,067       46,351,134        34,120,453

     Power production                                          4,544,688         3,363,789       11,365,200         9,486,981

     Purchased power                                           5,400,612         4,681,807       14,892,444        12,714,043

     Transmission                                              1,611,613         1,045,137        4,784,335         3,159,875

     Distribution                                              3,140,476         2,869,990        8,571,666         8,147,487

     Consumer accounts/Information expense                     1,442,945         1,307,796        4,138,208         4,123,234

     Administrative, general and other                         5,478,919         5,976,266       16,337,182        19,261,872

     Depreciation and amortization                             6,757,489         6,839,754       20,889,807        20,812,332
                                                               ---------         ---------       ----------        ----------

         Total operating expenses                             43,778,224        38,351,606      127,329,976       111,826,277

Interest expense:
     On long-term obligations                                  5,503,915         5,845,448       16,357,359        17,590,018

     On short-term obligations                                         0                 0         (48,179)            11,900

     Charged to construction-credit                            (130,511)         (110,826)        (329,463)         (212,510)
                                                               ---------         ---------        ---------         ---------

         Net interest expense                                  5,373,404         5,734,622       15,979,717        17,389,408
                                                               ---------         ---------       ----------        ----------

         Net operating margins                               (1,159,928)       (2,923,068)        2,715,359         3,876,153

Nonoperating margins:
     Interest income                                             126,456            99,950          320,483           282,033

     Other                                                        20,826            22,890           63,522            86,605

     Property gains (losses)                                     (1,584)            30,396          (1,584)           101,615
                                                                 -------            ------          -------           -------

         Total nonoperating margins                              145,698           153,236          382,421           470,253
                                                                 -------           -------          -------           -------

         Assignable margins                                  (1,014,230)       (2,769,832)        3,097,780         4,346,406
                                                             ===========       ===========        =========         =========

Patronage capital at beginning of period                     130,453,423       127,204,532      126,341,413       120,148,502

Retirement of capital credits and estate
 payments                                                            (0)               (0)              (0)          (60,208)
                                                                     ---               ---              ---          --------

Patronage capital at end of period                         $ 129,439,193     $ 124,434,700    $ 129,439,193      $124,434,700
                                                           =============     =============    =============      ============

See accompanying notes to financial statements.

                        CHUGACH ELECTRIC ASSOCIATION, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                           Nine months ended September 30
                                                                                               2004             2003
                                                                                               ----             ----
Cash flows from operating activities:
         Assignable margins                                                                  $3,097,780       $4,346,406

Adjustments to reconcile assignable margins to net cash (used in) provided by operating activities:
         Provision for rate refund adjustment                                                         0      (1,842,497)
         Depreciation and amortization                                                       23,586,909       24,813,600
         Capitalization of interest                                                           (382,496)        (245,983)
         Property (gains) losses                                                                  1,584        (101,615)
         Impairment of long-lived asset                                                               0        1,846,816
         Other                                                                                      955            1,145

         Changes in assets and liabilities:
          (Increase) decrease in assets:
         Fuel cost recovery                                                                   2,032,730        (100,714)
         Accounts receivable                                                                    397,060       12,885,977
         Prepayments                                                                          (172,665)      (1,422,453)
         Materials and supplies                                                             (1,553,823)        1,556,613
         Deferred charges, net                                                                  171,250        (792,956)
         Other                                                                                   70,494         (14,389)

       Increase (decrease) in liabilities:
         Accounts payable                                                                   (3,021,112)      (4,097,725)
         Provision for rate refund                                                            (671,071)                0
         Fuel payable                                                                           739,488        (363,862)
         Consumer deposits                                                                       77,241         (16,109)
         Accrued interest                                                                   (4,262,769)      (4,388,496)
         Deferred credits                                                                   (1,829,255)        (978,206)
         Other                                                                                3,263,053        1,444,009
                                                                                              ---------        ---------
                  Net cash provided by operating activities                                  21,545,353       32,529,561

Cash flows from investing activities:
         Extension and replacement of plant                                                (17,695,126)     (18,419,642)
         Investments in associated organizations                                                (7,298)         (34,226)
                                                                                                -------         --------
                  Net cash used in investing activities                                    (17,702,424)     (18,453,868)

Cash flows from financing activities:
         Short-term obligations                                                                       0      (6,081,250)
         Repayments of long-term obligations                                                (5,545,000)      (5,165,821)
         Retirement of patronage capital                                                              0         (60,208)
         Other                                                                                1,369,255          529,251
                                                                                              ---------          -------
                  Net cash used in financing activities                                     (4,175,745)     (10,778,028)

Net increase (decrease) in cash and cash equivalents                                          (332,816)        3,297,665

Cash and cash equivalents at beginning of period                                            $11,185,086       $7,284,292
------------------------------------------------                                            -----------       ----------

Cash and cash equivalents at end of period                                                  $10,852,270      $10,581,957
------------------------------------------                                                  ===========      ===========

Supplemental disclosure of cash flow information - interest expense paid, net of            $20,242,486      $17,456,325
                                                                                            ===========      ===========
amounts capitalized

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

     2.  Lines of credit

     Chugach maintains a line of credit of $20 million with CoBank, ACB (CoBank). The CoBank line of credit expires December 31, 2004, subject to annual renewal at the discretion of the parties. At September 30, 2004, there was no outstanding balance on this line of credit. In addition, Chugach has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At Sept 30, 2004, there was no outstanding balance on this line of credit. The NRUCFC line of credit expires October 15, 2007.

     3.  Legal Proceeding

     Matanuska Electric Association, Inc., v. Chugach Electric Association, Inc., Superior Court Case No. 3AN-99-8152 Civil, Supreme Court No. S-10598/10618

     This action is a claim for a breach of the 25-year all-requirements contract for power sales to Matanuska Electric Association, Inc. (MEA) through 2014. MEA asserted Chugach breached that contract by failing to provide information, by failing to properly manage our long-term debt, and by failing to bring our base rate action to a joint committee before presenting it to the Regulatory Commission of Alaska (RCA). The joint committee is defined in the power sales contract and consists of one MEA and two Chugach board members. All of MEA's claims were dismissed in Superior Court.

     MEA appealed the Superior Court's decisions relating to our debt management and our failure to bring our base rate action to the joint committee before filing with the RCA to the Alaska Supreme Court. Chugach cross-appealed the Superior Court's decision not to dismiss the debt management claim on jurisdictional and res judicata grounds.

     The Alaska Supreme Court issued a decision on October 8, 2004. The Supreme Court approved of the Superior Court's dismissal of this claim by ruling in Chugach's favor supporting its right under the power sales agreement to file for interim rate relief without first going to the Joint Committee.

     The Supreme Court ruled against Chugach by overturning the Superior Court's decision that dismissed MEA's fifth cause of action. This claim asked the court to review Chugach's use of rate locks instead of defeasing debt based on the Prudent Utility Practice standard under our power sales agreement. The Superior Court had dismissed the claim finding that the Prudent Utility Practice standard found in the power sales agreement between the parties did not apply. The Supreme Court reversed that decision, finding that the Prudent Utility Practice standard does apply to Chugach's debt management. The Supreme Court also ruled against Chugach on arguments that the Superior Court should have dismissed the debt management claim on jurisdictional and res judicata grounds.

     The case will be remanded to the Superior Court to consider the one remaining issue. Management is uncertain of the outcome of the proceeding before the Superior Court.

     Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc. Superior Court Case No. 3AN-04-11776 Civil

     On October 12, 2004, MEA filed suit in Superior Court alleging a breach of the power sales agreement between the parties and violation of Chugach's bylaws in connection with allocation of margins (capital credits) to MEA for the years 1998 through 2003. Allocation of capital credits assigns a share of the margins earned in a particular year to each customer. Capital credits are repatriated to customers at the discretion of the board of directors typically many years after the margins are earned.

     The suit seeks a declaration by the Court that Chugach is in breach of its bylaws and the power sales agreement based on its allocation of capital credits to MEA as well as injunctive relief requiring Chugach to calculate MEA's capital credit allocations based on MEA's patronage and in accordance with generally accepted accounting practices for nonprofit cooperatives and cooperative principles. The suit also seeks damages in an unspecified amount to compensate MEA for the alleged breach of contract.

     Management intends to vigorously defend against the claim. Management is uncertain of the outcome of the suit.

     4.  Critical Accounting Policies

     Chugach's accounting and reporting policies comply with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires that management apply accounting policies and make estimates and assumptions that affect results of operations and reported amounts of assets and liabilities in the financial statements. Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach's financial condition and results of its operations, and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are material to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under accounting principles generally accepted in the United States of America. For all of these policies management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with the Chugach Audit Committee.

     The following policies are considered to be critical accounting policies for the quarter ending September 30, 2004.

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

     5.  New Accounting Standards

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares depending on the nature of the relationship established between the holder and the issuer. While FASB still plans to revise that definition through an amendment to Concepts Statement 6, FASB decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. Chugach implemented SFAS No. 150 effective January 1, 2004, and there was no material impact to the financial statements.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Reference is made to the information contained under the caption "CAUTION REGARDING FORWARD-LOOKING STATEMENTS" at the beginning of this Report.

     Docket U-01-108

     Chugach filed a general rate case on July 10, 2001, based on a 2000 Test Year.

     On April 15, 2002, Chugach submitted a filing with the RCA to update certain known and measurable costs and savings that had occurred outside the 2000 Test Year. In the updated filing, Chugach reduced its base rate increase request from 6.5% to 5.7%. Three wholesale customers and the Public Advocacy Staff of the RCA participated in the rate case.

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

     Appeal of RCA Orders

     Chugach filed a timely appeal of RCA Orders Nos. 26, 30 and 33 to the Alaska Superior Court. In its Appellant's brief dated February 18, 2004, Chugach asserted that the RCA's orders contained three errors:

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

     Results Of Operations

     Current Year Quarter Versus Prior Year Quarter

     Assignable margins increased by $1.8 million for the quarter ended September 30, 2004, over the same quarter in 2003 due to a decrease in administrative, general and other expense, a decrease in net interest expense and increased kWh sales. The decreases were offset by an increase in production, transmission and distribution expenses.

     Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased by $6.8 million, or 16.6%, for the quarter ended September 30, 2004, over the same quarter in 2003. The increase in revenues was due to an increase in revenue recovered through the fuel surcharge mechanism due to higher fuel prices, as well as increased kWh sales to both residential and wholesale customers.

     The following table represents kWh sales for the quarter ended September
     30:

                                     2004                  2003
                                     ----                  ----
                Customer              kWh                  kWh
           Retail                 281,952,973          270,956,140
           Wholesale              287,864,611          269,168,585
           Economy Energy          49,464,608           48,747,730
                                   ----------           ----------
           Total                  619,282,192          588,872,455
                                =============         ============

     Retail demand and energy rates and wholesale demand and energy rates charged to HEA, MEA and SES did not change in the third quarter of 2004 compared to the third quarter of 2003.

     Fuel expense increased by $3.1 million, or 25.6%, for the quarter ended September 30, 2004, compared to the same period in 2003 primarily due to higher fuel prices. Purchased power also increased $718.8 thousand, or 15.4%, due to higher fuel prices. Fuel and purchased power is recovered through the fuel surcharge mechanism. Power production expense increased $1.2 million, or 35.1%, due to annual maintenance projects starting later in the year in 2004 than in 2003. Transmission expense increased by $566.5 thousand, or 54.2%, due to a change in directly assigning SCADA, communications and relay maintenance to the substation maintenance category. In 2003, these costs were recorded to the administrative, general and other financial statement category. Distribution expense increased by $270.5 thousand, or 9.4%, due to increased scheduled maintenance. Consumer Accounts/Information expense increased $135.1 thousand, or 10.3%, due to increased customer record and collection expenses. Administrative, general and other expense decreased by $497.3 thousand, or 8.3%, due to lower information services and garage allocated costs. The decrease was also caused by a write off in 2003 associated with a wind power project that was higher than a write off in 2004 of inventory associated with the fuel cell. Depreciation and amortization expense did not materially change for the three-month period ended September 30, 2004.

     Interest on long-term debt decreased by $341.5 thousand, or 5.8%, due to lower long-term debt balances and lower interest rates on the CoBank bonds. Interest charged to construction did not materially change in the third quarter of 2004 compared to the same period in 2003.

     Other nonoperating margins decreased $7.5 thousand, or 4.9%, for the three-month period ended September 30, 2004, compared to the same period in 2003 due to the sale of a crane in August of 2003, which caused 2003's nonoperating margins to be higher than usual.

     Current Year to Date Versus Prior Year to Date

     Assignable margins decreased by $1.2 million, or 28.7%, in the first nine months of 2004, over the same period in 2003, primarily due to a $5.2 million reversal recorded to revenue in March of 2003 of a $7.1 million provision for rate refund recorded in 2002. This variance was offset by a decrease in interest expense and a decrease in administrative, general and other expense.

     Operating revenues increased $12.9 million, or 9.7%, due to an increase in revenue recovered through the fuel surcharge mechanism due to higher fuel prices and increased kWh sales. The increase was offset by decreased economy energy sales to GVEA.

     The following table represents kWh sales for the nine months ended September 30:

                                    2004                   2003
                                    ----                   ----
                Customer             kWh                   kWh
           Retail                 889,250,801          845,910,228
           Wholesale              875,228,226          819,762,696
           Economy Energy         148,728,850          166,840,860
                                  -----------          -----------
           Total                1,913,207,877        1,832,513,784
                                =============        =============

     Fuel expense increased by $12.2 million, or 35.8%, for the first nine months of 2004, compared to the same period in 2003 due to higher fuel prices. Fuel expense is recovered through the fuel surcharge mechanism. Power production expense increased by $1.9 million, or 19.8%, due to a shift from capital projects in 2003 to expense projects in 2004. Purchased power expense increased by $2.2 million, or 17.1%, also due to higher fuel prices and is also recovered through the fuel surcharge mechanism. Transmission expense increased $1.6 million, or 51.4%, due to a change in directly assigning SCADA, communications and relay maintenance to the substation maintenance category. In 2003, these costs were recorded to the administrative, general and other financial statement category. This expense category was also lower in 2003 due to the accrual of a Federal Emergency Management Agency (FEMA) reimbursement of $250,000 for windstorm damage recorded in the second quarter of 2003. Administrative, general and other expense decreased by $2.9 million, or 15.2%, due primarily to a $1.8 million write down of an impaired asset in 2003, as well as higher write offs of study projects and obsolete inventory in 2003. The decrease was also attributed to lower information services costs allocated to this expense category this year compared to last year when the information services department spent more time on non-administrative projects. Distribution, consumer accounts/information and depreciation and amortization expense did not materially change for the nine-month period ended September 30, 2004, compared to the same period in 2003.

     Interest on long-term debt decreased by $1.2 million, or 7.0%, due to lower debt balances and lower interest rates. Interest charged to construction increased by $117.0 thousand, or 55.0%, in the first nine months of 2004 compared to the same period in 2003, due to an adjustment that was made to a completed project in 2003. Other interest expense decreased by $60.1 thousand, or 504.8%, during the same period in 2004 compared to the same period in 2003 due to an adjustment to interest associated with our provision for rate refunds that were made earlier in the year.

     Other non-operating margins decreased by $87.8 thousand, or 18.7%, for the nine-month period ended September 30, 2004, compared to the same period in 2003, caused by the gain associated with the disposal of a crane in 2003.

     Financial Condition

     Total assets decreased $7.3 million, or 1.3%, from December 31, 2003, to September 30, 2004. The decrease was due in part to a $2.8 million, or 0.60%, decrease in net plant, primarily due to depreciation expense in excess of extension and replacement of plant. The decrease in total assets was also due to a $488.8 thousand, or 100.0%, decrease in restricted construction funds, as well as a $2.0 million, or 100.0%, decrease in fuel cost recovery caused by the collection of the previous quarter fuel cost through the fuel surcharge mechanism. There was also a decrease of $2.9 million, or 12.2%, in deferred charges caused by the amortization of deferred projects, as well as the reclassification of software applications to utility plant in service. These decreases were offset by an additional $1.4 million of costs associated with the Cooper Lake Relicensing project.

     These decreases were offset by a $1.6 million, or 7.1%, increase in materials and supplies caused by the purchase of generation and transmission inventory items in preparation for scheduled generation maintenance projects and capital transmission projects.

     Notable changes to total liabilities and equities include installment payments of $5.5 million on the 2002 Series B bond and the CoBank 3 and 4 bonds. Accounts payable also decreased $3.0 million, or 39.4%, caused by a decrease in construction activity in the third quarter of 2004 and the payment of invoices that were accrued but not paid at December 31, 2003. Accrued interest also decreased $4.3 million, or 69.1%, caused by the semi-annual interest payment on the 2001 Series A Bonds in the third quarter. There was also a $671.1 thousand, or 100.0%, decrease in provision for rate refund due to the payment of rate refunds since December 31, 2003. Deferred credits also decreased $964.2 thousand, or 26.0%, due to the return of the Southern Intertie funds discussed above and to reduced refundable deposits.

     These decreases were offset by a $3.1 million, or 2.5%, increase in patronage capital due to the margins generated in the first three quarters of 2004 and an $739.5 thousand, or 100.0%, increase in fuel cost payable due to the over-collection of the previous quarter fuel cost through the fuel surcharge mechanism. The decreases were also offset by an increase of $10.4 million, or 187.3%, in current installments of long-term debt caused by the reclassification of CoBank 2, which is due in August of 2005. Salaries, wages and benefits also increased $876.4 thousand, or 17.9%, due to higher accruals caused by the timing of pay dates. Fuel cost also increased $1.9 million, or 21.5%, due to higher fuel prices.

     Liquidity and Capital Resources

     Chugach has satisfied its operational and capital cash requirements primarily through internally-generated funds, an annual $20 million line of credit with CoBank and a $50 million line of credit from NRUCFC. At September 30, 2004, there was no outstanding balance with NRUCFC or CoBank.

     Chugach also has a term loan facility with CoBank. Loans made under this facility are evidenced by promissory notes governed by the Master Loan Agreement, which became effective on January 22, 2003. At September 30, 2004, Chugach had the following promissory notes outstanding under this facility:

                                                     Interest rate at                            Principal Payment
    Promissory Note         Principal balance       September 30, 2004        Maturity Date             Dates
    ---------------         -----------------       ------------------        -------------             -----

        CoBank 2               $10,000,000                 7.76%                   2005                 2005
        CoBank 3               $20,634,830                 3.12%                   2022              2003 - 2022
        CoBank 4               $22,554,349                 3.12%                   2022              2003 - 2022
        CoBank 5               $10,000,000                 3.12%                   2012              2002 - 2012

         Total                 $63,189,179

     On January 22, 2003, Chugach and CoBank finalized a new Master Loan Agreement pursuant to which the CoBank term loan facility was converted from secured to unsecured debt and the obligations represented by the outstanding bonds then held by CoBank were converted into promissory notes governed by the new Master Loan Agreement. Chugach's mortgage indenture was replaced in its entirety by an Amended and Restated Indenture dated April 1, 2001. All liens and security interests imposed under the indenture were terminated and all outstanding Chugach bonds (including New Bonds of 2001 Series A, 2002 Series A and 2002 Series B) became unsecured obligations governed by the terms of the Amended and Restated Indenture. Capital construction in 2004 is estimated at $30.0 million. At September 30, 2004, approximately $17.7 million had been expended. Capital improvement expenditures are expected to decrease in the fourth quarter of 2004 as the construction season ends.

     Chugach management continues to expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 2004 and thereafter.

     Outlook

     Chugach is currently planning for future resource needs. An Integrated Resource Plan (IRP) is in development. This effort studies several possible future scenarios for power sales.

     On March 17, 2004, the Chugach Board of Directors authorized the Chief Executive Officer (CEO) or his designee to enter into an agreement to form a Joint Action Agency (JAA) that, if implemented, could provide a structure with which Chugach and other eligible Alaska utilities might jointly acquire, own and operate certain generation and transmission facilities.
     On September 15, 2004, the Chugach Board of Directors authorized the CEO to undertake all necessary steps to craft a plan to create a single-member Generation and Transmission (G&T) cooperative that would hold all Chugach G&T assets, contractual arrangements, and associated debt. Chugach is considering this option as a way to more effectively track the finances of the G&T functions and to help address issues in future rate cases involving the relative margin earning burdens among customer classes.

     These two organizational structures are not mutually exclusive. Environmental Matters

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

     Interest Rate Risk

     The following table provides information regarding auction dates and rates in 2004 on the 2002 Series B bonds.

                           Auction Date Interest Rate

                               January 28, 2004                     1.12%
                              February 25, 2004                     1.09%
                                March 24, 2004                      1.10%
                                April 21, 2004                      1.11%
                                 May 19, 2004                       1.20%
                                June 16, 2004                       1.40%
                                July 14, 2004                       1.55%
                               August 11, 2004                      1.65%
                              September 8, 2004                     1.75%
                               October 6, 2004                      1.90%
                               November 3, 2004                     2.05%

     The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of September 30, 2004.

                                                                                                 Fair
Total Debt*            2005       2006       2007       2008      Thereafter       Total        Value
-----------            ----       ----       ----       ----      ----------       -----        -----


Fixed rate           $10,000         $0         $0        $0         $270,000     $280,000    $311,611

Average
interest rate          7.76%          -          -         -            6.39%       6.44%

Variable rate         $5,931     $6,326    $11,729    $7,241          $73,063     $104,289    $104,289

Average
interest rate          2.25%      2.25%      2.68%     2.25%            2.76%       2.66%

     *   Includes current portion


     Commodity Price Risk

     Chugach's gas contracts provide for adjustments to gas costs based on fluctuations of certain commodity prices and indices. Because purchased power costs are passed directly to our wholesale and retail customers through a fuel surcharge rate, fluctuations in the price paid for gas pursuant to long-term gas supply contracts do not normally impact margins. The fuel surcharge mechanism mitigates the commodity price risk of market fluctuations in the price of purchased power.

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

                           PART II OTHER INFORMATION

     Item 1. Legal Proceedings

     Matanuska Electric Association, Inc., v. Chugach Electric Association, Inc., Superior Court Case No.3AN-99-8152 Civil, Supreme Court No. S-10598/10618

     This action is a claim for a breach of the 25-year all requirements contract for power sales to MEA through 2014. MEA asserted Chugach breached that contract by failing to provide information, by failing to properly manage our long-term debt, and by failing to bring our base rate action to a joint committee before presenting it to the Regulatory Commission of Alaska (RCA). The joint committee is defined in the power sales contract and consists of one MEA and two Chugach board members. All of MEA's claims were dismissed in Superior Court.

     MEA appealed the Superior Court's decisions relating to our debt management and our failure to bring our base rate action to the joint committee before filing with the RCA to the Alaska Supreme Court. Chugach cross-appealed the Superior Court's decision not to dismiss the debt management claim on jurisdictional and res judicata grounds.

     The Alaska Supreme Court issued a decision on October 8, 2004. The Supreme Court approved of the Superior Court's dismissal of this claim by ruling in Chugach's favor supporting its right under the power sales agreement to file for interim rate relief without first going to the Joint Committee.

     The Supreme Court ruled against Chugach by overturning the Superior Court's decision that dismissed MEA's fifth cause of action. This claim asked the court to review Chugach's use of rate locks instead of defeasing debt based on the Prudent Utility Practice standard under our power sales agreement. The Superior Court had dismissed the claim finding that the Prudent Utility Practice standard found in the power sales agreement between the parties did not apply. The Supreme Court reversed that decision, finding that the Prudent Utility Practice standard does apply to Chugach's debt management. The Supreme Court also ruled against Chugach on arguments that the Superior Court should have dismissed the debt management claim on jurisdictional and res judicata grounds.

     The case will be remanded to the Superior Court to consider the one remaining issue. Management is uncertain of the outcome of the proceeding before the Superior Court.

     Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc. Superior Court Case No. 3AN-04-11776 Civil

     On October 12, 2004, MEA filed suit in Superior Court alleging a breach of the power sales agreement between the parties and violation of Chugach's bylaws in connection with allocation of margins (capital credits) to MEA for the years 1998 through 2003. Allocation of capital credits assigns a share of the margins earned in a particular year to each customer. Capital credits are repatriated to customers at the discretion of the board of directors typically many years after the margins are earned.

     The suit seeks a declaration by the Court that Chugach is in breach of its bylaws and the power sales agreement based on its allocation of capital credits to MEA as well as injunctive relief requiring Chugach to calculate MEA's capital credit allocations based on MEA's patronage and in accordance with generally accepted accounting practices for nonprofit cooperatives and cooperative principles. The suit also seeks damages in an unspecified amount to compensate MEA for the alleged breach of contract.

     Management intends to vigorously defend against the claim. Management is uncertain of the outcome of the suit.

     Chugach has certain additional litigation matters and pending claims that arise in the ordinary course of its business. In the opinion of management, no individual matter or the matters in the aggregate is likely to have a material adverse effect on our results of operations, financial condition or liquidity.

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable

     Item 3. Defaults Upon Senior Securities

     Not applicable

     Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

     Item 5. Other Information

     Chugach and MEA met on October 27, 2004, pursuant to Section 12(c) of the MEA/Chugach Power Sales Agreement. This provision requires the parties to meet no later than ten years prior to the termination date of the Agreement, to discuss a possible renewal, extension, or modification of the Agreement, as well as the desires and potential circumstances of all parties following the termination date. At that meeting and shortly thereafter by letter dated November 2, 2004, MEA communicated to Chugach that MEA does not desire to renew, extend or modify the Agreement. Further, MEA stated that it does not envision any type of firm power purchase arrangement with Chugach following expiration of the Agreement on December 31, 2014. MEA assured Chugach that it intends to continue to purchase power from Chugach in accordance with the Agreement through December 31, 2014.

     Item 6. Exhibits

     Exhibits:

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

                                            Date:    November 12, 2004


                                            By:      /s/ Michael R. Cunningham

                                                     Michael R. Cunningham
                                                     Chief Financial Officer

                                            Date:    November 12, 2004

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