Form 10-K
period 2004-12-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2005-03-31
CIK 878004

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K
(Mark One)

     X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2004
                           -----------------
                                       or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to____________________

Commission file number     33-42125

                       Chugach Electric Association, Inc.
             (Exact name of registrant as specified in its charter)

                      Alaska                                 92-0014224
                      ------                                 ----------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

       5601 Electron Dr., Anchorage, Alaska                     99518
       ------------------------------------                     -----
       (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code    (907) 563-7494
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

Indicate by check mark whether registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                   X Yes __ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                   N/A
Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act)                                  __ Yes X No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal
quarter.                                                           N/A

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                          2004 Form 10-K Annual Report

                                Table of Contents

                       PART I                                              Page
       Item 1 - Business                                                      1

       Item 2 - Properties                                                    8

       Item 3 - Legal Proceedings                                            16

       Item 4 - Submission of Matters to a Vote of Security Holders          17

                       PART II
       Item 5 - Market for Registrant's Common Equity and Related
                  Stockholder Matters                                        17

       Item 6 - Selected Financial Data                                      18

       Item 7 - Management's Discussion and Analysis of Financial Condition  19
                  and Results of Operations

       Item 7A - Quantitative and Qualitative Disclosures About Market Risk  35

       Item 8 - Financial Statements and Supplementary Data                  37

       Item 9 - Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                   65

       Item 9A - Disclosure Controls and Procedures                          65

       Item 9B - Other Items                                                 65
                       PART III
       Item 10 - Directors and Executive Officers of the Registrant          66

       Item 11 - Executive Compensation                                      69

       Item 12 - Security Ownership of Certain Beneficial Owners and
                   Management                                                72

       Item 13 - Certain Relationships and Related Transactions              72

       Item 14 - Principal Accountant Fees and Services                      72

                       PART IV
       Item 15 - Exhibits and Financial Statement Schedules                  73

              SIGNATURES                                                     86

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

         Chugach makes its current and periodic reports available, free of charge, on its website at www.chugachelectric.com as soon as practicable after filing with the Securities and Exchange Commission (SEC). Our website provides a link to the SEC website.

          Chugach is the largest electric utility in Alaska. We are engaged in the generation, transmission and distribution of electricity to approximately 75,500 active metered locations in the Anchorage and upper Kenai Peninsula areas. Through an interconnected regional electrical system, our energy is distributed throughout Alaska's Railbelt, a 400-mile-long area stretching from the coastline of the southern Kenai Peninsula to the interior of the state, including Alaska's largest cities, Anchorage and Fairbanks. Neither Chugach nor any other electric utility in Alaska has any connection to the electric grid of the mainland United States or Canada.

         Chugach is a rural electric cooperative that is exempt from federal income taxation as an organization described in Section 501(c)(12) of the Internal Revenue Code (Code). Alaska electric cooperatives must pay to the State of Alaska, in lieu of state and local ad valorem, income and excise taxes, a tax at the rate of $0.0005 per kWh of electricity sold in the retail market during the preceding year. In addition, we currently collect a regulatory cost charge of $.000397 per kWh of retail electricity sold. This charge is assessed to fund the operations of the Regulatory Commission of Alaska (RCA). It is a pass-through and thus does not impact our margins.

         Our workforce consists of approximately 355 full-time employees. Approximately two-thirds of our employees are members of the International Brotherhood of Electrical Workers (IBEW). We have three collective bargaining agreements with the IBEW that are in effect through June 30, 2006. We also have an agreement with Hotel Employees, Restaurant Employees (HERE), Local 878 in effect through June 30, 2006. We believe our relationship with our employees is good.

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

         Our members are the consumers of the electricity sold by us. As of December 31, 2004, we had 62,684 retail members receiving service at approximately 75,500 active metered locations and three major wholesale customers. No individual retail customer receives more than 5% of our power.

         Our customers are billed per a tariff rate on a monthly basis for electrical power consumed during the preceding period. Billing rates are approved by the RCA (see "Rate Regulation and Rates" below).

         Rates (derived on the basis of historic cost of service) are established to generate revenues in excess of current period costs in any year and such excess is designated on our Statements of Revenues, Expenses and Patronage Capital as "assignable margins." Retained assignable margins are designated on our balance sheet as "patronage capital" that is assigned to each member on the basis of patronage.

         We have 530 megawatts of installed generating capacity provided by 17 generating units at our five owned power plants: Beluga Power Plant, Bernice Lake Power Plant, International Generation and Transmission Power Plant (IGT), Cooper Lake Hydroelectric Plant and Eklutna Hydroelectric Project, in which we own a 30% interest. Approximately 84% (by rated capacity) of our generating capacity is fueled by natural gas, which we purchase under long-term gas contracts. The remainder of our generating resources are hydroelectric facilities. In 2004, approximately 86% of our energy was generated at the Beluga facility. The Bradley Lake Hydroelectric Project provides up to 27.4 megawatts for our retail customers and up to 38.6 megawatts for our wholesale customers. We also purchase approximately 40 megawatts from the Nikiski power plant on the Kenai Peninsula. We operate 1,645 miles of distribution line and 402 miles of transmission line. For the year ended December 31, 2004, we sold 2.6 billion kilowatt hours (kWh) of electrical power.


         Customer Revenue From Sales

         The following table shows the energy sales to and electric revenues from our retail, wholesale, and economy energy customers for the year ended December 31, 2004:

                                                                                                      Percent of Revenue
                                                      MWh                   2004 Revenues                 from Sales
Direct retail sales:
     Residential....................                 571,320                  $65,651,405                      33%
     Commercial.....................                 653,729                   59,085,360                      30%
                                                     -------                   ----------                      ---
     Total..........................               1,225,049                  124,736,765                      63%

Wholesale sales:
     MEA............................                 658,208                   37,164,894                      19%
     HEA............................                 477,256                   24,790,344                      12%
     Seward.........................                  62,176                    2,850,001                       1%
                                                      ------                    ---------                       --
     Total..........................               1,197,640                   64,805,239                      32%

Economy energy sales(1) ............                 206,835                    8,867,625                       5%
                                                     -------                    ---------
Total revenue from sales............               2,629,524                  198,409,629                     100%
                                                   =========                                                  ====
Miscellaneous energy revenue                                                    2,836,986
                                                                                ---------
Total energy revenues                                                        $201,246,615
                                                                             ============

(1)      Economy sales were made to Golden Valley Electric Association (GVEA) and AML&P.

         Retail Customers

         Service Territory

         Our retail service area covers the populated areas of Anchorage (other than downtown Anchorage) as well as remote mountain areas and villages. The service area ranges from the northern Kenai Peninsula on the south, to Tyonek on the west, to Whittier on the east and to the Glenn Highway on the north.

         Customers

         As of December 31, 2004, we had 62,684 members being served by approximately 74,750 meters (some members are served by more than one meter). Our customers are primarily urban and suburban. The urban nature of our customer base means that we have a relatively high customer density per line mile. Higher customer density means that fixed costs can be spread over a greater number of customers. As a result of lower average costs attributable to each customer, we benefit from a greater stability in revenue, as compared to a less dense distribution system in which each individual customer would have a more significant impact on operating results. For the past five years no retail customer accounted for more than 5% of our revenues.

         Wholesale Customers

         We are the principal supplier of power to MEA, Seward and HEA under separate wholesale power contracts. For 2004, our wholesale power contracts, including the fuel component, produced $64.8 million in revenues, representing 32% of our total revenues and 46% of our total sales to customers.

         MEA and HEA

         We have two power sales contracts with Alaska Electric Generation & Transmission Cooperative, Inc., (AEG&T): one for firm, all-requirement sales to MEA and one for firm, partial- requirement sales to HEA. AEG&T is a generation and transmission cooperative that was formed by MEA and HEA in the mid 1980's. Under each of these contracts, we sold power to AEG&T, for resale to MEA and HEA. On June 19, 2002, the RCA approved the request by Alaska Electric and Energy Cooperative, Inc. (AEEC) and AEG&T to Transfer Certificate of Public Convenience and Necessity No. 345 to serve as the power supplier of HEA to AEEC, instead of AEG&T. HEA is the sole member of AEEC. As part of this transaction our power sales agreement was assigned to AEEC and the Nikiski dispatch agreement was assigned to HEA with certain exceptions with the remaining rights and obligations under the Dispatch Agreement being assigned to AEEC. Management has not experienced a decline in revenue as a result of this transfer. Under our contracts, each of MEA and HEA is obligated to pay us for the power sold to AEG&T and AEEC even if AEG&T and AEEC do not pay.

         Under the contract with AEG&T and MEA, MEA is obligated to purchase all of its electric power and energy requirements from us. MEA has the right, on advance notice and subject to RCA approval, to convert to a net-requirements purchaser of power, and as such MEA would be obligated to buy its needed power from us net of its power needs satisfied from any of its own or AEG&T's resources. The notice period required for such conversion may be up to five years, depending on which non-Chugach resources MEA proposes to use to satisfy its power needs. MEA has not invoked this right at this time.

         If MEA converts to a net-requirements purchaser under the contract, MEA cannot reduce its payment for power that it purchases from us below a certain minimum amount. MEA will be required to pay demand charges based upon the highest post-1985 historical coincident peak on the MEA system. Therefore, if MEA converts to net-requirements service, we will continue to recover all or substantially all of the fixed costs now assigned to it. Also, our revenues from energy sales to MEA would partially decline in proportion to the reduction in the energy sold, but this decline would be offset to an extent by savings in the variable costs associated with energy production.

         MEA also has the right, on seven years advance notice after RCA approval, to convert to a take-or-pay purchase of a fixed amount of power, also subject to minimum payment requirements associated with prior purchases. The MEA contract is in effect through December 31, 2014. Chugach and MEA met on October 27, 2004, pursuant to Section 12(c) of the MEA/Chugach Power Sales Agreement. This provision requires the parties to meet no later than ten years prior to the termination date of the Agreement, to discuss a possible renewal, extension, or modification of the Agreement, as well as the desires and potential circumstances of all parties following the termination date. At that meeting and shortly thereafter by letter dated November 2, 2004, MEA communicated to Chugach that MEA does not desire to renew, extend or modify the Agreement. Further, MEA stated that it does not envision any type of firm power purchase arrangement with Chugach following expiration of the Agreement on December 31, 2014. MEA assured Chugach that it intends to continue to purchase power from Chugach in accordance with the Agreement through December 31, 2014.

         During the past several years, we have had numerous disputes and engaged in substantial litigation with MEA regarding many aspects of our contractual relationship with it. For a discussion of material pending litigation between MEA and us, see "Legal Proceedings."

         Our contract for the benefit of HEA obligates HEA (through AEEC) to take or pay for 73 megawatts of capacity, and not less than 350,000 MWh per year. The HEA contract, as interpreted by the Alaska Public Utilities Commission
(APUC), limits the costs that may be included in our rates charged to HEA. The HEA contract expires on January 1, 2014. HEA's remaining resource requirements are provided by AEEC's Nikiski cogeneration facility and AEEC's contract rights to receive power from the Bradley Lake hydroelectric project for the benefit of HEA. In February 1999, we entered into a dispatch agreement with AEG&T to operate the Nikiski unit as a Chugach system resource. The agreement provides that, in addition to the energy that we already sell to AEEC and HEA, we will sell energy to AEG&T equal to HEA's residual energy requirements less its allocated share of the Bradley Lake project, up to a maximum of 320,000 MWh per year. A portion of the Nikiski unit output may be dispatched for HEA needs in excess of the sum of our contract demand plus HEA's share of energy from the Bradley Lake project. The dispatch agreement will terminate in 2014 when our power supply contract for the benefit of HEA terminates.

         Seward

         We currently provide nearly all the power needs of the City of Seward. In February 1998, we entered into a new power sales agreement with Seward that allows us to interrupt service to Seward up to 12 times per year, not to exceed seventy-two cumulative hours annually and thereby reduces the demand charge by 1/3 (approximately $350,000 annually). This agreement expires January 31, 2006.

         Economy Customers

         Since 1988, we have sold economy (nonfirm) energy to GVEA under an agreement that expires in 2008. Under the agreement, we use available generating capacity in excess of our own needs to produce electric energy for sale to GVEA, which uses that energy to serve its own loads in place of more expensive energy that it would otherwise generate itself or purchase from other sources. We purchased gas from Marathon Oil Company (Marathon) to produce energy for sale to GVEA, and we charge GVEA a rate sufficient to recover the gas cost, the costs of incremental operations and maintenance expense resulting from increased use of our generators for GVEA, and an agreed-upon margin for each kWh sold.

         In 2000, the RCA approved an amendment to our agreement with GVEA and a settlement of an inter-utility dispute. As a result, the market for economy energy sold to GVEA has now been divided into two parts. The larger part continues to be governed by a contractual priority right under our agreement with GVEA. Under this provision, if GVEA requires non-firm energy in sufficient quantities, we have an opportunity to sell two-thirds of the first 450,000 MWh and an additional 80% of the excess over 450,000 MWh of the non-firm energy that GVEA purchases each year if we are capable of producing that energy. Under the above provisions, non-firm sales to GVEA have been 206,451 MWh, 191,616 MWh and 125,462 MWh for the years 2004, 2003 and 2002, respectively. No seller enjoys a contractual priority in making such sales. GVEA makes purchases from the seller offering the lowest competitive price.

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

         The Amended and Restated Indenture, which became effective January 22, 2003, governs all of our outstanding bonds and requires us to set rates expected to yield margins for interest equal to at least 1.10 times total interest expense. The CoBank Master Loan Agreement also requires Chugach to establish and collect rates reasonably expected to yield margins for interest equal to at least 1.10 times total interest expense. On February 6, 2003, we received Order U-01-108(26) from the RCA, based on our 2000 test year general rate case, that revised our overall TIER from 1.35 to 1.30. For the year ended December 31, 2004, our achieved TIER was calculated to be 1.35.

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

         The Kenai Peninsula is south of Anchorage with an economy substantially independent of the Anchorage area. The most significant basic industry on the Kenai Peninsula is the production and processing of petroleum products from the Cook Inlet region. Agrium, a producer and marketer of agricultural nutrients and industrial products, located on the Kenai Peninsula, may cease operations due to a reduction in the supply of natural gas. If Agrium is unable to obtain favorably-priced additional natural gas, Agrium may be forced to cease production at the Kenai facility. This loss could have a negative affect on the economy of the Kenai Peninsula. Other important basic industries include tourism and fish harvesting and processing. Principal communities on the Kenai Peninsula are Homer, Seward, Kenai and Soldotna.

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

         Load Forecasts

         The following table sets forth our projected load forecasts for the next five years:

               Load (MWh)            2005            2006           2007            2008            2009
               ----------            ----            ----           ----            ----            ----
           Retail............      1,237,661       1,273,895      1,289,163       1,308,717       1,308,060
           Wholesale.........      1,219,048       1,254,746      1,282,758       1,275,670       1,295,137
           Economy...........        188,756         165,000        165,000         165,000         100,000
           Losses............        139,355         143,271        144,921         147,034         146,963
                  Total..........  2,784,820       2,836,912      2,881,842       2,896,421       2,850,160
                                   =========       =========      =========       =========       =========

         Sales are expected to increase over the next five years principally due to economic growth resulting from increased federal and state spending. Our total energy requirements are expected to grow at an average annual compounded rate of 1.5% from 2005 to 2009, retail sales at a rate of 1.4% and wholesale sales at a rate of 1.5%. These projections are based on assumptions that management believes to be reasonable. If one or more of these assumptions proves inaccurate in light of actual events, our actual load requirements for one or more of the years could vary materially from the forecast.

                               Item 2 - Properties

         General

         We have 530 megawatts of installed capacity consisting of 17 generating units at five power plants. These include 385.0 megawatts of operating capacity at the Beluga facility on the west side of Cook Inlet; 67.5 megawatts of power at the Bernice Lake facility on the Kenai Peninsula; 46.7 megawatts of power at IGT in Anchorage; and 19.2 megawatts at the Cooper Lake facility, which is also on the Kenai Peninsula. We also own rights to 11.7 megawatts of capacity from the two Eklutna Hydroelectric Project generating units that we jointly own with MEA and AML&P. In addition to our own generation, we purchase power from the 126 megawatt Bradley Lake hydroelectric project owned by the Alaska Energy Authority
(AEA) through Alaska Industrial Development and Export Authority. The Bradley Lake facility is operated by HEA and dispatched by us. The Beluga, Bernice Lake and International facilities are all fueled by natural gas. We own our offices and headquarters, located adjacent to IGT in Anchorage. We also lease warehouse space for some generation, transmission and distribution inventory (including a small amount of office space).

         Generation Assets

         We own the land and improvements comprising our generating facilities at Beluga and IGT. We also own all improvements comprising our generating plant at Bernice Lake, located on land leased from HEA. The Bernice Lake ground lease expires in 2011. We are in the process of reviewing the lease. We have no reason to believe that we will not be able to renew the lease if desired. The Cooper Lake Hydroelectric Project is partially located on federal land. Consequently, we must operate the Project pursuant to a major project license granted to us by the Federal Energy Regulatory Commission (FERC) in May 1957. The current license expires in 2007, so we are preparing an application for a new license for continued operation of the project in consultation with state and federal agencies, non-governmental organizations and interested public. We anticipate that the FERC will conduct its relicensing process in a manner that allows us to continue operation of the Project after 2007.

         In 1997, we acquired a 30% interest in the Eklutna Hydroelectric Project. The plant is located on federal land pursuant to a United States Bureau of Land Management right-of-way grant issued in October 1997.

         Our principal generation units are Beluga 3, 5, 6, 7 and 8. These units have a combined capacity of 345.8 MW and meet most of our load. All other units are used principally as reserve. While the Beluga turbine-generators have been in service for many years, they have been maintained in good working order with periodic upgrades. Beluga Unit 3 had combustion inspections performed in 2004 and 2003. Beluga Unit 5 also had combustion inspections in 2004 and 2003. Beluga Unit 6 had a combustion inspection performed in 2004. Its first major inspection since the unit was repowered in 2000 was performed in 2003. Its first major inspection after the unit was repowered in 2001 was performed on Beluga Unit 7 in 2004. A combustion inspection was performed on Unit 7 during 2003. Beluga Unit 8, a steam turbine, received routine annual inspections in 2004 and 2003.

         The following matrix depicts nomenclature, run hours for 2004 and percentages of contribution and other historical information for all Chugach generation units.

                                                                                                                Percent of
                   Commercial Operation                           Rating         Run Hours      Percent of         Time
     Facility              Date              Nomenclature         (MW)(1)         (2004)      Total Run Hours   Available
     --------              ----              ------------         -------         ------      ---------------   ---------
Beluga Power
Plant (3)
                 1         1968               GE Frame 5             19.6          556.7             1.04           90.4
                 2         1968               GE Frame 5             19.6          542.2             1.01           92.7
                 3         1972               GE Frame 7             64.8        6,692.5            12.49           94.8
                 5         1975               GE Frame 7             68.7        5,341.6             9.97           83.4
                 6         1975               AP 11DM-EV             79.2        8,176.4            15.26           93.1
                 7         1978               AP 11DM-EV             80.1        6,694.9            12.50           76.3
                 8         1981             BBC DK021150(2)          53.0        7,826.3            14.61           89.1
                                                               ---------------
                                                               ---------------
Bernice Lake                                                        385.0
Power Plant
                 2         1971               GE Frame 5             19.0            4.4             0.01           99.82
                 3         1978               GE Frame 5             26.0          620.0             1.16           95.90
                 4         1981               GE Frame 5             22.5        1,194.4             2.23           96.21
                                                               ---------------
                                                               ---------------
Cooper Lake                                                          67.5
Hydroelectric
Plant
                 1         1960              BBC MV 230/10            9.6        7,379.4            13.78           87.16
                 2         1960              BBC MV 230/10            9.6        8,086.4            15.09           94.24
                                                               ---------------
                                                               ---------------
IGT Power Plant                                                      19.2
                 1         1964               GE Frame 5             14.1          187.8             0.35           97.18
                 2         1965               GE Frame 5             14.1          267.3             0.50           95.12
                 3         1969            Westinghouse 191G         18.5           79.6             0.15           99.30
                                                               --------------
                                                                     46.7
Eklutna
Hydroelectric
Plant (4)
                 1         1955              Newport News             5.8          N/A(5)          N/A(5)           N/A5
                 2         1955             Oerlikon custom           5.9          N/A(5)          N/A(5)           N/A5
                                                               ---------------
                                                               ---------------
                                                                     11.7(6)
System Total                                                   --------------    53,570.3          100.00
                                                                    530.10
                                                               ===============

(1) Capacity rating in MW at 30 degrees Fahrenheit.
(2) Steam-turbine powered generator with heat provided by exhaust from natural-gas fueled Units 6 and 7 (combined-cycle).
(3) Beluga Unit 4 and Bernice Lake Unit 1 were retired during 1994.
(4) The Eklutna Hydroelectric Plant is jointly owned by Chugach, MEA and AML&P. The capacity shown is our 30% share of the plant's maximum output.
(5) Because Eklutna Hydroelectric Plant is operated by MEA and managed by a committee of the three owners, we do not record run hours or in-commission rates.
(6) Represents Chugach's 30% share, 11.7 MW maximum
Note: GE = General Electric, BBC = Brown Boveri Corporation, AP = Alstom Power

Transmission and Distribution Assets

         As of December 31, 2004, our transmission and distribution assets included 39 substations and 402 miles of transmission lines, 926 miles of overhead distribution lines and 719 miles of underground distribution line. We own the land on which 20 of our substations are located and a portion of the right-of-way connecting our Beluga plant to Anchorage. As part of our 1997 acquisition of 30% of the Eklutna facility, we also acquired a partial interest in two substations and additional transmission facilities.

         Many substations and a substantial number of our transmission and distribution rights-of-way are subject to federal or state permits and licenses. Under a federal license and a permit from the United States Forest Service, we operate the Quartz Creek transmission substation, substations at Hope, Summit Lake and Daves Creek, and transmission lines over all federal lands between Cooper Lake on the Kenai Peninsula and Anchorage. Long-term permits from the Alaska Division of Lands and the Alaska Railroad Corporation govern much of the rest of our transmission system outside the Anchorage area. Within the Anchorage area, we operate our University substation and several major transmission lines pursuant to long-term rights-of-way grants from the U.S. Department of the Interior, Bureau of Land Management, and transmission and distribution lines have been constructed across privately owned lands via easements and across public rights-of-way and waterways pursuant to authority granted by the appropriate governmental entity.

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

         The project was financed and built by AEA through grants from the State of Alaska and the issuance of $166 million principal amount of revenue bonds supported by power sales agreements with six electric utilities that share the output from the facility (AML&P, HEA and MEA (through AEG&T and AEEC), GVEA, Seward and us). The participating utilities have entered into take-or-pay power sales agreements under which AEA has sold percentage shares of the project capacity and the utilities have agreed to pay a like percentage of annual costs of the project (including ownership, operation and maintenance costs, debt-service costs and amounts required to maintain established reserves). By contract, we also provide transmission and related services to all of the participants in the Bradley Lake project.

         The length of our Bradley Lake power sales agreement is fifty years from the date of commercial operation of the facility (September, 1991) or when the revenue bond principal is repaid, whichever is the longer. The agreement may be renewed for successive forty-year periods or for the useful life of the project, whichever is shorter. We believe that our maximum annual liability for our take-or-pay obligations is approximately $4.7 million. We believe that so long as this project produces power taken by us for our use that this expense will be recoverable through the fuel surcharge mechanism. The share of Bradley Lake indebtedness for which we are responsible is approximately $41 million. Upon the default of a participant, and subject to certain other conditions, AEA is entitled to increase each participant's share of costs and output pro rata, to the extent necessary to compensate for the failure of the defaulting participant to pay its share, provided that no participant's percentage share is increased by more than 25%.

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

         Fuel Supply

         For 2004, 86% of our power was generated from gas, and 86% of that gas-fired generation took place at Beluga.

         Our primary sources of natural gas are the Beluga River Field producers (ConocoPhillips Alaska, Inc., AML&P, ChevronTexaco) and Marathon. ConocoPhillips, AML&P and ChevronTexaco each own one-third of the gas produced from the Beluga River Field and in 2004 provided approximately equal shares of the Beluga gas. We have approximately 285 billion cubic feet (BCF) of remaining gas committed to us from Marathon and the Beluga River Field producers (including Period 3 gas). We currently use approximately 25 BCF of natural gas per year for firm service. We estimate that our contract gas will last 7 to 12 years. Under almost all circumstances the deliverability supplied under our contracts is sufficient to meet all the needs of the Beluga Plant.

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

         During Period 2, which began in June 1996 and continues until the earlier of the delivery of 180 BCF of natural gas or December 31, 2013, we are entitled to take delivery of up to 180 BCF of natural gas (60 BCF per Beluga River Field producer). During this period, we are required to take 60% of our total fuel requirements at Beluga from the three Beluga River Field producers, exclusive of gas purchased at Beluga under the Marathon contract for use in making sales to GVEA or certain other wholesale purchasers. The price for gas during this period under the ConocoPhillips and AML&P contracts is approximately 88% of the price of gas under the Marathon contract (described below) ($2.6414 per thousand cubic feet (MCF) on January 1, 2005), plus taxes. The price during this period under the ChevronTexaco contract is approximately 110% of the price of gas under the Marathon contract (described below) ($3.3017 per MCF on January 1, 2005), plus taxes.

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

         Marathon

         We entered into a requirements contract with Marathon in September 1988 for an initial commitment of 215 BCF. The contract expires on the earlier of December 31, 2015, or the date on which Marathon has delivered to us a volume of gas in total, which equals or exceeds 215 BCF, which we currently expect to occur by mid-2010. The base price for gas under the Marathon contract is $1.35 per MCF, adjusted quarterly to reflect the percentage change between the preceding twelve-month period and a base period in the average closing prices of New York Mercantile Exchange (NYMEX) Light, Sweet Crude Oil Futures, the Producer Price Index for natural gas, and the Consumer Price Index for heating fuel oil. The price on January 1, 2005, exclusive of taxes, was $3.0016 per MCF.

         Under the terms of the Marathon contract, Marathon generally provides the gas required for sales to GVEA, all of our requirements at Bernice Lake, International and Nikiski and 40% of the requirements at Beluga, not related to sales to GVEA. Marathon also has a right of first refusal to provide additional gas under any sales agreements that we may enter into with electric utilities we do not currently serve. The terms of the Marathon contract also gave Marathon a right to provide additional volumes in the period following depletion of the initial commitment of 215 BCF. On June 13, 2001, we were notified that Marathon will not commit to supply any additional volumes.

         ENSTAR

         We entered into a transportation agreement with ENSTAR Natural Gas Company (ENSTAR) in December 1992, whereby ENSTAR would transport our gas purchased from the Beluga River Field producers or Marathon on a firm basis to our International Power Plant at a transportation rate of $0.63 per MCF. In addition, ENSTAR agreed to transport gas on an interruptible basis for off-system sales at a rate of $0.29 per MCF. The agreement contains a minimum monthly bill of $2,600 for firm service. ENSTAR has initiated a process to provide transport services to Chugach, as well as other large users pursuant to price terms and conditions set out in a tariff. We do not expect that will result in price, terms and conditions unilaterally different from those in the contract.

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

         Cooper Lake

         Chugach discovered polychlorinated biphenyls (PCBs) in paint, caulk and grease at the Cooper Lake Hydroelectric plant during initial phases of a turbine overhaul in 2000. A FERC approved plan, prepared in consultation with the Environmental Protection Agency (EPA), was implemented to remediate the PCBs in the plant. Chugach filed its final report with FERC in April of 2002 concluding that no further analysis was necessary and in a letter dated June of 2002, FERC agreed. In an order in Chugach's general rate case, Order U-01-108(26), the RCA permitted the costs associated with the overhaul and the PCB remediation to be recovered through rates. The costs of PCB sampling and analysis in Kenai Lake were accounted for as an expense.

                        Item 3 - Legal Proceedings

Matanuska Electric Association, Inc., v. Chugach Electric Association, Inc., Superior Court Case No. 3AN-99-8152 Civil

         This action is a claim for a breach of the Tripartite Agreement, which is the contract governing the parties' relationship for a 25-year period from 1989 through 2014 and governing Chugach's sale of power to MEA during that time. MEA asserted Chugach breached that contract by failing to provide information, by failing to properly manage Chugach's long-term debt, and by failing to bring Chugach's base rate action to a Joint Committee before presenting it to the RCA. All of MEA's claims were dismissed by the Superior Court. On April 29, 2002, MEA appealed the Superior Court's decisions relating to Chugach's financial management and Chugach's failure to bring Chugach's base rate action to the joint committee before filing with the RCA to the Alaska Supreme Court. We cross-appealed the Superior Court's decision not to dismiss the financial management claim on jurisdictional and res judicata grounds.

         The Alaska Supreme Court, on October 8, 2004, ruled in Chugach's favor supporting its right under the power sales agreement to file for interim rate relief without first going to the Joint Committee. The Supreme Court ruled against Chugach in its cross appeal. The Supreme Court also overturned the Superior Court's decision that dismissed MEA's claim asking for review of Chugach's management of use of rate locks instead of defeasing debt based on the Prudent Utility Practice standard under our power sales agreement. The Supreme Court remanded this issue to the Superior Court.

         On January 24, 2005, Chugach filed a summary judgment motion based on Chugach's claim that in the 2000 Test Year rate case the RCA has already decided the underlying issues relating to the prudency of Chugach's use of rate locks instead of defeasing debt. This motion is pending. Management is uncertain of the outcome of the proceeding before the Superior Court.

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

                     Item 5 - Market for Registrant's
               Common Equity and Related Stockholder Matters

                                 Not Applicable

                        Item 6 - Selected Financial Data

The following tables present selected historical information relating to financial condition and results of operations for the years ended December 31:


Balance Sheet Data                      2004             2003            2002             2001             2000
                                        ----             ----            ----             ----             ----

Plant, net:
  In service                        $442,552,526    $453,706,406     $450,480,385     $452,964,686     $427,127,258

Construction work in
  Progress                            25,278,388      16,560,438       20,224,302       28,887,008       42,027,617
                                      ----------      ----------       ----------       ----------       ----------

     Electric plant, net             467,830,914     470,266,844      470,704,687      481,851,694      469,154,875

Other assets                          91,523,673      88,524,659       99,510,187       93,429,493       70,591,105
                                      ----------      ----------       ----------       ----------       ----------

Total assets                        $559,354,587    $558,791,503     $570,214,874     $575,281,187     $539,745,980
                                    ============    ============     ============     ============     ============

Capitalization:
Long-term debt                       363,357,786     384,289,179      389,834,179      364,310,000      312,219,945

Equities and margins                 138,998,799     134,216,122      127,477,895      131,808,706      128,815,340
                                     -----------     -----------      -----------      -----------      -----------

Total capitalization                $502,356,585    $518,505,301     $517,312,074     $496,118,706     $441,035,285
                                    ============    ============     ============     ============     ============

Summary Operations Data

Operating revenues                  $201,246,615    $184,032,413     $171,944,918     $178,595,214     $158,541,114

Operating expenses                   173,340,037     156,153,029      149,369,936      147,496,721      126,430,273

Interest expense                      21,491,865      22,710,828       26,230,825       28,353,487       26,158,769

Amortization of gain on
  refinancing                                  0               0          188,082        1,123,973        1,440,479
                                               -               -          -------        ---------        ---------

Net operating margins                  6,414,713       5,168,556      (3,467,761)        3,868,979        7,392,551

Nonoperating margins                   1,187,743       1,084,564        1,451,611        1,670,157        2,287,227
                                       ---------       ---------        ---------        ---------        ---------

Assignable margins                    $7,602,456      $6,253,120     $(2,016,150)       $5,539,136       $9,679,778
                                      ==========      ==========     ============       ==========       ==========

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

                        Year                      TIER
                        ----                      ----
                        2004                      1.35
                        2003                      1.27
                        2002                      0.92*
                        2001                      1.20
                        2000                      1.39

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

         Docket U-01-108

         Chugach filed a general rate case on July 10, 2001, based on the 2000 test year and subsequently implemented interim and refundable rate increases as approved by the RCA. On April 15, 2002, Chugach submitted a filing with the RCA to update certain known and measurable costs and savings that had occurred outside the 2000 Test Year. In the updated filing, Chugach reduced its base rate increase request from 6.5% to 5.7%. Three wholesale customers and the Public Advocacy staff of the RCA participated in the rate case.

         Order No. 26

         On February 6, 2003, Chugach received Order U-01-108(26) (Order 26) from the RCA.

         Order 26 required a refund of revenues collected in 2001 of approximately $1.1 million and revenues collected in 2002 of approximately $6.0 million, which resulted in a net operating loss of approximately $2 million in 2002. Under the Order, Chugach's financial performance for 2002 fell below the
1.10 level contained in the Rate Covenants in its currently effective indenture, the Amended and Restated Indenture, the CoBank Master Loan Agreement and the MBIA Insurance Corporation's (MBIA) Reimbursement and Indemnity Agreement. (See "Item 1-Business-Rate Regulation and Rates.")

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

         Order No. 30

         On April 14, 2003, the RCA issued Order No. 30 in Docket U-01-108, significantly revising its earlier ruling. On April 28, 2003 Chugach submitted a revised revenue requirement and cost of service study in compliance with RCA Order No. 30. This order increased Chugach's revenue requirement by $3.1 million and adjusted the required refund from $7.1 million to $1.9 million.

         Order No. 33

         On August 26, 2003, the RCA issued Order No. 33 and accepted Chugach's April 28, 2003, compliance filing subject to reducing long-term interest expense by $1.2 million associated with Allowance For Funds Used During Construction / Interest During Construction (AFUDC/IDC). In Order No. 33, the RCA re-reversed its earlier decision regarding the treatment of AFUDC/IDC.

         Order No. 36

         Effective November 7, 2003, the RCA approved Chugach's compliance filing and final rates in this docket. As a result, and in relation to prior-approved permanent rates, Chugach's rates on a system basis increased 0.07 percent, or an increase of 3.5 percent to retail customers and a decrease of 7.9 percent to wholesale customers.

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

o Interest expense was allocated on the basis of plant associated with Generation and Transmission (G&T) and Distribution rather than on the basis of debt associated with each function; and

o Chugach is entitled to include all of its interest expense in rates and the RCA's offset for IDC was not justified because nearly all of the plant that produced the IDC was in service by the time the new rate went into effect.

         The resolution of the first two issues would not have changed the total amount Chugach could have recovered through rates. If Chugach had prevailed on the last issue, it would have been authorized to recover approximately $1,000,000 more each year in rates.

         One of Chugach's wholesale customers, MEA, also appealed the RCA's orders. In its Appellant's brief, MEA argued that the RCA's decision to normalize Chugach's variable rate debt at 3.8 percent and to authorize the corresponding interest expense constitutes error based on the historic rates prevailing for Chugach's variable rate debt. If MEA had prevailed on its argument, Chugach's authorized rates would have been reduced by approximately $1,000,000 each year.

         After oral argument on October 8, 2004, the Alaska Superior Court upheld all decisions of the RCA. We decided not to appeal this decision.

         Provision For Rate Refund

         At December 31, 2002, Chugach recorded a provision for rate refund of $7.1 million. On April 15, 2003, the RCA issued Order No. 30 in Docket U-01-108, significantly revising its earlier ruling in which $5.2 million of that provision was reversed. Between March and November of 2003, additional provisions were recorded in the amount of $3.8 million reflecting RCA decisions through Order No. 30, in addition to RCA orders that continued through the period. In October and November of 2003, Chugach's wholesale customers were refunded $5.0 million. Between March 19 and April 19, 2004, Chugach issued refunds totaling $0.6 million to its Small General Service class for customer bills rendered between January 31 and November 10, 2003.

         Our base rate changes, excluding fuel surcharges, for retail and wholesale classes for the years 2002 through 2004 were as follows:

         Rate Class *     2004                2003                  2002
         ----------       ----                ----                  ----
         Retail           0.00%               0.24%                 0.00%
         Wholesale:
              HEA         0.00%              (10.9%)                0.00%
              MEA         0.00%              (12.4%)                0.00%
              SES         0.00%               (9.9%)                0.00%

         * Rate changes shown are based on percent changes as applied to demand and energy rate levels.

         Base rate changes in 2003 were associated with Chugach's 2000 test period general rate case discussed above.

         Fuel Surcharge. We pass fuel and purchased power costs above base amounts included in the base rate directly to our wholesale and retail customers through the fuel surcharge mechanism. Changes in fuel and purchase power costs are primarily due to fuel price adjustment mechanisms in our gas-supply contracts based on natural gas, crude oil and fuel oil indexed price changes. We pass these costs directly to our retail and wholesale customers. The fuel surcharge is approved on a quarterly basis by the RCA. There are no limitations on the number or amount of fuel surcharge rate changes. Increases in our fuel and purchased power costs result in increased revenues while decreases in these costs result in lower revenues. Therefore, revenue from the fuel surcharge normally does not impact margins.

         Year ended December 31, 2004, compared to the years ended December 31, 2003, and 2002
         Margins

         Our margins for the years ended December 31 were as follows:

                                            2004                         2003                        2002
                                            ----                         ----                        ----
Net Operating Margins                    $ 6,414,713                 $ 5,168,556                 $(3,467,761)
Nonoperating Margins                     $ 1,187,743                 $ 1,084,564                  $1,451,611
                                         -----------                 -----------                  ----------
Assignable Margins                       $ 7,602,456                 $ 6,253,120                 $(2,016,150)
                                         ===========                 ===========                 ============

         The increase in assignable margins in 2004 of $1.3 million, or 22%, was due primarily to a decrease in interest expense caused by lower interest rates. The increase in assignable margins in 2003 of $8.3 million, or 410%, was due in part to the reversal of $5.2 million of the provision for rate refunds that was recorded in 2002 and a decrease in interest expense caused by lower interest rates.

         Nonoperating margins include interest income, AFUDC, capital credits and patronage capital allocations. Nonoperating margins increased in 2004 from 2003 by $103,179, or 10%, due primarily to an increase in interest income caused by a higher than average cash balance during the year and higher interest rates. Nonoperating margins decreased in 2003 from 2002 by $367,000, or 25%, due to lower interest rates, as well as a decrease in allocations of patronage capital from CoBank.

         Revenues

         Operating revenues include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues. In 2004, operating revenues were $17.2 million, or 9%, higher than in 2003 due to increased sales and higher fuel costs recovered in revenue through the fuel surcharge mechanism. In 2003, operating revenues were $12.1 million, or 7%, higher than in 2002 due in part to increased sales and to a $5.2 million partial reversal recorded in 2003 of a $7.1 million provision for rate refund recorded in 2002 and an increase of $2.5 million in economy energy sales to GVEA. In addition, fuel costs were higher in 2003 and recovered in revenue through the fuel surcharge mechanism. The major components of our operating revenue for the year ending December 31 were as follows:


                                                     2004                    2003                   2002
                                                     ----                    ----                   ----

           Retail                                $124,736,765            $115,717,488          $110,082,014
           Wholesale
                    HEA                            24,790,344              21,733,244            22,035,973
                    MEA                            37,164,894              34,205,260            30,018,227
                    Seward                          2,850,001               2,461,200             2,709,752
           Economy energy                           8,867,625               7,112,276             4,567,179
           Other                                    2,836,986               2,802,945             2,531,773
                                                    ---------               ---------             ---------
                    Total revenue                $201,246,615            $184,032,413          $171,944,918
                                                 ============            ============          ============

         We make economy sales to GVEA. These sales commenced in 1988 and have contributed to our growth in operating revenues. We do not take such economy sales into consideration in our long-range resource planning process because these sales are non-firm sales that depend on GVEA's need for additional energy and our available generating capacity at the time. In 2004, 2003, and 2002, economy sales to GVEA constituted approximately 5.0%, 4.0%, and 2.7%, respectively, of our sales revenues. The increase in economy sales in 2004 from 2003 was due to GVEA's higher fuel costs than Chugach's, which made it more economical for GVEA to purchase power from Chugach rather than generate its own. The increase in economy sales in 2003 from 2002 was due to GVEA's maintenance schedule as well as higher fuel prices.

         Expenses

         The major components of our operating expenses for the years ended December 31 were as follows:

                                                                      2004                2003                2002
                                                                      ----                ----                ----
         Fuel                                                     $64,113,474         $48,667,262         $46,822,943
         Power production                                          15,070,486          13,961,565          13,500,103
         Purchased power                                           20,579,992          18,244,921          18,750,936
         Transmission                                               6,350,344           4,511,002           3,930,902
         Distribution                                              11,451,931          10,866,251          10,869,335
         Consumer accounts                                          5,308,353           5,589,788           5,594,572
         Administrative, general and other                         22,476,005          26,520,189          22,251,895
         Depreciation                                              27,989,452          27,792,051          27,649,250
                                                                   ----------          ----------          ----------
            Total operating expenses                             $173,340,037        $156,153,029        $149,369,936
                                                                 ============        ============        ============

         Fuel

         Fuel expense increased by $15.4 million, or 32%, in 2004 from 2003 due to higher fuel prices as well as higher fuel volume purchases. Fuel expense did not vary materially in 2003 from 2002.

         Power Production

         Power production expense increased by $1.1 million, or 8%, in 2004 from 2003 due, in part, to the method in which maintenance costs are recorded was updated in 2004 to more accurately reflect the costs in the proper functional area. The increase was also due to higher material and professional services costs associated with scheduled maintenance and inspections on multiple units at Beluga. In addition, labor costs in 2003 were unusually low as a result of reduced overtime and hiring constraints. Power production expense did not vary materially in 2003 from 2002.

         Purchased Power

         Purchased power costs increased by $2.3 million, or 12.8%, in 2004 from 2003 due to higher fuel costs and increased sales. Purchased power costs did not vary materially in 2003 from 2002.

         Transmission

         Transmission expense increased by $1.8 million, or 41%, in 2004 from 2003 due to increased transmission substation maintenance being performed in 2004. In addition, the increase was also due to the aforementioned update to the method used to record maintenance costs. Transmission expense increased in 2003 from 2002 by $580 thousand, or 15%, due to transmission substation maintenance being performed in 2003 that had been deferred in 2002 as a result of not being able to schedule the necessary outages to perform the maintenance. In addition, transmission right-of-way clearing had been deferred in 2002 as a result of permitting issues was also performed in 2003.

         Distribution

         Distribution expense increased $586 thousand, or 5%, in 2004 from 2003 due to the aforementioned update to the method used to record maintenance costs. Distribution expense did not vary materially in 2003 from 2002.

         Consumer Accounts

         Consumer accounts expense decreased by $281 thousand, or 5%, in 2004 from 2003 due to the recovery of previously recorded bad debt expense through capital credits. Consumer accounts expense did not vary materially in 2003 from 2002.

         Administrative, General and Other

         Administrative, general and other expenses decreased by $4.0 million, or 15%, in 2004 from 2003 due to the $1.8 million write down of an impaired asset and the $965 thousand write-off of several studies in 2003 not recurring in 2004. The decrease is also due to $1.9 million associated with the aforementioned update to the method used to record maintenance costs, as well as $1.6 million associated with the completion of the amortization of a large portion of the Year 2000 (Y2K) software costs. These decreases, however, were offset by $757 thousand associated with an improvement in the process of recording workers compensation claims, $594 thousand associated with our performance incentive program and $457 thousand associated with the write-off of obsolete inventory and cancelled projects. Administrative, general and other expenses increased by $4.1 million, or 18.5%, in 2003 from 2002 due to a $1.8 million write down of an impaired asset, a $500 thousand write-off of the Kenai Lake PCBs study and a $465 thousand write-off of the Southern Intertie study, a $387 thousand increase in allocated information services costs, a $445 thousand increase in insurance costs and a $207 thousand donation of an obsolete inventory item.

         Depreciation

         We use remaining life rates set forth in the most recent depreciation study. In 2003 an update of the Depreciation Study was completed utilizing Electric Plant in Service balances as of December 31, 2002. The new rates were implemented and in effect for all of 2004. The new rates are currently under review by the RCA. Depreciation expense did not vary materially in 2004 from 2003 or in 2003 from 2002.

         Interest

         Interest on long-term obligations decreased by $1.1 million, or 5%, in 2004 from 2003 due to lower interest rates. Interest on long-term obligations decreased $3.1 million, or 12% in 2003 from 2002, also due to lower interest rates.

         Interest on short-term borrowing decreased by $11.9 thousand, or 100%, in 2004 from 2003 due to the line of credit not being utilized during 2004. Interest on short-term borrowing decreased $287.0 thousand, or 96% in 2003 from 2002, due to a decrease in short-term borrowing, as well as decreased interest rates.

         Interest charged to construction increased by $81.2 thousand, or 20%, in 2004 from 2003 due to a higher average balance in Construction Work in Progress (CWIP) caused by the South Anchorage Substation project and the new 138kV transmission line being built between the International substation and the South Anchorage Substation. Net interest expense includes interest on long-term obligations and short-term obligations, reduced by interest charged to construction.

         Patronage Capital (Equity)

         The following table summarizes our patronage capital and total equity position for the years ended December 31:

                                                                   2004                2003                2002
                                                                   ----                ----                ----
Patronage capital at beginning of year                         $126,341,413        $120,148,502        $125,184,374
Retirement of capital credits
and estate payments                                             (3,193,600)            (60,209)         (3,019,722)
Assignable margins                                                7,602,456           6,253,120         (2,016,150)
                                                                  ---------           ---------         -----------
Patronage capital at end of year                                130,750,269         126,341,413         120,148,502
Other equity*                                                     8,248,530           7,874,709           7,329,393
                                                                  ---------           ---------           ---------
Total equity at end of year                                    $138,998,799        $134,216,122        $127,477,895
                                                               ============        ============        ============

* Other equity includes memberships, donated capital and gain on capital credit retirements.

         We credit to our members all amounts received from them for the furnishing of electricity in excess of our operating costs, expenses and provision for reasonable reserves. These excess amounts (i.e., assignable margins) are considered capital furnished by the members, and are credited to their accounts and held by us until such future time as they are retired and returned without interest. Approval of distributions of these amounts to members, also known as capital credits, is at the discretion of our Board of Directors. We currently have a practice of retiring patronage capital on a first-in, first-out basis for retail customers. The Board of Directors may also return capital credits to former members and estates who have requested early retirements at discounted rates under a discounted capital credits retirement plan authorized by the Board in September 2002. In 2004, the Board of Directors authorized the retirement of $3,126,560 of retail patronage for 1985 and 1986. The Board of Directors also, in 2004, authorized $125,000 for capital credits payments to those former members and estates who requested early retirements at discounted rates. In 2003, the Board of Directors was unable to authorize a capital credit retirement due to covenant restrictions contained in the Amended and Restated Indenture. In 2002, we retired all retail capital credits attributable to margins earned in periods prior to and including 1985 retail capital credits. Prior to 2000, wholesale capital credits had been retired on a 10-year cycle pursuant to an approved capital credit retirement program, which was contained in the Chugach business plan. However, in 2000 we implemented a plan to return the capital credits of wholesale and retail customers on a 15-year rotation.

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

         Under our Master Loan Agreement with CoBank, we also may not declare or pay any dividend or make any distributions to members or retirements of patronage capital if, giving effect to such distribution an event of default under the Master Loan Agreement exists, or our equities and margins as of the end of our most recent fiscal quarter would be less than thirty percent (30%) of the sum of our total long-term debt plus equities and margins at that time. However, as long as no event of default exists under the Master Loan Agreement with CoBank and the ratio of our equities and margins to the sum of total long-term debt plus equities and margins would not be less than 22%, we may make a distribution of up to the lesser of five percent (5%) of our aggregate equities and margins as of the end of the immediately preceding fiscal year or fifty percent (50%) of the prior fiscal year's margins.

         The table below sets forth a five-year summary of anticipated capital credit retirements based on 50% of prior year's margins retirement criteria:

             Year Ending                     Total

                2005                      $3,000,000
                2006                       3,500,000
                2007                       5,500,000
                2008                       5,000,000
                2009                       5,500,000

         Changes in Financial Condition

         Assets

         Total assets increased $563.1 thousand, or 0.1%, from December 31, 2003, to December 31, 2004. The net increase was due to a $4.9 million, or 26% increase in accounts receivable due to higher fuel costs and increased sales to GVEA. The increase was also due to a $1.8 million, or 8%, increase in materials and supplies caused by the purchase of inventory items in preparation for scheduled maintenance projects. The increase was offset by a $2.4 million, or 0.5%, decrease in net utility plant caused by an increase in accumulated depreciation. The increase was also offset by a $2.0 million, or 100%, decrease in fuel cost under-recovery caused by the collection of fuel costs through the fuel surcharge mechanism and a $489 thousand, or 100%, decrease in restricted construction funds. Prepayments in 2004 also decreased $653 thousand, or 45% due to a deposit on generation maintenance equipment that was prepaid in 2003 and cash and cash equivalents also decreased $720 thousand, or 6%.

         Liabilities and Equities

         Changes in total liabilities include a $4.8 million, or 3.6%, increase in total equities and margins due to margins, net of capital credit retirements, in 2004 and a $10.4 million, or 187%, increase in current installments of long-term obligations due to the reclassification of CoBank 2 to current portion of long-term obligations. Fuel cost over-recovery also increased $2.7 million, or 100%, due to the over collection of the previous quarter's fuel cost through the fuel surcharge mechanism. Fuel also increased $3.9 million, or 43%, due to higher fuel prices. Other current liabilities also increased $631 thousand, or 80%, due to the increase in patronage capital payable caused by the capital credit retirement in 2004 that did not occur in 2003 and salaries, wages and benefits increased $644 thousand, or 13% due to merit increases. The increases were offset by a $20.9 million decrease in long-term obligations due to the CoBank 2 reclassification discussed above and the installment payments on CoBank 3 and 4. Deferred credits also decreased by $1.3 million, or 34%, due to a decrease in customer advances on line extension and the return of the Southern Intertie construction funds. Provision for rate refund also decreased by $671 thousand, or 100%, due to the payment of rate refunds since December 31, 2003.

         Inflation

         We do not believe that inflation has a significant effect on our operations.

         Contractual Obligations and Commercial Commitments

         The following are Chugach's contractual and commercial commitments as of December 31, 2004:

Contractual cash obligations:       (In thousands)
   Payments Due By Period

                                 Total         2005         2006-2007      2008-2009       Thereafter
Long-term debt                  $379,289     $15,931         $18,054        $15,005          $330,299
Short-term debt1                       0           0               0              0                 0
Bradley Lake2                     16,000       4,000           4,000          4,000             4,000
                                  ------       -----           -----          -----             -----
Total                           $395,289     $19,931         $22,054        $19,005          $334,299

Commercial Commitments:             (In thousands)
                                                                Amount of Commitment
                                                                Expiration Per Period
                                 Total         2004         2005-2006      2007-2008       Thereafter
Lines of credit-available *         $70          $70              $0             $0                $0

1At December 31, 2004, Chugach had $70 million in lines of credit available with various financial institutions, which fund capital requirements. At December 31, 2004, there was no outstanding balance on the lines of credit, therefore, the available borrowing capacity under these lines of credit was $70 million. The lines of credit were not utilized in 2004.

2Estimated annual costs

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

         Liquidity And Capital Resources

         We satisfy our operational and capital cash requirements primarily through internally generated funds, a $50 million line of credit from National Rural Utilities Cooperative Finance Corporation (NRUCFC), which was renewed for a five-year term on October 15, 2002, and a $20 million line of credit with CoBank, which expires April 30, 2005, subject to renewal at the discretion of the parties. At December 31, 2004, there was no outstanding balance with CFC or CoBank and neither line was utilized in 2004.

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

         Principal maturities and sinking fund payments of our outstanding indebtedness at December 31, 2004 are set forth below:

       Year Ending                      Sinking Fund          Principal maturities
       December 31                      Requirement                                           Total

           2005                           4,900,000                11,031,393              $15,931,393
           2006                           5,200,000                 1,125,687                6,325,687
           2007                           5,500,000                 6,228,569               11,728,569
           2008                           5,900,000                 1,340,725                7,240,725
           2009                           6,300,000                 1,463,358                7,763,358
        Thereafter                      293,300,000                36,999,447              330,299,447
                                        -----------                ----------              -----------
                                       $321,100,000               $58,189,179             $379,289,179
                                       ============               ===========             ============

         During 2004 we spent approximately $27.8 million on capital-construction projects, net of reimbursements, which includes interest capitalized during construction. We develop five-year capital improvement plans that are updated every year. Our capital improvement requirements are based on long-range plans and other supporting studies and are executed through the five-year capital improvement program. Set forth below is an estimate of capital expenditures for the years 2005 through 2009 as contained in the amended Capital Improvement Plan (CIP), which was approved on March 16, 2005:

                               2005 $29.7 million
                               2006 $27.5 million
                               2007 $16.4 million
                               2008 $24.9 million
                               2009 $16.6 million

         We expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 2005 and thereafter.

         Ratings

         Our bond ratings remained unchanged in 2004 reflecting the rating agencies' confidence in Chugach's ability to meet future operational and financial challenges.


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

         Critical Accounting Policies

         Our accounting and reporting policies comply with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires that management apply accounting policies and make estimates and assumptions that affect results of operations and reported amounts of assets and liabilities in the financial statements. Significant accounting policies are described in Note 1 to the financial statements (See "Financial Statements and Supplementary Data."). Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach's financial condition and results of its operations, and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under accounting principles general accepted in the United States of America. For all of these policies management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with Chugach's Audit Committee. The following policies are considered to be critical accounting policies for the year ended December 31, 2004.

         Electric Utility Regulation

         Chugach is subject to regulation by the RCA. The RCA sets the rates Chugach is permitted to charge customers based on allowable costs. As a result, Chugach applies Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71). Through the ratemaking process, the regulators may require the inclusion of costs or revenues in periods different than when they would be recognized by a non-regulated company. This treatment may result in the deferral of expenses and the recording of related regulatory assets based on anticipated future recovery through rates or the deferral of gains or creation of liabilities and the recording of related regulatory liabilities. The application of Statement No. 71 has a further effect on Chugach's financial statements as a result of the estimates of allowable costs used in the ratemaking process. These estimates may differ from those actually incurred by the Company; therefore, the accounting estimates inherent in specific costs such as depreciation and pension and post-retirement benefits have less of a direct impact on Chugach's results of operations than they would on a non-regulated company. As reflected in Note 1 to the financial statements under "Deferred Charges and Credits", significant regulatory assets and liabilities have been recorded. Management reviews the ultimate recoverability of these regulatory assets and liabilities based on applicable regulatory guidelines. However, adverse legislation and judicial or regulatory actions could materially impact the amounts of such regulatory assets and liabilities and could adversely impact Chugach's financial statements.

         Financial Instruments and Hedging

         Chugach used U.S. Treasury forward rate-lock agreements to hedge expected interest rates on the February 2002 debt re-financings. We accounted for the agreements under SFAS 133. For rate-making purposes, Chugach did not adjust rates for gains and losses prior to settlement, and the loss on settlement will be an adjustment to rates over the lives of the associated debt. This rate-making treatment was approved by the RCA in Order U-01-108(26). (See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Rate Regulation and Rates.") Accordingly, the unrealized gain or loss was not recorded and was treated as a regulatory asset upon settlement. Accounting for derivatives continue to evolve through guidance issued by the Derivatives Implementation Group (DIG) of the Financial Accounting Standards Board. To the extent that changes by the DIG modify current guidance, the accounting treatment for derivatives may change.

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

         Effective January 31, 2005, Chugach reorganized its operations into more distinct business units - Office of the Chief Executive Officer, Generation and Transmission (G&T) Division, Distribution Division and Corporate Services. This reorganization was accomplished to more fully recognize the diversity of Chugach operations and clearly determine the financial and operational performance of each unit.

         The Office of the Chief Executive Officer is responsible for all corporate level activities including board of director functions, human resources, risk management, legal matters, labor relations and employee relations, legislative affairs and all financing activities Chugach may undertake. The CEO's direct staff is the Chief Financial Officer, Vice President, Human Resources, General Counsel and Government and External Affairs Manager. The general managers of the G&T Division and Distribution Division also report to the CEO.

         G&T operations include all power supply functions, transmission functions, power dispatch and administrative requirements associated with generation and transmission. The G&T sector is led by Bradley Evans, General Manager.

         Distribution functions include consumer services, public relations and line operation and maintenance and consumer information and services areas. The Distribution area is led by Lee Thibert, General Manager.

         Corporate Services is comprised of Administration Services, Information Services, Regulatory Affairs and Accounting. It is responsible for providing services to all other sectors of Chugach. Corporate Services is led by William Stewart, Senior Vice President.

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

         Interest Rate Risk

         The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of December 31, 2004, and 2003:

                                                             2004

                                                                                                         Fair
Total Debt*             2005       2006       2007       2008      2009      Thereafter      Total       Value
-----------             ----       ----       ----       ----      ----      ----------      -----       -----


Fixed rate              $10,000         $0         $0         $0       $0     $270,000      $280,000    $309,502

Average
interest rate             7.76%          -          -          -        -        6.39%         6.44%

Variable rate            $5,931     $6,326    $11,729     $7,241   $7,763      $60,299       $99,289     $99,289

Average
interest rate             3.22%      3.22%      3.66%      3.22%    3.22%        3.77%         3.60%

*    Includes current portion

                                                             2003
                                                                                                         Fair
Total Debt*             2004       2005       2006       2007       2008     Thereafter      Total       Value
-----------             ----       ----       ----       ----       ----     ----------      -----       -----

Fixed rate                   $0    $10,000         $0         $0        $0    $270,000      $280,000    $308,590

Average
interest rate                 -      7.76%          -          -         -       6.39%         6.44%

Variable rate            $5,545     $5,931     $6,326    $11,729    $7,241     $73,063      $109,834    $109,834

Average
interest rate             1.38%      1.38%      1.38%      1.98%     1.38%       2.08%         1.91%

*    Includes current portion

         Chugach is exposed to market risk from changes in interest rates. A 100 basis-point change (up or down) would increase or decrease our interest expense by approximately $59,310, based on $5,931,000 of variable debt outstanding at December 31, 2004.

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

           Item 8 - Financial Statements and Supplementary Data










                          Independent Auditors' Report



The Board of Directors
Chugach Electric Association, Inc.


We have audited the accompanying balance sheets of Chugach Electric Association, Inc. (the Company) as of December 31, 2004 and 2003, and the related statements of revenue, expenses and patronage capital, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chugach Electric Association, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG, LLP

February 11, 2005
Anchorage, AK

                       Chugach Electric Association, Inc.
                                 Balance Sheets
                           December 31, 2004 and 2003


                                    Assets                                             2004              2003
                                    ------                                             ----              ----
Utility plant (notes 1d, 3, 12 and 13):

     Electric plant in service                                                     $748,484,527      $747,078,372

     Construction work in progress                                                   25,278,388        16,560,438
                                                                                     ----------        ----------

         Total utility plant                                                        773,762,915       763,638,810

     Less accumulated depreciation                                                  305,932,001       293,371,966
                                                                                    -----------       -----------

         Net utility plant                                                          467,830,914       470,266,844

Other property and investments, at cost:

     Nonutility property                                                                 24,461             3,550

     Investments in associated organizations (note 4)                                11,768,457        11,381,796
                                                                                     ----------        ----------

         Total other property and investments                                        11,792,918        11,385,346

Current assets:

     Cash and cash equivalents, including repurchase agreements of
          $12,826,644 in 2004 and $12,663,761 in 2003                                10,465,004        11,185,086

     Cash-restricted construction funds                                                       0           488,846

     Special deposits                                                                   217,191           222,163

     Accounts receivable, less provision for doubtful accounts of
          $364,261 in 2004 and $273,793 in 2003                                      23,740,383        18,812,199

     Fuel cost under-recovery (note 1o)                                                       0         2,032,730

     Materials and supplies                                                          23,691,509        21,888,794

     Prepayments                                                                        805,670         1,458,649

     Other current assets                                                               260,115           357,265
                                                                                        -------           -------

         Total current assets                                                        59,179,872        56,445,732

Deferred charges, net (notes 5 and 14)                                               20,550,883        20,693,581
                                                                                     ----------        ----------

Total assets                                                                       $559,354,587      $558,791,503
                                                                                   ============      ============

See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
                            Balance Sheets, Continued
                           December 31, 2004 and 2003

                            Liabilities & Equities                                     2004              2003
                            ----------------------                                     ----              ----
Equities and margins (note 6 and 7):

     Memberships                                                                     $1,202,538        $1,155,818

     Patronage capital                                                              130,750,269       126,341,413

     Other                                                                            7,045,992         6,718,891
                                                                                      ---------         ---------

         Total equities and margins                                                 138,998,799       134,216,122

Long-term obligations, excluding current installments (notes 8, and 9):

     2001 Series A Bonds payable                                                    150,000,000       150,000,000

     2002 Series A Bonds payable                                                    120,000,000       120,000,000

     2002 Series B Bonds payable                                                     46,200,000        51,100,000

     National Bank for Cooperatives promissory notes payable                         47,157,786        63,189,179
                                                                                     ----------        ----------

         Total long-term obligations                                                363,357,786       384,289,179

Current liabilities:

     Current installments of long-term obligations (notes 8 and 9)                   15,931,393         5,545,000

     Accounts payable                                                                 7,890,172         7,676,906

     Provision for rate refund (note 2)                                                       0           671,071

     Consumer deposits                                                                1,947,511         1,834,752

     Fuel cost over-recovery (note 1o)                                                2,714,345                 0

     Accrued interest                                                                 6,201,769         6,165,790

     Salaries, wages and benefits                                                     5,530,740         4,886,600

     Fuel                                                                            12,919,623         9,006,758

     Other current liabilities                                                        1,416,400           785,760
                                                                                      ---------           -------

         Total current liabilities                                                   54,551,953        36,572,637

Deferred credits (note 10)                                                            2,446,049         3,713,565
                                                                                      ---------         ---------

Total liabilities and equities                                                     $559,354,587      $558,791,503
                                                                                   ============      ============

See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
             Statements of Revenues, Expenses and Patronage Capital
                  Years ended December 31, 2004, 2003 and 2002

                                                                    2004             2003             2002
                                                                    ----             ----             ----
Operating revenues (notes 2 and 14)                             $201,246,615     $184,032,413     $171,944,918
Operating expenses:
     Fuel (note 14)                                               64,113,474       48,667,262       46,822,943
     Power production                                             15,070,486       13,961,565       13,500,103
     Purchased power                                              20,579,992       18,244,921       18,750,936
     Transmission                                                  6,350,344        4,511,002        3,930,902
     Distribution                                                 11,451,931       10,866,251       10,869,335
     Consumer accounts                                             5,308,353        5,589,788        5,594,572
     Administrative, general and other                            22,476,005       26,520,189       22,251,895
     Depreciation                                                 27,989,452       27,792,051       27,649,250
                                                                  ----------       ----------       ----------
             Total operating expenses                            173,340,037      156,153,029      149,369,936
Interest expense:
     On long-term obligations                                     21,984,371       23,110,239       26,161,891
     Charged to construction - credit                              (492,506)        (411,312)        (418,078)
     On short-term obligations                                             0           11,901          298,930
                                                                           -           ------          -------
             Net interest expense                                 21,491,865       22,710,828       26,042,743
                                                                  ----------       ----------       ----------
               Net operating margins                               6,414,713        5,168,556      (3,467,761)
Nonoperating margins:
     Interest income                                                 453,606          325,324          774,814
     Capital credits, patronage dividends and other                  722,947          679,179          897,761
     Property gain (loss)                                             11,190           80,061        (220,964)
                                                                      ------           ------        ---------
            Assignable margins                                     7,602,456        6,253,120      (2,016,150)
Patronage capital at beginning of year                           126,341,413      120,148,502      125,184,374
Retirement of capital credits and estate payments (note 6)       (3,193,600)         (60,209)      (3,019,722)
                                                                 -----------         --------      -----------
Patronage capital at end of year                                $130,750,269     $126,341,413     $120,148,502
                                                                ============     ============     ============

See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
                            Statements of Cash Flows
                  Years ended December 31, 2004, 2003 and 2002

                                                                              2004             2003             2002
                                                                              ----             ----             ----
Operating activities:
Assignable margins                                                         $7,602,456       $6,253,120      $(2,016,150)
Adjustments to reconcile assignable margins to net
 cash provided by operating activities:
     Provision for rate refund                                                      0      (1,400,000)         7,050,000
     Depreciation and amortization                                         31,586,948       33,780,103        33,472,159
     Capitalization of interest                                             (571,013)        (487,359)         (491,349)
     Impairment of long-lived asset                                                 0        1,846,816                 0
     Property (gains) losses, net                                            (11,190)         (80,061)           220,964
     Write-off of deferred charges                                            217,665        1,088,260                 0
     Other                                                                      1,007            1,145             1,568
     Changes in assets and liabilities:
       (Increase) decrease in assets:
          Accounts receivable                                             (4,928,184)        7,598,064       (4,107,864)
          Fuel cost recovery                                                2,032,730      (2,032,730)         3,591,963
          Materials and supplies                                          (1,802,715)        1,858,796         (925,587)
          Prepayments                                                         652,979          494,702       (1,325,806)
          Other assets                                                        102,122         (20,468)           (1,044)
          Deferred charges                                                  (854,481)      (1,887,037)       (4,479,028)
       Increase (decrease) in liabilities:
          Accounts payable                                                    213,266         (43,068)       (3,292,931)
          Provision for rate refund                                         (671,071)      (4,978,929)                 0
          Consumer deposits                                                   112,759            8,487           222,574
          Fuel cost payable                                                 2,714,345        (363,862)           363,862
          Accrued interest                                                     35,979        (215,316)         (996,952)
          Salaries, wages and benefits                                        644,140         (90,994)           132,775
          Fuel                                                              3,912,865        1,911,356       (4,469,715)
          Other liabilities                                                   630,640      (1,242,178)           127,782
          Deferred credits                                                   (92,314)        (210,681)      (15,887,873)
                                                                             --------        ---------      ------------
     Net cash provided by operating activities                             41,528,933       41,788,166         7,189,348
Investing activities:
Extension and replacement of plant                                       (27,810,212)     (26,526,858)      (16,859,047)
Purchase of investments in associated organizations                         (387,668)        (419,226)         (480,097)
                                                                            ---------        ---------         ---------
     Net cash used in investing activities                               (28,197,880)     (26,946,084)      (17,339,144)
Financing activities:
Net transfer of restricted construction funds                                 488,846          110,018          (80,993)
Proceeds from long-term obligations                                                 0                0       180,000,000
Repayments of long-term obligations                                      (10,545,000)      (5,165,821)     (164,638,695)
Repayments of short-term borrowings                                                 0      (6,081,250)                 0
Memberships and donations received                                            373,821          545,316           705,061
Retirement of patronage capital                                           (3,193,600)         (60,209)       (3,019,722)
Net receipts (refunds) of consumer advances for construction              (1,175,202)        (289,342)           653,670
                                                                          -----------        ---------           -------
Net cash provided by (used in) financing activities                      (14,051,135)     (10,941,288)        13,619,321
                                                                         ------------     ------------        ----------
     Net change in cash and cash equivalents                                (720,082)        3,900,794         3,469,525
Cash and cash equivalents at beginning of year                            $11,185,086       $7,284,292        $3,814,767
                                                                          -----------       ----------        ----------
Cash and cash equivalents at end of year                                  $10,465,004      $11,185,086        $7,284,292
                                                                          ===========      ===========        ==========

Supplemental disclosure of cash flow information
Interest expense paid, including amounts capitalized                      $21,354,036      $23,076,144       $27,039,695
                                                                          ===========      ===========       ===========

See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                           December 31, 2004 and 2003

(1)    Description of Business and Significant Accounting Policies

       a. Description of Business

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

       b. Management Estimates

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

       c. Regulation

       The accounting records of Chugach conform to the Uniform System of Accounts as prescribed by the Federal Energy Regulatory Commission
       (FERC). Chugach meets the criteria, and accordingly, follows the accounting and reporting requirements of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71).

       d. Utility Plant and Depreciation

       Additions to electric plant in service are recorded at original cost of contracted services, direct labor and materials, indirect overhead charges and capitalized interest. For property replaced or retired, the average unit cost of the property unit, plus removal cost, less salvage, is charged to accumulated provision for depreciation. The cost of replacement is added to electric plant. Renewals and betterments are capitalized, while maintenance and repairs are charged to expense as incurred. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), utility plant is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability section of the balance sheet. Chugach performed an analysis of certain generation assets in the second quarter of 2003 and determined an impairment of an asset existed. As a result of this analysis, the value of an asset was reduced by $1,846,816 to its estimated salvage value. This amount is included in the 2003 Statement of Revenues, Expenses and Patronage Capital, "Administrative, general and other," category.

       Depreciation and amortization rates have been applied on a straight-line basis and at December 31 are as follows:

                                                                Annual Depreciation Rate Ranges

                                                            2004                           2002-2003
       Steam production plant                    2.55%        -         3.24%      2.55%        -         2.80%
       Hydraulic production plant                1.63%        -         2.94%      0.04%        -         1.56%
       Other production plant                    4.10%        -         9.81%      2.67%        -         7.62%
       Transmission plant                        1.72%        -         5.26%      1.50%        -         4.24%
       Distribution plant                        2.10%        -         9.98%      2.13%        -         9.22%
       General plant                             2.23%        -        27.25%      2.21%        -        20.40%
       Other                                     2.75%        -         2.75%      2.35%        -         2.75%

       Chugach uses remaining life rates set forth in the most recent depreciation study. In 2003 an update of the Depreciation Study was completed utilizing Electric Plant in Service balances as of December 31, 2002. The new rates were implemented and in effect for all of 2004. The new rates are currently under review by the RCA. Management believes that any change as a result of the RCA's review will not have a material impact to the financial statements.

       e. Capitalized Interest

       Allowance for funds used during construction (AFUDC) and interest charged to construction - credit (IDC) are the estimated costs during the period of construction of equity and borrowed funds. Chugach capitalized such funds at the weighted average rate (adjusted monthly) of 4.6% during 2004, 4.8% during 2003 and 4.7% during 2002.

       f. Investments in Associated Organizations

       Investments in associated organizations represent capital requirements as part of financing arrangements. These investments are non-marketable and accounted for at cost.

       g. Fair Value of Financial Instruments

       SFAS No. 107, Disclosures About the Fair Value of Financial Instruments (SFAS 107), requires disclosure of the fair value of certain on and off balance sheet financial instruments for which it is practicable to estimate that value. The following methods are used to estimate the fair value of financial instruments:

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

       h. Financial Instruments and Hedging

       Chugach used U.S. Treasury forward rate lock agreements to hedge expected interest rates on the February 2002 debt re-financings. Chugach accounted for the agreements under SFAS 133. For rate-making purposes, Chugach did not adjust rates for gains and losses prior to settlement, and the loss on settlement will be an adjustment to rates over the lives of the associated debt. This rate-making treatment was approved by the RCA in Order U-01-108(26). See note 2, "Regulatory Matters." Accordingly, the unrealized gain or loss was not recorded and was treated as a regulatory asset upon settlement (note 6).

       i. Cash and Cash Equivalents

       For purposes of the statement of cash flows, Chugach considers all highly liquid debt instruments with a maturity of three months or less upon acquisition by Chugach (excluding restricted cash and investments) to be cash equivalents.

       j. Accounts Receivable

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

       k. Materials and Supplies

       Materials and supplies are stated at average cost.

       l. Deferred Charges and Credits

       Deferred charges, representing regulatory assets, are amortized to operating expense over the period allowed for rate-making purposes. In accordance with SFAS 71, Chugach's financial statements reflect regulatory assets and liabilities. Continued accounting under SFAS 71 requires that certain criteria be met. Management believes Chugach's operations currently satisfy these criteria. However, if events or circumstances should change so the criteria are not met, the write off of regulatory assets and liabilities could have a material effect on the financial position and results of operations.

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

       m. Patronage Capital

       Revenues in excess of current period costs (net operating margins and nonoperating margins) in any year are designated on Chugach's statement of revenues and expenses as assignable margins. These excess amounts (i.e. assignable margins) are considered capital furnished by the members, and are credited to their accounts and held by Chugach until such future time as they are retired and returned without interest at the discretion of the Board of Directors. Retained assignable margins are designated on Chugach's balance sheet as patronage capital. This patronage capital constitutes the principal equity of Chugach. The Board of Directors may also return capital credits to former members and estates who request early retirements at discounted rates under a discounted capital credits retirement plan authorized by the Board in September 2002.

       n. Operating Revenues

       Revenues are recognized when customers are billed. Operating revenues are based on billing rates authorized by the RCA, which are applied to customers' usage of electricity. Included in operating revenue are billings rendered to customers adjusted for differences in meter read dates from year to year. Chugach's tariffs include provisions for the flow through of gas costs according to existing gas supply contracts, as well as purchased power costs.

       o. Fuel and Purchased Power Costs

       The expenses associated with electric services include fuel used to generate electricity and power purchased from others. These costs are expensed as used or purchased. Chugach is authorized by the RCA to recover fuel and purchased power costs through the fuel surcharge mechanism, which is adjusted quarterly to reflect increases and decreases of such costs. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered through rates. Fuel costs were over-recovered by $2.7 million in 2004 and under-recovered by $2.0 million in 2003. Total fuel and purchased power costs in 2004 and 2003 were approximately $85 million and $67 million, respectively.

       p. Environmental Remediation Costs

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

       q. Income Taxes

       Chugach is exempt from federal income taxes under the provisions of
       Section 501(c)(12) of the Internal Revenue Code, except for unrelated business income. For the years ended December 31, 2004, 2003 and 2002, Chugach received no unrelated business income.

       r. Reclassifications

       Certain reclassifications, which have no affect on assignable margins, have been made to the 2002 and 2003 financial statements to conform to the 2004 presentation.

       s. New Accounting Pronouncements

       In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares depending on the nature of the relationship established between the holder and the issuer. While FASB still plans to revise that definition through an amendment to Concepts Statement 6, FASB decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments.

       Chugach implemented SFAS 150 effective January 1, 2004. The impact of this statement on its financial statements was immaterial.

(2)    Regulatory Matters

       Docket U-01-108

       Chugach filed a general rate case on July 10, 2001, based on the 2000 test year and subsequently implemented interim and refundable rate increases as approved by the RCA. On April 15, 2002, Chugach submitted a filing with the RCA to update certain known and measurable costs and savings that had occurred outside the 2000 Test Year. In the updated filing, Chugach reduced its base rate increase request from 6.5% to 5.7%. Three wholesale customers and the Public Advocacy staff of the RCA participated in the rate case.

       Order No. 26

       On February 6, 2003, Chugach received Order U-01-108(26) (Order 26) from the RCA.

       Order 26 required a refund of revenues collected in 2001 of approximately $1.1 million and revenues collected in 2002 of approximately $6.0 million, which resulted in a net operating loss of approximately $2 million in 2002. Under the Order, Chugach's financial performance for 2002 fell below the 1.10 level contained in the Rate Covenants in its currently effective indenture, the Amended and Restated Indenture, the CoBank Master Loan Agreement and the MBIA Insurance Corporation's (MBIA) Reimbursement and Indemnity Agreement. (Note 8)

       In accordance with the Rate Covenant in the Amended and Restated Indenture, on February 13, 2003, Chugach filed a Motion with the RCA asking the RCA to stay the effect of Order 26 until after the RCA considered Chugach's Petition for Reconsideration. On February 18, 2003, the RCA granted, in part, Chugach's motion for stay. Chugach filed the Petition for Reconsideration with the RCA on February 28, 2003.

       Order No. 30

       On April 14, 2003, the RCA issued Order No. 30 in Docket U-01-108, significantly revising its earlier ruling. On April 28, 2003 Chugach submitted a revised revenue requirement and cost of service study in compliance with RCA Order No. 30. This order increased Chugach's revenue requirement by $3.1 million and adjusted the required refund from $7.1 million to $1.9 million.

       Order No. 33

       On August 26, 2003, the RCA issued Order No. 33 and accepted Chugach's April 28, 2003, compliance filing subject to reducing long-term interest expense by $1.2 million associated with AFUDC/IDC. In Order No. 33, the RCA re-reversed its earlier decision regarding the treatment of AFUDC/IDC.

       Order No. 36

       Effective November 7, 2003, the RCA approved Chugach's compliance filing and final rates in this docket. As a result, and in relation to prior-approved permanent rates, Chugach's rates on a system basis increased 0.07 percent, or an increase of 3.5 percent to retail customers and a decrease of 7.9 percent to wholesale customers.

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

       The resolution of the first two issues would not have changed the total amount Chugach could have recovered through rates. If Chugach had prevailed on the last issue, it would have been authorized to recover approximately $1,000,000 more each year in rates.

       One of Chugach's wholesale customers, MEA, also appealed the RCA's orders. In its Appellant's brief, MEA argued that the RCA's decision to normalize Chugach's variable rate debt at 3.8 percent and to authorize the corresponding interest expense constitutes error based on the historical rates prevailing for Chugach's variable rate debt. If MEA had prevailed on its argument, Chugach's authorized rates would have been reduced by approximately $1,000,000 each year.

       After oral argument on October 8, 2004, the Alaska Superior Court upheld all decisions of the RCA.

       Provision For Rate Refund

       At December 31, 2002, Chugach recorded a provision for rate refund of $7.1 million. On April 15, 2003, the RCA issued Order No. 30 in Docket U-01-108, significantly revising its earlier ruling in which $5.2 million of that provision was reversed. Between March and November of 2003, additional provisions were recorded in the amount of $3.8 million reflecting RCA decisions through Order No. 30, in addition to RCA orders that continued through the period. In October and November of 2003, Chugach's wholesale customers were refunded $5.0 million. Between March 19 and April 19, 2004, Chugach issued refunds totaling $0.6 million to its Small General Service class for customer bills rendered between January 31 and November 10, 2003.

(3)    Utility Plant

       Major classes of electric plant as of December 31 are as follows:

                                                                                      2004                  2003
                                                                                      ----                  ----
      Electric plant in service:
         Steam production plant                                                   $60,462,671           $60,392,869
         Hydraulic production plant                                                18,180,685            17,990,505
         Other production plant                                                   132,449,993           109,737,781
         Transmission plant                                                       222,338,304           215,716,581
         Distribution plant                                                       213,119,035           202,573,670
         General plant                                                             53,636,315            54,871,238
         Unclassified electric plant in service*                                   39,575,890            77,256,535
         Other                                                                      8,721,634             8,539,193
                                                                                    ---------             ---------
               Total electric plant in service                                    748,484,527           747,078,372
       Construction work in progress                                               25,278,388            16,560,438
                                                                                   ----------            ----------
                Total electric plant in service
                  and construction work in progress                              $773,762,915          $763,638,810
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

(4)    Investments in Associated Organizations

       Investments in associated organizations, which are non-marketable and accounted for at cost, include the following at December 31:

                                                                                    2004                   2003
                                                                                    ----                   ----
       National Rural Utilities Cooperative Finance Corporation
       (NRUCFC)                                                                   6,095,980              6,095,980
       National Bank for Cooperatives (CoBank)                                    5,513,192              5,125,524
       NRUCFC capital term certificates                                              42,662                 43,647
       Other                                                                        116,623                116,645
                                                                                    -------                -------
                                                                                $11,768,457            $11,381,796
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

(5)    Deferred Charges

       Deferred charges, net of amortization, consisted of the following at December 31:

                                                                           2004                  2003
                                                                           ----                  ----
         Debt issuance and reacquisition costs                         $10,981,260           $12,569,713
         Refurbishment of transmission equipment
                                                                           216,050               225,309
         Computer software and conversion                                  740,771               516,249
         Studies (note 14)                                               4,646,181             2,942,082
         Business venture studies                                          172,578               172,216
         Fuel supply negotiations                                          256,030               278,745
         Major overhaul of steam generating unit                         1,895,329             2,287,466
         Environmental matters and other                                    74,304                88,071
         Other regulatory deferred charges                               1,568,380             1,613,731
                                                                         ---------             ---------
                                                                       $20,550,883           $20,693,581
                                                                       ===========           ===========

       At December 31, 2004 and 2003, $5.6 million and $3.6 million, respectively, of total deferred charges represent regulatory assets in progress and are not currently being amortized. The majority of these charges represent costs associated with the Cooper Lake Power Plant FERC re-licensing effort.

(6)    Patronage Capital

       Chugach has an approved capital credit retirement policy, which is contained in the Chugach Financial Management Plan. This establishes, in general, a plan to return the capital credits of wholesale and retail customers based on the members' proportionate contribution to Chugach's assignable margins on an approximately 15-year rotation. At December 31, 2004, Chugach had assigned $117,979,257 of patronage capital (net of capital credit retirements). Approval of actual capital credit retirements is at the discretion of Chugach's Board of Directors. Chugach records a liability when the retirements are approved by the Board of Directors.

       In November 2002, the Board of Directors authorized the retirement of $2,769,568 of retail patronage for 1985.

       In 2003, the Board of Directors was unable to authorize a capital credit retirement due to covenant restrictions contained in the Amended and Restated Indenture of Trust. (Note 8)

       In November 2004, the Board of Directors authorized the retirement of $3,126,560 of retail patronage for 1985 and 1986.

       In December 2004, the Board of Directors authorized $125,000 for capital credits payments to those former members and estates who have requested early retirements at discounted rates under the discounted capital credits retirement plan authorized by the Board in September 2002.

       Estate payments in the amount of $121,629, $60,209 and $250,154 were made in 2004, 2003 and 2002, respectively.

       Following is a five-year summary of anticipated capital credit retirements:

                        Year ending                    Total
                        December 31,
                           2005                    $ 3,000,000
                           2006                    $ 3,500,000
                           2007                    $ 5,500,000
                           2008                    $ 5,000,000
                           2009                    $ 5,500,000

(7)    Other Equities

       A summary of other equities at December 31 follows:

                                                                                         2004            2003
                                                                                         ----            ----
       Nonoperating margins, prior to 1967                                              $23,625         $23,625
       Donated capital                                                                  249,624         183,633
       Unclaimed capital credit retirement                                            6,772,743       6,511,633
                                                                                      ---------       ---------
                                                                                     $7,045,992      $6,718,891


(8)    Debt

       Long-term obligations at December 31 are as follows:                                 2004              2003
                                                                                            ----              ----
       CoBank 7.76% fixed rate note maturing in 2005, with interest payable monthly
                                                                                          $10,000,000       $10,000,000

       CoBank 3.81% variable rate note maturing in 2022, with interest payable
       monthly and principal due annually beginning in 2003                                43,189,179        44,134,179

       CoBank 3.81% variable rate note, with principal due in 2007, and with
       interest payable monthly                                                             5,000,000        10,000,000

       2001 Series A Bond of 6.55%, maturing in 2011, with interest payable
       semi-annually March 15 and September 15:                                           150,000,000       150,000,000

       2002 Series A Bond of 6.20%, maturing in 2012, with interest payable
       semi-annually February 1 and August 1:                                             120,000,000       120,000,000

       2002 Series B Bond of a rate set for 28-day auction periods, maturing in
       2012, with interest payable monthly and principal due annually                      51,100,000        55,700,000
                                                                                           ----------        ----------

       Total long-term obligations                                                        379,289,179       389,834,179

           Less current installments                                                       15,931,393         5,545,000
                                                                                           ----------         ---------

       Long-term obligations, excluding current installments                             $363,357,786      $384,289,179
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

       Rate

       The Amended and Restated Indenture requires Chugach, subject to any necessary regulatory approval, to establish and collect rates reasonably expected to yield margins for interest equal to at least 1.10 times total interest expense. The CoBank Master Loan Agreement also requires Chugach to establish and collect rates reasonably expected to yield margins for interest equal to at least 1.10 times interest expense. As described under "Covenants" above, Chugach received a waiver of the rate covenant from CoBank. Margins for interest generally consist of Chugach's assignable margins plus total interest expense. If there occurs any material change in the circumstances contemplated at the time rates were most recently reviewed, the Amended and Restated Indenture requires Chugach to seek appropriate adjustments to those rates so that they would generate revenues reasonably expected to yield margins for interest equal to at least 1.10 times interest charges. In order to maintain Chugach's compliance with this covenant, Chugach took the actions described in note 2, "Regulatory Matters."

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

       Maturities of Long-term Obligations

         Long-term obligations at December 31, 2004, mature as follows:

     Year ending       Sinking Fund        Sinking Fund       Sinking Fund     Principal Maturities         Total
     December 31       Requirements        Requirements       Requirements
                      2001 Series A       2002 Series A      2002 Series B      CoBank Promissory
                      --------------      --------------     --------------     -----------------
                           Bonds              Bonds               Bonds                Notes
                           -----              -----               -----                -----

         2005                        0                   0          4,900,000             11,031,393         15,931,393
         2006                        0                   0          5,200,000              1,125,687          6,325,687
         2007                        0                   0          5,500,000              6,228,569         11,728,569
         2008                        0                   0          5,900,000              1,340,725          7,240,725
         2009                        0                   0          6,300,000              1,463,358          7,763,358
      Thereafter           150,000,000         120,000,000         23,300,000             36,999,447        330,299,447
                           -----------         -----------         ----------             ----------        -----------
                         $150,000,000        $120,000,000        $51,100,000             $58,189,179       $379,289,179
                         =============       =============       ============            ===========       ============

       Short-term obligations

       Chugach had an annual line of credit of $20,000,000 available at December 31, 2004 and 2003, with CoBank. The CoBank line of credit expires April 30, 2005. Chugach anticipates renewing the CoBank line of credit for 2005. Chugach did not utilize this line of credit in 2004. At December 31, 2004 and 2003, there was no outstanding balance on this line of credit. In addition, Chugach had an annual line of credit of $50,000,000 available at December 31, 2004 and 2003, with NRUCFC. Chugach did not utilize this line of credit in 2004. At December 31, 2004 and 2003, there was no outstanding balance on this line of credit. The NRUCFC line of credit expires October 15, 2007.

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

(9)    Fair Value of Long-Term Obligations

       The estimated fair values (in thousands) of the long-term obligations included in the financial statements at December 31 are as follows:

                                                               2004                           2003
                                                               ----                           ----
                                                      Carrying          Fair         Carrying          Fair
                                                        Value           Value          Value           Value
       Long-term obligations
       (including current installments)               $379,289        $408,791       $389,834        $418,424

       Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.

(10)   Deferred Credits

       Deferred credits at December 31 consisted of the following:

                                                                                 2004                 2003
                                                                                 ----                 ----
       Refundable consumer advances for construction                          $1,353,069           $2,528,271
       Estimated initial installation costs for transformers and meters          387,336              369,153
       Post retirement benefit obligation                                        480,900              405,700
       Other                                                                     224,744              410,441
                                                                                 -------              -------
                                                                              $2,446,049           $3,713,565
                                                                              ==========           ==========

(11)   Employee Benefits

       Employee benefits for substantially all employees are provided through the Alaska Electrical Trust and Alaska Hotel, Restaurant and Camp Employees Health and Welfare Trust Funds (union employees) and the National Rural Electric Cooperative Association (NRECA) Retirement and Security Program (nonunion employees). Chugach makes annual contributions to the plans equal to the amounts accrued for pension expense. For the union plans, Chugach pays a contractual hourly amount per union employee, which is based on total plan costs for all employees of all employers participating in the plan. In these master, multiple-employer plans, the accumulated benefits and plan assets are not determined or allocated separately to the individual employer. Costs for union plans were approximately $2,565,000 in 2004, $2,529,000 in 2003 and $2,253,000 in
       2002. In 2004, 2003 and 2002, Chugach contributed $1,638,000, $1,492,000 and $1,401,000, respectively, to the NRECA plan.

(12)   Bradley Lake Hydroelectric Project

       Chugach is a participant in the Bradley Lake Hydroelectric Project (Bradley Lake). Bradley Lake was built and financed by the Alaska Energy Authority (AEA) through State of Alaska grants and $166,000,000 of revenue bonds. Chugach and other participating utilities have entered into take-or-pay power sales agreements under which shares of the project capacity have been purchased and the participants have agreed to pay a like percentage of annual costs of the project (including ownership, operation and maintenance costs, debt service costs and amounts required to maintain established reserves). Under these take-or-pay power sales agreements, the participants have agreed to pay all project costs from the date of commercial operation even if no energy is produced. Chugach has a 30.4% share of the project's capacity. The share of debt service exclusive of interest, for which Chugach has guaranteed, is approximately $41,000,000. Under a worst-case scenario, Chugach could be faced with annual expenditures of approximately $4.7 million as a result of Chugach's Bradley Lake take-or-pay obligations. Management believes that such expenditures, if any, would be recoverable through the fuel surcharge ratemaking process. Upon the default of a Bradley Lake participant, and subject to certain other conditions, AEA, through Alaska Industrial Development and Export Authority, is entitled to increase each participant's share of costs pro rata, to the extent necessary to compensate for the failure of another participant to pay its share, provided that no participant's percentage share is increased by more than 25%.

       The following represents information with respect to Bradley Lake at June 30, 2004 (the most recent date for which information is available). Chugach's share of expenses was $4,205,657 in 2004, $4,212,072 in 2003 and $4,343,562 in 2002 and is included in purchased power in the accompanying financial statements.

                (In thousands)           Total              Proportionate Share
                                         -----              -------------------
          Plant in service            $ 308,966                    $ 93,926
          Accumulated depreciation     (88,385)                    (26,869)
          Interest expense                8,782                       2,670

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

       On January 22, 2004, the Eklutna Operating Committee voted to remove MEA as the operator of the plant. Chugach will provide personnel for the daily operation and maintenance of the power plant. ML&P will continue to perform major maintenance at the plant. Chugach personnel will perform daily plant inspections, meter reading, monthly report preparation, and other activities as required.

(14)   Commitments, Contingencies and Concentrations

       Contingencies

       Chugach is a participant in various legal actions, rate disputes, personnel matters and claims both for and against Chugach's interests. Management believes the outcome of any such matters will not materially impact Chugach's financial condition, results of operations or liquidity.

       Long-Term Fuel Supply Contracts

       Chugach has entered into long-term fuel supply contracts from various producers at market terms. The current contracts will expire at the end of the currently committed volumes or the contract expiration dates of 2015 and 2025. The committed volumes for the 2015 contract should be used by early 2011. The currently priced volumes for the 2025 contract should also be used by early 2011, however, there is an additional 120 BCF reserved if satisfactory term and conditions can be negotiated. For 2004, 86% of our power was generated from gas, and 86% of that gas-fired generation took place at Beluga.

       Concentrations

       Approximately 72% of Chugach's employees are represented by the International Brotherhood of Electrical Workers (IBEW). The various IBEW contracts expire on June 30, 2006.

(14)   Commitments, Contingencies and Concentrations (continued)

       Chugach is the principal supplier of power under long-term wholesale power contracts with MEA and HEA. These contracts represented $62.0 million or 31.2% of operating revenues in 2004, $55.8 million or 30.8% in 2003 and $57.0 million or 33.7% in 2002. These contracts will expire in 2014.

       Fuel is purchased directly from Marathon Oil Company, ChevronTexaco, ML&P and ConocoPhillips. The following represents the cost of fuel purchased from these vendors as a percentage of total fuel costs for the years ended December 31:

                                             2004        2003        2002
                                             ----        ----        ----

               Marathon Oil Company          48.8%       47.4%       45.6%
               Chevron Texaco                19.5%       20.0%       20.6%
               ML&P                          15.8%       16.2%       16.6%
               ConocoPhillips                15.8%       16.2%       16.6%

       Cooper Lake Hydroelectric Plant

       Chugach discovered polychlorinated biphenyls (PCBs) in paint, caulk and grease at the Cooper Lake Hydroelectric plant during initial phases of a turbine overhaul. A FERC approved plan, prepared in consultation with the Environmental Protection Agency (EPA), was implemented to remediate the PCBs in the plant. In an order in Chugach's general rate case, Order U-01-108(26), the RCA permitted the costs associated with the overhaul and the PCB remediation to be recovered through rates. The costs of PCB sampling and analysis in Kenai Lake were accounted for as an expense.

       Legal Proceedings

       Matanuska Electric Association, Inc., v. Chugach Electric Association, Inc., Superior Court Case No. 3AN-99-8152 Civil

       This action is a claim for a breach of the Tripartite Agreement, which is the contract governing the parties' relationship for a 25-year period from 1989 through 2014 and governing Chugach's sale of power to MEA during that time. MEA asserted Chugach breached that contract by failing to provide information, by failing to properly manage Chugach's long-term debt, and by failing to bring Chugach's base rate action to a Joint Committee before presenting it to the RCA. All of MEA's claims were dismissed by the Superior Court. On April 29, 2002, MEA appealed the Superior Court's decisions relating to Chugach's financial management and Chugach's failure to bring Chugach's base rate action to the joint committee before filing with the RCA to the Alaska Supreme Court. We cross-appealed the Superior Court's decision not to dismiss the financial management claim on jurisdictional and res judicata grounds.

(14)   Commitments, Contingencies and Concentrations (continued)

       The Alaska Supreme Court, on October 8, 2004, ruled in Chugach's favor supporting its right under the power sales agreement to file for interim rate relief without first going to the Joint Committee. The Supreme Court ruled against Chugach by overturning the Superior Court's decision that dismissed MEA's claim asking for review of Chugach's management of use of rate locks instead of defeasing debt based on the Prudent Utility Practice standard under our power sales agreement. The Supreme Court remanded this issue to the Superior Court.

       On January 24, 2005, Chugach filed a summary judgment motion based on Chugach's claim that in the 2000 Test Year rate case the RCA has already decided the underlying issues relating to the prudency of Chugach's use of rate locks instead of defeasing debt. This motion is pending. Management is uncertain of the outcome of the proceeding before the Superior Court.

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

       Other

       Chugach received a demand letter from a third party offering a license to a patent and implying that the patent may be infringed by certain services provided by Chugach. The patent purportedly relates to intellectual property rights over a system for automated electronic bill presentment and payment. As of this date, no legal proceedings have been instituted against us, but if the third party's patents are valid, enforceable and apply to our business, we could be required to seek a license, discontinue certain activities or be subject to a claim for past infringement. We are currently considering this matter, but lack sufficient information to assess the potential outcome at this time.

       Chugach has certain additional litigation matters and pending claims that arise in the ordinary course of Chugach's business. In the opinion of management, no individual matter or the matters in the aggregate is likely to have a material adverse effect on Chugach's results of operations, financial condition or liquidity.

       Regulatory Cost Charge

       In 1992 the State of Alaska Legislature passed legislation authorizing the Department of Revenue to collect a regulatory cost charge from utilities in order to fund the governing regulatory commission, which is currently the RCA. The tax is assessed on all retail consumers and is based on kilowatt-hour (kWh) consumption. The Regulatory Cost Charge has changed since its inception (November 1992) from an initial rate of $0.000626 per kWh to the current rate of $0.000397, effective October 1, 2004.

(15)   Quarterly Results of Operations (unaudited)

                                                                      2004 Quarter Ended

                                                Dec. 31           Sept. 30           June 30            March 31
                                                -------           --------           -------            --------
     Operating Revenue                         $55,221,563       $47,991,700        $46,388,411          $51,644,941
     Operating Expense                          46,010,061        43,778,224         41,441,061           42,110,691
     Net Interest                                5,512,148         5,373,404          5,254,092            5,352,221
                                                 ---------         ---------          ---------            ---------
     Net Operating Margins                       3,699,354       (1,159,928)          (306,742)            4,182,029
     Non-Operating Margins                         805,322           145,698            122,788              113,935
                                                   -------           -------            -------              -------
     Assignable Margins                         $4,504,676      $(1,014,230)         $(183,954)           $4,295,964
                                                ==========      ============         ==========           ==========

                                                                      2003 Quarter Ended

                                                Dec. 31           Sept. 30           June 30            March 31*
                                                -------           --------           -------            ---------

     Operating Revenue                         $50,940,575       $41,163,160        $41,689,671          $50,239,007
     Operating Expense                          44,326,751        38,351,606         38,320,588           35,154,084
     Net Interest                                5,321,421         5,734,622          5,870,169            5,784,616
                                                 ---------         ---------          ---------            ---------
     Net Operating Margins                       1,292,403       (2,923,068)        (2,501,086)            9,300,307
     Non-Operating Margins                         614,311           153,236             91,100              225,917
                                                   -------           -------             ------              -------
     Assignable Margins                         $1,906,714      $(2,769,832)       $(2,409,986)           $9,526,224
                                                ==========      ============       ============           ==========

   *The increase to operating revenue described in note 2 "Regulatory Matters" was recorded in the 2003 quarter ended March 31.

                   Item 9 - Changes in and Disagreements with
             Accountants on Accounting and Financial Disclosure

                                  None

                  Item 9A - Disclosure Controls and Procedures

Evaluation of Controls and Procedures

         As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our chief executive officer (CEO) and chief financial officer (CFO) supervised and participated in this evaluation. Based on this evaluation, our CEO and CFO each concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports to the SEC. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions. In addition, there have been no significant changes in our internal controls or in other factors known to management that could significantly affect our internal controls subsequent to our most recent evaluation.


                              Item 9B - Other Items

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

                       Name                           Age                         Position
Evan J. Griffith............................           63             Chief Executive Officer
Lee D. Thibert..............................           49             General Manager, Distribution Division
Michael R. Cunningham.......................           55             Chief Financial Officer
William R. Stewart..........................           58             Sr. Vice President, Services Division
Bradley W. Evans............................           50             General Manager, G&T Division
H. A. (Red) Boucher.........................           84             Chairman and Director
Bruce Davison...............................           56             Vice Chairman and Director
Patricia B. (Pat) Jasper....................           75             Secretary and Director
Jeffrey W. Lipscomb.........................           54             Treasurer and Director
Samuel W. Cason.............................           45             Director
Christopher Birch...........................           54             Director
David Cottrell..............................           57             Director

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

         Lee D. Thibert was appointed General Manager, Distribution Division in a January 31, 2005, reorganization. Prior to that appointment he had served as Sr. Vice President, Power Delivery since June 3, 2002. Prior to that, he had served as Executive Manager, Transmission & Distribution Network Services since June 1, 1997 reorganization. Prior to that, he was Executive Manager, Operating Divisions from June of 1994. Before moving up to the Executive Manager position, he served as Director of Operations from May 1987.

         William R. Stewart was appointed Sr. Vice President, Services Division in a January 31, 2005, reorganization. Prior to that appointment he had served as Sr. Vice President, Administration since June 5, 2002. Prior to that, he had served as Executive Manager, Retail Services since a June 1, 1997 reorganization. Prior to that, he was Executive Manager, Administration from July 1987 to June 1, 1997. He was our Division Director of Administration from January 1984 to July 1987 and Staff Assistant to the General Manager of Chugach from November 1982 to January 1984. He has been employed at Chugach since 1969.

         Michael R. Cunningham was appointed Chief Financial Officer on June 5, 2002. Prior to that appointment he had served as Controller since 1986. Prior to that he was Budget Analyst and Manager of Accounting since beginning his Chugach employment in 1982. Prior to his Chugach employment, Mr. Cunningham spent 15 years in various capacities with Pacific Northwest Bell Telephone Company.

         Bradley W. Evans was appointed General Manager, G&T Division in a January 31, 2005, reorganization. Prior to that appointment he had served as Sr. Vice President, Energy Supply since June 5, 2002. Prior to that, he had served as Director of Energy Supply since February 26, 2001. Prior to his current Chugach employment, Mr. Evans served as Manager, System Dispatch for Golden Valley Electric Association.

         Board of Directors

         Bruce Davison serves as Vice Chairman of the Board and also chairs the board's Operations Committee. He has served as board Chairman and Secretary. Mr. Davison was first appointed to the Board of Directors in June 1997. Prior to his appointment, he served two years on our Bylaws Committee. He is an attorney and professional engineer and a partner in the law firm of Davison & Davison, Inc.

         Red Boucher serves as Chairman of the Board. He has served on the board since 1999 and has previously served as Vice Chairman and Vice President. In addition to being a director, Mr. Boucher is a communications consultant who owns a consulting firm. He has held many elected offices including Lieutenant Governor of Alaska.

         Pat Jasper serves as Secretary of the Board. She was originally elected to the Board in April 1995. Since 1995, she has held several offices including Secretary, Vice President and President. She is a small business owner and former computer programmer and systems analyst.

         Jeff Lipscomb was elected director in April 2000 and currently serves as Treasurer and chairs the board's Finance committee. Mr. Lipscomb is a project management consultant with JWL Engineering. He is a professional mechanical engineer with over 20 years of experience in Alaskan oil and gas production facility design.

         Dave Cottrell has served on the board since 2001 and currently chairs the board's Audit committee. He has previously served as Vice President of the Board. Mr. Cottrell is a founding member and past managing partner of Mikunda Cottrell & Co., Certified Public Accountants. He is currently the president and managing director of Mikunda, Cottrell, Accountants and Consultants.

         Chris Birch was appointed to fill a board vacancy in 1996 and re-elected to that seat in 1997, 2000 and 2003. He has served as board Secretary and President and currently chairs the board's Technology committee. Mr. Birch is a professional civil engineer, licensed in Alaska since 1978 and recently retired as Director of Engineering, Environment and Planning at the Ted Stevens Anchorage International Airport. He is currently a senior engineer with Tryck Nyman Hayes, Inc.

         Sam Cason is a self-employed attorney. He was elected to a 3-year term on the board in 2002 and currently chairs the board's Government and External Affairs committee.

         Code of Ethics

         Chugach developed a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and any person performing similar functions. The code of ethics was finalized June 16, 2004. It is also posted on Chugach's website at www.chugachelectric.com.

         Audit Committee Financial Expert

         Chugach is a cooperative and each board member must be a member of the cooperative. The Board of Directors relies on the advice of all members of the Finance and Audit Committees, therefore the Board of Directors has not formally designated an Audit Committee financial expert.

                   Item 11 - Executive Compensation

         Cash Compensation

         The following table sets forth all remuneration paid by us for the last three years to each of our five executive officers, each of whose total cash and cash equivalent compensation exceeded $100,000 for 2004, and for all such executive officers as a group:

      Name                      Principal Position       Year        Total Remuneration          Bonus           Total

Evan J. Griffith             Chief Executive Officer     2004             $216,073              $14,848         $230,921
                                                         2003             $201,685                 -            $201,685
                                                         2002             $172,239                 -            $172,239

Lee D. Thibert               General Manager,            2004             $170,312               $8,158         $178,470
                             Distribution Division       2003             $149,103               $5,939         $155,042
                                                         2002             $154,881                 -            $154,881

Michael R. Cunningham        Chief Financial Officer     2004             $155,955                 -            $155,955
                                                         2003             $132,316                 -            $132,316
                                                         2002             $130,220                 -            $130,220

William R. Stewart           Sr. Vice President,         2004             $182,741               $5,438         $188,179
                             Services Division           2003             $161,879               $3,712         $165,591
                                                         2002             $159,839                 -            $159,839

Bradley W. Evans             General Manager,            2004             $148,137               $7,154         $155,291
                             G&T Division                2003             $135,398               $5,197         $140,595
                                                         2002             $128,227                 -            $128,227

         Directors are compensated for their services at the rate of $200 per board meeting or other meeting at which they are representing the Association in an official capacity within the State of Alaska, and $250 per day when attending meetings outside the State, including each day of travel, plus reasonable out of pocket expenses, up to a maximum of 70 meetings per year for a director and 85 meetings per year for the Chairman.


         Compensation Pursuant to Plans

         We have elected to participate in the National Rural Electric Cooperative Association (NRECA) Retirement and Security Program (the "Plan"), a multiple employer defined benefit master pension plan maintained and administered by the NRECA for the benefit of its members and their employees. The Plan is intended to be a qualified pension plan under Section 401(a) of the Code. All our employees not covered by a union agreement become participants in the Plan on the first day of the month following completion of one year of eligibility service. An employee is credited with one year of eligibility service if he or she completes 1,000 hours of service either in his or her first twelve consecutive months of employment or in any calendar year for us or certain other employers in rural electrification (related employers). Pension benefits vest at the rate of 10% for each of the first four years of vesting service and become fully vested and nonforfeitable on the earlier of the date a participant has five years of vesting service or the date the participant attains age fifty-five while employed by us or a related employer. A participant is credited with one year of vesting service for each calendar year in which he or she performs at least one hour of service for us or a related employer. Pension benefits are generally paid upon the participant's retirement or death. A participant may also elect to receive pension benefits while still employed by us if he or she has reached his normal retirement date by completing thirty years of benefit service (defined below) or, if earlier, by attaining age sixty-two. A participant may elect to receive actuarially reduced early retirement pension benefits before his or her normal retirement date provided he or she has attained age fifty-five.

         Pension benefits paid in normal form are paid monthly for the remaining lifetime of the participant. Unless an actuarially equivalent optional form of benefit payment to the participant is elected, upon the death of a participant the participant's surviving spouse will receive pension benefits for life equal to 50% of the participant's benefit. The annual amount of a participant's pension benefit and the resulting monthly payments the participant receives under the normal form of payment are based on the number of his or her years of participation in the Plan (benefit service) and the highest five-year average of the annual rate of his or her base salary during the last ten years of his or her participation in the Plan (final average salary). Annual compensation in excess of $200,000, as adjusted by the Internal Revenue Service for cost of living increases, is disregarded after January 1, 1989. The participant's annual pension benefit at his or her normal retirement date is equal to the product of his or her years of benefit service times final average salary times 2%. In 1998, NRECA notified us that there were employees whose pension benefits from NRECA's Retirement & Security Program would be reduced because of limitations on retirement benefits payable under Section 401(a)(17) or 415 of the Code. NRECA made available a Pension Restoration Severance Pay Plan and a Pension Restoration Deferred Compensation Plan for cooperatives to adopt in order to make employees whole for their lost benefits. In May 1998, we adopted both of these plans to protect the benefits of current and future employees whose pension benefits would be reduced because of these limitations.

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

         Benefit service as of December 31, 2004 taken into account under the Plan for the executive officers is shown below. Base salary for 2004 taken into account under the Plan for purposes of determining final average salary is also included.

               Name                        Principal Position              Benefit Service       Covered Compensation

Evan J. Griffith                    Chief Executive Officer               14 years, 4 months             $193,066
Lee D. Thibert                      General Manager, Distribution
                                    Division                              16 years, 7 months              152,006
Michael R. Cunningham               Chief Financial Officer               21 years, 1 month               136,572
William R. Stewart*                 Sr. Vice President, Services
                                    Division                               2 year, 2 months               146,016
Bradley W. Evans                    General Manager, General
                                    Manager, G&T Division                 3 years, 10 months              142,002

* Under the Plan in effect prior to November 1, 2002, Mr. Stewart had 30 years of service as of April 1, 2000, and was no longer eligible to receive contributions on his behalf to the Plan. Under the terms of the amendment to the Plan, approved by the Board of Directors on October 16, 2002, Mr. Stewart was re-enrolled effective November 1, 2002.

         Employment Arrangements


         In March 2004, the Board of Directors authorized the renewal of the employment agreement with Evan J. Griffith, our Chief Executive Officer, for two years with an additional one-year option. He is paid an annual base salary of $193,066. Mr. Griffith is also eligible to receive additional compensation, bonus and benefits for meeting performance goals established annually by the Board of Directors.

   Item 12 - Security Ownership of Certain Beneficial Owners and Management

                              Not Applicable

          Item 13 - Certain Relationships and Related Transactions

                              Not Applicable

                Item 14 - Principal Accountant Fees and Services

         The Audit Committee of the Board of Directors retained KPMG LLP as the independent certified public accountants for Chugach during the fiscal year ended December 31, 2004.

         Fees and Services

         KPMG LLP has provided certain audit, audit-related, tax and non-audit services, the fees for which are as follows:


                                                          2004          2003
                                                          ----          ----

     Audit services and quarterly reviews               $93,075       $65,400
     Audit-related services (registration statement)         $0            $0
     Non-audit services:
       Single audit and employee benefit plans           $8,250       $15,850
       Tax consulting and return preparation             $2,250        $2,500

         The Audit Committee of the Board of Directors has a policy to pre-approve all invoices by Chugach's independent public accountants. All invoices from KPMG LLP for fiscal years ended December 31, 2004 and 2003 were approved by the Audit Committee.

                                     PART IV

              Item 15 - Exhibits and Financial Statement Schedules

                                                                           Page

Financial Statements

Included in Part IV of this Report:
       Independent Auditors' Report                                          37
       Balance Sheets, December 31, 2004 and 2003                         38-39
       Statements of Revenues, Expenses and Patronage Capital,
          Years ended December 31, 2004, 2003 and 2002                       40
       Statements of Cash Flows,
          Years ended December 31, 2004, 2003 and 2002                       41
       Notes to Financial Statements                                      42-64

Financial Statement Schedules

       Included in Part IV of this Report:
       Independent Auditors' Report                                          74
       Schedule II - Valuation and Qualifying Accounts,
          Years ended December 31, 2004, 2003 and 2002                       75


Other schedules are omitted as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

                          Independent Auditors' Report



The Board of Directors
Chugach Electric Association, Inc.


We have audited the accompanying balance sheets of Chugach Electric Association, Inc. (the Company) as of December 31, 2004 and 2003, and the related statements of revenues, expenses and patronage capital and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15 herein. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chugach Electric Association, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG, LLP

Anchorage, Alaska
February 11, 2005






                                   Schedule II


                       CHUGACH ELECTRIC ASSOCIATION, INC.

                        Valuation and Qualifying Accounts


                                                   Balance at            Charged                           Balance
                                                    Beginning           To costs                           at end
                                                     Of year          And expenses       Deductions        of year
                                                     -------          -------------      ----------        -------
Allowance for doubtful accounts:
     Activity for year ended:
        December 31, 2004                            (273,793)           (202,533)         112,065        (364,261)
        December 31, 2003                            (313,545)           (326,842)         366,594        (273,793)
        December 31, 2002                            (318,757)           (344,472)         349,684        (313,545)

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






      10.5.1         Assignment of Agreement for Sale of Electric Power and Energy by and among the Registrant, Homer
                     Electric Association, Inc. and Alaska Electric Generation and Transmission Cooperative, Inc. dated June
                     30, 2003. (19)

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

      10.24.1        Partial Assignment of Bradley Lake Hydroelectric Project Agreement for the Sale and Purchase of Electric
                     Power by and among the Registrant, the Alaska Power Authority, Golden Valley Electric Association, Inc.,
                     the Municipality of Anchorage, the City of Seward, the Alaska Electric Generation and Transmission
                     Cooperative, Inc., Homer Electric Association, Inc. and Matanuska Electric Association Inc. dated June
                     30, 2003. (19)

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






      10.25.1        Partial Assignment of Bradley Lake Hydroelectric Project Agreement for the Wheeling of Electric Power
                     and for Related Services by and among the Registrant, Homer Electric Association, Inc., Golden Valley
                     Electric Association, Inc., Matanuska Electric Association, Inc., the Municipality of Anchorage, Inc.
                     d/b/a Municipal Light and Power, the City of Seward d/b/a Seward Electric System and Alaska Electric
                     Generation and Transmission Cooperative, Inc. dated June 30, 2003. (19)

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

      10.29.1        Assignment of Agreement for Bradley Lake Resource Scheduling by and among the Registrant, Homer Electric
                     Association, Inc. and the Alaska Electric Generation and Transmission Cooperative, Inc. dated June 30,
                     2003. (19)

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

      10.39.2        Assignment of Nikiski Cogeneration Plant System Use and Dispatch Agreement between the Registrant and
                     Alaska Electric Generation and Transmission Cooperative, Inc. dated June 30, 2003. (19)

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

      10.44.6        Amendment to Line of Credit Agreement between the Registrant and
                     CoBank, ACB dated December 27, 2002. (18)

      10.45.1        Master Loan Agreement between the Registrant and CoBank, ACB dated December 27, 2002. (17)

      10.45.2        Promissory Note and Consolidating Term Loan Supplement between the Registrant and CoBank, ACB dated
                     December 27, 2002. (17)

       10.47         Line of Credit Agreement between the Registrant and the National Rural Utilities Cooperative Finance
                     Corporation dated October 15, 2002. (17)

       10.52         Employment Agreement between the Registrant and Evan J. Griffith dated effective April 21, 2004. (20)

        14           Code of Ethics for Senior Financial Officers of the Registrant dated effective June 16, 2004. (21)

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

                     (14) Previously filed as an exhibit to the Registrant's
                     Registration Statement on Form S-1 (File No. 333-75840) dated December 21, 2001.






                     (15) Previously filed as an exhibit to the Registrant's
                     Quarterly Report on Form 10-Q dated June 30, 2002.

                     (17) Previously filed as an exhibit to the Registrant's
                     Annual Report on Form 10-K dated December 31, 2002.

                     (18) Previously filed as an exhibit to the Registrant's
                     Quarterly Report on Form 10-Q dated March 31, 2003.

                     (19) Previously filed as an exhibit to the Registrant's
                     Annual Report on Form 10-K dated December 31, 2003.

                     (20) Previously filed as an exhibit to the Registrant's
                     Quarterly Report on Form 10-Q dated March 31, 2004.

                     (21) Previously filed as an exhibit to the Registrant's
                     Quarterly Report on Form 10-Q dated June 30, 2004.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2005.



                               CHUGACH ELECTRIC ASSOCIATION, INC.





                               By:    /s/ Evan J. Griffith
                                      Evan J. Griffith, Chief Executive Officer


                               Date:   March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2005, by the following persons on behalf of the registrant in the capacities indicated:

/s/ Evan J. Griffith
  Evan J. Griffith                     Chief Executive Officer
                                       (Principal Executive Officer)
/s/ Lee D. Thibert
  Lee D. Thibert                       General Manager, Distribution Division

/s/ Michael R. Cunningham
  Michael R. Cunningham                Chief Financial Officer
                                       (Principal Financial Officer)
/s/ William R. Stewart
  William R. Stewart                   Senior Vice President, Services Division

/s/ Bradley W. Evans
  Bradley W. Evans                     General Manager, G&T Division

/s/ H. A. Boucher
  H. A. Boucher                        Director & Chairman of the Board

/s/ Bruce Davison
  Bruce Davison                        Director & Vice Chairman of the Board

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

/s/ Samuel W. Cason
  Samuel W. Cason                      Director

/s/ David Cottrell
  David Cottrell                       Director

/s/ Christopher Birch
  Christopher Birch                    Director

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants, which have not registered securities pursuant to Section 12, of the Act:

Chugach has not made an Annual Report to securities holders for 2004 and will not make such a report after the filing of this Form 10-K. As a consequence, no copies of any such report will be furnished to the Securities and Exchange Commission.