Form 10-Q
period 2005-03-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2005-05-16
CIK 878004

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


                  For the quarterly period ended March 31, 2005

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

                    5601 Electron Drive, Anchorage, AK 99518
                                 (907) 563-7494

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

                  CLASS                        OUTSTANDING AT MAY 1, 2005

                  NONE                                    NONE

                                                                                                        Page Number
CAUTION REGARDING FORWARD-LOOKING STATEMENTS

PART I FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)                                                                 2

              Balance Sheets, March 31, 2005 and December 31, 2004                                             3

              Statements of Revenues, Expenses and Patronage Capital, Three
              Months Ended March 31, 2005 and 2004                                                             5

              Statements of Cash Flows, Three Months Ended March 31, 2005 and 2004                             6

              Notes to Financial Statements                                                                    7

Item 2.       Management's Discussion and Analysis of Results of Operations and
              Financial Condition                                                                            1 1

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                     1 5

Item 4.       Controls and Procedures                                                                        1 6

PART II OTHER INFORMATION

Item 1.       Legal Proceedings                                                                              1 7

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                                    1 8

Item 3.       Defaults Upon Senior Securities                                                                1 8

Item 4.       Submission of Matters to a Vote of Security Holders                                            1 8

Item 5.       Other Information                                                                              1 9

Item 6.       Exhibits                                                                                       1 9

              Signatures                                                                                     2 0

              Exhibits                                                                                       2 1



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

                          PART I FINANCIAL INFORMATION

     Item 1.  Financial Statements

     The unaudited financial statements and notes to financial statements of Chugach as of and for the quarter ended March 31, 2005, follow:

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 BALANCE SHEETS
                                   (Unaudited)



                             Assets                                            March 31, 2005        December 31, 2004
                             ------                                            --------------        -----------------
Utility plant:

     Electric plant in service                                                 $ 751,141,360           $ 748,484,527

     Construction work in progress                                                25,671,820              25,278,388
                                                                                  ----------              ----------
         Total utility plant                                                     776,813,180             773,762,915

     Less accumulated depreciation                                             (312,896,779)           (305,932,001)
                                                                               -------------           -------------
         Net utility plant                                                       463,916,401             467,830,914

Other property and investments, at cost:

     Nonutility property                                                              24,461                  24,461

     Investments in associated organizations                                      11,769,054              11,768,457
                                                                                  ----------              ----------
         Total other property and investments                                     11,793,515              11,792,918

Current assets:

     Cash and cash equivalents                                                     6,739,612              10,465,004

     Special deposits                                                                217,191                 217,191

     Accounts receivable, net                                                     21,265,820              23,740,383

     Materials and supplies                                                       23,832,689              23,691,509

     Prepayments                                                                   1,587,807                 805,670

     Other current assets                                                            380,196                 260,115
                                                                                     -------                 -------
         Total current assets                                                     54,023,315              59,179,872

Deferred charges, net                                                             20,466,694              20,550,883
                                                                                  ----------              ----------

Total Assets                                                                   $ 550,199,925           $ 559,354,587

                                                                               =============           =============

                        CHUGACH ELECTRIC ASSOCIATION, INC.
                                 BALANCE SHEETS
                                   (Continued)
                                   (Unaudited)




                       Liabilities and Equities                                March 31, 2005        December 31, 2004
                       ------------------------                                --------------        -----------------
Equities and margins:

     Memberships                                                                 $ 1,212,193             $ 1,202,538

     Patronage capital                                                           135,553,458             130,750,269

     Other                                                                         7,090,184               7,045,992
                                                                                   ---------               ---------
         Total equities and margins                                              143,855,835             138,998,799

Long-term obligations, excluding current installments:

     2001 Series A Bond payable                                                  150,000,000             150,000,000

     2002 Series A Bond payable                                                  120,000,000             120,000,000

     2002 Series B Bond payable                                                   41,000,000              46,200,000

     National Bank for Cooperatives promissory notes payable                      46,619,958              47,157,786
                                                                                  ----------              ----------
         Total long-term obligations                                             357,619,958             363,357,786

Current liabilities:

     Current installments of long-term obligations                                16,276,444              15,931,393

     Accounts payable                                                              4,116,785               7,890,172

     Consumer deposits                                                             1,969,571               1,947,511

     Fuel cost over-recovery                                                       2,116,461               2,714,345

     Accrued interest                                                              1,917,747               6,201,769

     Salaries, wages and benefits                                                  5,807,177               5,530,740

     Fuel                                                                         12,967,271              12,919,623

     Other current liabilities                                                     1,462,719               1,416,400
                                                                                   ---------               ---------
         Total current liabilities                                                46,634,175              54,551,953

     Deferred credits                                                              2,089,957               2,446,049
                                                                                   ---------               ---------

      Total Liabilities and Equities                                           $ 550,199,925           $ 559,354,587
                                                                               =============           =============

See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
             Statements of Revenues, Expenses and Patronage Capital
                                   (Unaudited)

                                                                                      Three months ended March 31
                                                                                      2005                    2004
                                                                                      ----                    ----
Operating revenues                                                                 $57,212,034             $51,644,941

Operating expenses:
     Fuel                                                                           20,492,023              16,389,582

     Power production                                                                3,442,780               3,442,201

     Purchased power                                                                 5,275,922               3,953,490

     Transmission                                                                    1,602,140               1,740,561

     Distribution                                                                    2,819,605               2,578,535

     Consumer accounts                                                               1,355,391               1,427,359

     Administrative, general and other                                               4,865,561               5,532,271

     Depreciation                                                                    7,121,860               7,046,692
                                                                                     ---------               ---------

         Total operating expenses                                                   46,975,282              42,110,691

Interest expense:
     On long-term obligations                                                        5,675,686               5,441,653

     On short-term obligations                                                           2,237                       0

     Charged to construction-credit                                                  (191,718)                (89,432)
                                                                                     ---------                --------

         Net interest expense                                                        5,486,205               5,352,221
                                                                                     ---------               ---------

         Net operating margins                                                       4,750,547               4,182,029

Nonoperating margins:
     Interest income                                                                   121,694                  89,034

     Capital credits, patronage dividends and other                                     35,441                  24,901

         Total nonoperating margins                                                    157,135                 113,935
                                                                                       -------                 -------

         Assignable margins                                                          4,907,682               4,295,964
                                                                                     =========               =========

Patronage capital at beginning of period                                           130,750,269             126,341,413

Retirement of capital credits and estate payments                                    (104,493)                       0

Patronage capital at end of period                                               $ 135,553,458           $ 130,637,377
                                                                                 =============           =============

See accompanying notes to financial statements.

                        CHUGACH ELECTRIC ASSOCIATION, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                           Three months ended March 31
                                                                                                2005             2004
                                                                                                ----             ----
Operating activities:
         Assignable margins                                                                  $4,907,682       $4,295,964

Adjustments to reconcile assignable margins to net cash provided by operating activities:
         Depreciation and amortization                                                        7,841,322        7,944,026
         Capitalization of interest                                                           (226,563)        (103,907)
         Other                                                                                    (597)               33

         Changes in assets and liabilities:
       (Increase) decrease in assets:
         Accounts receivable                                                                  2,474,563          993,864
         Fuel cost recovery                                                                           0        1,610,807
         Materials and supplies                                                               (141,180)      (1,554,272)
         Prepayments                                                                          (782,137)        (716,867)
         Other assets                                                                         (120,081)        (138,309)
         Deferred charges                                                                     (635,272)        1,844,579
       Increase (decrease) in liabilities:
         Accounts payable                                                                   (3,773,387)      (4,064,351)
         Provision for rate refund                                                                    0        (422,403)
         Consumer deposits                                                                       22,060         (24,095)
         Fuel cost payable                                                                    (597,884)                0
         Accrued interest                                                                   (4,284,022)      (4,307,704)
         Salaries, wages and benefits                                                           276,437          311,309
         Fuel                                                                                    47,648        1,618,152
         Other liabilities                                                                       46,319          267,489
                  Deferred credits                                                             (38,458)        (960,163)
                                                                                               --------        ---------
                  Net cash provided by operating activities                                   5,016,450        6,594,152

Investing activities:
         Extension and replacement of plant                                                 (2,980,785)      (3,374,646)
         Purchase of Investments in associated organizations                                          0          (7,298)
                                                                                                      -          -------
                  Net cash used in investing activities                                     (2,980,785)      (3,381,944)

Financing activities:
         Net transfer of restricted construction funds                                                0          (1,198)
         Repayments of long-term obligations                                                (5,392,777)      (5,051,500)
         Memberships and donations received                                                      53,847            2,491
         Retirement of patronage capital                                                      (104,493)                0
         Net receipts (refunds) of consumer advances for construction                         (317,634)          473,201
                                                                                              ---------          -------
                  Net cash used in financing activities                                     (5,761,057)      (4,577,006)

Net change in cash and cash equivalents                                                     (3,725,392)      (1,364,798)

Cash and cash equivalents at beginning of period                                            $10,465,004      $11,185,086
------------------------------------------------                                            -----------      -----------

Cash and cash equivalents at end of period                                                   $6,739,612       $9,820,288
------------------------------------------                                                   ==========       ==========

Supplemental disclosure of cash flow information - interest expense paid, including          $9,770,227       $9,659,925
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

     Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

     2.  Lines of credit

     Chugach maintains a line of credit of $20 million with CoBank, ACB (CoBank). The CoBank line of credit expires June 30, 2005, subject to annual renewal at the discretion of the parties. At March 31, 2005, there was no outstanding balance on this line of credit, however, on March 17, 2005, we borrowed $1.5 million as well as an additional $1.0 million on March 18, 2005. That balance was subsequently paid back on March 25, 2005. At March 31, 2005, the borrowing rate would have been 4.36% and at December 31, 2004, the borrowing rate would have been 3.80%. In addition, Chugach has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At March 31, 2005, there was no outstanding balance on this line of credit and it was not utilized during the first quarter of 2005. At March 31, 2005, the borrowing rate would have been 4.50% and at December 31, 2004, the borrowing rate would have been 4.05%. The NRUCFC line of credit expires October 15, 2007.

     3.  Legal Proceedings

     Matanuska Electric Association, Inc., v. Chugach Electric Association, Inc., Superior Court Case No. 3AN-99-8152 Civil

     This action is a claim for a breach of the Power Sales Agreement between Chugach and Matanuska Electric Association, Inc. (MEA) for a 25-year period from 1989 through 2014. MEA asserted Chugach breached that contract by failing to provide information, by failing to properly manage Chugach's long-term debt, and by failing to bring Chugach's base rate action to a Joint Committee before presenting it to the Regulatory Commission of Alaska
     (RCA). All of MEA's claims were dismissed by the Superior Court. On April 29, 2002, MEA appealed the Superior Court's decisions relating to Chugach's financial management and Chugach's failure to bring Chugach's base rate action to the joint committee before filing with the RCA to the Alaska Supreme Court. We cross-appealed the Superior Court's decision not to dismiss the financial management claim on jurisdictional and res judicata grounds.

     The Alaska Supreme Court, on October 8, 2004, ruled in Chugach's favor supporting its right under the power sales agreement to file for interim rate relief without first going to the Joint Committee. The Supreme Court ruled against Chugach in its cross appeal. The Supreme Court also overturned the Superior Court's decision that dismissed MEA's claim asking for review of Chugach's use of rate locks instead of defeasing debt based on the Prudent Utility Practice standard under our power sales agreement. The Supreme Court remanded this issue to the Superior Court.

     On January 24, 2005, Chugach filed a summary judgment motion based on Chugach's claim that in the 2000 Test Year rate case the RCA has already decided the underlying issues relating to the prudency of Chugach's use of rate locks instead of defeasing debt. This motion is pending. Management is uncertain of the outcome of the proceeding before the Superior Court. No reserves have been established for this matter.

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

     Management is vigorously defending against the claim. Management is uncertain of the outcome of the suit. No reserves have been established for this matter.

     Other

     Chugach received a demand letter from a third party offering a license to a patent and implying that the patent may be infringed by certain services provided by Chugach. The patent purportedly relates to intellectual property rights over a system for automated electronic bill presentment and payment. As of this date, no legal proceedings have been instituted against us, but if the third party's patents are valid, enforceable and apply to our business, we could be required to seek a license, discontinue certain activities or be subject to a claim for past infringement. We are currently considering this matter, but lack sufficient information to assess the potential outcome at this time. No reserves have been established for this matter.

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

     The following policies are considered to be critical accounting policies for the quarter ending March 31, 2005.

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

     Financial Instruments and Hedging

     Chugach used U.S. Treasury forward rate lock agreements to hedge expected interest rates on the February 2002 debt re-financings. We accounted for the agreements under Statement of Financial Accounting Standards (SFAS)
     133. For rate-making purposes, Chugach did not adjust rates for gains and losses prior to settlement, and the loss on settlement will be an adjustment to rates over the lives of the associated debt. This rate-making treatment was approved by the RCA in Order U-01-108(26). Accordingly, the unrealized gain or loss was not recorded and was treated as a regulatory asset upon settlement.

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

     Regulatory Matters

     Depreciation Rates Review Proceeding

     In 2004, we implemented new depreciation rates based on an update of the Depreciation Study utilizing Electric Plant in Service balances as of December 31, 2002. The depreciation study resulted in a net impact on the 2004 financial statements of approximately $200,000, which, in aggregate, was not material to the financial statements. The depreciation study was submitted to the RCA for approval on November 19, 2004, however, the new rates were implemented and in effect for all of 2004. We did not request a change in electric rates charged to our customers based on the proposed revisions to depreciation rates.

     On March 9, 2005, the RCA ruled that depreciation rates may not be implemented without prior approval of the RCA. The RCA is expected to issue a final order in the fourth quarter of 2005. We expect to make any required adjustments on a forward-going basis.

     Management is uncertain of the outcome of the RCA depreciation study review process.

     Results Of Operations

     Current Year Quarter Versus Prior Year Quarter

     Assignable margins increased by $611.7 thousand for the quarter ended March 31, 2005, over the same quarter in 2004 due to a decrease in administrative, general and other expense and a decrease in transmission and consumer accounts expense. The decreases were offset by an increase in distribution expense and interest on long-term debt.

     Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased by $5.6 million, or 10.8%, for the quarter ended March 31, 2005, over the same quarter in 2004. The increase in revenues was due to an increase in revenue recovered through the fuel surcharge mechanism due to higher fuel prices, as well as increased wholesale and economy energy kWh sales.

     The following table represents kWh sales for the quarter ended March 31:

                                  2005                  2004
                                  ----                  ----
              Customer             kWh                  kWh
       Retail                  329,374,667          332,954,124
       Wholesale               327,634,824          310,766,791
       Economy Energy           95,825,850           59,846,760
                                ----------           ----------
       Total                   752,835,341          703,567,675
                               ===========          ===========

     Retail demand and energy rates and wholesale demand and energy rates charged to Homer Electric Association (HEA), MEA and Seward Electric System
     (SES) did not change in the first quarter of 2005 compared to the first quarter of 2004.

     Fuel expense increased by $4.1 million, or 25.0%, for the quarter ended March 31, 2005, compared to the same period in 2004 primarily due to higher fuel prices and increased economy energy sales. Purchased power also increased $1.3 million, or 33.4%, due in part to higher fuel prices, as well as a refund for our share of Bradley Lake operating expenses we received for fiscal year 2003 in the first quarter of 2004. Fiscal year 2004 did not generate a refund for our share of Bradley Lake operating expenses in the first quarter of 2005. Fuel and purchased power is recovered through the fuel surcharge mechanism. Production expense did not materially change for the three-month period ended March 31, 2005, compared to the same period in 2004. Transmission expense decreased by $138.4 thousand, or 8.0%, and distribution expense increased by $241.1 thousand, or 9.3%, due primarily to the timing of distribution maintenance, due to weather conditions, being performed in the first quarter of 2005 while transmission maintenance will be performed later in the year. Consumer Accounts/Information expense did not materially change for the three-month period ended March 31, 2005. Administrative, general and other expense decreased by $666.7 thousand, or 12.1%. The majority of the decrease was attributed to a $111.4 thousand decrease in software amortization, a $149.6 thousand decrease in professional services, a $153.0 thousand decrease in allocated costs and a $184.4 thousand decrease in labor due to the timing of pay periods. Depreciation and amortization expense did not materially change for the three-month period ended March 31, 2005.

     Interest on long-term debt increased by $234.0 thousand, or 4.3%, due to higher interest rates on the variable CoBank bonds. Interest charged to construction increased by $102.3 thousand, or 114.4%, due to higher rates and a higher average balance in construction work in progress associated with the continued construction of the South Anchorage substation.

     Other nonoperating margins increased $43.2 thousand, or 37.9%, for the three-month period ended March 31, 2005, compared to the same period in 2004 due to an increase in interest income associated with higher interest rates on our investment accounts and an increase in allowance for funds used during construction (AFUDC), also due to higher rates and the continued construction of the South Anchorage substation.

     Financial Condition

     Total assets decreased $9.2 million, or 1.6%, from December 31, 2004, to March 31, 2005. The decrease was due in part to a $3.9 million, or 0.8%, decrease in net plant, primarily due to depreciation expense in excess of extension and replacement of plant. The decrease in total assets was also due to a $3.7 million, or 35.6%, decrease in cash and cash equivalents caused by the semi-annual interest payment on the 2001 and 2002 Series A Bonds and the principle payment on the 2002 Series B Bonds in the first quarter, as well as a $2.5 million, or 10.4%, decrease in accounts receivable caused by the collection on receivables that were accrued but not paid at December 31, 2004.

     These decreases were offset by a $782.1 thousand, or 97.1%, increase in prepayments caused by the annual renewal of insurance policies for 2005, as well as a $120.1 thousand, or 46.2% increase in other current assets caused by interest accrued on our NRUCFC term certificates and an increase in the receivable associated with pole rentals.

     Notable changes to total liabilities and equities include installment payments of $5.4 million on the 2002 Series B bond and the CoBank 3 bonds. Accounts payable also decreased $3.8 million, or 47.8%, as a result of the payment of invoices that were accrued but not paid at December 31, 2004. Fuel cost payable also decreased $597.9 thousand, or 22.0%, due to the collection of the previous quarter's fuel and purchased power cost through the fuel surcharge mechanism. Accrued interest also decreased $4.3 million, or 69.1%, as a result of the semi-annual interest payment on the 2001 and 2002 Series A Bonds in the first quarter.

     These decreases were offset by a $4.9 million, or 3.5%, increase in patronage capital due to the margins generated in the first quarter of 2005.

     Liquidity and Capital Resources

     Chugach has satisfied its operational and capital cash requirements primarily through internally-generated funds, an annual $20 million line of credit with CoBank and a $50 million line of credit from NRUCFC. At March 31, 2005, there was no outstanding balance with NRUCFC or CoBank, however, on March 17, 2005, we borrowed $1.5 million on the CoBank line of credit, as well as an additional $1.0 million on March 18, 2005. That balance was subsequently paid back on March 25, 2005.

     Chugach also has a term loan facility with CoBank. Loans made under this facility are evidenced by promissory notes governed by the Master Loan Agreement, which became effective on January 22, 2003. At March 31, 2005, Chugach had the following promissory notes outstanding under this facility:



                                                  Interest rate at March                         Principal Payment
    Promissory Note         Principal balance            31, 2005             Maturity Date             Dates
    ---------------         -----------------            --------             -------------             -----


        CoBank 2               $10,000,000                 7.76%                   2005                 2005
        CoBank 3               $20,142,053                 4.51%                   2022              2003 - 2022
        CoBank 4               $22,554,349                 4.51%                   2022              2003 - 2022
        CoBank 5               $5,000,000                  4.51%                   2007                 2007

         Total                 $57,696,402

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

     Capital construction in 2005 is estimated at $29.7 million. At March 31, 2005, approximately $3.0 million had been expended. Capital improvement expenditures are expected to increase in the upcoming second quarter as the construction season begins.

     Chugach management continues to expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 2005 and thereafter.

     Outlook

     Effective January 31, 2005, Chugach reorganized its operations into more distinct business units - Office of the Chief Executive Officer (CEO), Generation and Transmission (G&T) Division, Distribution Division and Corporate Services. This reorganization was accomplished to more fully recognize the diversity of Chugach operations and clearly determine the financial and operational performance of each unit.

     The Office of the Chief Executive Officer is responsible for all corporate level activities including board of director functions, human resources, risk management, legal matters, labor relations and employee relations, legislative affairs and all financing activities Chugach may undertake. The CEO's direct staff is the Chief Financial Officer, Vice President, Human Resources, General Counsel and Government and External Affairs Manager. The General Managers of the G&T Division, Distribution Division and Corporate Services Division also report to the CEO.

     G&T operations include all power supply functions, transmission functions, system control and administrative requirements associated with generation and transmission. The G&T sector is led by Bradley Evans, General Manager.

     Distribution functions include consumer services, public relations, distribution engineering, line operation and maintenance and consumer information and services areas. The Distribution area is led by Lee Thibert, General Manager.

     Corporate Services is comprised of Administrative Services (Environmental Engineering and Hazardous Materials, Fleet Services, Contracting, Safety, Security, and Purchasing), Information Services, Regulatory Affairs and Accounting. It is responsible for providing services to all divisions of Chugach. Corporate Services is led by William Stewart, General Manager, Corporate Services Division.

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

     Interest Rate Risk

     The following table provides information regarding auction dates and rates in 2005 on the 2002 Series B bonds.

                      Auction Date                    Interest Rate

                   January 26, 2005                       2.50%
                  February 23, 2005                       2.62%
                   March 23, 2005                         3.00%
                    April 20, 2005                        3.05%

     The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of March 31, 2005.

                                                                                                Fair
Total Debt*               2005       2006      2007       2008     Thereafter      Total       Value
-----------               ----       ----      ----       ----     ----------      -----       -----


Fixed rate debt           $10,000        $0         $0        $0       $270,000    $280,000    $302,671

Average
interest rate               7.76%         -          -         -          6.39%       6.44%

Variable rate debt           $539    $6,326    $11,729    $7,241        $68,063     $93,896     $93,896

Average
interest rate               4.51%     3.32%      3.83%     3.32%          3.88%       3.79%

     *   Includes current portion

     Commodity Price Risk

     Chugach's gas contracts provide for adjustments to gas costs based on fluctuations of certain commodity prices and indices. Because fuel and purchased power costs are passed directly to our wholesale and retail customers through a fuel surcharge rate, fluctuations in the price paid for gas pursuant to long-term gas supply contracts do not normally impact margins. The fuel surcharge mechanism mitigates the commodity price risk of market fluctuations in the price of fuel and purchased power.

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

                            PART II OTHER INFORMATION

     Item 1. Legal Proceedings

     Matanuska Electric Association, Inc., v. Chugach Electric Association, Inc., Superior Court Case No. 3AN-99-8152 Civil

     This action is a claim for a breach of the Power Sales Agreement between Chugach and MEA for a 25-year period from 1989 through 2014. MEA asserted Chugach breached that contract by failing to provide information, by failing to properly manage Chugach's long-term debt, and by failing to bring Chugach's base rate action to a Joint Committee before presenting it to the Regulatory Commission of Alaska (RCA). All of MEA's claims were dismissed by the Superior Court. On April 29, 2002, MEA appealed the Superior Court's decisions relating to Chugach's financial management and Chugach's failure to bring Chugach's base rate action to the joint committee before filing with the RCA to the Alaska Supreme Court. We cross-appealed the Superior Court's decision not to dismiss the financial management claim on jurisdictional and res judicata grounds.

     The Alaska Supreme Court, on October 8, 2004, ruled in Chugach's favor supporting its right under the power sales agreement to file for interim rate relief without first going to the Joint Committee. The Supreme Court ruled against Chugach in its cross appeal. The Supreme Court also overturned the Superior Court's decision that dismissed MEA's claim asking for review of Chugach's use of rate locks instead of defeasing debt based on the Prudent Utility Practice standard under our power sales agreement. The Supreme Court remanded this issue to the Superior Court.

     On January 24, 2005, Chugach filed a summary judgment motion based on Chugach's claim that in the 2000 Test Year rate case the RCA has already decided the underlying issues relating to the prudency of Chugach's use of rate locks instead of defeasing debt. This motion is pending. Management is uncertain of the outcome of the proceeding before the Superior Court. No reserves have been established for this matter.

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

     Management intends to vigorously defend against the claim. Management is uncertain of the outcome of the suit. No reserves have been established for this matter.

     Other

     Chugach received a demand letter from a third party offering a license to a patent and implying that the patent may be infringed by certain services provided by Chugach. The patent purportedly relates to intellectual property rights over a system for automated electronic bill presentment and payment. As of this date, no legal proceedings have been instituted against us, but if the third party's patents are valid, enforceable and apply to our business, we could be required to seek a license, discontinue certain activities or be subject to a claim for past infringement. We are currently considering this matter, but lack sufficient information to assess the potential outcome at this time. No reserves have been established for this matter.

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

     Not applicable

     Item 3. Defaults Upon Senior Securities

     Not applicable

     Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

     Item 5. Other Information

     At the Chugach annual membership meeting held on April 28, 2005, three new board members were elected and the following proposed amendments to the Bylaws failed:

o The elimination of the requirement to make and save electronic recordings of board meetings and to prepare verbatim transcripts.

o The elimination of prohibition on compensating standing and ad hoc committee members.

o             The elimination of the requirement for a member advisory council.

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

                                   Date: May 13, 2005


                                   By: /s/ Michael R. Cunningham

                                   Michael R. Cunningham
                                   Chief Financial Officer

                                   Date: May 13, 2005


                                   By: /s/ William R. Stewart

                                   William R. Stewart
                                   General Manager, Corporate Services Division

                                   Date: May 13, 2005

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