Form 10-Q
period 2005-06-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2005-08-12
CIK 878004

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


                  For the quarterly period ended June 30, 2005

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

               CLASS                      OUTSTANDING AT AUGUST 1, 2005

               NONE                                  NONE

                                                                     Page Number
CAUTION REGARDING FORWARD-LOOKING STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                       2

        Balance Sheets, June 30, 2005 and December 31, 2004                    3

        Statements of Revenues, Expenses and Patronage Capital, Three and
        Six Months Ended June 30, 2005 and 2004                                5

        Statements of Cash Flows, Six Months Ended June 30, 2005 and 2004      6

        Notes to Financial Statements                                          7

Item 2. Management's Discussion and Analysis of Results of Operations and
        Financial Condition                                                  1 1

Item 3. Quantitative and Qualitative Disclosures About Market Risk           1 8

Item 4. Controls and Procedures                                              2 0

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                    2 0

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          2 2

Item 3. Defaults Upon Senior Securities                                      2 2

Item 4. Submission of Matters to a Vote of Security Holders                  2 2

Item 5. Other Information                                                    2 2

Item 6. Exhibits                                                             2 3

        Signatures                                                           2 4

        Exhibits                                                             2 5

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

                          PART I FINANCIAL INFORMATION

     Item 1.  Financial Statements

     The unaudited financial statements and notes to financial statements of Chugach as of and for the quarter ended June 30, 2005, follow:

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets
                                   (Unaudited)



                             Assets                                            June 30, 2005          December 31, 2004
                             ------                                            -------------          -----------------
Utility plant:

     Electric plant in service                                                 $ 754,494,167           $ 748,484,527

     Construction work in progress                                                29,994,000              25,278,388
                                                                                  ----------              ----------
         Total utility plant                                                     784,488,167             773,762,915

     Less accumulated depreciation                                             (318,837,418)           (305,932,001)
                                                                               -------------           -------------
         Net utility plant                                                       465,650,749             467,830,914

Other property and investments, at cost:

     Nonutility property                                                              24,461                  24,461

     Investments in associated organizations                                      11,769,054              11,768,457
                                                                                  ----------              ----------
         Total other property and investments                                     11,793,515              11,792,918

Current assets:

     Cash and cash equivalents                                                    14,583,902              10,465,004

     Special deposits                                                                217,191                 217,191

     Accounts receivable, net                                                     19,735,142              23,740,383

     Materials and supplies                                                       23,800,836              23,691,509

     Prepayments                                                                   1,041,900                 805,670

     Other current assets                                                            184,412                 260,115
                                                                                     -------                 -------
         Total current assets                                                     59,563,383              59,179,872

Deferred charges, net                                                             20,269,404              20,550,883
                                                                                  ----------              ----------

Total assets                                                                   $ 557,277,051           $ 559,354,587
                                                                               =============           =============

                        CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets
                                   (Continued)
                                   (Unaudited)



                       Liabilities and Equities                                 June 30, 2005        December 31, 2004
                       ------------------------                                 -------------        -----------------

Equities and margins:

     Memberships                                                                 $ 1,224,068             $ 1,202,538

     Patronage capital                                                           136,091,073             130,750,269

     Other                                                                         7,022,341               7,045,992
                                                                                   ---------               ---------
         Total equities and margins                                              144,337,482             138,998,799

Long-term obligations, excluding current installments:

     2001 Series A Bond payable                                                  150,000,000             150,000,000

     2002 Series A Bond payable                                                  120,000,000             120,000,000

     2002 Series B Bond payable                                                   41,000,000              46,200,000

     National Bank for Cooperatives promissory notes payable                      46,032,099              47,157,786
                                                                                  ----------              ----------
         Total long-term obligations                                             357,032,099             363,357,786

Current liabilities:

     Current installments of long-term obligations                                16,325,687              15,931,393

     Accounts payable                                                              6,448,730               7,890,172

     Consumer deposits                                                             1,950,438               1,947,511

     Fuel cost over-recovery                                                       1,580,160               2,714,345

     Accrued interest                                                              6,288,500               6,201,769

     Salaries, wages and benefits                                                  5,967,232               5,530,740

     Fuel                                                                         13,382,509              12,919,623

     Other current liabilities                                                     1,604,064               1,416,400
                                                                                   ---------               ---------
         Total current liabilities                                                53,547,320              54,551,953

     Deferred credits                                                              2,360,150               2,446,049
                                                                                   ---------               ---------

      Total liabilities and equities                                           $ 557,277,051           $ 559,354,587
                                                                               =============           =============

See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
             Statements of Revenues, Expenses and Patronage Capital
                                   (Unaudited)

                                                              Three months ended June 30           Six months ended June 30
                                                                 2005              2004             2005              2004
                                                                 ----              ----             ----              ----

Operating revenues                                           $50,314,401       $46,388,411     $107,526,435       $98,033,352

Operating expenses:
     Fuel                                                     17,673,953        14,560,068       38,165,976        30,949,650

     Power production                                          2,971,044         3,378,311        6,413,824         6,820,512

     Purchased power                                           6,222,465         5,538,343       11,498,387         9,491,833

     Transmission                                              1,326,796         1,432,161        2,928,936         3,172,722

     Distribution                                              2,996,705         2,852,655        5,816,310         5,431,190

     Consumer accounts                                         1,192,447         1,267,904        2,547,838         2,695,263

     Administrative, general and other                         4,764,653         5,325,992        9,630,214        10,858,262

     Depreciation                                              7,160,655         7,085,627       14,282,515        14,132,319
                                                               ---------         ---------       ----------        ----------

         Total operating expenses                             44,308,718        41,441,061       91,284,000        83,551,751

Interest expense:
     On long-term obligations                                  5,811,992         5,411,791       11,487,678        10,853,444

     On short-term obligations                                         0          (48,179)            2,237          (48,179)

     Charged to construction-credit                            (214,456)         (109,520)        (406,174)         (198,952)
                                                               ---------         ---------        ---------         ---------

         Net interest expense                                  5,597,536         5,254,092       11,083,741        10,606,313
                                                               ---------         ---------       ----------        ----------

         Net operating margins                                   408,147         (306,742)        5,158,694         3,875,288

Nonoperating margins:
     Interest income                                             134,284           104,993          255,978           194,026

     Capital credits, patronage dividends and other               32,658            17,795           68,099            42,696
                                                                  ------            ------           ------            ------

         Total nonoperating margins                              166,942           122,788          324,077           236,722
                                                                 -------           -------          -------           -------

         Assignable margins                                      575,089         (183,954)        5,482,771         4,112,010
                                                                 =======         =========        =========         =========

Patronage capital at beginning of period                     135,553,458       130,637,377      130,750,269       126,341,413

Retirement of capital credits and estate payments               (37,474)               (0)        (141,967)               (0)
                                                                --------               ---        ---------               ---

Patronage capital at end of period                         $ 136,091,073     $ 130,453,423     $136,091,073      $130,453,423
                                                           =============     =============     ============      ============

See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                              Six months ended June 30
                                                                                                2005             2004
                                                                                                ----             ----

Cash flows from operating activities:
         Assignable margins                                                                  $5,482,771       $4,112,010

Adjustments to reconcile assignable margins to net cash provided by operating activities:
         Depreciation and amortization                                                       15,328,628       15,929,027
         Capitalization of interest                                                           (479,000)        (231,159)
         Other                                                                                    (597)             (30)

         Changes in assets and liabilities:
       (Increase) decrease in assets:
         Accounts receivable                                                                  4,005,241        1,642,824
         Fuel cost under-recovery                                                                     0        2,032,730
         Materials and supplies                                                               (109,327)      (2,692,513)
         Prepayments                                                                          (236,230)          331,879
         Other assets                                                                            75,703           11,239
         Deferred charges                                                                     (764,634)      (1,873,975)

       Increase (decrease) in liabilities:
         Accounts payable                                                                   (1,441,442)      (3,343,926)
         Provision for rate refund                                                                    0        (671,071)
         Consumer deposits                                                                        2,927           65,254
         Fuel cost over-recovery                                                            (1,134,185)          874,034
         Accrued interest                                                                        86,731            8,042
                  Salaries, wages and benefits                                                  436,492          434,121
         Fuel                                                                                   462,886        1,049,559
         Other liabilities                                                                      187,664           52,042
         Deferred credits                                                                      (25,763)        (920,669)
                                                                                               --------        ---------
                  Net cash provided by operating activities                                  21,877,865       16,809,418

Investing activities:
         Extension and replacement of plant                                                (11,623,350)      (5,677,492)
         Purchase of investments in associated organizations                                        (0)          (7,298)
                                                                                                    ---          -------
                  Net cash used in investing activities                                    (11,623,350)      (5,684,790)

Financing activities:
         Net transfer of restricted construction funds                                                0          (2,604)
         Repayments of long-term obligations                                                (5,931,393)      (5,545,000)
         Memberships and donations received                                                     (2,121)            3,563
         Retirement of patronage capital                                                      (141,967)                0
         Net receipts (refunds) of consumer advances for construction                          (60,136)          414,330
                                                                                               --------          -------
                  Net cash used in financing activities                                     (6,135,617)      (5,129,711)

Net change in cash and cash equivalents                                                       4,118,898        5,994,917

Cash and cash equivalents at beginning of period                                            $10,465,004      $11,185,086
------------------------------------------------                                            -----------      -----------

Cash and cash equivalents at end of period                                                  $14,583,902      $17,180,003
------------------------------------------                                                  ===========      ===========

Supplemental disclosure of cash flow information - interest expense paid, excluding         $10,518,010      $10,367,112
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

     2.  Lines of credit

     Chugach maintains a $20 million line of credit with CoBank, ACB (CoBank). On May 3, 2005, and approved by the Chugach Board of Directors on June 15, 2005, Chugach and CoBank renewed the line of credit and finalized a Master Loan Agreement pursuant to the line of credit. The CoBank line of credit expires October 31, 2005, subject to annual renewal at the discretion of the parties. At June 30, 2005, there was no outstanding balance on this line of credit and it was not utilized during the second quarter of 2005. At June 30, 2005, the borrowing rate would have been 4.79% and at December 31, 2004, the borrowing rate would have been 3.80%. In addition, Chugach has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At June 30, 2005, there was no outstanding balance on this line of credit and it was not utilized during the second quarter of 2005. At June 30, 2005, the borrowing rate would have been 4.95% and at December 31, 2004, the borrowing rate would have been 4.05%. The NRUCFC line of credit expires October 15, 2007.

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

     On January 24, 2005, Chugach filed a summary judgment motion based on Chugach's claim that in the 2000 Test Year rate case the RCA has already decided the underlying issues relating to the prudency of Chugach's use of rate locks instead of defeasing debt. The court heard oral argument on this motion on June 10, 2005. It took the matter under advisement and a decision is expected within six months of the date of oral argument. Management is uncertain of the outcome of the proceeding before the Superior Court. No reserves have been established for this matter.

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

     The following policies are considered to be critical accounting policies for the quarter ending June 30, 2005.

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

     5.  New Accounting Standards

     SFAS 154 "Accounting Changes and Error Corrections"

     This statement replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Changes in Interim Financial Statements," and establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It applies to all voluntary changes in accounting principle, and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Chugach will implement the Statement effective January 1, 2006.

     SFAS 153 "Exchanges of Nonmonetary Assets"

     This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Chugach will implement the statement effective July 1, 2005.

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

     On March 9, 2005, the RCA ruled that depreciation rates may not be implemented without prior approval of the RCA. The RCA is expected to issue a final order in the fourth quarter of 2005. We expect to make any required adjustments on a prospective basis.

     Management is uncertain of the outcome of the RCA depreciation study review process.

     Results Of Operations

     Current Year Quarter Versus Prior Year Quarter

     Assignable margins increased by $759.0 thousand for the quarter ended June 30, 2005, over the same quarter in 2004 due to a decrease in power production and administrative, general and other expense. These decreases were slightly offset by an increase in net interest expense.

     Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased by $3.9 million, or 8.5%, for the quarter ended June 30, 2005, over the same quarter in 2004. The increase in revenues was due to an increase in revenue collected through the fuel surcharge mechanism due to higher fuel prices, as well as increased kWh sales to wholesale customers and an increase in economy energy sales to Golden Valley Electric Association (GVEA). With regard to retail sales, the Municipality of Anchorage, our primary service area, experienced average economic growth in the second quarter of 2005, compared to the same period in 2004, however, that was offset by a 1.5% increase in distribution line losses in 2005. With regard to wholesale revenues, actual sales increased due to increased job growth and continued state and federal spending, which generated additional economic activity. Based on the results of fixed and variable cost recovery established in Chugach's last rate case, wholesale sales to Matanuska Electric Association, Inc. (MEA), Homer Electric Association, Inc. (HEA) and Seward Electric System (SES) contributed approximately $5.5 and $5.4 million to Chugach's fixed costs for the quarter ended June 30, 2005 and 2004, respectively. The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ending June 30, 2005, and 2004.


                         Base Rate Sales Revenue1          Fuel and Purchased Power Revenue              Total Revenue


                       2005        2004      % Variance     2005        2004      % Variance     2005        2004        % Variance

Retail
Residential         $10,378,661 $10,598,015     -2.1%     $4,622,540  $4,154,910     11.3%    $15,001,201 $14,752,925        1.7%
Small Commercial     $1,886,907  $1,794,716      5.1%       $973,955    $858,374     13.5%     $2,860,862  $2,653,090        7.8%
Large Commercial     $6,869,705  $6,859,507      0.1%     $4,727,043  $4,086,294     15.7%    $11,596,748 $10,945,801        5.9%
Lighting               $339,518    $339,553      0.0%        $14,481     $14,486      0.0%       $353,999    $354,039        0.0%
Total Retail        $19,474,791 $19,591,791     -0.6%    $10,338,019  $9,114,064     13.4%    $29,812,810 $28,705,855        3.9%

Wholesale
HEA                  $2,548,334  $2,542,837      0.2%     $4,135,721  $3,742,873     10.5%     $6,684,055  $6,285,710        6.3%
MEA                  $3,790,004  $3,732,397      1.5%     $5,354,094  $4,695,701     14.0%     $9,144,098  $8,428,098        8.5%
SES                    $249,236    $243,409      2.4%       $542,339    $461,282     17.6%       $791,575    $704,691       12.3%
Total Wholesale      $6,587,574  $6,518,643      1.1%    $10,032,155  $8,899,856     12.7%    $16,619,728 $15,418,499        7.8%

Economy Sales        $3,198,957  $1,711,662     86.9%             $0          $0      -        $3,198,957  $1,711,662       86.9%
Miscellaneous          $682,906    $552,395     23.6%             $0          $0      -          $682,906    $552,395       23.6%

Total Revenue       $29,944,228 $28,374,491      5.5%    $20,370,174 $18,013,920     13.1%    $50,314,401 $46,388,411        8.5%


1 Customer and demand charge and non-fuel energy


     The following table represents kWh sales for the quarter ended June 30:

                                       2005                2004
                                       ----                ----
              Custome                  kWh                  kWh
         Retail                    271,856,959          274,343,704
         Wholesale                 284,351,528          276,596,824
         Economy Ener               69,174,940           39,417,482
                                    ----------           ----------
         Total                     625,383,427          590,358,010
                              ==================    =================

     Demand and energy rates charged to retail and HEA, MEA and SES did not change in the second quarter of 2005 compared to the second quarter of 2004.

     Fuel expense increased by $3.1 million, or 21.4%, for the quarter ended June 30, 2005, compared to the same period in 2004 primarily due primarily to higher fuel prices. For the quarter ended June 30, 2005, Chugach used 5,159,919 MCF of fuel at an average effective price of $3.43 per MCF, compared to 4,965,163 MCF of fuel used for the same period in 2004, at an average effective price of $2.93 per MCF. Fuel expense is collected through the fuel surcharge mechanism. Power production expense decreased $407.3 thousand, or 12.1%, for the same period due to the timing of generation maintenance projects. Maintenance projects started later in 2005 compared to 2004. Purchased power also increased $684.1 thousand, or 12.4%, due to higher fuel prices and higher Bradley Lake purchased power payments and is also collected through the fuel surcharge mechanism. These increases were offset by a decrease in quantity purchased. In the second quarter of 2005, Chugach purchased 137,147 MWH of energy at an average effective price of $4.35 cents per kWh. For the same period in 2004, Chugach purchased 140,203 MWH of energy at an average effective price of $3.78 cents per kWh. Transmission expense decreased by $105.4 thousand, or 7.4%, and distribution expense increased by $144.1 thousand, or 5.0%, due primarily to the timing of distribution maintenance being performed in the second quarter of 2005 while transmission maintenance was performed in the second quarter of 2004. Administrative, general and other expense decreased by $561.3 thousand, or 10.5%, caused by a $94.8 thousand decrease due to fully amortized software and lower information services support on administrative and general projects, a $286.7 thousand decrease in legal and corporate planning professional services, a $67.6 thousand decrease in property insurance and a $116.7 thousand decrease in miscellaneous general expense due to the timing of our National Rural Electric Cooperative Association (NRECA) dues accrual. These decreases were offset by a $146.5 increase in labor due to merit increases. Consumer accounts expense and depreciation and amortization expense did not materially change for the three-month period ended June 30, 2005.

     Interest on long-term debt increased by $400.2 thousand, or 7.4%, due to higher interest rates on our 2002 Series B bonds and our CoBank promissory notes. Interest charged to construction increased by $104.9 thousand in the second quarter of 2005 compared to the same period in 2004 due to the continued construction of the South Anchorage Substation and the 138 kV International Generating Terminal (IGT) to South Anchorage Substation projects. Other interest expense increased by $48.2 thousand, or 100%, from the second quarter of 2004 due to an adjustment to interest associated with the provision for rate refunds that was made in 2004.

     Other nonoperating margins increased $44.2 thousand, or 36.0%, for the three-month period ended June 30, 2005, compared to the same period in 2004 due to an increase in interest income caused by higher interest rates and higher Allowance for Funds Used During Construction (AFUDC) due to the continued construction of the aforementioned projects.

     Current Year to Date Versus Prior Year to Date

     Assignable margins increased by $1.4 million in the first six months of 2005, over the same period in 2004 due to a decrease in power production and administrative, general and other expense. These decreases were slightly offset by an increase in net interest expense.

     Operating revenues increased $9.5 million, or 9.7%, due to an increase in revenue collected through the fuel surcharge mechanism due to higher fuel prices and an increase in economy energy sales to GVEA. With regard to retail sales, in the first six months of 2005, we experienced a decrease in kWh sales due to a mild winter, compared to the same period in 2004, as well as the impact of a 1.5% increase in distribution line losses in 2005. With regard to wholesale revenues, actual sales increased in the first six months of 2005 over the same period in 2004 due to the same economic activity in the aforementioned current year quarter versus prior year quarter discussion. Based on the results of fixed and variable cost recovery established in Chugach's last rate case, wholesale sales contributed approximately $12.2 and $11.9 million to Chugach's fixed costs for the year ended June 30, 2005 and 2004, respectively.

     The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue at June 30, 2005, and 2004.

                        Base Rate Sales Revenue1        Fuel and Purchased Power Revenue               Total Revenue


                      2005        2004     % Variance     2005        2004     % Variance       2005         2004     % Variance

Retail
Residential        $23,707,337 $24,217,905    -2.1%    $10,024,740  $8,707,522    15.1%      $33,732,077  $32,925,427     2.4%
Small Commercial    $4,157,992  $4,085,549     1.8%     $2,041,869  $1,744,922    17.0%       $6,199,861   $5,830,471     6.3%
Large Commercial   $14,026,475 $13,966,781     0.4%     $9,098,041  $7,657,545    18.8%      $23,124,516  $21,624,326     6.9%
Lighting              $661,082    $661,167     0.0%        $46,750     $45,963     1.7%         $707,832     $707,130     0.1%
Total Retail       $42,552,886 $42,931,402    -0.9%    $21,211,400 $18,155,952    16.8%      $63,764,286  $61,087,354     4.4%

Wholesale
HEA                 $5,173,486  $5,075,257     1.9%     $8,176,853  $6,932,266    18.0%      $13,350,339  $12,007,523    11.2%
MEA                 $8,931,425  $8,596,549     3.9%    $11,202,060  $9,438,079    18.7%      $20,133,485  $18,034,628    11.6%
SES                   $501,850    $495,688     1.2%     $1,052,371    $873,400    20.5%       $1,554,221   $1,369,088    13.5%
Total Wholesale    $14,606,761 $14,167,494     3.1%    $20,431,284 $17,243,745    18.5%      $35,038,045  $31,411,239    11.5%

Economy Sales       $7,435,058  $4,341,339    71.3%          $0          $0         -         $7,435,058   $4,341,339    71.3%
Miscellaneous       $1,289,046  $1,193,420     8.0%          $0          $0         -         $1,289,046   $1,193,420     8.0%

Total Revenue      $65,883,751 $62,633,655     5.2%    $41,642,684 $35,399,697    17.6%     $107,526,435  $98,033,352     9.7%

1 Customer and demand charge and non-fuel energy


     The following table represents kWh sales for the six months ended June 30:

                                   2005                  2004
                                   ----                  ----
              Customer              kWh                   kWh
         Retail                 601,231,626           607,297,828
         Wholesale              611,986,352           587,363,615
         Economy Energy         165,000,790            31,262,141
                                -----------            ----------
         Total                1,378,218,768         1,225,923,584
                           ==================    ==================

     Fuel expense increased by $7.2 million, or 23.3%, for the first six months of 2005, compared to the same period in 2004 due primarily to higher fuel prices. In the first six months of 2005, Chugach used 11,762,829 MCF of fuel at an average effective price of $3.24 per MCF, compared to 10,870,532 MCF of fuel used for the same period in 2004, at an average effective price of $2.85 per MCF. Fuel expense is collected through the fuel surcharge mechanism. Power production expense decreased by $406.7 thousand, or 6.0%, due to the timing of generation projects. Purchased power expense increased by $2.0 million, or 21.1%, due to higher fuel prices and higher Bradley Lake purchased power payments, which is also collected through the fuel surcharge mechanism. These increases were offset by a decrease in quantity purchased. In the first six months of 2005, Chugach purchased 277,244 MWH of energy at an average effective price of $3.95 cents per kWh. For the same period in 2004, Chugach purchased 279,785 MWH of energy at an average effective price of $3.19 cents per kWh. Transmission expense decreased $243.8 thousand, or 7.7%, and distribution expense increased $385.1 thousand, or 7.1%, due primarily to the timing of distribution maintenance being performed in the first half of 2005 while transmission maintenance was performed in the first half of 2004. Administrative, general and other expense decreased by $1.2 million, or 11.3%, caused by a $247.8 thousand decrease due to fully amortized software and lower information services support on administrative and general projects, a $397.7 thousand decrease in legal, corporate planning, corporate services and power production professional services and a $158.3 thousand decrease in labor due to several vacant positions. The decrease was also due to a $106.3 thousand decrease in property insurance and a $155.3 thousand decrease in miscellaneous general expense due to the timing of our Alaska Power Association (APA) and NRECA dues accrual. Consumer accounts expense and depreciation and amortization expense did not materially change for the six-month period ended June 30, 2005, compared to the same period in 2004.

     Interest on long-term debt increased by $634.2 thousand, or 5.8%, due to higher interest rates on our 2002 Series B bonds and our CoBank promissory notes. Interest charged to construction increased by $207.2 thousand, or 104.2%, in the first six months of 2005 compared to the same period in 2004, due to the continued construction of the South Anchorage Substation and the 138 kV International Generating Terminal (IGT) to South Anchorage Substation projects. Other interest expense increased by $50.4 thousand, or 104.6%, during the same period in 2005 compared to the same period in 2004, due primarily to an adjustment to interest associated with our provision for rate refunds that were made in 2004.

     Other non-operating margins increased by $87.4 thousand, or 36.9%, for the six-month period ended June 30, 2005, compared to the same period in 2004, due to an increase in interest income caused by higher interest rates and higher Allowance for Funds Used During Construction (AFUDC) due to the continued construction of the aforementioned transmission projects.

     Financial Condition

     Total assets decreased $2.1 million, or 0.4%, from December 31, 2004, to June 30, 2005. The decrease was due to a $2.2 million, or 0.5%, decrease in net plant. This was primarily due to depreciation expense, which was offset by an increase in electric plant in service caused by the closeout of routine distribution projects and an increase in construction work in progress caused by the continued construction of the South Anchorage Substation and the 138 kV International Generating Terminal (IGT) to South Anchorage Substation projects.

     The decrease in total assets was also due to a $4.0 million decrease in accounts receivable caused by the collection on receivables that were accrued but not paid at December 31, 2004, and due to less energy sold at June 30, 2005, compared to December 31, 2004. This decrease was offset by a $4.1 million, or 39.4%, increase in cash and cash equivalents caused by the collection of accounts receivable outstanding at December 31, 2004.

     Notable changes to total liabilities and equities include a $6.3 million, or 1.7%, decrease in long-term obligations due to the reclassification of the 2006 installment payment on the 2002 Series B bond and the reclassification of the 2006 installment payments on the CoBank 3 and 4 promissory notes. Fuel cost over-recovery also decreased $1.1 million, or 41.8%, due to the collection of the previous quarter's fuel and purchased power cost through the fuel surcharge mechanism. Accounts payable also decreased $1.4 million, or 18.3%, as a result of the payment of invoices that were accrued but not paid at December 31, 2004, and a delay in receiving invoices from the start of the 2005 construction season.

     These decreases were offset by a $5.3 million, or 3.8%, increase in patronage capital due to the margins generated in the first and second quarter of 2005, as well as a $394.3 thousand, or 2.8%, increase in current installments of long-term obligations caused by the reclassification of the aforementioned installment payments on the 2002 Series B bond and the CoBank 3 and 4 promissory notes. The decreases were also offset by a $436.5 thousand, or 7.9%, increase in salaries, wages and benefits due to merit increases, as well as a $462.9 thousand, or 3.6%, increase in fuel payable caused by higher fuel prices and a $187.7 thousand, or 13.3% increase in other current liabilities caused by a new state and municipal underground compliance charge on retail revenue.

     Liquidity and Capital Resources

     Chugach has satisfied its operational and capital cash requirements primarily through internally-generated funds, an annual $20 million line of credit with CoBank which expires October 31, 2005, subject to annual renewal at the discretion of the parties and a $50 million line of credit from NRUCFC which expires October 15, 2007. At June 30, 2005, there was no outstanding balance with NRUCFC or CoBank and neither line of credit was utilized during the second quarter of 2005.

     Chugach also has a term loan facility with CoBank. Loans made under this facility are evidenced by promissory notes governed by the Master Loan Agreement, which became effective on January 22, 2003. At June 30, 2005, Chugach had the following promissory notes outstanding under this facility:

                                                  Interest rate at June                          Principal Payment
    Promissory Note         Principal balance            30, 2005             Maturity Date             Dates
    ---------------         -----------------            --------             -------------             -----


        CoBank 2               $10,000,000                 7.76%                   2005                 2005
        CoBank 3               $20,142,053                 4.67%                   2022              2003 - 2022
        CoBank 4               $22,015,733                 4.67%                   2022              2003 - 2022
        CoBank 5               $5,000,000                  4.67%                   2007                 2007

         Total                 $57,157,786

     On August 31, 2005, Chugach anticipates refinancing its $10 million promissory note with CoBank, however an agreement has not been finalized.

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

     Capital construction in 2005 is estimated at $29.7 million. At June 30, 2005, approximately $11.6 million had been expended. Capital improvement expenditures are expected to increase in the third quarter of 2005 as the construction season extends into October.

     Chugach management continues to expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 2005 and thereafter.

     Outlook

     Effective January 31, 2005, Chugach reorganized its operations into more distinct business units - Office of the Chief Executive Officer (CEO), Generation and Transmission (G&T) Division, Distribution Division and Corporate Services Division. This reorganization was accomplished to more fully recognize the diversity of Chugach operations and clearly determine the financial and operational performance of each unit.

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

     Corporate Services is comprised of Administrative Services (Environmental Engineering and Hazardous Materials, Fleet Services, Contracting, Safety, Security, and Purchasing), Information Services, Regulatory Affairs and Accounting. It is responsible for providing services to all divisions of Chugach. Corporate Services is led by William Stewart, General Manager, Corporate Services Division. On May 20, 2005, The Board of Directors and Chugach's CEO, Joe Griffith, announced that Joe Griffith will be stepping down from his position of CEO on September 2, 2005. On July 27, 2005, the Board of Directors retained National Rural Electric Cooperatives Association, Inc. (NRECA) to provide CEO search services. In a special meeting of the Board of Directors on August 10, 2005, William R. Stewart, General Manager, Corporate Services Division was appointed interim CEO effective September 3, 2005. Mr. Stewart has over 36 years of electric utility experience at Chugach.
     Environmental Matters

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

     Interest Rate Risk

     The following table provides information regarding auction dates and rates in 2005 on the 2002 Series B bonds. The maximum rate on the 2002 Series B bonds is 15%.

                 Auction Date Interest Rate

                     January 26, 2005                     2.50%
                    February 23, 2005                     2.62%
                      March 23, 2005                      3.00%
                      April 20, 2005                      3.05%
                       May 18, 2005                       3.09%
                      June 15, 2005                       3.22%
                      July 13, 2005                       3.38%
                     August 10, 2005                      3.56%

     Chugach is exposed to market risk from changes in interest rates. A 100 basis-point change (up or down) would increase or decrease our interest expense by approximately $933,578 based on $93,357,786 of variable rate debt outstanding at June 30, 2005.

     The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of June 30, 2005.

                                                                                                              Fair
Total Debt*                2005       2006       2007       2008      2009      Thereafter       Total       Value
-----------                ----       ----       ----       ----      ----      ----------       -----       -----

Fixed rate debt            $10,000         $0         $0        $0         $0       $270,000     $280,000    $308,866

Average
interest rate                7.76%          -          -         -          -          6.39%        6.44%

Variable rate debt              $0     $6,326    $11,729    $7,241     $7,763        $60,299      $93,358     $93,358

Average
interest rate                    -      3.83%      4.32%     3.83%      3.83%          4.44%        4.29%

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

     Item 4. Controls and Procedures

     As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive officer (CEO) and principal financial officer (CFO) supervised and participated in this evaluation. Based on this evaluation, our CEO and CFO each concluded that our disclosure controls and procedures are effective and timely in alerting them to material information required to be included in our periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions. In addition, there have been no changes in our internal controls or in other factors known to management that could significantly affect our internal controls subsequent to our most recent evaluation.

     We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls. Subsequently, our independent registered public accounting firm, KPMG LLP, will be required to attest to whether our assessment of the effectiveness of our internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal controls over financial reporting as of December 31, 2006. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for KPMG LLP to provide its attestation report. This process will continue to require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

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

     On January 24, 2005, Chugach filed a summary judgment motion based on Chugach's claim that in the 2000 Test Year rate case the RCA has already decided the underlying issues relating to the prudency of Chugach's use of rate locks instead of defeasing debt. The court heard oral argument on this motion on June 10, 2005. It took the matter under advisement and a decision is expected within six months of the date of oral argument. Management is uncertain of the outcome of the proceeding before the Superior Court. No reserves have been established for this matter.

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

     Not applicable

     Item 3. Defaults Upon Senior Securities

     Not applicable

     Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

     Item 5. Other Information

     On July 27, 2005, the Chugach Board of Directors voted unanimously to authorized the Chief Executive Officer (CEO) or his designee to join the Alaska Railbelt Energy Authority (AREA), a regionally owned joint action agency (JAA), and stated its intention to withdraw if prior to January 31, 2006, either the AREA is unsuccessful in obtaining authority to issue tax exempt debt or Chugach's exposure to administrative costs exceeds $100,000. Other members include GVEA and Anchorage Municipal Light & Power (AML&P). The JAA provides a structure by which the members might jointly acquire, own and operate certain generation and transmission facilities. At its first meeting on August 1, 2005, the JAA members elected GVEA's Rick Schikora as chairman, Jeff Lipscomb of Chugach as vice chairperson and AML&P's Jim Posey as secretary/treasurer.

     Item 6. Exhibits

     Exhibits:

                  Certification of Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

                  Certification of Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

                  Certification of Principal Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

                  Certification of Principal Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

                  Promissory Note and Consolidating Committed Revolving Credit Supplement between the Registrant and CoBank, ACB dated May 3, 2005

                  Master Loan Agreement between the Registrant and CoBank, ACB dated May 3, 2005

                  First Amended and Restated Joint Action Agency Agreement Relating To The Alaska Railbelt Energy Authority among the Registrant, Anchorage Municipal Light & Power (AML&P) and Golden Valley Electric Association, Inc. (GVEA) dated August 1, 2005

                                 Signatures

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

                           Date:    August 12, 2005


                           By:      /s/ Michael R. Cunningham

                                    Michael R. Cunningham
                                    Chief Financial Officer

                           Date:    August 12, 2005


                           By:      /s/ William R. Stewart

                                    William R. Stewart
                                    General Manager, Corporate Services Division

                           Date:    August 12, 2005

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

        31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      10.44.7 Promissory Note and Consolidating Committed Revolving Credit Supplement between the Registrant and CoBank, ACB dated
               May 3, 2005

      10.45.2 Master Loan Agreement between the Registrant and CoBank, ACB dated May 3, 2005

       10.42 First Amended and Restated Joint Action Agency Agreement Relating To The Alaska Railbelt Energy Authority among the Registrant, Anchorage Municipal Light & Power (AML&P) and Golden Valley Electric Association, Inc. (GVEA) dated August 1, 2005