Form 10-Q
period 2005-09-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2005-11-15
CIK 878004

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


                For the quarterly period ended September 30, 2005

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

                  CLASS                  OUTSTANDING AT NOVEMBER 1, 2005

                  NONE                              NONE

                                                                    Page Number
CAUTION REGARDING FORWARD-LOOKING STATEMENTS

PART I FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)                                2

              Balance Sheets, September 30, 2005 and December 31, 2004        3

              Statements of Revenues, Expenses and Patronage Capital, Three
              and Nine Months Ended September 30, 2005 and 2004               5

              Statements of Cash Flows, Nine Months Ended September 30, 2005
              and 2004                                                        6

              Notes to Financial Statements                                   7

Item 2.       Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                        1 3

Item 3.       Quantitative and Qualitative Disclosures About Market Risk     2 2

Item 4.       Controls and Procedures                                        2 3

PART II OTHER INFORMATION

Item 1.       Legal Proceedings                                              2 4

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds    2 5

Item 3.       Defaults Upon Senior Securities                                2 5

Item 4.       Submission of Matters to a Vote of Security Holders            2 6

Item 5.       Other Information                                              2 6

Item 6.       Exhibits                                                       2 6

              Signatures                                                     2 7

              Exhibits                                                       2 8

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

                          PART I FINANCIAL INFORMATION

     Item 1.  Financial Statements

     The unaudited financial statements and notes to financial statements of Chugach as of and for the quarter ended September 30, 2005, follow:

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets
                                  (Unaudited)

                                  Assets                                    September 30, 2005          December 31, 2004
                                  ------                                    ------------------          -----------------
Utility Plant:
     Electric plant in service                                                  $763,067,771               $748,484,527

     Construction work in progress                                                28,569,286                 25,278,388
                                                                                ------------               ------------
          Total utility plant                                                    791,637,057                773,762,915

     Less accumulated depreciation                                              (325,994,605)              (305,932,001)
                                                                                -------------              ------------
          Net utility plant                                                      465,642,452                467,830,914

Other property and investments, at cost:
     Nonutility property                                                              24,461                     24,461

     Investments in associated organizations                                      11,768,053                 11,768,457
                                                                                ------------               ------------
          Total other property and investments                                    11,792,514                 11,792,918

Current assets:
     Cash and cash equivalents                                                     5,967,258                 10,465,004

     Special deposits                                                                216,191                    217,191

     Fuel cost under-recovery                                                        571,701                          0

     Accounts receivable, net                                                     20,240,848                 23,740,383

     Materials and supplies                                                       24,044,198                 23,691,509

     Prepayments                                                                   1,589,388                    805,670

     Other current assets                                                            287,845                    260,115
                                                                                ------------               ------------
          Total current assets                                                    52,917,429                 59,179,872

Deferred charges, net                                                             20,287,914                 20,550,883
                                                                                ------------               ------------

Total assets                                                                    $550,640,309               $559,354,587
                                                                                ============               ============

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets
                                   (Continued)
                                   (Unaudited)

                      Liabilities and Equities                                September 30, 2005      December 31, 2004
                      ------------------------                                ------------------      -----------------
Equities and margins:
     Memberships                                                                $1,238,663                $1,202,538

     Patronage capital                                                         134,742,201               130,750,269

     Other                                                                       7,068,372                 7,045,992
                                                                               -----------               -----------
          Total equities and margins                                           143,049,236               138,998,799

Long-term obligations, excluding current installments:
     2001 Series A Bond payable                                                150,000,000               150,000,000

     2002 Series A Bond payable                                                120,000,000               120,000,000

     2002 Series B Bond payable                                                 41,000,000                46,200,000

     National Bank for Cooperatives promissory notes payable                    54,032,099                47,157,786
                                                                               -----------               -----------
          Total long-term obligations                                          365,032,099               363,357,786

Current liabilities:
     Current installments of long-term obligations                               8,325,687                15,931,393

     Accounts payable                                                            5,041,954                 7,890,172

     Consumer deposits                                                           1,989,398                 1,947,511

     Fuel cost over-recovery                                                             0                 2,714,345

     Accrued interest                                                            2,014,161                 6,201,769

     Salaries, wages and benefits                                                6,271,727                 5,530,740

     Fuel                                                                       13,927,998                12,919,623

     Other current liabilities                                                   2,367,567                 1,416,400
                                                                               -----------               -----------
          Total current liabilities                                             39,938,492                54,551,953

Deferred credits                                                                 2,620,482                 2,446,049
                                                                               -----------               -----------

Total liabilities and equities                                                $550,640,309              $559,354,587
                                                                              ============              ============

See accompanying notes to financial statements.

                        CHUGACH ELECTRIC ASSOCIATION, INC.
              Statement of Revenues, Expenses and Patronage Capital
                                   (Unaudited)


                                                     Three months ended September 30      Nine months ended September 30
                                                           2005              2004               2005              2004
Operating revenues                                      $54,323,791       $47,991,700       $161,850,226      $146,025,052

Operating expenses:

     Fuel                                                20,877,682        15,401,482         59,043,658        46,351,134

     Power production                                     3,799,930         4,544,688         10,213,754        11,365,200

     Purchased power                                      6,279,848         5,400,612         17,778,235        14,892,444

     Transmission                                         1,433,318         1,611,613          4,362,254         4,784,335

     Distribution                                         3,014,476         3,140,476          8,830,785         8,571,666

     Consumer accounts                                    1,487,133         1,442,945          4,034,971         4,138,208

     Administrative, general and other                    5,249,736         5,478,919         14,879,950        16,337,182

     Depreciation                                         7,624,509         6,757,489         21,907,024        20,889,807
                                                    ----------------  ----------------   ----------------  ----------------

          Total operating expenses                       49,766,632        43,778,224        141,050,631       127,329,976

Interest expense:

     On long-term obligations                             5,903,604         5,503,915         17,391,282        16,357,359

     On short-term obligations                               44,412                 0             46,649          (48,179)

     Charged to construction-credit                       (199,534)         (130,511)          (605,708)         (329,463)
                                                    ----------------  ----------------   ----------------  ----------------

          Net interest expense                            5,748,482         5,373,404         16,832,223        15,979,717
                                                    ----------------  ----------------   ----------------  ----------------

          Net operating margins                         (1,191,323)       (1,159,928)          3,967,372         2,715,359

Nonoperating margins:

     Interest income                                        155,968           126,456            411,946           320,483

     Capital credits, patronage dividends and other          40,395            19,242            108,494            61,938
                                                    ----------------  ----------------   ----------------  ----------------

          Total nonoperating margins                        196,363           145,698            520,440           382,421
                                                    ----------------  ----------------   ----------------  ----------------

          Assignable margins                              (994,960)       (1,014,230)          4,487,812         3,097,780
                                                    ================  ================   ================  ================

Patronage capital at beginning of period                136,091,073       130,453,423        130,750,269       126,341,413

Retirement of capital credits and estate payments         (353,912)                 0          (495,880)                 0
                                                    ----------------  ----------------   ----------------  ----------------

Patronage capital at end of period                     $134,742,201      $129,439,193       $134,742,201      $129,439,193
                                                    ================  ================   ================  ================

See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                           Nine months ended September 30
                                                                                               2005             2004
                                                                                               ----             ----
Cash flows from operating activities:
          Assignable margins                                                                 $4,487,812         $3,097,780

Adjustments to reconcile assignable margins to net cash provided by operating activities:
          Depreciation and amortization                                                      24,083,566         23,586,909
          Capitalized interest                                                                (713,201)          (382,496)
          Other                                                                                     404              2,539

     Changes in assets and liabilities:
       (Increase) decrease in assets:
          Accounts receivable                                                                 3,499,535            397,060
          Fuel cost under-recovery                                                            (571,701)          2,032,730
          Materials and supplies                                                              (352,689)        (1,553,823)
          Prepayments                                                                         (783,718)          (172,665)
          Other assets                                                                         (26,730)             70,494
          Deferred charges                                                                  (1,913,573)            171,250

       Increase (decrease) in liabilities:
          Accounts payable                                                                  (2,848,218)        (3,021,112)
          Provision for rate refund                                                                   0          (671,071)
          Consumer deposits                                                                      41,887             77,241
          Fuel cost over-recovery                                                           (2,714,345)            739,488
          Accrued interest                                                                  (4,187,608)        (4,262,769)
          Salaries, wages and benefits                                                          740,987            876,389
          Fuel                                                                                1,008,375          1,935,563
          Other liabilities                                                                     951,167            451,101
          Deferred credits                                                                     (52,866)        (1,829,255)
                                                                                             ----------        -----------
               Net cash provided by operating activities                                    $20,649,084        $21,545,353

Investing activities:
          Extension and replacement of plant                                               (19,005,361)       (17,695,126)
          Purchase of investments in associated organizations                                         0            (7,298)
                                                                                            -----------        -----------
               Net cash used in investing activities                                       (19,005,361)       (17,702,424)

Financing activities:
          Net transfer of restricted construction funds                                               0            488,846
          Repayments of long-term obligations                                               (5,931,393)        (5,545,000)
          Memberships and donations received                                                     58,505             15,342
          Retirement of patronage capital                                                     (495,880)                  0
          Net receipts of consumer advances for construction                                    227,299            865,067
                                                                                            -----------        -----------
               Net cash used in financing activities                                        (6,141,469)        (4,175,745)

Net changes in cash and cash equivalents                                                    (4,497,746)          (332,816)

Cash and cash equivalents at beginning of period                                            $10,465,004        $11,185,086

Cash and cash equivalents at end of period                                                   $5,967,258        $10,852,270
                                                                                            ===========        ===========

Supplemental disclosure of cash flow information - interest expense paid, excluding         $21,019,831        $20,242,486
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

     2.  Lines of credit

     Chugach had maintained a $20 million line of credit with CoBank, ACB (CoBank). On October 31, 2005, Chugach reduced the line of credit to $7.5 million due to a decrease in short-term borrowing projections. The CoBank line of credit expires October 31, 2006, subject to annual renewal at the discretion of the parties. At September 30, 2005, there was no outstanding balance on this line of credit and it was not utilized during the third quarter of 2005. At September 30, 2005, the borrowing rate would have been 5.35% and at December 31, 2004, the borrowing rate would have been 3.80%. In addition, Chugach has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At September 30, 2005, there was no outstanding balance on this line of credit and it was not utilized during the third quarter of 2005. At September 30, 2005, the borrowing rate would have been 5.70% and at December 31, 2004, the borrowing rate would have been 4.05%. The NRUCFC line of credit expires October 15, 2007.

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

     On January 24, 2005, Chugach filed a summary judgment motion based on Chugach's claim that in the 2000 Test Year rate case the RCA had already decided the underlying issues relating to the prudency of Chugach's use of rate locks instead of defeasing debt. In its decision dated August 22, 2005, the Superior Court granted Chugach's summary judgment motion, agreeing that the Commission reviewed the prudency of Chugach's financial management and specifically Chugach's use of the rate lock as a hedge against the risk of rising interest rates. The Court found that the Commission had exercised its primary jurisdiction, reviewed MEA's claims and held that Chugach's use of the rate lock mechanism to be reasonable and a recoverable expense from ratepayers.

     Once a final judgment has been entered, Chugach will seek recovery of its allowed costs and fees from MEA. MEA has indicated it will appeal the Superior Court's decision. The ultimate resolution of this matter is not currently determinable.

     Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc. Superior Court Case No. 3AN-04-11776 Civil

     On October 12, 2004, MEA filed suit in Superior Court alleging a breach of the power sales agreement between the parties and violation of Chugach's bylaws in connection with allocation of margins (capital credits) to MEA for the years 1998 through 2003. Allocation of margins assigns a share of the margins earned in a particular year to each customer. Capital credits are repatriated to customers at the discretion of the board of directors typically many years after the margins are earned.

     The suit seeks a declaration by the Court that Chugach is in breach of its bylaws and the power sales agreement based on its allocation of capital credits to MEA as well as injunctive relief requiring Chugach to calculate MEA's capital credit allocations based on MEA's patronage and in accordance with generally accepted accounting practices for nonprofit cooperatives and cooperative principles. The suit also seeks damages in an unspecified amount to compensate MEA for the alleged breach of contract. The case is in the discovery phase but it is likely that the discovery deadlines as well as the trial date, now scheduled for a five-day trial to begin February 27, 2006, will be rescheduled.

     Management is vigorously defending against the claim. The ultimate resolution of this matter is not currently determinable.

     Other

     Chugach received a demand letter from a third party offering a license to a patent and implying that the patent may be infringed by certain services provided by Chugach. The patent purportedly relates to intellectual property rights over a system for automated electronic bill presentment and payment. As of this date, no legal proceedings have been instituted against Chugach, but if the third party's patents are valid, enforceable and apply to our business, Chugach could be required to seek a license, discontinue certain activities or be subject to a claim for past infringement. Chugach is currently considering this matter, but lack sufficient information to assess the potential outcome at this time. The ultimate resolution of this matter is not currently determinable.

     Chugach has certain additional litigation matters and pending claims that arise in the ordinary course of our business. In the opinion of management, no individual matter or the matters in the aggregate are likely to have a material adverse effect on our results of operations, financial condition or liquidity.

     4.  Regulatory Matters

     Depreciation Rates Review Proceeding (Docket No. U-04-102)

     In 2004, Chugach implemented new depreciation rates based on an update of the Depreciation Study utilizing Electric Plant in Service balances as of December 31, 2002. The Depreciation Study resulted in a net impact on the 2004 financial statements of approximately $255 thousand, which, in aggregate, was not material to the financial statements. The depreciation study was submitted to the RCA for approval on November 19, 2004 resulting in the RCA opening a docket to review the proposed new rates, however, the new rates were implemented and in effect for all of 2004. Chugach did not request a change in electric rates charged to customers based on the proposed revisions to depreciation rates.

     On March 9, 2005, the RCA ruled in Order No. 2 that depreciation rates may not be implemented without prior approval of the RCA. On August 8, 2005, Chugach filed a motion proposing an alternate implementation plan. On September 21, 2005, the RCA issued Order No. 8 denying our motion and granting a Motion filed by a wholesale customer of Chugach to Enforce Order No. 2. Order No. 8 required that Chugach adjust its underlying 2004 financial records to reflect the results as if Chugach had not implemented unapproved rates but the order did not require us to restate our 2004 annual report. Chugach revised its accounting records for 2005 by approximately $427 thousand to reflect the previously approved depreciation rates. Order No. 8 further indicated that the RCA would rule on the effective date for implementing the new depreciation rates currently under review in its final ruling in this docket. The RCA's final ruling may change the depreciation rates to be applied for all or portions of 2005. The RCA is expected to issue a final order in this docket in the fourth quarter of 2005. Chugach expects to make a final adjustment to 2005 depreciation rates based upon a final order from the RCA on this matter.

     Management is uncertain of the outcome of the RCA depreciation study review process.

     5.  Critical Accounting Policies

     Chugach's accounting and reporting policies comply with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that affect results of operations and reported amounts of assets and liabilities in the financial statements. Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach's financial condition and results of its operations, and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are material to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP. For all of these policies management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with the Chugach Audit Committee.

     The following policies are considered to be critical accounting policies for three and nine months ended September 30, 2005.

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

     Financial Instruments and Hedging

     Chugach used U.S. Treasury forward rate lock agreements to hedge expected interest rates on the February 2002 debt re-financings. Chugach accounted for the agreements under Statement of Financial Accounting Standards (SFAS)
     133. For rate-making purposes, Chugach did not adjust rates for gains and losses prior to settlement, and the loss on settlement has been and will continue to be an adjustment to rates over the lives of the associated debt. This rate-making treatment was approved by the RCA in Order U-01-108(26). Accordingly, the unrealized net loss was not recorded and was treated as a regulatory asset upon settlement.

     Other

     Critical estimates also include provision for rate refunds and allowance for doubtful accounts. Actual results could differ from those estimates.

     6.  New Accounting Standards

     FASB Interpretation No. 47 (FIN 47) "Accounting for Conditional Asset Retirement Obligations"

     In March, 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47, effective for fiscal years ending after December 15, 2005, is an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations (Statement
     143). FIN 47 Interpretation clarifies that conditional obligations meet the definition of an asset-retirement obligation in Statement 143 and therefore should be recognized if their fair value is reasonably estimable. It also provides additional guidance to evaluate whether fair value is reasonably estimable. Chugach will evaluated the provisions of FIN 47 and implement the Interpretation effective December 31, 2005.

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

     SFAS 153 "Exchanges of Nonmonetary Assets"

     This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Chugach implemented the statement effective July 1, 2005.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Reference is made to the information contained under the caption "CAUTION REGARDING FORWARD-LOOKING STATEMENTS" at the beginning of this Report.

     Regulatory Matters

     Depreciation Rates Review Proceeding (Docket No. U-04-102)

     In 2004, Chugach implemented new depreciation rates based on an update of the Depreciation Study utilizing Electric Plant in Service balances as of December 31, 2002. The Depreciation Study resulted in a net impact on the 2004 financial statements of approximately $255 thousand, which, in aggregate, was not material to the financial statements. The depreciation study was submitted to the RCA for approval on November 19, 2004 resulting in the RCA opening a docket to review the proposed new rates, however, the new rates were implemented and in effect for all of 2004. Chugach did not request a change in electric rates charged to customers based on the proposed revisions to depreciation rates.

     On March 9, 2005, the RCA ruled in Order No. 2 that depreciation rates may not be implemented without prior approval of the RCA. On August 8, 2005, Chugach filed a motion proposing an alternate implementation plan. On September 21, 2005, the RCA issued Order No. 8 denying our motion and granting a Motion filed by a wholesale customer of Chugach to Enforce Order No. 2. Order No. 8 required that Chugach adjust its underlying 2004 financial records to reflect the results as if Chugach had not implemented unapproved rates but the order did not require us to restate our 2004 annual report. Chugach revised its accounting records for 2005 by approximately $427 thousand to reflect the previously approved depreciation rates. Order No. 8 further indicated that the RCA would rule on the effective date for implementing the new depreciation rates currently under review in its final ruling in this docket. The RCA's final ruling may change the depreciation rates to be applied for all or portions of 2005. The RCA is expected to issue a final order in this docket in the fourth quarter of 2005. Chugach expects to make a final adjustment to 2005 depreciation rates based upon a final order from the RCA on this matter.

     Management is uncertain of the outcome of the RCA depreciation study review process.

     Results Of Operations

     Current Year Quarter Versus Prior Year Quarter

     Assignable margins increased by $19.3 thousand for the quarter ended September 30, 2005, over the same quarter in 2004.

     Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased by $6.3 million, or 13.2%, for the quarter ended September 30, 2005, over the same quarter in 2004. The increase in revenues was primarily due to an increase in revenue collected through the fuel surcharge mechanism due to higher fuel prices, as well as increased kWh sales to wholesale customers and an increase in economy energy sales to Golden Valley Electric Association (GVEA). With regard to retail sales, the Municipality of Anchorage, our primary service area, experienced average economic growth in the third quarter of 2005, compared to the same period in 2004, however, that was offset by a 1.5% increase in distribution line losses in 2005. With regard to wholesale revenues, actual sales increased due to increased job growth and continued state and federal spending, which generated additional economic activity. Based on the results of fixed and variable cost recovery established in Chugach's last rate case, wholesale sales to Matanuska Electric Association, Inc. (MEA), Homer Electric Association, Inc. (HEA) and Seward Electric System (SES) contributed approximately $5.6 and $5.5 million to Chugach's fixed costs for the quarter ended September 30, 2005 and 2004, respectively. The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ending September 30, 2005, and 2004.

                            Base Rate Sales          Fuel and Purchased Power            Total Revenue
                                Revenue                      Revenue
                    2005       2004    % Variance   2005      2004    % Variance   2005      2004    % Variance

Retail
Residential           $10.3      $10.5     (1.9%)      $5.0      $3.9      28.2%     $15.3     $14.4       6.3%
Small Commercial       $1.9       $1.9       0.0%      $1.0      $0.8      25.0%      $2.9      $2.7       7.4%
Large Commercial       $7.5       $7.5       0.0%      $5.7      $4.3      32.6%     $13.2     $11.8      11.9%
Lighting               $0.3       $0.3       0.0%      $0.0      $0.0       0.0%      $0.3      $0.3       0.0%
Total Retail*         $20.0      $20.2     (1.0%)     $11.7      $9.0      30.0%     $31.7     $29.2       8.6%

Wholesale
HEA                    $2.6       $2.6       0.0%      $5.2      $4.0      30.0%      $7.8      $6.6      18.2%
MEA                    $3.9       $3.8       2.6%      $6.0      $4.7      27.7%      $9.9      $8.5      16.5%
SES                    $0.3       $0.3       0.0%      $0.7      $0.5      40.0%      $1.0      $0.8      25.0%
Total Wholesale        $6.8       $6.7       1.5%     $11.9      $9.2      29.3%     $18.7     $15.9      17.6%

Economy Sales          $0.9       $0.7      28.6%      $2.1      $1.4        n/a      $3.0      $2.1      42.9%
Miscellaneous          $0.9       $0.8      12.5%      $0.0      $0.0        n/a      $0.9      $0.8      12.5%

Total Revenue         $28.6      $28.4       0.7%     $25.7     $19.6      31.1%     $54.3     $48.0      13.1%

     The following table summarizes kWh sales for the quarter ended September
30:

                                         2005                2004
                                         ----                ----
                  Customer               kWh                  kWh
        Retail                       281,179,408          281,952,976
        Wholesale                    297,906,849          287,864,611
        Economy Energy                61,124,910           49,464,608
                                      ----------           ----------
        Total                        640,211,167          619,282,192
                                   =============         ============

     Demand and energy rates charged to retail and HEA, MEA and SES did not change in the third quarter of 2005 compared to the third quarter of 2004.

     Fuel expense increased by $5.5 million, or 35.6%, for the quarter ended September 30, 2005, compared to the same period in 2004 due to an increase in kWh sales and to higher fuel prices. For the quarter ended September 30, 2005, Chugach used 5,806,994 MCF of fuel at an average effective price of $3.60 per MCF, compared to 5,469,989 MCF of fuel used for the same period in 2004, at an average effective price of $2.82 per MCF. Fuel expense is collected through the fuel surcharge mechanism. Power production expense decreased $744.8 thousand, or 16.4%, for the same period due to less major maintenance performed in 2005 than in 2004. Purchased power also increased $879.2 thousand, or 16.3%, due to higher fuel prices and higher Bradley Lake purchased power payments, which the majority is also collected through the fuel surcharge mechanism. In the third quarter of 2005, Chugach purchased 157,289 MWH of energy at an average effective price of $.038 per kWh. For the same period in 2004, Chugach purchased 156,931 MWH of energy at an average effective price of $.033 per kWh. Transmission expense decreased by $178.3 thousand, or 11.1%, due primarily to a decrease in substation maintenance in the third quarter of 2005, compared to the third quarter of 2004. Administrative, general and other expense decreased by $229.2 thousand, or 4.2%, due to a decrease in labor caused by several vacant positions throughout the organization. Depreciation and amortization expense increased $867.0 thousand, or 12.8%, due to project close-outs, and the implementation of RCA Order No. 8, which adjusted depreciation rates to the approved 1999 study rates, resulting in an increase of approximately $427 thousand. Consumer accounts and distribution expense did not materially change for the three-month period ended September 30, 2005.

     Interest on long-term debt increased by $399.7 thousand, or 7.3%, due to higher interest rates on our 2002 Series B bonds and our CoBank promissory notes. The 2002 Series B bonds and three of our CoBank promissory notes are currently variable rate notes. The interest rate on our 2002 Series B bonds at September 30, 2005, was 3.65% compared to 1.75% at September 30, 2004. The CoBank promissory notes carried an interest rate of 5.35% at September 30, 2005, compared to 3.12% at September 30, 2004. Interest charged to construction increased by $69.0 thousand in the third quarter of 2005 compared to the same period in 2004 due to the continued construction of the South Anchorage Substation and the 138 kV International Generating Terminal (IGT) to South Anchorage Substation projects. Other interest expense increased by $44.4 thousand, or 100%, from the third quarter of 2004 due to an adjustment in the third quarter of 2005 to interest associated with the provision for rate refunds.

     Other nonoperating margins increased $50.7 thousand, or 34.8%, for the three-month period ended September 30, 2005, compared to the same period in 2004 due to an increase in interest income caused by higher interest rates and higher Allowance for Funds Used During Construction (AFUDC) due to the continued construction of the aforementioned projects.

     Current Year to Date Versus Prior Year to Date

     Assignable margins increased by $1.4 million in the first nine months of 2005, over the same period in 2004.

     Operating revenues increased $15.8 million, or 10.8%, due to an increase in revenue collected through the fuel surcharge mechanism primarily due to higher fuel prices and an increase in sales to wholesale customers and an increase in economy energy sales to GVEA. With regard to retail sales, in the first nine months of 2005, Chugach experienced a decrease in kWh sales due to a mild winter, compared to the same period in 2004, as well as the impact of a 1.5% increase in distribution line losses in 2005. With regard to wholesale revenues, actual sales increased in the first nine months of 2005 over the same period in 2004 due to the same economic activity in the aforementioned current year quarter versus prior year quarter discussion. Based on the results of fixed and variable cost recovery established in Chugach's last rate case, wholesale sales contributed approximately $17.8 and $17.4 million to Chugach's fixed costs for the year ended September 30, 2005 and 2004, respectively.

     The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue at September 30, 2005, and 2004.

                           Base Rate Sales           Fuel and Purchased Power               Total Revenue
                               Revenue                       Revenue
                     2005      2004    % Variance   2005      2004    % Variance    2005       2004     % Variance

Retail
Residential            $34.0     $34.7     (2.0%)     $15.0     $12.6      19.0%      $49.0       $47.3       3.6%
Small Commercial        $6.0      $6.0       0.2%      $3.1      $2.6      19.2%       $9.1        $8.6       5.9%
Large Commercial       $21.5     $21.4       0.5%     $14.8     $12.0      23.3%      $36.3       $33.4       8.7%
Lighting                $1.0      $1.0       0.0%      $0.1      $0.1       0.0%       $1.1        $1.1       0.0%
Total Retail           $62.5     $63.1     (0.9%)     $33.0     $27.3      20.9%      $95.5       $90.4       5.7%

Wholesale
HEA                     $7.8      $7.6       2.6%     $13.4     $10.9      22.9%      $21.2       $18.5      14.6%
MEA                    $12.9     $12.4       4.0%     $17.2     $14.1      22.0%      $30.1       $26.5      13.6%
SES                     $0.8      $0.7      14.3%      $1.7      $1.4      21.4%       $2.5        $2.1      19.0%
Total Wholesale        $21.5     $20.7       3.9%     $32.3     $26.4      22.3%      $53.8       $47.1      14.2%

Economy Sales           $3.3      $2.2      50.0%      $7.1      $4.3        n/a      $10.4        $6.5      60.0%
Miscellaneous           $2.2      $2.0      10.0%      $0.0      $0.0        n/a       $2.2        $2.0      10.0%

Total Revenue          $89.5     $88.0       1.7%     $72.4     $58.0      24.8%     $161.9      $146.0      10.9%

     The following table summarizes kWh sales for the nine months ended September 30:

                                          2005                  2004
                                          ----                  ----
                Customer                  kWh                    kWh
         Retail                        882,411,034           889,250,801
         Wholesale                     909,893,201           875,228,226
         Economy Energy                226,125,700           148,728,850
                                       -----------           -----------
         Total                       2,018,429,935         1,913,207,877
                                     =============         =============

     Fuel expense increased by $12.7 million, or 27.4%, for the first nine months of 2005, compared to the same period in 2004 due to an increase in consumption and to higher fuel prices. In the first nine months of 2005, Chugach used 17,569,823 MCF of fuel at an average effective price of $3.36 per MCF, compared to 16,340,521 MCF of fuel used for the same period in 2004, at an average effective price of $2.84 per MCF. Fuel expense is collected through the fuel surcharge mechanism. Power production expense decreased by $1.2 million, or 10.1%, due to several projects starting later in the year than in 2004. In addition, the scope of several of the projects changed and resulted in cost savings. Purchased power expense increased by $2.9 million, or 19.4%, due to higher fuel prices and higher Bradley Lake purchased power payments, which is also collected through the fuel surcharge mechanism. In the first nine months of 2005, Chugach purchased 434,533 MWH of energy at an average effective price of $.039 per kWh. For the same period in 2004, Chugach purchased 436,716 MWH of energy at an average effective price of $.032 per kWh. Transmission expense decreased $422.1 thousand, or 8.8%, due to maintenance projects that were unexpected in 2004, that did not occur in 2005. Distribution expense increased $259.1 thousand, or 3.0%, due primarily to an increase in labor and professional services related to outages due to windstorms in 2005 compared to 2004. Administrative, general and other expense decreased by $1.5 million, or 8.9%, caused by a $358.1 thousand decrease due to fully amortized software and lower information services support on administrative and general projects, a $206.6 thousand decrease in corporate planning, corporate services and power production professional services and a $347.7 thousand decrease in labor due to several vacant positions. The decrease was also due to a $236.3 thousand decrease in the allocation of property insurance and a $101.7 thousand decrease in headquarters operations expense due to a decrease in copier maintenance expense. Depreciation and amortization expense increased $1.0 million, or 4.9%, due to several project close-outs, as well as the implementation of RCA Order No. 8, which adjusted depreciation expense by approximately $427 thousand to reflect the approved 1999 study rates. Consumer accounts expense did not materially change for the nine-month period ended September 30, 2005, compared to the same period in 2004.

     Interest on long-term debt increased by $1.0 million, or 6.3%, due to higher interest rates on our 2002 Series B bonds and our CoBank promissory notes. The 2002 Series B bonds and three of our CoBank promissory notes are currently variable rate notes. The interest rate on our 2002 Series B bonds at September 30, 2005, was 3.65% compared to 1.75% at September 30, 2004. The CoBank promissory notes carried an interest rate of 5.35% at September 30, 2005, compared to 3.12% at September 30, 2004. Interest charged to construction increased by $276.2 thousand, or 83.8%, in the first nine months of 2005 compared to the same period in 2004, due to the continued construction of the South Anchorage Substation and the 138 kV International Generating Terminal (IGT) to South Anchorage Substation projects. Other interest expense increased by $94.8 thousand, or 196.8%, during the same period in 2005 compared to the same period in 2004, due to adjustments in 2004 and 2005 to interest associated with provision for rate refunds.

     Other non-operating margins increased by $138.0 thousand, or 36.1%, for the nine-month period ended September 30, 2005, compared to the same period in 2004, due to an increase in interest income caused by higher interest rates and higher AFUDC due to the continued construction of the aforementioned transmission projects.

     Financial Condition

     Total assets decreased $8.7 million, or 1.6%, from December 31, 2004, to September 30, 2005. The decrease was due to a $2.2 million, or 0.5%, decrease in net plant. This was due to depreciation expense, which was offset by an increase in electric plant in service caused by the closeout of several projects such as the Beluga Unit 5 hot gas path inspection, the 138 kV International Generating Terminal (IGT) to South Anchorage Substation, the Glacier Creek 115kV project and the Thomson Industrial subdivision project. Construction work in progress also increased caused by the continued construction of the South Anchorage Substation. Cash and cash equivalents decreased $4.5 million, or 43.0%, caused by the semi-annual interest payments on the 2001 and 2002 Series A Bonds in the third quarter of 2005. Accounts receivable decreased $3.5 million due to a decrease in state billings at September 30, 2005, compared to December 31, 2004, and due to less energy sold at September 30, 2005, compared to December 31, 2004. Deferred charges decreased $263.0 thousand, or 1.3%, due to the amortization of deferred projects in excess of additions to the Cooper Lake Relicensing project.

     The decrease was offset by a $783.7 thousand, or 97.3%, increase in prepayments caused by the annual renewal of Chugach's property insurance in September of 2005 and a $571.7 thousand, or 100%, increase in fuel cost recovery caused by the under-collection of the previous quarters fuel cost through the fuel surcharge mechanism. The decrease was also offset by a $352.7 thousand, or 1.5%, increase in materials and supplies.

     Notable changes to total liabilities and equities include a $7.6 million, or 47.7%, decrease in current installments of long-term debt due to the reclassification to long-term debt of the CoBank 2 promissory note, which was refinanced on August 31, 2005. Fuel cost over-recovery decreased $2.7 million, or 100.0%, due to the collection of the previous quarter's fuel and purchased power cost through the fuel surcharge mechanism. Accounts payable decreased $2.8 million, or 36.1%, due to the timing and scope of work several project as well as cost cutting measures in place in 2005 and a one-time expense accrued at December 31, 2004. Accrued interest decreased $4.2 million, or 67.5%, due to the semi-annual interest payment on the 2001 and 2002 Series A Bonds in the third quarter of 2005.

     The decrease was offset by a $1.7 million, or 0.5%, increase in long-term obligations caused by the reclassification of the CoBank 2 promissory note, which was refinanced on August 31, 2005. The decrease was also offset by a $4.1 million, or 2.9%, increase in patronage capital due to the margins generated in the first three quarters of 2005, as well as a $741.0 thousand, or 13.4%, increase in salaries, wages and benefits caused primarily by an increase in benefit expense. Fuel payable increased $1.0 million, or 7.8%, caused by higher fuel prices and other current liabilities increased $951.2 thousand, or 67.2% caused by a state and municipal underground compliance charge on retail revenue that was implemented June 1, 2005.

     Liquidity and Capital Resources

     Chugach has satisfied its operational and capital cash requirements primarily through internally-generated funds, an annual line of credit with CoBank which expires October 31, 2006, subject to annual renewal at the discretion of the parties and a $50 million line of credit from NRUCFC which expires October 15, 2007. On October 31, 2005, Chugach reduced the line of credit with CoBank from $20 million to $7.5 million due to a decrease in short-term borrowing projections. At September 30, 2005, there was no outstanding balance with NRUCFC or CoBank and neither line of credit was utilized during the third quarter of 2005.

     Chugach also has a term loan facility with CoBank. Loans made under this facility are evidenced by promissory notes governed by the Master Loan Agreement, which became effective on January 22, 2003. At September 30, 2005, Chugach had the following promissory notes outstanding under this facility:

                                                     Interest rate at                            Principal Payment
    Promissory Note         Principal balance       September 30, 2005        Maturity Date             Dates
    ---------------         -----------------       ------------------        -------------             -----


        CoBank 2               $10,000,000                 5.50%                   2010              2005 - 2010
        CoBank 3               $20,142,053                 5.35%                   2022              2003 - 2022
        CoBank 4               $22,015,733                 5.35%                   2022              2003 - 2022
        CoBank 5               $5,000,000                  5.35%                   2007                 2007

         Total                 $57,157,786

     On August 31, 2005, Chugach refinanced its $10 million promissory note with CoBank. The new $10 million, 5.50% fixed rate promissory note will mature September 20, 2010 and contains consecutive monthly installment payments commencing October 20, 2005.

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

     Capital construction in 2005 is estimated at $29.7 million. At September 30, 2005, approximately $19.0 million had been expended. Capital improvement expenditures are expected to continue in the fourth quarter of 2005 as some construction projects are still in progress.

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

     Corporate Services is comprised of Administrative Services (Environmental Engineering and Hazardous Materials, Fleet Services, Contracting, Safety, Security, and Purchasing), Information Services, Regulatory Affairs and Accounting. It is responsible for providing services to all divisions of Chugach. Corporate Services is led by William Stewart, General Manager, Corporate Services Division.
     On September 2, 2005, Joe Griffith resigned from his position of CEO. Effective September 3, 2005, William R. Stewart, General Manager, Corporate Services Division was appointed interim CEO. Mr. Stewart has over 36 years of electric utility experience at Chugach.

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

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Chugach is exposed to a variety of risks, including changes in interest rates and changes in commodity prices due to repricing mechanisms inherent in gas supply contracts. In the normal course of business, Chugach manages exposure to these risks as described below. Chugach does not engage in trading market risk-sensitive instruments for speculative purposes.

     Interest Rate Risk

     The following table provides information regarding auction dates and rates in 2005 on the 2002 Series B bonds. The maximum rate on the 2002 Series B bonds is 15%.

                       Auction Date                   Interest Rate

                     January 26, 2005                     2.50%
                    February 23, 2005                     2.62%
                      March 23, 2005                      3.00%
                      April 20, 2005                      3.05%
                       May 18, 2005                       3.09%
                      June 15, 2005                       3.22%
                      July 13, 2005                       3.38%
                     August 10, 2005                      3.56%
                    September 7, 2005                     3.65%
                     October 5, 2005                      3.74%
                     November 2, 2005                     4.04%

     Chugach is exposed to market risk from changes in interest rates. A 100 basis-point change (up or down) would increase or decrease our interest expense by approximately $933,578 based on $93,357,786 of variable rate debt outstanding at September 30, 2005.

     The following table provides information regarding principal payments on total debt by maturity date (dollars in thousands) as of September 30, 2005.

                                                                                                              Fair
Total Debt*                  2005      2006      2007       2008      2009      Thereafter       Total       Value
-----------                  ----      ----      ----       ----      ----      ----------       -----       -----


Fixed rate debt                $500    $2,000     $2,000    $2,000     $2,000       $271,500     $280,000    $300,802

Average
interest rate                 5.50%     5.50%      5.50%     5.50%      5.50%          6.36%        6.18%

Variable rate debt               $0    $6,326    $11,729    $7,241     $7,763        $60,299      $93,358     $93,358

Average
interest rate                     -     4.32%      4.85%     4.32%      4.32%          4.98%        4.81%

     *   Includes current portion

     Commodity Price Risk

     Chugach's gas contracts provide for adjustments to gas costs based on fluctuations of certain commodity prices and indices. Because fuel and purchased power costs are passed directly to wholesale and retail customers through a fuel surcharge rate, fluctuations in the price paid for gas pursuant to long-term gas supply contracts do not normally impact margins. The fuel surcharge mechanism mitigates the commodity price risk of market fluctuations in the price of fuel and purchased power.

     Item 4. Controls and Procedures

     As of the end of the period covered by this report, Chugach evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive officer (CEO) and principal financial officer (CFO) supervised and participated in this evaluation. Based on this evaluation, our CEO and CFO each concluded that our disclosure controls and procedures are effective and timely in alerting them to material information required to be included in our periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions. In addition, there were no changes in our internal controls during the last fiscal quarter that materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

     Chugach is in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls. Subsequently, our independent registered public accounting firm, KPMG LLP, will be required to attest to whether our assessment of the effectiveness of our internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes Chugach maintained, in all material respects, effective internal controls over financial reporting as of December 31, 2007, as Chugach is considered a non-accelerated filer under Section 404 of the Sarbanes-Oxley Act of 2002. Chugach is in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for KPMG LLP to provide its attestation report. This process will continue to require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

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

     On January 24, 2005, Chugach filed a summary judgment motion based on Chugach's claim that in the 2000 Test Year rate case the RCA had already decided the underlying issues relating to the prudency of Chugach's use of rate locks instead of defeasing debt. In its decision dated August 22, 2005, the Superior Court granted Chugach's summary judgment motion, agreeing that the Commission reviewed the prudency of Chugach's financial management and specifically Chugach's use of the rate lock as a hedge against the risk of rising interest rates. The Court found that the Commission had exercised its primary jurisdiction, reviewed MEA's claims and held that Chugach's use of the rate lock mechanism to be reasonable and a recoverable expense from ratepayers.

     Once a final judgment has been entered, Chugach will seek recovery of its allowed costs and fees from MEA. MEA has indicated it will appeal the Superior Court's decision. The ultimate resolution of this matter is not currently determinable.

     Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc. Superior Court Case No. 3AN-04-11776 Civil

     On October 12, 2004, MEA filed suit in Superior Court alleging a breach of the power sales agreement between the parties and violation of Chugach's bylaws in connection with allocation of margins (capital credits) to MEA for the years 1998 through 2003. Allocation of margins assigns a share of the margins earned in a particular year to each customer. Capital credits are repatriated to customers at the discretion of the board of directors typically many years after the margins are earned.

     The suit seeks a declaration by the Court that Chugach is in breach of its bylaws and the power sales agreement based on its allocation of capital credits to MEA as well as injunctive relief requiring Chugach to calculate MEA's capital credit allocations based on MEA's patronage and in accordance with generally accepted accounting practices for nonprofit cooperatives and cooperative principles. The suit also seeks damages in an unspecified amount to compensate MEA for the alleged breach of contract. The case is in the discovery phase but it is likely that the discovery deadlines as well as the trial date, now scheduled for a five-day trial to begin February 27, 2006, will be rescheduled.

     Management is vigorously defending against the claim. The ultimate resolution of this matter is not currently determinable.

     Other

     Chugach received a demand letter from a third party offering a license to a patent and implying that the patent may be infringed by certain services provided by Chugach. The patent purportedly relates to intellectual property rights over a system for automated electronic bill presentment and payment. As of this date, no legal proceedings have been instituted against Chugach, but if the third party's patents are valid, enforceable and apply to our business, Chugach could be required to seek a license, discontinue certain activities or be subject to a claim for past infringement. Chugach is currently considering this matter, but lack sufficient information to assess the potential outcome at this time. The ultimate resolution of this matter is not currently determinable.

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

     Not applicable

     Item 3. Defaults Upon Senior Securities

     Not applicable

     Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

     Item 5. Other Information

     On September 7, 2005, the Board of Directors voted to appoint Alan Christopherson as Chairman of the Board.

     Item 6. Exhibits

     Exhibits:

                  Certification of Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

                  Certification of Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

                  Certification of Principal Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

                  Certification of Principal Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

                  Promissory Note and Supplement between the Registrant and CoBank, ACB dated August 24, 2005

                                Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CHUGACH ELECTRIC ASSOCIATION, INC.


                                         By: /s/ William R. Stewart

                                                 William R. Stewart
                                                 Interim Chief Executive Officer

                                         Date:   November 14, 2005


                                         By: /s/ Michael R. Cunningham

                                                 Michael R. Cunningham
                                                 Chief Financial Officer

                                         Date:   November 14, 2005

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

                   31.1                Certification of Principal Executive Officer pursuant to Section
                                       302 of the Sarbanes-Oxley Act of 2002

                   31.2                Certification of Principal Financial Officer pursuant to Section
                                       302 of the Sarbanes-Oxley Act of 2002

                   32.1                Certification of Principal Executive Officer pursuant to Section
                                       906 of the Sarbanes-Oxley Act of 2002

                   32.2                Certification of Principal Financial Officer pursuant to Section
                                       906 of the Sarbanes-Oxley Act of 2002

                  10.45.4              Promissory Note and Supplement between the Registrant and CoBank,
                                       ACB dated August 24, 2005