Form 10-Q
period 2006-03-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2006-05-12
CIK 878004

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

--------------------------------------------------------------------------------

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

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

Yes |X|    No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, (as defined in Rule 12b-2 of the Act).

Large accelerated filer |_|    Accelerated filer |_|   Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Act. Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                  CLASS                 OUTSTANDING AT MAY 1, 2006

                  NONE                              NONE

                                                                             Page Number
                                                                             -----------
CAUTION REGARDING FORWARD-LOOKING STATEMENTS

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                          2

         Balance Sheets, March 31, 2006 and December 31, 2005                      3

         Statements of Revenues, Expenses and Patronage Capital, Three
         Months Ended March 31, 2006 and 2005                                      5

         Statements of Cash Flows, Three Months Ended March 31, 2006 and 2005      6

         Notes to Financial Statements                                             7

Item 2.  Management's Discussion and Analysis of Results of Operations and
         Financial Condition                                                      12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk               17

Item 4.  Controls and Procedures                                                  18

PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                                        18

Item 1A. Risk Factors                                                             20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds              21

Item 3.  Defaults Upon Senior Securities                                          21

Item 4.  Submission of Matters to a Vote of Security Holders                      21

Item 5.  Other Information                                                        21

Item 6.  Exhibits                                                                 22

         Signatures                                                               23

         Exhibits                                                                 24

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

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements and notes to financial statements of Chugach as of and for the quarter ended March 31, 2006, follow:

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                      Assets                     March 31, 2006    December 31, 2005
                      ------                     --------------    -----------------
Utility plant:

     Electric plant in service                    $ 778,228,983      $ 762,859,198

     Construction work in progress                   18,957,011         32,505,401
                                                  -------------      -------------
         Total utility plant                        797,185,994        795,364,599

     Less accumulated depreciation                 (334,051,719)      (327,384,961)
                                                  -------------      -------------
         Net utility plant                          463,134,275        467,979,638

Other property and investments, at cost:

     Nonutility property                                 24,461             24,461

     Investments in associated organizations         11,882,980         11,883,053
                                                  -------------      -------------
         Total other property and investments        11,907,441         11,907,514

Current assets:

     Cash and cash equivalents                        9,822,561         10,650,594

     Special deposits                                   216,191            216,191

     Fuel cost under-recovery                                 0          1,781,833

     Accounts receivable, net                        25,623,828         27,436,278

     Materials and supplies                          24,239,058         23,809,691

     Prepayments                                      1,538,631          1,801,104

     Other current assets                               407,474            282,939
                                                  -------------      -------------
         Total current assets                        61,847,743         65,978,630

Deferred charges, net                                18,428,643         19,269,718
                                                  -------------      -------------

Total Assets                                      $ 555,318,102      $ 565,135,500
                                                  =============      =============

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 BALANCE SHEETS
                                   (Continued)
                                   (Unaudited)

                       Liabilities and Equities                 March 31, 2006   December 31, 2005
                       ------------------------                 --------------   -----------------
Equities and margins:

     Memberships                                                 $  1,260,753       $  1,250,398

     Patronage capital                                            141,240,221        136,185,378

     Other                                                          7,470,746          7,603,376
                                                                 ------------       ------------
         Total equities and margins                               149,971,720        145,039,152

Long-term obligations, excluding current installments:

     2001 Series A Bond payable                                   150,000,000        150,000,000

     2002 Series A Bond payable                                   120,000,000        120,000,000

     2002 Series B Bond payable                                    35,500,000         41,000,000

     National Bank for Cooperatives promissory notes payable       52,445,116         53,532,099
                                                                 ------------       ------------
         Total long-term obligations                              357,945,116        364,532,099

Current liabilities:

     Current installments of long-term obligations                  8,674,842          8,325,687

     Accounts payable                                               5,920,707          9,598,958

     Consumer deposits                                              2,011,319          1,980,285

     Fuel cost over-recovery                                          763,637                  0

     Accrued interest                                               2,087,680          6,360,652

     Salaries, wages and benefits                                   5,251,091          5,373,496

     Fuel                                                          17,013,916         18,123,139

     Other current liabilities                                      3,256,477          3,035,915
                                                                 ------------       ------------
         Total current liabilities                                 44,979,669         52,798,132

     Deferred credits                                               2,421,597          2,766,117
                                                                 ------------       ------------

      Total Liabilities and Equities                             $555,318,102       $565,135,500
                                                                 ============       ============

See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
             Statements of Revenues, Expenses and Patronage Capital
                                   (Unaudited)

                                                                           Three months ended March 31
                                                                               2006              2005
                                                                               ----              ----
Operating revenues                                                       $  66,885,593      $  57,212,034

Operating expenses:
     Fuel                                                                   27,986,180         20,492,023

     Power production                                                        3,192,912          3,442,780

     Purchased power                                                         7,210,732          5,275,922

     Transmission                                                            1,391,959          1,602,140

     Distribution                                                            3,037,093          2,819,605

     Consumer accounts                                                       1,302,003          1,355,391

     Administrative, general and other                                       4,800,629          4,865,561

     Depreciation                                                            7,049,384          7,121,860
                                                                         -------------      -------------

         Total operating expenses                                           55,970,892         46,975,282

Interest expense:
     On long-term obligations                                                6,035,709          5,675,686

     On short-term obligations                                                       0              2,237

     Charged to construction-credit                                           (115,418)          (191,718)
                                                                         -------------      -------------

         Net interest expense                                                5,920,291          5,486,205
                                                                         -------------      -------------

         Net operating margins                                               4,994,410          4,750,547

Nonoperating margins:
     Interest income                                                           163,438            121,694

     Capital credits, patronage dividends and other                             30,825             35,441
                                                                         -------------      -------------

         Total nonoperating margins                                            194,263            157,135
                                                                         -------------      -------------

         Assignable margins                                                  5,188,673          4,907,682
                                                                         =============      =============

Patronage capital at beginning of period                                   136,185,378        130,750,269

Retirement of capital credits and estate payments, including
discounted capital credits transferred to other equities and margins          (133,830)          (104,493)

Patronage capital at end of period                                       $ 141,240,221      $ 135,553,458
                                                                         =============      =============

See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                         Three months ended March 31
                                                                                             2006             2005
                                                                                             ----             ----
Operating activities:
         Assignable margins                                                             $  5,188,673      $  4,907,682

Adjustments to reconcile assignable margins to net cash provided by operating activities:
         Depreciation and amortization                                                     7,787,269         7,841,322
         Capitalized interest                                                               (159,056)         (226,563)
         Write off of deferred charges                                                       345,899                 0
         Other                                                                               (12,683)             (597)

         Changes in assets and liabilities:
       (Increase) decrease in assets:
         Accounts receivable                                                               1,812,450         2,474,563
         Fuel cost under-recovery                                                          1,781,833                 0
         Materials and supplies                                                             (429,367)         (141,180)
         Prepayments                                                                         262,473          (782,137)
         Other assets                                                                       (124,535)         (120,081)
         Deferred charges                                                                   (348,782)         (635,272)
       Increase (decrease) in liabilities:
         Accounts payable                                                                 (3,678,251)       (3,773,387)
         Consumer deposits                                                                    31,034            22,060
         Fuel cost over-recovery                                                             763,637          (597,884)
         Accrued interest                                                                 (4,272,972)       (4,284,022)
         Salaries, wages and benefits                                                       (122,405)          276,437
         Fuel                                                                             (1,109,223)           47,648
         Other liabilities                                                                   220,562            46,319
                  Deferred credits                                                          (774,665)          (38,458)
                                                                                        ------------      ------------
                  Net cash provided by operating activities                                7,161,891         5,016,450

Investing activities:
         Extension and replacement of plant                                               (1,926,136)       (2,980,785)
                                                                                        ------------      ------------
                  Net cash used in investing activities                                   (1,926,136)       (2,980,785)

Financing activities:
         Repayments of long-term obligations                                              (6,237,828)       (5,392,777)
         Memberships and donations received/Other equities and margins                      (122,275)           53,847
         Retirement of patronage capital and estate payments, including discounted
           capital credits transferred to other equities and margins                        (133,830)         (104,493)
         Net receipts (refunds) of consumer advances for construction                        430,145          (317,634)
                                                                                        ------------      ------------
                  Net cash used in financing activities                                   (6,063,788)       (5,761,057)

Net change in cash and cash equivalents                                                     (828,033)       (3,725,392)

Cash and cash equivalents at beginning of period                                        $ 10,650,594      $ 10,465,004
                                                                                        ------------      ------------

Cash and cash equivalents at end of period                                              $  9,822,561      $  6,739,612
                                                                                        ============      ============

Supplemental disclosure of cash flow information - interest expense paid, excluding
   amounts capitalized                                                                  $  5,750,359      $  9,770,227
                                                                                        ============      ============

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

2. Lines of credit

Chugach maintains a line of credit of $7.5 million with CoBank, ACB (CoBank). The CoBank line of credit expires October 31, 2006, subject to annual renewal at the discretion of the parties. At March 31, 2006, there was no outstanding balance on this line of credit and it was not utilized during the first quarter of 2006. At March 31, 2006, the borrowing rate would have been 6.40% and at December 31, 2005, the borrowing rate would have been 5.95%. In addition, Chugach has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At March 31, 2006, there was no outstanding balance on this line of credit and it was not utilized during the first quarter of 2006. At March 31, 2006, the borrowing rate would have been 6.65% and at December 31, 2005, the borrowing rate would have been 6.10%. The NRUCFC line of credit expires October 15, 2007.

3. Legal Proceedings

Matanuska Electric Association, Inc., v. Chugach Electric Association, Inc., Superior Court Case No. 3AN-99-8152 Civil

In this action filed in 1999, Matanuska Electric Association, Inc. (MEA) alleged that Chugach breached the Power Sales Agreement under which Chugach is obligated to sell MEA power for 25 years, from 1989 through 2014. MEA asserted that Chugach failed to provide it certain information, failed to properly manage Chugach's long-term debt, and failed to bring Chugach's base rate action to a Joint Committee before presenting it to the Regulatory Commission of Alaska
(RCA). All of MEA's claims were dismissed by the Superior Court.

On April 29, 2002, MEA appealed to the Alaska Supreme Court the Superior Court's dismissal of its claims related to Chugach's financial management and Chugach's decision not to bring its base rate action to the Joint Committee before filing with the RCA. Chugach cross-appealed the Superior Court's decision not to also dismiss the financial management claim on jurisprudential and res judicata grounds. The Alaska Supreme Court, on October 8, 2004, issued an order upholding Chugach's right to not bring its base rate action to the Joint Committee before filing with the RCA. But the Court rejected Chugach's cross-appeal and

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                          Notes to Financial Statements
                                   (Unaudited)

reversed the Superior Court's decision dismissing MEA's financial management claim. The Supreme Court remanded that claim to the Superior Court for further proceedings.

On January 24, 2005, Chugach filed for summary judgment on that claim asserting that in the 2000 Test Year rate case the RCA had fully reviewed and decided the prudency of Chugach's financial management. In a decision dated August 22, 2005, the Superior Court granted Chugach's summary judgment motion, finding that the RCA had adjudicated the question of Chugach's financial management and that its decision should be given res judicata effect. The Superior Court also found that the RCA had exercised its primary jurisdiction in reviewing Chugach's financial management, and that its decision should be given deference.

The Superior Court entered final judgment on November 10, 2005, after which Chugach sought its costs and fees. On December 14, 2005, the Superior Court entered judgment awarding Chugach fees and costs from MEA in the amount of $104,732, which has not, as yet, been recorded in the financial statements.

On December 9, 2005, MEA appealed to the Alaska Supreme Court the Superior Court's grant of summary judgment. On December 23, 2005, Chugach cross-appealed the Superior Court's failure to also grant summary judgment based on the doctrine of collateral estoppel. This appeal is pending. Management is uncertain of the outcome of the proceeding before the Supreme Court. In the opinion of management, the outcome will unlikely have a material adverse effect on our results of operations, financial condition or liquidity. No reserves have been established for this matter.

Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc., Superior Court Case No. 3AN-04-11776 Civil

On October 12, 2004, MEA filed suit in Superior Court alleging that Chugach had violated its bylaws in allocating margins (capital credits) during the years 1998 through 2003. The margins Chugach earns each year are allocated to the customers who contributed them and are booked as capital credits to those customers' accounts. Capital credits are eventually repatriated to customers at the discretion of the board of directors, typically many years after the margins are earned.

On February 17, 2006, MEA filed a Motion to File an Amended Complaint and an Amended Complaint in this case. The Amended Complaint is identical to MEA's initial Complaint except for changes made to accommodate one new claim. The new claim challenges Chugach's failure to provide MEA with a capital credit allocation for 2004. We expect the Court will allow MEA's proposed amendment.

In this suit, MEA asks the Court to hold that Chugach breached its bylaws in the manner in which it allocated capital credits in 1998 through 2003 and if the Amended Complaint is allowed by the Court, through 2004. MEA also asks the court to enjoin Chugach to re-calculate MEA's capital credits applying MEA's interpretation of Chugach's bylaws and in accordance with what MEA refers to as "generally accepted accounting practices for

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                          Notes to Financial Statements
                                   (Unaudited)

nonprofit cooperatives and cooperative principles". The suit also seeks damages in an unspecified amount to compensate MEA for the alleged breach of contract. This matter currently is scheduled for a five-day trial beginning October 9, 2006. Management is vigorously defending against the claim. The ultimate resolution of this matter is not currently determinable. In the opinion of management, the outcome will unlikely have a material adverse effect on our results of operations, financial condition or liquidity.

Chugach has certain additional litigation matters and pending claims that arise in the ordinary course of Chugach's business. In the opinion of management, no individual matter or the matters in the aggregate is likely to have a material adverse effect on Chugach's results of operations, financial condition or liquidity.

4. Regulatory Matters

Docket No. U-04-102 (Revision to Current Depreciation Rates)

In 2004, Chugach implemented new depreciation rates based on an update of the 1999 Depreciation Study utilizing Electric Plant in Service balances as of December 31, 2002. The 2002 Depreciation Study resulted in a net impact on 2004 depreciation expense of approximately $259 thousand, which, in aggregate, was not material to the financial statements. The 2002 Depreciation Study was submitted to the RCA for approval on November 19, 2004, resulting in the RCA opening a docket to review the proposed new rates. Chugach, however, implemented the new rates effective January 1, 2004. Chugach did not request a change in electric rates charged to customers based on the proposed revisions to depreciation rates.

Order No. 2

On March 9, 2005, the RCA ruled in Order No. 2 that depreciation rates may not be implemented without prior approval of the RCA. On August 8, 2005, Chugach filed a motion proposing an implementation plan.

Order No. 8

On September 21, 2005, the RCA issued Order No. 8 denying our motion and granting a motion filed by a wholesale customer of Chugach to enforce Order No.
2. Order No. 8 required that Chugach adjust its underlying 2004 financial records to reflect the results as if Chugach had not implemented unapproved rates. In November of 2005, Chugach reversed the 2004 depreciation expense and depreciation reserves that were previously recorded using the 2002 Depreciation Study rates and calculated 2004 depreciation expense for all categories of plant using the 1999 Depreciation Study rates as approved by the RCA in Docket U-01-108. The adjustment was not material to Chugach's financial statements.

Order No. 9

In Order No. 9 dated January 10, 2006, the RCA ruled substantially in Chugach's favor approving the 2002 Depreciation Study with certain changes to the proposed depreciation

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                          Notes to Financial Statements
                                   (Unaudited)

rates. The main effect of this decision is to allow Chugach to revise its depreciation rates effective as of January 1, 2005. The overall impact to Chugach is an estimated decrease in annual depreciation expense of $1.0 million. Because Chugach did not request changes to the electric rates charged to our customers based on the proposed new depreciation rates, there was no immediate electric rate impact. Wholesale customers MEA and Homer Electric Association, Inc. (HEA) were active in the proceeding. MEA filed a motion for reconsideration of the effective date of January 1, 2005, for the changes to depreciation rates based on the RCA's ruling. In Order No. 10 dated January 26, 2006, the RCA extended its time to rule on petitions for reconsideration to April 17, 2006. The RCA did not rule on MEA's Motion by April 17, therefore, under the RCA's regulations, it is our view that MEA's Motion has automatically been denied.

5. Critical Accounting Policies

Our accounting and reporting policies comply with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires that management apply accounting policies and make estimates and assumptions that affect results of operations and reported amounts of assets and liabilities in the financial statements. Significant accounting policies are described in Note 1 to the financial statements (See "Financial Statements and Supplementary Data."). Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach's financial condition and results of its operations, and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under accounting principles general accepted in the United States of America. For all of these policies management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with Chugach's Audit Committee. The following policies are considered to be critical accounting policies for the quarter ended March 31, 2006.

Electric Utility Regulation

Chugach is subject to regulation by the Regulatory Commission of Alaska (RCA). The RCA sets the rates Chugach is permitted to charge customers based on allowable costs. As a result, Chugach applies Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71). Through the ratemaking process, the regulators may require the inclusion of costs or revenues in periods different than when they would be recognized by a non-regulated company. This treatment may result in the deferral of expenses and the recording of related regulatory assets based on anticipated future

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                          Notes to Financial Statements
                                   (Unaudited)

recovery through rates or the deferral of gains or creation of liabilities and the recording of related regulatory liabilities. The application of Statement No. 71 has a further effect on Chugach's financial statements as a result of the estimates of allowable costs used in the ratemaking process. These estimates may differ from those actually incurred by the Company; therefore, the accounting estimates inherent in specific costs such as depreciation and pension and post-retirement benefits have less of a direct impact on Chugach's results of operations than they would on a non-regulated company. As reflected in Note 1 to the financial statements under "Deferred Charges and Credits", significant regulatory assets and liabilities have been recorded. Management reviews the ultimate recoverability of these regulatory assets and liabilities based on applicable regulatory guidelines. However, adverse legislation and judicial or regulatory actions could materially impact the amounts of such regulatory assets and liabilities and could adversely impact Chugach's financial statements.

Critical estimates also include provision for rate refunds and allowance for doubtful accounts. Actual results could differ from those estimates.

6. New Accounting Standards

SFAS 154 "Accounting Changes and Error Corrections"

This statement replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Changes in Interim Financial Statements," and establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It applies to all voluntary changes in accounting principle, and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Chugach implemented the Statement effective January 1, 2006.

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

Regulatory Matters

Docket No. U-04-102 (Revision to Current Depreciation Rates)

In 2004, Chugach implemented new depreciation rates based on an update of the 1999 Depreciation Study utilizing Electric Plant in Service balances as of December 31, 2002. The 2002 Depreciation Study resulted in a net impact on 2004 depreciation expense of approximately $259 thousand, which, in aggregate, was not material to the financial statements. The 2002 Depreciation Study was submitted to the RCA for approval on November 19, 2004, resulting in the RCA opening a docket to review the proposed new rates. Chugach, however, implemented the new rates effective January 1, 2004. Chugach did not request a change in electric rates charged to customers based on the proposed revisions to depreciation rates.

Order No. 2

On March 9, 2005, the RCA ruled in Order No. 2 that depreciation rates may not be implemented without prior approval of the RCA. On August 8, 2005, Chugach filed a motion proposing an implementation plan.

Order No. 8

On September 21, 2005, the RCA issued Order No. 8 denying our motion and granting a motion filed by a wholesale customer of Chugach to enforce Order No.
2. Order No. 8 required that Chugach adjust its underlying 2004 financial records to reflect the results as if Chugach had not implemented unapproved rates. In November of 2005, Chugach reversed the 2004 depreciation expense and depreciation reserves that were previously recorded using the 2002 Depreciation Study rates and calculated 2004 depreciation expense for all categories of plant using the 1999 Depreciation Study rates as approved by the RCA in Docket U-01-108. The adjustment was not material to Chugach's financial statements.

Order No. 9

In Order No. 9 dated January 10, 2006, the RCA ruled substantially in Chugach's favor approving the 2002 Depreciation Study with certain changes to the proposed depreciation rates. The main effect of this decision is to allow Chugach to revise its depreciation rates effective as of January 1, 2005. The overall impact to Chugach is an estimated decrease in annual depreciation expense of $1.0 million. Because Chugach did not request changes to the electric rates charged to our customers based on the proposed new depreciation rates, there was no immediate electric rate impact. Wholesale customers MEA and HEA were active in the proceeding. MEA filed a motion for reconsideration of the effective date of

January 1, 2005, for the changes to depreciation rates based on the RCA's ruling. In Order No. 10 dated January 26, 2006, the RCA extended its time to rule on petitions for reconsideration to April 17, 2006. The RCA did not rule on MEA's Motion by April 17, therefore, under the RCA's regulations, it is our view that MEA's Motion has automatically been denied.

Results Of Operations

Current Year Quarter Versus Prior Year Quarter

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased by $9.7 million, or 16.9%, for the quarter ended March 31, 2006, over the same quarter in 2005. The increase in revenues was due to an increase in revenue recovered through the fuel surcharge mechanism due to higher fuel prices, as well as increased retail and wholesale kWh sales. With regard to retail sales, the Municipality of Anchorage, our primary service area, experienced average economic growth in the first quarter of 2006, compared to the same period in 2005. With regard to wholesale revenue, actual sales increased due to increased job growth and continued state and federal spending, which generated additional economic activity. Based on the results of fixed and variable cost recovery established in Chugach's last rate case, wholesale sales to MEA, HEA and Seward contributed approximately $7.0 million and $6.7 million to Chugach's fixed costs for the quarter ended March 31, 2006 and 2005, respectively. The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended March 31, 2006, and 2005.

-----------------------------------------------------------------------------------------------------------------------

                       Base Rate Sales Revenue       Fuel and Purchased Power Revenue            Total Revenue
-----------------------------------------------------------------------------------------------------------------------
                      2006      2005   % Variance     2006       2005      % Variance      2006      2005    % Variance
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Retail
Residential          $13.3     $13.3       0.0%      $ 7.6       $ 5.4         40.7%      $20.9     $18.7       11.8%
Small Commercial     $ 2.3     $ 2.3       0.0%      $ 1.5       $ 1.1         36.4%      $ 3.8     $ 3.4       11.8%
Large Commercial     $ 7.2     $ 7.2       0.0%      $ 6.3       $ 4.4         43.2%      $13.5     $11.6       16.4%
Lighting             $ 0.3     $ 0.4     (25.0%)     $ 0.0       $ 0.0          n/a       $ 0.3     $ 0.4      (25.0%)
Total Retail         $23.1     $23.2      (0.4%)     $15.4       $10.9         41.3%      $38.5     $34.1       12.9%

Wholesale
HEA                  $ 2.6     $ 2.6       0.0%      $ 5.2       $ 4.0         30.0%      $ 7.8     $ 6.6       18.2%
MEA                  $ 5.5     $ 5.1       7.8%      $ 8.8       $ 5.8         51.7%      $14.3     $10.9       31.2%
SES                  $ 0.2     $ 0.3     (33.3%)     $ 0.5       $ 0.5          0.0%      $ 0.7     $ 0.8      (12.5%)
Total Wholesale      $ 8.3     $ 8.0       3.8%      $14.5       $10.3         40.8%      $22.8     $18.3       24.6%

Economy Sales        $ 1.4     $ 1.4       0.0%      $ 3.6       $ 2.8         28.6%      $ 5.0     $ 4.2       19.0%
Miscellaneous        $ 0.6     $ 0.6       0.0%      $ 0.0       $ 0.0          n/a       $ 0.6     $ 0.6        0.0%

Total Revenue        $33.4     $33.2       0.6%      $33.5       $24.0         39.6%      $66.9     $57.2       17.0%
-----------------------------------------------------------------------------------------------------------------------

The following table represents kWh sales for the quarter ended March 31:

                                                    2006             2005
                                                    ----             ----
                   Customer                          kWh              kWh
              Retail                            331,871,496      329,374,667
              Wholesale                         330,602,415      327,634,824
              Economy Energy                     88,938,040       95,825,850
                                                -----------      -----------
              Total                             751,411,951      752,835,341
                                                ===========      ===========

Retail demand and energy rates and wholesale demand and energy rates charged to HEA, MEA and Seward Electric System (SES) did not change in the first quarter of 2006 compared to the first quarter of 2005.

Fuel expense increased by $7.5 million, or 36.6%, for the quarter ended March 31, 2006, compared to the same period in 2005 primarily due to higher fuel prices. For the quarter ended March 31, 2006, Chugach used 7,108,027 MCF of fuel at an average effective price of $4.20 per MCF, which does not include 446,856 MCF of fuel that is recorded in purchased power. For the same period in 2005, Chugach used 7,213,745 MCF of fuel at an average effective price of $3.10 per MCF, which does not include 610,835 MCF of fuel recorded in purchased power. Purchased power also increased $1.9 million, or 36.7%, due in part to higher fuel prices, as well as the unavailability of a unit Chugach is contractually obligated to purchase power from due to maintenance in the first quarter of 2005. In the first quarter of 2006, Chugach purchased 128,040 MWH of energy at an average effective price of 5.37 cents per kWh. For the same period in 2005, Chugach purchased 140,096 of energy at an average effective price of 3.55 cents per kWh. Chugach purchased more from Bradley Lake in the first quarter of 2005 compared to 2006, which resulted in lower MWH purchased in 2006. Fuel and purchased power is collected through the fuel surcharge mechanism. Production expense decreased $249.9 thousand, or 7.3%, for the three-month period ended March 31, 2006, compared to the same period in 2005, primarily due to labor associated with retirements. Transmission expense decreased by $210.2 thousand, or 13.1%, and distribution expense increased by $217.5 thousand, or 7.7%, due primarily to the timing of maintenance, as well as additional distribution maintenance caused by outages due to weather conditions in the first quarter of 2006. Distribution expense also increased due to higher installation costs for meters and transformers. Consumer Accounts/Information, administrative, general and other and depreciation and amortization expense did not materially change for the three-month period ended March 31, 2006.

Interest on long-term debt increased by $360.0 thousand, or 6.3%, due to higher interest rates on the variable CoBank and 2002 Series B bonds. Interest charged to construction decreased by $76.3 thousand, or 39.8%, due primarily to lower debt balances in the first quarter of 2006 compared to 2005.

Other nonoperating margins increased $37.1 thousand, or 23.6%, for the three-month period ended March 31, 2006, compared to the same period in 2005 due to an increase in interest income associated with higher interest rates on our investment account. Allowance for funds used during construction (AFUDC), increased, primarily due to a higher equity balance used in the calculation of AFUDC, which is calculated based on a three-year average. In 2005, AFUDC was calculated using Chugach's 2002 loss as a component of the three-year calculation.

Financial Condition

Total assets decreased $9.8 million, or 1.7%, from December 31, 2005, to March 31, 2006. The decrease was due in part to a $4.8 million, or 1.0%, decrease in net plant, primarily due to depreciation expense in excess of extension and replacement of plant. The decrease in total assets was also due to a $828.0 thousand, or 7.8%, decrease in cash and cash equivalents caused, in part, by the semi-annual interest payment on the 2001 and 2002 Series A Bonds and the principal payment on the 2002 Series B Bonds in the first quarter, as well as a $1.8 million, or 100%, decrease in fuel cost under-recovery, caused by the collection of the previous quarter's fuel and purchased power costs through the fuel surcharge mechanism. The decrease was also due to a $1.8 million, or 6.6%, decrease in accounts receivable caused by the collection on receivables that were accrued but not paid at December 31, 2005. Deferred charges also decreased $841.1 thousand, or 4.4%, due primarily to three months of amortization of deferred charges.

Notable changes to total liabilities and equities include a decrease of $6.2 million caused by the reclassification of and installment payments on the 2002 Series B bond and the CoBank 3 bonds. Accounts payable also decreased $3.7 million, or 38.3%, as a result of the payment of invoices that were accrued but not paid at December 31, 2005. Fuel payable also decreased $1.1 million, or 6.1%, caused by a decrease in fuel consumption from December 31, 2005. Accrued interest also decreased $4.3 million, or 67.2%, as a result of the semi-annual interest payment on the 2001 and 2002 Series A Bonds in the first quarter. Deferred credits also decreased $344.5 thousand, or 12.5%, due to reduced refundable deposits.

These decreases were offset by a $4.9 million, or 3.4%, increase in patronage capital due to the margins generated in the first quarter of 2006, as well as a $763.6 thousand, or 100%, increase in fuel cost over-recovery caused by the over collection of the previous quarter's fuel and purchased power costs through the fuel surcharge mechanism.

Liquidity and Capital Resources

Chugach has satisfied its operational and capital cash requirements primarily through internally-generated funds, an annual $7.5 million line of credit with CoBank and a $50 million line of credit from NRUCFC. At March 31, 2006, there was no outstanding balance with NRUCFC or CoBank.

Chugach also has a term loan facility with CoBank. Loans made under this facility are evidenced by promissory notes governed by the Master Loan Agreement, which became effective on January 22, 2003. At March 31, 2006, Chugach had the following promissory notes outstanding under this facility:

Promissory        Principal   Interest rate at     Maturity      Principal
   Note            balance     March 31, 2006        Date      Payment Dates
   ----            -------     --------------        ----      -------------

CoBank 2         $ 9,000,000        5.50%            2010       2005 - 2010
CoBank 3         $19,604,225        6.40%            2022       2003 - 2022
CoBank 4         $22,015,733        6.40%            2022       2003 - 2022
CoBank 5         $ 5,000,000        6.40%            2007          2007

 Total           $55,619,958

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

Capital construction in 2006 is estimated at $30.8 million. At March 31, 2006, approximately $1.9 million had been expended. Capital improvement expenditures are expected to increase in the upcoming second quarter as the construction season begins.

Chugach management continues to expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 2005 and thereafter.

Outlook

None

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

Interest Rate Risk

The following table provides information regarding auction dates and rates in 2006 on the 2002 Series B bonds. The maximum rate on the 2002 Series B bonds is 15%.

                   Auction Date                   Interest Rate
                   ------------                   -------------

                 January 25, 2006                     4.49%
                February 22, 2006                     4.55%
                  March 22, 2006                      4.69%
                  April 19, 2006                      4.80%

Chugach is exposed to market risk from changes in interest rates. A 100 basis-point change (up or down) would increase or decrease our interest expense by approximately $876,200 based on $87,619,958 of variable rate debt outstanding at March 31, 2006.

The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of March 31, 2006.

                                                                                                                  Fair
Total Debt*             2006         2007        2008        2009        2010      Thereafter       Total         Value
-----------             ----         ----        ----        ----        ----      ----------       -----         -----
Fixed rate debt        $1,500      $ 2,000      $2,000      $2,000      $1,500      $270,000      $279,000      $289,884

Average
interest rate            5.50%        5.50%       5.50%       5.50%       5.50%         6.39%         6.37%

Variable rate debt     $  588      $11,729      $7,241      $7,763      $8,297      $ 52,002      $ 87,620      $ 87,620

Average
interest rate            6.46%        5.68%       5.11%       5.11%       5.11%         5.93%         5.68%

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

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

Matanuska Electric Association, Inc., v. Chugach Electric Association, Inc., Superior Court Case No. 3AN-99-8152 Civil

In this action filed in 1999, MEA alleged that Chugach breached the Power Sales Agreement under which Chugach is obligated to sell MEA power for 25 years, from 1989 through 2014. MEA asserted that Chugach failed to provide it certain information, failed to properly manage Chugach's long-term debt, and failed to bring Chugach's base rate action to a Joint Committee before presenting it to the Regulatory Commission of Alaska (RCA). All of MEA's claims were dismissed by the Superior Court.

On April 29, 2002, MEA appealed to the Alaska Supreme Court the Superior Court's dismissal of its claims related to Chugach's financial management and Chugach's decision not to bring its base rate action to the Joint Committee before filing with the RCA. Chugach cross-appealed the Superior Court's decision not to also dismiss the financial management claim on jurisprudential and res judicata grounds. The Alaska Supreme Court, on October 8, 2004, issued an order upholding Chugach's right to not bring its base rate action to the Joint Committee before filing with the RCA. But the Court rejected Chugach's cross-appeal and reversed the Superior Court's decision dismissing MEA's financial management claim. The Supreme Court remanded that claim to the Superior Court for further proceedings.

On January 24, 2005, Chugach filed for summary judgment on that claim asserting that in the 2000 Test Year rate case the RCA had fully reviewed and decided the prudency of Chugach's financial management. In a decision dated August 22, 2005, the Superior Court granted Chugach's summary judgment motion, finding that the RCA had adjudicated the question of Chugach's financial management and that its decision should be given res judicata effect. The Superior Court also found that the RCA had exercised its primary jurisdiction in reviewing Chugach's financial management, and that its decision should be given deference.

The Superior Court entered final judgment on November 10, 2005, after which Chugach sought its costs and fees. On December 14, 2005, the Superior Court entered judgment awarding Chugach fees and costs from MEA in the amount of $104,732, which has not, as yet, been recorded in the financial statements.

On December 9, 2005, MEA appealed to the Alaska Supreme Court the Superior Court's grant of summary judgment. On December 23, 2005, Chugach cross-appealed the Superior Court's failure to also grant summary judgment based on the doctrine of collateral estoppel. This appeal is pending. Management is uncertain of the outcome of the proceeding before the Supreme Court. No reserves have been established for this matter.

Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc., Superior Court Case No. 3AN-04-11776 Civil

On October 12, 2004, MEA filed suit in Superior Court alleging that Chugach had violated its bylaws in allocating margins (capital credits) during the years 1998 through 2003. The margins Chugach earns each year are allocated to the customers who contributed them and are booked as capital credits to those customers' accounts. Capital credits are eventually repatriated to customers at the discretion of the board of directors, typically many years after the margins are earned.

On February 17, 2006, MEA filed a Motion to File an Amended Complaint and an Amended Complaint in this case. The Amended Complaint is identical to MEA's initial Complaint except for changes made to accommodate one new claim. The new claim challenges Chugach's failure to provide MEA with a capital credit allocation for 2004. We expect the Court will allow MEA's proposed amendment.

In this suit, MEA asks the Court to hold that Chugach breached its bylaws in the manner in which it allocated capital credits in 1998 through 2003 and if the Amended Complaint is allowed by the Court, through 2004. MEA also asks the court to enjoin Chugach to re-calculate MEA's capital credits applying MEA's interpretation of Chugach's bylaws and in accordance with what MEA refers to as "generally accepted accounting practices for nonprofit cooperatives and cooperative principles". The suit also seeks damages in an unspecified amount to compensate MEA for the alleged breach of contract. This matter currently is scheduled for a five-day trial beginning October 9, 2006. Management is vigorously defending against the claim. The ultimate resolution of this matter is not currently determinable.

Chugach has certain additional litigation matters and pending claims that arise in the ordinary course of Chugach's business. In the opinion of management, no individual matter or the matters in the aggregate is likely to have a material adverse effect on Chugach's results of operations, financial condition or liquidity.

Item 1A. Risk Factors

Chugach's consolidated financial results will be impacted by weather, the economy of our service territory, fuel availability and prices, the future direction customers may take and the decisions of regulatory agencies. Our creditworthiness will be affected by national and international monetary trends, general market conditions and the expectations of the investment community, all of which are largely beyond our control. In addition, the following statements highlight risk factors that may affect our consolidated financial condition and results of operations. The statements below must be read together with factors discussed elsewhere in this document and in our other filings with the SEC.

Fuel and Purchased Power Surcharge Mechanism

The fuel and purchased power surcharge mechanism allows Chugach to reflect current fuel cost and to recover under-recoveries and refund over-recoveries with a three-month lag. If Chugach were to materially under-recover fuel costs, we may seek an increase in the surcharge to recover those costs at the time of the next fuel surcharge filing. During periods of significant increases in natural gas prices such as occurred in 2004 and 2005, Chugach realizes a lag in the ability to reflect increases in fuel costs in its fuel and purchased power surcharge mechanism. As a result, cash flow may be impacted due to the lag in collection of fuel costs from customers. At March 31, 2006, Chugach had over-recovered $763.6 thousand and at December 31, 2005, Chugach had under-recovered $1.8 million. To the extent the regulated fuel recovery process does not provide for the timely recovery of fuel costs, Chugach could experience a material negative impact on its cash flows.

Equipment Failures and Other External Factors

The generation and transmission of electricity requires the use of expensive and complex equipment. While we have a maintenance program in place, generating plants are subject to unplanned outages because of equipment failure. We are particularly vulnerable to this due to the advanced age of several of our gas-fired generating units. In the event of unplanned outages, we must acquire power from others at unpredictable costs in order to supply our customers and comply with our contractual agreements. The fuel and purchased power surcharge mechanism allows Chugach to reflect current purchased power cost and to recover under-recoveries and refund over-recoveries with a three-month lag. If Chugach were to materially under-recover purchased power costs due to an unplanned outage, we may seek an increase in the surcharge to recover those costs at the time of the next fuel surcharge filing. As a result, cash flow may be impacted due to the lag in payments of purchased power costs and collection of purchased power costs from customers. To the extent the regulated purchased power recovery process does not provide for the timely recovery of purchased power costs, Chugach could experience a material negative impact on its cash flows. This factor, as well as weather, interest rates, economic conditions, fuel supply and prices, are largely beyond our control, but may have a material adverse effect on our consolidated earnings, cash flows and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Chugach's annual membership meeting was held on April 27, 2006. Out of 14,201 ballots, Jim Nordlund received 7,797 votes and was elected as a new Board of Director. Jeff Lipscomb received 7,842 votes and was re-elected to the Board of Directors. The following proposed amendment to the Bylaws passed:

Term limits: The term limit that restricted a director to serving three consecutive three-year terms was reinstated.

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

                                           CHUGACH ELECTRIC ASSOCIATION, INC.


                                           By:   /s/ William R. Stewart
                                                 ----------------------

                                                 William R. Stewart
                                                 Interim-Chief Executive Officer

                                           Date: May 10, 2006


                                           By:   /s/ Michael R. Cunningham
                                                 -------------------------

                                                 Michael R. Cunningham
                                                 Chief Financial Officer

                                           Date: May 10, 2005

                                    EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

    Exhibit Number                            Description
    --------------                            -----------

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