Form 10-Q
period 2006-06-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2006-08-08
CIK 878004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

--------------------------------------------------------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]                No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, (as defined in Rule 12b-2 of the
Act).
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Act.
                                                                  [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

             CLASS                     OUTSTANDING AT AUGUST 1, 2006

             NONE                                  NONE

                                                                                    Page Number
                                                                                    -----------
CAUTION REGARDING FORWARD-LOOKING STATEMENTS

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)                                                   2

           Balance Sheets, June 30, 2006 and December 31, 2005                                3

           Statements of Revenues, Expenses and Patronage Capital, Three and Six
           Months Ended June 30, 2006 and 2005                                                5

           Statements of Cash Flows, Six Months Ended June 30, 2006 and 2005                  6

           Notes to Financial Statements                                                      7

Item 2.    Management's Discussion and Analysis of Results of Operations and
           Financial Condition                                                               13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                        21

Item 4.    Controls and Procedures                                                           22

PART II OTHER INFORMATION

Item 1.    Legal Proceedings                                                                 23

Item 1A.   Risk Factors                                                                      26

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                       27

Item 3.    Defaults Upon Senior Securities                                                   27

Item 4.    Submission of Matters to a Vote of Security Holders                               27

Item 5.    Other Information                                                                 27

Item 6.    Exhibits                                                                          27

           Signatures                                                                        28

           Exhibits                                                                          29

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

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements and notes to financial statements of Chugach as of and for the quarter ended June 30, 2006, follow:

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets
                                   (Unaudited)

                         Assets                             June 30, 2006   December 31, 2005
                         ------                             -------------   -----------------
Utility plant:

   Electric plant in service                                $ 783,417,179   $     762,859,198

   Construction work in progress                               16,685,363          32,505,401
                                                            -------------   -----------------
      Total utility plant                                     800,102,542         795,364,599

Less accumulated depreciation                                (339,803,608)       (327,384,961)
                                                            -------------   -----------------
      Net utility plant                                       460,298,934         467,979,638

Other property and investments, at cost:

Nonutility property                                                24,461              24,461

Investments in associated organizations                        11,881,980          11,883,053
                                                            -------------   -----------------
      Total other property and investments                     11,906,441          11,907,514

Current assets:

   Cash and cash equivalents                                   19,202,023          10,650,594

   Special deposits                                               216,190             216,191

   Fuel cost under-recovery                                       657,846           1,781,833

   Accounts receivable, net                                    22,052,854          27,436,278

   Materials and supplies, at average cost                     27,851,543          23,809,691

   Prepayments                                                  1,047,039           1,801,104

   Other current assets                                           195,296             282,939
                                                            -------------   -----------------
      Total current assets                                     71,222,791          65,978,630

Deferred charges, net                                          18,010,327          19,269,718
                                                            -------------   -----------------

Total assets                                                $ 561,438,493   $     565,135,500
                                                            =============   =================

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets
                                   (Continued)
                                   (Unaudited)

                Liabilities and Equities                    June 30, 2006   December 31, 2005
                ------------------------                    -------------   -----------------
Equities and margins:

   Memberships                                              $   1,272,878   $       1,250,398

   Patronage capital                                          141,584,126         136,185,378

   Other                                                        7,477,431           7,603,376
                                                            -------------   -----------------
      Total equities and margins                              150,334,435         145,039,152

Long-term obligations, excluding current installments:

   2001 Series A Bond payable                                 150,000,000         150,000,000

   2002 Series A Bond payable                                 120,000,000         120,000,000

   2002 Series B Bond payable                                  35,500,000          41,000,000

   National Bank for Cooperative promissory notes payable      46,303,530          53,532,099
                                                            -------------   -----------------
      Total long-term obligations                             351,803,530         364,532,099

Current liabilities:

   Current installments of long-term obligations               13,728,569           8,325,687

   Accounts payable                                             5,958,968           9,598,958

   Consumer deposits                                            2,058,746           1,980,285

   Accrued interest                                             6,434,052           6,360,652

   Salaries, wages and benefits                                 5,210,185           5,373,496

   Fuel                                                        19,395,782          18,123,139

   Other current liabilities                                    3,915,707           3,035,915
                                                            -------------   -----------------
      Total current liabilities                                56,702,009          52,798,132

   Deferred credits                                             2,598,519           2,766,117
                                                            -------------   -----------------

   Total Liabilities and equities                           $ 561,438,493   $     565,135,500
                                                            =============   =================

See accompanying notes to financial statements

                       CHUGACH ELECTRIC ASSOCIATION, INC.
             Statements of Revenues, Expenses and Patronage Capital
                                   (Unaudited)

                                                     Three months ended June 30       Six months ended June 30
                                                         2006           2005            2006            2005
                                                    -------------   -------------   -------------   -------------
Operating revenues                                  $  60,248,547   $  50,314,401   $ 127,134,140   $ 107,526,435

Operating expenses:
   Fuel                                                27,162,313      17,673,953      55,148,493      38,165,976

   Power production                                     3,478,172       2,971,044       6,671,084       6,413,824

   Purchased power                                      6,245,351       6,222,465      13,456,084      11,498,387

   Transmission                                         1,141,723       1,326,796       2,533,682       2,928,936

   Distribution                                         2,687,572       2,996,705       5,724,665       5,816,310

   Consumer accounts                                    1,232,997       1,192,447       2,535,000       2,547,838

   Administrative, general and other                    4,694,058       4,764,653       9,494,686       9,630,214

   Depreciation                                         7,160,384       7,160,655      14,209,768      14,282,515
                                                    -------------   -------------   -------------   -------------

      Total operating expenses                         53,802,570      44,308,718     109,773,462      91,284,000

Interest expense:
   On long-term obligations                             6,094,713       5,811,992      12,130,422      11,487,678

   On short-term obligations                                    0               0               0           2,237

   Charged to construction-credit                         (83,566)       (214,456)       (198,983)       (406,174)
                                                    -------------   -------------   -------------   -------------

      Net interest expense                              6,011,147       5,597,536      11,931,439      11,083,741
                                                    -------------   -------------   -------------   -------------

      Net operating margins                               434,830         408,147       5,429,239       5,158,694

Nonoperating margins:
   Interest income                                        248,796         134,284         412,234         255,978

   Capital credits, patronage dividends and other          30,801          32,658          61,627          68,099
                                                    -------------   -------------   -------------   -------------

   Total nonoperating margins                             279,597         166,942         473,861         324,077
                                                    -------------   -------------   -------------   -------------

   Assignable margins                                     714,427         575,089       5,903,100       5,482,771
                                                    =============   =============   =============   =============

Patronage capital at beginning of period              141,240,221     135,553,458     136,185,378     130,750,269

Retirement of capital credits and estate payments        (370,522)        (37,474)       (504,352)       (141,967)

Patronage capital at end of period                  $ 141,584,126   $ 136,091,073   $ 141,584,126   $ 136,091,073
                                                    =============   =============   =============   =============

See accompanying notes to financial statements

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                        Six months ended June 30
                                                                                          2006            2005
                                                                                      -------------   -------------
Cash flows from operating activities:
      Assignable margins                                                              $   5,903,100   $   5,482,771
                                                                                      -------------   -------------
Adjustments to reconcile assignable margins to net cash provided by operating activities:

      Depreciation and amortization                                                      15,686,468      15,328,628
      Capitalized interest                                                                 (273,422)       (479,000)
      Write off of deferred charges                                                         345,899               0
      Other                                                                                 (11,745)           (597)

Changes in assets and liabilities:
   (Increase) decrease in assets:
      Accounts receivable                                                                 5,383,424       4,005,241
      Fuel cost under-recovery                                                            1,123,987               0
      Materials and supplies                                                             (4,041,852)       (109,327)
      Prepayments                                                                           754,065        (236,230)
      Other assets                                                                           87,705          75,703
      Deferred charges                                                                     (669,281)       (764,634)

Increase (decrease) in liabilities:
      Accounts payable                                                                   (3,639,990)     (1,441,442)
      Consumer deposits                                                                      78,461           2,927
      Fuel cost over-recovery                                                                     0      (1,134,185)
      Accrued interest                                                                       73,400          86,731
      Salaries, wages and benefits                                                         (163,311)        436,492
      Fuel                                                                                1,272,643         462,886
      Other liabilities                                                                     879,792         187,664
      Deferred credits                                                                      100,575         (25,763)
                                                                                      -------------   -------------
         Net cash provided by operating activities                                       22,889,918      21,877,865
                                                                                      -------------   -------------

Investing activities:
      Extension and replacement of plant                                                 (6,136,812)    (11,623,350)
                                                                                      -------------   -------------
         Net cash used for investing activities                                          (6,136,812)    (11,623,350)
                                                                                      -------------   -------------

Cash flows from financing activities:
      Repayments of long-term obiligations                                               (7,325,687)     (5,931,393)
      Memberships and donations received/Other equities and margins                        (103,465)         (2,121)
      Retirement of patronage capital and estate payments, including discounted
         capital credits transferred to other equities and margins                         (504,352)       (141,967)
      Net refunds of consumer advances for constructions                                   (268,173)        (60,136)
                                                                                      -------------   -------------
         Net cash used for financing activities                                          (8,201,677)     (6,135,617)
                                                                                      -------------   -------------

Net increase (decrease) in cash and cash equivalents                                      8,551,429       4,118,898

Cash and cash equivalents at beginning of period                                      $  10,650,594   $  10,465,004
                                                                                      -------------   -------------

Cash and cash equivalents at end of period                                            $  19,202,023   $  14,583,902
                                                                                      =============   =============
Supplemental disclosure of cash flow information - interest expense paid, excluding
   amounts capitalized                                                                $  11,785,886   $  10,518,010
                                                                                      =============   =============

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

2. Lines of credit

Chugach maintains a line of credit of $7.5 million with CoBank, ACB (CoBank). The CoBank line of credit expires October 31, 2006, subject to annual renewal at the discretion of the parties. At June 30, 2006, there was no outstanding balance on this line of credit and it was not utilized during the second quarter of 2006. At June 30, 2006, the borrowing rate would have been 6.65% and at December 31, 2005, the borrowing rate would have been 5.95%. In addition, Chugach has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At June 30, 2006, there was no outstanding balance on this line of credit and it was not utilized during the second quarter of 2006. At June 30, 2006, the borrowing rate would have been 6.75% and at December 31, 2005, the borrowing rate would have been 6.10%. The NRUCFC line of credit expires October 15, 2007.

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

On December 9, 2005, MEA appealed to the Alaska Supreme Court the Superior Court's grant of summary judgment. On December 23, 2005, Chugach cross-appealed the Superior Court's failure to also grant summary judgment based on the doctrine of collateral estoppel. This appeal is pending. The ultimate resolution of this matter is not currently determinable. In the opinion of management, an adverse outcome is not likely to have a material adverse effect on Chugach's results of operations, financial condition or liquidity. No reserves have been established for this matter.

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

In this suit, MEA asks the Court to hold that Chugach breached its bylaws in the manner in which it allocated capital credits in 1998 through 2003 and if the Amended Complaint is allowed by the Court, through 2004. MEA also asks the court to enjoin Chugach to re-calculate MEA's capital credits applying MEA's interpretation of Chugach's bylaws and in accordance with what MEA refers to as "generally accepted accounting practices for

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                          Notes to Financial Statements
                                   (Unaudited)

nonprofit cooperatives and cooperative principles". The suit also seeks damages in an unspecified amount to compensate MEA for the alleged breach of contract. The trial date has been rescheduled for January 16, 2007. Management is vigorously defending against the claim. The ultimate resolution of this matter is not currently determinable. In the opinion of management, an adverse outcome is not likely to have a material adverse effect on Chugach's results of operations, financial condition or liquidity. No reserves have been established for this matter.

Matanuska Electric Association, Inc. v. State of Alaska, Regulatory Commission of Alaska, Superior Court Case No. 3AN-06-8243 Civil

On May 17, 2006, MEA appealed and on May 30, 2006, Homer Electric Association, Inc., (HEA) cross appealed the RCA's decision in Commission Docket No. U-04-102, see "Item 4 - Regulatory Matters - Docket No. U-04-102 (Revision to Current Depreciation Rates)." On appeal, MEA claims the Commission's decision dated January 10, 2006, to authorize Chugach to implement new depreciation rates as of January 1, 2005 constituted illegal retroactive ratemaking. MEA also contends that the Commission's reliance on avoidance of regulatory lag as a basis for its decision was improper. HEA's points on appeal challenge several decisions by the Commission on estimated lives of General Plant on the ground that there is not substantial evidence in the record to support such a decision. HEA and MEA both challenge the discovery rulings of the Commission. Chugach will join the State of Alaska in defending the Commission's rulings.

The ultimate resolution of this matter is not currently determinable. In the opinion of management, an adverse outcome is not likely to have a material adverse effect on Chugach's results of operations, financial condition or liquidity. No reserves have been established for this matter.

Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc., Superior Court Case No. 3PA-06-1295 Civil

On May 17, 2006, MEA filed suit against Chugach in Superior Court asserting three claims. In this action, MEA contends that by publishing unbundled financial statements Chugach has in effect stated that MEA owes Chugach a debt. Chugach denies having made statements to this effect.

Unbundled financial statements are an analytic tool developed by Chugach that separate the financial statements into two business units consisting of the Generating and Transmission (G&T) and the Distribution functions of the company. The unbundled financial statements reflect the operating results of each separate entity. Statements of Revenues, Expenses and Patronage Capital, Balance Sheets and Statements of Cash Flows are prepared monthly for each business unit. MEA's action is based on the result of Chugach's financial analysis showing intercompany receivable/payable entries on the unbundled balance sheets.

The first of MEA's claims is that it is entitled to declaratory judgment to the effect that MEA does not owe a debt to Chugach or to Chugach's Distribution function. Second, MEA claims

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                          Notes to Financial Statements
                                   (Unaudited)

that Chugach has breached its Bylaws and the Power Sales Agreement under which Chugach is obligated to sell MEA power and by publishing its unbundled financial analysis and seeks a declaration that Chugach's actions violate the Bylaws and the Power Sales Agreement. MEA also asks for an injunction against further assertions, which Chugach denies having made, that MEA owes Chugach or Chugach's Distribution function a debt. Finally, MEA seeks damages, including punitive damages, to punish Chugach and deter it from continuing to publish the analysis.

Chugach believes the claims are without merit and will vigorously defend against them. Management is uncertain of the outcome of the proceeding before the Superior Court. The ultimate resolution of this matter is not currently determinable. In the opinion of management, an adverse outcome is not likely to have a material adverse effect on Chugach's results of operations, financial condition or liquidity.

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

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                          Notes to Financial Statements
                                   (Unaudited)

of plant using the 1999 Depreciation Study rates as approved by the RCA in Docket U-01-108. The adjustment was not material to Chugach's financial statements.

Order No. 9

In Order No. 9 dated January 10, 2006, the RCA ruled substantially in Chugach's favor approving the 2002 Depreciation Study with certain changes to the proposed depreciation rates. The main effect of this decision is to allow Chugach to revise its depreciation rates effective as of January 1, 2005. The overall impact to Chugach is an estimated decrease in annual depreciation expense of $1.0 million. Because Chugach did not request changes to the electric rates charged to our customers based on the proposed new depreciation rates, there was no immediate electric rate impact. Wholesale customers MEA and HEA were active in the proceeding. MEA filed a motion for reconsideration of the effective date of January 1, 2005, for the changes to depreciation rates based on the RCA's ruling. The Commission did not rule on MEA's motion for reconsideration resulting in its automatic denial. Subsequently, MEA filed an appeal of the RCA's decision in Superior Court, see "Part II Other Information - Item 1 - Legal Proceedings - Mantanuska Electric Association, Inc. v. State of Alaska, Regulatory Commission of Alaska, Superior Court Case No. 3AN-06-8243 Civil."

Seward Contract request for review and approval

We currently provide nearly all the power needs of the City of Seward. Sales to Seward represent approximately 2.5% of Chugach's total sales of energy (including both retail and wholesale). In February 1998, we entered into a power sales agreement (Old Contract) with Seward that allowed us to interrupt service to Seward up to 12 times per year, not to exceed seventy-two cumulative hours annually and also reduce the demand charge by 1/3 (approximately $350,000 annually). This agreement was scheduled to expire January 31, 2006, however, Seward and Chugach jointly requested, and the RCA granted a four-month extension to May 31, 2006, of the old contract to allow the parties to complete negotiations on a new contract.

Negotiations with Seward were successful and on April 14, 2006 Chugach filed a request for approval by the RCA of a proposed new power sales agreement with the City of Seward (2006 Agreement) with a nominal effective date of June 1, 2006. The contract is for five years with two automatic five-year extensions unless notice of termination is given by either party. If approved, the 2006 Agreement results in a 5 percent increase in revenues in relation to the Old Contract.

The 2006 Agreement is an interruptible, all-requirements/no reserves contract. It has many of the attributes of firm service, especially in the requirement that so long as Chugach has sufficient power available, it must meet Seward's needs for power. However, service is interruptible because Chugach is under no obligation to supply or plan for generation capacity reserves to supply Seward and there is no limit on the number of times or hours per year that the supply can be interrupted. Counterbalancing this is the requirement that Chugach must provide power to Seward if Chugach has the power available after first

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                          Notes to Financial Statements
                                   (Unaudited)

meeting its obligations to its other customers for whom Chugach has an obligation to provide reserves (MEA, HEA and Chugach retail customers).

The price under the 2006 Agreement reflects the reduced level of service because no costs of generation in excess of that needed to meet the system peak will be assigned to Seward.

In Order No. 1 the RCA opened the docket and suspended the filing. However, the RCA has allowed the parties to operate under the Old Contract pending review. Chugach expects approval to be contested by its wholesale customer, MEA, but that a contract in some form allowing continued service to Seward be approved.

5. New Accounting Standards

SFAS 155 "Accounting for Certain Hybrid Instruments"

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standard "(SFAS") No. 155, "Accounting for Certain Hybrid Instruments", which is an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125." SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. We are currently evaluating the impact this Statement may have on our results of operations or financial condition.

SFAS 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140"

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets -- an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability is initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS No. 156 is effective on January 1, 2007. Adoption of this statement is not expected to have a material effect on our results of operations or financial condition.

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

Order No. 9

In Order No. 9 dated January 10, 2006, the RCA ruled substantially in Chugach's favor approving the 2002 Depreciation Study with certain changes to the proposed depreciation rates. The main effect of this decision is to allow Chugach to revise its depreciation rates effective as of January 1, 2005. The overall impact to Chugach is an estimated decrease in annual depreciation expense of $1.0 million. Because Chugach did not request changes to the electric rates charged to our customers based on the proposed new depreciation rates, there was no immediate electric rate impact. Wholesale customers MEA and HEA were active in the proceeding. MEA filed a motion for reconsideration of the effective date of January 1, 2005, for the changes to depreciation rates based on the RCA's ruling. The Commission did not rule on MEA's motion for reconsideration resulting in its automatic denial. Subsequently, MEA filed an appeal of the RCA's decision in Superior Court, see "Part II Other Information -
Item 1 - Legal Proceedings - Mantanuska Electric Association, Inc. v. State of Alaska, Regulatory Commission of Alaska, Superior Court Case No. 3AN-06-8243 Civil."

Seward Contract request for review and approval

We currently provide nearly all the power needs of the City of Seward. Sales to Seward represent approximately 2.5% of Chugach's total sales of energy (including both retail and wholesale). In February 1998, we entered into a power sales agreement (Old Contract) with Seward that allowed us to interrupt service to Seward up to 12 times per year, not to exceed seventy-two cumulative hours annually and also reduce the demand charge by 1/3 (approximately $350,000 annually). This agreement was scheduled to expire January 31, 2006, however, Seward and Chugach jointly requested, and the RCA granted a four-month extension to May 31, 2006, of the old contract to allow the parties to complete negotiations on a new contract.

Negotiations with Seward were successful and on April 14, 2006 Chugach filed a request for approval by the RCA of a proposed new power sales agreement with the City of Seward (2006 Agreement) with a nominal effective date of June 1, 2006. The contract is for five years with two automatic five-year extensions unless notice of termination is given by either party. If approved, the 2006 Agreement results in a 5 percent increase in revenues in relation to the Old Contract.

The 2006 Agreement is an interruptible, all-requirements/no reserves contract. It has many of the attributes of firm service, especially in the requirement that so long as Chugach has sufficient power available, it must meet Seward's needs for power. However, service is interruptible because Chugach is under no obligation to supply or plan for generation capacity reserves to supply Seward and there is no limit on the number of times or hours per year that the supply can be interrupted. Counterbalancing this is the requirement that Chugach must provide power to Seward if Chugach has the power available after first meeting its obligations to its other customers for whom Chugach has an obligation to provide reserves (MEA, HEA and Chugach retail customers).

The price under the 2006 Agreement reflects the reduced level of service because no costs of generation in excess of that needed to meet the system peak will be assigned to Seward.

In Order No. 1, the RCA opened the docket and suspended the filing. However, the RCA has allowed the parties to operate under the Old Contract pending review. Chugach expects approval to be contested by its wholesale customer, MEA, but that a contract in some form allowing continued service to Seward will be approved.

Results Of Operations

Current Year Quarter Versus Prior Year Quarter

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased by $9.9 million, or 19.7%, for the quarter ended June 30, 2006, over the same quarter in 2005. The increase in revenues was due to an increase in revenue recovered through the fuel surcharge mechanism due to higher fuel prices, as well as increased retail and wholesale kWh sales, which was offset by a decrease in economy energy sales. With regard to retail sales, the Municipality of Anchorage, our primary service area, experienced continued economic growth in the second quarter of 2006, compared to the same period in 2005. With regard to wholesale revenue, actual sales increased due to increased job growth and continued state and federal spending, which generated additional economic activity. Based on the results of fixed and variable cost recovery established in Chugach's last rate case, wholesale sales to MEA, HEA and Seward contributed approximately $5.7 million and $5.5 million to Chugach's fixed costs for the quarter ended June 30, 2006 and 2005, respectively.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended June 30, 2006, and 2005.

                      Base Rate Sales Revenue     Fuel and Purchased Power Revenue           Total Revenue
-----------------------------------------------------------------------------------------------------------------
                    2006     2005    % Variance    2006       2005      % Variance    2006     2005    % Variance
-----------------------------------------------------------------------------------------------------------------
  Retail
Residential        $ 10.5   $ 10.4       1.0%     $  6.6     $  4.6        43.5%     $ 17.1   $ 15.0      14.0%
Small Commercial   $  1.9   $  1.9       0.0%     $  1.4     $  1.0        40.0%     $  3.3   $  2.9      13.8%
Large Commercial   $  7.0   $  6.9       1.4%     $  6.8     $  4.7        44.7%     $ 13.8   $ 11.6      19.0%
Lighting           $  0.4   $  0.4       0.0%     $  0.0     $  0.0         0.0%     $  0.4   $  0.4       0.0%
Total Retail       $ 19.8   $ 19.6       1.0%     $ 14.8     $ 10.3        43.7%     $ 34.6   $ 29.9      15.7%

  Wholesale
HEA                $  2.5   $  2.4       4.2%     $  6.0     $  4.1        46.3%     $  8.5   $  6.5      30.8%
MEA                $  4.0   $  3.8       5.3%     $  8.1     $  5.4        50.0%     $ 12.1   $  9.2      31.5%
SES                $  0.3   $  0.3       0.0%     $  0.7     $  0.5        40.0%     $  1.0   $  0.8      25.0%
Total Wholesale    $  6.8   $  6.5       4.6%     $ 14.8     $ 10.0        48.0%     $ 21.6   $ 16.5      30.9%

  Economy Sales    $  0.9   $  1.0     (10.0%)    $  2.4     $  2.2         9.1%     $  3.3   $  3.2       3.1%
  Miscellaneous    $  0.7   $  0.7       0.0%     $  0.0     $  0.0         0.0%     $  0.7   $  0.7       0.0%

Total Revenue      $ 28.2   $ 27.8       1.4%     $ 32.0     $ 22.5        42.2%     $ 60.2   $ 50.3      19.7%

The following table represents kWh sales for the quarter ended June 30:

                                        2006          2005
                                    -----------   -----------
                      Customer          kWh           kWh
                   Retail           277,082,143   271,856,959
                   Wholesale        288,466,023   284,351,528
                   Economy Energy    56,972,030    69,174,940
                                    -----------   -----------
                   Total            622,520,196   625,383,427
                                    ===========   ===========

Retail demand and energy rates and wholesale demand and energy rates charged to HEA and MEA did not change in the second quarter of 2006 compared to the second quarter of 2005.

The wholesale demand and energy rates charged to Seward Electric System (SES) increased 16.7% in the second quarter of 2006 compared to the second quarter of 2005 caused by a change of rates in a new power sales agreement that was implemented June 1, 2006

Fuel expense increased by $9.5 million, or 53.7%, for the quarter ended June 30, 2006, compared to the same period in 2005 primarily due to higher fuel prices and an increase in quantity used. For the quarter ended June 30, 2006, Chugach used 5,821,333 MCF of fuel at an average effective price of $4.66 per MCF, which does not include 382,306 MCF of fuel that is recorded in purchased power. For the same period in 2005, Chugach used 5,159,919 MCF of fuel at an average effective price of $3.43 per MCF, which does not include 654,337 MCF of fuel recorded in purchased power. Fuel and purchased power is collected through the fuel surcharge mechanism. Production expense increased $507.1 thousand, or 17.1%, for the three-month period ended June 30, 2006, compared to the same period in 2005, primarily due to higher maintenance costs associated with Beluga Unit 5 and Unit 8 in 2006 compared to maintenance costs for Beluga Unit 3 and Unit 5 in 2005. Transmission expense decreased by $185.1 thousand, or 13.9%, and distribution expense decreased by $309.1 thousand, or 10.3%, due primarily to the timing of line maintenance. Consumer Accounts/Information, administrative, general and other and depreciation and amortization expense did not materially change for the three-month period ended June 30, 2006.

Interest on long-term debt increased by $282.7 thousand, or 4.9%, due to higher interest rates on the variable CoBank and 2002 Series B bonds. Interest charged to construction decreased by $130.9 thousand, or 61.0%, due to the completion of the South Anchorage substation and the related transmission line, which resulted in a lower average balance in construction work-in-progress in the second quarter of 2006 compared to 2005.

Other nonoperating margins increased $112.7 thousand, or 67.5%, for the three-month period ended June 30, 2006, compared to the same period in 2005 primarily due to an increase in interest income associated with higher interest rates on our investment account as well as a higher average cash balance.

Current Year to Date Versus Prior Year to Date

Operating revenues increased $19.6 million, or 18.2%, due to an increase in revenue recovered through the fuel surcharge mechanism due to higher fuel prices, as well as increased retail and wholesale kWh sales, which was offset by a decrease in economy energy sales. With regard to retail and wholesale sales, actual sales increased in the first six months of 2006 over the same period in 2005 due to the same economic activity in the aforementioned current year quarter versus prior year quarter discussion. Based on the results of fixed and variable cost recovery established in Chugach's last rate case, wholesale sales contributed approximately $12.7 and $12.2 million to Chugach's fixed costs for the year ended June 30, 2006 and 2005, respectively.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue at June 30, 2006, and 2005.

                        Base Rate Sales Revenue      Fuel and Purchased Power Revenue          Total Revenue
---------------------------------------------------------------------------------------------------------------------
                      2006      2005    % Variance    2006      2005     % Variance      2006      2005    % Variance
---------------------------------------------------------------------------------------------------------------------
   Retail
Residential          $ 23.8   $  23.7      0.4%      $  14.2   $ 10.0       42.0%       $  38.0   $ 33.7     12.8%
Small Commercial     $  4.2   $   4.2      0.0%      $   2.9   $  2.0       45.0%       $   7.1   $  6.2     14.5%
Large Commercial     $ 14.2   $  14.0      1.4%      $  13.2   $  9.1       45.1%       $  27.4   $ 23.1     18.6%
Lighting             $  0.7   $   0.7      0.0%      $   0.0   $  0.0        0.0%       $   0.7   $  0.7      0.0%
Total Retail         $ 42.9   $  42.6      0.7%      $  30.3   $ 21.1       43.6%       $  73.2   $ 63.7     14.9%

   Wholesale
HEA                  $  5.1   $   5.2     (1.9%)     $  11.2   $  8.2       36.6%       $  16.3   $ 13.4     21.6%
MEA                  $  9.5   $   8.9      6.7%      $  16.9   $ 11.2       50.9%       $  26.4   $ 20.1     31.3%
SES                  $  0.5   $   0.5      0.0%      $   1.2   $  1.1        9.1%       $   1.7   $  1.6      6.2%
Total Wholesale      $ 15.1   $  14.6      3.4%      $  29.3   $ 20.5       42.9%       $  44.4   $ 35.1     26.5%

   Economy Sales     $  2.2   $   2.4     (8.3%)     $   6.0   $  5.0       20.0%       $   8.2   $  7.4     10.8%
   Miscellaneous     $  1.3   $   1.3      0.0%      $   0.0   $  0.0        n/a        $   1.3   $  1.3      0.0%

Total Revenue        $ 61.5   $  60.9      1.0%      $  65.6   $ 46.6       40.8%       $ 127.1   $107.5     18.2%

The following table represents kWh sales for the six months ended June 30:

                                         2006             2005
                                     -------------    -------------
                  Customer                 kWh             KWh
             Retail                    608,953,639      601,231,626
             Wholesale                 619,068,438      611,986,352
             Economy Energy            145,910,070      165,000,790
                                     -------------    -------------
             Total                   1,373,932,147    1,378,218,768
                                     =============    =============

Fuel expense increased by $17.0 million, or 44.5%, for the first six months of 2006, compared to the same period in 2005 due primarily to higher fuel prices and an increase in quantity used. In the first six months of 2006, Chugach used 12,482,504 MCF of fuel at an average effective price of $4.41 per MCF, which does not include 829,162 MCF of fuel that is recorded in purchased power. For the same period in 2005, Chugach used 11,762,829 MCF of fuel at an average effective price of $3.24 per MCF, which does not include 1,265,172 MCF of fuel recorded in purchased power. Purchased power expense increased by $2.0 million, or 17.0%, primarily due to higher fuel prices. These increases were offset by a decrease in quantity purchased due to maintenance scheduling at Bradley Lake. Fuel expense is collected through the fuel surcharge mechanism. Power production expense did not materially change for the six-month period ended June 30, 2006. Transmission expense decreased $395.3 thousand, or 13.5%, primarily due to timing of line maintenance. Distribution, consumer accounts, administrative, general and other and depreciation expense did not materially change for the six-month period ended June 30, 2006.

Interest on long-term debt increased by $642.7 thousand, or 5.6%, due to higher interest rates on our 2002 Series B bonds and our CoBank promissory notes. Interest charged to construction decreased by $207.2 thousand, or 51.0%, in the first six months of 2006 compared to the same period in 2005, due to the completion of the South Anchorage substation and the related transmission line, which resulted in a lower average balance in construction work-in-progress in the first six months of 2006 compared to 2005.

Other non-operating margins increased by $149.8 thousand, or 46.2%, for the six-month period ended June 30, 2006, compared to the same period in 2005, due to an increase in interest income associated with higher interest rates on our investment account as well as a higher average cash balance.

Financial Condition

Total assets decreased $3.7 million, or 0.7%, from December 31, 2005, to June 30, 2006. The decrease was due in part to a $7.7 million, or 1.6%, decrease in net plant primarily due to depreciation expense in excess of extension and replacement of plant. The decrease was also due to a $5.4 million, or 19.6%, decrease in accounts receivable due to less energy sold at June 30, 2006, compared to December 31, 2005. The decrease was also due to a $1.1 million, or 63.1%, decrease in fuel cost under-recovery, caused by the collection of the previous quarter's fuel and purchased power costs through the fuel surcharge mechanism and a $0.8 million, or 41.9%, decrease in prepayments caused by the amortization of prepaid insurance. Deferred charges decreased by $1.3 million, or 6.5%, due primarily to six months of amortization of existing charges, which were minimally offset by additions of approximately $217.3 thousand.

The decreases were offset by an $8.6 million, or 80.3%, increase in cash and cash equivalents, caused, in part by lower capital spending in the first two quarters of 2006. The decreases were also offset by an increase of $4.0 million, or 17.0%, in materials and supplies caused by an increase in generation inventory in preparation for a Beluga Unit 6 inspection.

Notable changes to total liabilities and equities include a decrease of $7.3 million caused by the reclassification of and installment payments on the 2002 Series B bond, as well as CoBank 3, 4 and 5 bonds. Accounts payable also decreased $3.6 million, or 37.9%, as a result of the payment of invoices that were accrued but not paid at December 31, 2005.

These decreases were offset by a $5.3 million, or 3.7%, increase in patronage capital due to the margins generated in the first and second quarters of 2006, as well as a $1.3 million, or 7.0%, increase in fuel payable primarily caused by higher fuel prices. Other current liabilities increased $0.9 million, or 29.9%, due to a state and municipal underground compliance charge on retail revenue that was implemented June 1, 2005.

Liquidity and Capital Resources

Chugach has satisfied its operational and capital cash requirements primarily through internally-generated funds, an annual $7.5 million line of credit with CoBank and a $50 million line of credit from NRUCFC. At June 30, 2006, there was no outstanding balance with NRUCFC or CoBank.

Chugach also has a term loan facility with CoBank. Loans made under this facility are evidenced by promissory notes governed by the Master Loan Agreement, which became effective on January 22, 2003. At June 30, 2006, Chugach had the following promissory notes outstanding under this facility:

      Promissory    Principal     Interest rate at   Maturity     Principal
         Note        balance       June 30, 2006       Date     Payment Dates
      ----------   ------------   ----------------   --------   -------------

       CoBank 2    $  8,500,000        5.50%           2010      2005 - 2010
       CoBank 3    $ 19,604,225        6.65%           2022      2003 - 2022
       CoBank 4    $ 21,427,874        6.65%           2022      2003 - 2022
       CoBank 5    $  5,000,000        6.65%           2007          2007

        Total      $ 54,532,099

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

Capital construction in 2006 is estimated at $30.8 million. At June 30, 2006, approximately $6.1 million had been expended. Capital improvement expenditures are expected to increase in the third quarter of 2006 as the construction season extends into October.

Chugach management continues to expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 2006 and thereafter.

Critical Accounting Policies

Our accounting and reporting policies comply with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires that management apply accounting policies and make estimates and assumptions that affect results of operations and reported amounts of assets and liabilities in the financial statements. Significant accounting policies are described in Note 1 to the financial statements (See "Financial Statements and Supplementary Data"). Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach's financial condition and results of its operations, and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under accounting principles general accepted in the United States of America. For all of these policies management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with Chugach's Audit Committee. The following policies are considered to be critical accounting policies for the quarter ended June 30, 2006.

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

                 Auction Date              Interest Rate
              -----------------            -------------

              January 25, 2006                 4.49%
              February 22, 2006                4.55%
                March 22, 2006                 4.69%
                April 19, 2006                 4.80%
                 May 17, 2006                  5.05%
                June 14, 2006                  5.18%
                July 12, 2006                  5.35%

Chugach is exposed to market risk from changes in interest rates. A 100 basis-point change (up or down) would increase or decrease our interest expense by approximately $870,320 based on $87,032,099 of variable rate debt outstanding at June 30, 2006.

The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of June 30, 2006.

                                                                                                               Fair
Total Debt*                    2006       2007       2008       2009       2010     Thereafter     Total       Value
-----------------------      --------   --------   --------   --------   --------   ----------   ---------   ---------
Fixed rate debt              $  1,000   $  2,000   $  2,000   $  2,000   $  1,500   $  270,000   $ 278,500   $ 284,971

Average interest rate            5.50%      5.50%      5.50%      5.50%      5.50%        6.39%       6.37%

Annual interest expense      $ 17,740   $ 17,628   $ 17,518   $ 17,405   $ 17,297   $   10,107

Variable rate debt                  0   $ 11,729   $  7,241   $  7,763   $  8,297   $   52,002   $  87,032   $  87,032

Average interest rate            0.00%      6.03%      5.59%      5.58%      5.59%        6.22%       6.03%

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

On December 9, 2005, MEA appealed to the Alaska Supreme Court the Superior Court's grant of summary judgment. On December 23, 2005, Chugach cross-appealed the Superior Court's failure to also grant summary judgment based on the doctrine of collateral estoppel. This appeal is pending. The ultimate resolution of this matter is not currently determinable. In the opinion of management, an adverse outcome is not likely to have a material adverse effect on Chugach's results of operations, financial condition or liquidity. No reserves have been established for this matter.

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

In this suit, MEA asks the Court to hold that Chugach breached its bylaws in the manner in which it allocated capital credits in 1998 through 2003 and if the Amended Complaint is allowed by the Court, through 2004. MEA also asks the court to enjoin Chugach to re-calculate MEA's capital credits applying MEA's interpretation of Chugach's bylaws and in accordance with what MEA refers to as "generally accepted accounting practices for nonprofit cooperatives and cooperative principles". The suit also seeks damages in an unspecified amount to compensate MEA for the alleged breach of contract. The trial date has been rescheduled for January 16, 2007. The ultimate resolution of this matter is not currently determinable. In the opinion of management, an adverse outcome is not likely to have a material adverse effect on Chugach's results of operations, financial condition or liquidity. No reserves have been established for this matter.

Matanuska Electric Association, Inc. v. State of Alaska, Regulatory Commission of Alaska, Superior Court Case No. 3AN-06-8243 Civil

On May 17, 2006, MEA appealed and on May 30, 2006, Homer Electric Association, Inc., (HEA) cross appealed the RCA's decision in Commission Docket No. U-04-102, see "Item 4 - Regulatory Matters - Docket No. U-04-102 (Revision to Current Depreciation Rates)." On appeal, MEA claims the Commission's decision dated January 10, 2006, to authorize Chugach to implement new depreciation rates as of January 1, 2005 constituted illegal retroactive ratemaking. MEA also contends that the Commission's reliance on avoidance of regulatory lag as a basis for its decision was improper. HEA's points on appeal challenge several decisions by the Commission on estimated lives of General Plant on the ground that there is not substantial evidence in the record to support such a decision. HEA and MEA both challenge the discovery rulings of the Commission. Chugach will join the State of Alaska in defending the Commission's rulings.

The ultimate resolution of this matter is not currently determinable. In the opinion of management, an adverse outcome is not likely to have a material adverse effect on Chugach's results of operations, financial condition or liquidity. No reserves have been established for this matter.

Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc., Superior Court Case No. 3PA-06-1295 Civil

On May 17, 2006, MEA filed suit against Chugach in Superior Court asserting three claims. In this action, MEA contends that by publishing unbundled financial statements Chugach has in effect stated that MEA owes Chugach a debt. Chugach denies having made statements to this effect.

Unbundled financial statements are an analytic tool developed by Chugach that separate the financial statements into two business units consisting of the Generating and Transmission (G&T) and the Distribution functions of the company. The unbundled financial statements reflect the operating results of each separate entity. Statements of Revenues, Expenses and Patronage Capital, Balance Sheets and Statements of Cash Flows are prepared monthly for each business unit. MEA's action is based on the result of Chugach's financial analysis showing intercompany receivable/payable entries on the unbundled balance sheets.

The first of MEA's claims is that it is entitled to declaratory judgment to the effect that MEA does not owe a debt to Chugach or to Chugach's Distribution function. Second, MEA claims that Chugach has breached its Bylaws and the Power Sales Agreement under which Chugach is obligated to sell MEA power and by publishing its unbundled financial analysis and seeks a declaration that Chugach's actions violate the Bylaws and the Power Sales Agreement. MEA also asks for an injunction against further assertions, which Chugach denies having made, that MEA owes Chugach or Chugach's Distribution function a debt. Finally, MEA seeks damages, including punitive damages, to punish Chugach and deter it from continuing to publish the analysis.

Chugach believes the claims are without merit and will vigorously defend against them. Management is uncertain of the outcome of the proceeding before the Superior Court. In the opinion of management, an adverse outcome is not likely to have a material adverse effect on our results of operations, financial condition or liquidity.

Chugach has certain additional litigation matters and pending claims that arise in the ordinary course of Chugach's business. The ultimate resolution of this matter is not currently determinable. In the opinion of management, an adverse outcome is not likely to have a material adverse effect on Chugach's results of operations, financial condition or liquidity. No reserves have been established for this matter.

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

Fuel and Purchased Power Surcharge Mechanism

The fuel and purchased power surcharge mechanism allows Chugach to reflect current fuel cost and to recover under-recoveries and refund over-recoveries with a three-month lag. If Chugach were to materially under-recover fuel costs, we may seek an increase in the surcharge to recover those costs at the time of the next fuel surcharge filing. During periods of significant increases in natural gas prices such as occurred in 2004 and 2005, Chugach realizes a lag in the ability to reflect unanticipated increases in fuel costs in its fuel and purchased power surcharge mechanism. As a result, cash flow may be impacted due to the lag in collection of fuel costs from customers. At June 30, 2006, Chugach had under-recovered $657.8 thousand and at December 31, 2005, Chugach had under-recovered $1.8 million. To the extent the regulated fuel recovery process does not provide for the timely recovery of fuel costs, Chugach could experience a material negative impact on its cash flows.

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

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

At a special meeting of the Board of Directors of Chugach Electric Association, Inc. on August 2, 2006, William R. Stewart was appointed as Chugach's Chief Executive Officer. Mr. Stewart, age 59, is a 37-year employee of Chugach and has served in a variety of management positions and spent the past 20 years as a senior executive. Prior to being appointed Interim Chief Executive Officer in September 2005, Stewart held the positions of General Manager, Corporate Services Division, Sr. Vice President, Administration, Executive Manager, Retail Services, Executive Manager, Administration, Division Director of Administration and Staff Assistant to the General Manager of Chugach.

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

                              CHUGACH ELECTRIC ASSOCIATION, INC.

                              By: /s/ William R. Stewart
                                 ----------------------------------
                                 William R. Stewart
                                 Chief Executive Officer

                              Date: August 4, 2006

                              By: /s/ Michael R. Cunningham
                                 -----------------------------------
                                 Michael R. Cunningham
                                 Chief Financial Officer

                              Date: August 4, 2006

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