Form 10-Q
period 2006-09-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2006-11-13
CIK 878004

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

                For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is an accelerated filer, (as defined in Rule 12b-2 of the Exchange Act).
                                                                  [ ] Yes [X] No

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

                     CLASS                      OUTSTANDING AT NOVEMBER 1, 2006

                     NONE                                   NONE

                                                                                          Page Number
                                                                                          -----------
CAUTION REGARDING FORWARD-LOOKING STATEMENTS

PART I FINANCIAL INFORMATION

Item 1.         Financial Statements (Unaudited)                                                 2

                Balance Sheets, September 30, 2006 and December 31, 2005                         3

                Statements of Revenues, Expenses and Patronage Capital, Three and Nine
                Months Ended September 30, 2006 and 2005                                         5

                Statements of Cash Flows, Nine Months Ended September 30, 2006 and 2005          6

                Notes to Financial Statements                                                    7

Item 2.         Management's Discussion and Analysis of Results of Operations and
                Financial Condition                                                             16

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                      25

Item 4.         Controls and Procedures                                                         27

PART II OTHER INFORMATION

Item 1.         Legal Proceedings                                                               27

Item 1A.        Risk Factors                                                                    31

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds                     32

Item 3.         Defaults Upon Senior Securities                                                 32

Item 4.         Submission of Matters to a Vote of Security Holders                             32

Item 5.         Other Information                                                               32

Item 6.         Exhibits                                                                        32

                Signatures                                                                      33

                Exhibits                                                                        34

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

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements and notes to the financial statements of Chugach as of and for the three and nine months ended September 30, 2006, follow:

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets
                                   (Unaudited)

                  Assets                                     September 30, 2006   December 31, 2005
                  ------                                     ------------------   -----------------
Utility Plant:
   Electric plant in service                                 $      788,485,820   $     762,859,198

   Construction work in progress                                     15,163,275          32,505,401
                                                             ------------------   -----------------
      Total utility plant                                           803,649,095         795,364,599

   Less accumulated depreciation                                   (343,184,338)       (327,384,961)
                                                             ------------------   -----------------
      Net utility plant                                             460,464,757         467,979,638

Other property and investments, at cost:
   Non-utility property                                                  24,461              24,461

   Investments in associated organizations                           11,880,310          11,883,053
                                                             ------------------   -----------------
      Total other property and investments                           11,904,771          11,907,514

Current assets:
   Cash and cash equivalents                                          5,201,173          10,650,594

   Special deposits                                                     206,191             216,191

   Fuel cost under-recovery                                           1,867,108           1,781,833

   Accounts receivable, net                                          27,756,437          27,436,278

   Materials and supplies                                            27,019,195          23,809,691

   Prepayments                                                        1,810,447           1,801,104

   Other current assets                                                 316,356             282,939
                                                             ------------------   -----------------
      Total current assets                                           64,176,907          65,978,630

  Deferred charges, net                                              21,144,267          19,269,718
                                                             ------------------   -----------------

  Total assets                                               $      557,690,702   $     565,135,500
                                                             ==================   =================

See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                 Balance Sheets
                                   (Continued)
                                   (Unaudited)

                  Liabilities and Equities                   September 30, 2006   December 31, 2005
                  ------------------------                   ------------------   -----------------
Equities and margins:
   Memberships                                               $        1,286,758   $       1,250,398

   Patronage capital                                                141,440,991         136,185,378

   Other                                                              7,457,629           7,603,376
                                                             ------------------   -----------------
      Total equities and margins                                    150,185,378         145,039,152

Long-term obligations, excluding current installments:
   2001 Series A Bond payable                                       150,000,000         150,000,000

   2002 Series A Bond payable                                       120,000,000         120,000,000

   2002 Series B Bond payable                                        35,500,000          41,000,000

   National Bank for Cooperatives promissory notes payable           45,803,530          53,532,099
                                                             ------------------   -----------------
      Total long-term obligations                                   351,303,530         364,532,099

Current liabilities:
   Current installments of long-term obligations                     13,728,569           8,325,687

   Accounts payable                                                   7,207,452           9,598,958

   Consumer deposits                                                  2,083,073           1,980,285

   Accrued interest                                                   2,216,886           6,360,652

   Salaries, wages and benefits                                       5,124,316           5,373,496

   Fuel                                                              19,117,537          18,123,139

   Other current liabilities                                          4,010,207           3,035,915
                                                             ------------------   -----------------
      Total current liabilities                                      53,488,040          52,798,132

Deferred credits                                                      2,713,754           2,766,117
                                                             ------------------   -----------------

Total liabilities and equities                               $      557,690,702   $     565,135,500
                                                             ==================   =================

See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
             Statement of Revenues, Expenses and Patronage Capitals
                                   (Unaudited)

                                                      Three months ended September 30   Nine months ended September 30
                                                           2006             2005             2006             2005
                                                      --------------   --------------   -------------   --------------
Operating revenues                                    $   63,243,634   $   54,323,791   $ 190,377,774   $  161,850,226

Operating expenses:

   Fuel                                                   27,721,572       20,877,682      82,870,065       59,043,658

   Power production                                        4,331,051        3,799,930      11,002,135       10,213,754

   Purchased power                                         8,164,009        6,279,848      21,620,093       17,778,235

   Transmission                                            2,019,552        1,433,318       4,553,234        4,362,254

   Distribution                                            2,372,131        3,014,476       8,096,796        8,830,785

   Consumer accounts                                       1,187,437        1,487,133       3,722,437        4,034,971

   Administrative, general and other                       4,498,643        5,249,736      13,993,330       14,879,950

   Depreciation                                            7,070,812        7,624,509      21,280,580       21,907,024
                                                      --------------   --------------   -------------   --------------

      Total operating expenses                            57,365,207       49,766,632     167,138,670      141,050,631

Interest expense:

   On long-term obligations                                6,218,457        5,903,604      18,348,879       17,391,282

   On short-term obligations                                       0           44,412               0           46,649

   Charged to construction-credit                           (145,112)        (199,534)       (344,096)        (605,708)
                                                      --------------   --------------   -------------   --------------

      Net interest expense                                 6,073,345        5,748,482      18,004,783       16,832,223
                                                      --------------   --------------   -------------   --------------
      Net operating margins                                 (194,918)      (1,191,323)      5,234,321        3,967,372

Nonoperating margins:

   Interest income                                           261,131          155,968         673,365          411,946

   Capital credits, patronage dividends and other             51,844           40,395         113,471          108,494
                                                      --------------   --------------   -------------   --------------

      Total nonoperating margins                             312,975          196,363         786,836          520,440
                                                      --------------   --------------   -------------   --------------

      Assignable margins                              $      118,057   $     (994,960)  $   6,021,157   $    4,487,812
                                                      ==============   ==============   =============   ==============

Patronage capital at beginning of period                 141,584,126      136,091,073     136,185,378      130,750,269

Retirement of capital credits and estate payments           (261,192)        (353,912)       (765,544)        (495,880)
                                                      --------------   --------------   -------------   --------------

Patronage capital at end of period                    $  141,440,991   $  134,742,201   $ 141,440,991   $  134,742,201
                                                      ==============   ==============   =============   ==============

See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                  Nine months ended September 30
                                                                                       2006            2005
                                                                                  -------------   --------------
Cash flows from operating activities:
      Assignable margins                                                          $   6,021,157   $    4,487,812
                                                                                  -------------   --------------

Adjustments to reconcile assignable margins to net cash provided by operating activities:

      Depreciation and amortization                                                  23,503,261       24,083,566
      Capitalized interest                                                             (470,081)        (713,201)
      Write off of deferred charges                                                     345,899                0
      Other                                                                             (10,013)             404

Changes in assets and liabilities:
   (Increase) decrease in assets:
      Accounts receivable                                                              (320,159)       3,499,535
      Fuel cost under-recovery                                                          (85,275)        (571,701)
      Materials and supplies                                                         (3,209,504)        (352,689)
      Prepayments                                                                        (9,343)        (783,718)
      Other assets                                                                      (23,417)         (26,730)
      Deferred charges                                                               (4,549,202)      (1,913,573)

Increase (decrease) in liabilities:
      Accounts payable                                                               (2,391,506)      (2,848,218)
      Consumer deposits                                                                 102,788           41,887
      Fuel cost over-recovery                                                                 0       (2,714,345)
      Accrued interest                                                               (4,143,766)      (4,187,608)
      Salaries, wages and benefits                                                     (249,180)         740,987
      Fuel                                                                              994,398        1,008,375
      Other liabilities                                                                 974,292          951,167
      Deferred credits                                                                  148,920          (52,866)
                                                                                  -------------   --------------
         Net cash provided by operating activities                                   16,629,269       20,649,084
                                                                                  -------------   --------------

Investing activities:
      Extension and replacement of plant                                            (13,176,789)     (19,005,361)
                                                                                  -------------   --------------
         Net cash used for investing activities                                     (13,176,789)     (19,005,361)
                                                                                  -------------   --------------

Cash flows from financing activities:
      Repayments of long-term obligations                                            (7,825,687)      (5,931,393)
      Memberships and donations received                                               (109,387)          58,505
      Retirement of patronage capital and estate payments, including discounted
         capital credits transferred to other equities and margins                     (765,544)        (495,880)
      Net refunds of consumer advances for constructions                               (201,283)         227,299
                                                                                  -------------   --------------
         Net cash used for financing activities                                      (8,901,901)      (6,141,469)
                                                                                  -------------   --------------

Net decrease in cash and cash equivalents                                            (5,449,421)      (4,497,746)

Cash and cash equivalents at beginning of period                                  $  10,650,594   $   10,465,004
                                                                                  -------------   --------------

Cash and cash equivalents at end of period                                        $   5,201,173   $    5,967,258
                                                                                  =============   ==============

Supplemental disclosure of non cash investing activities - retirement of plant    $   5,566,466   $    2,136,775
                                                                                  -------------   --------------

Supplemental disclosure of cash flow information - interest expense paid,
   excluding amounts capitalized                                                  $  22,148,549   $   21,019,831
                                                                                  =============   ==============

See accompanying notes to financial statements.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                          Notes to Financial Statements
                                   (Unaudited)

1. Presentation of Financial Information

The accompanying unaudited interim financial statements include the accounts of Chugach Electric Association, Inc. (Chugach) and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. They should be read in conjunction with our audited financial statements for the year ended December 31, 2005, filed as part of our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

2. Description of Business and Significant Accounting Policies

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

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                          Notes to Financial Statements
                                   (Unaudited)

c. Regulation

The accounting records of Chugach conform to the Uniform System of Accounts as prescribed by the Federal Energy Regulatory Commission (FERC). Chugach meets the criteria, and accordingly, follows the accounting and reporting requirements of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71).

d. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code, except for unrelated business income. For the three and nine months ended September 30, 2006 and 2005, Chugach received no unrelated business income.

3. Lines of credit

Chugach maintains a $7.5 million line of credit with CoBank, ACB (CoBank). On October 18, 2006, the Board of Directors approved a resolution to renew this line of credit. The CoBank line of credit expires October 31, 2007, subject to annual renewal at the discretion of the parties. At September 30, 2006, there was no outstanding balance on this line of credit and it was not utilized during the third quarter of 2006. At September 30, 2006, the borrowing rate would have been 6.68% and at December 31, 2005, the borrowing rate would have been 5.95%. In addition, Chugach has an annual line of credit of $50 million available at the National Rural Utilities Cooperative Finance Corporation (NRUCFC). At September 30, 2006, there was no outstanding balance on this line of credit and it was not utilized during the third quarter of 2006. At September 30, 2006, the borrowing rate would have been 7.15% and at December 31, 2005, the borrowing rate would have been 6.10%. The NRUCFC line of credit expires October 15, 2007.

4. Legal Proceedings

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

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                          Notes to Financial Statements
                                   (Unaudited)

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

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                          Notes to Financial Statements
                                   (Unaudited)

In this suit, MEA asks the Court to hold that Chugach breached its bylaws in the manner in which it allocated capital credits in 1998 through 2003 and if the Amended Complaint is allowed by the Court, through 2004. MEA also asks the court to enjoin Chugach to re-calculate MEA's capital credits applying MEA's interpretation of Chugach's bylaws and in accordance with what MEA refers to as "generally accepted accounting practices for nonprofit cooperatives and cooperative principles". The suit also seeks damages in an unspecified amount to compensate MEA for the alleged breach of contract. The trial date has been rescheduled for January 16, 2007. Management is vigorously defending against the claim. The ultimate resolution of this matter is not currently determinable. In the opinion of management, an adverse outcome is not likely to have a material adverse effect on Chugach's results of operations, financial condition or liquidity because the matter relates primarily to issues of margin allocation among customers. No reserves have been established for this matter.

Matanuska Electric Association, Inc. v. State of Alaska, Regulatory Commission of Alaska, Superior Court Case No. 3AN-06-8243 Civil

On May 17, 2006, MEA appealed and on May 30, 2006, Homer Electric Association, Inc., (HEA) cross appealed the RCA's decision in Commission Docket No. U-04-102, see "Item 4 - Regulatory Matters - Docket No. U-04-102 (Revision to Current Depreciation Rates)." On appeal, MEA claims the Commission's decision dated January 10, 2006, to authorize Chugach to implement new depreciation rates as of January 1, 2005 constituted illegal retroactive ratemaking. MEA also contends that the Commission's reliance on avoidance of regulatory lag as a basis for its decision was improper. HEA's points on appeal challenge several decisions by the Commission on estimated lives of General Plant on the ground that there is not substantial evidence in the record to support such a decision. HEA and MEA both challenge the discovery rulings of the Commission. Chugach will join the State of Alaska in defending the Commission's rulings. No briefing schedule has been set.

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

Unbundled financial statements are an analytic tool developed by Chugach that separate the financial statements into two business units consisting of the Generation and Transmission (G&T) and the Distribution functions of the company. The unbundled financial statements

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                          Notes to Financial Statements
                                   (Unaudited)

reflect the operating results of each separate entity. Statements of Revenues, Expenses and Patronage Capital, Balance Sheets and Statements of Cash Flows are prepared monthly for each business unit. MEA's action is based on the result of Chugach's financial analysis showing intercompany receivable/payable entries on the unbundled balance sheets.

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

Chugach has moved to dismiss the first (declaratory judgment) and third (defamation) counts of the complaint. Oral argument on this motion occurred on October 13, 2006 and a decision on Chugach's motion to dismiss counts one and three of the complaint is expected soon. Trial is currently scheduled for June 2007.

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

Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc., Superior Court Case No. 3PA-06-1591 Civil

On August 7, 2006, MEA served Chugach with a Summons and Complaint requesting the Court grant MEA declaratory judgment, breach of contract and costs and attorney fees. MEA seeks a declaratory judgment that Chugach has wrongfully refused to grant MEA access to the books and records of the cooperative in violation of state statute, common law and Chugach bylaws. MEA also alleges that by refusing to grant access to these records, Chugach has breached its bylaws on which MEA bases a breach of contract claim against Chugach. MEA asks the Court to grant it access to, and the right to inspect and copy, unspecified Chugach's records and order Chugach to cooperate in facilitating MEA's inspection and copying of the same. Chugach has answered MEA's Complaint and believes the claims are without merit and will vigorously defend against them. Management is uncertain of the outcome of the proceeding before the Superior Court. The ultimate resolution of this matter is not currently determinable. In the opinion of management, an adverse outcome is not likely to have a material adverse effect on Chugach's results of operations, financial condition or liquidity.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                          Notes to Financial Statements
                                   (Unaudited)

Chugach has certain additional litigation matters and pending claims that arise in the ordinary course of Chugach's business. In the opinion of management, no individual matter or the matters in the aggregate is likely to have a material adverse effect on Chugach's results of operations, financial condition or liquidity.

5. Regulatory Matters

Docket No. U-04-102 (Revision to Current Depreciation Rates)

In 2004, Chugach implemented new depreciation rates based on an update of the 1999 Depreciation Study utilizing Electric Plant in Service balances as of December 31, 2002. The 2002 Depreciation Study resulted in an increase to 2004 depreciation expense of approximately $259 thousand, which, in aggregate, was not material to the financial statements. The 2002 Depreciation Study was submitted to the RCA for approval on November 19, 2004, resulting in the RCA opening a docket to review the proposed new rates. Chugach, however, implemented the new rates effective January 1, 2004. Chugach did not request a change in electric rates charged to customers based on the proposed revisions to depreciation rates.

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

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                          Notes to Financial Statements
                                   (Unaudited)

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

Negotiations with Seward were successful and on April 14, 2006, Chugach filed a request for approval by the RCA of a proposed new power sales agreement with the City of Seward (2006 Agreement) with a nominal effective date of June 1, 2006. The contract is for five years with two automatic five-year extensions unless notice of termination is given by either party. If approved, the 2006 Agreement results in a 5 percent increase in revenues in relation to the Old Contract.

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

In Order No. 1 the RCA opened the docket and suspended the filing. However, the RCA has allowed the parties to operate under the terms of the proposed new 2006 Contract pending review. Approval is being contested by Chugach's wholesale customer, MEA and a hearing is set to begin November 30, 2006. Chugach expects that a contract in some form allowing continued service to Seward will be approved.

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                          Notes to Financial Statements
                                   (Unaudited)

2005 Test Year General Rate Case

On September 27, 2006, the Chugach Board of Directors authorized and instructed management to file a general rate case with the RCA. On September 29, 2006, Chugach filed a general rate case based on a 2005 test year and requesting a revenue increase of $10.6 million for the Generation and Transmission (G&T) function and a revenue decrease of $7.8 million for the Distribution function. Overall revenues are proposed to increase $2.8 million.

6. New Accounting Standards

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

SFAS 156 "Accounting for Servicing of Financial Assets"

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

SFAS 157 "Fair Value Measurements"

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. In addition, this statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies when other

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                          Notes to Financial Statements
                                   (Unaudited)

accounting pronouncements require fair value measurement; it does not require new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will begin application of SFAS No. 157 on January 1, 2008, and do not expect it to have a material affect on our results of operations, financial position, and cash flows.

SFAS 158 "Employers' Accounting for Defined Pension and Other Postretirement Plans"

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Pension and Other Postretirement Plans." SFAS No. 158 requires an employer to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. The Statement is effective for public entities for fiscal years ending after December 15, 2006 (December 31, 2006 financial statements for public entities with a calendar year end), and for nonpublic entities for fiscal years ending after June 15, 2007. We have multi-employer plans and a defined contribution plan and adoption of this statement is not expected to have a material effect on our results of operations or financial condition.

SAB 108 "The Effect of Prior-Years Errors on Current-Year Materiality
Evaluations"

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "The Effect of Prior-Years Errors on Current-Year Materiality Evaluations." SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We will implement the guidance in the fourth quarter of 2006. We are evaluating the impact, if any, that SAB No. 108 will have on our financial statements.

FSP AUG AIR-1 "Accounting for Planned Major Maintenance Activities"

In September 2006, the FASB issued FASB Staff Position ("FSP") AUG AIR-1, "Accounting for Planned Major Maintenance Activities." FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. An entity shall apply the same method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The guidance in this FSP is effective for the first fiscal year beginning after December 15, 2006. Adoption of this position is not expected to have a material effect on our results of operations or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the information contained under the caption "CAUTION REGARDING FORWARD-LOOKING STATEMENTS" at the beginning of this Report.

Results Of Operations

Current Year Quarter Versus Prior Year Quarter

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased by $8.9 million, or 16.4%, for the quarter ended September 30, 2006, over the same quarter in 2005. The increase in revenues was primarily due to an increase in revenue recovered through the fuel surcharge mechanism due to higher fuel prices. With regard to retail sales, the Municipality of Anchorage, our primary service area, experienced less economic growth in the third quarter of 2006, compared to the same period in 2005. With regard to wholesale sales, actual sales to one wholesale customer increased due to increased job growth and continued state and federal spending in their geographic area, which generated additional economic activity. However, this increase was offset by a decrease in sales to another wholesale customer due to lower activity in their industrial sector. Based on the results of fixed and variable cost recovery established in Chugach's last rate case, wholesale rates contributed approximately $5.8 million and $5.6 million to Chugach's fixed costs for the quarter ended September 30, 2006 and 2005, respectively.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ending September 30, 2006, and 2005.

                                                      (In millions)

                                                 Fuel and Purchased Power
                     Base Rate Sales Revenue             Revenue                   Total Revenue
                   --------------------------   --------------------------   --------------------------
                                        %                            %                            %
                   --------------------------   --------------------------   --------------------------
                    2006     2005    Variance    2006     2005    Variance    2006     2005    Variance
                   ------   ------   --------   ------   ------   --------   ------   ------   --------
     Retail
Residential        $ 10.3   $ 10.3      0.0%    $  6.9   $  5.0     38.0%    $ 17.2   $ 15.3     12.4%
Small Commercial   $  1.9   $  1.9      0.0%    $  1.5   $  1.0     50.0%    $  3.4   $  2.9     17.2%
Large Commercial   $  7.5   $  7.5      0.0%    $  7.7   $  5.7     35.1%    $ 15.2   $ 13.2     15.2%
Lighting           $  0.3   $  0.3      0.0%    $  0.0   $  0.0      0.0%    $  0.3   $  0.3      0.0%
Total Retail       $ 20.0   $ 20.0      0.0%    $ 16.1   $ 11.7     37.6%    $ 36.1   $ 31.7     13.9%

   Wholesale
HEA                $  2.6   $  2.6      0.0%    $  6.7   $  5.2     28.8%    $  9.3   $  7.8     19.2%
MEA                $  4.1   $  3.9      5.1%    $  8.8   $  6.0     46.7%    $ 12.9   $  9.9     30.3%
SES                $  0.3   $  0.3      0.0%    $  0.9   $  0.7     28.6%    $  1.2   $  1.0     20.0%
Total Wholesale    $  7.0   $  6.8      2.9%    $ 16.4   $ 11.9     37.8%    $ 23.4   $ 18.7     25.1%

Economy Sales      $  0.7   $  0.9    (22.2%)   $  2.2   $  2.1      4.8%    $  2.9   $  3.0     (3.3%)
Miscellaneous      $  0.8   $  0.9    (11.1%)   $  0.0   $  0.0      0.0%    $  0.8   $  0.9    (11.1%)

Total Revenue      $ 28.5   $ 28.6     (0.3%)   $ 34.7   $ 25.7     35.0%    $ 63.2   $ 54.3     16.4%

The following table summarizes kWh sales for the quarter ended September 30:

                                       2006          2005
                      Customer          kWh           kWh
                                    -----------   -----------
                   Retail           279,445,748   281,179,408
                   Wholesale        295,729,561   297,906,849
                   Economy Energy    41,836,320    61,124,910
                                    -----------   -----------
                   Total            617,011,629   640,211,167
                                    ===========   ===========

Retail demand and energy rates and wholesale demand and energy rates charged to HEA, MEA, and Seward Electric System (SES) did not change in the third quarter of 2006 compared to the third quarter of 2005.

Fuel expense increased by $6.8 million, or 32.8%, for the quarter ended September 30, 2006, compared to the same period in 2005 primarily due to higher fuel prices. For the quarter ended September 30, 2006, Chugach used 5,554,871 MCF of fuel at an average effective price of $4.99 per MCF, which does not include 499,980 MCF of fuel that is recorded in purchased power. For the same period in 2005, Chugach used 5,806,994 MCF of fuel at an average effective price of $3.60 per MCF, which does not include 633,413 MCF of fuel recorded in purchased power. Purchased power increased $1.9 million, or 30.0% compared to the same quarter in 2005 due primarily to higher fuel prices. In the third quarter of 2006, Chugach purchased 140,151 MWH of energy at an average effective price of 5.60 cents per kWh. For the same period in 2005, Chugach purchased 157,289 MWH of energy at an average effective price of 3.81 cents per kWh. Fuel and purchased power is collected through the fuel surcharge mechanism.

Production expense increased $531.1 thousand, or 14.0%, for the three-month period ended September 30, 2006, compared to the same period in 2005, primarily due to higher overall maintenance costs associated with Beluga and Bernice Lake power plants in the third quarter of 2006 compared to the same period in 2005.

Transmission expense increased by $586.2 thousand, or 40.9% and distribution expense decreased $642.3, or 21.3% due primarily to unexpected costs for transmission tower repairs in the third quarter of 2006. Chugach has submitted a claim with the Federal Emergency Management Agency (FEMA) for approximately $398.0 thousand for the cost of repairs and is awaiting a determination for reimbursement of these costs. The majority of these costs have been expensed. We will recognize this claim when and if it is approved. During the third quarter of 2006 there was a higher concentration on transmission work compared to a higher concentration of distribution work in the same quarter of 2005.

Consumer accounts decreased $299.7 thousand, or 20.2% primarily due to lower labor expense as a result of unfilled positions and decreased spending on professional services associated with television safety advertising in the third quarter of 2006 compared to the same quarter of 2005. Administrative, general and other expense decreased $751.1 thousand or 14.3% primarily due lower labor expense as a result of vacancies related to retirements and unfilled positions in the third quarter of 2006 compared to the same quarter of 2005. Depreciation expenses decreased $553.7 thousand, or 7.3% primarily due to retirements associated with the Beluga unit 6 "C" Inspection in the third quarter of 2006 compared to the same quarter of 2005.

Interest on long-term debt increased by $314.9 thousand, or 5.3%, due to higher interest rates on the variable CoBank and 2002 Series B bonds. Interest charged to construction decreased by $54.4 thousand, or 27.3%, due to a lower average balance in construction work-in-progress in the third quarter of 2006 compared to 2005.

Nonoperating margins increased $116.6 thousand, or 59.4%, for the three-month period ended September 30, 2006, compared to the same period in 2005 primarily due to an increase in interest income associated with higher interest rates on our investment account as well as a higher average cash balance in the third quarter of 2006 compared to the same quarter in 2005.

Current Year to Date Versus Prior Year to Date

Operating revenues increased $28.5 million, or 17.6%, due to an increase in revenue recovered through the fuel surcharge mechanism due to higher fuel prices, as well as increased retail and wholesale kWh sales, which was offset by a decrease in economy energy sales. With regard to retail sales, the Municipality of Anchorage, our primary service area, experienced average economic activity in the first nine months of 2006, compared to the same period in 2005. With regard to wholesale revenue, actual sales increased due to increased job growth and continued state and federal spending, which generated additional economic activity. Based on the results of fixed and variable cost recovery established in Chugach's last rate case, wholesale rates contributed approximately $18.5 million and $17.8 million to Chugach's fixed costs for the year ended September 30, 2006 and 2005, respectively.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue at September 30, 2006, and 2005.

                                                      (In millions)

                                                 Fuel and Purchased Power
                     Base Rate Sales Revenue             Revenue                   Total Revenue
                   --------------------------   --------------------------   --------------------------
                                        %                            %                            %
                   --------------------------   --------------------------   --------------------------
                    2006     2005    Variance    2006     2005    Variance    2006     2005    Variance
                   ------   ------   --------   ------   ------   --------   ------   ------   --------
     Retail
Residential        $ 34.2   $ 34.0      0.6%    $ 21.1   $ 15.0     40.7%    $ 55.3   $ 49.0     12.9%
Small Commercial   $  6.1   $  6.0      1.7%    $  4.4   $  3.1     41.9%    $ 10.5   $  9.1     15.4%
Large Commercial   $ 21.7   $ 21.5      0.9%    $ 20.9   $ 14.8     41.2%    $ 42.6   $ 36.3     17.4%
Lighting           $  1.0   $  1.0      0.0%    $  0.1   $  0.1      0.0%    $  1.1   $  1.1      0.0%
Total Retail       $ 63.0   $ 62.5      0.8%    $ 46.5   $ 33.0     40.9%    $109.5   $ 95.5     14.7%

   Wholesale
HEA                $  7.6   $  7.8     -2.6%    $ 17.9   $ 13.4     33.6%    $ 25.5   $ 21.2     20.3%
MEA                $ 13.6   $ 12.9      5.4%    $ 25.6   $ 17.2     48.8%    $ 39.2   $ 30.1     30.2%
SES                $  0.8   $  0.8      0.0%    $  2.1   $  1.7     23.5%    $  2.9   $  2.5     16.0%
Total Wholesale    $ 22.0   $ 21.5      2.3%    $ 45.6   $ 32.3     41.2%    $ 67.6   $ 53.8     25.7%

Economy Sales      $  2.9   $  3.3    -12.1%    $  8.2   $  7.1     15.5%    $ 11.1   $ 10.4      6.7%
Miscellaneous      $  2.2   $  2.2      0.0%    $  0.0   $  0.0      0.0%    $  2.2   $  2.2      0.0%

Total Revenue      $ 90.1   $ 89.5      0.7%    $100.3   $ 72.4     38.5%    $190.4   $161.9     17.6%

The following table summarizes kWh sales for the nine months ended September 30:

                                      2006            2005
                    Customer           kWh             kWh
                                  -------------   -------------
                 Retail             888,399,387     882,411,034
                 Wholesale          914,797,999     909,893,201
                 Economy Energy     187,746,390     226,125,700
                                  -------------   -------------
                 Total            1,990,943,776   2,018,429,935
                                  =============   =============

Fuel expense increased by $23.8 million, or 40.4%, for the first nine months of 2006, compared to the same period in 2005 due primarily to higher fuel prices and an increase in quantity used. In the first nine months of 2006, Chugach used 18,037,375 MCF of fuel at an average effective price of $4.59 per MCF, which does not include 1,329,142 MCF of fuel that is recorded in purchased power. For the same period in 2005, Chugach used 17,569,823 MCF of fuel at an average effective price of $3.36 per MCF, which does not include 1,898,585 MCF of fuel recorded in purchased power. Purchased power expense increased by $3.8 million, or 21.6%, primarily due to higher fuel prices. In the first nine months of 2006,

Chugach purchased 374,906 MWH of energy at an average effective price of 5.52 cents per kWh. For the same period in 2005, Chugach purchased 434,533 MWH of energy at an average effective price of 3.90 cents per kWh. Fuel expense is collected through the fuel surcharge mechanism.

Power production expense increased $788.4 thousand, or 7.7% due to higher maintenance costs for Beluga and Bernice Lake power plants for the nine-month period ended September 30, 2006, compared to the same period in 2005. Transmission expense increased $191.0 thousand, or 4.4% due primarily to the aforementioned unexpected costs for transmission tower repairs at Dynamite Slough in the third quarter of 2006. The increase, however was offset by the timing of transmission line clearing during the first nine months of 2006 compared to the first nine months of 2005. Distribution expense decreased $734.0 thousand, or 8.3% due to lower maintenance costs in the first nine months of 2006 compared to 2005. In the first nine months of 2005, distribution expense was high due to increased labor and professional services related to outages caused by windstorms.

Consumer accounts expense decreased $312.5 thousand, or 7.7% in the nine-month period ended September 30, 2006 compared to the same period in 2005 due to decreased spending on professional services associated with safety advertising as well as lower labor expense as a result of unfilled positions. Administrative, general and other expense decreased $886.6 thousand, or 6.0% due to lower labor expense as a result of retirements and unfilled positions in the first nine months of 2006 compared to same period in 2005.

Interest on long-term debt increased by $957.6 thousand, or 5.5%, due to higher interest rates on our 2002 Series B bonds and our CoBank promissory notes, which carry variable interest rates. Interest charged to construction decreased by $261.6 thousand, or 43.2%, in the first nine months of 2006 compared to the same period in 2005, due to the completion of the South Anchorage substation and the related transmission line, which resulted in a lower average balance in construction work-in-progress in the first nine months of 2006 compared to 2005.

Other non-operating margins increased by $266.4 thousand, or 51.2%, for the nine-month period ended September 30, 2006, compared to the same period in 2005, due to an increase in interest income associated with higher interest rates on our investment account as well as higher average cash balances.

Financial Condition

Total assets decreased $7.4 million, or 1.3% from December 31, 2005, to September 30, 2006. The decrease was due in part to a $7.5 million, or 1.6% decrease in net plant due to depreciation expense in excess of extension and replacement of plant. The decrease was also due to a $5.4 million, or 51.2%, decrease in cash and cash equivalents at September 30, 2006, compared to December 31, 2005 caused by the semi-annual interest payments on the 2001 and 2002 Series A bonds in the third quarter of 2006.

The decreases were offset by increases in materials and supplies and deferred charges. Materials and supplies increased $3.2 million, or 13.5% due to the timing and scope of work of several projects. Deferred charges increased $1.9 million, or 9.7% due to the Beluga River gas compression project.

Notable changes to total liabilities and equities include a $7.8 million decrease in long-term debt, including current installments, due to the installment payments on the 2002 Series B bonds as well as the CoBank 3, 4 and 5 bonds. Accounts payable decreased $2.4 million, or 24.9%, as a result of the payment of invoices that were accrued but not paid at December 31, 2005. Accrued interest decreased $4.1 million, or 65.2% due to the semi-annual interest payments on the 2002 and 2002 Series A Bonds in the third quarter of 2006.

These decreases were offset by a $5.1 million, or 3.6%, increase in total equities and margins due to the margins generated in the first three quarters of 2006, as well as a $994.4 thousand, or 5.5%, increase in fuel payable primarily caused by higher fuel prices. Other current liabilities increased $974.3 thousand, or 32.1%, due to a state and municipal underground compliance charge on retail revenue that was implemented June 1, 2005.

Liquidity and Capital Resources

Chugach has satisfied its operational and capital cash requirements primarily through internally-generated funds, an annual $7.5 million line of credit with CoBank and a $50 million line of credit from NRUCFC. At September 30, 2006, there was no outstanding balance with NRUCFC or CoBank, however, the line of credit amounts are available for immediate borrowing unconditionally.

Chugach also has a term loan facility with CoBank. Loans made under this facility are evidenced by promissory notes governed by the Master Loan Agreement, which became effective on January 22, 2003. At September 30, 2006, Chugach had the following promissory notes outstanding under this facility:

                    Principal     Interest rate at                      Principal
Promissory Note      balance     September 30, 2006   Maturity Date   Payment Dates
---------------   ------------   ------------------   -------------   -------------
   CoBank 2       $  8,000,000         5.50%              2010         2005 - 2010
   CoBank 3       $ 19,604,225         6.68%              2022         2003 - 2022
   CoBank 4       $ 21,427,874         6.68%              2022         2003 - 2022
   CoBank 5       $  5,000,000         6.68%              2007            2007

     Total        $ 54,032,099

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

Capital construction in 2006 is estimated at $30.8 million. At September 30, 2006, approximately $13.2 million had been expended. Capital improvement expenditures are expected to increase in the fourth quarter of 2006 as the construction season ends.

Chugach management continues to expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 2006 and thereafter.

Critical Accounting Policies

Our accounting and reporting policies comply with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires that management apply accounting policies and make estimates and assumptions that affect results of operations and reported amounts of assets and liabilities in the financial statements. Significant accounting policies are described in Note 1 to the financial statements (See "Financial Statements and Supplementary Data"). Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach's financial condition and results of its operations, and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under accounting principles general accepted in the United States of America. For all of these policies management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with Chugach's Audit Committee. The following policies are considered to be critical accounting policies for the quarter ended September 30, 2006.

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

Critical estimates also include allowance for doubtful accounts. The allowance for doubtful accounts is management's best estimate of the amount of probable credit losses in existing accounts receivable. Chugach determines the allowance based on its historical write-off experience and current economic conditions. Chugach reviews its allowance for doubtful accounts monthly. Past due balances over 90 days in a specified amount are reviewed individually for collectibility. All other balances are reviewed in aggregate. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Chugach does not have any off-balance-sheet credit exposure related to its customers. Actual results could differ from those estimates.

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

SFAS 156 "Accounting for Servicing of Financial Assets"

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

SFAS 157 "Fair Value Measurements"

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. In addition, this statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies when other accounting pronouncements require fair value measurement; it does not require new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will begin application of SFAS No. 157 on January 1, 2008, and do not expect it to have a material affect on our results of operations, financial position, and cash flows.

SFAS 158 "Employers' Accounting for Defined Pension and Other Postretirement
Plans

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Pension and Other Postretirement Plans." SFAS No. 158 requires an employer to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. The Statement is effective for public entities for fiscal years ending after December 15, 2006 (December 31, 2006 financial statements for public entities with a calendar year end), and for nonpublic entities for fiscal years ending after June 15, 2007. We have multi-employer plans and a defined contribution plan and adoption of this statement is not expected to have a material effect on our results of operations or financial condition.

SAB 108 "The Effect of Prior-Years Errors on Current-Year Materiality
Evaluations"

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "The Effect of Prior-Years Errors on Current-Year Materiality Evaluations." SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We will implement the guidance in the fourth quarter of 2006. We are evaluating the impact, if any, that SAB No. 108 will have on our financial statements.

FSP AUG AIR-1 "Accounting for Planned Major Maintenance Activities"

In September 2006, the FASB issued FASB Staff Position ("FSP") AUG AIR-1, "Accounting for Planned Major Maintenance Activities." FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. An entity shall apply the same method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The guidance in this FSP is effective for the first fiscal year beginning after December 15, 2006. Adoption of this position is not expected to have a material effect on our results of operations or financial condition.

Outlook

Not applicable

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

                          Auction Date       Interest Rate
                       -----------------     -------------

                        January 25, 2006         4.49%
                       February 22, 2006         4.55%
                         March 22, 2006          4.69%
                         April 19, 2006          4.80%
                          May 17, 2006           5.05%
                         June 14, 2006           5.18%
                         July 12, 2006           5.35%
                         August 9, 2006          5.35%
                       September 6, 2006         5.29%
                        October 4, 2006          5.31%
                       November 1, 2006          5.30%

Chugach is exposed to market risk from changes in interest rates. A 100 basis-point change (up or down) would increase or decrease our interest expense by approximately $87,032 based on $87,032,099 of variable rate debt outstanding at September 30, 2006.

The following table provides information regarding principal payments on total debt by maturity date (dollars in thousands) as of September 30, 2006.

                                                                                                                   Fair
Total Debt*                       2006       2007       2008       2009       2010     Thereafter     Total       Value
------------------------        --------   --------   --------   --------   --------   ----------   ---------   ---------
Fixed rate debt                 $    500   $  2,000   $  2,000   $  2,000   $  1,500   $  270,000   $ 278,000   $ 290,729

Average interest rate               5.50%      5.50%      5.50%      5.50%      5.50%        6.39%       6.37%

Annual interest expense         $ 17,740   $ 17,628   $ 17,518   $ 17,405   $ 17,297   $   10,107

Variable rate debt                     0   $ 11,729   $  7,241   $  7,763   $  8,297   $   52,002   $  87,032   $  87,032

Average interest rate                          6.02%      5.55%      5.54%      5.55%        6.22%       6.01%

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

Chugach is in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as of December 31, 2007 as to the effectiveness of our controls. Subsequently, our independent registered public accounting firm, KPMG LLP, will be required to attest to whether our assessment of the effectiveness of our internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes Chugach maintained, in all material respects, effective internal controls over financial reporting as of December 31, 2008, as Chugach is considered a non-accelerated filer under Section 404 of the Sarbanes-Oxley Act of 2002. Chugach is in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for KPMG LLP to provide its attestation report. This process will continue to require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

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

In this suit, MEA asks the Court to hold that Chugach breached its bylaws in the manner in which it allocated capital credits in 1998 through 2003 and if the Amended Complaint is allowed by the Court, through 2004. MEA also asks the court to enjoin Chugach to re-calculate MEA's capital credits applying MEA's interpretation of Chugach's bylaws and in accordance with what MEA refers to as "generally accepted accounting practices for nonprofit cooperatives and cooperative principles". The suit also seeks damages in an unspecified amount to compensate MEA for the alleged breach of contract. The trial date has been rescheduled for January 16, 2007. Management is vigorously defending against the claim. The ultimate resolution of this matter is not currently determinable. In the opinion of management, an adverse outcome is not likely to have a material adverse effect on Chugach's results of operations, financial condition or liquidity because the matter relates primarily to issues of margin allocation among customers. No reserves have been established for this matter.

Matanuska Electric Association, Inc. v. State of Alaska, Regulatory Commission of Alaska, Superior Court Case No. 3AN-06-8243 Civil

On May 17, 2006, MEA appealed and on May 30, 2006, Homer Electric Association, Inc., (HEA) cross appealed the RCA's decision in Commission Docket No. U-04-102, see "Item 4 - Regulatory Matters - Docket No. U-04-102 (Revision to Current Depreciation Rates)." On appeal, MEA claims the Commission's decision dated January 10, 2006, to authorize Chugach to implement new depreciation rates as of January 1, 2005 constituted illegal retroactive ratemaking. MEA also contends that the Commission's reliance on avoidance of regulatory lag as a basis for its decision was improper. HEA's points on appeal challenge several decisions by the Commission on estimated lives of General Plant on the ground that there is not substantial evidence in the record to support such a decision. HEA and MEA both challenge the discovery rulings of the Commission. Chugach will join the State of Alaska in defending the Commission's rulings. No briefing schedule has been set.

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

Unbundled financial statements are an analytic tool developed by Chugach that separate the financial statements into two business units consisting of the Generation and Transmission (G&T) and the Distribution functions of the company. The unbundled financial statements reflect the operating results of each separate entity. Statements of Revenues, Expenses and Patronage Capital, Balance Sheets and Statements of Cash Flows are prepared monthly for each business unit. MEA's action is based on the result of Chugach's financial analysis showing intercompany receivable/payable entries on the unbundled balance sheets.

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

Chugach has moved to dismiss the first (declaratory judgment) and third (defamation) counts of the complaint. Oral argument on this motion occurred on October 13, 2006 and a decision on Chugach's motion to dismiss counts one and three of the complaint is expected soon. Trial is currently scheduled for June 2007.

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

Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc., Superior Court Case No. 3PA-06-1591 Civil

On August 7, 2006, MEA served Chugach with a Summons and Complaint requesting the Court grant MEA declaratory judgment, breach of contract and costs and attorney fees. MEA seeks a declaratory judgment that Chugach has wrongfully refused to grant MEA access to the books and records of the cooperative in violation of state statute, common law and Chugach bylaws. MEA also alleges that by refusing to grant access to these records, Chugach has breached its bylaws on which MEA bases a breach of contract claim against Chugach. MEA asks the Court to grant it access to, and the right to inspect and copy, unspecified Chugach's records and order Chugach to cooperate in facilitating MEA's inspection and copying of the same. Chugach has answered MEA's Complaint and believes the claims are without merit and will vigorously defend against them. Management is uncertain of the outcome of the proceeding before the Superior Court. The ultimate resolution of this matter is not currently determinable. In the opinion of management, an adverse outcome is not likely to have a material adverse effect on

Chugach's results of operations, financial condition or liquidity.

Chugach has certain additional litigation matters and pending claims that arise in the ordinary course of Chugach's business. In the opinion of management, no individual matter or the matters in the aggregate is likely to have a material adverse effect on Chugach's results of operations, financial condition or liquidity.

Item 1A. Risk Factors

Chugach's financial results will be impacted by weather, the economy of our service territory, fuel availability and prices, the future direction customers may take and the decisions of regulatory agencies. Our creditworthiness will be affected by national and international monetary trends, general market conditions and the expectations of the investment community, all of which are largely beyond our control. In addition, the following statements highlight risk factors that may affect our consolidated financial condition and results of operations. The statements below must be read together with factors discussed elsewhere in this document and in our other filings with the SEC.

Fuel and Purchased Power Surcharge Mechanism

The fuel and purchased power surcharge mechanism allows Chugach to reflect current fuel cost and to recover under-recoveries and refund over-recoveries with a three-month lag. If Chugach were to materially under-recover fuel costs, we may seek an increase in the surcharge to recover those costs at the time of the next fuel surcharge filing. During periods of significant increases in natural gas prices such as occurred in 2004 and 2005, Chugach realizes a lag in the ability to reflect unanticipated increases in fuel costs in its fuel and purchased power surcharge mechanism. As a result, cash flow may be impacted due to the lag in collection of fuel costs from customers. At September 30, 2006, Chugach had under-recovered $1.9 million and at December 31, 2005, Chugach had under-recovered $1.8 million. To the extent the regulated fuel recovery process does not provide for the timely recovery of fuel costs, Chugach could experience a material negative impact on its cash flows.

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

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Effective July 1, 2006, William R. Stewart, Interim Chief Executive Officer was appointed as Chugach's Chief Executive Officer. Mr. Stewart, age 59, is a 37-year employee of Chugach and has served in a variety of management positions including 20 years as a senior executive. Prior to being appointed Chief Executive Officer, Stewart held the positions of General Manager, Corporate Services Division, Sr. Vice President, Administration, Executive Manager, Corporate Services Division, Executive Manager, Administration, Division Director of Administration and Staff Assistant to the General Manager of Chugach.

Item 6. Exhibits

Exhibits:

               Employment Agreement between the Registrant and William
               R. Stewart dated effective July 1, 2006

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

                                   CHUGACH ELECTRIC ASSOCIATION, INC.

                                   By: /s/ William R. Stewart
                                       ----------------------
                                       William R. Stewart
                                       Chief Executive Officer

                                   Date: November 10, 2006

                                   By: /s/ Michael R. Cunningham
                                       -------------------------
                                       Michael R. Cunningham
                                       Chief Financial Officer

                                   Date: November 10, 2006

                                    EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number                          Description
--------------   -------------------------------------------------------

    10.54        Employment Agreement between the Registrant and William
                 R. Stewart dated effective July 1, 2006.

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