Form 10-K
period 2006-12-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2007-04-02
CIK 878004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10K

(Mark One)

     X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2006

or

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________     to       _________________________

Commission file number      33-42125

Chugach Electric Association, Inc.

(Exact name of registrant as specified in its charter)

Alaska	92-0014224

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5601 Electron Dr., Anchorage, Alaska	99518

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(907) 563-7494

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
___________________________________	___________________________________
___________________________________	___________________________________

Securities registered pursuant to Section 12(g) of the Act:
_____________________________________________________________________________________
(Title of class)

_____________________________________________________________________________________
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

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Act. ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

CHUGACH ELECTRIC ASSOCIATION, INC. 2006 Form 10-K Annual Report Table of Contents

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

                 Chugach is the largest electric utility in Alaska. We are engaged in the generation, transmission and distribution of electricity to approximately 79,700 active metered locations in the Anchorage and upper Kenai Peninsula areas. Through an interconnected regional electrical system, our energy is distributed throughout Alaska’s Railbelt, a 400-mile-long area stretching from the coastline of the southern Kenai Peninsula to the interior of the state, including Alaska’s largest cities, Anchorage and Fairbanks. Neither Chugach nor any other electric utility in Alaska has any connection to the electric grid of the mainland United States or Canada.

                Chugach is a rural electric cooperative that is exempt from federal income taxation as an organization described in Section 501(c)(12) of the Internal Revenue Code (Code). Alaska electric cooperatives must pay to the State of Alaska, a gross receipts tax in lieu of state and local ad valorem, income and excise taxes, a tax at the rate of $0.0005 per kWh of electricity sold in the retail market during the preceding year. This tax is accrued monthly and remitted annually. In addition, we currently collect a regulatory cost charge of $0.000364 per kWh of retail electricity sold. This charge is assessed to fund the operations of the Regulatory Commission of Alaska (RCA). This tax is collected monthly and remitted to the State of Alaska quarterly. We also collect sales tax on retail electricity sold to Kenai and Whittier consumers. This tax is also collected monthly and remitted to the Kenai Peninsula Borough quarterly. These taxes are a pass-through and thus do not impact our margins.

                Our workforce consists of approximately 348 full-time employees. Approximately 70% of our employees are members of the International Brotherhood of Electrical Workers (IBEW). We have three Collective Bargaining Agreements (CBA) with the IBEW, which expired on June 30, 2006. The Outside Agreement was approved by the Board of Directors in December 2006. Chugach and the union have continued to honor the prior Generation and Office and Engineering Agreements while new agreements are negotiated. We also have an agreement with Hotel Employees, Restaurant Employees (HERE), Local 878, which expired on June 30, 2006. The HERE agreement has been extended on a month-by-month basis through April 30, 2007 while current negotiations are continued. We believe our relationship with our employees is good.

                Through direct service to retail customers and indirectly through wholesale and economy energy sales, we provide some or all of the electricity used by approximately two-thirds of Alaska’s electric customers. We supply much of the power requirements of three wholesale customers, Matanuska Electric Association (MEA), Homer Electric Association (HEA) and the City of Seward (Seward). We sell available generating capacity in excess of our own needs to produce electric energy for sale to Golden Valley Electric Association, Inc. (GVEA). In addition, on a periodic basis, we provide electricity to Anchorage Municipal Light & Power (AML&P). AML&P has approximately 30,000 meters.

                Our members are the consumers of the electricity sold by us. As of December 31, 2006, we had 64,349 retail members receiving service at approximately 79,700 active metered locations and three major wholesale customers. No individual retail customer receives more than 5% of our power.

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

                We have 530 megawatts of installed generating capacity provided by 17 generating units at our five owned power plants: Beluga Power Plant, Bernice Lake Power Plant, International Generation and Transmission Power Plant (IGT), Cooper Lake Hydroelectric Plant and Eklutna Hydroelectric Project, in which we own a 30% interest. Approximately 84% (by rated capacity) of our generating capacity is fueled by natural gas, which we purchase under long-term gas contracts. The remainder of our generating resources are hydroelectric facilities. In 2006, 90% of our power was generated from gas, and 87% of that gas-fired generation took place at Beluga. The Bradley

Lake Hydroelectric Project provides up to 27.4 megawatts for our retail customers and up to 38.6 megawatts for our wholesale customers. For more information concerning Bradley Lake, see “Item 2 – Properties – Other Property – Bradley Lake.”  We also purchase approximately 40 megawatts from the Nikiski power plant on the Kenai Peninsula. We operate 1,657 miles of distribution line and 533 miles of transmission line, which includes 128 miles of leased transmission lines and Chugach’s share of the Eklutna transmission line. For the year ended December 31, 2006, we sold 2.8 billion kilowatt hours (kWh) of electrical power.

                Customer Revenue From Sales

                The following table shows the energy sales to and electric revenues from our retail, wholesale, and economy energy customers for the year ended December 31, 2006:

	MWh	2006 Revenues	Percent of Revenue

Direct retail sales:
Residential	564,969	$79,712,079	30%
Commercial	665,008	74,837,614	28%

Total	1,229,977	154,549,693	58%

Wholesale sales:
MEA	723,452	55,269,740	21%
HEA	478,129	34,799,775	13%
Seward	58,671	3,991,430	2%

Total	1,260,252	94,060,945	36%

Economy energy sales[1]	263,037	16,014,663	6%

Total from sales	2,753,266	264,625,301	100%

Miscellaneous energy revenue		2,917,412

Total energy revenues		$267,542,713

[1] Economy sales were made to GVEA and AML&P.

                Retail Customers

                Service Territory

                Our retail service area covers the populated areas of Anchorage (other than downtown Anchorage) as well as remote mountain areas and villages. The service area ranges from the northern Kenai Peninsula on the south, to Tyonek on the west, to Whittier on the east and to the Glenn Highway on the north.

                Customers

                As of December 31, 2006, we had 64,349 members being served by approximately 79,700 meters (some members are served by more than one meter). Our customers are primarily urban and suburban. The urban nature of our customer base means that we have a relatively high customer density per line mile. Higher customer density means that fixed costs can be spread over a greater number of customers. As a result of lower average costs attributable to each customer, we benefit from a greater stability in revenue, as compared to a less dense distribution system in which each individual customer would have a more significant impact on operating results. For the past five years no retail customer accounted for more than 5% of our revenues.

                Wholesale Customers

                We are the principal supplier of power to MEA, Seward and HEA under separate wholesale power contracts. For 2006, our wholesale power contracts, including the fuel component, produced $94.1 million in revenues, representing 36% of our total revenues and 46% of our total sales to customers.

                MEA and HEA

                We have two power sales contracts with Alaska Electric Generation & Transmission Cooperative, Inc., (AEG&T): one for firm, all-requirement sales to MEA and one for firm, partial- requirement sales to HEA. AEG&T is a generation and transmission cooperative that was formed by MEA and HEA in the mid 1980’s. Under each of these contracts, we sold power to AEG&T, for resale to MEA and HEA. On June 19, 2002, the RCA approved the request by Alaska Electric and Energy Cooperative, Inc. (AEEC) and AEG&T to transfer Certificate of Public Convenience and Necessity No. 345 to serve as the power supplier of HEA to AEEC, instead of AEG&T. HEA is the sole member of AEEC. As part of this transaction our power sales agreement was assigned to AEEC and the Nikiski dispatch agreement was assigned to HEA with certain exceptions with the remaining rights and obligations under the Dispatch Agreement being assigned to AEEC (see ensuing discussion on page 7). Chugach has not experienced a decline in revenue as a result of this transfer. Under our contracts, each of MEA and HEA is obligated to pay us for the power sold to AEG&T and AEEC even if AEG&T and AEEC do not pay.

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

                During the past several years, we have had numerous disputes and engaged in substantial litigation with MEA regarding many aspects of our contractual relationship with it. For a discussion of material pending litigation between MEA and us, see “Item 3 - Legal Proceedings.”

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

                Seward

                We currently provide nearly all the power needs of the City of Seward. Sales to Seward represent approximately 2.5% of Chugach’s total sales of energy (including both retail and wholesale). In February 1998, we entered into a power sales agreement (Old Contract) with Seward that allowed us to interrupt service to Seward up to 12 times per year, not to exceed seventy-two cumulative hours annually and also reduce the demand charge by 1/3 (approximately $350,000 annually). This agreement was scheduled to expire January 31, 2006. The RCA granted a four-month extension to May 31, 2006, of the old contract to allow the parties to complete negotiations on a new contract.

                Negotiations with Seward were successful and on April 14, 2006, Chugach filed a request for approval by the RCA of a proposed new power sales agreement with the City of Seward (2006 Agreement) with a nominal effective date of June 1, 2006. The proposed contract was for five years with two automatic five-year extensions unless notice of termination is given by either party and resulted in a 5 percent increase in revenues in relation to the Old Contract.

                The 2006 Agreement is an interruptible, all-requirements/no reserves contract. It has many of the attributes of firm service, especially in the requirement that so long as Chugach has sufficient power available, it must meet Seward’s needs for power. However, service is interruptible because Chugach is under no obligation to supply or plan for generation capacity reserves to supply Seward and there is no limit on the number of times or hours per year that the supply can be interrupted.

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

                Approval of the new Agreement was contested by Chugach’s wholesale customer, MEA and Chugach’s wholesale customer HEA also intervened in the proceeding. A hearing was set to begin November 30, 2006. Chugach filed a Motion for Summary Disposition. The Motion was granted in part and citing this decision, MEA withdrew from the case.

                The remaining parties entered into a stipulation, accepted by the RCA, to allow additional RCA review of the agreement before an automatic extension of the agreement, which is permitted after the first five years of the term of the agreement. On the basis of the stipulation, the Commission cancelled the hearing and the 2006 Agreement with Seward was approved as amended.

                Economy Customers

                Since 1989, we have sold economy (non-firm) energy to GVEA under an agreement that expires in 2009. Under the agreement, we use available generating capacity in excess of our own needs to produce electric energy for sale to GVEA, which uses that energy to serve its own loads in place of more expensive energy that it would otherwise generate itself or purchase from other sources. We purchase gas from Marathon Oil Company (Marathon) to produce energy for sale to GVEA, and we charge GVEA a rate sufficient to recover the gas cost, the costs of incremental operations and maintenance expense resulting from increased use of our generators for GVEA, and an agreed-upon margin for each kWh sold.

                In 2000, the RCA approved an amendment to our agreement with GVEA and a settlement of an inter-utility dispute. As a result, the market for economy energy sold to GVEA has now been divided into two parts. The larger part continues to be governed by a contractual priority right under our agreement with GVEA. Under this contractual priority right provision, if GVEA requires non-firm energy in sufficient quantities, we have an opportunity to sell and GVEA has a corresponding obligation to purchase two-thirds of the first 450,000 MWh and an additional 80% of the excess over 450,000 MWh of the non-firm energy that GVEA purchases each year if we are capable of producing that energy. Under the above contractual priority right provision, non-firm sales to GVEA have been 261,177 MWH, 294,054 MWh, and 206,451 MWh for 2006, 2005, and 2004, respectively. For sales not covered by the contractual priority right, no seller enjoys a contractual priority in making such sales and GVEA makes purchases from the seller offering the lowest competitive price.

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

                We expect to continue to recover changes in our fuel and purchased power expenses through routine fuel surcharge filings with the RCA. See “Item 7 - Management’s Discussion and Analysis - Results of Operations – Overview.”

                The Amended and Restated Indenture, which became effective January 22, 2003, governs all of our outstanding bonds and requires us to set rates expected to yield margins for interest equal to at least 1.10 times total interest expense. The CoBank Master Loan Agreement also requires Chugach to establish and collect rates reasonably expected to yield margins for interest equal to at least 1.10 times total interest expense. On February 6, 2003, we received Order U-01-108(26) from the RCA, based on our 2000 test year general rate case, that revised our overall rate-making TIER from 1.35 to 1.30. For the year ended December 31, 2006, our achieved TIER was 1.41.

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

                The Kenai Peninsula is south of Anchorage with an economy substantially independent of the Anchorage area. The most significant basic industry on the Kenai Peninsula is the production and processing of petroleum products from the Cook Inlet region. Agrium, a producer and marketer of agricultural nutrients and industrial products, located on the Kenai Peninsula, temporarily ceased operation in October of 2006, but expects to resume operation in April or May of 2007 depending on gas availability. If Agrium is unable to obtain favorably-priced additional natural gas, Agrium may be forced to permanently cease production at the Kenai facility. This loss could have a negative effect on the economy of the Kenai Peninsula. Other important basic industries include tourism and fish harvesting and processing. Principal communities on the Kenai Peninsula are Homer, Seward, Kenai and Soldotna.

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

                Load Forecasts

                The following table sets forth our projected load forecasts for the next five years:

Load (MWh)	2007	2008	2009	2010	2011

Retail	1,240,246	1,261,024	1,279,225	1,296,658	1,313,358
Wholesale	1,251,975	1,247,471	1,274,856	1,277,679	1,305,637
Economy	252,517	250,000	150,000	100,000	100,000
Losses	147,095	148,744	151,191	152,786	155,122

Total	2,891,833	2,907,239	2,855,272	2,827,123	2,874,117

                Retail and wholesale sales are expected to increase over the next five years primarily due to economic growth resulting from continued federal and state spending, and the expansion of the Matanuska-Susitna Borough economy as it grows to meet a rapid increase in population that live in the Matanuska-Susitna Borough and work in Anchorage. Our firm energy requirements are expected to grow at an average annual compounded rate of 1.2% from 2007 to 2011, retail sales at a rate of 1.4% and wholesale sales at a rate of 1.1%. Economy energy sales beyond 2007 are reduced to a historical planning average. Long-term economy sales are difficult to project due to the uncertainty in the price of petroleum-distillate naphtha, GVEA’s primary fuel type. Economy sales are further reduced in 2009 due to the expiration of Chugach’s economy sales agreement with GVEA in 2009. These projections are based on assumptions that management believes to be reasonable as of the date the projections were made. The occurrence of a significant change in any of the assumptions would affect change in the sales forecast.

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

Fuel and Purchased Power Surcharge Mechanism

                The fuel and purchased power surcharge mechanism allows Chugach to recover its current fuel and purchased power costs and to recover under-recoveries and refund over-recoveries from prior periods with minimal regulatory lag. Chugach’s fuel surcharge rates are adjusted through quarterly filings with the Regulatory Commission of Alaska, which sets the rates on projected costs, sales and system operations for the quarter. Any under or over recovery of costs is incorporated into the following quarterly surcharge. At December 31, 2006, Chugach had over-recovered $300.6 thousand and at December 31, 2005, Chugach had under-recovered $1.8 million. To the extent the regulated fuel recovery process does not provide for the timely recovery of fuel costs, Chugach could experience a material negative impact on its cash flows.

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

Item 1B – Unresolved Staff Comments

None

Item 2 - Properties

                General

                We have 530 megawatts of installed capacity consisting of 17 generating units at five power plants. These include 385.0 megawatts of operating capacity at the Beluga facility on the west side of Cook Inlet; 67.5 megawatts of power at the Bernice Lake facility on the Kenai Peninsula; 46.7 megawatts of power at IGT in Anchorage; and 19.2 megawatts at the Cooper Lake facility, which is also on the Kenai Peninsula. We also own rights to 11.7 megawatts of capacity from the two Eklutna Hydroelectric Project generating units that we jointly own with MEA and AML&P. In addition to our own generation, we purchase power from the 126 megawatt Bradley Lake hydroelectric project owned by the Alaska Energy Authority (AEA) through the Alaska Industrial Development and Export Authority. The Bradley Lake facility is operated by HEA and dispatched by us. The Beluga, Bernice Lake and International facilities are all fueled by natural gas. We own our offices and headquarters, located adjacent to IGT in Anchorage. We also lease warehouse space for some generation, transmission and distribution inventory (including a small amount of office space).

                Generation Assets

                We own the land and improvements comprising our generating facilities at Beluga and IGT. We also own all improvements comprising our generating plant at Bernice Lake, located on land leased from HEA. The Bernice Lake ground lease expires in 2011. We are in the process of reviewing the lease.

                The Cooper Lake Hydroelectric Project is partially located on federal land. The Project is operated pursuant to a major project license granted to us by the Federal Energy Regulatory Commission (FERC) in May 1957. The current license expires in 2007. On April 22, 2005, Chugach filed its Final License Application (FLA), with FERC, seeking a 50-year license for the Project. On August 31, 2005, Chugach filed an Offer of Settlement reflecting a settlement agreement with the affected agencies, non-governmental organizations and others that resolves all major issues surrounding a new 50-year license. On February 28, 2006, FERC issued its formal acceptance of the FLA and settlement agreement for filing and notice that the FLA is ready for environmental analysis. We anticipate that a new license will be issued in the second quarter of 2007. Until that time, we will continue operation of the Project pursuant to the existing license terms and conditions.

                In 1997, we acquired a 30% interest in the Eklutna Hydroelectric Project. The plant is located on federal land pursuant to a United States Bureau of Land Management right-of-way grant issued in October 1997.

                Our principal generation units are Beluga 3, 5, 6, 7 and 8. These units have a combined capacity of 345.8 MW and meet most of our load. All other units are used principally as reserve. While the Beluga turbine-generators have been in service for many years, they have been maintained in good working order with periodic upgrades. Beluga Unit 3 had a combustion inspection performed in 2004, and a hot gas path inspection in 2005. Beluga Unit 5 had a combustion inspection in 2004 and a major inspection in 2005. In 2006 Beluga Unit 5 required a second combustion inspection in addition to an annual inspection and a generator inspection. Beluga Unit 6 was re-powered in 2000 and had annual inspections in 2004 and 2005, and a major inspection in 2006. Beluga Unit 7 was re-powered in 2001 and had its first major inspection in 2004. Annual inspections were performed on Beluga Unit 7 in 2005 and 2006. Beluga Unit 8, a steam turbine, received routine annual inspections in 2004 and 2006, as well as a 25,000-hour inspection in 2005.

The following matrix depicts nomenclature, run hours for 2006 and percentages of contribution and other historical information for all Chugach generation units.

Facility		Commercial Operation Date	Nomenclature	Rating (MW)(1)	Run Hours (2006)	Percent of Total Run Hours	Percent of Time Available

Beluga Power Plant(3)
	1	1968	GE Frame 5	19.6	404.5	0.8	96.5
	2	1968	GE Frame 5	19.6	385.4	0.7	96.7
	3	1972	GE Frame 7	64.8	7,332.9	12.3	93.7
	5	1975	GE Frame 7	68.7	7,157.3	11.3	83.8
	6	1975	AP 11DM-EV	79.2	7,486.0	15.7	85.5
	7	1978	AP 11DM-EV	80.1	8,368.3	15.3	95.5
	8	1981	BBC DK021150(2)	53.0	8,025.4	14.5	91.9

Bernice Lake Power Plant				385.0
	2	1971	GE Frame 5	19.0	0.2	0.0	95.9
	3	1978	GE Frame 5	26.0	2,099.0	2.4	85.6
	4	1981	GE Frame 5	22.5	2,063.2	3.2	97.0

Cooper Lake Hydroelectric Plant				67.5
	1	1960	BBC MV 230/10	9.6	7,636.0	11.4	99.8
	2	1960	BBC MV 230/10	9.6	7,591.6	11.6	99.8

IGT Power Plant				19.2
	1	1964	GE Frame 5	14.1	132.0	0.5	94.9
	2	1965	GE Frame 5	14.1	178.4	0.3	89.2
	3	1969	Westinghouse 191G	18.5	54.2	0.1	87.1

Eklutna Hydroelectric Plant(4)				46.7
	1	1955	Newport News	5.8	N/A(5)	N/A(5)	98.37
	2	1955	Oerlikon custom	5.9	N/A(5)	N/A(5)	98.17

				11.7

				530.1	58,914.4	100.00

System Total

(1)	Capacity rating in MW at 30 degrees Fahrenheit.

(2)	Steam-turbine powered generator with heat provided by exhaust from natural-gas fueled Units 6 and 7 (combined-cycle).

(3)	Beluga Unit 4 and Bernice Lake Unit 1 were retired during 1994.

(4)	The Eklutna Hydroelectric Plant is jointly owned by Chugach, MEA and AML&P. The capacity shown is our 30% share of the plant’s output.

(5)	Because Eklutna Hydroelectric Plant is managed by a committee of the three owners, we do not record run hours or in-commission rates.

Note: GE = General Electric, BBC = Brown Boveri Corporation, AP = Alstom Power
14

                Transmission and Distribution Assets

                As of December 31, 2006, our transmission and distribution assets included 41 substations and 533 miles of transmission lines, which included 128 miles of leased transmission lines and Chugach’s share of the Eklutna transmission line, 924 miles of overhead distribution lines and 733 miles of underground distribution line. We own the land on which 20 of our substations are located and a portion of the right-of-way connecting our Beluga plant to Anchorage. As part of our 1997 acquisition of 30% of the Eklutna facility, we also acquired a partial interest in two substations and additional transmission facilities.

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

                Other Property

                Bradley Lake. We are a participant in the Bradley Lake hydroelectric project, which is a 126 megawatt rated capacity hydroelectric facility near Homer on the southern end of the Kenai Peninsula that was placed into service in September 1991. The project is nominally scheduled below 90 megawatts to minimize losses and ensure system stability. We have a 30.4% (27.4 megawatts as currently operated) share in the Bradley Lake project’s output, and take Seward’s and MEA’s shares which we net bill to them, for a total of 45% of the project’s capacity. We are obligated to pay 30.4% of the annual project costs regardless of project output.

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

                The length of our Bradley Lake power sales agreement is fifty years from the date of commercial operation of the facility (September 1991) or when the revenue bond principal is repaid, whichever is the longer. The agreement may be renewed for successive forty-year periods or for the useful life of the project, whichever is shorter. We believe that our maximum annual liability for our take-or-pay obligations is approximately $5.0 million. We believe that so long as this project produces power taken by us for our use that this expense will be recoverable through the fuel and purchased power surcharge mechanism. The share of Bradley Lake indebtedness for which we are responsible is approximately $39 million. Upon the default of a participant, and subject to certain other conditions, AEA is entitled to increase each participant’s share of costs and output pro rata, to the extent necessary to compensate for the failure of the defaulting participant to pay its share, provided that no participant’s percentage share is increased by more than 25%.

                Eklutna.  We purchased a 30% undivided interest in the Eklutna Hydroelectric Project from the federal government in 1997. MEA owns 17% of the Eklutna Hydroelectric Project. The power MEA purchases from the Eklutna Hydroelectric Project is pooled with our purchases and sold back to MEA to be used in meeting MEA’s overall power requirements. AML&P owns the remaining 53% undivided interest in the Eklutna Hydroelectric Project.

                Fuel Supply

                For 2006, 90% of our power was generated from gas, and 87% of that gas-fired generation took place at Beluga.

                Our primary sources of natural gas are the Beluga River Field producers (ConocoPhillips Alaska, Inc., AML&P, Chevron) and Marathon. ConocoPhillips, AML&P and Chevron each own one-third of the gas produced from the Beluga River Field and in 2006 provided approximately equal shares of the Beluga gas. We have approximately 228 billion cubic feet (BCF) of remaining gas committed to us from Marathon and the Beluga River Field producers (including Period 3 gas). We currently use approximately 27 BCF of natural gas per year for firm service. We estimate that our contract gas will last 4 to 12 years. Under almost all circumstances the deliverability supplied under our contracts is sufficient to meet all the needs of the Beluga Plant.

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

                During Period 2, which began in June 1996 and continues until the earlier of the delivery of 180 BCF of natural gas or December 31, 2013, we are entitled to take delivery of up to 180 BCF of natural gas (60 BCF per Beluga River Field producer). During this period, we are required to take 60% of our total fuel requirements at Beluga from the three Beluga River Field producers, exclusive of gas purchased at Beluga under the Marathon contract for use in making sales to GVEA or certain other wholesale purchasers. The price for gas during this period under the ConocoPhillips and AML&P contracts is approximately 88% of the price of gas under the Marathon contract (described below) ($4.3946 per thousand cubic feet (MCF) on January 1, 2007), plus taxes. The price during this period under the Chevron contract is approximately 110% of the price of gas under the Marathon contract (described below) ($5.4933 per MCF on January 1, 2007), plus taxes.

                During Period 3 under the Beluga River Field producers’ contracts, which begins on the earlier of December 31, 2013, or the end of Period 2 (approximately November 2011), we may become entitled to take delivery of up to 120 BCF of natural gas (40 BCF per producer). Whether any gas will be taken in Period 3, and the price and take requirements with respect thereto, are to be determined in good faith negotiation prior to November 2007. Chugach is currently exploring sources for future supplies of natural gas.

                Marathon

                We entered into a requirements contract with Marathon in September 1988 for an initial commitment of 215 BCF. The contract expires on the earlier of December 31, 2015, or the date on which Marathon has delivered to us a volume of gas in total, which equals or exceeds 215 BCF, which we currently expect to occur by mid-2010. The base price for gas under the Marathon contract is $1.35 per MCF, adjusted quarterly to reflect the percentage change between the preceding twelve-month period and a base period in the average closing prices of New York Mercantile Exchange (NYMEX) Light, Sweet Crude Oil Futures, the Producer Price Index for

natural gas, and the Consumer Price Index for heating fuel oil. The price on January 1, 2007, exclusive of taxes, was $4.9939 per MCF.

                Under the terms of the Marathon contract, Marathon generally provides the gas required for sales to GVEA, all of our requirements at Bernice Lake, International and Nikiski and 40% of the requirements at Beluga, not related to sales to GVEA. Marathon also has a right of first refusal to provide additional gas under any sales agreements that we may enter into with electric utilities we do not currently serve. The terms of the Marathon contract also gave Marathon a right to provide additional volumes in the period following depletion of the initial commitment of 215 BCF. On June 13, 2001, we were notified that Marathon would not commit to supply any additional volumes under the contract. Chugach and Marathon are currently negotiating for a new contract to supply additional volumes.

                ENSTAR

                ENSTAR Natural Gas Company (ENSTAR) has a tariff to transport our gas purchased from the Beluga River Field producers or Marathon on a firm basis to our IGT Power Plant at a transportation rate of $0.63 per MCF. The agreement contains a fixed monthly charge of $2,840 for firm service.

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

                New Clean Air Act regulations impacting electric utilities may result from future events or may result from new regulatory programs that may be established to address problems such as global warming. While we cannot predict whether any new regulation would occur or its limitation, it is possible that new laws or regulations could increase our capital and operating costs. We have obtained or applied for all Clean Air Act permits currently required for the operation of our generating facilities.

                Chugach recently was notified of the Alaska Department of Environmental Conservation’s tentative finding that two Beluga River turbines may be subject to a federal Clean Air Act requirement to install Best Available Retrofit Technology (“BART”) to reduce visibility impairment in national parks and wilderness areas. The Department has requested comments on its tentative finding. Chugach believes that none of its generating units are subject to the BART requirement, and intends to file comments documenting that contention. Should the Department reach a final decision that the Beluga turbines are subject to the BART requirement, the Department would proceed to impose new emission limits based on the best system of emission reduction achievable, taking into account the cost of compliance, the visibility improvement that would result from the use of such technology, and other factors. Over the next 12 months the Department will develop regulations to implement the BART requirement. The financial impact of these regulations will depend on a series of decisions, beginning with the Department’s threshold determination of whether the two Beluga River turbines are subject to the BART requirement.

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

                On April 29, 2002, MEA appealed to the Alaska Supreme Court the Superior Court’s dismissal of its claims related to Chugach’s financial management and Chugach’s decision not to bring its base rate action to the Joint Committee before filing with the RCA. Chugach cross-

appealed the Superior Court’s decision not to also dismiss the financial management claim on jurisprudential and res judicata grounds. The Alaska Supreme Court, on October 8, 2004, upheld Chugach’s right to not bring its base rate action to the Joint Committee before filing with the RCA. But the Court rejected Chugach’s cross-appeal and reversed the Superior Court’s decision dismissing MEA’s financial management claim. The Supreme Court remanded that claim to the Superior Court for further proceedings.

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

                On February 16, 2007, the Alaska Supreme Court issued a unanimous opinion affirming the Superior Court’s grant of summary judgment in favor of Chugach on the question of whether Chugach’s actions with regard to its use of the rate lock were consistent with prudent utility practices and sound financial management. The Supreme Court held that these issues had previously been put before and decided by the RCA. The Court stated the RCA had 1) noted Chugach’s use of financial advisors and the Chugach Board’s use of an independent consultant before entering into the rate lock; 2) found that it was reasonable for Chugach to be concerned about the risk or rising interest rates, and this warranted the use of the hedging mechanism; and held that the RCA’s determination that Chugach’s actions were reasonable was essential to the RCA’s decision to allow Chugach to recover rate lock expenses by amortizing them. The Supreme Court held that because the issues were vigorously contested before the RCA, it is fair to apply the doctrine of collateral estoppel to the question whether Chugach complied with prudent utility practice and concluded that the Superior Court’s grant of summary judgment was appropriate based on collateral estoppel grounds.

                Chugach’s will now seek payment from MEA for Chugach’s recoverable costs and attorney’s fees of approximately $115,300.

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

                On February 17, 2006, MEA filed a Motion to File an Amended Complaint and an Amended Complaint in this case. The proposed Amended Complaint was identical to MEA’s initial Complaint except for changes made to accommodate one new claim. The new claim challenges Chugach’s failure to provide MEA with a capital credit allocation for 2004.

                In this suit, MEA asked the Court to hold that Chugach breached its bylaws in the manner in which it allocated capital credits in 1998 through 2004. MEA also asked the Court to enjoin Chugach to re-calculate MEA’s capital credits applying MEA’s interpretation of Chugach’s bylaws and in accordance with what MEA referred to as “generally accepted accounting practices for nonprofit cooperatives and cooperative principles”. The suit also sought damages in an unspecified amount to compensate MEA for the alleged breach of contract.

                On December 8, 2006, the Court granted Chugach summary judgment dismissing six of the eight claims MEA alleged. The Court did not allow MEA to amend its complaint to add its new claim involving Chugach’s 2004 capital credit allocations, which meant that only two of MEA’s claims survived. On December 27, 2006, MEA agreed to dismiss its remaining two claims, release any claims it might have based on Chugach’s capital credit allocations for the years 1998 – 2004 and abandon its right to appeal the Court’s summary judgment decisions. In exchange, Chugach agreed to release its right to recover any of the attorney’s fees and costs it incurred in defending the case.

Matanuska Electric Association, Inc. v. State of Alaska, Regulatory Commission of Alaska, Superior Court Case No. 3AN-06-8243 Civil

                On May 17, 2006, MEA appealed and on May 30, 2006, Homer Electric Association, Inc., (HEA) cross appealed the RCA’s decision in Commission Docket No. U-04-102, see “Results of Operations – Docket No. U-04-102 (Revision to Current Depreciation Rates).” On appeal, MEA claims the Commission’s decision dated January 10, 2006, to authorize Chugach to implement new depreciation rates as of January 1, 2005 constituted illegal retroactive ratemaking. MEA also contends that the Commission’s reliance on avoidance of regulatory lag as a basis for its decision was improper. HEA’s points on appeal challenge several decisions by the Commission on estimated lives of General Plant on the ground that there is not substantial evidence in the record to support such a decision. HEA and MEA both challenge the discovery rulings of the Commission. Chugach will join the State of Alaska in defending the Commission’s rulings. No briefing schedule has been set.

                The ultimate resolution of this matter is not currently determinable. In the opinion of management, an adverse outcome is not likely to have a material adverse effect on Chugach’s results of operations, financial condition or liquidity. No reserves have been established for this matter.

Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc., Superior Court Case No. 3PA-06-1295 Civil

                On May 17, 2006, MEA filed suit against Chugach in Superior Court asserting three claims. In this action, MEA contends that by publishing unbundled financial statements Chugach has in effect stated that MEA owes Chugach a debt. Chugach denies having made statements to this effect. Unbundled financial statements are an analytic tool developed by Chugach that separate the financial statements into two business units consisting of the Generation and Transmission (G&T) and the Distribution functions of the company. The unbundled financial statements reflect the operating results of each separate entity. Statements of Revenues, Expenses and Patronage Capital, Balance Sheets and Statements of Cash Flows are prepared monthly for each business unit. MEA’s action is based on the result of Chugach’s financial analysis showing intercompany receivable/payable entries on the unbundled balance sheets.

                The first of MEA’s claims is that it is entitled to declaratory judgment to the effect that MEA does not owe a debt to Chugach or to Chugach’s Distribution function. Second, MEA claims that Chugach has breached its Bylaws and the Power Sales Agreement under which Chugach is obligated to sell MEA power and by publishing its unbundled financial analysis and seeks a declaration that Chugach’s actions violate the Bylaws and the Power Sales Agreement. MEA also asks for an injunction against further assertions, which Chugach denies having made, that MEA owes Chugach or Chugach’s Distribution function a debt. Finally, MEA seeks damages, including punitive damages, to punish Chugach and deter it from continuing to publish the analysis.

                Chugach moved to dismiss the first (declaratory judgment) and third (defamation) counts of the complaint. Following oral argument, the court denied Chugach’s motion to dismiss the declaratory judgment claim and granted Chugach’s motion to dismiss the defamation claim.

                With respect to the declaratory judgment claim, the court indicated that it needed to look beyond the pleadings to determine whether Chugach’s publications suggest that MEA owes a substantial debt to Chugach. Trial is currently scheduled for June 2007.

                The ultimate resolution of this matter is not determinable. In the opinion of management, an adverse outcome is not likely to have a material adverse effect on Chugach’s results of operations, financial condition or liquidity. No reserves have been established for this matter.

Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc., Superior Court Case No. 3PA-06-1591 Civil

                On August 7, 2006, MEA served Chugach with a Summons and Complaint requesting the Court grant MEA declaratory judgment, breach of contract and costs and attorney fees. MEA sought a declaratory judgment that Chugach has wrongfully refused to grant MEA access to the books and records of the cooperative in violation of state statute, common law and Chugach bylaws. MEA also alleged that by refusing to grant access to these records, Chugach has breached its bylaws on which MEA bases a breach of contract claim against Chugach. Chugach answered MEA’s complaint denying these allegations. MEA filed a motion for summary judgment, requesting entry of an order declaring that Chugach has wrongfully denied MEA’s records request; Chugach has cross-moved for summary judgment based on the fact that MEA has never presented Chugach with a sufficient demand and that Chugach has never denied MEA access to any records to which it is entitled. On March 7, 2007, the court issued an ordering requiring Chugach, within 30 days of the Order, to identify and make available to MEA for inspection and copying all books and records relevant to MEA’s request. The Court further ordered that the parties work out a reasonable time and place for MEA’s review and copying of these records. Chugach is presently considering its options with regard to this Order.

                The ultimate resolution of this matter is not currently determinable. In the opinion of management, an adverse outcome is not likely to have a material adverse effect on Chugach’s results of operations, financial condition or liquidity.

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

Item 4 – Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not Applicable
23

Item 6 - Selected Financial Data The following tables present selected historical information relating to financial condition and results of operations for the years ended December 31:

Balance Sheet Data	2006	2005	2004	2003	2002

Electric plant, net:
In service	$439,268,514	$435,474,237	$442,552,526	$453,706,406	$450,480,385

Construction work in Progress	20,254,298	32,505,401	25,278,388	16,560,438	20,224,302

Electric plant, net	459,522,812	467,979,638	467,830,914	470,266,844	470,704,687

Other assets	103,517,336	97,155,862	91,523,673	88,524,659	99,510,187

Total assets	$563,040,148	$565,135,500	$559,354,587	$558,791,503	$570,214,874

Capitalization:
Long-term debt	350,803,530	364,532,099	363,357,786	384,289,179	389,834,179

Equities and margins	150,716,100	145,039,152	138,998,799	134,216,122	127,477,895

Total capitalization	501,519,630	509,571,251	$502,356,585	$518,505,301	$517,312,074

Summary Operations Data

Operating revenues	$267,542,713	$225,697,349	$201,246,615	$184,032,413	$171,944,918

Operating expenses	234,969,329	194,823,965	173,340,037	156,153,029	149,369,936

Interest expense, net	24,010,874	22,586,054	21,491,865	22,710,828	26,230,825

Amortization of gain on refinancing	0	0	0	0	188,082

Net operating margins	8,562,510	8,287,330	6,414,713	5,168,556	(3,467,761)

Nonoperating margins	1,476,549	1,227,401	1,187,743	1,084,564	1,451,611

Assignable margins	$10,039,059	$9,514,731	$7,602,456	$6,253,120	$(2,016,150)

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

Results of Operations

                Overview

                Margins.  We operate on a not-for-profit basis and, accordingly, seek only to generate revenues sufficient to pay operating and maintenance costs, the cost of purchased power, capital expenditures, depreciation and principal and interest on our indebtedness and to provide for reserves. These amounts are referred to as “margins.” Patronage capital, the retained margins of our members, constitutes our principal equity.

                 Times Interest Earned Ratio  (TIER). Alaska electric cooperatives generally set their rates on the basis of TIER. TIER is determined by dividing the sum of assignable margins plus long-term interest expense (excluding capitalized interest) by long-term interest expense (excluding capitalized interest). Chugach’s authorized TIER for rate-making purposes on a system basis is 1.30, which was ordered by the RCA in Order U-01-108(26). Chugach’s achieved TIER since 2004 has exceeded the ratemaking TIER. During those years, Chugach’s overall achieved TIER reflects load growth and cost control. In addition Chugach’s achieved TIER reflects non-operating margins that are not generated by electric rates. We manage our business with a view toward achieving a TIER of 1.20 or greater. We achieved TIERs for the past five years as follows:

Year	TIER

2006	1.41
2005	1.42
2004	1.35
2003	1.27
2002	0.92*

* The 2002 TIER was adversely affected by Order U-01-108(26) we received on February 6, 2003, from the RCA. See “Management’s Discussion and Analysis – Results of Operations – Overview – Rate Regulation and Rates.”

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

                There were no base rate changes for our retail and wholesale customers in 2006, 2005 and 2004.

Docket No. U-04-102 (Revision to Current Depreciation Rates)

                In 2004, Chugach implemented new depreciation rates based on an update of the 1999 Depreciation Study utilizing Electric Plant in Service balances as of December 31, 2002. The 2002 Depreciation Study resulted in an increase to 2004 depreciation expense, which was not material to the financial statements. The 2002 Depreciation Study was submitted to the RCA for approval on November 19, 2004, resulting in the RCA opening a docket to review the proposed new rates. Chugach, however, implemented the new rates effective January 1, 2004. Chugach did not request a change in electric rates charged to customers based on the proposed revisions to depreciation rates.

                On March 9, 2005, the RCA ruled in Order No. 2 that depreciation rates may not be implemented without prior approval of the RCA.

                On September 21, 2005, the RCA issued Order No. 8 requiring Chugach to adjust its underlying 2004 financial records to reflect the results as if Chugach had not implemented unapproved rates. In November of 2005, Chugach reversed the 2004 depreciation expense and depreciation reserves that were previously recorded using the 2002 Depreciation Study rates and calculated 2004 depreciation expense for all categories of plant using the 1999 Depreciation Study rates as approved by the RCA in Docket U-01-108. The adjustment was not material to Chugach’s financial statements.

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

                Wholesale customers MEA and HEA were active in the proceeding. Subsequently, MEA filed an appeal of the RCA’s decision in Superior Court, see “Item 3 – Legal Proceedings – Matanuska Electric Association, Inc. v. State of Alaska, Regulatory Commission of Alaska, Superior Court Case No. 3AN-06-8243 Civil.”

      Seward Contract request for review and approval

                We currently provide nearly all the power needs of the City of Seward. Sales to Seward represent approximately 2.5% of Chugach’s total sales of energy (including both retail and wholesale). In February 1998, we entered into a power sales agreement (Old Contract) with Seward that allowed us to interrupt service to Seward up to 12 times per year, not to exceed seventy-two cumulative hours annually and also reduce the demand charge by 1/3 (approximately $350,000 annually). This agreement was scheduled to expire January 31, 2006. The RCA granted a four-month extension to May 31, 2006, of the old contract to allow the parties to complete negotiations on a new contract.

                Negotiations with Seward were successful and on April 14, 2006, Chugach filed a request for approval by the RCA of a proposed new power sales agreement with the City of Seward (2006 Agreement) with a nominal effective date of June 1, 2006. The proposed contract was for five years with two automatic five-year extensions unless notice of termination is given by either party and resulted in a 5 percent increase in revenues in relation to the Old Contract.

                The 2006 Agreement is an interruptible, all-requirements/no reserves contract. It has many of the attributes of firm service, especially in the requirement that so long as Chugach has sufficient power available, it must meet Seward’s needs for power. However, service is interruptible because Chugach is under no obligation to supply or plan for generation capacity reserves to supply Seward and there is no limit on the number of times or hours per year that the supply can be interrupted.

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

                Approval of the new Agreement was contested by Chugach’s wholesale customer, MEA and Chugach’s wholesale customer HEA also intervened in the proceeding. A hearing was set to begin November 30, 2006. Chugach filed a Motion for Summary Disposition. The Motion was granted in part and citing this decision, MEA withdrew from the case.

                The remaining parties entered into a stipulation, accepted by the RCA, to allow additional RCA review of the agreement before an automatic extension of the agreement which is permitted after the first five years of the term of the agreement. On the basis of the stipulation, the Commission cancelled the hearing and the 2006 Agreement with Seward was approved as amended.

       Docket No. U-06-134 (2005 Test Year General Rate Case)

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

                Chugach expects the case to be fully adjudicated by January 1, 2008, assuming no appeals or other delay in the regulatory process.

                The Commission permitted intervention from Chugach’s wholesale customers and the Regulatory Affairs and Public Advocacy (RAPA) section within the Attorney General’s office of the State of Alaska. It also permitted intervention of a single Chugach retail member.

                A scheduling order was issued on January 23, establishing a hearing schedule to adjudicate the case and discovery from the intervenors in the case has been on-going since mid December 2006. The hearing is currently scheduled to occur in August 2007.

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

Years ended December 31, 2006, compared to the years ended December 31, 2005, and December 31, 2004

Margins

Our margins for the years ended December 31 were as follows:

	2006	2005	2004

Net Operating Margins	$8,562,510	$8,287,330	$6,414,713
Non-Operating Margins	$1,476,549	$1,227,401	$1,187,743

Assignable Margins	$10,039,059	$9,514,731	$7,602,456

                The increase in assignable margins in 2006 of $524.3 thousand, or 5.5%, was due primarily to increased retail and wholesale kWh sales offset in part by non-operating expenses, including administrative, general and interest expense. The increase in assignable margins in 2005 of $1.9 million, or 25%, was due primarily to increased sales offset in part by higher operating expenses and a decrease in transmission and administrative and general expense.

                Non-operating margins include interest income, allowance for funds used in construction, capital credits and patronage capital allocations. Non-operating margins increased $249.1 thousand, or 20.3% in 2006 from 2005 due primarily to an increase in interest income caused by a higher than average cash balance during the year and higher interest rates. Non-operating margins did not materially change in 2005 from 2004.

                Revenues

                Operating revenues include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues. In 2006, operating revenues were $41.8 million, or 18.5% higher than in 2005 due to increased retail and wholesale kWh sales as well as higher fuel costs recovered in revenue through the fuel surcharge mechanism. Retail sales did not significantly change from 2005, however, total retail revenues increased due to higher fuel costs recovered in revenue through the fuel surcharge mechanism. With regard to wholesale revenues, actual sales to MEA increased due to increased economic activity while sales to Seward decreased due to an avalanche, which cut the 69 kW line, that required Seward to rely on its own generation in the first quarter of 2006. HEA revenue increased due to increased fuel costs recovered in revenue through the fuel surcharge mechanism. Economy energy sales decreased in 2006 from 2005 primarily due to GVEA purchasing less from Chugach due to periodic unavailability of our units.

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

                Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to MEA, HEA and SES contributed approximately $25 million, $24 million and $24 million to Chugach’s fixed costs for the years ended December 31, 2006, 2005 and 2004, respectively. The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the years ended December 31, 2006, 2005 and 2004.

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue

	2006	2005	% Variance	2006	2005	% Variance	2006	2005	% Variance

Retail
Residential	$49.8	$47.1	5.8%	$29.9	$21.7	37.6%	$79.7	$68.8	15.8%
Small Commercial	$8.8	$8.4	5.2%	$6.2	$4.5	38.2%	$15.0	$12.9	16.7%
Large Commercial	$29.6	$29.3	0.9%	$28.8	$20.8	38.7%	$58.4	$50.1	16.6%
Lighting	$1.3	$1.3	(1.0%)	$0.1	$0.1	0.0%	$1.4	$1.4	(0.9%)
Total Retail	$89.5	$86.1	4.0%	$65.0	$47.1	38.1%	$154.5	$133.2	16.0%

Wholesale
HEA	$10.3	$10.3	(0.5%)	$24.5	$18.4	33.3%	$34.8	$28.7	21.2%
MEA	$19.1	$18.3	4.4%	$36.1	$25.1	44.3%	$55.3	$43.4	27.5%
SES	$1.1	$1.0	6.8%	$2.9	$2.3	26.6%	$4.0	$3.3	20.6%
Total Wholesale	$30.5	$29.7	2.8%	$63.6	$45.7	39.0%	$94.1	$75.4	24.8%

Economy Sales	$4.0	$4.4	(8.0%)	$12.0	$9.7	n/a	$16.0	$14.1	13.6%
Miscellaneous	$2.9	$3.0	(3.5%)	$0.0	$0.0	n/a	$2.9	$3.0	(3.5%)

Total Revenue	$126.9	$123.1	3.1%	$140.6	$102.6	37.1%	$267.5	$225.7	18.5%

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the years ended December 31, 2005, and 2004.

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue

	2005	2004	% Variance	2005	2004	% Variance	2005	2004	% Variance

Retail
Residential	$47.1	$47.9	(1.7%)	$21.7	$17.7	22.8%	$68.8	$65.6	4.9%
Small Commercial	$8.4	$8.3	1.0%	$4.5	$3.6	24.6%	$12.9	$11.9	8.0%
Large Commercial	$29.3	$29.3	0.0%	$20.8	$16.5	25.9%	$50.1	$45.8	9.4%
Lighting	$1.3	$1.3	0.0%	$0.1	$0.1	(0.0%)	$1.4	$1.4	0.9%
Total Retail	$86.1	$86.8	(0.7%)	$47.1	$37.9	24.3%	$133.2	$124.7	6.8%

Wholesale
HEA	$10.3	$10.2	1.2%	$18.4	$14.6	25.9%	$28.7	$24.8	15.8%
MEA	$18.3	$17.3	5.7%	$25.1	$19.8	26.5%	$43.4	$37.1	16.9%
SES	$1.0	$1.0	2.3%	$2.3	$1.9	21.2%	$3.3	$2.9	14.1%
Total Wholesale	$29.7	$28.5	3.6%	$45.7	$36.3	26.3%	$75.4	$64.8	16.3%

Economy Sales	$4.4	$3.0	44.9%	$9.7	$5.9	n/a	$14.1	$8.9	58.4%
Miscellaneous	$3.0	$2.8	6.4%	$0.0	$0.0	n/a	$3.0	$2.8	8.0%
Total Revenue	$123.1	$121.1	1.6%	$102.6	$80.1	28.0%	$225.7	$201.2	12.1%
30

The major components of our operating revenue for the year ending December 31 were as follows:

	2006	2006	2005	2005	2004	2004

	Sales (kWh)	Revenue	Sales (kWh)	Revenue	Sales (kWh)	Revenue

Retail	1,229,977	$154,549,693	1,216,808	$133,180,178	1,225,049	$124,736,765
Wholesale
HEA	478,129	34,799,775	499,510	28,718,393	477,256	24,790,344
MEA	723,452	55,269,740	688,885	43,363,549	658,208	37,164,894
Seward	58,671	3,991,430	63,353	3,309,570	62,176	2,850,001
Economy energy	263,037	16,014,663	294,129	14,101,797	206,835	8,867,625
Other	N/A	2,917,412	N/A	3,023,862	N/A	2,836,986

Total revenue	2,753,266	$267,542,713	2,762,685	$225,697,349	2,629,524	$201,246,615

                We make economy sales to GVEA. These sales commenced in 1989 and have contributed to our growth in operating revenues. We do not take such economy sales into consideration in our long-range resource planning process because these sales are non-firm sales that depend on GVEA’s need for additional energy and our available generating capacity at the time. In 2006, 2005, and 2004, economy sales to GVEA constituted approximately 6.0%, 6.0%, and 5.0%, respectively, of our sales revenues. The decrease in economy sales in 2006 from 2005 was due to GVEA purchasing less from Chugach due to periodic unavailability of our units. The increase in economy sales in 2005 from 2004 was due to GVEA’s higher fuel costs than Chugach’s, which made it more economical for GVEA to purchase power from Chugach rather than generate its own.

Expenses

The major components of our operating expenses for the years ended December 31 were as follows:

	2006	2005	2004

Fuel	$120,280,509	$84,776,131	$64,113,474
Power production	15,050,338	15,005,786	15,378,858
Purchased power	25,979,919	23,664,412	20,579,992
Transmission	6,283,845	5,847,648	6,526,684
Distribution	12,134,087	11,780,502	11,723,316
Consumer accounts	4,982,313	5,227,478	5,308,353
Administrative, general and other	21,728,555	20,272,291	21,719,908
Depreciation	28,529,763	28,249,717	27,989,452

Total operating expenses	$234,969,329	$194,823,965	$173,340,037

                Fuel

                Chugach recognizes actual fuel expense. Fuel expense increased by $35.5 million, or 41.9%, in 2006 from 2005 due to higher fuel prices as well as higher volume purchases. In 2006, Chugach used 27,006,822 MCF of fuel at an average effective price of $4.74 per MCF. Fuel expense increased by $20.7 million, or 32%, in 2005 from 2004 due to the same reasons discussed above. In 2005, Chugach used 26,728,140 MCF of fuel at an average effective price of $3.50 per MCF. In 2004, Chugach used 25,024,954 MCF of fuel at an average effective price of $2.56 per MCF.

                Power Production

                Power production expense did not materially change in 2006 from 2005. Power production expense did not materially change in 2005 from 2004.

Purchased Power

                Purchased power costs increased by $2.3 million, or 9.8%, in 2006 from 2005 due to higher fuel costs. In 2006, Chugach purchased 475,909 MWH of energy at an average effective price of 5.19 cents per kWh. Purchased power costs increased $3.1 million, or 15%, in 2005 from 2004 due to higher fuel costs. In 2005, Chugach purchased 560,376 MWH of energy at an average effective price of 4.03 cents per kWh. In 2004, Chugach purchased 581,103 MWH of energy at an average effective price of 3.36 cents per kWh.

                Transmission

                Transmission expense increased $436.2 thousand, or 7.5%, in 2006 from 2005 due to an increase in transmission substation maintenance performed in 2006. Transmission expense decreased $679.0 thousand, or 10%, in 2005 from 2004 due to a decrease in transmission substation maintenance performed in 2005.

                Distribution

                Distribution expense increased $353.6 thousand, or 3.0%, primarily due to an increase in labor associated with substation, overhead line and street light maintenance and a new labor contract. Distribution expense did not materially change in 2005 from 2004.

                Consumer Accounts

                Consumer accounts expense decreased by $245.2 thousand, or 4.7%, in 2006 from 2005 primarily due to a decrease in professional services associated with television safety advertising. Consumer accounts expense did not materially change in 2005 from 2004.

                Administrative, General and Other

                Administrative, general and other expenses increased $1.5 million, or 7.2%, in 2006 from 2005 due primarily to a $1.6 million write-off of obsolete inventory and cancelled projects as well as a $950.9 thousand increase in injuries and damages primarily due to an accrual for an insurance claim. The increases were offset by a $1.0 million decrease in labor as a result of retirements and unfilled positions in 2006 compared to 2005.

                Administrative, general and other expenses decreased $1.4 million, or 7%, in 2005 from 2004 due primarily to a $463.2 thousand decrease in labor due to several vacant positions and an $851.6 thousand decrease in workers compensation claims charged to the administrative, general and other expense category and a $241.9 thousand decrease in property insurance, due in part to a membership credit Chugach received upon renewal. These decreases, however, were offset by a $419.2 thousand increase in Operations and technical support and legal professional services. Operations and technical support’s increase was due to network security, testing and benchmarking expenses and legal department’s professional services increase was due to expenses associated with labor relations, the Joint Action Agency and the 2002 Depreciation study.

                Depreciation

                Depreciation expense did not materially change in 2006 from 2005. We use remaining life rates set forth in the most recent depreciation study. In 2003 an update of the 1999 Depreciation Study was completed utilizing Electric Plant in Service balances as of December 31, 2002. The RCA approved the study with certain changes to the proposed depreciation rates. Chugach revised its depreciation rates effective January 1, 2005, to reflect the new depreciation rates. The impact on Chugach’s financial statements to depreciation expense was a decrease of $1.0 million, however, this was offset by the increase in depreciation expense due to the closeout of several projects. Therefore, depreciation expense did not vary materially in 2005 from 2004.

                Interest

                Interest on long-term obligations increased by $1.1 million, or 4.6%, in 2006 from 2005 due to higher variable interest rates. Interest on long-term obligations increased by $1.4 million, or 6%, in 2005 from 2004 due to higher variable interest rates.

                Interest on short-term borrowing decreased $46.6 thousand, or 100%, in 2006 from 2005 due to the line of credit not being utilized during 2006. Interest on short-term borrowing increased $46.6 thousand, or 100%, in 2005 from 2004 due to the use of the line of credit in the first quarter of 2005.

                Interest charged to construction decreased $395.9 thousand, or 46.9%, in 2006 from 2005 due to a lower balance in Construction Work In Progress (CWIP), as well as the early completion of the Beluga Unit 6 C inspection.

                Interest charged to construction increased by $352.4 thousand, or 72%, in 2005 from 2004 due to a higher average balance in CWIP caused by the continued construction of the South Anchorage Substation project. Net interest expense includes interest on long-term obligations and short-term obligations, reduced by interest charged to construction.

                Patronage Capital (Equity)

                The following table summarizes our patronage capital and total equity position for the years ended December 31:

	2006	2005	2004

Patronage capital at beginning of year	$136,185,378	$130,750,269	$126,341,413
Retirement of capital credits	(5,106,817)	(4,079,622)	(3,193,600)
Assignable margins	10,039,059	9,514,731	7,602,456

Patronage capital at end of year	141,117,620	136,185,378	130,750,269
Other equity[1]	9,598,480	8,853,774	8,248,530

Total equity at end of year	$150,716,100	$145,039,152	$138,998,799

[1] Other equity includes memberships, donated capital and gain on capital credit retirements.

                We credit to our members all amounts received from them for the furnishing of electricity in excess of our operating costs, expenses and provision for reasonable reserves. These excess amounts (i.e., assignable margins) are considered capital furnished by the members, and are credited to their accounts and held by us until such future time as they are retired and returned without interest. Approval of distributions of these amounts to members, also known as capital credits, is at the discretion of our Board of Directors. We currently have a practice of retiring patronage capital on a first-in, first-out basis for retail customers. The Board of Directors may also return capital credits to former members and estates who have requested early retirements at discounted rates under a discounted capital credits retirement plan authorized by the Board in September 2002. Chugach retired $5,106,817, $4,079,622, and $3,193,600 in capital credits for the years ended December 31, 2006, 2005, and 2004, respectively. Prior to 2000, wholesale capital credits had been retired on a 10-year cycle pursuant to an approved capital credit retirement program, which was contained in the Chugach business plan. However, in 2000 we implemented a plan to return the capital credits of wholesale and retail customers on a 15-year rotation.

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

                Under our Master Loan Agreement with CoBank, Chugach is prohibited from making any distribution of patronage capital to Chugach’s customers if an event of default under the Master Loan Agreement exists. Otherwise, Chugach may make distributions to Chugach’s members in each year equal to the lesser of 5% of Chugach’s patronage capital or 50% of assignable margins for the prior fiscal year. This restriction does not apply if, after the distribution, Chugach’s aggregate equities and margins as of the end of the immediately preceding fiscal quarter are equal to at least 30% of Chugach’s total liabilities and equities and margins.

                The table below sets forth a five-year summary of anticipated capital credit retirements based on 50% of prior year’s margins retirement criteria:

Year Ending	Total

2007	$5,000,000
2008	$4,500,000
2009	$4,000,000
2010	$4,500,000
2011	$5,000,000

Changes in Financial Condition

                Assets

                Total assets decreased $2.1 million, or 0.4%, from December 31, 2005, to December 31, 2006. The decrease was due in part to an $8.5 million, or 1.8%, decrease in net utility plant due to depreciation expense in excess of extension and replacement of plant. Fuel cost under-recovery decreased $1.8 million, or 100%, due to over-collection for prior quarter’s fuel cost, which created a payable instead of a receivable at year end as well as a $805.7 thousand, or 7.6%, decrease in cash and cash equivalents. These decreases were offset by a $5.5 million, or 20%, increase in accounts receivable due to higher fuel costs being billed through the fuel surcharge mechanism, and a $1.6 million, or 6.8%, increase in materials and supplies due to the purchase of inventory items associated with generation and distribution in preparation for scheduled maintenance in 2007. The decreases were also offset by a $2.2 million, or 11.4%, increase in deferred charges related to the addition of the Beluga Gas Compression project.

                Liabilities

                Total liabilities decreased by $7.3 million, or 1.8%, in 2006 as compared to 2005. Major contributors to this change include a $13.7 million, or 3.8%, decrease in long-term obligations due to the principal payments made on CoBank 2, 3 and 4 and the 2002 Series B bonds. Also, fuel payable decreased by $2.0 million due to the timing of fuel payments made it 2006 as compared to those made in 2005. Other notable changes to total liabilities in 2006 as compared to 2005 include a $1.1 million, or 35.5%, increase in other current liabilities primarily due to an increase in State and Municipal Undergrounding Ordinance charges. Accruals for accounts payable amounted to $710 thousand, or 7.4%, increase due to invoices received but not paid at

December 31, 2006. Accruals for potential adjustments to salaries, wages and benefits increased liabilities by $648 thousand, or 12.1%, at year-end 2006.

                Equities and Margins

                Total margins and equities increased $5.7 million, or 3.9%, in 2006 as compared to 2005 due to a $4.9 million, 3.6%, net increase in patronage capital ($10.0 million increase in margins coupled with a $5.1 million retirement of Retail Capital Credits). Other contributors to this increase included a $697 thousand, or 9.2%, increase in other margins and equities attributed to addition of unclaimed capital credits from the 2005 retirement of patronage capital and $350.7 thousand of discounted capital credits retained as inactive members chose to take early retirement of their patronage from Chugach.

                Inflation

                We do not believe that inflation has a significant effect on our operations.

Contractual Obligations and Commercial Commitments

The following are Chugach’s contractual and commercial commitments as of December 31, 2006: Contractual cash obligations: (In thousands)

Payments Due By Period

	Total	2007	2008-2009	2010-2011	Thereafter

Long-term debt	$364,532	$13,729	$19,004	$168,640	$163,159
Long-term interest expense[1]	139,282	23,828	43,040	40,800	31,614
Short-term debt[2]	0	0	0	0	0
Bradley Lake[3]	59,901	3,730	7,427	7,390	41,354
Capital Credit Retirements[4]	23,000	5,000	8,500	9,500	0

Total	$586,715	$46,287	$77,971	$226,330	$236,127

[1] Long-term interest expense includes estimated fixed and variable rates. The variable rates are forecasted using actual December 31, 2006 rates for CoBank 3, 4 and 5 and the 2002 Series B bonds. For further discussion on interest expense see footnote 8 in the accompanying “Notes to Financial Statements

[2] At December 31, 2006, Chugach had $58 million in lines of credit available with various financial institutions, which fund capital requirements. At December 31, 2006, there was no outstanding balance on the lines of credit, therefore, the available borrowing capacity under these lines of credit was $58 million.

[3] Estimated annual cost

[4] Anticipated capital credit retirements for the next five years. All capital credit retirements require Board approval.

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

                Our primary sources of natural gas are the Beluga River Field producers and Marathon Oil Company (See “Item 2-Properties-Fuel Supply-Beluga River Field Producers/Marathon.”) We have contracts with each of these producers with varying expiration dates that generally require us to purchase from them all of our fuel requirements for our Beluga plant. The current phase of these contracts expires in mid-2011 based on current gas volume takes. Our fuel costs vary due to the impact of the energy future indices used to index the price of fuel and are inherently difficult to predict. We pass fuel costs directly to our wholesale and retail customers through the fuel surcharge mechanism (See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Fuel Surcharge.”)

Liquidity And Capital Resources

                We satisfy our operational and capital cash requirements primarily through internally generated funds, a $50 million line of credit from National Rural Utilities Cooperative Finance Corporation (NRUCFC), which will expire October 15, 2007, and a $7.5 million line of credit with CoBank, ACB (CoBank), which expires October 31, 2007, subject to renewal at the discretion of the parties. Chugach had maintained a $20 million line of credit with CoBank. On October 27, 2005, Chugach reduced the line of credit to $7.5 million due to a decrease in short-term borrowing projections. Management intends to extend both the NRUCFC and CoBank lines of credit in 2007 for substantially the same borrowing capacities. At December 31, 2006, there was no outstanding balance with CFC or CoBank and it was not utilized during 2006.

                Principal maturities and sinking fund payments of our outstanding indebtedness at December 31, 2006 are set forth below:

Year Ending December 31	Sinking Fund Requirements	Principal maturities	Total

2007	$5,500,000	$8,228,569	$13,728,569
2008	5,900,000	3,340,725	9,240,725
2009	6,300,000	3,463,358	9,763,358
2010	6,700,000	3,097,157	9,797,157
2011	157,100,000	1,743,149	158,843,149
Thereafter	129,500,000	33,659,141	163,159,141

	$311,000,000	$53,532,099	$364,532,099

                During 2006 we spent approximately $19.4 million on capital-construction projects, net of reimbursements, which includes interest capitalized during construction. We develop five-year capital improvement plans that are updated every year. Our capital improvement requirements are based on long-range plans and other supporting studies and are executed through the five-year capital improvement program. Set forth below is an estimate of capital expenditures for the years 2007 through 2011 as contained in the Capital Improvement Plan (CIP), which was approved on December 19, 2006:

Year	Estimated Expenditures

2007	$ 39.5 million
2008	$ 24.6 million
2009	$ 14.7 million
2010	$ 24.5 million
2011	$ 14.1 million

                We expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 2007.

                Outlook

                Chugach faces several challenges in 2007 as we move towards procuring new, more efficient power generation facilities. The choice facing Chugach is whether to build and own the new generation or purchase power from another entity. In any event, it is clear this new generation is needed to fulfill current as well as future needs. Our current generating fleet is aging and less fuel-efficient than newer technology. Savings will be realized in decreased maintenance of plant and increased fuel efficiency. The Chugach board of directors will deliberate this important step and reach a conclusion early in 2007.

                Procuring a new long-term natural gas supply is also in the forefront of Chugach planning in 2007. Negotiations are currently underway with several natural gas producers with negotiations targeted for a November 2007 conclusion. A close eye will be kept on the progress of a potential North Slope natural gas pipeline being constructed in 2007.

                A decision on the general rate case based on the 2005 test year is anticipated at the end of or shortly following year-end 2007. A successful conclusion to this rate action will mean more equitable electric rates being charged to Generation and Transmission (G& T) customers and Distribution (D) customers in the future. It will also mean a more balanced return being realized by the G&T side of Chugach’s business.

Ratings

Our bond ratings with Moody’s Investors Service, Fitch Investor Service and Standard & Poors Ratings Services remained unchanged in 2006 at A2, A- Stable and A- Stable, respectively.
38

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

Critical Accounting Policies

                Our accounting and reporting policies comply with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that affect results of operations and reported amounts of assets and liabilities in the financial statements. Significant accounting policies are described in Note 1 to the financial statements (See “Item 8 -Financial Statements and Supplementary Data.”). Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach’s financial condition and results of its operations, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP. For all of these policies management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with Chugach’s Audit Committee. The following policies are considered to be critical accounting policies for the year ended December 31, 2006.

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

                Allowance for Doubtful Accounts

                We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances, historical bad debt reserves, historical percent of retail revenue that has been deemed uncollectible, changes in our collections process and regulatory requirements. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. If their financial condition improves, allowances may be reduced. Such allowance changes could have a material effect on our consolidated financial condition and results of operations.

                Estimated Useful Life of Utility Plant

                We determine the estimated useful life of utility plant based on a depreciation study that is completed every three years and approved by the RCA.

                New Accounting Standards

                Implementation of Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”

                In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors.

                We completed our analysis and adopted SAB 108 as of January 1, 2006. Implementation of SAB 108 did not have a material impact on our results of operations, financial position, and cashflows.

                SFAS 155 “Accounting for Certain Hybrid Instruments”

                In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standard “(SFAS”) No. 155, “Accounting for Certain Hybrid Instruments”, which is an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Chugach will begin application of SFAS No. 155 on January 1, 2007, and does not expect it to have a material affect on our results of operations, financial position, and cash flows.

                SFAS 156 “Accounting for Servicing of Financial Assets”

                In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability is initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. Chugach will begin application of SFAS No. 156 on January 1, 2007, and does not expect it to have a material affect on our results of operations, financial position, and cash flows.

                SFAS 157 “Fair Value Measurements”

                In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. In addition, this statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies when other accounting pronouncements require fair value measurement; it does not require new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Chugach will begin application of SFAS No. 157 on January 1, 2008, and does not expect it to have a material affect on our results of operations, financial position, and cash flows.

                SFAS 158 “Employers” Accounting for Defined Pension and Other Postretirement Plans

                In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.

                The Statement is effective for public entities for fiscal years ending after December 15, 2006 (December 31, 2006 financial statements for public entities with a calendar year end), and for nonpublic entities for fiscal years ending after June 15, 2007.

                Chugach maintains only multi-employer plans and a defined contribution plan and adoption of this statement did not have a material effect on our results of operations or financial condition.

                FSP AUG AIR-1 “Accounting for Planned Major Maintenance Activities”

                In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The Staff Position is effective for fiscal years beginning after December 31, 2006. Chugach is currently evaluating the impact this Staff Position may have on our results of operations or financial condition. Chugach does not accrue in advance for planned major maintenance activities.

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

                Interest Rate Risk

                The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of December 31, 2006:

Total Debt[1]	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Fixed rate	$2,000	$2,000	$2,000	$1,500	$150,000	$120,000	$277,500	$288,579

Average interest rate	5.50%	5.50%	5.50%	5.50%	6.55%	6.20%	6.37%

Annual interest expense	$17,628	$17,518	$17,405	$17,297	$17,265	$8,668

Variable rate	$11,729	$7,241	$7,763	$8,297	$8,843	$43,159	$87,032	$87,032

Average interest rate	6.05%	5.56%	5.57%	5.55%	5.57%	6.41%	6.05%

[1] Includes current portion

                Chugach is exposed to market risk from changes in interest rates. A 100 basis-point change (up or down) would increase or decrease our interest expense by approximately $870,320, based on $87,032,000 of variable debt outstanding at December 31, 2006.

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

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors
Chugach Electric Association, Inc.

We have audited the accompanying balance sheets of Chugach Electric Association, Inc. as of December 31, 2006 and 2005, and the related statements of operations, changes in equities and margins , and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chugach Electric Association, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLC

March 9, 2007
Anchorage, Alaska

Chugach Electric Association, Inc. Balance Sheets December 31, 2006 and 2005

Assets	2006	2005

Utility Plant (notes 1d, 3, 11 and 12):
Electric plant in service	$787,005,028	$762,859,198

Construction work in progress	20,254,298	32,505,401

Total utility plant	807,259,326	795,364,599

Less accumulated depreciation	(347,736,514)	(327,384,961)

Net utility plant	459,522,812	467,979,638

Other property and investments, at cost:
Nonutility property	24,461	24,461

Investments in associated organizations (note 4)	11,888,530	11,883,053

Total other property and investments	11,912,991	11,907,514

Current assets:
Cash and cash equivalents, including repurchase agreements of $10,496,037 in 2006 and $11,446,907 in 2005	9,844,914	10,650,594

Special deposits	206,191	216,191

Fuel cost under-recovery (note 1o)	0	1,781,833

Accounts receivable, less provision for doubtful accounts of $586,221 in 2006 and $398,321 in 2005	32,899,571	27,436,278

Materials and supplies	25,424,493	23,809,691

Prepayments	1,487,966	1,801,104

Other current assets	280,562	282,939

Total current assets	70,143,697	65,978,630

Deferred charges, net (notes 5 and 13)	21,460,648	19,269,718

Total assets	$563,040,148	$565,135,500

See accompanying notes to financial statements.
45

Chugach Electric Association, Inc. Balance Sheets (continued) December 31, 2006 and 2005

Liabilities, Equities and Margins	2006	2005

Equities and margins (notes 6 and 7):
Memberships	$1,297,633	$1,250,398

Patronage capital	141,117,620	136,185,378

Other	8,300,847	7,603,376

Total equities and margins	150,716,100	145,039,152

Long-term obligations, excluding current installments (notes 8 and 9):

Bonds payable	305,500,000	311,000,000

National Bank for Cooperatives promissory notes payable	45,303,530	53,532,099

Total long-term obligations	350,803,530	364,532,099

Current liabilities:
Current installments of long-term obligations (notes 8 and 9)	13,728,569	8,325,687

Accounts payable	10,308,668	9,598,958

Consumer deposits	2,217,613	1,980,285

Fuel cost over-recovery (note 1o)	300,567	0

Accrued interest	6,364,100	6,360,652

Salaries, wages and benefits	6,021,473	5,373,496

Fuel	16,158,783	18,123,139

Other current liabilities	4,112,020	3,035,915

Total current liabilities	59,211,793	52,798,132

Deferred credits (note 5)	2,308,725	2,766,117

Total liabilities, equities and margins	$563,040,148	$565,135,500

See accompanying notes to financial statements.
46

Chugach Electric Association, Inc. Statements of Operations Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Operating revenues (notes 1n, 2 and 13)	$267,542,713	$225,697,349	$201,246,615

Operating expenses:

Fuel (note 13)	120,280,509	84,776,131	64,113,474

Power production (note 1o)	15,050,338	15,005,786	15,378,858

Purchased power	25,979,919	23,664,412	20,579,992

Transmission	6,283,845	5,847,648	6,526,684

Distribution	12,134,087	11,780,502	11,723,316

Consumer accounts	4,982,313	5,227,478	5,308,353

Administrative, general and other	21,728,555	20,272,291	21,719,908

Depreciation	28,529,763	28,249,717	27,989,452

Total operating expenses	234,969,329	194,823,965	173,340,037

Interest expense:

On long-term obligations	24,459,852	23,384,316	21,984,371

On short-term obligations	0	46,649	0

Charged to construction-credit	(448,978)	(844,911)	(492,506)

Net interest expense	24,010,874	22,586,054	21,491,865

Net operating margins	8,562,510	8,287,330	6,414,713

Nonoperating margins:

Interest income	879,481	560,418	453,606

Capital credits, patronage dividends and other	597,068	666,983	734,137

Total nonoperating margins	1,476,549	1,227,401	1,187,743

Assignable margins	$10,039,059	$9,514,731	$7,602,456

See accompanying notes to financial statements.
47

Chugach Electric Association, Inc. Statements of Changes in Equities and Margins Years Ended December 31, 2006, 2005 and 2004

	Memberships	Other Equities and Margins	Patronage Capital	Total

Balance, January 1, 2004	$1,155,818	$6,718,891	$126,341,413	$134,216,122

Assignable margins	0	0	7,602,456	7,602,456
Retirement of capital credits	0	0	(3,193,600)	(3,193,600)
Unclaimed capital credit retirements	0	261,111	0	261,111
Memberships and donations received	46,720	65,990	0	112,710

Balance, December 31, 2004	1,202,538	7,045,992	130,750,269	138,998,799

Assignable margins	0	0	9,514,731	9,514,731
Retirement of capital credits	0	0	(4,079,622)	(4,079,622)
Unclaimed capital credit retirements	0	282,479	0	282,479
Memberships and donations received	47,860	274,905	0	322,765

Balance, December 31, 2005	1,250,398	7,603,376	136,185,378	145,039,152

Assignable margins	0	0	10,039,059	10,039,059
Retirement of capital credits	0	0	(5,106,817)	(5,106,817)
Unclaimed capital credit retirements	0	346,821	0	346,821
Memberships and donations received	47,235	350,650	0	397,885

Balance, December 31, 2006	$1,297,633	$8,300,847	$141,117,620	$150,716,100

See accompanying notes to financial statements.
48

Chugach Electric Association, Inc. Statements of Cash Flows Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Cash flows from operating activities:
Assignable margins	$10,039,059	$9,514,731	$7,602,456

Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation and amortization	31,494,702	30,341,574	31,586,948
Capitalized interest	(1,328,459)	(993,499)	(571,013)
Property (gains) losses, net	(13,919)	57,202	(11,190)
Write-off of deferred charges	406,239	0	217,665
Investments in associated organizations	(108,989)	(114,596)	(386,661)

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(5,463,293)	(3,695,895)	(4,928,184)
Fuel cost under-recovery	1,781,833	(1,781,833)	2,032,730
Materials and supplies	(1,614,802)	(118,182)	(1,802,715)
Prepayments	313,138	(995,434)	652,979
Special deposits/other	115,889	(21,824)	102,122
Deferred charges	(4,873,727)	(810,692)	(854,481)

Increase (decrease) in liabilities:
Accounts payable	709,710	1,114,809	213,266
Provision for rate refund	0	0	(671,071)
Consumer deposits	237,328	32,774	112,759
Fuel cost over-recovery	300,567	(2,714,345)	2,714,345
Accrued interest	3,448	158,883	35,979
Salaries, wages and benefits	647,977	(157,244)	644,140
Fuel	(1,964,356)	5,203,516	3,912,865
Other liabilities	1,076,105	2,213,492	630,640
Deferred credits	(264,655)	(143,138)	(92,314)

Net cash provided by operating activities	31,493,795	37,090,299	41,141,265

Investing activities:
Extension and replacement of plant	(19,418,940)	(27,462,144)	(27,810,212)

Net cash used in investing activities	(19,418,940)	(27,462,144)	(27,810,212)

Financing activities:
Net transfer of restricted construction funds	0	0	488,846
Repayments of long-term obligations	(8,325,687)	(6,431,393)	(10,545,000)
Memberships and donations received	744,706	605,244	373,821
Retirement of patronage capital and estate payments	(5,106,817)	(4,079,622)	(3,193,600)
Net receipts of consumer advances for construction	(192,737)	463,206	(1,175,202)

Net cash used in financing activities	(12,880,535)	(9,442,565)	(14,051,135)

Net changes in cash and cash equivalents	(805,680)	185,590	(720,082)

Cash and cash equivalents at beginning of period	$10,650,594	$10,465,004	$11,185,086

Cash and cash equivalents at end of period	$9,844,914	$10,650,594	$10,465,004

Supplemental disclosure of non-cash investing and financing activities Retirement of plant	$8,240,458	$6,980,227	$15,419,893

Supplemental disclosure of cash flow information - interest expense paid, excluding amounts capitalized	$24,086,565	$22,427,171	$21,354,036

See accompanying notes to financial statements.
49

Chugach Electric Association, Inc. Notes to Financial Statements December 31, 2006 and 2005

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

Chugach operates on a not-for-profit basis and, accordingly, seeks only to generate revenues sufficient to pay operating and maintenance costs, the cost of purchased power, capital expenditures, depreciation, and principal and interest on all indebtedness and to provide for reserves. Chugach is subject to the regulatory authority of the Regulatory Commission of Alaska (RCA).

b. Management Estimates

In preparing the financial statements, management of Chugach is required to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the reporting period. Critical estimates include allowance for doubtful accounts and the estimated useful life of utility plant. Actual results could differ from those estimates.

c. Regulation

The accounting records of Chugach conform to the Uniform System of Accounts as prescribed by the Federal Energy Regulatory Commission (FERC). Chugach meets the criteria, and accordingly, follows the accounting and reporting requirements of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71).

SFAS No. 71 provides for the recognition of regulatory assets and liabilities as allowed by regulators for costs or credits that are reflected in current rates or are considered probable of being included in future rates. The regulatory assets or liabilities are then relieved as the cost or credit is reflected in rates.
50

Chugach Electric Association, Inc. Notes to Financial Statements December 31, 2006 and 2005

(1)	Description of Business and Significant Accounting Policies (continued)

d. Utility Plant and Depreciation

Additions to electric plant in service are recorded at original cost of contracted services, direct labor and materials, indirect overhead charges and capitalized interest. For property replaced or retired, the book value of the property, plus removal cost, less salvage, is charged to accumulated provision for depreciation. Renewals and betterments are capitalized, while maintenance and repairs are charged to expense as incurred. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), utility plant is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Depreciation and amortization rates have been applied on a straight-line basis and at December 31 are as follows:

	Annual Depreciation Rate Ranges

	2005-2006			2004

Steam production plant	2.55%	–	3.24%	2.55%	–	2.80%
Hydraulic production plant	1.63%	–	2.94%	0.04%	–	1.56%
Other production plant	3.32%	–	9.81%	2.67%	–	7.62%
Transmission plant	1.72%	–	5.26%	1.50%	–	4.24%
Distribution plant	2.10%	–	9.98%	2.13%	–	9.22%
General plant	2.23%	–	27.25%	2.21%	–	20.40%
Other	2.75%	–	2.75%	2.35%	–	2.75%

Chugach uses remaining life rates set forth in the most recent depreciation study. In 2004, Chugach implemented new depreciation rates based on an update of the 1999 Depreciation Study utilizing Electric Plant in Service balances as of December 31, 2002. In an order dated January 10, 2006, the RCA approved the study with certain changes to the proposed depreciation rates and allowed Chugach to revise its depreciation rates effective January 1, 2005 to reflect the new depreciation rates. The impact on Chugach’s financial statements for the year ended December 31, 2005 was a decrease of $1,000,000 to depreciation expense with a corresponding increase to assignable margins.
51

Chugach Electric Association, Inc. Notes to Financial Statements December 31, 2006 and 2005

(1)	Description of Business and Significant Accounting Policies (continued)

e. Capitalized Interest

Allowance for funds used during construction (AFUDC) and interest charged to construction - credit (IDC) are the estimated costs during the period of construction of equity and borrowed funds. AFUDC is a non-cash credit, which represents the estimated cost of funds used to finance the construction of utility plant. AFUDC is applied to all projects during construction. AFUDC includes the net cost of borrowed funds and a rate of return on other funds when used and is recovered through rates as utility plant is depreciated. Chugach capitalized such funds at the weighted average rate (adjusted monthly) of 6.1% in 2006, 5.0% during 2005, and 4.6% during 2004.

f. Investments in Associated Organizations

The loan agreements with CoBank and NRUCFC require as a condition of the extension of credit, that an equity ownership position be established by all borrowers. Chugach’s equity ownership in these organizations is approximately 1%. These investments are non-marketable and accounted for at cost.

g. Fair Value of Financial Instruments

SFAS No. 107, Disclosures About the Fair Value of Financial Instruments (SFAS 107), requires disclosure of the fair value of certain on and off balance sheet financial instruments for which it is practicable to estimate that value. The following methods are used to estimate the fair value of financial instruments:

Cash and cash equivalents - the carrying amount approximates fair value because of the short maturity of those instruments.

Consumer deposits - the carrying amount approximates fair value because of the short refunding term.

Long-term obligations - the fair value is estimated based on the quoted market price for same or similar issues (notes 8 and 9).

h. Financial Instruments and Hedging

Chugach used U.S. Treasury forward rate lock agreements to hedge expected interest rates on the February 2002 debt re-financings. Chugach accounted for the agreements under SFAS 133. For rate-making purposes, Chugach did not adjust rates for gains and losses prior to settlement, and the loss on settlement will be an adjustment to rates over the lives of the associated debt. This rate-making treatment was approved by the RCA in Order U-01-108(26). Accordingly, the unrealized loss was not recorded and was treated as a regulatory asset upon settlement (note 5). At December 31, 2006, the regulatory asset associated with the rate lock agreements was $2,861,530.
52

Chugach Electric Association, Inc. Notes to Financial Statements December 31, 2006 and 2005

(1)	Description of Business and Significant Accounting Policies (continued)

i. Cash and Cash Equivalents

For purposes of the statement of cash flows, Chugach considers all highly liquid debt instruments with a maturity of three months or less upon acquisition by Chugach to be cash equivalents.

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
53

Chugach Electric Association, Inc. Notes to Financial Statements December 31, 2006 and 2005

(1)	Description of Business and Significant Accounting Policies (continued)

m. Patronage Capital

Revenues in excess of current period costs (net operating margins and nonoperating margins) in any year are designated on Chugach’s statement of revenues and expenses as assignable margins. These excess amounts (i.e. assignable margins) are considered capital furnished by the members, and are credited to their accounts and held by Chugach until such future time as they are retired and returned without interest at the discretion of the Board of Directors. Retained assignable margins are designated on Chugach’s balance sheet as patronage capital. This patronage capital constitutes the principal equity of Chugach. The Board of Directors may also approve the return of capital to former members and estates who request early retirements at discounted rates under a discounted capital credits retirement plan authorized by the Board in September 2002.

n. Operating Revenues

Revenues are recognized upon delivery of electricity. Operating revenues are based on billing rates authorized by the RCA, which are applied to customers’ usage of electricity. Chugach’s rates are established, in part, on test period sales levels that reflect actual operating results. Chugach calculates unbilled revenue at the end of each month to insure the recognition of a full year’s revenue. Chugach accrued $9,346,702 and $6,231,072 of unbilled retail revenue at December 31, 2006 and 2005, respectively. Wholesale revenue is recorded from metered locations on a calendar month end basis, so no accrual is made. Chugach’s tariffs include provisions for the flow through of gas costs according to existing gas supply contracts, as well as purchased power costs.

o. Fuel and Purchased Power Costs

The expenses associated with electric services include fuel used to generate electricity and power purchased from others. Chugach is authorized by the RCA to recover fuel and purchased power costs through the fuel surcharge mechanism, which is adjusted quarterly to reflect increases and decreases of such costs. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered through rates. Fuel costs were over-recovered by $300,567 in 2006 and under-recovered by $1,781,833 in 2005. Total fuel and purchased power costs in 2006, 2005, and 2004 were $146,260,428, $108,440,543, and $84,693,466, respectively.

p. Environmental Remediation Costs

Chugach accrues for losses and establishes a liability associated with environmental remediation obligations when such losses are probable and can be reasonably estimated. Such accruals are adjusted as further information develops or circumstances change. Estimates of future costs for environmental remediation obligations are not discounted to
54

Chugach Electric Association, Inc. Notes to Financial Statements December 31, 2006 and 2005

(1)	Description of Business and Significant Accounting Policies (continued)

their present value. However, various remediation costs may be recoverable through rates and accounted for as a regulatory asset.

q. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code, except for unrelated business income. For the years ended December 31, 2006, 2005 and 2004, Chugach received no unrelated business income.

r. Implementation of Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors.

We completed our analysis and adopted SAB 108 as of January 1, 2006. Implementation of SAB 108 did not have a material impact on our results of operations, financial position, and cashflows.

s. Recently Issued Accounting Pronouncements

SFAS 155 “Accounting for Certain Hybrid Instruments”

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standard “(SFAS”) No. 155, “Accounting for Certain Hybrid Instruments”, which is an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Chugach will begin application of SFAS No. 155 on January 1, 2007, and does not expect it to have a material affect on our results of operations, financial position, and cash flows.
55

Chugach Electric Association, Inc. Notes to Financial Statements December 31, 2006 and 2005

(1)	Description of Business and Significant Accounting Policies (continued)

SFAS 156 “Accounting for Servicing of Financial Assets”

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability is initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. Chugach will begin application of SFAS No. 156 on January 1, 2007, and does not expect it to have a material affect on our results of operations, financial position, and cash flows.

SFAS 157 “Fair Value Measurements”

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. In addition, this statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies when other accounting pronouncements require fair value measurement; it does not require new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Chugach will begin application of SFAS No. 157 on January 1, 2008, and does not expect it to have a material affect on our results of operations, financial position, and cash flows.

SFAS 158 “Employers’ Accounting for Defined Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.

The Statement is effective for public entities for fiscal years ending after December 15, 2006 (December 31, 2006 financial statements for public entities with a calendar year end), and for nonpublic entities for fiscal years ending after June 15, 2007.

Chugach maintains only multi-employer plans and a defined contribution plan and adoption of this statement did not have a material effect on our results of operations or financial condition.
56

Chugach Electric Association, Inc. Notes to Financial Statements December 31, 2006 and 2005

(1)	Description of Business and Significant Accounting Policies (continued)

FSP AUG AIR-1 “Accounting for Planned Major Maintenance Activities”

In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The Staff Position is effective for fiscal years beginning after December 31, 2006. Chugach is currently evaluating the impact this Staff Position may have on our results of operations or financial condition. Chugach does not accrue in advance for planned major maintenance activities.

(2)	Regulatory Matters

Revision to Current Depreciation Rates (Docket No. U-04-102)

In 2004, Chugach implemented new depreciation rates based on an update of the 1999 Depreciation Study utilizing Electric Plant in Service balances as of December 31, 2002. The 2002 Depreciation Study resulted in an increase to 2004 depreciation expense, which was not material to the financial statements. The 2002 Depreciation Study was submitted to the RCA for approval on November 19, 2004, resulting in the RCA opening a docket to review the proposed new rates. Chugach, however, implemented the new rates effective January 1, 2004. Chugach did not request a change in electric rates charged to customers based on the proposed revisions to depreciation rates.

On March 9, 2005, the RCA ruled in Order No. 2 that depreciation rates may not be implemented without prior approval of the RCA.

On September 21, 2005, the RCA issued Order No. 8 requiring Chugach to adjust its underlying 2004 financial records to reflect the results as if Chugach had not implemented unapproved rates. In November of 2005, Chugach reversed the 2004 depreciation expense and depreciation reserves that were previously recorded using the 2002 Depreciation Study rates and calculated 2004 depreciation expense for all categories of plant using the 1999 Depreciation Study rates as approved by the RCA in Docket U-01-108. The adjustment was not material to Chugach’s financial statements.

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
57

Chugach Electric Association, Inc. Notes to Financial Statements December 31, 2006 and 2005

(2)	Regulatory Matters (continued)

Wholesale customers MEA and HEA were active in the proceeding. Subsequently, MEA filed an appeal of the RCA’s decision in Superior Court, see “Footnote 13, Commitments, Contingencies and Concentrations – Legal Proceedings – Matanuska Electric Association, Inc. v. State of Alaska, Regulatory Commission of Alaska, Superior Court Case No. 3AN-06-8243 Civil.”

Seward Contract request for review and approval

We currently provide nearly all the power needs of the City of Seward. Sales to Seward represent approximately 2.5% of Chugach’s total sales of energy (including both retail and wholesale). In February 1998, we entered into a power sales agreement (Old Contract) with Seward that allowed us to interrupt service to Seward up to 12 times per year, not to exceed seventy-two cumulative hours annually and also reduce the demand charge by 1/3 (approximately $350,000 annually). This agreement was scheduled to expire January 31, 2006. The RCA granted a four-month extension to May 31, 2006, of the old contract to allow the parties to complete negotiations on a new contract.

Negotiations with Seward were successful and on April 14, 2006, Chugach filed a request for approval by the RCA of a proposed new power sales agreement with the City of Seward (2006 Agreement) with a nominal effective date of June 1, 2006. The proposed contract was for five years with two automatic five-year extensions unless notice of termination is given by either party and resulted in a 5 percent increase in revenues in relation to the Old Contract.

The 2006 Agreement is an interruptible, all-requirements/no reserves contract. It has many of the attributes of firm service, especially in the requirement that so long as Chugach has sufficient power available, it must meet Seward’s needs for power. However, service is interruptible because Chugach is under no obligation to supply or plan for generation capacity reserves to supply Seward and there is no limit on the number of times or hours per year that the supply can be interrupted.

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

Approval of the new Agreement was contested by Chugach’s wholesale customer, MEA and Chugach’s wholesale customer HEA also intervened in the proceeding. A hearing was set to begin November 30, 2006. Chugach filed a Motion for Summary Disposition. The Motion was granted in part and citing this decision, MEA withdrew from the case.
58

Chugach Electric Association, Inc. Notes to Financial Statements December 31, 2006 and 2005

(2)	Regulatory Matters (continued)

The remaining parties entered into a stipulation, accepted by the RCA, to allow additional RCA review of the agreement before an automatic extension of the agreement which is permitted after the first five years of the term of the agreement. On the basis of the stipulation, the Commission cancelled the hearing and the 2006 Agreement with Seward was approved as amended.

2005 Test Year General Rate Case (Docket No. U-06-134)

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

Chugach expects the case to be fully adjudicated by January 1, 2008, assuming no appeals or other delay in the regulatory process.

The Commission permitted intervention from Chugach’s wholesale customers and the Regulatory Affairs and Public Advocacy (RAPA) section within the Attorney General’s office of the State of Alaska. It also permitted intervention of a single Chugach retail member.

A scheduling order was issued on January 23, establishing a hearing schedule to adjudicate the case and discovery from the intervenors in the case has been on-going since mid December 2006. The hearing is currently scheduled to occur in August 2007.

59

Chugach Electric Association, Inc. Notes to Financial Statements December 31, 2006 and 2005

(3)	Utility Plant

Major classes of utility plant as of December 31 are as follows:

	2006	2005

Electric plant in service:
Steam production plant	$60,462,671	$60,462,671
Hydraulic production plant	20,257,091	20,241,725
Other production plant	124,371,318	132,990,991
Transmission plant	232,654,766	226,544,759
Distribution plant	219,453,660	219,597,822
General plant	50,267,742	52,606,167
Unclassified electric plant in service	72,773,888	43,651,171
Other	6,763,892	6,763,892

Total electric plant in service	787,005,028	762,859,198
Construction work in progress	20,254,298	32,505,401

Total electric plant in service and construction work in progress	$807,259,326	$795,364,599

Unclassified electric plant in service consists of complete unclassified general plant, generation, transmission and distribution projects. Depreciation of unclassified electric plant in service has been included in functional plant depreciation accounts in accordance with the anticipated eventual classification of the plant investment.

(4)	Investments in Associated Organizations

Investments in associated organizations include the following at December 31:

	2006	2005

National Rural Utilities Cooperative Finance Corporation (NRUCFC)	$6,095,980	$6,095,980
National Bank for Cooperatives (CoBank)	5,738,181	5,628,192
NRUCFC capital term certificates	40,693	41,677
Other	13,676	117,204

Total Investments in Associated Organizations	$11,888,530	$11,883,053

60

Chugach Electric Association, Inc. Notes to Financial Statements December 31, 2006 and 2005

(4)	Investments in Associated Organizations (continued)

The Farm Credit Administration, CoBank’s federal regulators, requires minimum capital adequacy standards for all Farm Credit System institutions. CoBank’s loan agreements require, as a condition of the extension of credit, that an equity ownership position be established by all borrowers. Chugach’s investment in NRUCFC similarly was required by Chugach’s financing arrangements with NRUCFC.

(5)	Deferred Charges and Credits

Deferred Charges

Deferred charges, or regulatory assets, net of amortization, consisted of the following at December 31:

	2006	2005

Debt issuance and reacquisition costs	$7,804,354	$9,392,807
Refurbishment of transmission equipment	197,531	206,791
Computer software and conversion	429,037	330,946
Studies	6,216,638	5,758,382
Beluga Gas Compression	3,797,000	171,378
Fuel supply negotiations	215,037	233,314
Major overhaul of steam generating unit	1,111,867	1,503,192
Environmental matters and other	211,505	149,879
Other regulatory deferred charges	1,477,679	1,523,029

Total deferred charges	$21,460,648	$19,269,718

At December 31, 2006 and 2005, $10,658,620 and $6,383,202, respectively, of total deferred charges represent regulatory assets in progress and are not currently being amortized, however, Chugach expects recovery, as well as a recovery period determination in the future. The majority of these charges represent costs associated with the Cooper Lake Power Plant FERC re-licensing effort and the Beluga gas compression project. Over/under recovered fuel costs is not included in Deferred Charges or Deferred Credits.

61

Chugach Electric Association, Inc. Notes to Financial Statements December 31, 2006 and 2005

(5)	Deferred Charges and Credits (continued)

Deferred Credits

Deferred credits, or regulatory liabilities, at December 31 consisted of the following:

	2006	2005

Refundable consumer advances for construction	$1,623,538	$1,816,275
Estimated initial installation costs for transformers and meters	104,696	436,786
Post retirement benefit obligation	558,900	480,900
Other	21,591	32,156

Total deferred credits	$2,308,725	$2,766,117

(6)	Patronage Capital

Chugach has an approved capital credit retirement policy, which is contained in the Chugach Financial Management Plan. This establishes, in general, a plan to return the capital credits of wholesale and retail customers based on the members’ proportionate contribution to Chugach’s assignable margins on an approximately 15-year rotation. At December 31, 2006, Chugach had $141,117,620 of patronage capital (net of capital credits retired in 2006), which included $121,318,975 of patronage capital that had been assigned and $19,798,645 of patronage capital to be assigned to its members. Approval of actual capital credit retirements is at the discretion of Chugach’s Board of Directors. Chugach records a liability when the retirements are approved by the Board of Directors. The Amended and Restated Indenture prohibits Chugach from making any distribution of patronage capital to Chugach’s customers in the event of default under the Amended and Restated Indenture exists (note 8).

Capital credits retired were $5,106,817, $4,079,622, and $3,193,600 for the years ended December 31, 2006, 2005, and 2004, respectively. The outstanding liability for capital credits authorized but not paid was $1,322,577 and $1,194,146 at December 31, 2006 and 2005, respectively.

62

Chugach Electric Association, Inc. Notes to Financial Statements December 31, 2006 and 2005

(6)	Patronage Capital (continued)

Following is a five-year summary of anticipated capital credit retirements:

Year ending December 31, 2006	Total

2007	$5,000,000
2008	$4,500,000
2009	$4,000,000
2010	$4,500,000
2011	$5,000,000

(7)	Other Equities

A summary of other equities at December 31 follows:

	2006	2005

Nonoperating margins, prior to 1967	$23,625	$23,625
Donated capital	878,923	532,103
Unclaimed capital credit retirement*	7,398,299	7,047,648

Total other equities	$8,300,847	$7,603,376

* Represents unclaimed capital credits that have met all requirements of section 34.45.200 of Alaska’s unclaimed property law and has therefore reverted to Chugach

63

Chugach Electric Association, Inc. Notes to Financial Statements December 31, 2006 and 2005

(8) Debt

Long-term obligations at December 31 are as follows:

	2006	2005

CoBank 2, 5.50% fixed rate note maturing in 2010, with interest and principal payable monthly; unsecured	$7,500,000	$9,500,000

CoBank 3 and 4, 6.72% variable rate notes maturing in 2022, with interest payable monthly and principal due annually beginning in 2003; unsecured	41,032,099	42,157,786

CoBank 5, 6.72% variable rate note, with interest payable monthly and principal due in 2007; unsecured	5,000,000	5,000,000

2001 Series A Bond of 6.55%, maturing in 2011, with interest payable semi-annually March 15 and September 15; unsecured	150,000,000	150,000,000

2002 Series A Bond of 6.20%, maturing in 2012, with interest payable semi-annually February 1 and August 1; unsecured	120,000,000	120,000,000

2002 Series B Bond of a rate set for 28-day auction periods, maturing in 2012, with interest payable monthly and principal due annually; unsecured	41,000,000	46,200,000

Total long-term obligations	$364,532,099	$372,857,786

Less current installments	13,728,569	8,325,687

Long-term obligations, excluding current installments	$350,803,530	$364,532,099

Covenants

Chugach is required to comply with all covenants set forth in the Amended and Restated Indenture, dated April 1, 2001, which became effective January 22, 2003. The indenture initially governing the outstanding CoBank, 2001 Series A, 2002 Series A and 2002 Series B bonds, provided that the bonds were secured by a mortgage on substantially all of Chugach’s assets so long as any amounts were outstanding to CoBank on bonds issued under the indenture. Upon the retirement of the then outstanding bonds on January 22, 2003, the 2001 Series A, 2002 Series A and 2002 Series B bonds (the Bonds) became subject to the Amended and Restated Indenture pursuant to which the Bonds became unsecured obligations of Chugach.

Chugach is also required to comply with the Master Loan Agreement, which covers the CoBank 2, 3, 4 and 5 promissory notes, between Chugach and CoBank dated December 27, 2002, pursuant to which CoBank and Chugach replaced the CoBank 2, 3, 4 and 5 bonds
64

Chugach Electric Association, Inc. Notes to Financial Statements December 31, 2006 and 2005

(8)	Debt (continued)

issued to CoBank with the above stated unsecured promissory notes not governed by the indenture. CoBank returned the old CoBank bonds to Chugach on January 22, 2003.

The CoBank Master Loan Agreement requires Chugach to establish and collect electric rates reasonably expected to yield margins for interest equal to at least 1.10 times interest expense.

Security

On January 22, 2003, the Bonds became general unsecured and unsubordinated obligations. Under the Amended and Restated Indenture, Chugach is prohibited from creating or permitting to exist any mortgage, lien, pledge, security interest or encumbrance on Chugach’s properties and assets (other than those arising by operation of law) to secure the repayment of borrowed money or the obligation to pay the deferred purchase price of property unless Chugach equally and ratably secures the Bonds subject to the Amended and Restated Indenture, except that Chugach may incur secured indebtedness in an amount not to exceed $5 million or enter into sale and leaseback or similar agreements.

Rates

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
65

Chugach Electric Association, Inc. Notes to Financial Statements December 31, 2006 and 2005

(8)	Debt (continued)

Maturities of Long-term Obligations

Long-term obligations at December 31, 2006, mature as follows:

Year ending December 31	Sinking Fund Requirements	Sinking Fund Requirements	Sinking Fund Requirements	Principal Maturities	Total

	2001 Series A Bonds	2002 Series A Bonds	2002 Series B Bonds	CoBank Promissory Notes

2007	0	0	5,500,000	8,228,569	13,728,569
2008	0	0	5,900,000	3,340,725	9,240,725
2009	0	0	6,300,000	3,463,358	9,763,358
2010	0	0	6,700,000	3,097,157	9,797,157
2011	150,000,000	0	7,100,000	1,743,149	158,843,149
Thereafter	0	120,000,000	9,500,000	33,659,141	163,159,141

	$150,000,000	$120,000,000	$41,000,000	$53,532,099	$364,532,099

Short-term obligations

Chugach had maintained a $20,000,000 line of credit with CoBank, ACB (CoBank). On October 25, 2005, Chugach reduced the line of credit to $7.5 million due to a decrease in short-term borrowing projections. On October 18, 2006, the Board of Directors approved a resolution to renew this line of credit. The CoBank line of credit expires October 31, 2007, subject to annual renewal at the discretion of the parties. Chugach did not utilize this line of credit in 2006. Chugach utilized this line of credit in March of 2005, however, the balance was subsequently paid back in the same month. At December 31, 2006 and 2005, there was no outstanding balance on this line of credit. The borrowing rate is calculated using the CoBank Base Rate on the first business day of the week plus 3%. The average borrowing rate for 2006 and 2005 was 6.51% and 4.86%, respectively. In addition, Chugach had an annual line of credit of $50,000,000 available at December 31, 2006 and 2005, with NRUCFC. Chugach did not utilize this line of credit in 2006 or 2005. At December 31, 2006 and 2005, there was no outstanding balance on this line of credit. The borrowing rate is calculated using the total rate per annum as may be fixed by CFC and will not exceed the Prevailing Prime Rate, plus one percent per annum. At December 31, 2006 and 2005, the borrowing rate would have been 7.15% and 6.10%, respectively. The NRUCFC line of credit expires October 15, 2007.
66

Chugach Electric Association, Inc. Notes to Financial Statements December 31, 2006 and 2005

(8)	Debt (continued)

Refinancing

On August 31, 2005, Chugach refinanced its $10 million promissory note (CoBank 2) with CoBank. The new $10,000,000, 5.50% fixed rate promissory note will mature September 20, 2010 and contains consecutive monthly installment payments commencing October 20, 2005.

2002 Series B Bonds

The 2002 Series B Bonds (the “Auction Rate Bonds”) will mature on February 1, 2012. The applicable interest rate for any 28-day auction period is the term rate established by the auction agent based on the terms of the auction. The Auction Rate Bonds may be converted, in Chugach’s discretion, to a daily, seven-day, 35-day, three-month or a semi-annual period or a flexible auction period. The Auction Rate Bonds are not subject to redemption at the option of the bondholders under any circumstances. Chugach may elect to redeem the bonds and Chugach is required to redeem the bonds in pre-established incremental amounts over time through a sinking fund. The Auction Rate Bonds are subject to a remarketing agreement on a best efforts basis, however in the event of unsuccessful remarketing, the bonds are returned to the bondholders and continue as auction rate bonds subject to a maximum auction rate (15%). Under no circumstances would Chugach be obligated to pay off the Bonds in the event of an unsuccessful remarketing effort. Chugach has not provided any protection to the bondholders in the event of an unsuccessful remarketing, therefore, Chugach has classified the Bonds as long-term, with the exception of the mandatory sinking fund payment due in 2007. Chugach has not experienced an unsuccessful auction since the bonds have been outstanding. The average interest rate for the 2002 Series B Bonds in 2006, 2005, and 2004 was 5.07%, 3.42%, and 1.58%, respectively.
67

Chugach Electric Association, Inc. Notes to Financial Statements December 31, 2006 and 2005

(8)	Debt (continued)

The following table provides information regarding auction dates and rates in 2006:

Auction Date	Interest Rate

January 25, 2006	4.49%
February 22, 2006	4.55%
March 22, 2006	4.69%
April 19, 2006	4.80%
May 17, 2006	5.05%
June 14, 2006	5.18%
July 12, 2006	5.35%
August 9, 2006	5.35%
September 6, 2006	5.29%
October 4, 2006	5.31%
November 1, 2006	5.30%
November 29, 2006	5.29%
December 27, 2006	5.31%

(9)	Fair Value of Long-Term Obligations

The estimated fair values (in thousands) of the long-term obligations included in the financial statements at December 31 are as follows:

	2006		2005

	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term obligations (including current installments)	$364,532	$375,611	$372,858	$390,927

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
68

Chugach Electric Association, Inc. Notes to Financial Statements December 31, 2006 and 2005

(10)	Employee Benefit Plans (continued)

The costs for the union plans were approximately $2.5 million, $2.4 million, and $2.5 million in 2006, 2005, and 2004, respectively. Chugach has no responsibility for any unfunded benefit obligation of the Plan at this time.

Pension benefits for non-union employees are provided by the National Rural Electric Cooperative Association (NRECA) Retirement and Security Program, a multi-employer plan. Chugach makes annual contributions to the pension plan equal to the amounts accrued for pension expense. Chugach contributed $1.6 million, $1.8 million, and $1.6 million in 2006, 2005, and 2004, respectively, to the NRECA plan. Chugach has no responsibility for any unfunded benefit obligation of the Plan at this time.

Health and Welfare Plans

Health and welfare benefits for union employees are provided through the Alaska Electrical Health and Welfare Trust and the Alaska Hotel, Restaurant and Camp Employees Health and Welfare and Pension Trust Fund. Chugach participates in multi-employer plans that provide substantially all union workers with health care and other welfare benefits during their employment with Chugach. Chugach pays a defined amount per union employee pursuant to collective bargaining unit agreements. Amounts charged to benefit costs and contributed to the health and welfare plans for these benefits for the years ending December 31, 2006, 2005, and 2004 were $2.9 million, $3.0 million, and $2.9 million respectively.

Chugach participates in a multi-employer plan through the Group Benefits Program of NRECA for non-union employees. Amounts charged to benefit cost and contributed to this Plan for those benefits for the years ended December 31, 2006, 2005, and 2004 totaled $2.0 million, $2.0 million, and $2.0 million respectively.

Money Purchase Pension Plan

Chugach participates in a multi-employer defined contribution money purchase pension plan covering some employees who are covered by a collective bargaining agreement. Contributions to the Plan are made based on a percentage of each employee’s compensation. Contributions to the money purchase pension plan for the years ending December 31, 2006, 2005, and 2004 were $85.4 thousand, $80.7 thousand, and $90.1 thousand, respectively.

401(k) Plan

Chugach has a defined contribution 401(k) retirement plan which covers substantially all employees who have completed ninety days of continuous service during a twelve month period.
69

Chugach Electric Association, Inc. Notes to Financial Statements December 31, 2006 and 2005

(10)	Employee Benefit Plans (continued)

Employees who elect to participate may contribute up to the Internal Revenue Service’s maximum of $15,000, $14,000, and $13,000 in 2006, 2005, and 2004 respectively. Chugach does not make contributions to the plan.

(11)	Bradley Lake Hydroelectric Project

Chugach is a participant in the Bradley Lake Hydroelectric Project (Bradley Lake). Bradley Lake was built and financed by the Alaska Energy Authority (AEA) through State of Alaska grants and $166,000,000 of revenue bonds. Chugach and other participating utilities have entered into take-or-pay power sales agreements under which shares of the project capacity have been purchased and the participants have agreed to pay a like percentage of annual costs of the project (including ownership, operation and maintenance costs, debt service costs and amounts required to maintain established reserves). Under these take-or-pay power sales agreements, the participants have agreed to pay all project costs from the date of commercial operation even if no energy is produced. Chugach has a 30.4% share of the project’s capacity. The share of debt service exclusive of interest, for which Chugach has guaranteed, is approximately $39,000,000. Under a worst-case scenario, Chugach could be faced with annual expenditures of approximately $5.0 million as a result of Chugach’s Bradley Lake take-or-pay obligations. Management believes that such expenditures, if any, would be recoverable through the fuel surcharge ratemaking process. Upon the default of a Bradley Lake participant, and subject to certain other conditions, AEA, through Alaska Industrial Development and Export Authority, is entitled to increase each participant’s share of costs pro rata, to the extent necessary to compensate for the failure of another participant to pay its share, provided that no participant’s percentage share is increased by more than 25%.

The following represents information with respect to Bradley Lake at June 30, 2006 (the most recent date for which information is available). Chugach’s share of expenses was $4,219,321 in 2006, $4,993,670 in 2005, and $4,205,657 in 2004 and is included in purchased power in the accompanying financial statements.

(In thousands)	Total	Proportionate Share

Plant in service	$211,182	$64,199
Long-term debt	121,182	36,839
Interest expense	8,274	2,515

Other electric plant represents Chugach’s share of a Bradley Lake transmission line financed internally and Electric Plant Held for Future Use.
70

Chugach Electric Association, Inc. Notes to Financial Statements December 31, 2006 and 2005

(12)	Eklutna Hydroelectric Project

During October 1997, the ownership of the Eklutna Hydroelectric Project formally transferred from the Alaska Power Administration to the participating utilities. This group, including their corresponding interest in the project, consists of Chugach (30%), MEA (16.7%) and Anchorage Municipal Light & Power (AML&P) (53.3%).

Plant in service in 2006 includes $2,644,397, net of accumulated depreciation of $608,495, which represents Chugach’s share of the Eklutna Hydroelectric Plant. In 2005 plant in service included $2,616,854, net of accumulated depreciation of $525,457. Chugach and AML&P jointly operate the facility. Each participant contributes their proportionate share for operation, maintenance and capital improvement costs to the plant, as well as to the transmission line between Anchorage and the plant. Under net billing arrangements, Chugach then reimburses MEA for their share of the costs. Chugach’s share of expenses was $591,903, $476,739, and $784,264 in 2006, 2005, and 2004, respectively and is included in power production and depreciation in the accompanying financial statements. Chugach provides personnel for the daily operation and maintenance of the power plant. ML&P performs major maintenance at the plant. Chugach personnel perform daily plant inspections, meter reading, monthly report preparation, and other activities as required.

(13)	Commitments, Contingencies and Concentrations

Contingencies

Chugach is a participant in various legal actions, rate disputes, personnel matters and claims both for and against Chugach’s interests. Management believes the outcome of any such matters will not materially impact Chugach’s financial condition, results of operations or liquidity.

Long-Term Fuel Supply Contracts

Chugach has entered into long-term fuel supply contracts from various producers at market terms. The current contracts will expire at the end of the currently committed volumes or the contract expiration dates of 2015 and 2025. The committed 215 BCF for the 2015 contract should be used by late 2010 or early 2011. The currently committed 180 BCF for the 2025 contract should also be used by early 2011, however, there is an additional 120 BCF reserved if satisfactory terms and conditions can be negotiated. In 2006, 90% of our power was generated from gas, while in 2005, 88% and in 2004, 86% of our power was generated from gas. Of that gas-fired generation, in 2006 87% took place at Beluga, while in 2005 and 2004, 86% of gas-fired generation took place at Beluga.
71

Chugach Electric Association, Inc. Notes to Financial Statements December 31, 2006 and 2005

(13)	Commitments, Contingencies and Concentrations

Fuel is purchased directly from Marathon Oil Company, ChevronTexaco, ML&P and ConocoPhillips. The following represents the cost of fuel purchased from these vendors as a percentage of total fuel costs for the years ended December 31:

	2006	2005	2004

Marathon Oil Company	49.2%	48.8%	48.8%
Chevron Texaco	19.4%	19.5%	19.5%
Municipal Light & Power (ML&P)	15.7%	15.8%	15.8%
ConocoPhillips	15.7%	15.8%	15.8%

Concentrations

Approximately 70% of Chugach’s employees are represented by the International Brotherhood of Electrical Workers (IBEW). Chugach has three Collective Bargaining Unit Agreements (CBA) with the IBEW, which expired on June 30, 2006. The Outside Agreement was approved by the Board of Directors in December 2006. Chugach and the union have continued to honor the prior Generation and Office and Engineering Agreements while new agreements are negotiated.

Chugach is the principal supplier of power under long-term wholesale power contracts with MEA and HEA. These contracts represented $90.1 million or 34.1% of operating revenues in 2006, $72.1 million or 32.4% in 2005, and $62.0 million or 31.2% in 2004. The HEA contract expires January 1, 2014, and the MEA contract expires December 31, 2014. All rates are established by the RCA.

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
72

Chugach Electric Association, Inc. Notes to Financial Statements December 31, 2006 and 2005

(13)	Commitments, Contingencies and Concentrations (continued)

Chugach cross-appealed the Superior Court’s decision not to also dismiss the financial management claim on jurisprudential and res judicata grounds. The Alaska Supreme Court, on October 8, upheld Chugach’s right to not bring its base rate action to the Joint Committee before filing with the RCA. But the Court rejected Chugach’s cross-appeal and reversed the Superior Court’s decision dismissing MEA’s financial management claim. The Supreme Court remanded that claim to the Superior Court for further proceedings.

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

The Superior Court entered final judgment on November 10, 2005, after which Chugach sought to recover its costs and fees. On December 14, 2005, the Superior Court entered judgment awarding Chugach fees and costs from MEA in the amount of $104,732, which has not, as yet, been recorded in the financial statements.

On December 9, 2005, MEA appealed to the Alaska Supreme Court the Superior Court’s grant of summary judgment. On December 23, 2005, Chugach cross-appealed the Superior Court’s failure to also grant summary judgment based on the doctrine of collateral estoppel. On February 16, 2007, the Alaska Supreme Court issued a unanimous opinion affirming the Superior Court’s grant of summary judgment in favor of Chugach on the issue of whether Chugach’s actions with regard to its use of the rate lock were consistent with prudent utility practices and sound financial management. Chugach will be seeking to collect on the judgment awarded by the Superior Court which, adding allowed costs, attorneys’ fees and post judgment interest, will be approximately $116,000.

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
73

Chugach Electric Association, Inc. Notes to Financial Statements December 31, 2006 and 2005

(13)	Commitments, Contingencies and Concentrations (continued)

On February 17, 2006, MEA filed a Motion to File an Amended Complaint and an Amended Complaint in this case. The proposed Amended Complaint was identical to MEA’s initial Complaint except for changes made to accommodate one new claim.

The new claim challenges Chugach’s failure to provide MEA with a capital credit allocation for 2004.

In this suit, MEA asked the Court to hold that Chugach breached its bylaws in the manner in which it allocated capital credits in 1998 through 2004. MEA also asked the Court to enjoin Chugach to re-calculate MEA’s capital credits applying MEA’s interpretation of Chugach’s bylaws and in accordance with what MEA refered to as “generally accepted accounting practices for nonprofit cooperatives and cooperative principles”. The suit also sought damages in an unspecified amount to compensate MEA for the alleged breach of contract.

On December 8, 2006, the Court granted Chugach summary judgment dismissing six of the eight claims MEA alleged. The Court did not allow MEA to amend its complaint to add its new claim involving Chugach’s 2004 capital credit allocations, which meant that only two of MEA’s claims survived. On December 27, 2006, MEA agreed to dismiss its remaining two claims, release any claims it might have based on Chugach’s capital credit allocations for the years 1998 – 2004 and abandon its right to appeal the Court’s summary judgment decisions. In exchange, Chugach agreed to release its right to recover any of the attorneys fees and costs it incurred in defending the case.

Matanuska Electric Association, Inc. v. State of Alaska, Regulatory Commission of Alaska, Superior Court Case No. 3AN-06-8243 Civil

On May 17, 2006, MEA appealed and on May 30, 2006, Homer Electric Association, Inc., (HEA) cross appealed the RCA’s decision in Commission Docket No. U-04-102, see “Footnote 2, Regulatory Matters – Docket No. U-04-102 (Revision to Current Depreciation Rates).” On appeal, MEA claims the Commission’s decision dated January 10, 2006, to authorize Chugach to implement new depreciation rates as of January 1, 2005 constituted illegal retroactive ratemaking. MEA also contends that the Commission’s reliance on avoidance of regulatory lag as a basis for its decision was improper. HEA’s points on appeal challenge several decisions by the Commission on estimated lives of General Plant on the ground that there is not substantial evidence in the record to support such a decision. HEA and MEA both challenge the discovery rulings of the Commission. Chugach will join the State of Alaska in defending the Commission’s rulings. No briefing schedule has been set.
74

Chugach Electric Association, Inc. Notes to Financial Statements December 31, 2006 and 2005

(13)	Commitments, Contingencies and Concentrations (continued)

The ultimate resolution of this matter is not currently determinable. In the opinion of management, an adverse outcome is not likely to have a material adverse effect on Chugach’s results of operations, financial condition or liquidity. No reserves have been established for this matter.

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

Unbundled financial statements are an analytic tool developed by Chugach that separate the financial statements into two business units consisting of the Generation and Transmission (G&T) and the Distribution functions of the company. The unbundled financial statements reflect the operating results of each separate entity. Statements of Revenues, Expenses and Patronage Capital, Balance Sheets and Statements of Cash Flows are prepared monthly for each business unit. MEA’s action is based on the result of Chugach’s financial analysis showing intercompany receivable/payable entries on unbundled balance sheets.

The first of MEA’s claims is that it is entitled to declaratory judgment to the effect that MEA does not owe a debt to Chugach or to Chugach’s Distribution function. Second, MEA claims that Chugach has breached its Bylaws and the Power Sales Agreement under which Chugach is obligated to sell MEA power and by publishing its unbundled financial analysis and seeks a declaration that Chugach’s actions violate Bylaws and the Power Sales Agreement. MEA’s third claim alleges that Chugach’s published assertions regarding the underperformance of its G&T function defamed MEA. In its request for relief, MEA also asks for an injunction against further assertions, which Chugach denies having made, that MEA owes Chugach or Chugach’s Distribution function a debt. Finally, MEA seeks damages, including punitive damages, to punish Chugach and deter it from continuing to publish the analysis.

Chugach moved to dismiss the first (declaratory judgment) and third (defamation) counts of the complaint. Following oral argument, the court denied Chugach’s motion to dismiss the declaratory judgment claim and granted Chugach’s motion to dismiss the defamation claim.

With respect to the declaratory judgment claim, the court indicated that it needed to look beyond the pleadings to determine whether Chugach’s publications suggest that MEA owes a substantial debt to Chugach. Trial is currently scheduled for June 2007.

The ultimate resolution of this matter is not determinable. In the opinion or management, an adverse outcome is not likely to have a material adverse effect on Chugach’s results of

Chugach Electric Association, Inc. Notes to Financial Statements December 31, 2006 and 2005

(13)	Commitments, Contingencies and Concentrations (continued)

operations, financial condition or liquidity. No reserves have been established for this matter.

Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc., Superior Court Case No. 3PA-06-1591 Civil

On August 7, 2006, MEA served Chugach with a Summons and Complaint requesting the Court grant MEA declaratory judgment, breach of contract and costs and attorney fees. MEA seeks a declaratory judgment that Chugach has wrongfully refused to grant MEA access to the books and records of the cooperative in violation of state statute, common law and Chugach bylaws. MEA also alleges that by refusing to grant access to these records, Chugach has breached its bylaws on which MEA bases a breach of contract claim against Chugach. MEA has filed a motion for summary judgment, requesting entry of an order declaring that Chugach has wrongfully denied MEA’s records request; Chugach has cross-moved for summary judgment based on the fact that MEA has never presented Chugach with a sufficient demand and that Chugach has never denied MEA access to any records to which it is entitled. In its Complaint, MEA asks the Court to (1) grant it access to, and the right to inspect and copy, unspecified Chugach records, and (2) order Chugach to cooperate in facilitating MEA’s inspection and copying of the same. Chugach has answered MEA’s complaint. MEA filed a motion for summary judgment in Claim I (that Chugach has denied MEA access to Chugach records permitted under Alaska Statute, common law and Chugach’s Bylaws) and Claim II (that Chugach has breached its contractual duties to MEA under the Bylaws). Chugach filed an opposition to MEA’s motion and a cross motion for summary judgment. MEA filed its reply/opposition and Chugach filed its reply/opposition.

The ultimate resolution of this matter is not currently determinable. In the opinion of management, an adverse outcome is not likely to have a material adverse effect on Chugach’s results of operations, financial condition or liquidity.

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

Chugach Electric Association, Inc. Notes to Financial Statements December 31, 2006 and 2005

(13)	Commitments, Contingencies and Concentrations (continued)

since its inception (November 1992) from an initial rate of $0.000626 per kWh to the current rate of $0.000364, effective September 1, 2006. The tax is reported on a net basis and the tax is not included in revenue or expense.

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

Underground Compliance Charge

In 2005 the Anchorage Municipal Assembly adopted an ordinance to require utilities to convert overhead distribution lines to underground. To comply with the ordinance, Chugach must invest two percent of gross retail revenue in the Municipality of Anchorage annually in moving existing distribution overhead lines underground. Consistent with a State of Alaska undergrounding requirement, Chugach is permitted to amend its rates by adding a 2% surcharge to its member’s bills to recover the actual costs of the program. The rate amendments are not subject to RCA review or approval. Chugach implemented the surcharge in June 2005. Chugach had collected $2,044,001 and $1,064,058 from its retail members for this surcharge at December 31, 2006 and December 31, 2005, respectively.

Chugach Electric Association, Inc. Notes to Financial Statements December 31, 2006 and 2005

(14)	Quarterly Results of Operations (unaudited)

	2006 Quarter Ended

	Dec. 31	Sept. 30	June 30	March 31

Operating Revenue	$77,164,939	$63,243,634	$60,248,547	$66,885,593
Operating Expense	67,830,660	57,365,207	53,802,570	55,970,892
Net Interest	6,006,091	6,073,345	6,011,147	5,920,291

Net Operating Margins	3,328,188	(194,918)	434,830	4,994,410
Non-Operating Margins	689,713	312,975	279,597	194,263

Assignable Margins	$4,017,902	$118,057	$714,427	$5,188,673

	2005 Quarter Ended

	Dec. 31	Sept. 30	June 30	March 31

Operating Revenue	$63,847,123	$54,323,791	$50,314,401	$57,212,034
Operating Expense	53,773,333	49,766,632	44,308,718	46,975,282
Net Interest	5,753,831	5,748,482	5,597,536	5,486,205

Net Operating Margins	4,319,959	(1,191,323)	408,147	4,750,547
Non-Operating Margins	706,961	196,363	166,942	157,135

Assignable Margins	$5,026,920	$(994,960)	$575,089	$4,907,682

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A – Controls and Procedures

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

Internal Control Over Financial Reporting

                Chugach is in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls. In addition, our independent registered public accounting firm, KPMG LLP, will be required to attest to whether our assessment of the effectiveness of our internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes Chugach maintained, in all material respects, effective internal controls over financial reporting as of December 31, 2008. Chugach is in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for KPMG LLP to provide its attestation report. This process will continue to require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

Item 9B – Other Information

                On January 26, 2006, Chugach gave notice as provided in Section 14(b) of the Alaska Railbelt Energy Authority of its withdrawal from the Joint Action Agency Agreement Relating to the Alaska Railbelt Energy Authority (AREA) dated as of August 1, 2005 (Agreement) and the AREA effective January 27, 2006. The Chugach Board of Directors passed a resolution at their March 14, 2007 meeting rejoining the AREA Joint Action Agency.

PART III Item 10 – Directors, Executive Officers and Corporate Governance

                Chugach operates under the direction of a Board of Directors that is elected at large by our membership. Day-to-day business and affairs are administered by the Chief Executive Officer. Our seven-member Board of Directors sets policy and provides direction to the Chief Executive Officer. No member of the Board of Directors is an employee of the company nor does any member of the Board of Directors have a material relationship with the company. Therefore, the Chugach board of Directors has determined that all members are independent.

                Identification of Directors

                Jeff Lipscomb, 56, was elected director in April 2000 and re-elected in 2003 and 2006. Mr. Lipscomb is a professional mechanical engineer and project management consultant. He is the principal and owner of JWL Engineering. He currently serves as Chairman of the Board as well as Chairman of the Operations Committee. He currently serves as Trustee and Chair of the Audit Committee of the Northwest Public Power Association. Mr. Lipscomb’s current term ends in April 2009.

                Bruce Davison, 58, was appointed to the Board of Directors in June 1997 to fill a vacancy, elected to the board in 1998 and re-elected in 2001 and 2004. Prior to his appointment, he served two years on our Bylaws Committee. He currently serves as Vice Chairman of the Board and also serves on the board’s Operations, Finance, and Audit Committees. He is an attorney and professional engineer. Mr. Davison has served the maximum of three-three year terms upon expiration of his current term in April 2007.

                Dave Cottrell, 59, was elected to the board in 2001 and re-elected in 2004. He currently serves as Treasurer of the Board and chair’s the board’s Finance and Audit committees. Mr. Cottrell is a founding member and past managing partner of Mikunda Cottrell & Co., Certified Public Accountants. He is currently the president and managing director of Mikunda, Cottrell, Accountants and Consultants. Mr. Cottrell currently serves on the Alaska Power Authority (APA) Board of Directors. Mr. Cottrell’s current term expires in April 2007. He is currently running for re-election.

                Jim Nordlund, 54, was elected to the board in 2006. Mr. Nordlund is a self-employed homebuilder and general contractor with Nordlund Carpentry. He is a former Alaska state legislator and Alaska State Director of Public Assistance. He currently serves as Secretary of the board and also serves on the board’s Operations, Finance and Audit committees. Mr. Nordlund’s current term expires in April 2009.

                Alan Christopherson, P.E., 54, was elected to the board in 2005. He is a Principal Civil Engineer, Senior Partner and Treasurer with the consulting civil engineering firm, PND Engineers, Inc. Mr. Christopherson currently serves on the Operations Committee. He previously served as Chairman of the Board in 2005 and chaired the 2006 Joint Rates Committee. Mr. Christopherson’s current term expires in April 2008.

                Uwe Kalenka, 62, was elected to the board in 2005 and serves on the board’s Finance and Audit Committees. He is a self-employed property manager. Mr. Kalenka’s current term expires in April 2008.

                Elizabeth Vazquez, 55, was elected to the board in 2005. She is an attorney with the State of Alaska. She currently serves on the board’s Finance and Audit committees. She previously served as Treasurer and as chair of the Finance Committee. Mrs. Vazquez’s current term expires in April 2008.

                Identification of Executive Officers

                William R. Stewart, 60, was appointed Chief Executive Officer on July 1, 2006. Prior to that appointment, Mr. Stewart had served as Interim-Chief Executive Officer since September 3, 2005 and General Manager, Corporate Services Division since January 31, 2005. Prior to that appointment he had served as Sr. Vice President, Administration since June 5, 2002. Prior to that, he had served as Executive Manager, Retail Services since a June 1, 1997 reorganization. Prior to that, he was Executive Manager, Administration from July 1987 to June 1, 1997. He was Division Director of Administration from January 1984 to July 1987 and Staff Assistant to the General Manager of Chugach from November 1982 to January 1984. He has been employed at Chugach since 1969.

                Lee D. Thibert, 51, was appointed Sr. Vice President, Power Delivery in a March 20, 2006, reorganization. Prior to that appointment he had served as General Manager, Distribution Division since January 31, 2005. Prior to that appointment he had served as Sr. Vice President, Power Delivery since June 3, 2002. Prior to that, he served as Executive Manager, Transmission & Distribution Network Services after a June 1, 1997 reorganization. Prior to that, he was Executive Manager, Operating Divisions from June of 1994. Before moving up to the Executive Manager position, he served as Director of Operations from May 1987.

                Michael R. Cunningham, 57, was appointed Chief Financial Officer on June 5, 2002. Prior to that appointment he served as Controller since 1986. Prior to that he was Budget Analyst and Manager of Accounting since beginning his Chugach employment in 1982. Prior to his Chugach employment, Mr. Cunningham spent 15 years in various capacities with Pacific Northwest Bell Telephone Company.

                Brad W. Evans, 52, was appointed Sr. Vice President, Power Supply in a March 20, 2006, reorganization. Prior to that appointment he served as General Manager, G&T Division since January 31, 2005. Prior to that appointment he had served as Sr. Vice President, Energy Supply since June 5, 2002. Prior to that, he had served as Director of Energy Supply since February 26, 2001. Prior to his current Chugach employment, Mr. Evans served as Manager, System Dispatch for Golden Valley Electric Association.

                Audit Committee Financial Expert

                Chugach is a cooperative and each board member must be a member of the cooperative. The Board of Directors relies on the advice of all members of the Finance and Audit Committees, therefore the Board of Directors has not formally designated an Audit Committee financial expert.

                Identification of the Audit Committee

                Chugach Board Policy No. 127, “Audit Committee Charter,” defines the Audit Committee as follows:

The Audit Committee shall be comprised of three or more directors as determined by the Board. Unless otherwise determined by the Board, the members of the Board Finance Committee shall be the members of the Audit Committee. Committee members may enhance their familiarity with finance and accounting by participating in educational programs conducted by the Association or an outside consultant or other programs. The Committee may also retain the services of a qualified account professional with auditing expertise to assist it in the performance of its responsibilities.

The Board shall appoint member of the Committee. Unless a Chair is designated by the Board, the members of the Committee may appoint their own Chair by majority vote.

Members of the 2006 Audit Committee are:

Director Dave Cottrell, Chair
Director Bruce Davison
Director Elizabeth Vazquez

The disclosure required by §240.10A-3(d) regarding exemption from the listing standards for the audit committees is not applicable to the Chugach Audit Committee.
82

Item 11 - Executive Compensation

                Compensation Discussion and Analysis

                In 1986, National Rural Electric Cooperative Association (NRECA) developed the COMPensate wage and salary plan to provide its members with a systematic and standardized method to evaluate jobs in their specific cooperative, grade them, compare wages and salaries with those in similar electric utility systems and in the external marketplace and then create and apply statistically determined, equitable pay scales. In 1988, the Chugach Board of Directors approved implementation of NRECA’s COMPensate wage and salary plan for non-bargaining unit employees with the objective of establishing wages and salaries for non-bargaining unit employees that would attract and retain qualified personnel and encourage their superior performance, growth and development.

                Each year the regression analysis/compensation model is updated with current salary survey values to insure that the ranges reflect fair market value. The overall change to the salary ranges reflects market changes to the midpoint of the salary ranges and creates an opportunity for but not a guarantee of salary increases. Salary increases are not automatic and are based on performance. Salary increases are awarded to non-represented employees annually based on individual performance and their compa-ratio. The compa-ratio indicates where an individual’s annual salary is in relationship to the mid-point of their salary grade. The mid-point represents the market value of the individual position. Any changes to the COMPensate wage and salary plan for Chugach are approved by the Chugach Board of Directors.

                CEO Bill Stewart’s Employment Agreement provides for a Discretionary Performance-Based Bonus Program (Ref. Exhibit 10.54). The Agreement at paragraph 4.b states “The Board of Directors may, in its sole discretion, establish annual or other performance-based objectives for Stewart and assign fixed dollar amount or percentage of Base Salary bonuses for the successful achievement of those objectives. The stated objective(s) will be set forth in Appendix D hereto, to be updated from time to time as the Board sees fit. For each objective met, Stewart will be awarded the bonus associated with that objective.” Paragraph 4.b of the Agreement further provides that “such bonus payments to Stewart, if any, are not considered compensation under any of the retirement plans offered by Chugach and therefore will not be considered in determining Stewart’s retirement benefits.”

                For 2006, the following five goals were set for the CEO by the Board of Directors with 5% of base salary linked to the success of each goal:

1.	Restructure rates between G&T and Distribution functions to correct debt structure and properly allocate interest expense while updating depreciation schedules and cost of service.

2.	The Chugach Board of Directors passed a resolution on September 15th 2004, that directed the CEO to undertake all necessary steps to craft a plan to create a single-owner
83

G&T organization that would hold all Chugach assets, contractual arrangements and associated debt. A three-part plan was developed and presented to the BOD on March 8, 2005. To date, Chugach staff has completed all steps in part A that functionally unbundles the organizations finances without a change in corporate structure. The next step is to determine whether organizational restructuring and financial unbundling meets the needs of the Association or if we need to evaluate the feasibility and necessity of proceeding with a separate corporate structure.

3.	Aging generation and high fuel prices have significantly increased G&T rates to customers. Of the near-term options, coal has a significant hurdle due to high initial capital costs and gas turbines have the uncertain future of dwindling gas supply and volatility of market-based (Henry Hub) prices. Other options such as wind, geo-thermal, tidal and hydroelectric are under investigation but likely will not meet near or mid-term needs (5 to 10 years).

4.	All three IBEW contracts (Office & Engineering, Outside Plant and Generation Plant0 and the Culinary Union (HERE) terminate on June 30, 2006. A substantial effort will be required by both management and bargaining unit personnel to work toward a win/win result.

5.	Chugach has gas contracts with the Beluga Producers (Conoco Phillips, Chevron, ML&P) and Marathon Oil Company. Gas volumes from all these contracts will run out by approximately 2011. Chugach has an additional 120 Bcf of additional volumes committed from the Beluga Producers (40 Bcf each) but not priced. Based on Current use (25 Bcf per year). Chugach is obligated to initiate negotiations with Conoco Phillips, ML&P and Chevron by January 1, 2007, and agree upon terms by January 1, 2008.

The Board of Directors approved the performance evaluation for CEO Bill Stewart on February 21, 2007, which resulted in a 15% bonus in accordance with Appendix D of his Employment Agreement.
84

                Cash Compensation

                The following table sets forth all remuneration paid by us for the fiscal year ending December 31, 2006, to each of our four executive officers, each of whose total cash and cash equivalent compensation exceeded $100,000 for 2006, and for all such executive officers as a group:

Summary Compensation Table

Name	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	Total

William R. Stewart, Chief Executive Officer	2006	$248,071	$33,000	$0	$60,454	$341,525

Lee D. Thibert, Sr. Vice President, Power Delivery	2006	$170,692	$0	$0	$70,874	$241,566

Michael R. Cunningham, Chief Financial Officer	2006	$155,829	$0	$0	$111,532	$267,361

Bradley W. Evans, Sr. Vice President, Power Supply	2006	$151,252	$0	$0	$37,674	$188,926

                Grants of Plan-Based Awards

                The following table sets forth the estimated future non-equity incentive plan awards for CEO Bill Stewart based on the five goals discussed in “Item 11 - Executive Compensation, Compensation Discussion and Analysis:”

Estimated Future Payouts Under Non-Equity Incentive Plan Awards Table

Name	Grant Date	Threshold	Target	Maximum

William R. Stewart, Chief Executive Officer	2/21/07	$11,000	$33,000	$55,000
85

                Compensation Pursuant to Plans

                We have elected to participate in the National Rural Electric Cooperative Association (NRECA) Retirement Security Plan (the “Plan”), a multiple employer defined benefit master pension plan maintained and administered by the NRECA for the benefit of its members and their employees. The Plan is intended to be a qualified pension plan under Section 401(a) of the Code. All our employees not covered by a union agreement become participants in the Plan on the first day of the month following completion of one year of eligibility service. An employee is credited with one year of eligibility service if he or she completes 1,000 hours of service either in his or her first twelve consecutive months of employment or in any calendar year for us or certain other employers in rural electrification (related employers). Pension benefits vest at the rate of 10% for each of the first four years of vesting service and become fully vested and nonforfeitable on the earlier of the date a participant has five years of vesting service or the date the participant attains age fifty-five while employed by us or a related employer. A participant is credited with one year of vesting service for each calendar year in which he or she performs at least one hour of service for us or a related employer. Pension benefits are generally paid upon the participant’s retirement or death. A participant may also elect to receive pension benefits while still employed by us if he or she has reached his normal retirement date by completing thirty years of benefit service (defined below) or, if earlier, by attaining age sixty-two. A participant may elect to receive actuarially reduced early retirement pension benefits before his or her normal retirement date provided he or she has attained age fifty-five.

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

86

be computed as of the Participant’s actual retirement date. The retirement benefit payable to any Participant under the 30-Year Plan shall be computed as of the first day of the month in which the Participant’s actual retirement date occurs.

                Benefit service as of December 31, 2006 that is taken into account under the Plan for the executive officers is shown below with the assumptions for calculation of the present value of accumulated benefits.

Pension Benefits Table

Name	Plan	Number of Credited Years of Service	Present Value of Accumulated Benefit	Payments/ Conversions During Last Fiscal Year

William R. Stewart[1], Chief Executive Officer	Retirement Security	4.17	$174,776	$0

	Pension Restoration Severance Pay Plan	0.00	$0	$279,054	[1]

Lee D. Thibert, Sr. Vice President, Power Delivery	Retirement Security	18.58	$462,997	$0

Michael R. Cunningham, Chief Financial Officer	Retirement Security	23.08	$682,107	$0

Bradley W. Evans, Sr. Vice President, Power Supply	Retirement Security	5.83	$141,278	$0

[1] Under the Plan in effect prior to November 1, 2002, Mr. Stewart had 30 years of service as of April 1, 2000, and was no longer eligible to receive contributions on his behalf to the Plan. Under the terms of the amendment to the Plan, approved by the Board of Directors on October 16, 2002, Mr. Stewart was re-enrolled effective November 1, 2002. The $279,054 payment was not paid directly to Mr. Stewart in 2006. Rather, it was converted to a defined contribution retirement plan from a defined benefit retirement plan.

                It is assumed that participants retire at the earlier of age 62 or 30 years of benefit service and elect a lump sum benefit.

                Lump sum amounts are calculated using the 30-year Treasury rate, which was 4.73% for 2006 and the required IRS mortality table for lump sum payments. The lump sum is then discounted at 5.75% interest only with no mortality assumed from age 62 back to December 31, 2006.

87

                Deferred Compensation

                Chugach adopted NRECA’s unfunded Deferred Compensation Program (the Program) to allow highly compensated employees who elect to participate in the Program to defer a portion of their current compensation and avoid paying tax on the deferrals until received. As a non-qualified plan under Internal Revenue Code 457(b), NRECA’s Deferred Compensation Plan is not subject to non-discrimination testing. The Program is designed to help decrease current taxable income, take advantage of tax deferred compounding and set aside additional money for retirement. The money is accessible only upon separation of service, disability or death (in which case it is paid to the designated beneficiary). The distribution is taxable as income in the year received.

                Deferred compensation accounts are established for the individual employees, however, they are considered to be owned by Chugach until a distribution is made. Deferred compensation plan assets would be subject to creditors’ demands in the case of bankruptcy. Deferred compensation assets are invested with Homestead Funds, a family of no-load mutual funds. Homestead Funds’ investment managers, RE Advisers, is a wholly-owned subsidiary of NRECA. Each participant in the Program determines the investment fund or funds into which their accounts are invested. The amounts credited to the deferred compensation account, including gains and losses, are retained by Chugach until the entire amount credited to the account has been distributed to the Participant or to the Participant’s beneficiary.

Deferred Compensation Table

Name	Executive Contributions in last FY	Registrant Contributions/ Conversions in last FY	Aggregate Earnings in last FY	Aggregate Withdrawals/ Distributions	Aggregate balance at FYE

William R. Stewart[1], Chief Executive Officer	$0	$279,054	$23,313	$0	$302,367

Michael R. Cunningham, Chief Financial Officer	$17,796	$0	$1,970	$0	$57,560

[1] Registrant contribution of $279,054 was not contributed directly by Chugach, but instead was converted from a defined benefit retirement plan to a defined contribution severance pay plan, not subject to Internal Revenue section 457.

88

                Director Compensation

                Directors are compensated for their services at the rate of $200 per board meeting or other meeting at which they are representing the Association in an official capacity within the State of Alaska, and $250 per day when attending meetings or training outside of the State, including each day of travel, plus reimbursement of reasonable out of pocket expenses, up to a maximum of 70 meetings per year for a director and 85 meetings per year for the Chairman.

                The following table sets forth the dollar amounts of all fees paid in cash by us for the fiscal year ending December 31, 2006 to each of our board members:

Director Compensation Table

Name	Fees Paid In Cash

Jeffrey W. Lipscomb, Chairman and Director	$10,650

Bruce Davison, Vice-Chairman and Director	$6,000

David Cottrell, Treasurer and Director	$9,800

Jim Nordlund, Secretary and Director	$7,900

Alan Christopherson, Director	$9,600

Uwe Kalenka, Director	$15,450

Elizabeth Vazquez, Director	$13,350

                Potential Termination Payments

                Pursuant to a Chugach Operating Policy, non-represented employees, including the executive officers except the Chief Executive Officer, who are terminated by Chugach for reasons unrelated to employee performance are entitled to severance pay for each year or partial year of service as follows: two weeks for each year of service to a maximum of twenty (26) weeks for thirteen (13) years or more of service. If the CEO is terminated without cause during the term, or any extension thereof, of his Employment Agreement with Chugach he is entitled to his base salary and all benefits that he would have received pursuant to the Agreement had his employment not been terminated through the then remaining term of the Agreement. (Ref. Exhibit 10.54)

89

                The following is a list of the estimated severance payments that would be made to each of the four executive officers in the case of termination not related to employee performance:

Potential Termination Payments Table

Name	Estimated Severance Payment

William R. Stewart, Chief Executive Officer	$790,397

Lee D. Thibert, Sr. Vice President, Power Delivery	$84,282

Michael R. Cunningham, Chief Financial Officer	$75,005

Bradley W. Evans, Sr. Vice President, Power Supply	$34,618

                Code of Ethics

                Chugach developed a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and any person performing similar functions. The code of ethics was finalized June 16, 2004. It is also posted on Chugach’s website at www.chugachelectric.com.

Item 12 - Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters

Not Applicable

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Not Applicable

90

Item 14 – Principal Accounting Fees and Services

                The Audit Committee of the Board of Directors retained KPMG LLP as the independent certified public accountants for Chugach during the fiscal year ended December 31, 2006.

                Fees and Services

                KPMG LLP has provided certain audit, audit-related, tax and non-audit services, the fees for which are as follows:

	2006	2005

Audit services and quarterly reviews	$122,962	$104,753
Audit-related services (Single audit and employee benefit plans)	$45,150	$18,050
Non-audit services:
Tax consulting and return preparation	$3,250	$2,375

                The Audit Committee of the Board of Directors has a policy to pre-approve all services to be provided by Chugach’s independent public accountants. All services from KPMG LLP for fiscal years ended December 31, 2006 and 2005 were approved by the Audit Committee.

91

PART IV Item 15 – Exhibits and Financial Statement Schedules

Page

Financial Statements

Included in Part II of this Report:
Report of Independent Registered Public Accounting Firm	44
Balance Sheets, December 31, 2006 and 2005	45-46
Statements of Operations,
Years ended December 31, 2006, 2005 and 2004	47
Statements of Changes in Equities and Margins,
Years ended December 31, 2006, 2005 and 2004	48
Statements of Cash Flows,
Years ended December 31, 2006, 2005 and 2004	49
Notes to Financial Statements	50-78

Financial Statement Schedules

Included in Part IV of this Report:
Report of Independent Registered Public Accounting Firm	93
Schedule II - Valuation and Qualifying Accounts,
Years ended December 31, 2006, 2005 and 2004	94

Other schedules are omitted as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.
92

Report of Independent Registered Public Accounting Firm

The Board of Directors
Chugach Electric Association, Inc.

Under date of March 9, 2007, we reported on the balance sheets of Chugach Electric Association, Inc. (the Company) as of December 31, 2006 and 2005, and the related statements of operations, changes in equities and margins and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule of Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Anchorage, Alaska
March 9, 2007

93

Schedule II CHUGACH ELECTRIC ASSOCIATION, INC. Valuation and Qualifying Accounts

	Balance at Beginning Of year	Charged To costs And expenses	Deductions	Balance at end of year

Allowance for doubtful accounts:
Activity for year ended:
December 31, 2006	(398,321)	(44,942)	(142,958)	(586,221)
December 31, 2005	(364,261)	(270,713)	236,653	(398,321)
December 31, 2004	(273,793)	(202,533)	112,065	(364,261)
94

EXHIBITS Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant. (13)

3.2	Bylaws of the Registrant. (18)

4.11	Tenth Supplemental Indenture of Trust between the Registrant and U.S. Bank Trust National Association dated April 1, 2001. (11)

4.12	Eleventh Supplemental Indenture of Trust between the Registrant and U.S. Bank Trust National Association. (14)

4.13	Amended and Restated Indenture between the Registrant and U.S. Bank Trust National Association dated April 1, 2001. (11)

4.14	Form of 2001 Series A Bond due 2011. (11)

4.15	Form of 2002 Series A Bond due 2012. (14)

4.16	Form of 2002 Series B Bond due 2012. (14)

10.1	Wholesale Power Agreement between the Registrant and the City of Seward. (1)

10.2	Joint Use Agreement between the Registrant and the City of Seward dated effective as of September 11, 1998. (1)

10.3	Net Billing Agreement among the Registrant and the City of Seward dated effective as of September 11, 1998. (1)

10.4	Agreement for the Sale and Purchase of Electric Power and Energy between the Registrant and the City of Seward dated effective as of September 11, 1998. (8)

10.4.1	Amendment No. 1 to Agreement for the Sale and Purchase of Electric Power and Energy between the Registrant and the City of Seward dated effective as of July 9, 2001. (13)

10.5	Agreement for Sale of Electric Power and Energy by and among the Registrant, Homer Electric Association, Inc. and Alaska Electric Generation and Transmission Cooperative, Inc. dated September 27, 1985. (1)
95

10.5.1	Assignment of Agreement for Sale of Electric Power and Energy by and among the Registrant, Homer Electric Association, Inc. and Alaska Electric Generation and Transmission Cooperative, Inc. dated June 30, 2003. (19)

10.6	Modified Agreement for the Sale and Purchase of Electric Power and Energy by and among the Registrant, Matanuska Electric Association, Inc. and Alaska Electric Generation and Transmission Cooperative, Inc. dated effective as of January 30, 1989. (1)

10.6.1	First Amendment to Modified Agreement for the Sale and Purchase of Electric Power and Energy by and among the Registrant, Matanuska Electric Association, Inc. and Alaska Electric Generation and Transmission Cooperative, Inc. dated effective as of February 10, 1995. (1)

10.6.2	Net Billing Agreement by and among the Registrant, Matanuska Electric Association, Inc. and Alaska Electric Generation and Transmission Cooperative, Inc. dated December 16, 1987. (1)

10.7	Nonfirm Energy Agreement between the Registrant and Golden Valley Electric Association, Inc. dated May 18, 1988. (1)

10.7.1	Amendatory Agreement No. 1 to Nonfirm Energy Agreement between the Registrant and Golden Valley Electric Association, Inc., dated December 14, 1989. (11)

10.7.2	Letter Agreement dated January 18, 1996 between the Registrant and Golden Valley Electric Association, Inc., amending the Nonfirm Energy Agreement between the Registrant and Golden Valley Electric Association, Inc. (11)

10.7.3	Amendatory Agreement No. 2 to Nonfirm Energy Agreement between the Registrant and Golden Valley Electric Association, Inc., dated February 8, 1999. (11)

10.7.4	Settlement Agreement by and among the Registrant, Golden Valley Electric Association, Inc. and the Municipality of Anchorage d/b/a Anchorage Municipal Light and Power dated May 6, 1999. (11)

10.8	Agreement for the Sale and Purchase of Natural Gas between the Registrant and ARCO Alaska, Inc. dated April 21, 1989. (1)

10.8.1	Amendment No. 1 to Agreement for the Sale and Purchase of Natural Gas between the Registrant and ARCO Alaska, Inc., dated August 1, 1990. (1)

10.8.2	Letter Agreement dated April 23, 1999, regarding the Registrant’s consent to the assignment to ARCO Beluga, Inc. of the Agreement for the Sale and Purchase of Natural Gas between the Registrant and ARCO Alaska, Inc. (11)
96

10.8.3	Amendment No. 2 to Agreement for the Sale and Purchase of Natural Gas between the Registrant and ARCO Beluga, Inc., dated May 6, 1999. (8)

10.9	Agreement for the Sale and Purchase of Supplemental Natural Gas between the Registrant and ARCO Alaska, Inc. dated October 3, 1991. (1)

10.10	Agreement for the Sale and Purchase of Natural Gas between the Registrant and Marathon Oil Company dated September 26, 1988. (1)

10.10.1	Letter Agreement dated September 26, 1988 between the Registrant and Marathon Oil Company, amending the Agreement for the Sale and Purchase of Natural Gas between the Registrant and Marathon Oil Company. (1)

10.10.2	Amendatory Agreement No. 1 to Agreement for the Sale and Purchase of Natural Gas between the Registrant and Marathon Oil Company, dated effective as of February 21, 1990. (1)

10.10.3	Amendatory Agreement No. 2 to Agreement for the Sale and Purchase of Natural Gas between the Registrant and Marathon Oil Company, dated effective as of February 21, 1990. (1)

10.10.4	Amendatory Agreement No. 3 to Agreement for the Sale and Purchase of Natural Gas between the Registrant and Marathon Oil Company, dated January 28, 1991. (1)

10.10.5	Amendatory Agreement No. 4 to Agreement for the Sale and Purchase of Natural Gas between the Registrant and Marathon Oil Company, dated October 6, 1993. (11)

10.10.6	Letter Agreement dated January 18, 1996 between the Registrant and Marathon Oil Company, amending the Agreement for the Sale and Purchase of Natural Gas between the Registrant and Marathon Oil Company. (11)

10.10.7	Amendatory Agreement No. 5 to Agreement for the Sale and Purchase of Natural Gas between the Registrant and Marathon Oil Company, dated May 24, 1999. (8)

10.11	Agreement for the Sale and Purchase of Natural Gas between the Registrant and Shell Western E&P Inc. dated April 25, 1989. (1)

10.11.1	Amendatory Agreement No. 1 to the Agreement for the Sale of Natural Gas between the Registrant and Shell Western E&P Inc., dated October 1, 1989. (1)

10.11.2	Amendment No. 2 to the Agreement for the Sale of Natural Gas between the Registrant and Shell Western E&P Inc., dated June 20, 1990. (1)

10.11.3	Amendatory Agreement No. 3 to the Agreement for the Sale of Natural Gas between the Registrant and Shell Western E&P Inc. dated October 14, 1996. (1)
97

10.12	Agreement for the Sale and Purchase of Supplemental Natural Gas between the Registrant and Shell Western E&P Inc. dated November 2, 1990. (1)

10.13	Agreement for the Sale and Purchase of Natural Gas between the Registrant and Chevron USA Inc. dated April 27, 1989 (including Attachment No. 1 thereto dated December 20, 1989). (1)

10.13.2	Amendment No. 2 to Agreement for the Sale and Purchase of Natural Gas between the Registrant and Chevron USA Inc., dated June 7, 1990. (1)

10.13.3	Amendment No. 3 to Agreement for the Sale and Purchase of Natural Gas between the Registrant and Chevron U.S.A. Inc., dated May 26, 1999. (8)

10.14	Agreement for the Sale and Purchase of Supplemental Natural Gas between the Registrant and Chevron USA, Inc. dated September 25, 1990. (1)

10.15	Alaska Intertie Agreement between Alaska Power Authority, Municipality of Anchorage, the Registrant, City of Fairbanks, Alaska Municipal Utilities System, Golden Valley Electric Association, Inc. and Alaska Electric Generation and Transmission Cooperative, Inc. dated December 23, 1985. (1)

10.16	Addendum No. 1 to the Alaska Intertie Agreement-Reserve Capacity and Operating Reserve Responsibility dated December 23, 1985. (1)

10.17	Memorandum of Understanding Regarding Intertie Upgrades among Alaska Energy Authority, the Registrant, Golden Valley Electric Association, Inc., Homer Electric Association, Inc., Matanuska Electric Association, Inc., Municipality of Anchorage d/b/a Municipal Light and Power, and the City of Seward d/b/a Seward Electric System dated March 21, 1990. (1)

10.18	Amendment No. 1 to the Alaska Intertie Agreement-Insurance and Liability dated March 28, 1991. (11)

10.19	Intertie Grant Agreement between the Registrant, Golden Valley Electric Association, Inc., Fairbanks Municipal Utility System, Anchorage Municipal Light and Power, Alaska Electric Generation and Transmission Cooperative, Inc. (on behalf of Matanuska Electric Association, Inc. and Homer Electric Association, Inc.), City of Seward, the State of Alaska, Department of Administration and Alaska Industrial Development and Export Authority dated August 17, 1993. (1)
98

10.20	Grant Transfer and Delegation Agreement between the Registrant and Golden Valley Electric Association, Inc., Fairbanks Municipal Utility System, Anchorage Municipal Light and Power, Alaska Electric Generation and Transmission Cooperative, Inc., Matanuska Electric Association, Inc., Homer Electric Association, Inc., Seward, the State of Alaska, Department of Administration, and AMEA dated November 5, 1993. (1)

10.21	1993 Alaska Intertie Project Participants Agreement by and among Alaska Power Authority, Municipality of Anchorage, the Registrant, City of Fairbanks, Alaska Municipal Utilities System, Golden Valley Electric Association, Inc., Alaska Electric Generation and Transmission Cooperative, Inc., City of Seward d/b/a Seward Electric System, Homer Electric Association, Inc. and Matanuska Electric Association, Inc. dated January 24, 1994. (11)

10.22	Amendment No. 1 to the 1993 Alaska Intertie Project Participants Agreement dated December 10, 1999. (11)

10.23	Grant Administration Agreement by and among the Registrant, Alaska Industrial Development and Export Authority, Golden Valley Electric Association, Inc., Fairbanks Municipal Utilities System, Anchorage Municipal Light & Power, Alaska Electric Generation and Transmission Cooperative, Inc. (on behalf of Homer Electric Association, Inc. and Matanuska Electric Association, Inc.) and City of Seward dated August 30, 1994. (11)

10.24	Bradley Lake Agreement for the Sale and Purchase of Electric Power by and among the Registrant, the Alaska Power Authority, Golden Valley Electric Association, Inc., the Municipality of Anchorage, the City of Seward, the Alaska Electric Generation and Transmission Cooperative, Inc., Homer Electric Association, Inc. and Matanuska Electric Association Inc. dated December 8, 1987. (1)

10.24.1	Partial Assignment of Bradley Lake Hydroelectric Project Agreement for the Sale and Purchase of Electric Power by and among the Registrant, the Alaska Power Authority, Golden Valley Electric Association, Inc., the Municipality of Anchorage, the City of Seward, the Alaska Electric Generation and Transmission Cooperative, Inc., Homer Electric Association, Inc. and Matanuska Electric Association Inc. dated June 30, 2003. (19)

10.25	Agreement for the Wheeling of Electric Power and for Related Services by and among the Registrant, Homer Electric Association, Inc., Golden Valley Electric Association, Inc., Matanuska Electric Association, Inc., the Municipality of Anchorage, Inc. d/b/a Municipal Light and Power, the City of Seward d/b/a Seward Electric System and Alaska Electric Generation and Transmission Cooperative, Inc. dated December 8, 1987. (1)
99

10.25.1	Partial Assignment of Bradley Lake Hydroelectric Project Agreement for the Wheeling of Electric Power and for Related Services by and among the Registrant, Homer Electric Association, Inc., Golden Valley Electric Association, Inc., Matanuska Electric Association, Inc., the Municipality of Anchorage, Inc. d/b/a Municipal Light and Power, the City of Seward d/b/a Seward Electric System and Alaska Electric Generation and Transmission Cooperative, Inc. dated June 30, 2003. (19)

10.26	Transmission Sharing Agreement by and among the Registrant, Homer Electric Association, Inc., Golden Valley Electric Association, Inc. and the Municipality of Anchorage d/b/a Municipal Light and Power. (1)

10.27	Amendment to Agreement for Sale of Transmission Capability by and among the Registrant, Homer Electric Association, Inc., Alaska Electric Generation and Transmission Cooperative, Inc., Golden Valley Electric Association, Inc. and the Municipality of Anchorage d/b/a Municipal Light and Power dated March 7, 1989. (1)

10.28	Bradley Lake Hydroelectric Agreement for the Dispatch of Electric Power and for Related Services between the Registrant and the Alaska Energy Authority dated February 19, 1992. (1)

10.29	Agreement for Bradley Lake Resource Scheduling by and among the Registrant, Homer Electric Association, Inc. and the Alaska Electric Generation and Transmission Cooperative, Inc. dated September 29, 1992. (1)

10.29.1	Assignment of Agreement for Bradley Lake Resource Scheduling by and among the Registrant, Homer Electric Association, Inc. and the Alaska Electric Generation and Transmission Cooperative, Inc. dated June 30, 2003. (19)

10.30	Interconnection Agreement between the Registrant and Municipality of Anchorage Municipal Light and Power dated December 2, 1983. (1)

10.30.1	Addendum No. 1 to Interconnection Agreement between the Registrant and Municipality of Anchorage Municipal Light and Power dated August 8, 1984. (1)

10.30.2	Amendment No. 1 to Interconnection Agreement between the Registrant and Municipality of Anchorage Municipal Light and Power dated November 28, 1984. (1)

10.31	Gas Transportation Agreement by and among the Registrant, Alaska Pipeline Company and ENSTAR Natural Gas Company dated December 7, 1992. (1)

10.32	Eklutna Purchase Agreement by and among the Registrant, Matanuska Electric Association, Inc., Municipality of Anchorage d/b/a Municipal Light and Power and Alaska Power Administration. (1)
100

10.33	Eklutna Hydroelectric Project Closing Documents dated October 2, 1997. (3)

10.34	Settlement Agreement by and among the Registrant, Homer Electric Association, Inc., Matanuska Electric Association, Inc., the City of Seward and Alaska Electric Generation and Transmission Cooperative, Inc., resolving G&T TIER Level, Equity Level, Capital Credits, Equity Management Plan and Loan Covenant Disputes, dated effective as of February 3, 1993. (1)

10.35	First Amendment to “Settlement Agreement Resolving G&T TIER Level, Equity Level, Capital Credits, Equity Management Plan and Loan Covenant Disputes” in APUC Docket U-92-10 between the Registrant, Matanuska Electric Association, Inc., Homer Electric Association, Inc. and the Alaska Electric Generation and Transmission Cooperative, Inc. dated March 1993. (1)

10.36	Agreement by and among the Registrant, Municipality of Anchorage d/b/a Anchorage Municipal Light and Power, Matanuska Electric Association, Inc., U.S. Fish and Wildlife Service, National Marine Fisheries Service, Alaska Energy Authority and the State of Alaska re: the Eklutna and Snettisham Hydroelectric Projects. (1)

10.37	Daves Creek Substation Agreement between the Registrant and the Alaska Energy Authority dated March 13, 1992. (1)

10.38	Settlement Agreement between the Registrant and Intervenor Wholesale Customers in APUC Docket U-93-15 dated September 1993 regarding depreciation of submarine cables. (1)

10.39	Nikiski Cogeneration Plant System Use and Dispatch Agreement between the Registrant and Alaska Electric Generation and Transmission Cooperative, Inc. dated February 12, 1999. (8)

10.39.1	Second Amendment to the Nikiski Cogeneration Plant System Use and Dispatch Agreement between the Registrant and Alaska Electric Generation and Transmission Cooperative, Inc. dated June 1, 2001. (13)

10.39.2	Assignment of Nikiski Cogeneration Plant System Use and Dispatch Agreement between the Registrant and Alaska Electric Generation and Transmission Cooperative, Inc. dated June 30, 2003. (19)

10.40	Lease Amendment between the Registrant and Standard Oil Company of California dated June 1, 1975. (1)

10.41	Lease Amendment between the Registrant and Chevron USA, Inc. dated September 1, 1985. (1)
101

10.42	First Amended and Restated Joint Action Agency Agreement Relating To The Alaska Railbelt Energy Authority among the Registrant, Anchorage Municipal Light & Power (AML&P) and Golden Valley Electric Association, Inc. (GVEA) dated August 1, 2005. (22)

10.44	Line of Credit Agreement and Promissory Note between the Registrant and the National Bank for Cooperatives dated May 5, 1993. (1)

10.44.1	Amendment to Line of Credit Agreement between the Registrant and the National Bank for Cooperatives dated March 11, 1994. (1)

10.44.2	Amendment to Line of Credit Agreement between the Registrant and the National Bank for Cooperatives and amended and restated Promissory Note dated April 18, 1994. (1)

10.44.3	Amendment to Line of Credit Agreement between the Registrant and the National Bank for Cooperatives dated May 1, 1995. (1)

10.44.4	Amendment to Line of Credit Agreement between the Registrant and the National Bank for Cooperatives dated May 15, 1995. (1)

10.44.5	Amendment to Line of Credit Agreement between the Registrant and CoBank, ACB dated September 30, 2000. (10)

10.44.6	Amendment to Line of Credit Agreement between the Registrant and CoBank, ACB dated December 27, 2002. (18)

10.44.7	Promissory Note and Consolidating Committed Resolving Credit Supplement between the Registrant and CoBank, ACB dated May 3, 2005. (22)

10.45.1	Master Loan Agreement between the Registrant and CoBank, ACB dated December 27, 2002. (17)

10.45.2	Promissory Note and Consolidating Term Loan Supplement between the Registrant and CoBank, ACB dated December 27, 2002. (17)

10.45.3	Master Loan Agreement between the Registrant and CoBank, ACB dated May 3, 2005 (22)

10.45.4	Promissory Note and Supplement between the Registrant and CoBank, ACB dated August 24, 2005. (23)

10.45.5	Amended and Restated Promissory Note and Committed Revolving Credit Supplement between the Registrant and CoBank, ACB dated September 12, 2006.
102

10.47	Line of Credit Agreement between the Registrant and the National Rural Utilities Cooperative Finance Corporation dated October 15, 2002. (17)

10.52	Employment Agreement between the Registrant and Evan J. Griffith dated effective April 21, 2004. (20)

10.53	First Amended Memorandum of Agreement between the Registrant and William R. Stewart dated effective March 17, 2006.

10.54	Employment Agreement between the Registrant and William R. Stewart dated effective July 1, 2006. (24)

14	Code of Ethics for Senior Financial Officers of the Registrant dated effective June 16, 2004. (21)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
103

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
104

(23) Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2005.

(24) Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2006.
105

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2007.

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ William R. Stewart

William R. Stewart, Chief Executive Officer

Date:	March 28, 2007

106

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2007, by the following persons on behalf of the registrant in the capacities indicated:

/s/ William R. Stewart

William R. Stewart	Chief Executive Officer
(Principal Executive Officer)

/s/ Lee D. Thibert

Lee D. Thibert	Sr. Vice President, Power Delivery

/s/ Michael R. Cunningham

Michael R. Cunningham	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

/s/ Bradley W. Evans

Bradley W. Evans	Sr. Vice President, Power Supply

/s/ Jeffrey Lipscomb

Jeffrey Lipscomb	Director & Chairman of the Board

Bruce Davison	Director & Vice-Chairman of the Board

/s/ David Cottrell

David Cottrell	Director & Treasurer of the Board

/s/ James Nordlund

James Nordlund	Director & Secretary of the Board

/s/ Alan Christopherson

Alan Christopherson	Director

/s/ Elizabeth Vazquez

Elizabeth Vazquez	Director

Uwe Kalenka	Director

107

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants, which have not registered securities pursuant to Section 12, of the Act:

Chugach has not made an Annual Report to securities holders for 2006 and will not make such a report after the filing of this Form 10-K. As a consequence, no copies of any such report will be furnished to the Securities and Exchange Commission.

108