Form 10-K/A
period 2006-12-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2007-04-24
CIK 878004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K/A

(Amendment No. 1)

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

N/A

EXPLANATORY STATEMENT

          This Amendment No. 1 on Form 10-K/A is being filed to correct the signature line of the Report of Independent Registered Public Accounting Firm included in “Item 8 – Financial Statements and Supplementary Data” contained in Chugach Electric Association, Inc.’s Form 10-K for the fiscal year ended December 31, 2006 originally filed with the Securities and Exchange Commission on April 2, 2007.

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

/s/ KPMG LLP

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

Depreciation and amortization rates have been applied on a straight-line basis and at December 31 are as follows:

	Annual Depreciation Rate Ranges

	2005-2006			2004

Steam production plant	2.55%	-	3.24%	2.55%	-	2.80%

Hydraulic production plant	1.63%	-	2.94%	0.04%	-	1.56%

Other production plant	3.32%	-	9.81%	2.67%	-	7.62%

Transmission plant	1.72%	-	5.26%	1.50%	-	4.24%

Distribution plant	2.10%	-	9.98%	2.13%	-	9.22%

General plant	2.23%	-	27.25%	2.21%	-	20.40%

Other	2.75%	-	2.75%	2.35%	-	2.75%

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

*Represents unclaimed capital credits that have met all requirements of section 34.45.200 of Alaska’s unclaimed property law and has therefore reverted to Chugach

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

		Proportionate
(In thousands)	Total	Share

Plant in service	$211,182	$64,199

Long-term debt	121,182	36,839

Interest expense	8,274	2,515

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 11, 2007.

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ William R. Stewart

William R. Stewart, Chief Executive Officer

Date:	April 11, 2007