Form 10-Q
period 2007-03-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2007-05-15
CIK 878004

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

                  For the quarterly period ended March 31, 2007

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

                         Commission file number 33-42125

                       CHUGACH ELECTRIC ASSOCIATION, INC.
             (Exact name of registrant as specifies in its charter)

--------------------------------------------------------------------------------

                State of Alaska                               92-0014224
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                  Identification Number)

      5601 Electron Drive, Anchorage, AK                         99518
   (Address of principal executive offices)                   (Zip Code)

                                 (907) 563-7494
               (Registrant's telephone number including area code)

                                      None
   (Former name, former address, and former fiscal year if changed since last report)

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.                              |X| Yes   |_| No

Indicate by check mark whether the registrant is large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|   Accelerated filer |_|  Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company, as defined in
Rule 12b-2 of the Act.                                          |_| Yes   |X| No

                       CHUGACH ELECTRIC ASSOICATION, INC.
                                TABLE OF CONTENTS

Caution Regarding Forward-Looking Statements                                                      2

Part I. Financial Information
-----------------------------

 Item 1. Financial Statements (unaudited)                                                         2
         Balance Sheets - as of March 31, 2007 and December 31, 2006                              3

         Statements of Operations - Three months ended March 31, 2007
         and March 31, 2006                                                                       5

         Statements of Changes in Equities and Margins - Three months
         Ended March 31, 2007 and March 31, 2006                                                  6

         Statements of Cash Flows, Three Months Ended March 31, 2007
         and March 31, 2006                                                                       7

         Notes to Financial Statements                                                            8

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations   15

 Item 3. Quantitative and Qualitative Disclosures About Market Risk                              21

 Item 4. Controls and Procedures                                                                 23

Part II. Other Information
--------------------------

 Item 1. Legal Proceedings                                                                       23

 Item 1A. Risk Factors                                                                           24

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                             24

 Item 3. Defaults Upon Senior Securities                                                         24

 Item 4. Submission of Matters to a Vote of Security Holders                                     24

 Item 5. Other Information                                                                       24

 Item 6. Exhibits                                                                                24

         Signatures                                                                              25

         Exhibits                                                                                26

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the financial statements of Chugach as of and for the quarter ended March 31, 2007, follow.

                       Chugach Electric Association, Inc.
                                 Balance Sheets
                                   (Unaudited)




                       Assets                             March 31, 2007     December 31, 2006
-----------------------------------------------------   -----------------    -----------------
Utility Plant:
     Electric Plant in service                          $     793,357,751    $     787,005,028
     Construction work in progress                             22,828,930           20,254,298
                                                        -----------------    -----------------
          Total utility plant                                 816,186,681          807,259,326
     Less accumulated depreciation                           (354,978,088)        (347,736,514)
                                                        -----------------    -----------------
          Net utility plant                                   461,208,593          459,522,812

Other property and investments, at cost:
     Nonutility property                                           24,461               24,461
     Investments in associated organizations                   11,888,530           11,888,530
     Special Funds                                                645,582                    0
                                                        -----------------    -----------------
          Total other property and investments                 12,558,573           11,912,991

Current assets:
     Cash and cash equivalents                                  3,095,661            9,844,914
     Special deposits                                             206,191              206,191
     Accounts receivable, net                                  35,598,936           32,899,571
     Materials and supplies                                    28,121,695           25,424,493
     Prepayments                                                1,746,903            1,487,966
     Other current assets                                         397,147              280,562
                                                        -----------------    -----------------
          Total current assets                                 69,166,533           70,143,697

Deferred charges, net                                          21,001,283           21,460,648
                                                        -----------------    -----------------

Total assets                                            $     563,934,982    $     563,040,148
                                                        =================    =================


See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
                           Balance Sheets (continued)
                                   (Unaudited)



        Liabilities, Equities and Margins               March 31, 2007      December 31, 2006
----------------------------------------------------   -----------------    -----------------
Equities and margins:
    Memberships                                        $       1,307,528    $       1,297,633
    Patronage capital                                        145,661,003          141,117,620
    Other                                                      8,293,332            8,300,847
                                                       -----------------    -----------------
         Total equities and margins                          155,261,863          150,716,100

Long-term obligations, excluding current installments:
    Bonds Payable                                            299,600,000          305,500,000
    National Bank for Cooperatives                            44,162,961           45,303,530
                                                       -----------------    -----------------
         Total long-term obligations                         343,762,961          350,803,530

Current liabilities:
    Current installments of long-term obligations             14,182,155           13,728,569
    Short-term obligations                                     3,500,000                    0
    Accounts payable                                          10,277,975           10,308,668
    Consumer deposits                                          2,381,910            2,217,613
    Fuel cost over-recovery                                      857,446              300,567
    Accrued interest                                           2,069,705            6,364,100
    Salaries, wages and benefits                               5,872,240            6,021,473
    Fuel                                                      18,846,216           16,158,783
    Other                                                      4,026,782            4,112,020
                                                       -----------------    -----------------
         Total current liabilities                            62,014,429           59,211,793

Deferred Credits                                               2,250,147            2,308,725
Other Liabilities                                                645,582                    0
                                                       -----------------    -----------------

Total liabilities, equities and margins                $     563,934,982    $     563,040,148
                                                       =================    =================

See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                       Three months ended March 31

                                                           2007            2006
                                                       ------------    ------------
Operating revenues                                     $ 71,453,124    $ 66,885,593

Operating expenses:
    Fuel                                                 28,307,939      27,986,180
    Production                                            3,474,724       3,192,912
    Purchased power                                      10,741,367       7,210,732
    Transmission                                          1,724,152       1,391,959
    Distribution                                          3,340,193       3,037,093
    Consumer accounts                                     1,213,349       1,302,003
    Administrative, general and other                     5,081,551       4,800,629
    Depreciation and amortization                         7,231,936       7,049,384
                                                       ------------    ------------
        Total operating expenses                         61,115,211      55,970,892

Interest on long-term debt                                6,091,851       6,035,709
     Other                                                   86,394               0
     Charged to construction                               (159,230)       (115,418)
                                                       ------------    ------------
         Net interest expenses                            6,019,015       5,920,291

                                                       ------------    ------------
Net operating margins                                     4,318,898       4,994,410

Nonoperating margins:
Interest income                                             203,258         163,438
Other                                                        66,662          43,581
Property gain (loss)                                              0         (12,756)
                                                       ------------    ------------
Total nonoperating margins                                  269,920         194,263
                                                       ------------    ------------

Assignable margins                                     $  4,588,818    $  5,188,673
                                                       ============    ============

Please see accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
                  Statements of Changes in Equities and Margins
                                   (Unaudited)


                                                     Other Equities      Patronage
                                       Memberships    and Margins         Capital           Total
                                       -----------    -----------         -------           -----
Balance, January 1, 2007               $ 1,297,633    $ 8,300,847     $ 141,117,620    $ 150,716,100

Assignable margins                               0              0         4,588,818        4,588,818
Retirement of capital credits                    0              0           (45,435)         (45,435)
Unclaimed capital credit retirements             0         19,740                 0           19,740
Memberships and donations received           9,895        (27,255)                0          (17,360)

                                       -------------------------------------------------------------
Balance, March 31, 2007                $ 1,307,528    $ 8,293,332     $ 145,661,003    $ 155,261,863
                                       =============================================================


Balance, January 1, 2006               $ 1,250,398    $ 7,603,376     $ 136,185,378    $ 145,039,152

Assignable margins                               0              0         5,188,673        5,188,673
Nonoperating margins                             0        (23,625)           23,625                0
Retirement of capital credits                    0              0          (157,455)        (157,455)
Unclaimed capital credit retirements             0         56,014                 0           56,014
Memberships and donations received          10,355       (165,019)                0         (154,664)

                                       -------------------------------------------------------------
Balance, March 31, 2006                $ 1,260,753    $ 7,470,746     $ 141,240,221    $ 149,971,720
                                       =============================================================


See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                             Three months ended March 31
                                                                                2007            2006
                                                                            ------------    ------------
Cash flows from operating activities:
-------------------------------------

        Assignable margins                                                  $  4,588,818    $  5,188,673
                                                                            ------------    ------------

Adjustments to reconcile assignable margins to net cash provided activities:

        Depreciation and amortization                                          7,574,970       7,787,269
        Capitalized interest                                                    (226,491)       (159,056)
        Write off of deferred charges                                                  0         345,899
        Other                                                                          0         (12,683)

Changes in assets and liabilities:
 (Increase) decrease in assets:
        Accounts receivable                                                   (2,699,365)      1,812,450
        Fuel cost under-recovery                                                       0       1,781,833
        Materials and supplies                                                (2,697,202)       (429,367)
        Prepayments                                                             (258,937)        262,473
        Other assets                                                            (116,585)       (124,535)
        Deferred charges                                                         116,331        (348,782)

Increase (decrease) in liabilities:
        Accounts payable                                                         (30,693)     (3,678,251)
        Consumer deposits                                                        164,297          31,034
        Fuel cost over-recovery                                                  556,879         763,637
        Accrued interest                                                      (4,294,395)     (4,272,972)
        Salaries, wages and benefits                                            (149,233)       (122,405)
        Fuel                                                                   2,687,433      (1,109,223)
        Other liabilities                                                        (85,238)        220,562
        Deferred credits                                                               0        (774,665)
                                                                            ------------    ------------
            Net cash provided by operating activities                          5,130,589       7,161,891
                                                                            ------------    ------------

Investing activities:
---------------------
        Extension and replacement of plant                                    (8,691,226)     (1,926,136)
                                                                            ------------    ------------
            Net cash used for investing activities                            (8,691,226)     (1,926,136)
                                                                            ------------    ------------

Cash flows from financing activities:
-------------------------------------
        Repayments of long-term obiligations                                  (6,586,983)     (6,237,828)
        Proceeds from short-term borrowing                                     3,500,000               0
        Memberships and donations received (refunded)                              2,380        (122,275)
        Retirement of patronage capital and estate payments                      (45,435)       (133,830)
        Net receipts (refunds) on consumer advances for construction             (58,578)        430,145
                                                                            ------------    ------------
            Net cash used for financing activities                            (3,188,616)     (6,063,788)
                                                                            ------------    ------------

Net decrease in cash and cash equivalents                                     (6,749,253)       (828,033)

Cash and cash equivalents at beginning of period                            $  9,844,914    $ 10,650,594
------------------------------------------------                            ------------    ------------

Cash and cash equivalents at end of period                                  $  3,095,661    $  9,822,561
------------------------------------------                                  ============    ============

Supplemental disclosure of non-cash investing and financing activities
    Retirement of plant                                                     $      8,398    $    479,798

Supplemental disclosure of cash flow information - interest expense paid,
    excluding amounts capitalized                                           $  6,080,529    $  5,750,359
                                                                            ============    ============

                See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1.    PRESENTATION OF FINANCIAL INFORMATION

      The accompanying unaudited interim financial statements include the accounts of Chugach Electric Association, Inc. (Chugach) and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. They should be read in conjunction with our audited financial statements for the year ended December 31, 2006, filed as part of our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

2.    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      a. Description of Business

      Chugach is the largest electric utility in Alaska. Chugach is engaged in the generation, transmission and distribution of electricity to directly serve retail customers in the Anchorage and upper Kenai Peninsula areas. Through an interconnected regional electrical system, Chugach's power flows throughout Alaska's Railbelt, a 400-mile-long area stretching from the coastline of the southern Kenai Peninsula to the interior of the state, including Alaska's largest cities, Anchorage and Fairbanks.

      Chugach also supplies much of the power requirements of three wholesale customers, Matanuska Electric Association, Inc. (MEA), Homer Electric Association, Inc. (HEA), and the City of Seward (Seward). Chugach's members are the consumers of the electricity sold.

      Chugach operates on a not-for-profit basis, and accordingly, seeks only to generate revenues sufficient to pay operating and maintenance costs, the cost of purchased power, capital expenditures, depreciation, and principal and interest on all indebtedness and to provide for reserves. Chugach is subject to the regulatory authority of the Regulatory Commission of Alaska
      (RCA).

      b. Management Estimates

      In preparing the financial statements, management of Chugach is required to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the reporting period. Critical estimates include allowance

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

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

      d. Income Taxes

      Chugach is exempt  from  federal  income  taxes  under the  provisions  of
      Section 501(c)(12) of the Internal Revenue Code, except for unrelated business income. For the three months ended March 31, 2007, Chugach received no unrelated business income.

3. LINES OF CREDIT

Chugach maintains a $7.5 million line of credit with CoBank, ACB (CoBank), which will expire on October 31, 2007, subject to annual renewal at the discretion of the parties. On March 29, 2007, Chugach borrowed $3.5 million. The balance was paid back on April 4, 2007. Interest on the borrowings is calculated using the CoBank Base Rate on the first business day of the week plus 3%. The borrowing rate at March 31, 2007 was 6.79% and at December 31, 2006 the borrowing rate was 6.66%. In addition to the CoBank line of credit, Chugach has an annual line of credit of $50 million available with the National Rural Utilities Cooperative Finance Corporation (NRUCFC). Chugach did not utilize this line of credit during the first quarter of 2007. The borrowing rate is calculated using the total rate per annum as may be fixed by CFC and will not exceed the Prevailing Prime Rate, plus one percent per annum. The borrowing rate at March 31, 2007 was 6.9% and at December 31, 2006 the borrowing rate was 7.15%. The NRUCFC line of credit expires October 15, 2007.

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

4. LEGAL PROCEEDINGS

Matanuska Electric Association, Inc. v. State of Alaska, Regulatory Commission of Alaska, Superior Court Case No. 3AN-06-8243 Civil

On May 17, 2006, MEA appealed and on May 30, 2006, Homer Electric Association, Inc., (HEA) cross appealed the RCA's decision in Commission Docket No. U-04-102, see "Footnote 5, Regulatory Matters - Revision to Current Depreciation Rates (Docket No. U-04-102)." On appeal, MEA claims the Commission's decision dated January 10, 2006 to authorize Chugach to implement new depreciation rates as of January 1, 2005 constituted illegal retroactive ratemaking. MEA also contends that the Commission's reliance on avoidance of regulatory lag as a basis for its decision was improper. HEA's points on appeal challenge several decisions by the Commission on estimated lives of General Plant on the ground that there is not substantial evidence in the record to support such a decision. HEA and MEA both challenge the discovery rulings of the Commission. Chugach will join the State of Alaska in defending the Commission's rulings. On April 25, 2007 the Court issued a briefing schedule. MEA's opening brief is due June 4, 2007. RCA's and Chugach's briefs are due July 14, 2007.

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

The first of MEA's claims is that it is entitled to declaratory judgment to the effect that MEA does not owe a debt to Chugach or to Chugach's Distribution function. Second, MEA claims that Chugach has breached its Bylaws and the Power Sales Agreement under which Chugach is obligated to sell MEA power by publishing its unbundled financial analysis. On this basis, MEA seeks a declaration that Chugach's actions violate the Bylaws and the Power Sales Agreement. MEA also asks for an injunction against

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

further assertions, which Chugach denies having made, that MEA owes Chugach or Chugach's Distribution function a debt. Finally, MEA seeks damages, including punitive damages, to punish Chugach and deter it from continuing to publish the analysis.

Chugach moved to dismiss MEA's first (declaratory judgment) and third (defamation) claims in their complaint. Following oral argument, on February 7, 2007 the court denied Chugach's motion to dismiss the declaratory judgment claim and granted Chugach's motion to dismiss the defamation claim.

With respect to the declaratory judgment claim, the court indicated that it needed to look beyond the pleadings to determine whether Chugach's publications suggest that MEA owes a substantial debt to Chugach. On April 20, 2007 Chugach filed a motion for summary judgment on MEA's first and second claims. Trial is currently scheduled for June 2007. On May 7 MEA filed a motion to postpone the trial date until the fall and to extend time to answer Chugach's motion for summary judgment. Chugach has opposed MEA's motion.

The ultimate resolution of this matter is not determinable. In the opinion of management, an adverse outcome is not likely to have a material adverse effect on Chugach's results of operations, financial condition or liquidity. No reserves have been established for this matter.

5. REGULATORY MATTERS

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

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

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

Wholesale customers MEA and HEA were active in the proceeding. Subsequently, MEA filed an appeal of the RCA's decision in Superior Court, see "Footnote 4, Legal Proceedings - Matanuska Electric Association, Inc. v. State of Alaska, Regulatory Commission of Alaska, Superior Court Case No. 3AN-06-8243 Civil."

2005 Test Year General Rate Case (Docket No. U-06-134)

On September 27, 2006, the Chugach Board of Directors authorized and instructed management to file a general rate case with the RCA. On September 29, 2006, Chugach filed a general rate case based on a 2005 test year and requested a revenue increase of $10.6 million for the Generation and Transmission (G&T) function and a revenue decrease of $7.8 million for the Distribution function. Overall revenues are proposed to increase $2.8 million.

Chugach expects the case to be fully adjudicated by January 1, 2008, assuming no appeals or other delay in the regulatory process.

The Commission permitted intervention from Chugach's wholesale customers and the Regulatory Affairs and Public Advocacy (RAPA) section within the Attorney General's office of the State of Alaska. It also permitted intervention of a single Chugach retail member.

A scheduling order was issued on January 23, establishing a hearing schedule to adjudicate the case. Discovery from the intervenors in the case on Chugach's filing and pre-filed initial testimony has been completed. Intervener testimony has been submitted. Chugach is currently reviewing and doing discovery on this testimony. Chugach's reply testimony is due by May 29. The hearing is currently scheduled to occur in August 2007.

6. RECENT ACCOUNTING PRONOUNCEMENTS

In February, 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

No. 159 allows for certain financial assets and liabilities to be measured at fair value on an instrument-by-instrument basis subject to certain restrictions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Chugach will begin application of SFAS No. 159 on January 1, 2008, and does not expect it to have a material affect on our results of operations, financial position, and cash flows.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets -- an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability is initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. Application of SFAS No. 156 on January 1, 2007, did not have a material affect on our results of operations, financial position, and cash flows.

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standard "(SFAS") No. 155, "Accounting for Certain Hybrid Instruments", which is an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125." SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Application of SFAS No. 155 on January 1, 2007, did not have a material affect on our results of operations, financial position, and cash flows.

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

In September 2006, the FASB issued FASB Staff Position ("FSP") AUG AIR-1, "Accounting for Planned Major Maintenance Activities." FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. Chugach implemented this Staff Position effective January 1, 2007. Because Chugach does not accrue in advance for planned major maintenance activities, the implementation of FSP AUG AIR-1 did not have an impact on our results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information contained under the caption "CAUTION REGARDING FORWARD-LOOKING STATEMENTS" at the beginning of this report.

RESULTS OF OPERATIONS

Current Year Quarter Versus Prior Year Quarter

Total operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased 6.8% from $66.9 million in the first quarter of 2006 compared to $71.5 million in the first quarter of 2007. This increase was primarily due to increased retail and wholesale energy sales and increased revenue recovered through the fuel and purchased power surcharge mechanism due to higher fuel prices. Retail and wholesale energy sales increased in the first quarter of 2007 compared to the same quarter of 2006 primarily due to colder weather in February and March of the current year. Wholesale energy sales also increased due to higher sales to industrial and residential class sales as well as uninterrupted energy sales to Seward during the first quarter of 2007. In 2006, energy sales to Seward were reduced due to an avalanche that cut the 69kV transmission line requiring Seward to rely on its own generation during the first quarter of 2006. Economy energy sales were lower in the first quarter of 2007 compared to the same quarter of 2006 due to reduced sales to Golden Valley Electric Association due to Dynamite Slough transmission line work and maintenance on Beluga Units 6 and 8 which limited our Beluga generation.

Based on the results of fixed and variable cost recovery established in Chugach's last rate case, wholesale rates contributed approximately $7.3 million and $7.0 million to Chugach's fixed costs for the quarter ended March 31, 2007 and 2006, respectively.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended March 31, 2007 and 2006:

                                  (in millions)


---------------------------------------------------------------------------------------------------------------------
                      Base Rate Sales Revenue        Fuel and Purchased Power Revenue            Total Revenue
---------------------------------------------------------------------------------------------------------------------
                     2007      2006   % Variance       2007      2006    % Variance      2007      2006    % Variance
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
 Retail
Residential        $  13.3   $  13.3       0.0%       $   9.1   $   7.6      19.7%      $  22.4   $  20.9       7.2%
Small Commercial   $   2.4   $   2.3       4.3%       $   1.9   $   1.5      26.7%      $   4.3   $   3.8      13.2%
Large Commercial   $   7.7   $   7.2       6.9%       $   7.8   $   6.3      23.8%      $  15.5   $  13.5      14.8%
Lighting           $   0.3   $   0.3       0.0%       $   0.0   $   0.0        n/a      $   0.3   $   0.3       0.0%
Total Retail       $  23.7   $  23.1       2.6%       $  18.8   $  15.4      22.1%      $  42.5   $  38.5      10.4%
 Wholesale
HEA                $   2.6   $   2.6       0.0%       $   6.6   $   5.2      26.9%      $   9.2   $   7.8      17.9%
MEA                $   5.7   $   5.5       3.6%       $  11.0   $   8.8      25.0%      $  16.7   $  14.3      16.8%
SES                $   0.3   $   0.2      50.0%       $   0.9   $   0.5      80.0%      $   1.2   $   0.7      71.4%
Total Wholesale    $   8.6   $   8.3       3.6%       $  18.5   $  14.5      27.6%      $  27.1   $  22.8      18.9%
 Economy Sales     $   0.3   $   1.4     (78.6%)      $   0.8   $   3.6        n/a      $   1.1   $   5.0     (78.0%)
 Miscellaneous     $   0.8   $   0.6      33.3%       $   0.0   $   0.0        n/a      $   0.8   $   0.6      33.3%
Total Revenue      $  33.4   $  33.4       0.0%       $  38.1   $  33.5      13.7%      $  71.5   $  66.9       6.9%
---------------------------------------------------------------------------------------------------------------------

The following table summarizes kWh sales for the quarters ended March 31:

                               2007          2006
              Customer         kWh           kWh
              --------         ---           ---

          Retail           335,923,757   331,871,496
          Wholesale        344,323,838   330,602,415
          Economy Energy    16,976,950    88,938,040
                           -----------   -----------
               Total       697,224,545   751,411,951
                           ===========   ===========

Retail demand and energy and wholesale demand and energy rates charged to HEA, MEA and Seward did not change in the first quarter of 2007 compared to the first quarter of 2006.

Total operating expenses increased $5.1 million, or 9.2%, in the first quarter of 2007 over the same period of 2006. Fuel expense increased $321.8 thousand, or 1.1%, due primarily to higher fuel prices. For the quarter ended March 31, 2007, Chugach used 6,650,974 MCF of fuel at an average effective price of $5.03 per MCF, which does not include 1,022,604 MCF of fuel that is recorded in purchased power. For the same period in 2006, Chugach used 7,108,027 MCF of fuel at an average effective price of $4.20 per MCF, which does not include 446,856 MCF of fuel that is recorded in purchased power.

Production expense increased $281.8 thousand, or 8.8%, in the first quarter of 2007 compared to the same period in 2006 due primarily to an increase in labor and materials associated with maintenance projects related to Beluga Units 3 and 5.

Purchased power increased $3.5 million, or 49.0%, in the first quarter of 2007 compared to the first quarter of 2006. The increase is due in part to higher fuel prices as well as continued transmission line work at Dynamite Slough and maintenance on Beluga Units 6 and 8, limiting output from Beluga, which resulted in higher purchased power costs. In the first quarter of 2007, Chugach purchased 176,044 MWh of energy at an average effective price of 5.91 cents per kWh. For the same period in 2006, Chugach purchased 128,040 MWh of energy at an average price of 5.37 cents per kWh.

Transmission expense increased $332.2 thousand, or 23.9%, in the first quarter of 2007 compared to the same quarter of 2006. The increase is primarily due to increased labor related to maintenance of overhead lines and substations. The increase is also due to professional service costs related to transmission line clearing as well as contract services for maintenance at the Point MacKenzie and University substations.

Distribution expense increased $303.0 thousand, or 10.0%, for the quarter ended March 31, 2007 compared to the same period of 2006. The increase is due to labor and professional services in January, which were related to an outage that occurred in December 2006 and extended into the first quarter of 2007.

Consumer accounts expenses decreased $88.7 thousand, or 6.8%, for the quarter ended March 31, 2007 compared to the same period of 2006. The decrease is primarily due to lower labor expense due to unfilled positions as well as lower temporary labor expense.

Administrative, general and other expenses increased $280.9 thousand, or 5.9%, for the quarter ended March 31, 2007 compared to the same period of 2006. The increase is primarily due to increased professional service costs related to the 2005 test year rate case, fuel supply planning and process and gap analysis associated with Sarbanes Oxley compliance.

Interest on long term debt did not materially change in the first quarter of 2007 compared to the same quarter of 2006. Other interest expense increased $86.4 thousand, or 100.0%, primarily due to interest paid on an adjustment to an electric account. Interest charged to construction increased $43.8 thousand, or 38.0%, due to a higher rate being charged to the average balance in construction work-in-progress (CWIP) during the first quarter of 2007 compared to the same quarter in 2006.

Nonoperating margins increased $75.6 thousand, or 38.9%, in the first quarter of 2007 compared to the same quarter of 2006. The increase is primarily due to higher interest rates on our invested cash balance for the first quarter of 2007. The increase was also due to an increase in allowance for funds used during construction (AFUDC) during the first quarter of 2007 compared to the first quarter of 2006 due to a higher rate being charged to the average CWIP balance.

Financial Condition

Total assets increased $894.3 thousand, or 0.2%, from December 31, 2006, to March 31, 2007. Net utility plant increased $1.7 million, or 0.4%, due to the completion of the Dynamite Slough tower and line rebuild and continued construction of the Postmark substation. The increase was offset by increased accumulated depreciation. Special funds increased $645.6 thousand, or 100.0%, due to the value of employee contributions to a deferred compensation plan being recorded in the first quarter of 2007. Accounts receivable increased $2.7 million, or 8.2% due primarily to the timing of a monthly billing to one of our wholesale customers. Materials and supplies increased $2.7 million, or 10.6%, due to the increase in distribution and generation inventory for scheduled maintenance and the upcoming construction season. Prepayments increased $258.9 thousand, or 17.4%, due in part to corporate insurance premiums being paid in the first quarter of 2007. The increases were offset by a $6.7 million, or 68.6%, decrease in cash and cash equivalents due, in part, to the semi-annual interest payments on the 2001 and 2002 Series A Bonds, and the principal payment on the 2002 Series B Bond in the first quarter of 2007. The increases were offset by a $459.4 thousand, or 2.1%, decrease in deferred charges primarily due to three months of amortization charges.

Total liabilities decreased $3.6 million, or 0.9%, from December 31, 2006 to March 31, 2007. The decrease in total liabilities includes a $7.0 million, or 2.0%, decrease in long-term obligations due the reclassification of the 2002 Series B Bond and the CoBank 3

Bond to current installments combined with a $453.6 thousand, or 3.3%, increase in current installments of long-term obligations and a $3.5 million, or 100%, increase in short-term obligations due to the use of the CoBank line of credit during the first quarter of 2007. In addition, accrued interest decreased $4.3 million, or 67.5%, as a result of the semi-annual interest payment on the 2001 and 2002 Series A Bonds in the first quarter of 2007. The decreases were offset by increases in fuel cost over-recovery, fuel payable and other liabilities. Fuel cost over-recovery increased $556.8 thousand, or 185.3%, due to the over collection of the previous quarter's fuel and purchased power costs through the fuel an purchased power surcharge mechanism. Fuel payable increased $2.7 million, or 16.6%, primarily due to higher fuel prices. Other liabilities increased $645.6 thousand, or 100.0%, due to the value of employee contributions to a deferred compensation plan being recorded in the first quarter of 2007.

Total equities and margins increased $4.5 million, or 3.0%, in the first quarter of 2007 compared to year-end 2006 due primarily to margins generated during the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $7.5 million line of credit with CoBank and a $50 million line of credit from NRUCFC. At March 31, 2007, there was a $3.5 million outstanding balance with CoBank and no outstanding balance with NRUCFC. The outstanding balance with CoBank was repaid on April 4, 2007.

Chugach also has a term loan facility with CoBank. Loans made under this facility are evidenced by promissory notes governed by the Master Loan Agreement, which became effective on January 22, 2003. At March 31, 2007, Chugach had the following promissory notes outstanding with this facility:

       Promissory    Principal    Interest Rate at    Maturity     Principal
          Note        Balance      March 31, 2007       Date     Payment Dates
          ----        -------      --------------       ----     -------------
       CoBank 2     $ 7,000,000         5.50%           2010      2005 - 2010
       CoBank 3      19,017,242         6.79%           2022      2003 - 2022
       CoBank 4      21,427,874         6.79%           2022      2003 - 2022
       CoBank 5       5,000,000         6.79%           2007          2007
                    -----------
         Total      $52,445,116

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

Chugach had the following bonds outstanding at March 31, 2007:

                       Principal     Interest Rate at    Maturity    Principal
        Bond            Balance       March 31, 2007       Date    Payment Dates
        ----            -------       --------------       ----    -------------
   2001 Series A     $150,000,000          6.55%           2011        2011
   2002 Series A     $120,000,000          6.20%           2012        2012
   2002 Series B     $ 35,500,000          5.30%           2012     2008 - 2012
                     ------------
        Total        $305,500,000

Capital construction in 2007 is estimated at $45.0 million. At March 31, 2007, approximately $8.7 million had been expended. Capital improvement expenditures are expected to increase in the second quarter as the construction season accelerates.

Chugach management continues to expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 2007 and thereafter.

CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies comply with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that affect results of operations and reported amounts of assets and liabilities in the financial statements. Significant accounting policies are described in Note 1 of Item 8 "Financial Statements and
Supplementary Data" of our Form 10-K for the fiscal year ended December 31, 2006. Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach's financial condition and results of its operations, and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP. For all of these policies management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with Chugach's Audit Committee. The following policies are considered to be critical accounting policies for the quarter ended March 31, 2007.

Electric Utility Regulation

Chugach is subject to regulation by the RCA. The RCA sets the rates Chugach is permitted to charge customers based on allowable costs. As a result, Chugach applies Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71). Through the ratemaking process, the regulators may require the inclusion of costs or revenues in periods different than when they would be recognized by a non-regulated company. This treatment may result in the deferral of expenses and the recording of related regulatory assets based on anticipated future recovery through rates or the deferral of gains or creation of liabilities and the recording of related regulatory liabilities. The application of Statement No. 71 has a further effect on Chugach's financial statements as a result of the estimates of allowable costs used in the ratemaking process. These estimates may differ from those actually incurred by the Company; therefore, the accounting estimates inherent in specific costs such as depreciation and pension and post-retirement benefits have less of a direct impact on Chugach's results of operations than they would on a non-regulated company. As reflected in Note 1 of Item 8 "Financial Statements and Supplementary Data" under "Deferred Charges and Credits" of our Form 10-K for the fiscal year ended December 31, 2006, significant regulatory assets and liabilities have been recorded. Management reviews the ultimate recoverability of these regulatory assets and liabilities based on applicable regulatory guidelines. However, adverse legislation and judicial or regulatory actions could materially impact the amounts of such regulatory assets and liabilities and could adversely impact Chugach's financial statements.

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

Estimated Useful Life of Utility Plant

We determine the estimated useful life of utility plant based on a depreciation study that is updated every three years and approved by the RCA. The annual depreciation rates were calculated by the straight line average service life method using the remaining life basis. The calculated accrual rates were based on attained ages of plant in service and the estimated service life and net salvage characteristics of each depreciable group. The service life and net salvage estimates were based on statistical analyses of historical data assembled from utility records, management's current plans and operating policies, a field survey of the property in service, consideration of current developments in the electric industry, and a general knowledge of the life and salvage characteristics of other electric properties. For major facilities, such as generating units, probable retirement years were estimated and the life span procedure of calculating depreciation was used to provide for the simultaneous retirement of all associated property, surviving from various years of installation, at the time of the retirement of the major investment. Certain general plant accounts are amortized as a cost effective means of recording the cost of such assets to the cost of operations. The last update was the 2002 depreciation study update and those rates were approved and implemented effective January 1, 2005.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Information required by this Item is contained in Note 6 to the "Notes to Financial Statements" within Part I of this Form 10-Q.

OUTLOOK

In a letter dated January 9, 2007, HEA notified Chugach that HEA would not seek to renew, extend or modify the current Agreement for Sale of Electric Power and Energy (the Agreement) when the Agreement expires on December 31, 2013.

On April 18, 2007, the Board of Directors voted to amend the 2007 Operating and Capital Budgets to include $7.5 million in capital spending for a new generation facility.

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

Interest Rate Risk

The following table provides information regarding auction dates and rates in 2007 on the 2002 Series B Bonds. The maximum rate on the 2002 Series B bond is 15%.

          Auction Date                             Interest Rate
          ------------                             -------------

       January 24, 2007                                5.29%
       February 21, 2007                               5.29%
       March 22, 2007                                  5.30%
       April 18, 2007                                  5.25%

Chugach is exposed to market risk from changes in interest rates. A 100 basis-point change (up or down) would increase or decrease or interest expense by approximately $844,500 based on $84,445,116 of variable rate debt outstanding at March 31, 2007.

The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of March 31, 2007.

                                                                                                            Fair
  Total Debt(1)           2007       2008       2009       2010       2011      Thereafter     Total       Value
  -------------           ----       ----       ----       ----       ----      ----------     -----       -----
Fixed rate debt         $ 1,500    $ 2,000    $ 2,000    $ 1,500    $150,000    $  120,000    $277,000    $288,079

Average interest rate      5.50%      5.50%      5.50%      5.50%       6.55%         6.20%       6.37%

Annual interest
Expense                 $17,628    $17,518    $17,405    $17,297    $  9,487    $      620    $ 79,955

Variable rate debt      $ 5,642    $ 7,241    $ 7,763    $ 8,297    $  8,843    $   43,159    $ 84,445    $ 84,445

Average interest rate      6.79%      5.54%      5.54%      5.54%       5.55%         6.45%

(1) Includes current portion

Commodity Price Risk

Chugach's gas contracts provide for adjustments to gas prices based on fluctuations of certain commodity prices and indices. Because purchased power costs are passed directly to our wholesale and retail customers through a fuel surcharge mechanism, fluctuations in the price paid for gas pursuant to long-term gas supply contracts does not normally impact margins.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

As of the end of the period covered by this report, Chugach evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Chugach's chief executive officer (CEO) and chief financial officer
(CFO) supervised and participated in this evaluation. Based on this evaluation, Chugach's CEO and CFO each concluded that Chugach's disclosure controls and procedures are effective in timely alerting them to material information required to be included in its periodic reports to the SEC. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of Chugach's plans, products, services or procedures will succeed in achieving their intended goals under future conditions. In addition, there have been no significant changes in Chugach's internal controls or in other factors known to management that could significantly affect its internal controls subsequent to our most recent evaluation.

Internal Control Over Financial Reporting

Chugach is in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires its management to assess the effectiveness of its internal controls over financial reporting and include an assertion in its annual report as to the effectiveness of our controls. In addition, Chugach's independent registered public accounting firm, KPMG LLP, will be required to attest to whether Chugach's assessment of the effectiveness of our internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes Chugach maintained, in all material respects, effective internal controls over financial reporting as of December 31, 2008. Chugach is in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for KPMG LLP to provide its attestation report. This process will continue to require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required by this Item is contained in Note 4 to the "Notes to Financial Statements" within Part I of this Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed under "Risk Factors" in Item 1.A. of our Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Chugach's annual membership meeting was held on April 26, 2007, and two new board members were elected. Out of 28,797 votes, P.J. Hill received 9,535 votes and Alex Gimarc received 8,800 votes and were elected to three-year terms.

The members approved the following amendments to the Bylaws:

      o The deadlines for appointing members to member committees were standardized.

      o     Clarified   that  the  Board  is  able  to  engage  the  service  of
            consultants to advise it on various Association matters.

ITEM 5. OTHER INFORMATION

No other information to be reported.

ITEM 6. EXHIBITS

      Bylaws of the Registrant (as amended April 26, 2007)

      Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CHUGACH ELECTRIC ASSOCIATION, INC.

                                   By:          /s/ William R. Stewart
                                        ----------------------------------------
                                                    William R. Stewart
                                                 Chief Executive Officer

                                   By:        /s/ Michael R. Cunningham
                                        ----------------------------------------
                                                  Michael R. Cunningham
                                                 Chief Financial Officer

                                 Date:  May 14, 2007

                                    EXHIBITS

     Listed below are the exhibits, which are filed as part of this Report:

      Exhibit Number                           Description
      --------------                           -----------

           3.2          Bylaws of the Registrant (as amended April 26, 2007)

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