Form 10-Q
period 2007-06-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2007-08-14
CIK 878004

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

                  For the quarterly period ended June 30, 2007

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

                         Commission file number 33-42125

                       CHUGACH ELECTRIC ASSOCIATION, INC.
             (Exact name of registrant as specifies in its charter)

--------------------------------------------------------------------------------

            State of Alaska                             92-0014224
            ---------------                             ----------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                Identification Number)

   5601 Electron Drive, Anchorage, AK                    99518
   ----------------------------------                    -----
(Address of principal executive offices)               (Zip Code)

                                 (907) 563-7494
                                 --------------
               (Registrant's telephone number including area code)

                                      None
                                      ----
   (Former name, former address, and former fiscal year if changed since last report)

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.                              |X| Yes  | | No

Indicate by check mark whether the registrant is large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer | |   Accelerated filer | |    Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company, as defined in
Rule 12b-2 of the Act.                                          | | Yes |X| No

                       CHUGACH ELECTRIC ASSOICATION, INC.
                               TABLE OF CONTENTS

Caution Regarding Forward-Looking Statements                                  2

Part I. Financial Information

  Item 1.  Financial Statements (unaudited)                                   2

           Balance Sheets - as of June 30, 2007 and December 31, 2006         3

           Statements of Operations - Three and six months ended June 30,
           2007 and June 30, 2006                                             5

           Statements of Changes in Equities and Margins - Six months
           Ended June 30, 2007 and June 30, 2006                              6

           Statements of Cash Flows - Six Months Ended June 30, 2007
           and June 30, 2006                                                  7

           Notes to Financial Statements                                      8

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             15

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk        24

  Item 4.  Controls and Procedures                                           25

Part II. Other Information

  Item 1.  Legal Proceedings                                                 26

  Item 1A. Risk Factors                                                      26

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       26

  Item 3.  Defaults Upon Senior Securities                                   26

  Item 4.  Submission of Matters to a Vote of Security Holders               26

  Item 5.  Other Information                                                 26

  Item 6.  Exhibits                                                          26

           Signatures                                                        27

           Exhibits                                                          28

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the financial statements of Chugach as of and for the quarter ended June 30, 2007, follow.

                       Chugach Electric Association, Inc.
                                 Balance Sheets
                                  (Unaudited)

                    Assets                       June 30, 2007   December 31, 2006
----------------------------------------------   -------------   -----------------
Utility Plant:
   Electric Plant in service                     $ 795,764,232     $ 787,005,028
   Construction work in progress                    24,244,312        20,254,298
                                                 -------------     -------------
      Total utility plant                          820,008,544       807,259,326
   Less accumulated depreciation                  (361,663,672)     (347,736,514)
                                                 -------------     -------------
      Net utility plant                            458,344,872       459,522,812

Other property and investments, at cost:
   Nonutility property                                  24,461            24,461
   Investments in associated organizations          11,888,490        11,888,530
   Special Funds                                       645,582                 0
                                                 -------------     -------------
      Total other property and investments          12,558,533        11,912,991

Current assets:
   Cash and cash equivalents                        11,210,211         9,844,914
   Special deposits                                    126,312           206,191
   Accounts receivable, net                         27,209,932        32,899,571
   Materials and supplies                           27,496,336        25,424,493
   Prepayments                                       1,260,983         1,487,966
   Other current assets                                197,062           280,562
                                                 -------------     -------------
      Total current assets                          67,500,836        70,143,697

Deferred charges, net                               20,966,199        21,460,648
                                                 -------------     -------------

Total assets                                     $ 559,370,440     $ 563,040,148
                                                 =============     =============

See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
                           Balance Sheets (continued)
                                   (Unaudited)

            Liabilities, Equities and Margins               June 30, 2007   December 31, 2006
---------------------------------------------------------   -------------   -----------------
Equities and margins:
   Memberships                                              $   1,318,953     $   1,297,633
   Patronage capital                                          143,785,958       141,117,620
   Other                                                        8,288,811         8,300,847
                                                            -------------     -------------
      Total equities and margins                              153,393,722       150,716,100

Long-term obligations, excluding current installments:
   Bonds payable                                              299,600,000       305,500,000
   National Bank for Cooperatives                              42,962,805        45,303,530
                                                            -------------     -------------
      Total long-term obligations                             342,562,805       350,803,530

Current liabilities:
   Current installments of long-term obligations               14,240,725        13,728,569
   Accounts payable                                             7,595,203        10,308,668
   Consumer deposits                                            2,215,391         2,217,613
   Fuel cost over-recovery                                      1,560,647           300,567
   Accrued interest                                             6,398,390         6,364,100
   Salaries, wages and benefits                                 6,012,258         6,021,473
   Fuel                                                        18,372,809        16,158,783
   Other liabilities                                            4,315,926         4,112,020
                                                            -------------     -------------
      Total current liabilities                                60,711,349        59,211,793

Deferred liabilities                                            2,056,982         2,308,725
Other liabilities                                                 645,582                 0
                                                            -------------     -------------

Total liabilities, equities and margins                     $ 559,370,440     $ 563,040,148
                                                            =============     =============

See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
                            Statements of Operations
                                  (Unaudited)

                                          Three months ended June 30      Six months ended June 30
                                              2007           2006           2007             2006
                                          ------------   ------------   -------------   -------------
Operating revenues                        $ 59,127,575   $ 60,248,547   $ 130,580,699   $ 127,134,140

Operating expenses:
   Fuel                                     24,332,261     27,162,313      52,640,200      55,148,493
   Production                                3,984,174      3,478,172       7,458,898       6,671,084
   Purchased power                           7,901,817      6,245,351      18,643,184      13,456,084
   Transmission                              1,894,420      1,141,723       3,618,572       2,533,682
   Distribution                              3,417,793      2,687,572       6,757,986       5,724,665
   Consumer accounts                         1,246,700      1,232,997       2,460,049       2,535,000
   Administrative, general and other         5,093,144      4,694,058      10,174,695       9,494,686
   Depreciation and amortization             7,292,600      7,160,384      14,524,536      14,209,768
                                          ------------   ------------   -------------   -------------
      Total operating expenses              55,162,909     53,802,570     116,278,120     109,773,462

Interest on long-term debt                   6,063,922      6,094,713      12,155,773      12,130,422
   Other                                         2,635              0          89,029               0
   Charged to construction                    (103,983)       (83,566)       (263,213)       (198,983)
                                          ------------   ------------   -------------   -------------
      Net interest expenses                  5,962,574      6,011,147      11,981,589      11,931,439
                                          ------------   ------------   -------------   -------------
Net operating margins                       (1,997,908)       434,830       2,320,990       5,429,239

Nonoperating margins:
Interest income                                173,868        248,796         377,126         412,234
Other                                           59,769         30,801         126,431          61,627
                                          ------------   ------------   -------------   -------------
Total nonoperating margins                     233,637        279,597         503,557         473,861
                                          ------------   ------------   -------------   -------------

Assignable margins                        $ (1,764,271)  $    714,427   $   2,824,547   $   5,903,100
                                          ============   ============   =============   =============

See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
                 Statements of Changes in Equities and Margins
                                   (Unaudited)

                                                        Other Equities     Patronage
                                          Memberships     and Margins       Capital          Total
                                          -----------   --------------   -------------   --------------
Balance, January 1, 2007                  $ 1,297,633    $ 8,300,847     $ 141,117,620   $ 150,716,100

Assignable margins                                  0              0         2,824,547       2,824,547
Retirement of capital credits                       0              0          (156,209)       (156,209)
Unclaimed capital credit retirements                0                                0              --
Memberships and donations received             21,320        (86,259)                0         (64,939)

                                          -------------------------------------------------------------
Balance, June 30, 2007                    $ 1,318,953    $ 8,214,588     $ 143,785,958   $ 153,319,499
                                          =============================================================

Balance, January 1, 2006                  $ 1,250,398    $ 7,603,376     $ 136,185,378   $ 145,039,152

Assignable margins                                  0              0         5,903,100       5,903,100
Retirement of capital credits                       0              0          (504,352)       (504,352)
Unclaimed capital credit retirements                0        213,545                 0         213,545
Memberships and donations received             22,480       (339,490)                0        (317,010)

                                          -------------------------------------------------------------
Balance, June 30, 2006                    $ 1,272,878    $ 7,477,431     $ 141,584,126   $ 150,334,435
                                          =============================================================

See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                  Six months ended June 30
                                                                    2007            2006
                                                                -------------   ------------
Cash flows from operating activities:
      Assignable margins                                        $   2,824,547   $  5,903,100
                                                                -------------   ------------

Adjustments to reconcile assignable margins to net cash provided activities:

      Depreciation and amortization                                15,553,638     15,686,468
      Capitalized interest                                           (388,799)      (273,422)
      Write off of deferred charges                                         0        345,899
      Other                                                                40        (11,745)

Changes in assets and liabilities:
   (Increase) decrease in assets:
      Accounts receivable                                           5,689,639      5,383,424
      Fuel cost under-recovery                                              0      1,123,987
      Materials and supplies                                       (2,071,843)    (4,041,852)
      Prepayments                                                     226,983        754,065
      Other assets                                                    163,379         87,705
      Deferred charges                                               (534,653)      (669,281)

Increase (decrease) in liabilities:
      Accounts payable                                             (2,713,465)    (3,639,990)
      Consumer deposits                                                (2,222)        78,461
      Fuel cost over-recovery                                       1,260,080              0
      Accrued interest                                                 34,290         73,400
      Salaries, wages and benefits                                     (9,215)      (163,311)
      Fuel                                                          2,214,026      1,272,643
      Other liabilities                                               203,906        879,792
      Deferred liabilities                                             12,485        100,575
                                                                -------------   ------------
         Net cash provided by operating activities                 22,462,816     22,889,918
                                                                -------------   ------------

Investing activities:
      Extension and replacement of plant                          (12,957,797)    (6,136,812)
                                                                -------------   ------------
         Net cash used for investing activities                   (12,957,797)    (6,136,812)
                                                                -------------   ------------

Cash flows from financing activities:
      Repayments of long-term obiligations                         (7,728,569)    (7,325,687)
      Memberships and donations received (refunded)                     9,284       (103,465)
      Retirement of patronage capital and estate payments            (156,209)      (504,352)
      Net refunds on consumer advances for construction              (264,228)      (268,173)
                                                                -------------   ------------
         Net cash used for financing activities                    (8,139,722)    (8,201,677)
                                                                -------------   ------------

Net decrease in cash and cash equivalents                           1,365,297      8,551,429

Cash and cash equivalents at beginning of period                $   9,844,914   $ 10,650,594
                                                                -------------   ------------

Cash and cash equivalents at end of period                      $  11,210,211   $ 19,202,023
                                                                =============   ============

Supplemental disclosure of non-cash investing and financing
   activities Retirement of plant                               $     681,766   $    349,000

Supplemental disclosure of cash flow information - interest
   expense paid, excluding amounts capitalized                  $   7,711,783   $ 11,785,886
                                                                =============   ============

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

      In June 2007, Chugach and the Municipality of Anchorage issued a mutual press release announcing plans to explore a possible merger or joint operations between Chugach and Municipal Light & Power (ML&P). On July 6, 2007, a seven-member oversight panel was announced. The panel is comprised of Anchorage government and business leaders that will oversee the analysis of whether a merger or other joint operations between Chugach and ML&P is feasible.

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

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

      d. Income Taxes

      Chugach is exempt  from  federal  income  taxes  under the  provisions  of
      Section 501(c)(12) of the Internal Revenue Code, except for unrelated business income. For the six months ended June 30, 2007, Chugach received no unrelated business income.

3.    LINES OF CREDIT

Chugach maintains a $7.5 million line of credit with CoBank, ACB (CoBank), which will expire on October 31, 2007, subject to annual renewal at the discretion of the parties. Chugach borrowed $3.5 million on this line of credit on March 29, 2007 and repaid the balance on April 4, 2007. Interest on the borrowings is calculated using the CoBank Base Rate on the first business day of the week plus 3%. The borrowing rate at June 30, 2007 was 7.00% and at December 31, 2006 the borrowing rate was 6.66%. In addition to the CoBank line of credit, Chugach has an annual line of credit of $50 million available with the National Rural Utilities Cooperative Finance Corporation (NRUCFC). Chugach did not utilize this line of credit during the second quarter of 2007. The borrowing rate is calculated using the total rate per annum as may be fixed by CFC and will not exceed the Prevailing Prime Rate, plus one percent per annum. The borrowing rate at June 30, 2007 was 6.90% and at December 31, 2006 the borrowing rate was 7.15%. The NRUCFC line of credit expires October 15, 2007.

                       Chugach Electric Association, Inc.
                         Notes to Financial Statements
                                   (Unaudited)

4.    LEGAL PROCEEDINGS

Matanuska Electric Association, Inc. v. State of Alaska, Regulatory Commission of Alaska, Superior Court Case No. 3AN-06-8243 Civil

On May 17, 2006, MEA appealed and on May 30, 2006, Homer Electric Association, Inc., (HEA) cross appealed the RCA's decision in Commission Docket No. U-04-102, see "Footnote 5, Regulatory Matters - Revision to Current Depreciation Rates (Docket No. U-04-102)." On appeal, MEA claims the Commission's decision dated January 10, 2006 to authorize Chugach to implement new depreciation rates as of January 1, 2005 constituted illegal retroactive ratemaking. MEA also contends that the Commission's reliance on avoidance of regulatory lag as a basis for its decision was improper. HEA's points on appeal challenge several decisions by the Commission on estimated lives of General Plant on the ground that there is not substantial evidence in the record to support such a decision. HEA and MEA both challenged the discovery rulings of the Commission. Chugach will join the State of Alaska in defending the Commission's rulings. On April 25, 2007 the Court issued a briefing schedule. MEA and HEA have sought extensions to file their opening briefs. The most recent one, if granted, would make their respective briefs due August 27, 2007 and Chugach's responses due September 26, 2007.

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

Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc., Superior Court Case No. 3PA-06-1295 Civil

On May 17, 2006, MEA filed suit against Chugach in Superior Court in Palmer, Alaska, asserting three claims. MEA contends that by publishing unbundled financial statements Chugach has in effect stated that MEA owes Chugach a debt. Chugach denied having made statements to this effect. Unbundled financial statements are an analytic tool developed by Chugach that separate the financial statements into two business units consisting of the Generation and Transmission (G&T) and the Distribution functions of the company. The unbundled financial statements reflect the operating results of each separate entity. Statements of Revenues, Expenses and Patronage Capital, Balance Sheets and Statements of Cash Flows are prepared monthly for each business unit. MEA's action is based on the result of Chugach's financial analysis showing intracompany receivable/payable entries on the unbundled balance sheets.

The first of MEA's claims is that it is entitled to declaratory judgment to the effect that MEA does not owe a debt to Chugach or to Chugach's Distribution function. Second, MEA claimed that Chugach breached its Bylaws and the Power Sales Agreement under

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

which Chugach is obligated to sell MEA power by publishing its unbundled financial analysis. On this basis, MEA sought a declaration that Chugach's actions violate the

Bylaws and the Power Sales Agreement. MEA also asked for an injunction against further assertions, which Chugach denied having made, that MEA owed Chugach or Chugach's Distribution function a debt. Finally, MEA sought damages, including punitive damages, to punish Chugach and deter it from continuing to publish the analysis.

Chugach moved to dismiss MEA's first (declaratory judgment) and third (defamation) claims in their complaint. Following oral argument, on February 7, 2007 the court denied Chugach's motion to dismiss the declaratory judgment claim and granted Chugach's motion to dismiss the defamation claim.

With respect to the declaratory judgment claim, the court indicated that it needed to look beyond the pleadings to determine whether Chugach's publications suggest that MEA owes a substantial debt to Chugach. On April 20, 2007 Chugach filed a motion for summary judgment on MEA's first and second claims. The judge denied Chugach's Motion on May 31, 2007 and stated he would explain his reasoning in open court on June 4, the date the trial was scheduled to begin. On June 1, 2007 MEA and Chugach agreed to a settlement dismissing the case, including the remaining two counts. Under the terms of the settlement:

      o Chugach agreed to use the phrase "Temporary Intracompany Non Interest Bearing Balance" instead of "Due to Distribution from G&T" and "Due from G&T to Distribution" to refer to offsetting intra-company accounts reflected on any future publication of Chugach's unbundled balance sheet.

      o Chugach also agreed to include the following explanatory note when using the term "Temporary Intracompany Non Interest Bearing Balance":

            "Temporary Intracompany Non Interest Bearing Balance" does not represent a debt or payable owed by any Chugach customer.

      o Each party gave up the right to appeal any of the decisions of the court.

      o  Each party agreed to pay its own costs and attorney fees.

The parties also agreed that the settlement shall not be cited by either party as support for or against a disputed issue regarding the accuracy, validity or use of Chugach's unbundled financial schedules in any other action.

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

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

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

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

A scheduling order was issued on January 23, establishing a hearing schedule to adjudicate the case. Discovery from the intervenors in the case on Chugach's filing and pre-filed initial testimony has been completed. Intervenor testimony has been submitted. Chugach completed reviewing and discovery on this testimony. Chugach's reply testimony was submitted May 29. Chugach has been responding to discovery from intervenors. The last day to submit discovery on Chugach's reply testimony was July 16. A settlement agreement between several of the intervenors and Chugach has been accepted by the RCA. The settlement agreement results in an estimated 3% overall decrease for retail members and an estimated 2 to 3 percent overall increase for HEA and Seward. The hearing scheduled to occur in August 2007 is being rescheduled with the remaining intervenors.

6.    ENVIRONMENTAL MATTERS

On May 7, 2007, Chugach was notified by the State of Alaska, Department of Environmental Conservation that the Beluga Power Plant turbines are not subject to the Best Available Retrofit Technology (BART) requirements, and Chugach will not need to participate in the BART process, which includes new emission limits.

7.    RECENT ACCOUNTING PRONOUNCEMENTS

In February, 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB
Statement No. 115." SFAS No. 159 allows for certain financial assets and liabilities to be measured at fair value on an instrument-by-instrument basis subject to certain restrictions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Chugach will begin application of SFAS No. 159 on January 1, 2008, and does not expect it to have a material affect on our results of operations, financial position, and cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS
No.  157  provides   guidance  for  using  fair  value  to  measure  assets  and liabilities. In

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

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

RESULTS OF OPERATIONS

Current Year Quarter Versus Prior Year Quarter

Total operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased 1.8% from $60.2 million in the second quarter of 2006 compared to $59.1 million in the second quarter of 2007. This decrease was primarily due to decreased retail and economy energy kWh sales during the second quarter of 2007. Retail sales decreased in the second quarter of 2007 compared to the same quarter of 2006 due to a change in consumer consumption patterns in response to significant increases in the price of natural gas as reflected in both natural gas and electric utility bills as well as a change in gas fields operations of one of Chugach's large commercial customers. Economy energy kWh sales were lower in the second quarter of 2007 compared to the same quarter of 2006 due primarily to maintenance activities that limited generation and ability to sell kWh to Golden Valley Electric Association during the second quarter of 2007.

Based on the results of fixed and variable cost recovery established in Chugach's last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $5.8 million and $5.7 million to Chugach's fixed costs for the quarter ended June 30, 2007 and 2006, respectively.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended June 30, 2007 and 2006:

                                                 (in millions)

--------------------------------------------------------------------------------------------------------------

                    Base Rate Sales Revenue     Fuel and Purchased Power Revenue           Total Revenue
--------------------------------------------------------------------------------------------------------------
                    2007    2006   % Variance       2007    2006   % Variance        2007    2006   % Variance
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
   Retail
Residential        $10.4   $10.5      (1.0%)       $ 6.4   $ 6.6     (3.0%)         $16.8   $17.1     (1.8%)
Small Commercial   $ 1.9   $ 1.9       0.0%        $ 1.4   $ 1.4      0.0%          $ 3.3   $ 3.3      0.0%
Large Commercial   $ 7.0   $ 7.0       0.0%        $ 6.5   $ 6.8     (4.4%)         $13.5   $13.8     (2.2%)
Lighting           $ 0.3   $ 0.4     (25.0%)       $ 0.0   $ 0.0      0.0%          $ 0.3   $ 0.4    (25.0%)
Total Retail       $19.6   $19.8      (1.0%)       $14.3   $14.8     (3.4%)         $33.9   $34.6     (2.0%)

   Wholesale
HEA                $ 2.7   $ 2.5       8.0%        $ 6.7   $ 6.0     11.7%          $ 9.4   $ 8.5     10.6%
MEA                $ 3.8   $ 4.0      (5.0%)       $ 8.2   $ 8.1      1.2%          $12.0   $12.1     (0.8%)
SES                $ 0.3   $ 0.3       0.0%        $ 0.8   $ 0.7     14.3%          $ 1.1   $ 1.0     10.0%
Total Wholesale    $ 6.8   $ 6.8       0.0%        $15.7   $14.8      6.1%          $22.5   $21.6      4.2%

   Economy Sales   $ 0.5   $ 0.9     (44.4%)       $ 1.4   $ 2.4      n/a           $ 1.9   $ 3.3    (42.4%)
   Miscellaneous   $ 0.8   $ 0.7      14.3%        $ 0.0   $ 0.0      n/a           $ 0.8   $ 0.7     14.3%

Total Revenue      $27.7   $28.2      (1.8%)       $31.4   $32.0     (1.9%)         $59.1   $60.2     (1.8%)
--------------------------------------------------------------------------------------------------------------

The following table summarizes kWh sales for the quarter ended June 30:

                                        2007          2006
                     Customer            kWh           kWh
                  --------------     -----------   -----------
                  Retail             271,660,524   277,082,143
                  Wholesale          303,815,046   288,466,023
                  Economy Energy      32,288,960    56,972,030
                                     -----------   -----------
                     Total           607,764,530   622,520,196
                                     ===========   ===========

There were no changes to demand and energy rates charged retail and wholesale customers during the second quarter of 2007 compared to the second quarter of 2006.

Total operating expenses increased $1.4 million, or 2.5%, in the second quarter of 2007 over the same period of 2006. Fuel expense decreased $2.8 million, or 10.4%, due to lower quantity and lower average price during the second quarter of 2007 compared to the same quarter of 2006. For the quarter ended June 30, 2007, Chugach used 5,311,190 MCF of fuel at an average effective price of $4.58 per MCF, which does not include 1,002,650 MCF of fuel that is recorded in purchased power. For the same period in 2006, Chugach used 5,821,333 MCF of fuel at an average effective price of $4.66 per MCF, which does not include 382,306 MCF of fuel that is recorded in purchased power.

Production expense increased $506.0 thousand, or 14.6%, in the second quarter of 2007 compared to the same period in 2006 due primarily to maintenance costs associated with Beluga Unit 1 and Unit 3 during the second quarter of 2007 compared to maintenance costs associated with Beluga Unit 5 and Unit 8 in the second quarter of 2006.

Purchased power increased $1.7 million, or 26.5%, in the second quarter of 2007 compared to the second quarter of 2006. The increase is due in part to maintenance on Beluga Units 1 and 3, which limited generation output during the second quarter of 2007.

In the second quarter of 2007, Chugach purchased 140,855 MWh of energy at an average effective price of 5.31 cents per kWh. For the same period in 2006, Chugach purchased 106,715 MWh of energy at an average effective price of 5.60 cents per kWh.

Transmission expense increased $752.7 thousand, or 65.9%, in the second quarter of 2007 compared to the same quarter of 2006. The increase is primarily due to increased maintenance of overhead transmission lines as well as increased labor cost due to contract increases.

Distribution expense increased $730.2 thousand, or 27.2%, for the quarter ended June 30, 2007 compared to the same period of 2006. The increase is primarily due to increased expenditures related to utility locates and right-of-way clearing during the second quarter of 2007 compared to the same quarter of 2006.

Consumer accounts did not materially change in the second quarter of 2007 compared to the same time period of 2006.

Administrative, general and other expenses increased $399.1 thousand, or 8.5%, for the second quarter of 2007 compared to the same quarter of 2006. The increase is primarily due to increased professional service costs related to the 2005 test year rate case, fuel supply planning and process and gap analysis associated with Sarbanes Oxley compliance.

Interest on long-term debt did not materially change in the second quarter of 2007 compared to the same quarter of 2006. Interest charged to construction increased $20.4 thousand, or 24.4%, due to a higher average balance in construction work-in-progress (CWIP) during the second quarter of 2007 compared to the same quarter in 2006.

Non-operating margins decreased $46.0 thousand, or 16.4%, in the second quarter of 2007 compared to the same quarter of 2006. The decrease is primarily due to a lower average cash balance during the second quarter of 2007 compared to 2006. The decrease was offset by an increase in allowance for funds used during construction (AFUDC) due to a higher average balance in CWIP during the second quarter of 2007 compared to 2006

Current Year to Date Versus Prior Year to Date

Total operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased 2.8% from $127.1 million in the first six months of 2006 compared to $130.6 million in the first six months of 2007.

Total energy sales decreased in the first six months of 2007 compared to the same time period of 2006. Retail and economy energy sales decreased in the first six months of 2007 while wholesale energy sales increased. Retail energy sales decreased primarily due to a change in gas fields operations of one of Chugach's large commercial customers as well as a change in consumer consumption patterns in response to significant increases in the price of natural gas as reflected in both natural gas and electric utility bills. Wholesale energy sales increased primarily due to large commercial growth in HEA and MEA's territory as well as uninterrupted energy sales to Seward during the first half of 2007. In 2006, energy sales to Seward were reduced due to an avalanche that cut the 69kV transmission line requiring Seward to rely on its own generation during the first quarter of 2006. Economy energy sales were lower in the first six months of 2007 compared to the same period in 2006. This was due to Dynamite Slough transmission line work in the first quarter, as well as other maintenance activities in the second quarter, limiting our ability to make economy energy sales.

Based on the results of fixed and variable cost recovery established in Chugach's last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $13.1 million and $12.7 million to Chugach's fixed costs for the six months ended June 30, 2007 and 2006, respectively.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the six months ended June 30, 2007 and 2006:

----------------------------------------------------------------------------------------------------------------

                     Base Rate Sales Revenue    Fuel and Purchased Power Revenue           Total Revenue
----------------------------------------------------------------------------------------------------------------
                    2007    2006   % Variance       2007    2006   % Variance        2007    2006     % Variance
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
   Retail
Residential        $23.7   $23.8      (0.4%)       $15.5   $14.2      9.2%          $ 39.2   $ 38.0       3.2%
Small Commercial   $ 4.3   $ 4.2       2.4%        $ 3.3   $ 2.9     13.8%          $  7.6   $  7.1       7.0%
Large Commercial   $14.7   $14.2       3.5%        $14.3   $13.2      8.3%          $ 29.0   $ 27.4       5.8%
Lighting           $ 0.6   $ 0.7     (14.3%)       $ 0.0   $ 0.0      0.0%          $  0.6   $  0.7     (14.3%)
Total Retail       $43.3   $42.9       0.9%        $33.1   $30.3      9.2%          $ 76.4   $ 73.2       4.4%

   Wholesale
HEA                $ 5.3   $ 5.1       3.9%        $13.3   $11.2     18.8%          $ 18.6   $ 16.3      14.1%
MEA                $ 9.5   $ 9.5       0.0%        $19.2   $16.9     13.6%          $ 28.7   $ 26.4       8.7%
SES                $ 0.6   $ 0.5      20.0%        $ 1.7   $ 1.2     41.7%          $  2.3   $  1.7      35.3%
Total Wholesale    $15.4   $15.1       2.0%        $34.2   $29.3     16.7%          $ 49.6   $ 44.4      11.7%

   Economy Sales   $ 0.8   $ 2.2     (63.6%)       $ 2.2   $ 6.0      n/a           $  3.0   $  8.2     (63.4%)
   Miscellaneous   $ 1.6   $ 1.3      23.1%        $ 0.0   $ 0.0      n/a           $  1.6   $  1.3      23.1%

Total Revenue      $61.1   $61.5      (0.7%)       $69.5   $65.6      5.9%          $130.6   $127.1       2.8%
----------------------------------------------------------------------------------------------------------------

The following table summarizes kWh sales for the six months ended June 30:

                                         2007            2006
                      Customer            kWh             kWh
                  --------------     -------------   -------------
                  Retail               607,584,281     608,953,639
                  Wholesale            648,138,884     619,068,438
                  Economy Energy        49,265,910     145,910,070
                                     -------------   -------------
                     Total           1,304,989,075   1,373,932,147
                                     =============   =============

Total operating expenses increased $6.5 million, or 5.9%, in the first six months of 2007 over the same period of 2006. Fuel expense decreased $2.5 million, or 4.6%, due to less fuel being used during the first six months of 2007 compared to the same time period of 2006 caused by the Dynamite Slough transmission line work and maintenance activities, which limited generation. For the first six months of 2007, Chugach used 10,939,560 MCF of fuel at an average effective price of $4.81 per MCF, which does not include 2,025,254 MCF of fuel that is recorded in purchased power. For the same period in 2006, Chugach used 12,482,504 MCF of fuel at an average effective price of $4.41 per MCF, which does not include 829,162 MCF of fuel that is recorded in purchased power.

Production expense increased $787.8 thousand, or 11.8%, in the first half of 2007 compared to the same period in 2006 due to expenses associated with the Beluga Unit 3 inspection in 2007, which was greater in scope than the Beluga Unit 5 inspection in 2006. The increase was also due to the Beluga Unit 1 and 2 controls upgrade in 2007, which did not occur in 2006 and the Cooper Lake annual inspection, which occurred during the first six months of 2007 compared to the same inspection that occurred in the fourth quarter of 2006.

Purchased power increased $5.2 million, or 38.6%, in the first half of 2007 compared to the first half of 2006. The increase is due to transmission line work at Dynamite Slough and maintenance activities, limiting generation, which resulted in higher purchased power costs. In the first six months of 2007, Chugach purchased 316,899 MWh of energy at an average effective price of 5.65 cents per kWh. For the same period in 2006, Chugach purchased 234,755 MWh of energy at an average price of 5.47 cents per kWh.

Transmission expense increased $1.1 million, or 42.8%, in the first half of 2007 compared to the same period of 2006. The increase is primarily due to increased labor and professional services related to transmission line clearing as well as contract services for maintenance at the Point MacKenzie and University substations.

Distribution expense increased $1.0 million, or 18.1%, during the first six months of 2007 compared to the same period of 2006. The increase is primarily due to labor and professional services in January, which were related to an outage that occurred in December 2006 and extended into January of 2007. The increase is also due to increased expenditures related to utility locates and right-of-way clearing in the first six months of 2007 compared to the first six months of 2006.

Consumer accounts expenses did not materially change in the first half of 2007 compared to the same period of time in 2006.

Administrative, general and other expenses increased $680.0 thousand, or 7.2%, for the first half of 2007 compared to the same period of 2006. The increase is primarily due to increased professional service costs related to the 2005 test year rate case, fuel supply planning and process and gap analysis associated with Sarbanes Oxley compliance.

Interest on long-term debt did not materially change in the first half of 2007 compared to the same period of time in 2006. Other interest expense increased $89.0 thousand, or 100.0%, primarily due to interest paid on an adjustment to an electric account. Interest charged to construction increased $64.2 thousand, or 32.3%, due to higher average balance in CWIP in the first six months of 2007 compared to the same six months of 2006.

Non-operating margins increased $29.7 thousand, or 6.3%, in the first six months of 2007 compared to the same period of time in 2006. The increase was due to an increase in AFUDC during the first half of 2007 compared to the first half of 2006 due to a higher average balance in CWIP as well a higher rate being charged to the average CWIP balance.

Financial Condition

Total assets decreased $3.7 million, or 0.7%, from December 31, 2006, to June 30, 2007. Net utility plant decreased $1.2 million, or 0.3% primarily due to depreciation expense in excess of extension and replacement of plant. Total other property and investments increased $645.5 thousand, or 100%, due to the value of employee contributions to a deferred compensation plan being recorded in 2007. Special deposits decreased $80.0 thousand, or 38.7%, due to the redemption of certificates of deposits that were being held as performance guarantees with the State of Alaska. Cash and cash equivalents increased $1.4 million, or 13.9%, due to the collection of accounts receivable outstanding at

December 31, 2006, which was slightly offset by an increase in capital expenditures in the first six months of 2007. Accounts receivable decreased $5.7 million, or 17.3%, due to less energy being sold at June 30, 2007 compared to December 31, 2006. Materials and supplies increased $2.1 million, or 8.1%, due mainly to the purchase of materials for the continued construction of the Postmark Substation and the Beluga Unit 3 Hot Gas Path project. Prepayments decreased $227.0 thousand, or 15.3% due primarily to six months of amortization of existing charges. Other current assets decreased $83.5 thousand, or 29.8%, due primarily to the receipt of a semi-annual interest payment from NRUCFC as well as the receipt of payment for annual pole rental.

Total liabilities, equities and margins decreased $3.7 million, or 0.7%, from December 31, 2006 to June 30, 2007. The decrease includes a $2.3 million, or 5.2%, decrease in long-term obligations due the reclassification of and installment payments on the 2002 Series B Bond, as well as CoBank 3 and 4 bonds. Accounts payable decreased $2.7 million, or 26.3%, as a result of payments being made on invoices that were accrued but not paid at December 31, 2006. Fuel cost over-recovery increased $1.3 million, or 419.2%, due to the over collection of fuel and purchased power costs through the fuel and purchased power surcharge mechanism. Fuel payable increased $2.2 million, or 13.7%, primarily due to the timing of fuel payments at June 30, 2007. Deferred liabilities decreased $251.7 thousand, or 10.9%, due to reduced refundable deposits.

LIQUIDITY AND CAPITAL RESOURCES

Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $7.5 million line of credit with CoBank and a $50 million line of credit from NRUCFC. At June 30, 2007 there was no outstanding balance with CoBank or NRUCFC.

Chugach also has a term loan facility with CoBank. Loans made under this facility are evidenced by promissory notes governed by the Master Loan Agreement, which became effective on January 22, 2003. At June 30, 2007, Chugach had the following promissory notes outstanding with this facility:

   Promissory    Principal    Interest Rate at   Maturity     Principal
      Note        Balance       June 30, 2007      Date     Payment Dates
   ----------   -----------   ----------------   --------   -------------
   CoBank 2     $ 6,500,000        5.50%           2010      2005 - 2010
   CoBank 3      19,017,242        6.64%           2022      2003 - 2022
   CoBank 4      20,786,288        6.64%           2022      2003 - 2022
   CoBank 5       5,000,000        6.64%           2007          2007
                -----------
      Total     $51,303,530

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

Chugach had the following bonds outstanding at June 30, 2007:

                    Principal     Interest Rate at   Maturity     Principal
       Bond          Balance       June 30, 2007       Date     Payment Dates
   -------------   ------------   ----------------   --------   -------------
   2001 Series A   $150,000,000        6.55%           2011          2011
   2002 Series A   $120,000,000        6.20%           2012          2012
   2002 Series B   $ 35,500,000        5.30%           2012       2008 - 2012
                   ------------
       Total       $305,500,000

Capital construction in 2007 is estimated at $45.0 million. At June 30, 2007, approximately $12.9 million had been expended. Capital improvement expenditures are expected to increase in the second quarter as the construction season accelerates.

Chugach management continues to expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 2007 and thereafter.

CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies comply with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that affect results of operations and reported amounts of assets and liabilities in the financial statements. Significant accounting policies are described in Note 1 of Item 8 "Financial Statements and
Supplementary Data" of our Form 10-K for the fiscal year ended December 31, 2006. Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach's financial condition and results of its operations, and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP. For all of these policies management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with Chugach's Audit Committee. The following policies are considered to be critical accounting policies for the six months ended June 30, 2007.

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

OUTLOOK

At the June 20, 2007 board meeting, the Chugach Electric Board appointed five community executives to a Blue Ribbon Panel. The panel will be reviewing Chugach's organization and operations in order to make recommendations for the future.

In June, Chugach and the Municipality of Anchorage issued a mutual press release announcing plans to explore a possible merger or joint operations between Chugach and Municipal Light & Power (ML&P). On July 6, 2007, a seven-member oversight panel was announced. The panel is comprised of Anchorage government and business leaders that will oversee the analysis of whether a merger or other joint operations between Chugach and ML&P is feasible.

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

On May 7, 2007, Chugach was notified by the State of Alaska, Department of Environmental Conservation that the Beluga Power Plant turbines are not subject to the Best Available Retrofit Technology (BART) requirements, and Chugach will not need to participate in the BART process, which includes new emission limits.

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

                            Auction Date      Interest Rate
                          -----------------   -------------

                          January 24, 2007        5.29%
                          February 21, 2007       5.29%
                          March 22, 2007          5.30%
                          April 18, 2007          5.25%
                          May 16, 2007            5.32%
                          June 13, 2007           5.30%
                          July 11, 2007           5.29%
                          August 8, 2007          5.33%

Chugach is exposed to market risk from changes in interest rates. A 100 basis-point change (up or down) would increase or decrease our interest expense by approximately $803,035 based on $80,303,530 of variable rate debt outstanding at June 30, 2007.

The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of June 30, 2007.

                                                                                                       Fair
     Total Debt(1)         2007      2008      2009      2010       2011     Thereafter    Total      Value
     -------------        -------   -------   -------   -------   --------   ----------   --------   --------
Fixed rate debt           $ 1,000   $ 2,000   $ 2,000   $ 1,500   $150,000    $120,000    $276,500   $284,625

Average interest rate        5.50%     5.50%     5.50%     5.50%      6.55%       6.20%       6.37%

Annual interest expense   $17,628   $17,518   $17,405   $17,297   $  9,487     $   620    $ 79,955

Variable rate debt        $ 5,000   $ 7,241   $ 7,763   $ 8,297   $  8,843     $43,159    $ 80,303   $ 80,303

Average interest rate        6.64%     5.51%     5.51%     5.51%      5.51%       6.33%

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

Not applicable.

ITEM 5. OTHER INFORMATION

No other information to be reported.

ITEM 6. EXHIBITS

      Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Order accepting settlement agreements, amending procedural schedule, and permitting supplemental testimony and statement of commissioner Dave Harbour dissenting in part and concurring in part.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHUGACH ELECTRIC ASSOCIATION, INC.

                                           By:      /s/ William R. Stewart
                                               ---------------------------------
                                                       William R. Stewart
                                                    Chief Executive Officer

                                           By:     /s/ Michael R. Cunningham
                                               ---------------------------------
                                                     Michael R. Cunningham
                                                    Chief Financial Officer

                                        Date: August 13, 2007

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

        31.1         Certification of Principal Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

        31.2         Certification of Principal Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

        32.1         Certification of Principal Executive Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002

        32.2         Certification of Principal Financial Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002

        10.55 Order accepting settlement agreements, amending procedural schedule, and permitting supplemental testimony and statement of commissioner Dave Harbour dissenting in part and concurring in part.