Form 10-Q
period 2007-09-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2007-11-19
CIK 878004

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

                For the quarterly period ended September 30, 2007

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

Large accelerated filer |_|    Accelerated filer |_|   Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company, as defined in
Rule 12b-2 of the Act.                                            |_| Yes |X| No

                       CHUGACH ELECTRIC ASSOICATION, INC.
                                TABLE OF CONTENTS

Caution Regarding Forward-Looking Statements                                                                     2

Part I. Financial Information

     Item 1.   Financial Statements (unaudited)                                                                  2

               Balance Sheets - as of September 30, 2007 and December 31, 2006                                   3

               Statements of Operations - Three and nine months ended September 30, 2007                         5
               and September 30, 2006

               Statements of Changes in Equities and Margins - Nine months                                       6
               Ended September 30, 2007 and September 30, 2006

               Statements of Cash Flows - Nine Months Ended September 30, 2007                                   7
               and September 30, 2006

               Notes to Financial Statements                                                                     8

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations            15

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                       25

     Item 4.   Controls and Procedures                                                                          26

Part II. Other Information

     Item 1.   Legal Proceedings                                                                                28

     Item 1A.  Risk Factors                                                                                     28

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                      28

     Item 3.   Defaults Upon Senior Securities                                                                  28

     Item 4.   Submission of Matters to a Vote of Security Holders                                              28

     Item 5.   Other Information                                                                                28

     Item 6.   Exhibits                                                                                         29

               Signatures                                                                                       30

               Exhibits                                                                                         31

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the financial statements of Chugach as of and for the quarter ended September 30, 2007, follow.

                       Chugach Electric Association, Inc.
                           Balance Sheets (continued)
                                   (Unaudited)

                    Assets                         September 30, 2007   December 31, 2006
----------------------------------------------     ------------------   -----------------
Utility Plant:
      Electric Plant in service                       $ 800,524,964       $ 787,005,028
      Construction work in progress                      22,357,378          20,254,298
                                                      -------------       -------------
            Total utility plant                         822,882,342         807,259,326
      Less accumulated depreciation                    (365,357,280)       (347,736,514)
                                                      -------------       -------------
            Net utility plant                           457,525,062         459,522,812

 Other property and investments, at cost:
      Nonutility property                                    24,461              24,461
      Investments in associated organizations            11,888,490          11,888,530
      Special Funds                                         645,582                   0
                                                      -------------       -------------
            Total other property and investments         12,558,533          11,912,991

Current assets:
      Cash and cash equivalents                           3,363,263           9,844,914
      Special deposits                                      126,312             206,191
      Accounts receivable, net                           28,800,260          32,899,571
      Materials and supplies                             28,278,556          25,424,493
      Prepayments                                         1,360,767           1,487,966
      Other current assets                                  346,807             280,562
                                                      -------------       -------------
            Total current assets                         62,275,965          70,143,697

Deferred charges, net                                    22,581,697          21,460,648
                                                      -------------       -------------

Total assets                                          $ 554,941,257       $ 563,040,148
                                                      =============       =============

See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
                           Balance Sheets (continued)
                                   (Unaudited)

            Liabilities, Equities and Margins                September 30, 2007      December 31, 2006
---------------------------------------------------------    ------------------      -----------------
Equities and margins:
      Memberships                                               $    1,332,933         $    1,297,633
      Patronage capital                                            141,571,979            141,117,620
      Other                                                          8,293,970              8,300,847
                                                                --------------         --------------
            Total equities and margins                             151,198,882            150,716,100

 Long-term obligations, excluding current installments:
      Bonds payable                                                299,600,000            305,500,000
      National Bank for Cooperatives                                46,546,740             45,303,530
                                                                --------------         --------------
            Total long-term obligations                            346,146,740            350,803,530

Current liabilities:
      Current installments of long-term obligations                 10,089,184             13,728,569
      Accounts payable                                              10,881,240             10,308,668
      Consumer deposits                                              2,324,045              2,217,613
      Fuel cost over-recovery                                        3,539,731                300,567
      Accrued interest                                               2,201,265              6,364,100
      Salaries, wages and benefits                                   5,336,463              6,021,473
      Fuel                                                          18,383,650             16,158,783
      Other liabilities                                              2,150,985              4,112,020
                                                                --------------         --------------
            Total current liabilities                               54,906,563             59,211,793

Deferred liabilities                                                 2,043,490              2,308,725
Other liabilities                                                      645,582                      0
                                                                --------------         --------------

Total liabilities, equities and margins                         $  554,941,257         $  563,040,148
                                                                ==============         ==============

See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
                            Statements of Operations
                                   (Unaudited)

                                            Three months ended September 30         Nine months ended September 30
                                                2007               2006               2007                 2006
                                            ------------       ------------       -------------       -------------
Operating revenues                          $ 57,053,772       $ 63,243,634       $ 187,634,471       $ 190,377,774

Operating expenses:
     Fuel                                     22,930,887         27,721,572          75,571,087          82,870,065
     Production                                4,395,166          4,331,051          11,854,064          11,002,135
     Purchased power                           7,333,164          8,164,009          25,976,348          21,620,093
     Transmission                              1,568,826          2,019,552           5,187,398           4,553,234
     Distribution                              3,306,766          2,372,131          10,064,752           8,096,796
     Consumer accounts                         1,322,706          1,187,437           3,782,755           3,722,437
     Administrative, general and other         5,201,484          4,498,643          15,376,179          13,993,330
     Depreciation and amortization             7,221,745          7,070,812          21,746,281          21,280,580
                                            ------------       ------------       -------------       -------------
           Total operating expenses           53,280,744         57,365,207         169,558,864         167,138,670

Interest on long-term debt                     6,153,277          6,218,457          18,309,050          18,348,879
     Other                                             0                  0              89,029                   0
     Charged to construction                    (192,972)          (145,112)           (456,185)           (344,096)
                                            ------------       ------------       -------------       -------------
         Net interest expenses                 5,960,305          6,073,345          17,941,894          18,004,783
                                            ------------       ------------       -------------       -------------
Net operating margins                         (2,187,277)          (194,918)            133,713           5,234,321

Nonoperating margins:
Interest income                                  169,752            261,131             546,878             673,365
Other                                             81,128             51,844             207,559             113,471
                                            ------------       ------------       -------------       -------------
Total nonoperating margins                       250,880            312,975             754,437             786,836
                                            ------------       ------------       -------------       -------------

Assignable margins                          $ (1,936,397)      $    118,057       $     888,150       $   6,021,157
                                            ============       ============       =============       =============

See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
                  Statements of Changes in Equities and Margins
                                   (Unaudited)

                                                            Other Equities         Patronage
                                          Memberships         and Margins           Capital              Total
                                          -----------         -----------           -------              -----
Balance, January 1, 2007                  $   1,297,633      $   8,300,847       $ 141,117,620       $ 150,716,100
Assignable margins                                    0                  0             888,150             888,150
Retirement of capital credits                         0                  0            (433,791)           (433,791)
Unclaimed capital credit retirements                  0            208,894                   0             208,894
Memberships and donations received               35,300           (215,771)                  0            (180,471)
                                          ------------------------------------------------------------------------
Balance, September 30, 2007               $   1,332,933      $   8,293,970       $ 141,571,979       $ 151,198,882
                                          ========================================================================

Balance, January 1, 2006                  $   1,250,398      $   7,603,376       $ 136,185,378       $ 145,039,152

Assignable margins                                    0                  0           6,021,157           6,021,157
Retirement of capital credits                         0                  0            (765,544)           (765,544)
Unclaimed capital credit retirements                  0            323,551                   0             323,551
Memberships and donations received               36,360           (469,298)                  0            (432,938)
                                          ------------------------------------------------------------------------
Balance, September 30, 2006               $   1,286,758      $   7,457,629       $ 141,440,991       $ 150,185,378
                                          ========================================================================

See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                     Nine months ended September 30
                                                                                       2007                 2006
                                                                                  --------------       --------------
Cash flows from operating activities:
       Assignable margins                                                         $      888,150       $    6,021,157
                                                                                  --------------       --------------
Adjustments to reconcile assignable margins to net cash provided activities:
       Depreciation and amortization                                                  23,552,609           23,503,261
       Capitalized interest                                                             (689,462)            (470,081)
       Write off of deferred charges                                                           0              345,899
       Other                                                                                  40              (10,013)

Changes in assets and liabilities:
  (Increase) decrease in assets:
       Accounts receivable                                                             4,099,311             (320,159)
       Fuel cost under-recovery                                                                0              (85,275)
       Materials and supplies                                                         (2,854,063)          (3,209,504)
       Prepayments                                                                       127,199               (9,343)
       Other assets                                                                       13,634              (23,417)
       Deferred charges                                                               (2,927,377)          (4,549,202)

Increase (decrease) in liabilities:
       Accounts payable                                                                2,087,456             (725,693)
       Consumer deposits                                                                 106,432              102,788
       Fuel cost over-recovery                                                         3,239,164                    0
       Accrued interest                                                               (4,162,835)          (4,143,766)
       Salaries, wages and benefits                                                     (685,010)            (249,180)
       Fuel                                                                            2,224,867              994,398
       Other liabilities                                                              (1,961,035)             974,292
       Deferred liabilities                                                               93,495              148,920
                                                                                  --------------       --------------
             Net cash provided by operating activities                                23,152,575           18,295,082
                                                                                  --------------       --------------

Investing activities:
       Extension and replacement of plant                                            (20,573,953)         (14,842,602)
                                                                                  --------------       --------------
             Net cash used for investing activities                                  (20,573,953)         (14,842,602)
                                                                                  --------------       --------------
Cash flows from financing activities:
       Repayments of long-term obiligations                                           (8,296,175)          (7,825,687)
       Memberships and donations received (refunded)                                      28,423             (109,387)
       Retirement of patronage capital and estate payments                              (433,791)            (765,544)
       Net refunds on consumer advances for construction                                (358,730)            (201,283)
                                                                                  --------------       --------------
             Net cash used for financing activities                                   (9,060,273)          (8,901,901)
                                                                                  --------------       --------------

Net decrease in cash and cash equivalents                                             (6,481,651)          (5,449,421)

Cash and cash equivalents at beginning of period                                  $    9,844,914       $   10,650,594
                                                                                  --------------       --------------

Cash and cash equivalents at end of period                                        $    3,363,263       $    5,201,173
                                                                                  ==============       ==============

Supplemental disclosure of non-cash investing and financing activities
  Retirement of plant                                                             $    3,869,816       $    5,566,466
  Extension and replacement of plant                                              $    2,565,783       $    1,199,510
Supplemental disclosure of cash flow information - interest expense paid,
  excluding amounts capitalized                                                   $   17,869,213       $   22,148,549
                                                                                  ==============       ==============

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

      Chugach also supplies much of the power requirements for three of its wholesale customers, Matanuska Electric Association, Inc. (MEA), Homer Electric Association, Inc. (HEA), and the City of Seward (Seward).

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

      d. Income Taxes

      Chugach is exempt  from  federal  income  taxes  under the  provisions  of
      Section 501(c)(12) of the Internal Revenue Code, except for unrelated business income. For the nine months ended September 30, 2007, Chugach received no unrelated business income.

      e. Reclassifications and Immaterial Error Corrections

      Reclassifications have been made to the 2006 financial statements to make them comparable with the 2007 presentation. We corrected immaterial errors from the timing of the cash settlement of additions to extension and replacement of plant as follows:

                                             Three          Six             Nine          Twelve         Three            Six
                                            Months         Months          Months         Months         Months          Months
                                             ended         ended           ended          ended          ended           ended
                                           03/31/06       06/30/06       09/30/06       12/31/06        03/31/07        06/30/07
                                           --------       --------       --------       --------        --------        --------
Increase (decrease) in net cash flows
provided by operating activities            969,887       1,760,443       1,665,813      (432,873)      2,541,889       2,867,057
(Increase) decrease in net cash flows
used for investing activities              (969,887)     (1,760,443)     (1,665,813)      432,873      (2,541,889)     (2,867,057)
Supplemental disclosure of non-cash
investing activities, Extension and
replacement of plant                        884,240         649,420       1,199,510     3,503,009         944,351         665,694

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

3. LINES OF CREDIT

Chugach maintains a $7.5 million line of credit with CoBank, ACB (CoBank). On October 17, 2007, the Board of Directors approved a resolution to renew this line of credit. The CoBank line of credit will expire on October 31, 2008, subject to annual renewal at the discretion of the parties. Chugach borrowed $1.0 million on this line of credit on September 19, 2007 and repaid the balance on September 28, 2007. Interest on the borrowings is calculated using the CoBank Base Rate on the first business day of the week plus 3%. The borrowing rate at September 30, 2007 was 6.35% and at December 31, 2006 the borrowing rate was 6.66%. In addition to the CoBank line of credit, Chugach has an annual line of credit of $50 million available with the National Rural Utilities Cooperative Finance Corporation (NRUCFC). Chugach did not utilize this line of credit during the third quarter of 2007 and had no balance outstanding at September 30, 2007. The borrowing rate is calculated using the total rate per annum as may be fixed by CFC and will not exceed the Prevailing Prime Rate, plus one percent per annum. The borrowing rate at September 30, 2007 was 6.65% and at December 31, 2006 the borrowing rate was 7.15%. On October 17, 2007, the Board of Directors approved a resolution to renew NRUCFC line of credit. NRUCFC line of credit expires October 31, 2012.

4. LEGAL PROCEEDINGS

Matanuska Electric Association, Inc. (MEA) v. State of Alaska, Regulatory Commission of Alaska, Superior Court Case No. 3AN-06-8243 Civil

On May 17, 2006, MEA appealed and on May 30, 2006, Homer Electric Association, Inc., (HEA) cross appealed the RCA's decision in Commission Docket No. U-04-102, see "Footnote 5, Regulatory Matters - Revision to Current Depreciation Rates (Docket No. U-04-102)." On appeal, MEA claims the Commission's decision dated January 10, 2006 to authorize Chugach to implement new depreciation rates as of January 1, 2005 constituted illegal retroactive ratemaking. MEA also contends that the Commission's reliance on avoidance of regulatory lag as a basis for its decision was improper. MEA also challenged the discovery rulings of the Commission. Chugach will join the State of Alaska in defending the Commission's rulings. On April 25, 2007 the Court issued a briefing schedule. MEA has filed its appellant's brief and Chugach's responsive brief is due November 14, 2007.

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

Because Chugach did not request changes to the electric rates charged to its customers based on the proposed new depreciation rates, there was no immediate electric rate impact.

Wholesale customers MEA and HEA were active in the proceeding. Subsequently, MEA filed an appeal of the RCA's decision in Superior Court, see "Footnote 4, Legal Proceedings - Matanuska Electric Association, Inc. v. State of Alaska, Regulatory Commission of Alaska, Superior Court Case No. 3AN-06-8243 Civil." HEA has withdrawn from the appeal. MEA has filed its initial appellate brief. Chugach anticipates filing an appellee's brief on November 14, 2007.

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

2005 Test Year General Rate Case (Docket No. U-06-134)

On September 27, 2006, the Chugach Board of Directors authorized and instructed management to file a general rate case with the RCA. On September 29, 2006, Chugach filed a general rate case based on a 2005 test year and requested a revenue increase of $10.6 million for the Generation and Transmission (G&T) function and a revenue decrease of $7.8 million for the Distribution function. Overall revenues were proposed to increase $2.8 million in the initial filing.

Chugach expects full adjudication to be completed from January 1, 2008 to March 31, 2008, assuming no appeals or other delay in the regulatory process. The Commission permitted intervention from Chugach's wholesale customers and the Regulatory Affairs and Public Advocacy (RAPA) section within the Attorney General's office of the State of Alaska. It also permitted intervention of a single Chugach retail member.

A scheduling order was issued on January 23, 2007, establishing a hearing schedule to adjudicate the case. Discovery from the intervenors in the case on Chugach's filing and pre-filed initial testimony has been completed. Intervenor testimony has been submitted. Chugach completed reviewing and discovery on this testimony. Chugach's reply testimony was submitted May 29, 2007. Chugach has been responding to discovery from intervenors. The last day to submit discovery on Chugach's reply testimony was July 16, 2007. A settlement agreement between several of the intervenors and Chugach, reached in August 2007, has been accepted by the RCA. The settlement agreement results in an estimated 3% overall decrease for retail members and an estimated 2 to 3 percent overall increase for HEA and Seward. The hearing scheduled to occur in August 2007 with the remaining intervenors was canceled. The remaining active intervener, MEA, and Chugach entered into a stipulation to resolve outstanding procedural issues on October 16, 2007. This stipulation agrees to a procedure whereby the Commission will decide the matter based on the written record with provisions for Commission written questions and optional oral questioning by the Commission of selected witnesses. Chugach has submitted permanent rates to implement the settlement agreement and interim rates for the party that did not settle, which are expected to be approved during the fourth quarter. If the RCA approves these rates as filed, Chugach's total annual revenues would be reduced by $1.2 million from current rate levels. Chugach expects a decision from the RCA on the outstanding issues with MEA by March 31, 2008, which could have an impact on the change in annual revenues noted above.

6. ENVIRONMENTAL MATTERS

During first quarter 2007, the Alaska Department of Environmental Conservation notified Chugach that two of the Beluga River turbines may be subject to a federal Clean Air Act requirement to install Best Available Retrofit Technology
(BART) to reduce visibility impairment in national parks and wilderness areas.

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

On May 7, 2007, Chugach was notified by the State of Alaska, Department of Environmental Conservation that the Beluga Power Plant turbines are not subject to the BART requirements, and Chugach will not need to participate in the BART process, which includes new emission limits.

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

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

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

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins decreased $2.1 million, or 1,740.2%, during the third quarter of 2007 compared to the same quarter of 2006. Third quarter 2007 margins are down due to decreased sales, lower fuel surcharge revenue, and increased operating expenses.

Operating revenues which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased 9.8% from $63.2 million in the third quarter of 2006 compared to $57.1 million in the third quarter of 2007. This decrease was primarily due to lower economy energy kWh sales during the third quarter of 2007 as well as lower fuel surcharge revenue. The reduction in the fuel surcharge revenue is the result of reduced Cook Inlet production taxes and receipt of credits during the third quarter of 2007 for previously paid production taxes. Chugach is authorized by the RCA to recover fuel and related costs through the fuel surcharge mechanism, which is adjusted quarterly to reflect increases and decreases of such costs. In addition, retail sales decreased in the third quarter of 2007 compared to the same quarter of 2006 due primarily to a change in gas fields operations of one of Chugach's large commercial customers and a change in consumer consumption patterns in response to significant increases in the price of natural gas as reflected in both natural gas and electric utility bills. Wholesale kWh sales were higher during the third quarter of 2007 compared to the same quarter of 2006 due primarily to increased kWh sales to Homer Electric. Economy energy sales were lower during the third quarter of 2007 compared to the same quarter of 2006 primarily due to maintenance activities that limited generation and the ability to sell kWh to Golden Valley Electric Association (GVEA) during the third quarter of 2007.

Based on the results of fixed and variable cost recovery established in Chugach's last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $5.8 million to Chugach's fixed costs for the quarter ended September 30, 2007 and $5.8 million for the quarter ended September 30, 2006.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended September 30, 2007 and 2006:

                                 (in millions)

--------------------------------------------------------------------------------------------------------------------------
                             Base Rate Sales Revenue      Fuel and Purchased Power Revenue         Total Revenue
--------------------------------------------------------------------------------------------------------------------------
                          2007      2006      % Variance      2007     2006    % Variance     2007    2006     % Variance
--------------------------------------------------------------------------------------------------------------------------
 Retail
Residential              $10.2      $10.3       (1.0%)        $5.9      $6.9     (14.5%)     $16.1    $17.2      (6.4%)
Small Commercial          $1.9       $1.9        0.0%         $1.3      $1.5     (13.3%)      $3.2    $3.4       (5.9%)
Large Commercial          $7.3       $7.5       (2.7%)        $6.4      $7.7     (16.9%)     $13.7    $15.2      (9.9%)
Lighting                  $0.3       $0.3        0.0%         $0.0      $0.0       0.0%       $0.3    $0.3        0.0%
Total Retail             $19.7      $20.0       (1.5%)       $13.6     $16.1     (15.5%)     $33.3    $36.1      (7.8%)

 Wholesale
HEA                       $2.6       $2.6        0.0%         $6.7      $6.7       0.0%       $9.3    $9.3        0.0%
MEA                       $4.1       $4.1        0.0%         $7.6      $8.8     (13.6%)     $11.7    $12.9      (9.3%)
SES                       $0.3       $0.3        0.0%         $0.8      $0.9     (11.1%)      $1.1    $1.2       (8.3%)
Total Wholesale           $7.0       $7.0        0.0%        $15.1     $16.4      (7.9%)     $22.1    $23.4      (5.6%)

 Economy Sales            $0.3       $0.7      (57.1%)        $0.7      $2.2       n/a        $1.0    $2.9      (65.5%)
 Miscellaneous            $0.7       $0.8      (12.5%)        $0.0      $0.0       n/a        $0.7    $0.8      (12.5%)

Total Revenue            $27.7      $28.5       (2.8%)       $29.4     $34.7     (15.3%)     $57.1    $63.2      (9.7%)
--------------------------------------------------------------------------------------------------------------------------

The following table summarizes kWh sales for the quarter ended September 30:

                                               2007                 2006
               Customer                        kWh                   kWh
               --------                        ---                   ---
           Retail                         273,827,417           279,445,748
           Wholesale                      317,625,932           295,729,561
           Economy Energy                  18,248,140            41,836,320
                                          -----------           -----------
                    Total                 609,701,489           617,011,629
                                          ===========           ===========

There were no changes to demand rates and energy rates charged to retail and wholesale customers during the third quarter of 2007 compared to the third quarter of 2006.

Total operating expenses decreased $4.1 million, or 7.1%, in the third quarter of 2007 over the same period of 2006. Fuel expense decreased $4.8 million, or 17.3%, due to lower economy energy sales, lower base contract prices for fuel and a reduction in related production taxes recorded during the third quarter of 2007.

Purchased power decreased $830.8 thousand, or 10.2%, in the third quarter of 2007 compared to the second quarter of 2006. The decrease is a result of prior quarter scheduling and contract restrictions, limiting the ability to purchase power during third quarter of 2007. Chugach purchased more power in the first and second quarter of 2007 while maintenance work was being done. In the third quarter of 2007, Chugach purchased 115,106 MWh of energy compared to 140,151 MWh for the same quarter of 2006.

Transmission expense decreased $450.7 thousand, or 22.3%, in the third quarter of 2007 compared to the same quarter of 2006. During the third quarter of 2006, significant riverbank erosion occurred due to flooding resulting in emergency transmission tower repairs. In 2007, major transmission repairs were not necessary.

Distribution expense increased $934.6 thousand, or 39.4%, for the quarter ended September 30, 2007 compared to the same period of 2006. The increase is due primarily to increased expenditures related to utility locates and underground maintenance during the third quarter of 2007.

Consumer accounts increased $135.3 thousand, or 11.4%, in the third quarter of 2007 compared to the same time period of 2006. The increase in the third quarter of 2007 is related to filling personnel positions that were vacant during the third quarter of 2006 as well as an increase in expenses related to consumer information and advertising.

Administrative, general and other expenses increased $702.8 thousand, or 15.6%, for the third quarter of 2007 compared to the same quarter of 2006. The increase is primarily due to increased professional services costs related to the 2005 test year rate case, Sarbanes Oxley compliance, and other Board related studies during the third quarter of 2007. Professional services expenses for Sarbanes Oxley compliance during third quarter 2007 totaled $360.2 thousand.

Interest on long-term debt did not materially change in the third quarter of 2007 compared to the same quarter of 2006. Interest charged to construction increased $47.9 thousand, or 33.0%, due to a higher average balance in construction work-in-progress (CWIP) as well as the impact of higher overall interest rates during the third quarter of 2007 compared to the same quarter in 2006.

Non-operating margins decreased $62.1 thousand, or 19.8%, in the third quarter of 2007 compared to the same quarter of 2006. The decrease is primarily due to a lower average cash balance during the third quarter of 2007 compared to 2006 resulting in lower interest income.

Current Year to Date versus Prior Year to Date

Assignable margins decreased $5.1 million, or 85.3%, during the first nine months of 2007 compared to the same nine months of 2006. 2007 margins are down due to decreased sales, lower fuel surcharge revenue, and increased operating expenses.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased 1.4% from $190.4 million in the first nine months of 2006 compared to $187.6 million in the first nine months of 2007. This decrease was primarily due to lower economy energy kWh sales as reduced fuel surcharge revenue. The reduction in the fuel surcharge revenue is the result of reduced Cook Inlet production taxes and receipt of credits for previously paid production taxes during the first nine months of 2007 compared to the same nine months of 2006.

Total energy sales decreased in the first nine months of 2007 compared to the same time period of 2006. Retail and economy energy sales decreased in the first nine months of 2007 while wholesale energy sales increased. Retail energy sales decreased primarily due to a change in gas fields operations of one of Chugach's large commercial customers as well as a change in consumer consumption patterns in response to significant increases in the price of natural gas as reflected in both natural gas and electric utility bills.

Wholesale energy sales increased primarily due to large commercial growth in HEA's territory. Economy energy sales were lower in the first nine months of 2007 compared to the same period in 2006. This was due to Dynamite Slough transmission line work as well as other maintenance activities, limiting the ability to make economy energy sales.

Based on the results of fixed and variable cost recovery established in Chugach's last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $18.9 million and $18.5 million to Chugach's fixed costs for the nine months ended September 30, 2007 and 2006, respectively.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the nine months ended September 30, 2007 and 2006:

                                 (in millions)

---------------------------------------------------------------------------------------------------------------------------------
                            Base Rate Sales Revenue          Fuel and Purchased Power Revenue              Total Revenue
---------------------------------------------------------------------------------------------------------------------------------
                         2007      2006     % Variance        2007         2006     % Variance     2007      2006     % Variance
---------------------------------------------------------------------------------------------------------------------------------
 Retail
Residential             $33.9     $34.2        (0.9%)        $21.4        $21.1         1.4%       $55.3     $55.3       (0.0%)
Small Commercial         $6.2      $6.1         1.6%          $4.6         $4.4         4.5%       $10.8     $10.5        2.9%
Large Commercial        $22.0     $21.7         1.4%         $20.6        $20.9        (1.4%)      $42.6     $42.6        0.0%
Lighting                 $0.9      $1.0       (10.0%)         $0.0         $0.1         0.0%        $0.9     $ 1.1      (18.2%)
Total Retail            $63.0     $63.0        (0.0%)        $46.6        $46.5         0.2%      $109.6    $109.5        0.1%

 Wholesale
HEA                      $7.9      $7.6         3.9%         $20.0        $17.9        11.7%       $27.9     $25.5        9.4%
MEA                     $13.6     $13.6         0.0%         $26.8        $25.6         4.7%       $40.4     $39.2        3.1%
SES                      $0.9      $0.8        12.5%          $2.5         $2.1        19.0%        $3.4     $ 2.9        17.2%
Total Wholesale         $22.4     $22.0         1.8%         $49.3        $45.6         8.1%       $71.7     $67.6        6.1%

 Economy Sales           $1.1      $2.9       (62.1%)         $2.9         $8.2         n/a         $4.0     $11.1      (64.0%)
 Miscellaneous           $2.3      $2.2         4.5%          $0.0         $0.0         n/a         $2.3     $ 2.2        4.5%

Total Revenue           $88.8     $90.1        (1.4%)        $98.8       $100.3        (1.5%)     $187.6    $190.4       (1.5%)
---------------------------------------------------------------------------------------------------------------------------------

The following table summarizes kWh sales for the nine months ended September 30:

                                           2007                   2006
                Customer                    kWh                   kWh
                --------                    ---                   ---
        Retail                          881,411,698            888,399,387
        Wholesale                       965,764,816            914,797,999
        Economy Energy                   67,514,050            187,746,390
                                      -------------          -------------
                 Total                1,914,690,564          1,990,943,776
                                      =============          =============

Total operating expenses increased $2.4 million, or 1.5%, in the first nine months of 2007 over the same period of 2006. Fuel expense decreased $7.3 million, or 8.8%, due to lower economy energy sales, lower base contract prices for fuel and a reduction in related production taxes during the first nine months of 2007.

Production expense increased $851.9 thousand, or 7.7%, in the nine months of 2007 compared to the same period in 2006 due to expenses associated with the Beluga Unit 3 inspection in 2007, which was greater in scope than the Beluga Unit 5 inspection in 2006. The increase was also due expenses related to the Beluga Unit 1 and 2 controls upgrade and the Beluga Unit 8 inspection in 2007. Also, the Cooper Lake annual inspection was done during the first nine months of 2007 compared to the same inspection that occurred in the fourth quarter of 2006.

Purchased power increased $4.4 million, or 20.2%, during the first nine months of 2007 compared to the same period of 2006. The increase is due to transmission line work at Dynamite Slough and other maintenance activities, limiting generation, which resulted in the need for Chugach to purchase more power from providers.

Transmission expense increased $634.2 thousand, or 13.9%, during the first nine months of 2007 compared to the same period of 2006. The increase is primarily due to increased labor and professional services related to transmission line clearing as well as contract services for maintenance at the Point MacKenzie and University substations.

Distribution expense increased $2.0 million, or 24.3%, during the first nine months of 2007 compared to the same period of 2006. The increase is primarily due to labor and professional services related to an outage that occurred in December 2006 and extended into the first quarter of 2007. The increase is also due to increased expenditures related to utility locates and right-of-way clearing as well as increased labor due to contract increases in 2007 compared to 2006.

Administrative, general and other expenses increased $1.4 million, or 9.9%, for the first nine months of 2007 compared to the same period of 2006. The increase is primarily due to increased professional service costs related to the 2005 test year rate case, Sarbanes Oxley compliance and other Board related studies in 2007. As of September 30, 2007, $584.1 thousand had been expensed for professional services related to Sarbanes Oxley compliance.

Interest on long-term debt did not materially change in the first nine months of 2007 compared to the same period of time in 2006. Other interest expense increased $89.0 thousand, or 100.0%, primarily due to interest paid on an adjustment to an electric account. Interest charged to construction increased $112.1 thousand, or 32.3%, due to a higher average balance in CWIP as well as a higher average interest rate during the first nine months of 2007 compared to the same nine months of 2006.

Non-operating margins increased $32.4 thousand, or 4.1%, in the first nine months of 2007 compared to the same period of time in 2006. The increase was due to an increase in AFUDC during the first nine months of 2007 compared to the first nine months of 2006 due to a higher average balance in CWIP as well a higher rate being charged to the average CWIP balance.

Financial Condition

Assets

Total assets decreased $8.1 million, or 1.4%, from December 31, 2006, to September 30, 2007. Net utility plant decreased $2.0 million, or 0.4% primarily due to depreciation expense in excess of extension and replacement of plant. Cash and cash equivalents decreased $6.5 million, or 65.8%, due in part to the semi-annual interest payments on the 2001 and 2002 Series A bonds in the third quarter of 2007 as well as increased professional services related to Sarbanes Oxley compliance, rate case expenditures and gas contract negotiations. Special deposits decreased $80.0 thousand, or 38.7%, due to the redemption of certificates of deposits that were being held as performance guarantees with the State of Alaska. Accounts receivable decreased $4.1 million, or 12.5%, due to lower demand and energy usage as of September 30, 2007 compared to December 31, 2006. Prepayments decreased $127.2 thousand, or 8.5%, due to the timing of payment of annual insurance premiums.

These decreases were offset by increases in special funds, materials and supplies, other current assets and deferred charges. Special funds increased $645.5 thousand, or 100.0%, due to the value of employee contributions to a deferred compensation plan being recorded in 2007. Materials and supplies increased $2.9 million, or 11.2%, due mainly to the cost of wire and purchase of materials committed to planned distribution projects, and additional spare and refurbished turbine parts for generation inventory. Other current assets increased $66.2 thousand, or 23.6%, due primarily to the timing of receipt of a semi-annual interest payment from NRUCFC. Deferred charges increased $1.2 million, or 5.2%, due primarily to additional charges for the Beluga River gas compression project.

Liabilities

Total liabilities decreased $8.1 million, or 1.4%, from December 31, 2006 to September 30, 2007. The decrease includes an $8.3 million, or 2.3%, decrease in total long-term obligations, which includes current installments, due to principal payments made on CoBank 2, 3, 4 and 4 and the 2002 Series B Bonds. Accrued interest decreased $4.2 million, or 65.4%, due to the timing of semi-annual interest payments. Salaries, wages and benefits decreased $685.0 thousand, or 11.4%, due to the ratification of labor contracts and payment of related labor and benefits that were accrued at December 31, 2006. Other liabilities decreased $2.0 million, or 47.7%, as a result of completing and funding state and municipal undergrounding compliance projects. Deferred liabilities decreased $265.2 thousand, or 11.5%, due to a reduction in refundable advances for construction.

Other notable changes in liabilities include increases in fuel cost over-recovery and fuel payable. The fuel surcharge mechanism allows Chugach to recover fuel and related costs on a quarterly basis. Due to the timing of receiving credits from fuel suppliers for previously paid Cook Inlet production taxes, fuel cost over-recovery increased $3.5 million, or 1,077.7%. Fuel payable increased $2.2 million, or 13.8%, due to the timing of fuel payments at September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $7.5 million line of credit with CoBank and a $50 million line of credit from NRUCFC. At September 30, 2007 there was no outstanding balance on either line of credit.

Chugach also has a term loan facility with CoBank. Loans made under this facility are evidenced by promissory notes governed by the Master Loan Agreement, which became effective on January 22, 2003.

At September 30, 2007, Chugach had the following promissory notes outstanding with this facility:


Promissory            Principal     Interest Rate at        Maturity           Principal
  Note                Balance       Sept. 30, 2007            Date           Payment Dates
  ----                -------       --------------            ----           -------------
CoBank 2           $   6,000,000          5.50%               2010            2005 - 2010
CoBank 3              19,017,242          6.35%               2022            2003 - 2022
CoBank 4              20,786,288          6.35%               2022            2003 - 2022
CoBank 5               4,932,394          6.35%               2012            2007 - 2012
                   -------------
      Total        $  50,735,924

On June 5, 2007, Chugach refinanced its $5 million promissory note with CoBank. The new $5 million, variable rate promissory note will mature July 20, 2012 and contains monthly principal payments commencing September 20, 2007.

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

Chugach had the following bonds outstanding at September 30, 2007:

                       Principal             Interest Rate at     Maturity             Principal
    Bond               Balance             September 30, 2007       Date             Payment Dates
    ----               -------             ------------------       ----             -------------
2001 Series A        $150,000,000                  6.55%            2011                  2011
2002 Series A        $120,000,000                  6.20%            2012                  2012
2002 Series B        $ 35,500,000                  5.25%            2012               2008 - 2012
                     ------------
       Total         $305,500,000

Capital construction for 2007 is estimated at $29.0 million. At September 30, 2007, approximately $18.9 million had been expended. Capital improvement expenditures are expected to decrease during the fourth quarter as the construction season ends.

Chugach management continues to expect that cash flows from operations and external funding sources will be sufficient to cover operational and capital funding requirements in 2007 and thereafter.

CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies comply with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that affect results of operations and reported amounts of assets and liabilities in the financial statements. Significant accounting policies are described in Note 1 of Item 8 "Financial Statements and
Supplementary Data" of our Form 10-K for the fiscal year ended December 31, 2006. Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach's financial condition and results of its operations, and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP. For all of these policies management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with Chugach's Audit Committee. The following policies are considered to be critical accounting policies for the nine months ended September 30, 2007.

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

Estimated Useful Life of Utility Plant

We determine the estimated useful life of utility plant based on a depreciation study that is updated every three years and approved by the RCA. The annual depreciation rates were calculated by the straight-line average service life method using the remaining life basis. The calculated accrual rates were based on attained ages of plant in service and the estimated service life and net salvage characteristics of each depreciable group. The service life and net salvage  estimates  were  based  on  statistical  analyses  of  historical  data assembled from utility records, management's current plans and operating policies, a field survey of the property in service, consideration of current developments in the electric industry, and a general knowledge of the life and salvage characteristics of other electric properties. For major facilities, such as generating units, probable retirement years were estimated and the life span procedure of calculating depreciation was used to provide for the simultaneous retirement of all associated property, surviving from various years of installation, at the time of the retirement of the major investment. Certain general plant accounts are amortized as a cost effective means of recording the cost of such assets to the cost of operations. The last update was the 2002 depreciation study update and those rates were approved and implemented effective January 1, 2005.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Information required by this Item is contained in Note 7 to the "Notes to Financial Statements" within Part I of this Form 10-Q.

OUTLOOK

On August 24, 2007, FERC issued Chugach a new 50-year license for the Cooper Lake Hydroelectric Project. The license allows Chugach to continue operations and maintenance of the Cooper Lake power plant.

Effective October 8, 2007, Chugach reorganized its operations to add two new divisions, Division of Administration and Corporate Planning and Regulatory Affairs.

The Division of Administration is comprised of Administrative Services (Contracting, Security and Purchasing), Information Services and Member Services. This division reports to the Vice President Administration, David Smith.

Corporate Planning and Regulatory Affairs division includes Corporate Planning Analysis, Regulatory Affairs and Energy Asset. Suzanne Gibson, Vice President Corporate Planning and Regulatory Affairs leads this division.

On October 24, 2007, Brian Hickey was promoted to Vice President, Power Delivery. This division is comprised of Technical Services and Operations.

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

During first quarter 2007, the Alaska Department of Environmental Conservation notified Chugach that two of the Beluga River turbines may be subject to a federal Clean Air Act requirement to install Best Available Retrofit Technology
(BART) to reduce visibility impairment in national parks and wilderness areas.

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

         Auction Date                Interest Rate
         ------------                -------------

          January 24                     5.29%
         February 21                     5.29%
           March 22                      5.30%
           April 18                      5.25%
            May 16                       5.32%
           June 13                       5.30%
           July 11                       5.29%
           August 8                      5.33%
         September 5                     6.15%
          October 3                      5.25%
          October 31                     5.00%

Chugach is exposed to market risk from changes in interest rates. A 100 basis-point change (up or down) would increase or decrease our interest expense by approximately $802,359 based on $80,235,923 of variable rate debt outstanding at September 30, 2007.

The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of September 30, 2007.

                                                                                                                               Fair
      Total Debt(1)             2007         2008        2009        2010         2011        Thereafter       Total           Value
      -------------             ----         ----        ----        ----         ----        ----------       -----           -----
Fixed rate debt               $   500      $ 2,000      $ 2,000      $ 1,500      $150,000      $120,000      $276,000      $281,573

Average interest rate            5.50%        5.50%        5.50%        5.50%         6.55%         6.20%         6.37%

Annual interest
Expense                       $17,628      $17,518      $17,405      $17,297      $  9,487      $    620      $ 79,955

Variable rate debt            $   206      $ 8,107      $ 8,704      $ 9,318      $  9,951      $ 43,950      $ 80,236      $ 80,236

Average interest rate            6.64%        5.51%        5.51%        5.51%         5.51%         6.33%

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

On September 7, 2007, Director Alan Christopherson tendered his resignation from the Board of Directors effective immediately. On October 17, 2007, the Board of Directors voted to fill the vacancy with Rebecca Logan.

ITEM 6. EXHIBITS

      Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Ameneded and Restated Promissory Note and Multiple Advance Term Loan Supplement between the Registrant and CoBank, ACB dated June 5, 2007

      Amended and Restated Promissory Note and Committed Revolving Credit Supplement between the Registrant and CoBank, ACB dated October 10, 2007

      Line of Credit Agreement between the Registrant and the National Rural Utilities Cooperative Finance Corporation dated October 17, 2007

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

                                    CHUGACH ELECTRIC ASSOCIATION, INC.


                                    By:         /s/ William R. Stewart
                                        ----------------------------------------
                                                  William R. Stewart
                                               Chief Executive Officer


                                    By:       /s/ Michael R. Cunningham
                                        ----------------------------------------
                                                Michael R. Cunningham
                                                Chief Financial Officer

                                    Date: November 19, 2007
                                          -----------------

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

          31.1          Certification of Principal Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

          31.2          Certification of Principal Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

          32.1          Certification of Principal Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

          32.2          Certification of Principal Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

        10.45.6 Ameneded and Restated Promissory Note and Multiple Advance Term Loan Supplement between the Registrant and CoBank, ACB dated June 5, 2007

        10.45.7 Amended and Restated Promissory Note and Committed Revolving Credit Supplement between the Registrant and CoBank, ACB dated October 10, 2007

        10.47.1 Line of Credit Agreement between the Registrant and the National Rural Utilities Cooperative Finance Corporation dated October 17, 2007