Form 10-K
period 2007-12-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2008-04-14
CIK 878004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2007

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
N/A

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

2007 Form 10-K Annual Report

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

          Chugach is the largest electric utility in Alaska. We are engaged in the generation, transmission and distribution of electricity to approximately 80,300 active metered locations in the Anchorage and upper Kenai Peninsula areas. Through an interconnected regional electrical system, our energy is distributed throughout Alaska’s Railbelt, a 400-mile-long area stretching from the coastline of the southern Kenai Peninsula to the interior of the state, including Alaska’s largest cities, Anchorage and Fairbanks. Neither Chugach nor any other electric utility in Alaska has any connection to the electric grid of the mainland United States or Canada.

          Chugach is a rural electric cooperative that is exempt from federal income taxation as an organization described in Section 501(c)(12) of the Internal Revenue Code (Code). Alaska electric cooperatives must pay to the State of Alaska, a gross receipts tax in lieu of state and local ad valorem, income and excise taxes, a tax at the rate of $0.0005 per kWh of electricity sold in the retail market during the preceding year. This tax is accrued monthly and remitted annually. In addition, we currently collect a regulatory cost charge (RCC) of $0.000274 per kWh of retail electricity sold. This charge is assessed to fund the operations of the Regulatory Commission of

Alaska (RCA). This tax is collected monthly and remitted to the State of Alaska quarterly. We also collect sales tax on retail electricity sold to Kenai and Whittier consumers. This tax is also collected monthly and remitted to the Kenai Peninsula Borough quarterly. These taxes are a direct pass-through to consumers bills and thus do not impact our margins.

          Our workforce consists of approximately 348 full-time employees. Approximately 70% of our employees are members of the International Brotherhood of Electrical Workers (IBEW). Chugach has three Collective Bargaining Unit Agreements (CBA) with the IBEW, which expire on June 30, 2010. We also have an agreement with the Hotel Employees & Restaurant Employees (HERE) which also expires on June 30, 2010. We believe our relationship with our employees is good.

          Through direct service to retail customers and indirectly through wholesale and economy energy sales, we provide some or all of the electricity used by approximately two-thirds of Alaska’s electric customers. We supply much of the power requirements of three wholesale customers, Matanuska Electric Association (MEA), Homer Electric Association (HEA) and the City of Seward (Seward). We sell available generation in excess of our own needs to produce electric energy for sale to Golden Valley Electric Association, Inc. (GVEA). In addition, on a periodic basis, we provide electricity to Anchorage Municipal Light & Power (AML&P or ML&P).

          Our members are the consumers of the electricity sold by us. As of December 31, 2007, we had 65,360 retail members receiving service at approximately 80,300 active metered locations and three major wholesale customers. No individual retail customer receives more than 5% of our power.

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

          We have 530 megawatts of installed generating capacity provided by 17 generating units at our five owned power plants: Beluga Power Plant, Bernice Lake Power Plant, International Generation and Transmission Power Plant (IGT), Cooper Lake Hydroelectric Project and Eklutna Hydroelectric Project, in which we own a 30% interest. Approximately 85% (by rated capacity) of our generating capacity is fueled by natural gas, which we purchase under long-term gas contracts. The remainder of our generating resources are hydroelectric facilities. In 2007, 93% of our power was generated from gas, and 86% of that gas-fired generation took place at Beluga. The Bradley Lake Hydroelectric Project provides up to 27.4 megawatts for our retail customers and up to 38.6 megawatts for our wholesale customers. For more information concerning Bradley Lake, see “Item 2 – Properties – Other Property – Bradley Lake.” We also purchase approximately 40 megawatts from the Nikiski power plant on the Kenai Peninsula. We operate 1,673 miles of distribution line and 533 miles of transmission line, which includes 128 miles of leased transmission lines and

Chugach’s share of the Eklutna transmission line. For the year ended December 31, 2007, we sold 2.6 billion kilowatt hours (kWh) of electrical power.

          Customer Revenue From Sales

          The following table shows the energy sales to and electric revenues from our retail, wholesale, and economy energy customers for the year ended December 31, 2007:

			Percent of Sales Revenue
	MWh	2007 Revenues

Direct retail sales:
Residential	557,081	$76,959,975	30%
Commercial	648,956	73,931,888	29%

Total	1,206,037	150,891,863	59%

Wholesale sales:
MEA	724,465	56,566,527	22%
HEA	522,901	36,812,475	15%
Seward	63,941	4,454,186	2%

Total	1,311,307	97,833,188	39%

Economy energy sales[1]	93,753	5,745,732	2%

Total from sales	2,611,097	254,470,783	100%

Miscellaneous energy revenue		2,973,136

Total energy revenues		$257,443,919

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

          Customers

          As of December 31, 2007, we had 65,360 members being served by approximately 80,300 meters (some members are served by more than one meter). Our customers are primarily urban and suburban. The urban nature of our customer base means that we have a relatively high customer density per line mile. Higher customer density means that fixed costs can be spread over a greater number of customers. As a result of lower average costs attributable to each customer, we benefit from a greater stability in revenue, as compared to a less dense distribution system in which each individual customer would have a more significant impact on operating results. For the past five years no retail customer accounted for more than 5% of our revenues.

          Wholesale Customers

          We are the principal supplier of power to MEA, Seward and HEA under separate wholesale power contracts. For 2007, our wholesale power contracts, including the fuel component, produced $97.8 million in revenues, representing 39% of our total revenues and 50% of our total sales to customers.

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

          Our contract for the benefit of HEA obligates HEA (through AEEC) to take or pay for 73 megawatts of capacity, and not less than 350,000 MWh per year. The HEA contract, as interpreted by the Alaska Public Utilities Commission (APUC), the predecessor to the RCA, limits the costs that may be included in our rates charged to HEA. The HEA contract expires on January 1, 2014. HEA’s remaining resource requirements are provided by AEEC’s Nikiski cogeneration facility and AEEC’s contract rights to receive power from the Bradley Lake hydroelectric project for the benefit of HEA. In February 1999, we entered into a dispatch agreement with AEG&T to operate the Nikiski unit as a Chugach system resource. The agreement provides that, in addition to the energy that we already sell to AEEC and HEA, we will sell energy to AEG&T equal to HEA’s residual energy requirements less its allocated share of the Bradley Lake project, up to a maximum of 320,000 MWh per year. A portion of the Nikiski unit output may be dispatched for HEA needs in excess of the sum of our contract demand plus HEA’s share of energy from the Bradley Lake project. The dispatch agreement will terminate on January 1, 2014, when our power supply contract for the benefit of HEA terminates. In a letter dated January 9, 2007, HEA notified Chugach that HEA would not seek to renew, extend or modify the current Agreement for Sale of Electric Power and Energy (the Agreement) when the Agreement expires on December 31, 2013. On January 15, 2008, Chugach and HEA signed an agreement entitled Settlement of Dispute over Nikiski Cogeneration Plant System Use and Dispatch Agreement and Premium Demand Charges under HEA’s Power Sales Agreement. This resolved a dispute over the interpretation of the Nikiski Cogeneration Plant System Use and Dispatch agreement. As part of the Settlement Agreement, Chugach agreed to dispatch HEA’s share of Bradley Lake output for $30,000 per year to minimize, to the extent possible, any premium demand charges to be paid to Chugach by HEA. On February 18, 2008, Chugach offered AEEC the opportunity to participate in the development of a gas-fired generation plant in order to partially satisfy its power requirements. For further discussion see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook.”

          Seward

          We currently provide nearly all the power needs of the City of Seward. Sales to Seward represent approximately 2.0% of Chugach’s total sales of energy (including both retail and wholesale). In February 1998, we entered into a power sales agreement (Old Contract) with Seward that allowed us to interrupt service to Seward up to 12 times per year, not to exceed seventy-two cumulative hours annually and also reduce the demand charge by 1/3 (approximately $350,000 annually). This agreement was scheduled to expire January 31, 2006. The RCA granted a four-month extension to May 31, 2006, of the old contract to allow the parties to complete negotiations on a new contract.

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

          The remaining parties entered into a stipulation, accepted by the RCA, to allow additional RCA review of the agreement before an automatic extension of the agreement, which is permitted after the first five years of the term of the agreement. On the basis of the stipulation, the RCA cancelled the hearing and the 2006 Agreement with Seward was approved as amended.

          Economy Customers

          Since 1989, we have sold economy (non-firm) energy to GVEA under an agreement that expires in 2009. Under the agreement, we use available generation in excess of our own needs to produce electric energy for sale to GVEA, which uses that energy to serve its own loads in place of more expensive energy that it would otherwise generate itself or purchase from other sources. We purchase gas from Marathon Oil Company (Marathon) to produce energy for sale to GVEA, and we charge GVEA a rate sufficient to recover the gas cost, the costs of incremental operations and maintenance expense resulting from increased use of our generators for GVEA, and an agreed-upon margin for each kWh sold.

          In 2000, the RCA approved an amendment to our agreement with GVEA and a settlement of an inter-utility dispute. As a result, the market for economy energy sold to GVEA has now been divided into two parts. The larger part continues to be governed by a contractual priority right under our agreement with GVEA. Under this contractual priority right provision, if GVEA requires non-firm energy in sufficient quantities, we have an opportunity to sell and GVEA has a corresponding obligation to purchase two-thirds of the first 450,000 MWh and an additional 80% of the excess over 450,000 MWh of the non-firm energy that GVEA purchases each year if we are capable of producing that energy. Under the above contractual priority right provision, non-firm sales to GVEA have been 93,753 MWh, 261,177 MWh, and 294,054 MWh for 2007, 2006, and 2005, respectively. For sales not covered by the contractual priority right, no seller enjoys a contractual priority in making such sales and GVEA makes purchases from the seller offering the lowest competitive price.

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

          We expect to continue to recover changes in our fuel and purchased power expenses through routine fuel surcharge filings with the RCA. See “Item 7 - Management’s Discussion and Analysis - Results of Operations– Overview.”

          The Amended and Restated Indenture, which became effective January 22, 2003, governs all of our outstanding bonds and requires us to set rates expected to yield margins for interest equal to at least 1.10 times total interest expense. The CoBank Master Loan Agreement also requires Chugach to establish and collect rates reasonably expected to yield margins for interest equal to at least 1.10 times total interest expense. On February 6, 2003, we received Order U-01-108(26) from the RCA, based on our 2000 test year general rate case, which revised our overall rate-making TIER from 1.35 to 1.30. For the year ended December 31, 2007, our achieved TIER and Margins for Interest/Interest (MFI/I) was 1.12.

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

          The Kenai Peninsula is south of Anchorage with an economy substantially independent of the Anchorage area. The most significant basic industry on the Kenai Peninsula is the production and processing of oil and gas from the Cook Inlet region. Agrium is a producer and marketer of agricultural fertilizers and industrial products. Located on the Kenai Peninsula, Agrium is the largest exporter of value-added product from Alaska. In October 2007, Agrium began shutting down operations due to the lack of an economically-priced gas supply. Agrium had considered this a warm shut-down as they reviewed their options, including the possibility of building a coal-gasification facility, however, Agrium announced on March 13, 2008, that they determined the coal gasification project uneconomical at this time. Consequently, Agrium is proceeding with the complete closure of the facility. The impact of a long-term shutdown of this facility impacts the local economy through loss of tax revenue and the impact of the loss of more than a hundred oilfield jobs. Other important basic industries include tourism and seafood harvesting and processing. Principal communities on the Kenai Peninsula are Homer, Seward, Kenai and Soldotna.

          Fairbanks is the center of economic activity for the central part of the state (known as the Interior). Fairbanks (250 air miles north of Anchorage and about 400 air miles south of Alaska’s northern border) is Alaska’s second largest city. Economic activities in the Fairbanks region include federal and state government and military operations, the University of Alaska, tourism and support of natural resource development in the Interior and northern parts of the state. Several gold mines operate near Fairbanks. The Trans-Alaska Pipeline System (which transports crude oil) passes near Fairbanks on its route from the North Slope oilfield to Valdez. Alyeska Pipeline Company, which operates the Trans-Alaska oil pipeline from Prudhoe Bay to Valdez, has its main operations base in Fairbanks.

          Load Forecasts

          The following table sets forth our projected load forecasts for the next five years:

Load (MWh)	2008	2009	2010	2011	2012

Retail	1,224,448	1,229,234	1,234,485	1,239,714	1,244,922
Wholesale	1,293,651	1,294,431	1,289,649	1,306,836	1,324,660
Economy	233,777	115,000	115,000	115,000	115,000
Losses	143,574	140,341	140,626	141,580	142,552

Total	2,895,450	2,779,006	2,779,760	2,803,130	2,827,134

          Retail and wholesale sales are expected to increase over the next five years primarily due to economic growth resulting from continued federal and state spending, and the expansion of the Matanuska-Susitna (MatSu) Borough economy as it grows to meet an increasing suburban population which commutes to work in Anchorage. Our firm energy requirements are expected to grow at an average annual compounded rate of 0.4% from 2008 to 2012, retail sales at a rate of 0.5% and wholesale sales at a rate of 0.3%. The appearance of slower growth in wholesale sales is due to the expected decline in industrial sales by wholesale customer HEA. Without the impact of HEA’s declining industrial sales, wholesale energy sales are forecasted to increase at an average rate of 1.7%, primarily the result of growth in the MatSu Borough. Economy energy sales beyond 2008 are forecasted using a historical planning average. Long-term economy sales are difficult to project due to the uncertainty in the price of petroleum-distillate naphtha, GVEA’s primary fuel type. Furthermore, Chugach’s economy sales agreement with GVEA expires in 2009. These projections are based on assumptions that management believes to be reasonable as of the date the projections were made. The occurrence of a significant change in any of the assumptions could effect a change in the projected sales forecast.

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

          Fuel and Purchased Power Surcharge Mechanism

          The fuel and purchased power surcharge mechanism allows Chugach to recover its current fuel and purchased power costs and to recover under-recoveries and refund over-recoveries from prior periods with minimal regulatory lag. Chugach’s fuel surcharge rates are adjusted through quarterly filings with the RCA, which sets the rates on projected costs, sales and system operations for the quarter. Any under or over recovery of costs is incorporated into the following quarterly surcharge. At December 31, 2007, Chugach had over-recovered $1.6 million and at December 31, 2006, Chugach had over-recovered $300.6 thousand. To the extent the regulated fuel recovery process does not provide for the timely recovery of fuel costs, Chugach could experience a material negative impact on its cash flows.

          Equipment Failures and Other External Factors

          The generation and transmission of electricity require the use of expensive and complex equipment. While we have a maintenance program in place, generating plants are subject to unplanned outages because of equipment failure. We are vulnerable to this due to the advanced age of several of our gas-fired generating units. In the event of unplanned outages, we must acquire power from others at unpredictable costs in order to supply our customers and comply with our contractual agreements. The fuel and purchased power surcharge mechanism allows Chugach to reflect current purchased power cost and to recover under-recoveries and refund over-recoveries with a three-month lag. If Chugach were to materially under-recover purchased power costs due to an unplanned outage, we would normally seek an increase in the surcharge to recover those costs at the time of the next fuel surcharge filing. As a result, cash flow may be impacted due to the lag in payments of purchased power costs and collection of purchased power costs from customers. To the extent the regulated purchased power recovery process does not provide for the timely recovery of purchased power costs, Chugach could experience a material negative impact on its cash flows. This factor, as well as weather, interest rates, economic conditions, fuel supply and prices, are largely beyond our control, but may have a material adverse effect on our consolidated earnings, cash flows and financial position.

          Fuel Supply

          For 2007, 93% of our power was generated from gas. Our primary sources of natural gas are the Beluga River Field Producers and Marathon. We have approximately 83 billion cubic feet (BCF) of gas remaining from Marathon and the Beluga River Field producers. We currently use approximately 27 BCF of natural gas per year for firm service. We estimate that our contract gas with the Beluga River Producers will last approximately 3 years. We estimate that our contract gas with Marathon will expire by mid-2010. Chugach is involved in active negotiations to secure additional natural gas supplies after the existing contracts run out. The Cook Inlet continues to be a supply basin with adequate reserves for both domestic and foreign utilities. Chugach anticipates presenting contracts before the RCA by the first quarter of 2009. It is unlikely that Chugach will be unable to negotiate new fuel supply contracts after the existing contracts expire because there are adequate reserves in the Cook Inlet. A study by the Department of Energy (DOE) released in 2004 predicts that for a minimal investment an additional 1.4 trillion cubic feet (TCF) of gas can be extracted from existing fields. In a 2005 study released by the United States Geological Survey (USGS) it was estimated that total recoverable reserves remaining are 8.5 TCF, an amount equal to what has been extracted from the Cook Inlet over the last thirty years. Additionally, according to an economic analysis completed by the USGS, at prices above $6, significant volumes of gas can be commercially developed from the North Slope. Even though adequate reserves are available for the future, Chugach may experience a change to the existing pricing mechanism from the current contracts. The fuel and purchased power surcharge mechanism allows Chugach to recover its current fuel and purchased power costs with minimal regulatory lag. To the extent the regulated fuel recovery process does not provide for the timely recovery of fuel costs, Chugach could experience a material negative impact on its cash flows.

          Capital market

          Recent pressures on bond insurers and a lack of liquidity have created volatility in the auction rate securities markets. Chugach currently has $29.6 million of Series B, 2002 bonds outstanding. Chugach mitigated this risk on March 20, 2008 by redeeming the entire outstanding principal amount of the 2002 Series B Bonds using funds available under our existing lines of credit. Chugach management is evaluating future financing plans and intends to refinance this on a long-term basis, however, given the current state of the capital markets, the terms of the future financing may be at higher interest rates. For further discussion see “Item 7A – Quantitative and Qualitative Disclosures About Market Risk -2002 Series B Bonds.”

          Chugach has $150 million of 2001 Series A Bonds that is due March 15, 2011. Chugach also has $120 million of 2002 Series A Bonds due February 1, 2012. While Chugach may be subject to interest rate risk at the time of refinancing, management continues to examine several financing alternatives to mitigate this risk.

          Wholesale contracts

          Chugach is the principal supplier of power under long-term wholesale power contracts with MEA and HEA. These contracts, including the fuel component, represented $93.4 million or 36.7% of sales revenue in 2007 and $90.1 million or 34.1% in 2006. The HEA contract expires January 1, 2014, and the MEA contract expires December 31, 2014. All rates are established by the RCA.

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

          Chugach’s planning process reflects the termination of the MEA and HEA wholesale contracts. Nonetheless, the loss of those wholesale customers may require Chugach to file a general rate case to recover total costs and or restructure rates. To the extent that the general rate case could take up to fifteen months to be completed, Chugach may request an interim and refundable rate increase in which the RCA is required to take action within 45 days. Under Alaska law, financial covenants of an Alaskan electric cooperative contained in a debt instrument will be valid and enforceable, and rates set by the RCA must be adequate to meet those covenants. In the opinion of management, the loss of those wholesale customers is not likely to have a material adverse effect on Chugach’s results of operations, financial condition or liquidity.

          Chugach is in the process of developing a gas-fired generation plant in the South Anchorage area and has offered AEEC and ML&P the opportunity to participate in the project in order to partially satisfy their power requirements. On February 18, 2008, the Board approved authorizing the Interim CEO to execute a Memorandum of Understanding with AEEC and AML&P regarding joint development of the South Anchorage Power Project.

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

          Our principal generation units are Beluga 3, 5, 6, 7 and 8. These units have a combined capacity of 345.8 MW and meet most of our load. All other units are used principally as reserve. While the Beluga turbine-generators have been in service for many years, they have been maintained in good working order with annual inspections and periodic upgrades. Beluga Unit 3 had a combustion inspection performed in 2004 and a hot gas path inspection in 2005. Due to the age of Unit 3 several of the high risk parts of the turbine rotor were replaced during a major inspection in 2007. Beluga Unit 5 had a combustion inspection in 2004 and a major inspection in 2005. In 2006 Beluga Unit 5 maintenance requirements increased from one to two combustion inspections per year due to high rates of wear observed on aging combustion parts. This maintenance plan continued with two inspections performed in 2007. Beluga Unit 6 was re-powered in 2000 and had an annual inspection in 2007 during which the last row of turbine blades was exchanged. Beluga Unit 7 was re-powered in 2001 and had its first major inspection in 2004. Beluga Unit 8, a steam turbine, received a 25,000-hour inspection in 2005.

          The following matrix depicts nomenclature, run hours for 2007 and percentages of contribution and other historical information for all Chugach generation units.

Facility		Commercial Operation Date	Nomenclature	Rating (MW)(1)	Run Hours (2007)		Percent of Total Run Hours		Percent of Time Available

Beluga Power Plant (3)
	1	1968	GE Frame 5	19.6	1,450.4		2.8		65.6
	2	1968	GE Frame 5	19.6	2,056.1		4.0		98.4
	3	1972	GE Frame 7	64.8	5,273.3		10.2		75.4
	5	1975	GE Frame 7	68.7	5,743.9		11.1		81.5
	6	1975	AP 11DM-EV	79.2	8,065.0		15.5		92.2
	7	1978	AP 11DM-EV	80.1	8,447.7		16.4		96.5
	8	1981	BBC DK021150(2)	53.0	7,943.3		15.4		90.7

				385.0
Bernice Lake Power Plant
	2	1971	GE Frame 5	19.0	59.6		0.1		98.5
	3	1978	GE Frame 5	26.0	1,301.7		2.5		98.3
	4	1981	GE Frame 5	22.5	1,530.9		3.0		88.8

				67.5
Cooper Lake Hydroelectric Plant
	1	1960	BBC MV 230/10	9.6	4,753.0		9.2		89.1
	2	1960	BBC MV 230/10	9.6	3,838.2		7.4		89.9

				19.2
IGT Power Plant
	1	1964	GE Frame 5	14.1	236.9		0.4		87.9
	2	1965	GE Frame 5	14.1	532.7		1.0		96.2
	3	1969	Westinghouse 191G	18.5	308.4		1.0		99.2

				46.7
Eklutna Hydroelectric Plant (4)
	1	1955	Newport News	5.8	N/A	(5)	N/A	(5)	84.0
	2	1955	Oerlikon custom	5.9	N/A	(5)	N/A	(5)	98.2

				11.7

System Total				530.1	51,541.1		100.00

(1)	Capacity rating in MW at 30 degrees Fahrenheit.

(2)	Steam-turbine powered generator with heat provided by exhaust from natural-gas fueled Units 6 and 7 (combined-cycle).

(3)	Beluga Unit 4 and Bernice Lake Unit 1 were retired during 1994.

(4)	The Eklutna Hydroelectric Project is jointly owned by Chugach, MEA and AML&P. The capacity shown is our 30% share of the plant’s output.

(5)	Because Eklutna Hydroelectric Project is managed by a committee of the three owners, we do not record run hours or in-commission rates.

Note: GE = General Electric, BBC = Brown Boveri Corporation, AP = Alstom Power

          Transmission and Distribution Assets

          As of December 31, 2007, our transmission and distribution assets included 42 substations and 533 miles of transmission lines, which included 128 miles of leased transmission lines and Chugach’s share of the Eklutna transmission line, 918 miles of overhead distribution lines and 755 miles of underground distribution line. We own the land on which 20 of our substations are located and a portion of the right-of-way connecting our Beluga plant to Anchorage. As part of our 1997 acquisition of 30% of the Eklutna facility, we also acquired a partial interest in two substations and additional transmission facilities.

          Many substations and a substantial number of our transmission and distribution rights-of-way are subject to federal or state permits, leases and licenses. Under a federal license and a permit from the United States Forest Service, we operate the Quartz Creek transmission substation and the Hope substation. We also operate transmission lines over federal, state and Kenai Peninsula Borough lands between Cooper Lake on the Kenai Peninsula and Anchorage. Under a State of Alaska permit from the Department of Natural Resources, we operate the Summit Lake and Daves Creek substations. Long-term permits from the Alaska Division of Lands and the Alaska Railroad Corporation govern much of the rest of our transmission system outside the Anchorage area. Within the Anchorage area, we operate our University substation and several major transmission lines pursuant to long-term rights-of-way grants from the U.S. Department of the Interior, Bureau of Land Management, and transmission and distribution lines have been constructed across privately owned lands via easements and across public rights-of-way and waterways pursuant to authority granted by the appropriate governmental entity.

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

           The length of our Bradley Lake power sales agreement is fifty years from the date of commercial operation of the facility (September 1991) or when the revenue bond principal is repaid, whichever is the longer. The agreement may be renewed for successive forty-year periods or for the useful life of the project, whichever is shorter. We believe that our maximum annual liability for our take-or-pay obligations is approximately $5.0 million. We believe that so long as this project produces power taken by us for our use that this expense will be recoverable through the fuel and purchased power surcharge mechanism. The share of Bradley Lake indebtedness for which we are responsible is approximately $37 million. Upon the default of a participant, and subject to certain other conditions, AEA is entitled to increase each participant’s share of costs and output pro rata, to the extent necessary to compensate for the failure of the defaulting participant to pay its share, provided that no participant’s percentage share is increased by more than 25%.

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

          Fuel Supply

          For 2007, 93% of our power was generated from gas, and 86% of that gas-fired generation took place at Beluga.

          Our primary sources of natural gas are the Beluga River Field producers (ConocoPhillips Alaska, Inc., AML&P, Chevron) and Marathon. ConocoPhillips, AML&P and Chevron each own one-third of the gas produced from the Beluga River Field and in 2007 each provided approximately 16% of the gas burned at the Beluga power plant. We have approximately 83 billion cubic feet (BCF) of gas remaining from Marathon and the Beluga River Field producers. We currently use approximately 27 BCF of natural gas per year for firm service. We estimate that our contract with the Beluga River Producers will last approximately 3 years. We estimate that our contract gas with Marathon will expire by mid-2010. Under almost all circumstances the deliverability supplied under our contracts is sufficient to meet all of our generating requirements.

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

          During Period 2, which began in June 1996 and continues until the earlier of the delivery of 180 BCF of natural gas or December 31, 2013, we are entitled to take delivery of up to 180 BCF of natural gas (60 BCF per Beluga River Field producer). During this period, we are required to take 60% of our total fuel requirements at Beluga from the three Beluga River Field producers, exclusive of gas purchased at Beluga under the Marathon contract for use in making sales to GVEA. The price for gas during this period under the ConocoPhillips and AML&P contracts is approximately 88% of the price of gas under the Marathon contract (described below) ($4.5897 per thousand cubic feet (MCF) on January 1, 2008), plus taxes. The price during this period under the Chevron contract is approximately 110% of the price of gas under the Marathon contract (described below) ($5.0487 per MCF on January 1, 2008), plus taxes.

          Marathon

          We entered into a requirements contract with Marathon in September 1988 for an initial commitment of 215 BCF. The contract expires on the earlier of December 31, 2015, or the date on which Marathon has delivered to us a volume of gas in total, which equals or exceeds 215 BCF, which we currently expect to occur by mid-2010. The base price for gas under the Marathon contract is $1.35 per MCF, adjusted quarterly to reflect the percentage change between the preceding twelve-month period and a base period in the average closing prices of New York Mercantile Exchange (NYMEX) Light, Sweet Crude Oil Futures, the Producer Price Index for natural gas, and the Consumer Price Index for heating fuel oil. The price on January 1, 2008, exclusive of taxes, was $4.5897 per MCF.

          Under the terms of the Marathon contract, Marathon generally provides all of the gas required for sales to GVEA, all of our requirements at Bernice Lake, International and Nikiski and 40% of the requirements at Beluga, not related to sales to GVEA. Marathon also has a right of first refusal to provide additional gas under any sales agreements that we may enter into with electric utilities we do not currently serve. The terms of the Marathon contract also gave Marathon a right to provide additional volumes in the period following depletion of the initial commitment of 215 BCF. On June 13, 2001, we were notified that Marathon would not commit to supply any additional volumes under the existing contract.

          Chugach is involved in active negotiations to secure additional natural gas supplies after the existing contracts run out beginning in mid 2010. The Cook Inlet continues to be a supply basin with adequate reserves for both domestic and foreign utilities. Chugach anticipates presenting contracts before the RCA by the first quarter of 2009.

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

          The Clean Air Act and Environmental Protection Agency (EPA) regulations under the act (the “Clean Air Act”) establish ambient air quality standards and limit the emission of many air pollutants. Some Clean Air Act programs that regulate electric utilities, notably the Title IV “acid rain” requirements, do not apply to facilities located in Alaska. The EPA’s anticipated regulations to limit mercury emissions from fossil-fired steam-electric generating facilities are not expected to materially impact Chugach because our thermal power plants burn exclusively natural gas.

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

          In March 2007 Chugach conducted emissions testing at the Bernice Lake Power Plant which indicated that two of the gas turbines at the facility were exceeding the New Source Performance Standards (NSPS) emission limit for nitrogen oxides (NOx). Chugach voluntarily limited the power output of these turbines to ensure interim compliance with the NSPS regulations and is currently in the final stages of commissioning a water injection system to control NOx emissions from the turbines. With the water injection system, Chugach will again be able to fully utilize the power output from these turbines while complying with the NSPS regulations.

          Chugach is also currently working with the Alaska Department of Environmental Conservation (ADEC) to resolve the issue of past non-compliance with the Bernice Lake turbines. On March 26, 2008, the ADEC issued a formal Notice of Violation (NOV) to Chugach regarding the NSPS issues. Specifically, the NOV alleges that Chugach violated its operating permit and air quality regulations by operating two generating units at the Bernice Lake Power Plant in excess of the NOx emission limit; failing to perform a source test to demonstrate compliance with regulations; and failing to conduct reasonable inquiry regarding source test compliance for the 2006 annual compliance certification. ADEC requested a meeting with Chugach to discuss settlement of the identified alleged violations. It is not possible at this time to reasonably anticipate the amount of any potential penalty that may result from this NOV.

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

Item 3 - Legal Proceedings

Matanuska Electric Association, Inc. (MEA) v. State of Alaska, Regulatory Commission of Alaska, Superior Court Case No. 3AN-06-8243 Civil

          On May 17, 2006, MEA appealed and on May 30, 2006, Homer Electric Association, Inc., (HEA) cross appealed the RCA’s decision in Commission Docket No. U-04-102. (See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Rate Regulation and Rates – Revision to Current Depreciation Rates (Docket No. U-04-102).”) On appeal, MEA claims the Commission’s decision dated January 10, 2006 to authorize Chugach to implement new depreciation rates as of January 1, 2005 constituted illegal retroactive ratemaking. MEA further contends that the Commission’s reliance on avoidance of regulatory lag as a basis for its decision was improper. MEA also challenged certain of the Commission’s discovery rulings. Chugach has joined the State of Alaska in defending the Commission’s rulings. HEA stipulated with the other parties to dismiss its cross appeal which the Court granted by order dated September 11, 2007. Briefing is complete and oral argument before the Superior Court is scheduled for April 29, 2008. Thereafter, an appeal to the Alaska Supreme Court is possible.

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

Item 4 – Submission of Matters to a Vote of Security Holders

Chugach’s annual membership meeting was held on April 26, 2007, and two new board members were elected. Out of 28,797 votes, P.J. Hill received 9,535 votes and Alex Gimarc received 8,800 votes and were elected to three-year terms.

The members approved the following amendments to the Bylaws:

o	The deadlines for appointing members to member committees were standardized.

o	Clarified that the Board of Directors (Board) is able to engage the service of consultants to advise it on various Association matters.

PART II

Item 5 - Market for Registrant’s
Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities

Not Applicable

Item 6 - Selected Financial Data

The following tables present selected historical information relating to financial condition and results of operations for the years ended December 31:

	2007	2006	2005	2004	2003

Balance Sheet Data

Electric plant, net: In service	$438,239,286	$439,268,514	$435,474,237	$442,552,526	$453,706,406

Construction work in Progress	17,712,884	20,683,335	32,505,401	25,278,388	16,560,438

Electric plant, net	455,952,170	459,951,849	467,979,638	467,830,914	470,266,844

Other assets	101,773,948	103,733,881	97,155,862	91,523,673	88,524,659

Total assets	$557,726,118	$563,685,730	$565,135,500	$559,354,587	$558,791,503

Capitalization:
Long-term debt	345,423,500	350,803,530	364,532,099	363,357,786	384,289,179

Equities and margins	149,310,436	150,716,100	145,039,152	138,998,799	134,216,122

Total capitalization	494,733,936	501,519,630	509,571,251	$502,356,585	$518,505,301

Summary Operations Data

Operating revenues	$257,443,919	$267,542,713	$225,697,349	$201,246,615	$184,032,413

Operating expenses	232,367,023	234,969,329	194,823,965	173,340,037	156,153,029

Interest expense, net	23,712,797	24,010,874	22,586,054	21,491,865	22,710,828

Net operating margins	1,364,099	8,562,510	8,287,330	6,414,713	5,168,556

Nonoperating margins	1,521,157	1,476,549	1,227,401	1,187,743	1,084,564

Assignable margins	$2,885,256	$10,039,059	$9,514,731	$7,602,456	$6,253,120

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

          Times Interest Earned Ratio (TIER). Alaska electric cooperatives generally set their rates on the basis of TIER. TIER is determined by dividing the sum of assignable margins plus long-term interest expense (excluding capitalized interest) by long-term interest expense (excluding capitalized interest). Chugach’s authorized TIER for rate-making purposes on a system basis is 1.30, which was ordered by the RCA on January 31, 2003, in Order U-01-108(26). In addition Chugach’s achieved TIER reflects non-operating margins that are not generated by electric rates. We manage our business with a view toward achieving a TIER of 1.25 or greater. For further discussion on factors that contribute to TIER results, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations - Years ended December 31, 2007, compared to the years ended December 31, 2006, and December 31, 2005 – Expenses.” We achieved TIERs for the past five years as follows:

Year	TIER

2007	1.12
2006	1.41
2005	1.42
2004	1.35
2003	1.27

          Rate Regulation and Rates. Our rates are made up of two components: “base rates” and “fuel surcharge rates.” “Base rates” are composed of fixed and variable charges in connection with all components of providing electricity. “Fuel surcharge” rates take into account the rise and fall of fuel and purchased power costs and ensure collection of fuel and purchased power costs above the base component included in the base energy rate. The RCA approves the amounts paid by our wholesale and retail customers under base rates and approves the quarterly fuel surcharge filing authorizing rate changes in the fuel surcharge calculations. In addition, a RCC is assessed on each retail customer invoice to fund Chugach’s share of the RCA’s budget. The RCC tax is revised annually by the RCA.

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

          There were no base rate changes for our retail customers or for our wholesale customers, MEA and HEA, in 2007, 2006 and 2005. Base rates for Seward were modified in accordance with a new power sales agreement on an interim and refundable basis effective June 1, 2006. The RCA approved the rates and issued a final order December 20, 2006. (See “Part I – Item 1 – Business – Wholesale Customers – Seward.”)

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

          Wholesale customers MEA and HEA were active in the proceeding. Subsequently, MEA and HEA filed an appeal of the RCA’s decision in Superior Court. (See “Part I – Item 3 - Legal Proceedings – Matanuska Electric Association, Inc. v. State of Alaska, Regulatory Commission of Alaska, Superior Court Case No. 3AN-06-8243 Civil.”)

          HEA later dismissed its appeal leaving MEA’s claim focusing mainly on the question of whether implementation of the new depreciation rates as of January 1, 2005 constituted illegal retroactive ratemaking. Briefing is complete and oral argument before the Superior Court is anticipated in the spring of 2008. Thereafter an appeal to the Alaska Supreme Court is possible.

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

          The RCA permitted intervention from Chugach’s wholesale customers and the Regulatory Affairs and Public Advocacy (RAPA) section within the Attorney General’s office of the State of Alaska. It also permitted intervention of a single Chugach retail member. A scheduling order was issued on January 23, 2007, establishing a hearing schedule to adjudicate the case. Discovery from the intervenors in the case on Chugach’s filing and pre-filed initial testimony has been completed. Intervenor testimony has been submitted. Chugach’s reply testimony was submitted May 29, 2007.

          A settlement agreement between several of the intervenors and Chugach, reached in July 2007, has been accepted by the RCA. The settlement agreement results in an estimated 3% overall decrease for Chugach retail members and an estimated 3.5% overall increase for HEA and Seward.

          The hearing scheduled to occur in August 2007 with the remaining intervenors was canceled. The remaining active intervener, MEA, and Chugach entered into a stipulation to resolve outstanding procedural issues on October 16, 2007. This stipulation agrees to a procedure whereby the RCA will decide the matter based on the written record with provisions for RCA written questions and optional oral questioning by the RCA of selected witnesses. Chugach and MEA filed closing briefs on December 5, 2007. The RCA did not engage in oral questioning of witnesses.

          Chugach submitted to the RCA permanent rates to implement the settlement agreement as well as interim and refundable rates for MEA, the party that did not settle, for implementation in the fourth quarter of 2007. The RCA declined to implement any tariff changes at that time and as a result, the implementation date of the rate changes for all parties has been delayed, pending a ruling on the rate changes associated with MEA.

          Rates resulting from the settlement agreement approved by the RCA for Chugach retail members, HEA and SES will result in an annual revenue reduction of $2.7 million.

          On April 1, 2008, the RCA issued Order No. 21 in Docket U-06-134. In this order, the RCA approved the rates from the Settlement Agreement among Chugach, HEA and SES that it had previously accepted. MEA did not join the Settlement Agreement and this Order addressed the issues that it had raised. Order No. 21 reached findings similar to the Settlement Agreement and the rates for MEA are slightly higher than rates agreed to in the Settlement Agreement. The cumulative effect of Order 15, Settlement Agreement revenues, and Order 21 is overall revenues decreasing by 0.8%, with retail revenue decreasing by 4.8% and wholesale revenue increasing by 11.0%. Order No. 21 is effective June 1, 2008. Chugach expects to be filing a request for reconsideration and a proposed correction to an RCA calculation. It is unknown whether MEA will be making additional filings.

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

          Years ended December 31, 2007, compared to the years ended December 31, 2006, and December 31,           2005

          Margins

          Our margins for the years ended December 31 were as follows:

	2007	2006	2005

Net Operating Margins	$1,364,099	$8,562,510	$8,287,330
Non-Operating Margins	$1,521,157	$1,476,549	$1,227,401

Assignable Margins	$2,885,256	$10,039,059	$9,514,731

          The decrease in assignable margins in 2007 from 2006 of $7.2 million, or 71.3%, was due to a decrease in retail kWh sales and an increase in power production, transmission, distribution and administrative, general and other expense. The increase in assignable margins in 2006 from 2005 of $524.3 thousand, or 5.5%, was due primarily to increased retail and wholesale kWh sales offset in part by administrative, general and other and interest expense.

          Non-operating margins include interest income, allowance for funds used in construction, capital credits and patronage capital allocations. Non-operating margins did not materially change in 2007 from 2006. Non-operating margins increased $249.1 thousand, or 20.3% in 2006 from 2005 due primarily to an increase in interest income caused by a higher than average cash balance during the year and higher interest rates.

          Revenues

          Operating revenues include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues. In 2007, operating revenues were $10.1 million, or 3.8%, lower than in 2006 primarily due to a decrease in economy energy sales and a decrease in retail kWh sales. The decrease was also due to lower fuel costs recovered in revenue through the fuel surcharge mechanism due primarily to a reduction and subsequent refund of Cook Inlet power production taxes. These decreases were partially offset by an increase in wholesale kWh sales and demand.

          Retail revenue decreased in 2007 from 2006 primarily due to lower fuel costs recovered in revenue through the fuel surcharge mechanism due to a reduction and subsequent refund of Cook Inlet power production taxes, as well as lower sales to Chugach’s large commercial customer classes. Several large commercial classes experienced growth, however, one large commercial customer replaced their electric compressors with gas-fired compressors, significantly reducing sales.

          Wholesale revenue was higher in 2007 from 2006 due to increased sales and demand. The increase in sales to MEA and HEA was due to increased economic activity while the increase in sales in 2007 to Seward was caused by a decrease in sales due to an avalanche in 2006 that interrupted service on their single transmission line connecting Seward to the grid. These increases were offset by lower fuel costs recovered in revenue through the fuel surcharge mechanism due primarily to a reduction and subsequent refund of Cook Inlet power production taxes. Economy energy revenue also decreased in 2007 from 2006 due to a decrease in economy energy sales due to our limited ability to generate additional output and contracted fuel limitations.

          In 2006, operating revenues were $41.8 million, or 18.5% higher than in 2005 due to increased retail and wholesale kWh sales as well as higher fuel costs recovered in revenue through the fuel surcharge mechanism. Retail sales did not significantly change from 2005, however, total retail revenues increased due to higher fuel costs recovered in revenue through the fuel surcharge mechanism. With regard to wholesale revenues, actual sales to MEA increased due to increased economic activity while sales to Seward decreased due to an avalanche, which cut the 69 kV line, that required Seward to rely on its own generation in the first quarter of 2006. HEA revenue increased due to increased fuel costs recovered in revenue through the fuel surcharge mechanism. Economy energy kWh sales decreased in 2006 from 2005 primarily due to GVEA purchasing less from Chugach due to periodic unavailability of our units, although economy revenue increased due to increased fuel costs recovered in revenue through the fuel surcharge mechanism.

          Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to MEA, HEA and SES contributed approximately $26 million, $25 million and $24 million to Chugach’s fixed costs for the years ended December 31, 2007, 2006 and 2005, respectively. The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the years ended December 31, 2007, and 2006.

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue

	2007	2006	% Variance	2007	2006	% Variance	2007	2006	% Variance

Retail
Residential	$46.8	$49.8	(6.0%)	$30.1	$29.9	0.7%	$76.9	$79.7	(3.5%)
Small Commercial	$8.5	$8.8	(3.4%)	$6.4	$6.2	3.2%	$14.9	$15.0	(0.7%)
Large Commercial	$29.5	$29.6	(0.3%)	$28.2	$28.8	(2.1%)	$57.7	$58.4	(1.2%)
Lighting	$1.3	$1.3	0.0%	$0.1	$0.1	0.0%	$1.4	$1.4	0.0%
Total Retail	$86.1	$89.5	(3.8%)	$64.8	$65.0	(0.3%)	$150.9	$154.5	(2.3%)

Wholesale
HEA	$10.5	$10.3	1.9%	$26.3	$24.5	7.3%	$36.8	$34.8	5.7%
MEA	$19.0	$19.1	(0.5%)	$37.6	$36.1	4.2%	$56.6	$55.3	2.4%
SES	$1.2	$1.1	9.1%	$3.2	$2.9	9.8%	$4.4	$4.0	9.6%
Total Wholesale	$30.7	$30.5	0.7%	$67.1	$63.6	5.5%	$97.8	$94.1	4.0%

Economy Sales	$1.5	$4.0	(62.8%)	$4.2	$12.0	(65.0%)	$5.7	$16.0	(64.5%)
Miscellaneous	$3.0	$2.9	1.9%	$0.0	$0.0	n/a	$3.0	$2.9	2.5%

Total Revenue	$121.3	$126.9	1.9%	$136.1	$140.6	(3.1%)	$257.4	$267.5	(3.8%)

          The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the years ended December 31, 2006, and 2005.

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue

	2006	2005	% Variance	2006	2005	% Variance	2006	2005	% Variance

Retail
Residential	$49.8	$47.1	5.8%	$29.9	$21.7	37.6%	$79.7	$68.8	15.8%
Small Commercial	$8.8	$8.4	5.2%	$6.2	$4.5	38.2%	$15.0	$12.9	16.7%
Large Commercial	$29.6	$29.3	0.9%	$28.8	$20.8	38.7%	$58.4	$50.1	16.6%
Lighting	$1.3	$1.3	(1.0%)	$0.1	$0.1	0.0%	$1.4	$1.4	(0.9%)
Total Retail	$89.5	$86.1	4.0%	$65.0	$47.1	38.1%	$154.5	$133.2	16.0%

Wholesale
HEA	$10.3	$10.3	(0.5%)	$24.5	$18.4	33.3%	$34.8	$28.7	21.2%
MEA	$19.1	$18.3	4.4%	$36.1	$25.1	44.3%	$55.3	$43.4	27.5%
SES	$1.1	$1.0	6.8%	$2.9	$2.3	26.6%	$4.0	$3.3	20.6%
Total Wholesale	$30.5	$29.7	2.8%	$63.6	$45.7	39.0%	$94.1	$75.4	24.8%

Economy Sales	$4.0	$4.4	(8.0%)	$12.0	$9.7	n/a	$16.0	$14.1	13.6%
Miscellaneous	$2.9	$3.0	(3.5%)	$0.0	$0.0	n/a	$2.9	$3.0	(3.5%)

Total Revenue	$126.9	$123.1	3.1%	$140.6	$102.6	37.1%	$267.5	$225.7	18.5%

          The major components of our operating revenue for the year ending December 31 were as follows:

	2007	2007	2006	2006	2005	2005

	Sales (kWh)	Revenue	Sales (kWh)	Revenue	Sales (kWh)	Revenue

Retail	1,206,037	$150,891,863	1,229,977	$154,549,693	1,216,808	$133,180,178
Wholesale
HEA	522,901	36,812,475	478,129	34,799,775	499,510	28,718,393
MEA	724,465	56,566,527	723,452	55,269,740	688,885	43,363,549
Seward	63,941	4,454,186	58,671	3,991,430	63,353	3,309,570
Economy energy	93,753	5,745,732	263,037	16,014,663	294,129	14,101,797
Other	N/A	2,973,136	N/A	2,917,412	N/A	3,023,862

Total revenue	2,611,097	$257,443,919	2,753,266	$267,542,713	2,762,685	$225,697,349

          We make economy sales to GVEA. These sales commenced in 1989 and have contributed to our growth in operating revenues. We do not take such economy sales into consideration in our long-range resource planning process because these sales are non-firm sales that depend on GVEA’s need for additional energy and our available generation at the time. In 2007, 2006, and 2005, economy sales to GVEA constituted approximately 2.0%, 6.0%, and 6.0%, respectively, of our sales revenues. We charge GVEA a rate sufficient to recover the gas cost, the costs of incremental operations and maintenance expense resulting from increased use of our generators for GVEA, and an agreed-upon margin for each kWh sold. Subsequently, sales to GVEA do not significantly affect margins. Economy energy sales decreased in 2007 from 2006 due to transmission line work and maintenance on several Beluga units which limited our ability to generate additional output available for economy energy sales. Chugach was also constrained by contracted fuel limitations from our economy sales fuel supplier. The decrease in economy kWh sales in 2006 from 2005 was due to GVEA purchasing less from Chugach due to periodic unavailability of our units, although economy revenue increased due to increased fuel costs recovered in revenue through the fuel surcharge mechanism.

          Expenses

          The major components of our operating expenses for the years ended December 31 were as follows:

	2007	2006	2005

Fuel	$106,023,734	$120,280,509	$84,776,131
Power production	16,171,717	15,050,338	15,005,786
Purchased power	33,947,828	25,979,919	23,664,412
Transmission	6,781,166	6,283,845	5,847,648
Distribution	13,716,105	12,134,087	11,780,502
Consumer accounts	4,899,878	4,982,313	5,227,478
Administrative, general and other	21,776,968	21,728,555	20,272,291
Depreciation	29,049,627	28,529,763	28,249,717

Total operating expenses	$232,367,023	$234,969,329	$194,823,965

          Fuel

          Chugach recognizes actual fuel expense. Fuel expense decreased by $14.3 million, or 11.9%, in 2007 from 2006 due primarily to a reduction and subsequent refund of $3.4 million of Cook Inlet power production taxes, which resulted in a lower average fuel price than in 2006. In 2007, Chugach used 27,633,963 MCF of fuel at an average effective price of $4.49 per MCF.

          Fuel expense increased by $35.5 million, or 41.9%, in 2006 from 2005 due to higher fuel prices as well as higher volume purchases. In 2006, Chugach used 27,006,822 MCF of fuel at an average effective price of $4.74 per MCF. In 2005, Chugach used 26,728,140 MCF of fuel at an average effective price of $3.50 per MCF.

          Power Production

          Power production expense increased $1.1 million, or 7.5%, in 2007 from 2006 due primarily to information services allocated compliance costs and the amortization associated with the Beluga River Gas Compression project. Power production expense did not materially change in 2006 from 2005.

          Purchased Power

          Purchased power costs increased $8.0 million, or 30.7%, in 2007 from 2006 due primarily to higher MWh purchased and at a higher average effective price. In 2007, Chugach purchased 523,910 MWh of energy at an average effective price of 6.15 cents per kWh. Higher MWh purchased in 2007 was caused by Dynamite Slough transmission line work and maintenance on several Beluga units which limited our output from Beluga. We also purchased less from Bradley Lake in 2007 due to low water levels and inflows but paid more in Bradley Lake expenses which contributed to the higher average effective price.

          Purchased power costs increased by $2.3 million, or 9.8%, in 2006 from 2005 due to higher fuel costs. In 2006, Chugach purchased 475,909 MWh of energy at an average effective price of 5.19 cents per kWh. In 2005, Chugach purchased 560,376 MWh of energy at an average effective price of 4.03 cents per kWh.

          Transmission

          Transmission expense increased $497.3 thousand, or 7.9%, in 2007 from 2006 due primarily to higher information services allocated compliance costs as well as labor contract increases in 2007 over 2006. Transmission expense increased $436.2 thousand, or 7.5%, in 2006 from 2005 due to an increase in transmission substation maintenance performed in 2006.

          Distribution

          Distribution expense increased $1.6 million, or 13.0%, in 2007 from 2006 due primarily to information services allocated compliance costs, labor contract increases and costs associated with an outage in the first quarter of 2007. Distribution expense increased $353.6 thousand, or 3.0%, in 2006 from 2005 primarily due to an increase in labor associated with substation, overhead line and street light maintenance and a new labor contract.

          Consumer Accounts

          Consumer accounts expense, which represents costs associated with maintaining customer accounts and membership, did not materially change in 2007 from 2006. Consumer accounts expense decreased by $245.2 thousand, or 4.7%, in 2006 from 2005 primarily due to a decrease in professional services associated with television safety advertising.

          Administrative, General and Other Charges

          Administrative, general and other charges did not materially change in 2007 from 2006, however, labor increased $422.1 thousand in 2007 over 2006 primarily due to administrative cost-of-living labor increases as well as an accrual for estimated severance costs. Professional services increased $1.7 million in 2007 over 2006 primarily due to costs associated with Sarbanes-Oxley compliance and other Board related studies. These increases were offset by a decrease in other deductions due to the $1.6 million write off of obsolete inventory and cancelled projects in 2006.

          Administrative, general and other charges increased $1.5 million, or 7.2%, in 2006 from 2005 due primarily to a $1.6 million write-off of obsolete inventory and cancelled projects as well as a $950.9 thousand increase in injuries and damages primarily due to an accrual for an insurance claim. The increases were offset by a $1.0 million decrease in labor as a result of retirements and unfilled positions in 2006 compared to 2005.

          Depreciation

          Depreciation expense did not materially change in 2007 from 2006, nor did it materially change in 2006 from 2005. We use remaining life rates set forth in the most recent depreciation study, currently the 2002 depreciation study, which has been in effective since January 1, 2005. An update to depreciation rates was included in a general rate case filed by Chugach with the RCA on September 29, 2006, see Note (2) – “Regulatory Matters - 2005 Test Year General Rate Case (Docket No. U-06-134).”

          Interest

          Interest on long-term obligations did not materially change in 2007 from 2006. Interest on long-term obligations increased by $1.1 million, or 4.6%, in 2006 from 2005 due to higher variable interest rates.

          Interest on short-term borrowing increased $90.6 thousand, or 100%, in 2007 from 2006 due to interest paid on an electric account. Interest on short-term borrowing decreased $46.6 thousand, or 100%, in 2006 from 2005 due to the line of credit not being utilized during 2006.

          Interest charged to construction increased $168.2 thousand, or 37.5%, in 2007 from 2006 due to a higher average balance in Construction Work In Progress (CWIP), primarily due to more capital spending in 2007 over 2006. Interest charged to construction decreased $395.9 thousand, or 46.9%, in 2006 from 2005 due to a lower balance in CWIP, as well as the early completion of the Beluga Unit 6 C inspection.

          Patronage Capital (Equity)

          The following table summarizes our patronage capital and total equity position for the years ended December 31:

	2007	2006	2005

Patronage capital at beginning of year	$141,117,620	$136,185,378	$130,750,269
Retirement of capital credits	(5,289,538)	(5,106,817)	(4,079,622)
Assignable margins	2,885,256	10,039,059	9,514,731

Patronage capital at end of year	138,713,338	141,117,620	136,185,378
Other equity[1]	10,597,098	9,598,480	8,853,774

Total equity at end of year	$149,310,436	$150,716,100	$145,039,152

1 Other equity includes memberships, donated capital and gain on capital credit retirements.

          We credit to our members all amounts received from them for the furnishing of electricity in excess of our operating costs, expenses and provision for reasonable reserves. These excess amounts (i.e., assignable margins) are considered capital furnished by the members, and are credited to their accounts and held by us until such future time as they are retired and returned without interest. Approval of distributions of these amounts to members, also known as capital credits, is at the discretion of our Board. We currently have a practice of retiring patronage capital on a first-in, first-out basis for retail customers. The Board may also return capital credits to former members and estates who have requested early retirements at discounted rates under a discounted capital credits retirement plan authorized by the Board in September 2002. Chugach retired $5,289,538, $5,106,817, and $4,079,622 in capital credits for the years ended December 31, 2007, 2006, and 2005, respectively. Prior to 2000, wholesale capital credits had been retired on a 10-year cycle pursuant to an approved capital credit retirement program, which was contained in the Chugach business plan. However, in 2000 we implemented a plan to return the capital credits of wholesale and retail customers on a 15-year rotation. For the years 1997, 1998 and 1999, wholesale capital credits are to be retired on a 10-year cycle pursuant to a prior settlement agreement. In 2007, $79,079 of 1997 wholesale capital credits were retired to MEA, HEA and SES.

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

          The table below sets forth a five-year summary of anticipated capital credit retirements:

Year Ending	Total

2008	$2,900,000
2009	$4,500,000
2010	$4,500,000
2011	$5,000,000
2012	$3,500,000

          Changes in Financial Condition

          Assets

          Total assets decreased $6.0 million, or 1.1%, from December 31, 2006, to December 31, 2007. The decrease was due in part to a $4.0 million, or 0.9%, decrease in net utility plant due to depreciation expense in excess of extension and replacement of plant, as well as a $3.6 million, or 36.9%, decrease in cash and cash equivalents. The decrease was also due to a $1.5 million, or 4.7% decrease in accounts receivable caused by lower fuel costs and a decrease in sales. These decreases were offset by a $3.0 million, or 11.8%, increase in materials and supplies due to the purchase of inventory items primarily associated with generation and distribution in preparation for scheduled maintenance and capital projects in 2008.

          Liabilities

          Total liabilities decreased by $4.6 million, or 1.1%, in 2007 as compared to 2006. Major contributors to this change include a $9.0 million, or 2.5% decrease in long-term obligations and current installments of long-term obligations due to the principal payments made on CoBank 2, 3, 4 and 5 and the 2002 Series B bonds. Accounts payable also decreased $2.4 million, or 23.0% due to the timing of cash payments on invoices for good and services. Other notable changes to total liabilities in 2007 as compared to 2006 include a $0.4 million, or 10.5% decrease in other current liabilities primarily due to an increase in state and municipal undergrounding activities, which reduced our ordinance liability, offset by an increase in patronage capital payable. These decreases were offset by a $6.2 million, or 38.2% increase in fuel payable due to the timing of fuel payment at December 31, 2007. The decreases were also offset by a $1.3 million, or 431.0% increase in fuel cost over-recovery due to the over collection of fuel and purchased power costs through the fuel and purchased power surcharge mechanism.

          Equities and Margins

          Total margins and equities decreased $1.4 million, or 0.9%, in 2007 as compared to 2006 due to a $2.4 million, 1.7%, net decrease in patronage capital ($2.9 million increase in margins coupled with a $5.3 million retirement of capital credits). This decrease was offset by a $1.0 million, or 11.5%, increase in other margins and equities primarily attributed to the increase of unclaimed capital credits from the 2007 retirement of patronage capital.

          Inflation

          We do not believe that inflation had a significant effect on our operations in 2007.

          Contractual Obligations and Commercial Commitments

          The following are Chugach’s contractual and commercial commitments as of December 31, 2007:

Contractual cash obligations:	(In thousands)

Payments Due By Period

	Total	2008	2009-2010	2011-2012	Thereafter

Long-term debt	$355,530	$10,107	$21,521	$292,145	$31,757
Long-term interest expense[1]	88,310	21,688	41,581	14,705	10,336
Short-term debt[2]	0	0	0	0	0
Bradley Lake[3]	56,171	3,729	7,394	7,366	37,682
Capital Credit Retirements[4]	20,400	2,900	9,000	8,500	0
Fuel and fuel transportation expense[5]	323,303	121,252	202,051	0	0

Total	$843,714	$159,676	$281,547	$322,716	$79,775

[1] Long-term interest expense includes fixed and estimated variable rates. The variable rates are forecasted using actual December 31, 2007 rates for CoBank 3, 4 and 5 and the 2002 Series B bonds. (See “Part II – Item 8 – Financial Statements and Supplemental Data – Note (8) Debt.”)

2 At December 31, 2007, Chugach had $58 million in lines of credit available with various financial institutions, which fund capital requirements. At December 31, 2007, there was no outstanding balance on the lines of credit, therefore, the available borrowing capacity under these lines of credit was $58 million and could be used for future operational and capital funding requirements.

[3] Estimated annual cost

[4] Anticipated capital credit retirements for the next five years. All capital credit retirements require Board approval.

[5] Estimated fuel and fuel transportation expense. We estimate that our fuel contracts will last approximately three years, however, we are currently negotiating new fuel contracts.

          Purchase obligations

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

          Our primary sources of natural gas are the Beluga River Field producers and Marathon Oil Company (See “Item 2-Properties-Fuel Supply-Beluga River Field Producers/Marathon.”) We have contracts with each of these producers with varying expiration dates that generally require us to purchase from them all of our fuel requirements for our Beluga plant. The current phase of these contracts expires in mid-2010 based on current gas volume takes. Our fuel costs vary due to the impact of the energy future indices used to index the price of fuel and are inherently difficult to predict. We pass fuel costs directly to our wholesale and retail customers through the fuel surcharge mechanism (See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Fuel Surcharge.”)

          Liquidity And Capital Resources

          Chugach had maintained a $20,000,000 line of credit with CoBank, ACB (CoBank) prior to 2005. On October 25, 2005, Chugach reduced the line of credit to $7.5 million due to a decrease in short-term borrowing projections. On October 17, 2007, the Board approved a resolution to renew this line of credit. The CoBank line of credit expires October 31, 2008, subject to annual renewal at the discretion of the parties. Management intends to extend the CoBank line of credit in 2008. In March of 2007, Chugach borrowed $3.5 million and repaid the balance in April. In September of 2007, Chugach borrowed $1.0 million and repaid the balance in the same month. Chugach did not utilize this line of credit in 2006. At December 31, 2007 and 2006, there was no outstanding balance on this line of credit. The borrowing rate is calculated using the CoBank BaseRate on the first business day of the week plus 3%. The average borrowing rate for 2007 and 2006 was 6.47% and 6.51%, respectively. In 2008, Chugach utilized this line of credit and currently has $4.5 million outstanding.

          In addition, Chugach had an annual line of credit of $50,000,000 available at December 31, 2007 and 2006, with NRUCFC. Chugach did not utilize this line of credit in 2007 or 2006. At December 31, 2007 and 2006, there was no outstanding balance on this line of credit. The borrowing rate is calculated using the total rate per annum as may be fixed by CFC and will not exceed the Prevailing Prime Rate, plus one percent per annum. At December 31, 2007 and 2006, the borrowing rate would have been 6.40% and 7.15%, respectively. The NRUCFC line of credit expires October 17, 2012. On March 20, 2008, Chugach borrowed $29.7 million on this line of credit to redeem the outstanding principal amount and pay accrued interest on the 2002 Series B Bonds.

          Principal maturities and sinking fund payments of our outstanding indebtedness at December 31, 2007 are set forth below:

Year Ending December 31	Sinking Fund Requirements	Principal Maturities	Total

2008	$5,900,000	$4,206,804	$10,106,804
2009	29,600,000	4,403,653	34,003,653
2010	0	4,118,028	4,118,028
2011	150,000,000	2,851,501	152,851,501
2012	120,000,000	2,693,543	122,693,543
Thereafter	0	31,756,775	31,756,775

	$305,500,000	$50,030,304	$355,530,304

          During 2007 we spent approximately $27.3 million on capital-construction projects, net of reimbursements, which includes interest capitalized during construction. We develop five-year capital improvement plans that are updated every year. Our capital improvement requirements are based on long-range plans and other supporting studies and are executed through the five-year capital improvement program. Set forth below is an estimate of capital expenditures for the years 2008 through 2012 as contained in the Capital Improvement Plan (CIP), which was approved on December 19, 2007:

Year	Estimated Expenditures

2008	$45.3 million
2009	$152.9 million
2010	$139.3 million
2011	$80.1 million
2012	$27.6 million

          We expect that cash flows from operations and external funding sources will be sufficient to cover future operational and capital funding requirements.

          Outlook

          Chugach faces several challenges in 2008 as we move towards procuring new, more efficient power generation facilities. The choices facing Chugach is whether to build and own the new generation, partner with another entity to build and operate the new facility or purchase power from another entity. Chugach continues to explore joint development options with other entities and the development of a unified power provider organization to provide future needs. In any event, this new generation is needed to fulfill current as well as future needs. Our current generating fleet is aging and less fuel- efficient than newer technology. Savings will be realized in decreased maintenance of plant and increased fuel efficiency.

          Procuring a new long-term natural gas supply continues to be at the forefront of Chugach’s efforts in 2008. Negotiations continue with potential suppliers into 2008. A close eye will be kept on the potential for a North Slope natural gas line being constructed to potentially meet the needs of all south central Alaska consumers.

          An order on the 2005 Test Year general rate case was issued April 1, 2008. The decision will mean more equitable electric rates being charged to generation and transmission (G&T) customers and distribution (D) customers. It will also mean a more balanced return being realized by both areas of Chugach.

          In May of 2007 the Board appointed a Blue Ribbon Panel to review basic high-level performance measures and finances, review member and community communications and make recommendations that it deems appropriate. The Blue Ribbon Panel issued their report in November of 2007. Continued evaluation and implementation of the Blue Ribbon Panel recommendations will be a major focus in 2008 as Chugach continues to provide cost efficient electric service to all of its consumers.

          In recognizing the value to Chugach, and to the electric consumers of the Railbelt as a whole, Chugach is willing to explore with other Railbelt utilities the creation of a public corporation, organized for the purpose of providing for the unified generation and transmission needs in the Alaska Railbelt. On February 18, 2008, the Board approved authorizing the Interim CEO to execute a Memorandum of Understanding with other Railbelt utilities regarding organization of a Unified Power Provider.

          Chugach’s existing generation is aging and new generation is more efficient using substantially less fuel. Jointly building a new generation unit offers economies of scale that cannot be gained through individual utility efforts. Chugach is in the process of developing a gas-fired generation plant in the South Anchorage area and has offered AEEC and ML&P the opportunity to participate in the project in order to partially satisfy their power requirements. On February 18, 2008, the Board approved authorizing the Interim CEO to execute a Memorandum of Understanding with AEEC and AML&P regarding joint development of the South Anchorage Power Project.

          Ratings

          Our bond ratings with Moody’s Investors Service, Fitch Investor Service and Standard & Poors Ratings Services remained unchanged in 2007 at A2 Stable, A- Stable and A- Stable, respectively.

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

          Critical Accounting Policies

          Our accounting and reporting policies comply with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that affect results of operations and reported amounts of assets and liabilities in the financial statements. Significant accounting policies are described in Note 1 to the financial statements (See “Item 8 -Financial Statements and Supplementary Data.”). Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach’s financial condition and results of its operations, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP. For all of these policies management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with Chugach’s Audit Committee. The following policies are considered to be critical accounting policies for the year ended December 31, 2007.

          Electric Utility Regulation

          Chugach is subject to regulation by the RCA. The RCA sets the rates Chugach is permitted to charge customers based on allowable costs. As a result, Chugach applies Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71). Through the ratemaking process, the regulators may require the inclusion of costs or revenues in periods different than when they would be recognized by a non-regulated company. This treatment may result in the deferral of expenses and the recording of related regulatory assets based on anticipated future recovery through rates or the deferral of gains or creation of liabilities and the recording of related regulatory liabilities. The application of Statement No. 71 has a further effect on Chugach’s financial statements as a result of the estimates of allowable costs used in the ratemaking process. These estimates may differ from those actually incurred by the Company; therefore, the accounting estimates inherent in specific costs such as depreciation and pension and post-retirement benefits have less of a direct impact on Chugach’s results of operations than they would on a non-regulated company. As reflected in the financial statements (See “Item 8 -Financial Statements and Supplementary Data – Note 1k – Deferred Charges and Credits”), significant regulatory assets and liabilities have been recorded. Management reviews the ultimate recoverability of these regulatory assets and liabilities based on applicable regulatory guidelines. However, adverse legislation and judicial or regulatory actions could materially impact the amounts of such regulatory assets and liabilities and could adversely impact Chugach’s financial statements.

          Unbilled revenue

          Chugach calculates unbilled retail revenue at the end of each month to ensure the recognition of a full year’s revenue. Chugach estimates calendar-month unbilled sales based on billing cycle sales adjusted to a calendar month using weather, hours of darkness and the number of calendar and unbilled days. The unbilled estimate is calibrated to deliveries measured at Chugach distribution substations net of losses. The resulting unbilled estimate is multiplied by the respective billing class determinates to arrive at the monthly unbilled accrual. Chugach accrued $8,300,461 and $9,346,702 of unbilled retail revenue at December 31, 2007 and 2006, respectively.

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

          New Accounting Standards

SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”

          In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 allows for certain financial assets and liabilities to be measured at fair value on an instrument-by-instrument basis subject to certain restrictions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Chugach will begin application of SFAS No. 159 on January 1, 2008, and it will not have a material affect on our results of operations, financial position, and cash flows.

SFAS 157 “Fair Value Measurements”

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. In addition, this statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies when other accounting pronouncements require fair value measurement; it does not require new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement delays the effective date for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Chugach will begin application of SFAS No. 157 on January 1, 2008, and it will not have a material affect on our results of operations, financial position, and cash flows.

SFAS 141R “Business Combinations”

          In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R replaces FASB Statement No. 141, “Business Combinations.” This statement retains the requirements in Statement 141 that the acquisition method of accounting be used and for an acquirer to be identified for each business combination. This statement defines the acquirer and establishes the acquisition date. This statement applies only to business combinations in which control was obtained by transferring consideration. By applying the same method, this statement improves the comparability of the information about business combinations provided in financial reports. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Chugach will begin application of SFAS No. 141R on January 1, 2009, and it does not expect to have a material affect on our results of operations, financial position, and cash flows.

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

          Interest Rate Risk

          The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of December 31, 2007:

Total Debt[1]	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Fixed rate	$2,000	$2,000	$1,500	$150,000	$120,000	$0	$275,500	$291,838

Average interest rate	5.50%	5.50%	5.50%	6.55%	6.20%	0.00%	6.38%

Annual interest expense	$17,518	$17,405	$17,297	$9,487	$620	$0

Variable rate	$8,107	$32,004	$2,618	$2,851	$2,693	$31,757	$80,030	$80,030

Average interest rate	3.64%	3.51%	4.13%	4.13%	4.13%	4.13%	3.83%

   1 Includes current portion

          Chugach is exposed to market risk from changes in interest rates on its variable rate long term debt (Series B, 2002 and CoBank notes). A 100 basis-point change (up or down) would increase or decrease our interest expense by approximately $800,303, based on $80,030,304 of variable debt outstanding at December 31, 2007.

          2002 Series B Bonds

          Chugach had $35.5 million of 2002 Series B Bonds outstanding at December 31, 2007, and in February of 2008 made a $5.9 million principal payment. The interest rate on the 2002 Series B Bonds is subject to a reset mechanism every 28 days through an auction process. Recent events affecting bond insurers, including Chugach’s bond insurer, MBIA, have injected some level of uncertainty regarding the success of the auction process. By the terms of the auction securities agreement, should an attempt to reset the interest rate on Chugach’s auction rate bonds fail because there are insufficient bids to establish a market-based price, the interest rate on Chugach’s 2002 Series B Bonds would be set utilizing an “Auction Mode Multiple” as defined in Exhibit A to Appendix 2 to Eleventh Supplemental Indenture (Auction Procedures Description).

          The “Auction Mode Multiple” as of any Auction Date is a percentage of the Index in effect on such auction date (in Chugach’s case, a percentage of the one month London Interbank Offered Rate (LIBOR). That percentage is based on the Prevailing Rating of the 2002 Series B Bonds in effect at the close of business on the Business Day immediately preceding the Auction Date.

          In Chugach’s case, the Auction Mode Multiple is based on MBIA’s AAA rating and would be 150% of one-month LIBOR. This rate would stay in effect for 28 days, followed by another auction. On February 20, 2008, the auction was held and failed to obtain sufficient clearing bids. Therefore, the current bondholders continued to hold the bonds and the rate on the 2002 Series B Bonds was set at 4.677% and stayed in effect until March 20, 2008. The failure of the auction does not constitute an event of default under any financing arrangement.

          On March 5, 2008, bondholders were notified of the intent of Chugach to redeem the entire outstanding principal amount of the 2002 Series B Bonds. The Board of Directors authorized the redemption using funds obtained from one or more new borrowings under Chugach’s existing lines of credit with CoBank or NRUCFC.

          On March 20, 2008 Chugach redeemed the $29.6 million outstanding principal amount of the 2002 Series B Bonds using our NRUCFC line of credit at an initial rate of 3.46%. Repayment of the NRUCFC line of credit is required by March 15, 2009. Accordingly, outstanding borrowings continue to be classified as long-term. Management is currently evaluating long-term financing options.

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

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors
Chugach Electric Association, Inc.

We have audited the accompanying balance sheets of Chugach Electric Association, Inc. as of  December 31, 2007 and 2006, and the related statements of operations, changes in equities and margins, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chugach Electric Association, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG, LLP

April 14, 2008
Anchorage, Alaska

Chugach Electric Association, Inc.
Balance Sheets
December 31, 2007 and 2006

Assets	2007	2006

Utility Plant (notes 1d, 3, 11 and 12):
Electric plant in service	$805,631,207	$787,005,028

Construction work in progress	17,712,884	20,683,335

Total utility plant	823,344,091	807,688,363

Less accumulated depreciation	(367,391,921)	(347,736,514)

Net utility plant	455,952,170	459,951,849

Other property and investments, at cost:
Nonutility property	24,461	24,461

Special Funds	768,041	645,582

Investments in associated organizations (note 4)	11,993,378	11,888,530

Total other property and investments	12,785,880	12,558,573

Current assets:
Cash and cash equivalents, including repurchase agreements of $9,730,078 in 2007 and $10,496,037 in 2006	6,209,936	9,844,914

Special deposits	125,117	206,191

Accounts receivable, less provision for doubtful accounts of $541,368 in 2007 and $586,221 in 2006	31,355,481	32,899,571

Materials and supplies	28,422,088	25,424,493

Prepayments	1,357,980	1,487,966

Other current assets	264,501	280,562

Total current assets	67,735,103	70,143,697

Deferred charges, net (notes 5 and 13)	21,252,965	21,031,611

Total assets	$557,726,118	$563,685,730

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Balance Sheets (continued)
December 31, 2007 and 2006

Liabilities, Equities and Margins	2007	2006

Equities and margins (notes 6 and 7):
Memberships	$1,345,013	$1,297,633

Patronage capital	138,713,338	141,117,620

Other	9,252,085	8,300,847

Total equities and margins	149,310,436	150,716,100

Long-term obligations, excluding current installments (notes 8 and 9):

Bonds payable	299,600,000	305,500,000

National Bank for Cooperatives promissory notes payable	45,823,500	45,303,530

Total long-term obligations	345,423,500	350,803,530

Current liabilities:
Current installments of long-term obligations notes 8 and 9)	10,106,804	13,728,569

Accounts payable	7,935,566	10,308,668

Consumer deposits	2,403,051	2,217,613

Fuel cost over-recovery (note 1n)	1,596,010	300,567

Accrued interest	6,304,609	6,364,100

Salaries, wages and benefits	5,953,873	6,021,473

Fuel	22,337,653	16,158,783

Other current liabilities	3,680,212	4,112,020

Total current liabilities	60,317,778	59,211,793

Deferred compensation	768,041	645,582

Deferred credits (note 5)	1,906,363	2,308,725

Total liabilities, equities and margins	$557,726,118	$563,685,730

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Statements of Operations
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Operating revenues (notes 1m, 2 and 13)	$257,443,919	$267,542,713	$225,697,349

Operating expenses:

Fuel (note 13)	106,023,734	120,280,509	84,776,131

Power production	16,171,717	15,050,338	15,005,786

Purchased power	33,947,828	25,979,919	23,664,412

Transmission	6,781,166	6,283,845	5,847,648

Distribution	13,716,105	12,134,087	11,780,502

Consumer accounts	4,899,878	4,982,313	5,227,478

Administrative, general and other charges	21,776,968	21,728,555	20,272,291

Depreciation	29,049,627	28,529,763	28,249,717

Total operating expenses	232,367,023	234,969,329	194,823,965

Interest expense:

On long-term obligations	24,239,343	24,459,852	23,384,316

On short-term obligations	90,648	0	46,649

Charged to construction-credit	(617,194)	(448,978)	(844,911)

Net interest expense	23,712,797	24,010,874	22,586,054

Net operating margins	1,364,099	8,562,510	8,287,330

Nonoperating margins:

Interest income	710,480	879,481	560,418

Capital credits, patronage dividends and other	810,677	597,068	666,983

Total nonoperating margins	1,521,157	1,476,549	1,227,401

Assignable margins	$2,885,256	$10,039,059	$9,514,731

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Statements of Changes in Equities and Margins
Years Ended December 31, 2007, 2006 and 2005

	Memberships	Other Equities and Margins	Patronage Capital	Total

Balance, January 1, 2005	$1,202,538	$7,045,992	$130,750,269	$138,998,799

Assignable margins	0	0	9,514,731	9,514,731
Retirement of capital credits	0	0	(4,079,622)	(4,079,622)
Unclaimed capital credit retirements	0	282,479	0	282,479
Memberships and donations received	47,860	274,905	0	322,765

Balance, December 31, 2005	1,250,398	7,603,376	136,185,378	145,039,152

Assignable margins	0	0	10,039,059	10,039,059
Retirement of capital credits	0	0	(5,106,817)	(5,106,817)
Unclaimed capital credit retirements	0	346,821	0	346,821
Memberships and donations received	47,235	350,650	0	397,885

Balance, December 31, 2006	1,297,633	8,300,847	141,117,620	150,716,100

Assignable margins	0	0	2,885,256	2,885,256
Retirement of capital credits	0	0	(5,289,538)	(5,289,538)
Unclaimed capital credit retirements	0	681,254	0	681,254
Memberships and donations received	47,380	269,984	0	317,364

Balance, December 31, 2007	$1,345,013	$9,252,085	$138,713,338	$149,310,436

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Cash flows from operating activities:
Assignable margins	$2,885,256	$10,039,059	$9,514,731

Adjustments to reconcile assignable margins to net cash provided by operating Activities:
Depreciation and amortization	32,426,335	31,494,702	30,341,574
Capitalized interest	(891,443)	(1,328,459)	(993,499)
Property (gains) losses, net	16,748	(13,919)	57,202
Write-off of deferred charges	4,439	406,239	0
Investments in associated organizations	(105,872)	(108,989)	(114,596)

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	1,544,090	(5,463,293)	(3,695,895)
Fuel cost under-recovery	0	1,781,833	(1,781,833)
Materials and supplies	(2,997,595)	(1,614,802)	(118,182)
Prepayments	129,986	313,138	(995,434)
Special deposits/other	98,159	115,889	(21,824)
Deferred charges	(2,773,198)	(4,873,727)	(810,692)

Increase (decrease) in liabilities:
Accounts payable	(124,362)	276,837	1,071,321
Consumer deposits	185,438	237,328	32,774
Fuel cost over-recovery	1,295,443	300,567	(2,714,345)
Accrued interest	(59,491)	3,448	158,883
Salaries, wages and benefits	(67,600)	647,977	(157,244)
Fuel	6,178,870	(1,964,356)	5,203,516
Other liabilities	(1,525,783)	947,674	1,688,402
Deferred credits	16,646	(264,655)	(143,138)

Net cash provided by operating activities	36,236,066	30,932,491	36,521,721

Investing activities:
Extension and replacement of plant	(27,253,296)	(18,986,067)	(27,418,656)

Net cash used in investing activities	(27,253,296)	(18,986,067)	(27,418,656)

Financing activities:
Repayments of long-term obligations	(9,001,795)	(8,325,687)	(6,431,393)
Memberships and donations received	998,618	744,706	605,244
Retirement of patronage capital and estate payments	(4,195,563)	(4,978,386)	(3,554,532)
Net receipts of consumer advances for construction	(419,008)	(192,737)	463,206

Net cash used in financing activities	(12,617,748)	(12,752,104)	(8,917,475)

Net changes in cash and cash equivalents	(3,634,978)	(805,680)	185,590
Cash and cash equivalents at beginning of period	$9,844,914	$10,650,594	$10,465,004
Cash and cash equivalents at end of period	$6,209,936	$9,844,914	$10,650,594

Supplemental disclosure of non-cash investing and financing activities
Retirement of plant	$9,473,461	$8,240,458	$6,980,227
Extension and replacement of plant included in accounts payable	$2,084,120	$3,503,009	$3,562,685
Retirement and patronage capital estate payments included in other current liabilities	$2,416,552	$1,322,577	$1,194,146
Supplemental disclosure of cash flow information – interest expense paid, excluding amounts capitalized	$23,772,288	$24,086,565	$22,427,171

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

(1)	Description of Business and Significant Accounting Policies

a. Description of Business

Chugach Electric Association, Inc. (Chugach) is the largest electric utility in Alaska. Chugach is engaged in the generation, transmission and distribution of electricity to directly serve retail customers in the Anchorage and upper Kenai Peninsula areas. Through an interconnected regional electrical system, Chugach’s power flows throughout Alaska’s Railbelt, a 400-mile-long area stretching from the coastline of the southern Kenai Peninsula to the interior of the state, including Alaska’s largest cities, Anchorage and Fairbanks.

Chugach also supplies much of the power requirements of three wholesale customers, Matanuska Electric Association, Inc. (MEA), Homer Electric Association, Inc. (HEA) and the City of Seward (Seward). Chugach’s retail and wholesale members are the consumers of the electricity sold.

Chugach operates on a not-for-profit basis and, accordingly, seeks only to generate revenues sufficient to pay operating and maintenance costs, the cost of purchased power, capital expenditures, depreciation, and principal and interest on all indebtedness and to provide for reserves. Chugach is subject to the regulatory authority of the Regulatory Commission of Alaska (RCA).

b. Management Estimates

In preparing the financial statements, management of Chugach is required to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the reporting period. Estimates include allowance for doubtful accounts, unbilled revenue and the estimated useful life of utility plant. Actual results could differ from those estimates.

c. Regulation

The accounting records of Chugach conform to the Uniform System of Accounts as prescribed by the Federal Energy Regulatory Commission (FERC). Chugach meets the criteria, and accordingly, follows the accounting and reporting requirements of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71).

SFAS No. 71 provides for the recognition of regulatory assets and liabilities as allowed by regulators for costs or credits that are reflected in current rates or are considered probable of being included in future rates. The regulatory assets or liabilities are then reduced as the cost or credit is reflected in rates.

Chugach Electric Association, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

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

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), certain utility plant is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable in rates. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Depreciation and amortization rates have been applied on a straight-line basis and at December 31 are as follows:

Annual Depreciation Rate Ranges

	2005-2007

Steam production plant	2.55%	—	3.24%

Hydraulic production plant	1.63%	—	2.94%

Other production plant	3.32%	—	9.81%

Transmission plant	1.72%	—	5.26%

Distribution plant	2.10%	—	9.98%

General plant	2.23%	—	27.25%

Other	2.75%	—	2.75%

Chugach currently uses remaining life rates set forth in the 2002 depreciation study. In an order dated January 10, 2006, the RCA approved the 2002 depreciation study with certain changes to the proposed depreciation rates and allowed Chugach to revise its depreciation rates effective January 1, 2005 to reflect the new depreciation rates. An update to depreciation rates was included in a general rate case filed by Chugach with the RCA on September 29, 2006, see Note (2) – “Regulatory Matters - 2005 Test Year General Rate Case (Docket No. U-06-134).”

Chugach Electric Association, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

(1)	Description of Business and Significant Accounting Policies (continued)

e. Capitalized Interest

Allowance for funds used during construction (AFUDC) and interest charged to construction - credit (IDC) are the estimated costs during the period of construction of equity and borrowed funds. AFUDC and IDC are non-cash credits, which represent the estimated cost of funds used to finance the construction of utility plant. AFUDC and IDC are applied to applicable projects during construction. AFUDC and IDC include the net cost of borrowed funds and a rate of return on other funds when used and is recovered through rates as utility plant is depreciated. Chugach capitalized such funds at the weighted average rate (adjusted monthly) of 6.3% during 2007, 6.1% during 2006 and 5.0% during 2005.

f. Investments in Associated Organizations

The loan agreements with CoBank and National Rural Utilities Cooperative Finance Corporation (NRUCFC) require as a condition of the extension of credit, that an equity ownership position be established by all borrowers. Chugach’s equity ownership in these organizations is approximately 1%. These investments are non-marketable and accounted for at cost. Management evaluates these investments annually for impairment.

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

Chugach Electric Association, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

(1)	Description of Business and Significant Accounting Policies (continued)

h. Cash and Cash Equivalents

For purposes of the statement of cash flows, Chugach considers all highly liquid debt instruments with a maturity of three months or less upon acquisition by Chugach to be cash equivalents. Chugach has an Overnight Repurchase Agreement with First National Bank Alaska (FNBA). Each day the balance is invested by FNBA and Chugach receives varying interest rates for our investment pursuant to our Overnight Purchase Agreement. The Overnight Repurchase Agreement account had an average balance in 2007 and 2006 of $8,179,484 and $12,687,391, at an average interest rate of 3.13% and 5.14%, respectively.

i. Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in existing accounts receivable. Chugach determines the allowance based on its historical write-off experience and current economic conditions. Chugach reviews its allowance for doubtful accounts monthly. Past due balances over 90 days in a specified amount are reviewed individually for collectability. All other balances are reviewed in aggregate. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Chugach does not have any off–balance-sheet credit exposure related to its customers.

j. Materials and Supplies

Materials and supplies are stated at average cost.

k. Deferred Charges and Credits

In accordance with SFAS 71, Chugach’s financial statements reflect regulatory assets and liabilities. Continued accounting under SFAS 71 requires that certain criteria be met. We capitalize all or part of costs that would otherwise be charged to expense if it is probable that future revenue in an amount at least equal to the capitalized cost will result from inclusion of that cost in allowable costs for rate making purposes and future revenue will be provided to permit recovery of the previously incurred cost. Management believes Chugach’s operations currently satisfy these criteria. However, if events or circumstances should change so the criteria are not met, the write off of regulatory assets and liabilities could have a material effect on the financial position and results of operations. Deferred charges, representing regulatory assets, are amortized to operating expense over the period allowed for rate making purposes.

Deferred credits, representing regulatory liabilities, are amortized to operating expense over the period allowed for rate making purposes. It also includes nonrefundable contributions in aid of construction, which are credited to the associated cost of construction of property units. Refundable contributions in aid of construction are held in deferred credits pending their return or other disposition.

Chugach Electric Association, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

(1)	Description of Business and Significant Accounting Policies (continued)

l. Patronage Capital

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

m. Operating Revenues

Revenues are recognized upon delivery of electricity. Operating revenues are based on billing rates authorized by the RCA, which are applied to customers’ usage of electricity. Chugach’s rates are established, in part, on test period sales levels that reflect actual operating results. Chugach calculates unbilled revenue at the end of each month to insure the recognition of a full year’s revenue. Chugach accrued $8,300,461 and $9,346,702 of unbilled retail revenue at December 31, 2007 and 2006, respectively. Wholesale revenue is recorded from metered locations on a calendar month basis, so no accrual is made. Chugach’s tariffs include provisions for the flow through of gas costs according to existing gas supply contracts, as well as purchased power costs.

n. Fuel and Purchased Power Costs

Expenses associated with electric services include fuel used to generate electricity and power purchased from others. Chugach is authorized by the RCA to recover fuel and purchased power costs through the fuel surcharge mechanism, which is adjusted quarterly to reflect increases and decreases of such costs. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered through rates. Fuel costs were over-recovered by $1,596,010 in 2007 and over-recovered by $300,567 in 2006. Total fuel and purchased power costs in 2007, 2006, and 2005 were $139,971,562, $146,260,428, and $108,440,543, respectively.

o. Environmental Remediation Costs

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

Chugach Electric Association, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

(1)	Description of Business and Significant Accounting Policies (continued)

p. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code, except for unrelated business income. For the years ended December 31, 2007, 2006 and 2005, Chugach received no unrelated business income. In addition, as described in “Note (13) - Commitments, Contingencies and Concentrations,” Chugach collects sales tax and is assessed gross receipts and excise taxes which are presented on a net basis in accordance with Emerging Issues Task Force (EITF) No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.”

q. Recently Issued Accounting Pronouncements

SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 allows for certain financial assets and liabilities to be measured at fair value on an instrument-by-instrument basis subject to certain restrictions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Chugach will begin application of SFAS No. 159 on January 1, 2008, and it will not have a material affect on our results of operations, financial position, and cash flows.

SFAS 157 “Fair Value Measurements”

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. In addition, this statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies when other accounting pronouncements require fair value measurement; it does not require new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement delays the effective date for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Chugach will begin application of SFAS No. 157 on January 1, 2008, and it will not have a material affect on our results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

(1)	Description of Business and Significant Accounting Policies (continued)

q. Recently Issued Accounting Pronouncements (continued)

SFAS 141R “Business Combinations”

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R replaces FASB Statement No. 141, “Business Combinations.” This statement retains the requirements in Statement 141 that the acquisition method of accounting be used and for an acquirer to be identified for each business combination. This statement defines the acquirer and establishes the acquisition date. This statement applies only to business combinations in which control was obtained by transferring consideration. By applying the same method, this statement improves the comparability of the information about business combinations provided in financial reports. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Chugach will begin application of SFAS No. 141R on January 1, 2009, and it does not expect to have a material affect on our results of operations, financial position, and cash flows.

r. Presentation of Financial Information

Certain reclassifications have been made to the 2005 and 2006 financial statements to conform to the 2007 presentation.

	Year Ended 12/31/06	Year Ended 12/31/05

Balance Sheet reclassifications
Construction Work in Progress	429,037	0
Deferred Charges, net	(429,037)	0
Special Funds	645,582	0
Deferred Compensation	(645,582)	0
Cash Flow reclassifications
Net cash provided by operating activities	(561,304)	(568,578)
Net cash used in investing activities	432,873	43,488
Net cash used in financing activities	128,431	525,090

(2)	Regulatory Matters

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

Chugach Electric Association, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

(2)	Regulatory Matters (continued)

Revision to Current Depreciation Rates (Docket No. U-04-102) (continued)

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

Wholesale customers MEA and HEA were active in the proceeding. Subsequently, MEA and HEA filed an appeal of the RCA’s decision in Superior Court, see Note (13) –“Commitments, Contingencies and Concentrations – Legal Proceedings – Matanuska Electric Association, Inc. v. State of Alaska, Regulatory Commission of Alaska, Superior Court Case No. 3AN-06-8243 Civil.”

HEA later dismissed its appeal leaving MEA’s claim focusing mainly on the question of whether implementation of the new depreciation rates as of January 1, 2005 constituted illegal retroactive rate making. Briefing is complete and oral argument before the Superior Court is scheduled for April 29, 2008. Thereafter, an appeal to the Alaska Supreme Court is possible.

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

Chugach Electric Association, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

(2)	Regulatory Matters (continued)

2005 Test Year General Rate Case (Docket No. U-06-134) (continued)

The RCA permitted intervention from Chugach’s wholesale customers and the Regulatory Affairs and Public Advocacy (RAPA) section within the Attorney General’s office of the State of Alaska. It also permitted intervention of a single Chugach retail member. A scheduling order was issued on January 23, 2007, establishing a hearing schedule to adjudicate the case. Discovery from the intervenors in the case on Chugach’s filing and pre-filed initial testimony has been completed. Intervenor testimony has been submitted. Chugach’s reply testimony was submitted May 29, 2007.

A settlement agreement between several of the intervenors and Chugach, reached in July 2007, has been accepted by the RCA. The settlement agreement results in an estimated 3% overall decrease for Chugach retail members and an estimated 3.5% overall increase for HEA and Seward.

The hearing scheduled to occur in August 2007 with the remaining intervenors was canceled. The remaining active intervener, MEA, and Chugach entered into a stipulation to resolve outstanding procedural issues on October 16, 2007. This stipulation agrees to a procedure whereby the RCA will decide the matter based on the written record with provisions for RCA written questions and optional oral questioning by the RCA of selected witnesses. Chugach and MEA filed closing briefs on December 5, 2007. The RCA did not engage in oral questioning of witnesses.

Chugach submitted to the RCA permanent rates to implement the settlement agreement as well as interim and refundable rates for MEA, the party that did not settle, for implementation in the fourth quarter of 2007. The RCA declined to implement any tariff changes at that time and as a result, the implementation date of the rate changes for all parties has been delayed, pending a ruling on the rate changes associated with MEA.

Rates resulting from the settlement agreement approved by the RCA for Chugach retail members, HEA and SES will result in an annual revenue reduction of $2.7 million.

On April 1, 2008, the RCA issued Order No. 21 in Docket U-06-134. In this order, the RCA approved the rates from the Settlement Agreement among Chugach, HEA and SES that it had previously accepted. MEA did not join the Settlement Agreement and this Order addressed the issues that it had raised. Order No. 21 reached findings similar to the Settlement Agreement and the rates for MEA are slightly higher than rates agreed to in the Settlement Agreement. The cumulative effect of Order 15, Settlement Agreement revenues, and Order 21 is overall revenues decreasing by 0.8%, with retail revenue decreasing by 4.8% and wholesale revenue increasing by 11.0%. Order No. 21 is effective June 1, 2008. Chugach expects to be filing a request for reconsideration and a proposed correction to an RCA calculation. It is unknown whether MEA will be making additional filings.

Chugach Electric Association, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

(3)	Utility Plant

Major classes of utility plant as of December 31 are as follows:

	2007	2006

Electric plant in service:

Steam production plant	$60,462,671	$60,462,671

Hydraulic production plant	20,262,890	20,257,091

Other production plant	133,235,755	124,371,318

Transmission plant	245,914,683	232,654,766

Distribution plant	230,074,513	219,453,660

General plant	47,962,159	50,267,742

Unclassified electric plant in service	60,954,644	72,773,888

Other	6,763,892	6,763,892

Total electric plant in service	805,631,207	787,005,028

Construction work in progress	17,712,884	20,683,335

Total electric plant in service and construction work in progress	$823,344,091	$807,688,363

Unclassified electric plant in service consists of complete unclassified general plant, generation plant, transmission plant and distribution plant. Depreciation of unclassified electric plant in service has been included in functional plant depreciation accounts in accordance with the anticipated eventual classification of the plant investment.

(4)	Investments in Associated Organizations

Investments in associated organizations include the following at December 31:

	2007	2006

National Rural Utilities Cooperative Finance Corporation (NRUCFC)	$6,095,980	$6,095,980

National Bank for Cooperatives (CoBank)	5,841,631	5,738,181

NRUCFC capital term certificates	39,708	40,693

Other	16,059	13,676

Total Investments in Associated Organizations	$11,993,378	$11,888,530

The Farm Credit Administration, CoBank’s federal regulators, requires minimum capital adequacy standards for all Farm Credit System institutions. CoBank’s loan agreements require, as a condition of the extension of credit, that an equity ownership position be established by all borrowers. Chugach’s investment in NRUCFC similarly was required by Chugach’s financing arrangements with NRUCFC.

Chugach Electric Association, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

(5)	Deferred Charges and Credits

Deferred Charges

Deferred charges, or regulatory assets, net of amortization, consisted of the following at December 31:

	2007	2006

Debt issuance and reacquisition costs	$6,215,899	$7,804,354

Refurbishment of transmission equipment	188,272	197,531

Studies	729,392	366,681

Beluga Gas Compression	5,441,205	3,797,000

Cooper Lake Relicensing	5,919,899	5,849,957

Fuel supply negotiations	225,076	215,037

Major overhaul of steam generating unit	787,711	1,111,867

Other regulatory deferred charges	313,183	211,505

Environmental matters and other	1,432,328	1,477,679

Total deferred charges	$21,252,965	$21,031,611

At December 31, 2007 and 2006, $852,560 and $10,229,583, respectively, of total deferred charges represent regulatory assets in progress and are not currently being amortized. Chugach, however, through future RCA rulings, considers recovery and a determination of a recovery period in the future probable. In 2007, the majority of these charges represent costs associated with Chugach’s exploration of new generation options.

Deferred Credits

Deferred credits, or regulatory liabilities, at December 31 consisted of the following:

	2007	2006

Refundable consumer advances for construction	$1,204,530	$1,623,538

Estimated initial installation costs for meters	121,342	104,696

Post retirement benefit obligation	558,900	558,900

Other	21,591	21,591

Total deferred credits	$1,906,363	$2,308,725

Chugach Electric Association, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

(6)	Patronage Capital

Chugach has a Board approved capital credit retirement policy, which is contained in Chugach’s Financial Management Plan. This establishes, in general, a plan to return the capital credits of wholesale and retail customers based on the members’ proportionate contribution to Chugach’s assignable margins. At December 31, 2007, Chugach had $138,713,338 of patronage capital (net of capital credits retired in 2007), which included $116,029,438 of patronage capital that had been assigned and $22,683,900 of patronage capital to be assigned to its members. Approval of actual capital credit retirements is at the discretion of Chugach’s Board of Directors. Chugach records a liability when the retirements are approved by the Board of Directors. The Amended and Restated Indenture prohibits Chugach from making any distribution of patronage capital to Chugach’s members in the event of default under the Amended and Restated Indenture exists (note 8).

Capital credits retired were $5,289,538, $5,106,817, and $4,079,622 for the years ended December 31, 2007, 2006, and 2005, respectively. The outstanding liability for capital credits authorized but not paid was $2,416,552 and $1,322,577 at December 31, 2007 and 2006, respectively.

Following is a five-year summary of anticipated capital credit retirements:

Years ending December 31	Total

2008	$2,900,000

2009	$4,500,000

2010	$4,500,000

2011	$5,000,000

2012	$3,500,000

(7)	Other Equities

A summary of other equities at December 31 follows:

	2007	2006

Nonoperating margins, prior to 1967	$23,625	$23,625

Donated capital	1,148,907	878,923

Unclaimed capital credit retirement[1]	8,079,553	7,398,299

Total other equities	$9,252,085	$8,300,847

1 Represents unclaimed capital credits that have met all requirements of section 34.45.200 of Alaska’s   unclaimed property law and has therefore reverted to Chugach.

Chugach Electric Association, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

(8)	Debt

Long-term obligations at December 31 are as follows:	2007	2006

CoBank 2, 5.50% fixed rate note maturing in 2010, with interest and principal payable monthly; unsecured	$5,500,000	$7,500,000

CoBank 3 and 4, 5.79% variable rate notes maturing in 2022, with interest payable monthly and principal due annually beginning in 2003; unsecured	39,803,530	41,032,099

CoBank 5, 5.79% variable rate note maturing in 2012, with interest and principal payable monthly; unsecured	4,726,774	5,000,000

2001 Series A Bond of 6.55%, maturing in 2011, with interest payable semi-annually March 15 and September 15; unsecured	150,000,000	150,000,000

2002 Series A Bond of 6.20%, maturing in 2012, with interest payable semi-annually February 1 and August 1; unsecured	120,000,000	120,000,000

2002 Series B Bond of a rate set for 28-day auction periods, maturing in 2012, with interest payable monthly and principal due annually; unsecured	35,500,000	41,000,000

Total long-term obligations	$355,530,304	$364,532,099

Less current installments	10,106,804	13,728,569

Long-term obligations, excluding current installments	$345,423,500	$350,803,530

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

Chugach Electric Association, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

(8)	Debt (continued)

Covenants (continued)

Chugach is also required to comply with the Master Loan Agreement, which covers the CoBank 2, 3, 4 and 5 promissory notes, between Chugach and CoBank dated December 27, 2002, pursuant to which CoBank and Chugach replaced the CoBank 2, 3, 4 and 5 bonds issued to CoBank with the above stated unsecured promissory notes not governed by the indenture. CoBank returned the old CoBank bonds to Chugach on January 22, 2003.

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

Chugach Electric Association, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

(8)	Debt (continued)

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

Maturities of Long-term Obligations

Long-term obligations at December 31, 2007, mature as follows:

Year ending December 31	Sinking Fund Requirements	Sinking Fund Requirements	Sinking Fund Requirements	Principal Maturities	Total

	2001 Series A Bonds	2002 Series A Bonds	2002 Series B Bonds	CoBank Promissory Notes

2008	0	0	5,900,000	4,206,804	10,106,804

2009	0	0	29,600,000	4,403,653	34,003,653

2010	0	0	0	4,118,028	4,118,028

2011	150,000,000	0	0	2,851,501	152,851,501

2012	0	120,000,000	0	2,693,543	122,693,543

Thereafter	0	0	0	31,756,775	31,756,775

	$150,000,000	$120,000,000	$35,500,000	$50,030,304	$355,530,304

Short-term obligations

Chugach had maintained a $20,000,000 line of credit with CoBank, ACB (CoBank). On October 25, 2005, Chugach reduced the line of credit to $7.5 million due to a decrease in short-term borrowing projections. On October 17, 2007, the Board of Directors approved a resolution to renew this line of credit. The CoBank line of credit expires October 31, 2008, subject to annual renewal at the discretion of the parties. In March of 2007, Chugach borrowed $3.5 million and repaid the balance in April. In September of 2007, Chugach borrowed $1.0 million and repaid the balance in the same month. Chugach did not utilize this line of credit in 2006. At December 31, 2007 and 2006, there was no outstanding balance on this line of credit. The CoBank Master Loan Agreement requires Chugach to establish and collect electric rates reasonably expected to yield margins for interest equal to at least 1.10 times interest expense, to achieve a funded debt to operating cash flow ratio not greater than 8 to 1 and achieve an equity to total capitalization ratio greater than 22%. The borrowing rate is calculated using the CoBank BaseRate on the first day of the week plus 3%. The average borrowing rate for 2007

Chugach Electric Association, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

(8)	Debt (continued)

Short-term obligations (continued)

and 2006 was 6.47% and 6.51%, respectively. In addition, Chugach had an annual line of credit of $50,000,000 available at December 31, 2007 and 2006, with NRUCFC. Chugach did not utilize this line of credit in 2007 or 2006. At December 31, 2007 and 2006, there was no outstanding balance on this line of credit. The borrowing rate is calculated using the total rate per annum as may be fixed by CFC and will not exceed the Prevailing Prime Rate, plus one percent per annum. At December 31, 2007 and 2006, the borrowing rate would have been 6.40% and 7.15%, respectively. The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. The NRUCFC line of credit expires October 17, 2012. These lines are immediately available for unconditional borrowing.

Refinancing

On August 20, 2007, Chugach refinanced its $5 million promissory note (CoBank 5) with CoBank. The new $5,000,000, variable rate promissory note will mature August 20, 2012 and contains consecutive monthly installment payments commencing September 20, 2007.

2002 Series B Bonds

The 2002 Series B Bonds (the “Auction Rate Bonds”) will mature on February 1, 2012. The applicable interest rate for any 28-day auction period is the term rate established by the auction agent based on the terms of the auction. The Auction Rate Bonds may be converted, in Chugach’s discretion, to a daily, seven-day, 35-day, three-month or a semi-annual period or a flexible auction period. The Auction Rate Bonds are not subject to redemption at the option of the bondholders under any circumstances. Chugach may elect to redeem the bonds and Chugach is required to redeem the bonds in pre-established incremental amounts over time through a sinking fund. The Auction Rate Bonds are subject to a remarketing agreement on a best efforts basis, however in the event of unsuccessful remarketing, the bonds are returned to the bondholders and continue as auction rate bonds subject to a maximum auction rate (15%). Under no circumstances would Chugach be obligated to pay off the Bonds in the event of an unsuccessful remarketing effort. Chugach has not provided any protection to the bondholders in the event of an unsuccessful remarketing, therefore, Chugach has classified the Bonds as long-term, with the exception of the mandatory sinking fund payment due in 2007. The average interest rate for the 2002 Series B Bonds in 2007, 2006, and 2005 was 5.34%, 5.07%, and 3.42%, respectively.

Chugach Electric Association, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

(8)	Debt (continued)

2002 Series B Bonds (continued)

Recent events affecting bond insurers, including Chugach’s bond insurer, MBIA, have injected some level of uncertainty regarding the success of the auction process. By the terms of the auction securities agreement, should an attempt to reset the interest rate on Chugach’s auction rate bonds fail because there are insufficient bids to establish a market-based price, the interest rate on Chugach’s 2002 Series B Bonds would be set utilizing an “Auction Mode Multiple” as defined in Exhibit A to Appendix 2 to Eleventh Supplemental Indenture (Auction Procedures Description).

The “Auction Mode Multiple” as of any Auction Date is a percentage of the Index in effect on such auction date (in Chugach’s case, a percentage of the one month London Interbank Offered Rate (LIBOR). That percentage is based on the Prevailing Rating of the 2002 Series B Bonds in effect at the close of business on the Business Day immediately preceding the Auction Date.

In Chugach’s case, the Auction Mode Multiple is based on MBIA’s AAA rating and would be 150% of one-month LIBOR. This rate would stay in effect for 28 days, followed by another auction. On February 20, 2008, the auction was held and failed to obtain sufficient clearing bids. Therefore, the current bondholders continued to hold the bonds and the rate on the 2002 Series B Bonds was set at 4.677% and stayed in effect until March 20, 2008. The failure of the auction does not constitute an event of default under any financing arrangement.

On March 5, 2008, bondholders were notified of the intent of Chugach to redeem the entire outstanding principal amount of the 2002 Series B Bonds. The Board of Directors authorized the redemption using funds obtained from one or more new borrowings under Chugach’s existing lines of credit with CoBank or NRUCFC.

On March 20, 2008 Chugach redeemed the $29.6 million outstanding principal amount of the 2002 Series B Bonds using our NRUCFC line of credit at an initial rate of 3.46%. Repayment of the NRUCFC line of credit is required by March 15, 2009. Accordingly, outstanding borrowings continue to be classified as long-term. Management is currently evaluating long-term financing options.

Chugach Electric Association, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

(8)	Debt (continued)

2002 Series B Bonds (continued)

          The following table provides information regarding auction dates and rates:

Auction Date	Interest Rate

January 24, 2007	5.29%
February 21, 2007	5.29%
March 22, 2007	5.30%
April 18, 2007	5.25%
May 16, 2007	5.32%
June 13, 2007	5.30%
July 11, 2007	5.29%
August 8, 2007	5.33%
September 5, 2007	6.15%
October 3, 2007	5.25%
October 31, 2007	5.00%
November 28, 2007	5.25%
December 26, 2007	5.35%
January 23, 2008	5.06%
February 20, 2008	4.68%

(9)	Fair Value of Long-Term Obligations

The estimated fair values (in thousands) of the long-term obligations included in the financial statements at December 31 are as follows:

	2007		2006

	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term obligations
(including current installments)	$355,530	$371,868	$364,532	$375,611

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The fair value of long-term debt has been determined using discounted future cash flows at borrowing rates currently available to Chugach.

Chugach Electric Association, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

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

The costs for the union plans were approximately $2.9 million, $2.5 million, and $2.4 million in 2007, 2006, and 2005, respectively. Chugach has no responsibility for any unfunded benefit obligation of the Plan at this time.

Pension benefits for non-union employees are provided by the National Rural Electric Cooperative Association (NRECA) Retirement and Security Program, a multi-employer plan. Chugach makes annual contributions to the pension plan equal to the amounts accrued for pension expense. Chugach contributed $1.9 million, $1.6 million, and $1.8 million in 2007, 2006, and 2005, respectively, to the NRECA plan. Chugach has no responsibility for any unfunded benefit obligation of the Plan at this time.

Health and Welfare Plans

Health and welfare benefits for union employees are provided through the Alaska Electrical Health and Welfare Trust and the Alaska Hotel, Restaurant and Camp Employees Health and Welfare and Pension Trust Fund. Chugach participates in multi-employer plans that provide substantially all union workers with health care and other welfare benefits during their employment with Chugach. Chugach pays a defined amount per union employee pursuant to collective bargaining unit agreements. Amounts charged to benefit costs and contributed to the health and welfare plans for these benefits for the years ending December 31, 2007, 2006, and 2005 were $3.3 million, $2.9 million, and $3.0 million respectively.

Chugach participates in a multi-employer plan through the Group Benefits Program of NRECA for non-union employees. Amounts charged to benefit cost and contributed to this Plan for those benefits for the years ended December 31, 2007, 2006, and 2005 totaled $1.9 million, $2.0 million, and $2.0 million respectively.

Chugach Electric Association, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

(10)	Employee Benefit Plans (continued)

Money Purchase Pension Plan

Chugach participates in a multi-employer defined contribution money purchase pension plan covering some employees who are covered by a collective bargaining agreement. Contributions to the Plan are made based on a percentage of each employee’s compensation. Contributions to the money purchase pension plan for the years ending December 31, 2007, 2006, and 2005 were $142.1 thousand, $85.4 thousand, and $80.7 thousand, respectively.

401(k) Plan

Chugach has a defined contribution 401(k) retirement plan which covers substantially all employees who have completed ninety days of continuous service during a twelve month period.

Employees who elect to participate may contribute up to the Internal Revenue Service’s maximum of $15,500, $15,000, and $14,000 in 2007, 2006, and 2005 respectively. Chugach does not make contributions to the plan.

Deferred Compensation

Chugach adopted NRECA’s unfunded Deferred Compensation Program (the Program) to allow highly compensated employees who elect to participate in the Program to defer a portion of their current compensation and avoid paying tax on the deferrals until received. The program is a non-qualified plan under Internal Revenue Code 457(b).

Deferred compensation accounts are established for the individual employees, however, they are considered to be owned by Chugach until a distribution is made. The amounts credited to the deferred compensation account, including gains or losses, are retained by Chugach until the entire amount credited to the account has been distributed to the participant or to the participant’s beneficiary. The balance of the Program for the years ending December 31, 2007, 2006 and 2005 was $768,041, $645,582 and $283,924, respectively.

Potential Termination Payments

Pursuant to a Chugach Operating Policy, non-represented employees, including the executive officers except the Chief Executive Officer, who are terminated by Chugach for reasons unrelated to employee performance are entitled to severance pay for each year or partial year of service as follows: two weeks for each year of service to a maximum of twenty (26) weeks for thirteen (13) years or more of service. If the Interim CEO is terminated with or without cause, he shall revert to his position of Senior Vice President of Power Supply.

Chugach Electric Association, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

(11)	Bradley Lake Hydroelectric Project

Chugach is a participant in the Bradley Lake Hydroelectric Project (Bradley Lake). Bradley Lake was built and financed by the Alaska Energy Authority (AEA) through State of Alaska grants and $166,000,000 of revenue bonds. Chugach and other participating utilities have entered into take-or-pay power sales agreements under which shares of the project capacity have been purchased and the participants have agreed to pay a like percentage of annual costs of the project (including ownership, operation and maintenance costs, debt service costs and amounts required to maintain established reserves). Under these take-or-pay power sales agreements, the participants have agreed to pay all project costs from the date of commercial operation even if no energy is produced. Chugach has a 30.4% share of the project’s capacity. The share of debt service exclusive of interest, for which Chugach has guaranteed, is approximately $37,000,000. Upon the default of a Bradley Lake participant, and subject to certain other conditions, AEA, through Alaska Industrial Development and Export Authority, is entitled to increase each participant’s share of costs pro rata, to the extent necessary to compensate for the failure of another participant to pay its share, provided that no participant’s percentage share is increased by more than 25%. Upon default, Chugach could be faced with annual expenditures of approximately $5.0 million as a result of Chugach’s Bradley Lake take-or-pay obligations. Management believes that such expenditures, if any, would be recoverable through the fuel surcharge rate making process.

The following represents information with respect to Bradley Lake at June 30, 2007 (the most recent date for which information is available). Chugach’s share of expenses was $4,816,790 in 2007, $4,219,321 in 2006, and $4,993,670 in 2005 and is included in purchased power in the accompanying financial statements.

		Proportionate
(In thousands)	Total	Share

Plant in service	$208,647	$63,429

Long-term debt	117,147	35,613

Interest expense	7,938	2,413

Other electric plant represents Chugach’s share of a Bradley Lake transmission line financed internally and Electric Plant Held for Future Use.

(12)	Eklutna Hydroelectric Project

During October 1997, the ownership of the Eklutna Hydroelectric Project formally transferred from the Alaska Power Administration to the participating utilities. This group, including their corresponding interest in the project, consists of Chugach (30%), MEA (16.7%) and Anchorage Municipal Light & Power (AML&P) (53.3%).

Chugach Electric Association, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

(12)	Eklutna Hydroelectric Project (continued)

Plant in service in 2007 includes $2,540,275, net of accumulated depreciation of $719,186, which represents Chugach’s share of the Eklutna Hydroelectric Plant. In 2006 plant in service included $2,644,397, net of accumulated depreciation of $608,495. Chugach and AML&P jointly operate the facility. Each participant contributes their proportionate share for operation, maintenance and capital improvement costs to the plant, as well as to the transmission line between Anchorage and the plant. Under net billing arrangements, Chugach then reimburses MEA for their share of the costs. Chugach’s share of expenses was $712,552, $591,903, and $476,739 in 2007, 2006, and 2005, respectively and is included in power production and depreciation in the accompanying financial statements. Chugach provides personnel for the daily operation and maintenance of the power plant. AML&P performs major maintenance at the plant. Chugach personnel perform daily plant inspections, meter reading, monthly report preparation, and other activities as required.

(13)	Commitments, Contingencies and Concentrations

Contingencies

Chugach is a participant in various legal actions, rate disputes, personnel matters and claims both for and against Chugach’s interests. Management believes the outcome of any such matters will not materially impact Chugach’s financial condition, results of operations or liquidity.

Long-Term Fuel Supply Contracts

Chugach has entered into long-term fuel supply contracts from various producers at market terms. The current contracts will expire at the end of the currently committed volumes or the contract expiration dates of 2015 and 2025. The committed 215 BCF for the 2015 contract should be used by mid 2010. The currently committed 180 BCF for the 2025 contract should also be used by 2010. Chugach is currently working with Cook Inlet producers on future supply contracts. In 2007, 93% of our power was generated from gas, while in 2006 and 2005, 90% and 88%, respectively, of our power was generated from gas. Of that gas-fired generation, 86% took place at Beluga in 2007, while in 2006 and 2005, 87% and 86%, respectively, of gas-fired generation took place at Beluga.

Chugach Electric Association, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

(13)	Commitments, Contingencies and Concentrations (continued)

Long-Term Fuel Supply Contracts (continued)

Fuel is purchased directly from Marathon Oil Company, ChevronTexaco, AML&P and ConocoPhillips. The following represents the cost of fuel purchased from these vendors as a percentage of total fuel costs for the years ended December 31:

	2007	2006	2005

Marathon Oil Company	46.4%	49.2%	48.8%
Chevron Texaco	20.4%	19.4%	19.5%
Municipal Light & Power (AML&P)	16.1%	15.7%	15.8%
ConocoPhillips	16.9%	15.7%	15.8%

Concentrations

Approximately 70% of Chugach’s employees are represented by the International Brotherhood of Electrical Workers (IBEW). Chugach has three Collective Bargaining Unit Agreements (CBA) with the IBEW, which expire on June 30, 2010.

Chugach is the principal supplier of power under long-term wholesale power contracts with MEA and HEA. These contracts, including the fuel component, represented $93.4 million or 36.7% of sales revenue in 2007, $90.1 million or 34.1% in 2006, and $72.1 million or 32.4% in 2005. The HEA contract expires January 1, 2014, and the MEA contract expires December 31, 2014. All rates are established by the RCA.

Legal Proceedings

Matanuska Electric Association, Inc. (MEA) v. State of Alaska, Regulatory Commission of Alaska, Superior Court Case No. 3AN-06-8243 Civil

On May 17, 2006, MEA appealed and on May 30, 2006, Homer Electric Association, Inc., (HEA) cross appealed the RCA’s decision in Commission Docket No. U-04-102, see “Footnote 2, Regulatory Matters – Revision to Current Depreciation Rates (Docket No. U-04-102).” On appeal, MEA claims the RCA’s decision dated January 10, 2006, to authorize Chugach to implement new depreciation rates as of January 1, 2005, constituted illegal retroactive rate making. MEA further contends that the RCA’s reliance on avoidance of regulatory lag as a basis for its decision was improper. MEA also challenged certain of the RCA’s discovery rulings. Chugach has joined the State of Alaska in defending the RCA’s rulings. HEA stipulated with the other parties to dismiss its cross appeal which the Court granted by order dated September 11, 2007. All of the parties have filed their respective briefs and the Court scheduled oral argument for April 29, 2008.

Chugach Electric Association, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

(13)	Commitments, Contingencies and Concentrations (continued)

Legal Proceedings (continued)

The ultimate resolution of this matter is not currently determinable. In the opinion of management, an adverse outcome is not likely to have a material adverse effect on Chugach’s results of operations, financial condition or liquidity. No reserves have been established for this matter.

Regulatory Cost Charge

In 1992 the State of Alaska Legislature passed legislation authorizing the Department of Revenue to collect a Regulatory Cost Charge from utilities to fund the governing regulatory commission, which is currently the RCA. The tax is assessed on all retail consumers and is based on kilowatt-hour (kWh) consumption. The tax is collected monthly and remitted to the State of Alaska quarterly. The Regulatory Cost Charge has changed since its inception (November 1992) from an initial rate of $0.000626 per kWh to the current rate of $0.000274, effective July 1, 2007. The tax is reported on a net basis and the tax is not included in revenue or expense.

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
December 31, 2007 and 2006

(13)	Commitments, Contingencies and Concentrations (continued)

Underground Compliance Charge

In 2005 the Anchorage Municipal Assembly adopted an ordinance to require utilities to convert overhead distribution lines to underground. To comply with the ordinance, Chugach must invest two percent of gross retail revenue in the Municipality of Anchorage annually in moving existing distribution overhead lines underground. Consistent with State of Alaska undergrounding requirement, Chugach is permitted to amend its rates by adding a 2% surcharge to its retail members’ bills to recover the actual costs of the program. The rate amendments are not subject to RCA review or approval. Chugach implemented the surcharge in June 2005. Chugach’s liability was $571,530 and $2,044,001 for this surcharge at December 31, 2007 and December 31, 2006, respectively and will use the funds to offset the costs of the projects.

Environmental Matters

The Clean Air Act and Environmental Protection Agency (EPA) regulations under the act (the “Clean Air Act”) establish ambient air quality standards and limit the emission of many air pollutants. Some Clean Air Act programs that regulate electric utilities, notably the Title IV “acid rain” requirements, do not apply to facilities located in Alaska. The EPA’s anticipated regulations to limit mercury emissions from fossil-fired steam-electric generating facilities are not expected to materially impact Chugach because our thermal power plants burn exclusively natural gas.

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

In March 2007 Chugach conducted emissions testing at the Bernice Lake Power Plant which indicated that two of the gas turbines at the facility were exceeding the New Source Performance Standards (NSPS) emission limit for nitrogen oxides (NOx). Chugach voluntarily limited the power output of these turbines to ensure interim compliance with the NSPS regulations and is currently in the final stages of commissioning a water injection system to control NOx emissions from the turbines. With the water injection system, Chugach will again be able to fully utilize the power output from these turbines while complying with the NSPS regulations.

Chugach is also currently working with the Alaska Department of Environmental Conservation (ADEC) to resolve the issue of past non-compliance with the Bernice Lake turbines. On March 26, 2008, the ADEC issued a formal Notice of Violation (NOV) to Chugach regarding the NSPS issues. Specifically, the NOV alleges that Chugach violated its operating permit and air quality regulations by operating two generating units at the Bernice Lake Power Plant in excess of the NOx emission limit; failing to perform a source test to demonstrate compliance with regulations; and failing to conduct reasonable inquiry regarding source test compliance for the 2006 annual compliance certification. ADEC requested a meeting with Chugach to discuss

Chugach Electric Association, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

(13)	Commitments, Contingencies and Concentrations (continued)

Environmental Matters (continued)

settlement of the identified alleged violations. It is not possible at this time to reasonably anticipate the amount of any potential penalty that may result from this NOV.

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

(14)	Quarterly Results of Operations (unaudited)

	2007 Quarter Ended

	Dec. 31	Sept. 30	June 30	March 31

Operating Revenue	$69,809,448	$57,053,772	$59,127,575	$71,453,124
Operating Expense	62,808,159	53,280,744	55,162,909	61,115,211
Net Interest	5,770,903	5,960,305	5,962,574	6,019,015

Net Operating Margins	1,230,386	(2,187,277)	(1,997,908)	4,318,898
Non-Operating Margins	766,720	250,880	233,637	269,920

Assignable Margins	$1,997,106	$(1,936,397)	$(1,764,271)	$4,588,818

	2006 Quarter Ended

	Dec. 31	Sept. 30	June 30	March 31

Operating Revenue	$77,164,939	$63,243,634	$60,248,547	$66,885,593
Operating Expense	67,830,660	57,365,207	53,802,570	55,970,892
Net Interest	6,006,091	6,073,345	6,011,147	5,920,291

Net Operating Margins	3,328,188	(194,918)	434,830	4,994,410
Non-Operating Margins	689,713	312,975	279,597	194,263

Assignable Margins	$4,017,902	$118,057	$714,427	$5,188,673

Item 9 - Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure

None

Item 9A – Controls and Procedures

Evaluation of Controls and Procedures

          As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a - 15(e)) under the supervision and with the participation of our management, including our CEO and our Chief Financial Officer (CFO). Based on this evaluation, our CEO and CFO each concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports to the SEC. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions. In addition, there have been no significant changes in our internal controls or in other factors known to management that could significantly affect our internal controls subsequent to our most recent evaluation.

Management’s Annual Report on Internal Control Over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, using the criteria set forth in “Internal Control Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2007, Chugach maintained effective internal control over financial reporting. This annual report does not include an attestation report of Chugach’s independent registered public accounting firm, KPMG, LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 9B – Other Information

          On January 26, 2006, Chugach gave notice as provided in Section 14(b) of the Alaska Railbelt Energy Authority of its withdrawal from the Joint Action Agency Agreement Relating to the Alaska Railbelt Energy Authority (AREA) dated as of August 1, 2005 (Agreement) and the AREA effective January 27, 2006. The Chugach Board of Directors passed a resolution at their March 14, 2007 meeting rejoining the AREA Joint Action Agency (JAA).

          On June 15, 2007, AML&P and Chugach issued a mutual press release announcing plans to explore a possible merger or joint operations between Chugach and AML&P.

          On September 7, 2007, Director Alan Christopherson tendered his resignation from the Board of Directors effective immediately. On October 17, 2007, the Board of Directors voted to fill the vacancy with Rebecca Logan.

          On December 5, 2007, the Chugach Board of Directors voted to terminate the contract of Chugach’s CEO Bill Stewart. He had been named interim CEO by the board in September 2005, and appointed CEO by the Board in August 2006. The Board appointed Brad Evans as Interim CEO, effective immediately. Mr. Evans was Chugach’s Senior Vice President of Power Supply and has more than 23 years of utility experience. The Board also appointed a subcommittee to consider selection of a longer term chief executive officer. The subcommittee consists of Chair Elizabeth Vazquez, Vice Chair Uwe Kalenka and Director Rebecca Logan.

          On January 11, 2008, Senior Vice President, Power Delivery and Chief of Staff Lee Thibert, tendered his resignation effective February 1, 2008. Mr. Thibert is resigning from Chugach in order to return to the construction and consulting industry.

          On February 8, 2008, AML&P and Chugach issued a mutual press release announcing that a panel, appointed to consider the possible merger of Southcentral Alaska’s two largest utilities, is recommending the utilities explore joint generation and operations between the two, which a consultant’s report says could save ratepayers nearly $200 million. The panel adopted a motion recommending the management of Chugach and AML&P seek ways to implement the savings identified by the Navigant study and report back on their progress within 60 days. The panel is chaired by Mayor Mark Begich and Chugach Board Chair Elizabeth Vazquez.

          On March 20, 2008, Chugach redeemed the $29.6 million outstanding principal amount of the 2002 Series B Bonds using our NRUCFC line of credit at an initial rate of 3.46%.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

          Chugach operates under the direction of a Board of Directors that is elected at large by our membership. Day-to-day business and affairs are administered by the CEO. Our seven-member

Board sets policy and provides direction to the CEO. No member of the Board is an employee of the company nor does any member of the Board have a material relationship with the company. Therefore, the Chugach Board has determined that all members are independent.

          Identification of Directors

          Elizabeth Vazquez, 56, is an attorney with the State of Alaska and has a Master of Business Administration (MBA). She was elected to the Board in 2005 and elected Board Chair in 2007. She also chairs the Board’s Operations Committee and serves on the Finance and Audit committees. She is a National Rural Electric Cooperative Association (NRECA) Credentialed Cooperative Director. She previously served as Treasurer and as Chair of the Finance Committee. Mrs. Vazquez’s current term expires in April 2008.

          Uwe Kalenka, 63, is a self-employed property manager. He was elected to the Board in 2005 and elected Board Vice Chairman in 2007. He serves on the Board’s Audit, Finance and Operations committees. Kalenka also serves as Chugach’s Alaska Power Association (APA) representative and is the Board liaison for MEA, HEA and the City of Seward. He is a NRECA Credentialed Cooperative Director and has received his Board Leadership Certificate. Mr. Kalenka’s current term expires in April 2008.

          P.J. Hill, 63, is an Associate Professor of Economics at the University of Alaska Anchorage and commercial fisherman. He was elected to the Board in 2007 and currently serves as Treasurer. Hill chairs the Board’s Finance and Audit Committees and serves on the Operations Committee. Mr. Hill’s current term ends in April 2010.

          Alex Gimarc, 56, is a systems analyst with the Muncipality of Anchorage. He was elected to the Board in 2007 and currently serves as Secretary. Gimarc currently serves on the Board’s Operations Committee and is also Chugach’s JAA representative. Mr. Gimarc’s current term ends in April 2010.

          Jeff Lipscomb, 57, is a project management consultant with JWL Engineering. He was elected to the Board in 2000 and re-elected in 2003 and 2006. Lipscomb currently serves on the Board’s Finance and Audit Committees. He also serves on Northwest Public Power Association’s (NWPPA) Board of trustees and chairs their Audit Committee and is a NRECA Credentialed Cooperative Director. He previously served as Board Treasurer and has also served as Chairman of the Operations, Finance and Audit Committees. Mr. Lipscomb’s current term ends in April 2009.

          Jim Nordlund, 55, is a self-employed homebuilder and general contractor with Nordlund Carpentry, LLC. Nordlund is a former legislator and state Director of Public Assistance. He was elected to the Board in 2006 and currently serves on the Board’s Operations Committee and is a NRECA Credentialed Cooperative Director. He previously served on the Board’s Operations, Finance and Audit Committees. Mr. Nordlund’s current term expires in April 2009.

          Rebecca Logan, 44, is President and Chief Executive Officer for the Associated Builders and Contractors, Alaska Chapter. She was appointed to fill a Board vacancy in 2007. Logan serves as Chugach’s APA Resolutions/Government Affairs representative. Mrs. Logan’s current term expires in April 2008.

          Identification of Executive Officers

          Brad W. Evans, 53, was appointed Interim CEO on December 5, 2007. Prior to that appointment, Mr. Evans had served as Sr. Vice President, Power Supply since March 20, 2006, General Manager, G&T Division since January 31, 2005, Sr. Vice President, Energy Supply since June 5, 2002 and Director, Energy Supply since February 26, 2001. Prior to his current Chugach employment, Mr. Evans served as Manager, System Dispatch for Golden Valley Electric Association.

          Edward Jenkin, 47, was appointed Acting Sr. Vice President Power Delivery on January 14, 2008. Mr. Jenkin has over 20 years utility experience in engineering, system operations, and planning. He is a Registered Engineer in the State of Alaska. Mr. Jenkin was promoted from the position of the Director, Engineering Services Division that he held since July of 2004. Prior to that Mr. Jenkin served as System Operations Supervisor beginning in February of 2000 and was the Senior Planning Engineer starting August of 1995. Mr. Jenkin began his utility career as an Engineering Technician for Matanuska Electric Association in April of 1982.

          Michael R. Cunningham, 58, was appointed Chief Financial Officer on June 5, 2002. Prior to that appointment he served as Controller since 1986. Prior to that, he was Budget Analyst and Manager of Accounting since beginning his Chugach employment in 1982. Prior to his Chugach employment, Mr. Cunningham spent 15 years in various capacities with Pacific Northwest Bell Telephone Company.

          Paul Risse, 53, was appointed Acting Sr. Vice President, Power Supply on December 6, 2007. Prior to that appointment, Mr. Risse had served as Director of Generation Technical Services since March 27, 2006; Manager, Plant Technical Services since January 1, 2003; Project Manager since August 15, 2000; Project Engineer since April 5, 2000; and Manager Substation Operations since January 25, 1995. Prior to his current Chugach employment, Mr. Risse served in various Transmission and Generation positions at Southern California Edison.

          Ron Vecera, 50, was appointed Acting Sr. Vice President, Strategic Planning & Corporate Affairs, on February 19, 2008. Prior to that appointment, Mr. Vecera served as Director of Member Services since 1997. Mr. Vecera has worked at Chugach over 25 years, including 20 years in Member Services and 5 years in Planning and Rates. Mr. Vecera has also worked for the Alaska Public Utilities Commission and has an MBA degree from Columbia University.

          Audit Committee Financial Expert

          Chugach is a cooperative and each Board member must be a member of the cooperative. The Board relies on the advice of all members of the Finance and Audit Committees, therefore the Board has not formally designated an Audit Committee financial expert.

          Identification of the Audit Committee

          Chugach Board Policy No. 127, “Audit Committee Charter,” defines the Audit Committee as follows:

The Audit Committee shall be comprised of three or more directors as determined by the Board. Unless otherwise determined by the Board, the members of the Board Finance Committee shall be the members of the Audit Committee. Committee members may enhance their familiarity with finance and accounting by participating in educational programs conducted by the Association or an outside consultant or other programs. The Committee may also retain the services of a qualified accounting professional with auditing expertise to assist it in the performance of its responsibilities.

          The Board shall appoint members of the Committee. Unless a Chair is designated by the Board, the members of the Committee may appoint their own Chair by majority vote. Members of the 2007 Audit Committee include Chair P.J. Hill and Directors Jeffrey Lipscomb, Elizabeth Vazquez and Uwe Kalenka.

          The disclosure required by §240.10A-3(d) regarding exemption from the listing standards for the audit committees is not applicable to the Chugach Audit Committee.

Item 11 - Executive Compensation

          Compensation Discussion and Analysis

          In 1986, National Rural Electric Cooperative Association (NRECA) developed the COMPensate wage and salary plan to provide its members with a systematic and standardized method to evaluate jobs in their specific cooperative, grade them, compare wages and salaries with those in similar electric utility systems and in the external marketplace and then create and apply statistically determined, equitable pay scales. In 1988, the Chugach Board approved implementation of NRECA’s COMPensate wage and salary plan for non-bargaining unit employees with the objective of establishing wages and salaries for non-bargaining unit employees that would attract and retain qualified personnel and encourage their superior performance, growth and development.

          Each year the regression analysis/compensation model is updated with current salary survey values to insure that the ranges reflect fair market value. The overall change to the salary ranges reflects market changes to the midpoint of the salary ranges and creates an opportunity for but not a guarantee of salary increases. Salary increases are not automatic and are based on performance. Salary increases are awarded to non-represented employees based on individual performance and their compa-ratio. The compa-ratio indicates where an individual’s annual salary is in relationship to the mid-point of their salary grade. The mid-point represents the market value of the individual position. Any changes to the COMPensate wage and salary plan for Chugach are approved by the Chugach Board.

          On February 21, 2007, the Board of Directors approved the following goals for the CEO however, on May 16, 2007, the Board returned the CEO goals to the Operations Committee for reconsideration. No compensation was linked to the success of each goal.

1.	Achieve service reliability targets of no more than 1.6 outages of 75 minutes or more per average customer and no more than 150 outage minutes per year per average customer

2.	Achieve customer survey results indicating high satisfaction with Chugach’s reliability, service and price

3.

Achieve utility financial management targets of an overall Margins For Interest/Interest (MFI/I) ratio of 1.37, equity to total capitalization ratio of 30.9%, a Distribution MFI/I ratio of 2.76 and a G&T MFI/I ratio of 0.82

4.	Be proactive in respect to the (2005 Test Year) Rate Case and management thereof

5.	Complete negotiations on the labor contracts

6.	Report periodically on benchmarking and process improvement efforts

7.	Finalize plan for new generation capacity by April 1, 2007

8.	Complete mid range fuel contract negotiations by November 1, 2007

9.	Make a recommendation to the Board for a G&T and Distribution organization by March 31, 2007

10.	Develop a Financial Management Plan by March 31, 2007

11.	Perceive to be a leader by employees and the Board. Achieve highly deemed personal ethics and accountability

12.	Effectively promote the Association and the Association’s goals with members of the public, governmental bodies and through the media

13.	Establish an effective organization that is designed and staffed to meet a changing environment

14.	Effectively participate in local, regional, state and national organizations to promote the Association and achieve Association’s goals

15.

Keep the Board informed of important industry issues and Chugach’s performance. Bring well thought-out recommendations for the Board’s consideration. Actively build trust and support of the Board. Encourage the Board to work together effectively and encourage innovative thinking on the part of the Board

16.

Create a positive work environment for employees and encourage team work. Delegate effectively to key staff and provide effective feedback. Keep employees informed about industry issues and trends and influence them to adapt to change. Assure that competent individuals are hired, trained and promoted. Empower employees to make decisions that improve Chugach’s performance

17.	Develop a Strategic Business Plan by October 15, 2007

18.	Achieve a lost time injury incident rate of less than 3.00

19.	Achieve a recordable incident rate of less than 6.0

20.	Achieve vehicle incidents of less than 7

21.	Promote an environment of safety in the workforce

22.	Receive no environmental violations during 2007

          On December 5, 2007, the Board voted to terminate the contract of Chugach’s CEO Bill Stewart and appointed Brad Evans as Interim CEO. Interim CEO Brad Evan’s Memorandum of Agreement provided for a one time bonus to be paid on or before January 11, 2008 (Ref. Exhibit 10.57).

          The salary and bonuses for all other named executive officers are set annually by the CEO within annual budget guidelines approved by the Board of Directors.

          Cash Compensation

          The following table sets forth all remuneration paid by us for the last two fiscal years to each of our executive officers, each of whose total cash and cash equivalent compensation exceeded $100,000 for 2007 and for all such executive officers as a group:

Summary Compensation Table

Name	Year	Salary	Bonus	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation[1]	Total

Bradley W. Evans	2007	$155,028	$10,000	$43,043	$6,070	$214,141
Interim Chief Executive	2006	$150,145	$0	$37,674	$1,107	$188,926
Officer

Michael R. Cunningham,	2007	$157,819	$0	$121,763	$16,798	$296,380
Chief Financial Officer	2006	$145,745	$0	$111,532	$10,084	$267,361

Lee D. Thibert,	2007	$174,235	$0	$75,324	$9,610	$259,169
Sr. Vice President, Power Delivery	2006	$161,983	$0	$70,874	$8,709	$241,566

Paul Risse,	2007	$121,279	$2,000	$41,415	$838	$165,532
Acting Sr. Vice President, Power Supply	2006	$115,576	$0	$38,736	$820	$116,396

William R. Stewart,	2007	$213,115	$0	$80,138	$48,960	$342,213
(Former) Chief Executive Officer	2006	$217,208	$33,000	$60,454	$30,863	$341,525

1Includes costs for life insurance premiums, tax gross up and payment for unused vacation days. The amount in 2007 for Mr. Cunningham includes $14,680 of payment for unused vacation days. The amount in 2007 for Mr. Stewart includes $44,249 of payment for unused vacation days.

          On March 19, 2008, the Board of Directors voted to terminate former CEO William R. Stewart for cause, therefore Mr. Stewart may not receive any further compensation over the remaining term of his employment contract. Mr. Stewart has contested the Board’s decision to terminate him for cause, and, in accordance with the dispute resolution mechanism in his employment agreement, has demanded arbitration. In the event an arbitrator rules in favor of Mr. Stewart, he will be entitled to up to 18 months severance pay and benefits.

          Pension Benefits

          We have elected to participate in the National Rural Electric Cooperative Association (NRECA) Retirement Security Plan (the “Plan”), a multiple employer defined benefit master pension plan maintained and administered by the NRECA for the benefit of its members and their employees. Under FAS 87, the plan is a multi employer plan, in which the accumulated benefits and plan assets are not determined or allocated separately to individual employers. The Plan is intended to be a qualified pension plan under Section 401(a) of the Code. All our employees not covered by a union agreement become participants in the Plan on the first day of the month following completion of one year of eligibility service. An employee is credited with one year of eligibility service if he or she completes 1,000 hours of service either in his or her first twelve consecutive months of employment or in any calendar year for us or certain other employers in rural electrification (related employers). Pension benefits vest at the rate of 10% for each of the first four years of vesting service and become fully vested and nonforfeitable on the earlier of the date a participant has five years of vesting service or the date the participant attains age fifty-five while employed by us or a related employer. A participant is credited with one year of vesting service for each calendar year in which he or she performs at least one hour of service for us or a related employer. Pension benefits are generally paid upon the participant’s retirement or death. A participant may also elect to receive pension benefits while still employed by us if he or she has reached his normal retirement date by completing thirty years of benefit service (defined below) or, if earlier, by attaining age sixty-two. A participant may elect to receive actuarially reduced early retirement pension benefits before his or her normal retirement date provided he or she has attained age fifty-five.

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

          On October 16, 2002, the Board authorized an amendment to the Plan with an effective date of November 1, 2002. Under the amended Plan, the retirement benefit payable to any Participant whose retirement is postponed beyond his or her Normal Retirement Date shall be computed as of the Participant’s actual retirement date. The retirement benefit payable to any Participant under the 30-Year Plan shall be computed as of the first day of the month in which the Participant’s actual retirement date occurs.

          Benefit service as of December 31, 2007 that is taken into account under the Plan for the executive officers is shown below with the assumptions for calculation of the present value of accumulated benefits.

Pension Benefits Table

Name	Plan	Number of Credited Years of Service	Present Value of Accumulated Benefit	Payments/ Conversions During Last Fiscal Year

Bradley W. Evans,	Retirement	6.83	$184,321	$0
Interim Chief Executive Officer	Security

Michael R. Cunningham,	Retirement	24.08	$803,870	$0
Chief Financial Officer	Security

Lee D. Thibert,	Retirement	19.58	$538,322	$0
Sr. Vice President, Power Delivery	Security

Paul R. Risse,	Retirement	11.92	$245,441	$0
Acting Sr. Vice President, Power Supply	Security

William R. Stewart,	Retirement	5.17	$254,914	$0
(Former) Chief Executive Officer	Security

          It is assumed that participants retire at the earlier of age 62 or 30 years of benefit service and elect a lump sum benefit.

          Lump sum amounts are calculated using the 30-year Treasury rate, which was 4.69% for 2007, and the required IRS mortality table for lump sum payments. The lump sum is then discounted at 5.75% interest only with no mortality assumed from age 62 back to December 31, 2007.

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

Deferred Compensation Table

Name	Executive Contributions in last FY	Registrant Contributions/ Conversions in last FY	Aggregate Earnings in last FY	Aggregate Withdrawals/ Distributions	Aggregate balance at FYE

Michael R. Cunningham, Chief Financial Officer	$15,500	$0	$2,180	$0	$75,817

William R. Stewart, (Former) Chief Executive Officer	$0	$0	$14,739	$0	$317,106

          Potential Termination Payments

          Pursuant to a Chugach Operating Policy, non-represented employees, including the executive officers except the Chief Executive Officer, who are terminated by Chugach for reasons unrelated to employee performance are entitled to severance pay for each year or partial year of service as follows: two weeks for each year of service to a maximum of twenty (26) weeks for thirteen (13) years or more of service. If the Interim CEO is terminated with or without cause, he shall revert to his position of Senior Vice President of Power Supply. (Ref. Exhibit 10.57)

          The following is a list of the estimated severance payments, including the payment of accrued vacation that would be made to each of the executive officers in the case of termination not related to employee performance:

Potential Termination Payments Table

Name	Estimated Severance Payment

Bradley W. Evans, Interim Chief Executive Officer	$53,186

Michael R. Cunningham, Chief Financial Officer	$96,025

Paul R. Risse, Acting Sr. Vice President, Power Supply	$123,912

          On December 5, 2007, the Board voted to terminate the contract of Chugach’s CEO Bill Stewart. On March 19, 2008, the Board of Directors voted to terminate former CEO William R. Stewart for cause, therefore Mr. Stewart may not receive any further compensation over the remaining term of his employment contract. Mr. Stewart has contested the Board’s decision to terminate him for cause, and, in accordance with the dispute resolution mechanism in his employment agreement, has demanded arbitration. In the event an arbitrator rules in favor of Mr. Stewart, he will be entitled to up to 18 months severance pay and benefits.

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

          The following table sets forth the dollar amounts of all fees paid in cash by us for the fiscal year ending December 31, 2007 to each of our current and former Board members:

Director Compensation Table

Name	Fees Paid In Cash

Elizabeth Vazquez, Chairman and Director	$15,350

Uwe Kalenka, Vice-Chairman and Director	$16,350

P. J. Hill, Treasurer and Director	$5,800

Alex Gimarc, Secretary and Director	$4,600

Jeff Lipscomb, Director	$10,350

Jim Nordlund, Director	$8,800

Rebecca Logan, Director	$2,800

Alan B Christopherson, Former Director	$5,000

Bruce E. Davison, Former Director	$2,800

David Cottrell, Former Director	$2,800

          Two new Board members were elected at Chugach’s annual membership meeting held on April 26, 2007. P.J. Hill and Alex Gimarc were elected to three-year terms, replacing directors Bruce Davison and David Cottrell. On September 7, 2007, Director Alan Christopherson tendered his resignation from the Board. On October 17, 2007, the Board voted to fill the vacancy with Rebecca Logan.

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

Not Applicable

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Not Applicable

Item 14 – Principal Accounting Fees and Services

          The Audit Committee of the Board retained KPMG LLP as the independent registered public accounting firm for Chugach during the fiscal year ended December 31, 2007.

          Fees and Services

          KPMG LLP has provided certain audit, audit-related, tax and non-audit services, the fees for which are as follows:

	2007	2006

Audit and audit-related services:
Audit and quarterly reviews	$209,940	$122,962
Audit-related services (Single audit and employee benefit plans)	$34,925	$45,150
Non-audit services:
Tax consulting and return preparation	$3,750	$3,250
Other services	$21,238	0

Total	$269,853	$171,362

          The Audit Committee of the Board has a policy to pre-approve all services to be provided by Chugach’s independent public accountants. All services from KPMG LLP for fiscal years ended December 31, 2007 and 2006 were approved by the Audit Committee.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

Other schedules are omitted as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Chugach Electric Association, Inc.

Under date of April 14, 2008, we reported on the balance sheets of Chugach Electric Association, Inc. as of December 31, 2007 and 2006, and the related statements of operations, changes in equities and margins and cash flows for each of the years in the three-year period ended December 31, 2007, which are included in the 2007 Annual Report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule in the 2007 Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG, LLP

Anchorage, Alaska
April 14, 2008

Schedule II

CHUGACH ELECTRIC ASSOCIATION, INC.

Valuation and Qualifying Accounts

	Balance at Beginning Of year	Charged To costs And expenses	Deductions	Balance at end of year

Allowance for doubtful accounts:
Activity for year ended:
December 31, 2007	(586,221)	(21,817)	66,670	(541,368)
December 31, 2006	(398,321)	(44,942)	(142,958)	(586,221)
December 31, 2005	(364,261)	(270,713)	236,653	(398,321)

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant. (13)

3.2	Bylaws of the Registrant. (27)

4.11	Tenth Supplemental Indenture of Trust between the Registrant and U.S. Bank Trust National Association dated April 1, 2001. (11)

4.12	Eleventh Supplemental Indenture of Trust between the Registrant and U.S. Bank Trust National Association. (14)

4.13	Amended and Restated Indenture between the Registrant and U.S. Bank Trust National Association dated April 1, 2001. (11)

4.14	Form of 2001 Series A Bond due 2011. (11)

4.15	Form of 2002 Series A Bond due 2012. (14)

4.16	Form of 2002 Series B Bond due 2012. (14)

10.1	Wholesale Power Agreement between the Registrant and the City of Seward. (1)

10.2	Joint Use Agreement between the Registrant and the City of Seward dated effective as of September 11, 1998. (1)

10.3	Net Billing Agreement among the Registrant and the City of Seward dated effective as of September 11, 1998. (1)

10.4	Agreement for the Sale and Purchase of Electric Power and Energy between the Registrant and the City of Seward dated effective as of September 11, 1998. (8)

10.4.1	Amendment No. 1 to Agreement for the Sale and Purchase of Electric Power and Energy between the Registrant and the City of Seward dated effective as of July 9, 2001. (13)

10.4.2	2006 Agreement for the Sale and Purchase of Electric Power and Energy between the Registrant and the City of Seward dated effective as of June 1, 2006.

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

10.39.3

Settlement of Dispute Over Nikiski Cogeneration Plant System Use and Dispatch Agreement and Premium Demand Charges Under HEA PSA between the Registrant and Alaska Electric and Energy Cooperative, Inc. and Homer Electric Association, Inc. dated January 15, 2008.

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

10.44	Line of Credit Agreement and Promissory Note between the Registrant and the National Bank for Cooperatives dated May 5, 1993. (1)

10.44.1	Amendment to Line of Credit Agreement between the Registrant and the National Bank for Cooperatives dated March 11, 1994. (1)

10.44.2	Amendment to Line of Credit Agreement between the Registrant and the National Bank for Cooperatives and amended and restated Promissory Note dated April 18, 1994. (1)

10.44.3	Amendment to Line of Credit Agreement between the Registrant and the National Bank for Cooperatives dated May 1, 1995. (1)

10.44.4	Amendment to Line of Credit Agreement between the Registrant and the National Bank for Cooperatives dated May 15, 1995. (1)

10.44.5	Amendment to Line of Credit Agreement between the Registrant and CoBank, ACB dated September 30, 2000. (10)

10.44.6	Amendment to Line of Credit Agreement between the Registrant and CoBank, ACB dated December 27, 2002. (18)

10.44.7	Promissory Note and Consolidating Committed Resolving Credit Supplement between the Registrant and CoBank, ACB dated May 3, 2005. (22)

10.45.1	Master Loan Agreement between the Registrant and CoBank, ACB dated December 27, 2002. (17)

10.45.2	Promissory Note and Consolidating Term Loan Supplement between the Registrant and CoBank, ACB dated December 27, 2002. (17)

10.45.3	Master Loan Agreement between the Registrant and CoBank, ACB dated May 3, 2005 (22)

10.45.4	Promissory Note and Supplement between the Registrant and CoBank, ACB dated August 24, 2005. (23)

10.45.5	Amended and Restated Promissory Note and Committed Revolving Credit Supplement between the Registrant and CoBank, ACB dated September 12, 2006. (26)

10.45.6	Amended and Restated Promissory Note and Multiple Advance Term Loan Supplement between the Registrant and CoBank, ACB dated June 5, 2007. (30)

10.45.7	Amended and Restated Promissory Note and Committed Revolving Credit Supplement between the Registrant and CoBank, ACB dated October 10, 2007. (30)

10.47	Line of Credit Agreement between the Registrant and the National Rural Utilities Cooperative Finance Corporation dated October 15, 2002. (17)

10.47.1	Line of Credit Agreement between the Registrant and the National Rural Utilities Cooperative Finance Corporation dated October 17, 2007. (30)

10.52	Employment Agreement between the Registrant and Evan J. Griffith dated effective April 21, 2004. (20)

10.53	First Amended Memorandum of Agreement between the Registrant and William R. Stewart dated effective March 17, 2006. (24)

10.54	Employment Agreement between the Registrant and William R. Stewart dated effective July 1, 2006. (25)

10.55	Order accepting settlement agreements, amending procedural schedule, and permitting supplemental testimony and statement of commissioner Dave Harbour dissenting in part and concurring in part. (29)

10.56	Order On Offer Of Settlement And Issuing New License between the Registrant and the Federal Energy Regulatory Commission dated effective August 24, 2007.

10.57	Memorandum of Agreement between the Registrant and Bradley Evans dated effective December 6, 2007.

10.58

Agreement Covering Terms and Conditions of Employment for Beluga Power Plant Culinary Employees between the Registrant and the Hotel Employees & Restaurant Employees Union Local 878 dated effective December 13, 2007.

10.59

Agreement Covering Terms and Conditions of Employment for Office and Engineering Personnel between the Registrant and the International Brotherhood of Electrical Workers Local 1547 dated effective September 13, 2007.

10.60

Agreement Covering Terms and Conditions of Employment for Generation Plant Personnel between the Registrant and the International Brotherhood of Electrical Workers Local 1547 dated effective November 9, 2007.

10.61

Agreement Covering Terms and Conditions of Employment for Outside Plant Personnel between the Registrant and the International Brotherhood of Electrical Workers Local 1547 dated effective December 12, 2007.

10.62	Memorandum of Understanding Regarding Joint Development of South Anchorage Power Project between the Registrant and Anchorage Municipal Light and Power dated effective February 28, 2008.

14	Code of Ethics for Senior Financial Officers of the Registrant dated effective June 16, 2004. (21)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Press release announcing plans to explore a possible merger or joint operations between the Registrant and Municipal Light & Power dated effective June 15, 2007. (28)

99.1	Press release announcing a panel recommendation that the Municipality of Anchorage and the registrant explore joint generation and operations dated effective February 8, 2008. (31)

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

(20) Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2004.

(21) Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2004.

(22) Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2005.

(23) Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2005.

(24) Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K dated December 31, 2005.

(25) Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2006.

(26) Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K dated December 31, 2006.

(27) Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2007.

(28) Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated June 21, 2007

(29) Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2007.

(30) Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2007.

(31) Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated February 8, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 11, 2008.

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Bradley W. Evans
Bradley W. Evans, Interim Chief Executive Officer

Date:	April 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 11, 2008, by the following persons on behalf of the registrant in the capacities indicated:

/s/ Bradley W. Evans
Bradley W. Evans	Interim Chief Executive Officer
(Principal Executive Officer)

/s/ Edward M. Jenkin
Edward M. Jenkin	Acting Sr. Vice President, Power Delivery

/s/ Michael R. Cunningham
Michael R. Cunningham	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

/s/ Paul Risse
Paul Risse	Acting Sr. Vice President, Power Supply

/s/ Ronald K. Vecera
Ronald K. Vecera	Acting Sr. Vice President, Strategic Planning &
Corporate Affairs

/s/ Elizabeth Vazquez
Elizabeth Vazquez	Director & Chairman of the Board

/s/ Uwe Kalenka
Uwe Kalenka	Director & Vice-Chairman of the Board

/s/ P.J. Hill
P. J. Hill	Director & Treasurer of the Board

/s/ Alex Gimarc
Alex Gimarc	Director & Secretary of the Board

/s/ Jeffrey Lipscomb
Jeffrey Lipscomb	Director

/s/ James Nordlund
James Nordlund	Director

/s/ Rebecca Logan
Rebecca Logan	Director

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants, which have not registered securities pursuant to Section 12, of the Act:

Chugach has not made an Annual Report to securities holders for 2007 and will not make such a report after the filing of this Form 10-K. As a consequence, no copies of any such report will be furnished to the Securities and Exchange Commission.