Form 10-Q
period 2008-03-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2008-05-13
CIK 878004

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

                  For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               [X] Yes [ ] No

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer [ ]             Accelerated filer [ ]
     Non-accelerated filer [X]               Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  [ ] Yes [X] No

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                TABLE OF CONTENTS

Caution Regarding Forward-Looking Statements                                   2

Part I. Financial Information
-----------------------------

   Item 1.   Financial Statements (unaudited)                                  2

             Balance Sheets - as of March 31, 2008 and December 31, 2007       3

             Statements of Operations - Three months ended March 31, 2008
             and March 31, 2007                                                5

             Statements of Cash Flows - Three Months Ended March 31, 2008
             and March 31, 2007                                                6

             Notes to Financial Statements                                     7

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        15

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk       26

   Item 4.   Controls and Procedures                                          27

Part II. Other Information
--------------------------

   Item 1.   Legal Proceedings                                                27

   Item 1A.  Risk Factors                                                     27

   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      27

   Item 3.   Defaults Upon Senior Securities                                  27

   Item 4.   Submission of Matters to a Vote of Security Holders              27

   Item 5.   Other Information                                                28

   Item 6.   Exhibits                                                         28

             Signatures                                                       28

             Exhibits                                                         29

Caution Regarding Forward-Looking Statements
--------------------------------------------

Statements in this report that do not relate to historical facts, including statements relating to future plans, events or performance, are forward-looking statements that involve risks and uncertainties. Actual results, events or performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report and the accuracy of which is subject to inherent uncertainty. It is suggested these statements are read in conjunction with our audited financial statements for the year ended December 31, 2007, filed as part of our annual report on Form 10-K. Chugach Electric Association, Inc. (Chugach) undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances that may occur after the date of this report or the effect of those events or circumstances on any of the forward-looking statements contained in this report, except as required by law.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements and notes to the financial statements of Chugach as of and for the quarter ended March 31, 2008, follow.

                       Chugach Electric Association, Inc.
                                 Balance Sheets
                                   (Unaudited)

                 Assets                       March 31, 2008  December 31, 2007
--------------------------------------------  --------------  -----------------

Utility Plant:
   Electric Plant in service                  $  810,008,996  $     805,631,207
   Construction work in progress                  15,892,543         17,712,884
                                              --------------  -----------------
      Total utility plant                        825,901,539        823,344,091
   Less accumulated depreciation                (374,878,056)      (367,391,921)
                                              --------------  -----------------
      Net utility plant                          451,023,483        455,952,170

Other property and investments, at cost:
   Nonutility property                                24,461             24,461
   Investments in associated organizations        11,993,216         11,993,378
   Special Funds                                     663,334            768,041
                                              --------------  -----------------
      Total other property and investments        12,681,011         12,785,880

Current assets:
   Cash and cash equivalents                       3,732,545          6,209,936
   Special deposits                                  125,117            125,117
   Fuel cost under-recovery                        1,729,941                  0
   Accounts receivable, net                       26,893,638         31,355,481
   Materials and supplies                         30,793,883         28,422,088
   Prepayments                                     1,708,070          1,357,980
   Other current assets                              378,483            264,501
                                              --------------  -----------------
      Total current assets                        65,361,677         67,735,103

Deferred charges, net                             20,790,842         21,252,965
                                              --------------  -----------------

Total assets                                  $  549,857,013  $     557,726,118
                                              ==============  =================

See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
                           Balance Sheets (continued)
                                   (Unaudited)

           Liabilities, Equities and Margins             March 31, 2008   December 31, 2007
------------------------------------------------------   --------------   -----------------
Equities and margins:
   Memberships                                           $    1,354,538   $       1,345,013
   Patronage capital                                        143,769,998         138,713,338
   Other                                                      9,161,237           9,252,085
                                                         --------------   -----------------
      Total equities and margins                            154,285,773         149,310,436

Long-term obligations, excluding current installments:
   Bonds payable                                            270,000,000         299,600,000
   National Bank for Cooperatives                            44,396,463          45,823,500
                                                         --------------   -----------------
      Total long-term obligations                           314,396,463         345,423,500

Current liabilities:
   Current installments of long-term obligations              4,283,381          10,106,804
   Short-term obligations                                    35,213,659                   0
   Accounts payable                                           4,500,399           7,935,566
   Consumer deposits                                          2,419,383           2,403,051
   Fuel cost over-recovery                                            0           1,596,010
   Accrued interest                                           1,935,225           6,304,609
   Salaries, wages and benefits                               5,889,054           5,953,873
   Fuel                                                      22,130,495          22,337,653
   Other liabilities                                          2,655,518           3,680,212
                                                         --------------   -----------------
      Total current liabilities                              79,027,114          60,317,778

Deferred compensation                                           663,334             768,041
Deferred liabilities                                          1,484,329           1,906,363
                                                         --------------   -----------------

Total liabilities, equities and margins                  $  549,857,013   $     557,726,118
                                                         ==============   =================

See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                          Three months ended March 31

                                                              2008            2007
                                                         -------------   -------------
Operating revenues                                       $  71,871,288   $  71,453,124

Operating expenses:
   Fuel                                                     32,086,549      28,307,939
   Production                                                3,769,323       3,474,724
   Purchased power                                           7,601,324      10,741,367
   Transmission                                              1,330,778       1,724,152
   Distribution                                              2,767,903       3,340,193
   Consumer accounts                                         1,352,118       1,213,349
   Administrative, general and other                         5,047,021       5,081,551
   Depreciation and amortization                             7,380,319       7,231,936
                                                         -------------   -------------
      Total operating expenses                              61,335,335      61,115,211

Interest on long-term debt                                   5,675,210       6,091,851
   Other                                                        71,622          86,394
   Charged to construction                                    (116,094)       (159,230)
                                                         -------------   -------------
      Net interest expenses                                  5,630,738       6,019,015
                                                         -------------   -------------
Net operating margins                                        4,905,215       4,318,898

Nonoperating margins:
Interest income                                                117,588         203,258
Capital credits, patronage dividends and other                  34,004          66,662
                                                         -------------   -------------
Total nonoperating margins                                     151,592         269,920
                                                         -------------   -------------

Assignable margins                                       $   5,056,807   $   4,588,818
                                                         =============   =============

See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                      Three months ended March 31
                                                                                                        2008              2007
                                                                                                   --------------   ---------------
Cash flows from operating activities:
-------------------------------------
     Assignable margins                                                                            $    5,056,807   $     4,588,818
                                                                                                   --------------   ---------------
Adjustments to reconcile assignable margins to net cash provided activities:

     Depreciation and amortization                                                                      8,632,257         7,777,052
     Capitalized interest                                                                                (150,302)         (226,491)
     Write off of deferred charges                                                                              0                 0
     Other                                                                                                    162                 0

Changes in assets and liabilities:
   (Increase) decrease in assets:
     Accounts receivable                                                                                4,461,844        (2,699,365)
     Fuel cost under-recovery                                                                          (1,729,941)                0
     Materials and supplies                                                                            (2,371,795)       (2,697,202)
     Prepayments                                                                                         (350,090)         (258,937)
     Other assets                                                                                        (113,982)         (116,585)
     Deferred charges                                                                                    (376,261)          116,331

Increase (decrease) in liabilities:
     Accounts payable                                                                                  (2,161,140)        2,511,196
     Consumer deposits                                                                                     16,331           164,297
     Fuel cost over-recovery                                                                           (1,596,010)          556,879
     Accrued interest                                                                                  (4,369,384)       (4,294,395)
     Salaries, wages and benefits                                                                         (64,819)         (149,233)
     Fuel                                                                                                (207,158)        2,687,433
     Other liabilities                                                                                    309,234           313,523
     Deferred liabilities                                                                                   4,099                 0
                                                                                                   --------------   ---------------
       Net cash provided by operating activities                                                        4,989,852         8,273,321
                                                                                                   --------------   ---------------
Investing activities:
---------------------
     Extension and replacement of plant                                                                (3,988,911)      (11,435,197)
                                                                                                   --------------   ---------------
       Net cash used for investing activities                                                          (3,988,911)      (11,435,197)
                                                                                                   --------------   ---------------
Cash flows from financing activities:
-------------------------------------
     Repayments of long-term obligations                                                              (36,850,460)       (6,586,983)
     Proceeds from short-term borrowing                                                                35,213,659         3,500,000
     Memberships and donations received (refunded)                                                        (81,323)            2,380
     Retirement of patronage capital and estate payments                                               (1,334,075)         (444,196)
     Net refunds on consumer advances for construction                                                   (426,133)          (58,578)
                                                                                                   --------------   ---------------
       Net cash used for financing activities                                                          (3,478,332)       (3,587,377)
                                                                                                   --------------   ---------------
Net decrease in cash and cash equivalents                                                              (2,477,391)       (6,749,253)

Cash and cash equivalents at beginning of period                                                   $    6,209,936   $     9,844,914
------------------------------------------------                                                   --------------   ---------------

Cash and cash equivalents at end of period                                                         $    3,732,545   $     3,095,661
------------------------------------------                                                         ==============   ===============

Supplemental disclosure of non-cash investing and financing activities
   Retirement of plant                                                                             $       16,917   $         8,398
   Extension and replacement of plant included in accounts payable                                 $      277,894   $       944,351
Supplemental disclosure of cash flow information - interest expense paid,
   excluding amounts capitalized                                                                   $   10,000,122   $     6,080,529
                                                                                                   ==============   ===============

See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                             March 31, 2008 and 2007

1.    PRESENTATION OF FINANCIAL INFORMATION

      The accompanying unaudited interim financial statements include the accounts of Chugach Electric Association, Inc. (Chugach) and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. They should be read in conjunction with our audited financial statements for the year ended December 31, 2007, filed as part of our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

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

      Chugach operates on a not-for-profit basis and accordingly, seeks only to generate revenues sufficient to pay operating and maintenance costs, the cost of purchased power, capital expenditures, depreciation, and principal and interest on all indebtedness and to provide for reserves. Chugach is subject to the regulatory authority of the Regulatory Commission of Alaska
      (RCA).

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

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                             March 31, 2008 and 2007

      c.    Regulation

      The accounting records of Chugach conform to the Uniform System of Accounts as prescribed by the Federal Energy Regulatory Commission (FERC). Chugach meets the criteria, and accordingly, follows the accounting and reporting requirements of Statement of Financial Accounting Standards
      (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No.71).

      SFAS No. 71 provides for the recognition of regulatory assets and liabilities as allowed by regulators for costs or credits that are reflected in current rates or are considered probable of being included in future rates. The regulatory assets or liabilities are then relieved as the cost or credit is reflected in rates.

      d.    Income Taxes

      Chugach is exempt from federal income taxes under the provisions of
      Section 501(c)(12) of the Internal Revenue Code, except for unrelated business income. For the three months ended March 31, 2008, Chugach received no unrelated business income. In addition, Chugach collects sales tax and is assessed gross receipts and excise taxes which are presented on a net basis in accordance with Emerging Issues Task Force (EITF) No. 06-3 "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement."

      e.    Presentation of Financial Information

      Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation. The reclassifications represent the non-cash change in accounts payable associated with capital expenditures and capital credit retirements.

      Cash Flow reclassifications
      ---------------------------

      Net cash provided by operating activities                    $  3,142,732
      Net cash used in investing activities                        $ (2,743,971)
      Net cash used in financing activities                        $   (398,761)

3.    REGULATORY MATTERS

Revision to Current Depreciation Rates (Docket No. U-04-102)

Chugach implemented new depreciation rates effective January 1, 2004, based on an update of the 1999 Depreciation Study utilizing Electric Plant in Service balances as of December 31, 2002. The 2002 Depreciation Study was submitted to the RCA for approval on November 19, 2004. On March 9, 2005, the RCA ruled in Order No. 2 that depreciation rates may not be implemented without prior approval of the RCA.

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                             March 31, 2008 and 2007

In Order No. 9 dated January 10, 2006, the RCA ruled substantially in Chugach's favor approving the 2002 Depreciation Study with certain changes to the proposed depreciation rates. The main effect of this decision was to allow Chugach to revise its depreciation rates effective January 1, 2005. Because Chugach did not request changes to the electric rates charged to our customers based on the proposed new depreciation rates, there was no immediate electric rate impact.

Wholesale customers MEA and HEA were active in the proceeding. Subsequently, MEA and HEA filed an appeal of the RCA's decision in Superior Court, see "Footnote 5, Legal Proceedings - Matanuska Electric Association, Inc. (MEA) v. State of Alaska, Regulatory Commission of Alaska, Superior Court Case No. 3AN-06-8243 Civil." HEA later dismissed its appeal leaving MEA's claim focusing mainly on the question of whether implementation of the new depreciation rates as of January 1, 2005 constituted illegal retroactive rate making. Briefing is complete. The oral argument before the Superior Court previously scheduled for April 29, 2008, will be rescheduled.

2005 Test Year General Rate Case (Docket U-06-134)

On September 29, 2006, Chugach filed a general rate case based on a 2005 test year with the RCA. Overall revenues were proposed to increase $2.8 million in the initial filing.

A settlement agreement reached in July 2007 between several of the intervenors and Chugach was accepted by the RCA in Order No. 15. On April 1, 2008, the RCA issued Order No. 21 in Docket U-06-134. In this Order, the RCA approved the rates from the Settlement Agreement among Chugach, HEA and SES that it had previously accepted. MEA did not join the Settlement Agreement and this Order addressed the issues that it had raised. The effect of Order 21 is that overall revenues will decrease by 0.8%, or $0.9 million, with retail revenue decreasing by 4.8%, or $4.2 million and wholesale revenue increasing by 11.0%, or $3.3 million. Order No. 21 is effective June 1, 2008.

On April 21, 2008, Chugach filed a Petition for Reconsideration of Order 21. Chugach asked the RCA to reconsider its decisions on the allocator for long-term debt and interest expense and the requirement for specific scenarios in Chugach's Financial Management Plan. Chugach also proposed corrections to the RCA calculation of the debt allocator it ordered. No other parties filed for reconsideration of the order. The RCA has until May 21, 2008, to render a decision on Chugach's petition.

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                             March 31, 2008 and 2007

4.    LINES OF CREDIT

Chugach maintains a $7.5 million line of credit with CoBank, ACB (CoBank). The CoBank line of credit will expire on October 31, 2008, subject to annual renewal at the discretion of the parties. Chugach borrowed $2.5 million on this line of credit in January of 2008. In February of 2008, Chugach borrowed an additional $2.0 million and repaid $1 million. In March of 2008, Chugach borrowed an additional $4.0 million and repaid $2.0 million. At March 31, 2008 and 2007, the outstanding balance on this line of credit was $5.5 and $3.5 million, respectively. The borrowing rate is calculated using the CoBank BaseRate on the first day of the week plus 3%. The borrowing rate at March 31, 2008 and 2007 was 4.25% and 6.79%, respectively. In April of 2008, Chugach had additional line of credit activity, however, in May of 2008 Chugach paid the outstanding balance on this line of credit.

In addition, Chugach has an annual line of credit of $50 million available with the National Rural Utilities Cooperative Finance Corporation (NRUCFC). On March 20, 2008, Chugach borrowed $29.7 million on this line of credit to redeem the outstanding principal amount and pay accrued interest on the 2002 Series B Bonds. This single borrowing represented the outstanding balance on this line of credit at March 31, 2008. The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. Repayment of this line of credit is required by March 15, 2009, and is therefore classified as short-term. Management is currently evaluating long-term financing options. Chugach did not utilize this line of credit during the first quarter of 2007 and had no balance outstanding at March 31, 2007. The borrowing rate is calculated using the total rate per annum as may be fixed by CFC and will not exceed the Prevailing Prime Rate, plus one percent per annum. The borrowing rate at March 31, 2008 and 2007 was 3.55% and 7.15%, respectively. The NRUCFC line of credit expires October 31, 2012.

The CoBank and NRUCFC lines of credit are immediately available for unconditional borrowing.

5.    LEGAL PROCEEDINGS

Matanuska Electric Association, Inc. (MEA) v. State of Alaska, Regulatory Commission of Alaska, Superior Court Case No. 3AN-06-8243 Civil

On May 17, 2006, MEA appealed and on May 30, 2006, HEA cross appealed the RCA's decision in Commission Docket No. U-04-102, see "Footnote 2, Regulatory Matters
- Revision to Current Depreciation Rates (Docket No. U-04-102)." On appeal, MEA claims the RCA's decision dated January 10, 2006, to authorize Chugach to implement new depreciation rates as of January 1, 2005, constituted illegal retroactive rate making. MEA further contends that the RCA's reliance on avoidance of regulatory lag as a basis for its decision was improper. MEA also challenged certain of the RCA's discovery rulings. Chugach has joined the State of Alaska in defending the RCA's rulings. HEA stipulated with the other parties to dismiss its cross appeal which the Court granted by order dated September 11, 2007. All of the parties have filed their

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                             March 31, 2008 and 2007

respective briefs. The oral argument previously scheduled for April 29, 2008, will be rescheduled.

The ultimate resolution of this matter is not currently determinable. In the opinion of management, an adverse outcome is not likely to have a material adverse effect on Chugach's results of operations, financial condition or liquidity. No reserves have been established for this matter.

6.    RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 141R "Business Combinations"

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, "Business Combinations." SFAS No. 141R replaces FASB Statement No. 141, "Business Combinations." This statement retains the requirements in SFAS No. 141 that the acquisition method of accounting be used and for an acquirer to be identified for each business combination. This statement defines the acquirer and establishes the acquisition date. This statement applies only to business combinations in which control was obtained by transferring consideration. By applying the same method, this statement improves the comparability of the information about business combinations provided in financial reports. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Chugach will begin application of SFAS No. 141R on January 1, 2009, and it does not expect to have a material affect on our results of operations, financial position, and cash flows.

SFAS 161 "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133"

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. Chugach will begin application of SFAS No. 161 on January 1, 2009, and does not expect it to have a material effect on our results of operations, financial position, and cash flows.

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                             March 31, 2008 and 2007

FSP FAS 157-1 "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13"

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13." FSP FAS 157-1 restricts the application of SFAS No. 157 "Fair Value Measurements" to exclude SFAS No. 13 "Accounting for Leases," and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. However, FSP FAS 157-1 stresses its application to assets acquired and liabilities assumed in business combinations required to be measured at fair value under SFAS No. 141 "Business Combinations" regardless of their relation to leases. FSP FAS 157-1 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Chugach began application of SFAS No. 157 on January 1, 2008, which did not have a material effect on our results of operations, financial position, and cash flows.

FSP FAS 157-2 "Effective Date of FASB Statement No. 157"

In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157." FSP FAS 157-2 deferred the effective date of applying SFAS No. 157 to nonfinancial assets and nonfinancial liabilities, from financial statements issued for fiscal years beginning after November 15, 2007, to fiscal years beginning after November 15, 2008. FSP FAS 157-2 is effective upon issuance. Chugach will begin application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities on January 1, 2009, which is not expected to have a material effect on our results of operations, financial position, and cash flows.

7.    FAIR VALUES OF ASSETS AND LIABILITIES

On January 1, 2008, Chugach adopted the provisions of FAS 157, Fair Value Measurements. FAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements.

Fair Value Hierarchy

In accordance with FAS 157 Chugach groups its financial assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 - Valuation is based upon quoted prices for identical instruments traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and federal agency securities, which are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                             March 31, 2008 and 2007

Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect Chugach's estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The table below presents the balance of Chugach's non-qualified deferred compensation plan measured at fair value on a recurring basis.

          Total       Level 1     Level 2     Level 3
          -----       -------     -------     -------
        $ 663,334    $  663,334     $ 0         $ 0

Chugach had no Level 2 or Level 3 assets or liabilities measured at fair value on a recurring basis.

8.    ENVIRONMENTAL MATTERS

The Clean Air Act and Environmental Protection Agency (EPA) regulations under the act (the "Clean Air Act") establish ambient air quality standards and limit the emission of many air pollutants. Some Clean Air Act programs that regulate electric utilities, notably the Title IV "acid rain" requirements, do not apply to facilities located in Alaska. The EPA's anticipated regulations to limit mercury emissions from fossil-fired steam-electric generating facilities are not expected to materially impact Chugach because our thermal power plants burn exclusively natural gas.

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

In March 2007, Chugach conducted emissions testing at the Bernice Lake Power Plant which indicated that two of the gas turbines at the facility were exceeding the New Source Performance Standards (NSPS) emission limit for nitrogen oxides (NOx). Chugach voluntarily limited the power output of these turbines to ensure interim compliance with the NSPS regulations and is currently in the final stages of commissioning a water injection system to control NOx emissions from the turbines. With the water injection system, Chugach will again be able to fully utilize the power output from these turbines while complying with the NSPS regulations.

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                             March 31, 2008 and 2007

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

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins increased $0.5 million, or 10.2%, during the first quarter of 2008 compared to the same quarter in 2007. First quarter 2008 margins are up primarily due to decreased transmission and distribution operating expenses and lower interest expense.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $0.4 million, or 0.6% in the first quarter of 2008 compared to the same period in 2007. This increase was primarily due to higher economy energy and wholesale kWh sales.

Retail revenue decreased in the first quarter of 2008 compared to the same quarter in 2007 due primarily to a change in gas field operations of one of Chugach's large commercial customers. Wholesale kWh sales were higher during the first quarter of 2008 compared to the same quarter in 2007 due primarily to increased kWh sales to HEA due to higher industrial sales. Economy energy sales were higher during the first quarter of 2008 compared to the same quarter in 2007 due primarily to spot market sales to Golden Valley Electric Association, Inc. (GVEA).

Based on the results of fixed and variable cost recovery established in Chugach's last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $7.2 million to Chugach's fixed costs for the quarter ended March 31, 2008 and $7.3 million for the quarter ended March 31, 2007.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended March 31, 2008 and 2007:

                                                               (in millions)
-----------------------------------------------------------------------------------------------------------------------
                        Base Rate Sales Revenue       Fuel and Purchased Power Revenue          Total Revenue
                   --------------------------------   --------------------------------   ------------------------------
                     2008       2007     % Variance     2008      2007     % Variance      2008      2007    % Variance
                   --------------------------------   --------------------------------   ------------------------------
   Retail

Residential        $  13.2   $   13.3        (0.8%)   $   8.5   $    9.1      (6.6%)     $  21.7   $  22.4       (3.1%)
Small Commercial   $   2.3   $    2.4        (4.2%)   $   1.7   $    1.9     (10.5%)     $   4.0   $   4.3       (7.0%)
Large Commercial   $   7.3   $    7.7        (5.2%)   $   7.1   $    7.8      (9.0%)     $  14.4   $  15.5       (7.1%)
Lighting           $   0.3   $    0.3         0.0%    $   0.0   $    0.0       0.0%      $   0.3   $   0.3        0.0%
Total Retail       $  23.1   $   23.7        (2.5%)   $  17.3   $   18.8      (8.0%)     $  40.4   $  42.5       (4.9%)

   Wholesale

HEA                $   2.7   $    2.6         3.8%    $   6.5   $    6.6      (1.5%)     $   9.2   $   9.2        0.0%
MEA                $   5.7   $    5.7         0.0%    $   9.9   $   11.0     (10.0%)     $  15.6   $  16.7       (6.6%)
SES                $   0.2   $    0.3       (33.3%)   $   0.9   $    0.9       0.0%      $   1.1   $   1.2       (8.3%)
Total Wholesale    $   8.6   $    8.6        (0.0%)   $  17.3   $   18.5      (6.5%)     $  25.9   $  27.1       (4.4%)

   Economy Sales   $   1.3   $    0.3       333.3%    $   3.6   $    0.8     350.0%      $   4.9   $   1.1      345.5%
   Miscellaneous   $   0.7   $    0.8       (12.5%)   $   0.0   $    0.0       0.0%      $   0.7   $   0.8      (12.5%)

Total Revenue      $  33.7   $   33.4         0.9%    $  38.2   $   38.1       0.3%      $  71.9   $  71.5        0.6%

The following table summarizes kWh sales for the quarter ended March 31:

                                             2008            2007
                Customer                     kWh             kWh
                --------                     ------          ------
             Retail                       330,411,495     335,923,757
             Wholesale                    356,785,025     344,323,838
             Economy Energy                72,596,700      16,976,950
                                        -------------   -------------

             Total                        759,793,220     697,224,545
                                        =============   =============

There were no changes to demand and energy rates charged to retail and wholesale customers during the first quarter of 2008 compared to the first quarter of 2007.

Total operating expenses increased $0.2 million, or 0.4%, in the first quarter of 2008 over the same period in 2007.

Fuel expense increased $3.8 million, or 13.4%, in the first quarter of 2008 compared to the same period in 2007, primarily due to transmission line work at Dynamite Slough and other maintenance activities, which limited our generation in 2007. In the first quarter of 2008, Chugach used 8,030,140 MCF of fuel at an average effective price of $4.59 per MCF, which does not include 1,039,168 MCF of fuel that is recorded as purchased power expense. In the first quarter of 2007, Chugach used 6,650,974 MCF of fuel at an average effective price of $5.03 per MCF, which does not include 1,022,604 MCF of fuel that is recorded as purchased power.

Purchased power decreased $3.1 million, or 29.2%, in the first quarter of 2008 compared to the same period in 2007. The decrease is due to transmission line work at Dynamite Slough and other maintenance activities which limited generation, resulting in higher purchased power costs in 2007. In the first quarter of 2008, Chugach purchased 128,705 MWh of energy at an average effective price of 5.61 cents per MWh. In the first quarter of 2007, Chugach purchased 176,044 MWh of energy at an average effective price of 5.91 cents per MWh.

Transmission expense decreased $0.4 million, or 22.8%, in the first quarter of 2008 compared to the same quarter in 2007. The decrease is primarily due to decreased overhead line maintenance, line clearing and substation maintenance in the first quarter of 2008 compared to the first quarter of 2007.

Distribution expense decreased $0.6 million, or 17.1%, for the quarter ended March 31, 2008 compared to the same period in 2007. The decrease is due primarily to additional costs from an outage which occurred in 2006 and extended into the first quarter of 2007.

Consumer accounts increased $0.1 million, or 11.4%, in the first quarter of 2008 compared to the same time period in 2007. The increase is primarily related to higher labor expense due to the filling of personnel positions that were vacant during the first quarter of 2007.

Administrative, general and other expenses did not materially change in the first quarter of 2008 compared to the same quarter in 2007.

Interest on long-term debt decreased $0.4 million, or 6.8%, for the first quarter of 2008 compared to the same quarter of 2007. The decrease is primarily related to a lower debt balance and lower interest rates in the first quarter of 2008 compared to the same period in 2007. Interest charged to construction decreased $43.1 thousand, or 27.1%, due to a lower average balance in construction work-in-progress (CWIP) in 2008 as well as the impact of lower overall interest rates during the first quarter of 2008 compared to the same quarter in 2007. Other interest expense did not materially change in the first quarter of 2008 compared to the same quarter in 2007.

Non-operating margins decreased $118.3 thousand, or 43.8%, in the first quarter of 2008 compared to the same quarter in 2007. The decrease is primarily due to lower interest income as a result of lower interest rates in the first quarter of 2008 compared to the same period in 2007.

Financial Condition

Assets
------

Total assets decreased $7.9 million, or 1.4%, from December 31, 2007 to March 31, 2008. Net utility plant decreased $4.9 million, or 1.1%, primarily due to depreciation expense in excess of extension and replacement of plant. Accounts receivable decreased $4.5 million, or 14.2%, primarily due to lower energy usage as of March 31, 2008, compared to December 31, 2007. Cash and cash equivalents decreased $2.5 million, or 39.9%, due primarily to the semi-annual interest payments on the 2001 and 2002 Series A Bonds and the principal payment on the 2002 Series B Bonds in the first quarter of 2008.

These decreases were offset by increases in materials and supplies and fuel cost recovery. Materials and supplies increased $2.4 million, or 8.3%, due mainly to the purchase of materials committed to planned distribution and generation projects. Fuel cost recovery increased $1.7 million, or 100%, due to the under-collection of the prior quarter's fuel and purchased power costs recovered through the fuel surcharge mechanism, which created a receivable at March 31, 2008.

Liabilities
-----------

Total liabilities, equities and margins decreased $7.9 million, or 1.4%, from December 31, 2007 to March 31, 2008. The decrease includes a $36.9 million, or 10.4%, decrease in total long-term obligations and current installments of long-term debt, due to principal payments made on CoBank 2, 3, 4 and 5 and the 2002 Series B Bonds, as well as the redemption of the 2002 Series B Bonds, which was previously classified as a long-term obligation. The use of the NRUCFC line of credit to redeem the 2002 Series B Bonds currently classifies the outstanding balance as a short-term obligation. Management is currently evaluating long-term financing options. Accrued interest decreased $4.4 million, or 69.3%, from December 31, 2007, due to the semi-annual interest payments on the 2001 and 2002 Series A Bonds in the first quarter of 2008. Accounts payable decreased $3.4 million, or 43.3%, due to the payment of invoices that were accrued but not paid at December 31, 2007. Fuel cost over-recovery decreased $1.6 million, or 100%, due to the under-collection of the prior quarter's fuel and purchased power costs recovered through the fuel surcharge mechanism, which created a receivable instead of a payable at March 31, 2008. Other liabilities decreased $1.0 million, or 22.2%, from December 31, 2007, due primarily to the payment of the 2007 retirement of patronage capital in the first quarter of 2008.

These decreases were offset by increases in short-term obligations and total equities and margins. Short-term obligations increased $35.2 million, or 100%, due primarily to the use of the NRUCFC line of credit to redeem the 2002 Series B Bonds, previously classified as a long-term obligation, to a short-term obligation. The increase was also due to the $5.5 million Chugach borrowed on its CoBank line of credit caused by the semi-annual interest payments on the 2001 and 2002 Series A Bonds, the principal payment on the 2002 Series B Bonds and a payment on a gas compression project in the first quarter of 2008. Total equities and margins increased $4.8 million, or 3.2%, due to the margins generated in the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Summary

We ended the first quarter of 2008 with $3.7 million of cash and cash equivalents, down from $6.2 million at December 31, 2007. We utilized $35.2 million of our $57.5 million in lines of credit that we maintain with CoBank and NRUCFC in order to redeem our 2002 Series B Bonds and for general working capital. Thus, our available borrowing capacity under these lines at March 31, 2008, was $22.3 million. In April of 2008, we had additional activity on our CoBank line of credit, however, in May of 2008 we paid the outstanding balance on this line of credit.

Cash equivalents consist of all highly liquid debt instruments with a maturity of three months or less when purchased and an Overnight Repurchase Agreement with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the quarters ended March 31, 2008 and 2007.

                                                     2008         2007
                                                     ----         ----
     Total cash provided by (used in):

        Operating activities                       4,989,852     8,273,321
        Investing activities                      (3,988,911)  (11,435,197)
        Financing activities                      (3,478,332)   (3,587,377)

     Decrease in cash and cash equivalents        (2,477,391)   (6,749,253)

Operating Activities
--------------------

Cash provided by operating activities was $5.0 million for the quarter ended March 31, 2008, compared with $8.3 million for the quarter ended March 31, 2007. Increased assignable margins and depreciation expense were offset by changes in operating assets and liabilities. Assignable margins increased to $5.1 million in the first quarter of 2008, compared with $4.6 million in the first quarter of 2007. The changes in operating assets and liabilities were due primarily to changes in accounts receivable, fuel cost under-recovery, accounts payable, fuel cost over-recovery and fuel payable. The accounts receivable change was primarily due to the timing of customer payments while the change in fuel cost under-recovery was due to the under collection of fuel and purchased power costs recovered through the fuel surcharge mechanism. The change in accounts payable was primarily due to a decrease in construction activity while the change in fuel cost over-recovery was due to the payment of the over collection of fuel and purchased power costs recovered through the fuel surcharge mechanism. The fuel payable change was due to increased fuel expense.

Investing Activities
--------------------

Cash used in investing activities was $4.0 million for the quarter ended March 31, 2008, compared with $11.4 million for the quarter ended March 31, 2007. The change in cash used in investing activities for the quarter ended March 31, 2008, compared with the quarter ended March 31, 2007, was due primarily to the level of construction activity in the first quarter of 2008 compared to the same period in 2007. Chugach replaced a transmission tower in the first quarter of 2007. Capital construction for 2008 is estimated at $45.3 million. Capital improvement expenditures are expected to increase during the second quarter as the construction season begins.

Financing Activities
--------------------

Cash used in financing activities was $3.5 million for the quarter ended March 31, 2008, compared to $3.6 million for the quarter ended March 31, 2007. The change in cash used in financing activities for the quarter ended March 31, 2008, compared with the quarter ended March 31, 2007, was primarily due to an increase in short term borrowings in the first three months of 2008 compared to the same period in 2007, as well as the payment of the 2007 retirement of patronage capital in the first quarter of 2008, which was higher than the payment of the 2006 retirement of patronage capital in the first quarter of 2007.

Sources of Liquidity

Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $7.5 million line of credit with CoBank and a $50 million line of credit from NRUCFC. We utilized $35.2 million of our $57.5 million in lines of credit that we maintain with CoBank and NRUCFC in order to redeem our 2002 Series B Bonds and for general working capital. At March 31, 2008, there was $5.5 million outstanding on the CoBank line of credit and $29.7 million outstanding on the NRUCFC line of credit. Thus, our available borrowing capacity under these lines at March 31, 2008, was $22.3 million.

In April of 2008, Chugach had additional activity on our CoBank line of credit, however, in May of 2008 Chugach paid the outstanding balance on this line of credit.

Chugach also has a term loan facility with CoBank. Loans made under this facility are evidenced by promissory notes governed by the Master Loan Agreement, which became effective on January 22, 2003.

At March 31, 2008, Chugach had the following promissory notes outstanding with this facility:

   Promissory     Principal     Interest Rate at   Maturity     Principal
      Note         Balance      March. 31, 2008      Date     Payment Dates
   ----------   -------------   ----------------   --------   -------------
    CoBank 2    $   5,000,000         5.50%          2010      2005 - 2010
    CoBank 3       18,376,673         4.25%          2022      2003 - 2022
    CoBank 4       20,786,288         4.25%          2022      2003 - 2022
    CoBank 5        4,516,883         4.25%          2012      2007 - 2012
                -------------
      Total     $  48,679,844
                =============

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

Over the next five years we anticipate incurring increasing amounts of capital expenditures due to the construction of a gas fired generation unit, on-going capital needs and refinancing of certain existing debt. These amounts are currently being financed under existing lines of credit. In March of 2008 we issued a Request For Proposal (RFP) for a three to five year interim finance facility. The requested facility will act as a bridge until Chugach issues long-term bonds expected in 2010, 2011 and 2012. Chugach desires a low-cost three to five year facility that will expand over the next three years to an amount between $150 to $200 million. The responses are still being evaluated by management. A recommendation to adopt a proposed financing plan will be made to the Board of Directors in June of 2008.

Chugach management continues to expect that cash flows from operations and external funding sources, including additional long-term borrowings, will be sufficient to cover operational, financing and capital funding requirements in 2008 and thereafter.

CRITICAL ACCOUNTING POLICIES

Chugach's accounting and reporting policies comply with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that effect results of operations and reported amounts of assets and liabilities in the financial statements. Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach's financial condition and results of its operations, and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP. For all of these policies management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with Chugach's Audit Committee. The following policies are considered to be critical accounting policies for the quarter ended March 31, 2008.

Electric Utility Regulation

Chugach is subject to regulation by the RCA. The RCA sets the rates Chugach is permitted to charge customers based on allowable costs. As a result, Chugach applies SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No.71). Through the ratemaking process, the regulators may require the inclusion of costs or revenues in periods different than when they would be recognized by a non-regulated company. This treatment may result in the deferral of expenses and the recording of related regulatory assets based on anticipated future recovery through rates or the deferral of gains or creation of liabilities and the recording of related regulatory liabilities. The application of SFAS No. 71 has a further effect on Chugach's financial statements as a result of the estimates of allowable costs used in the ratemaking process. These estimates may differ from those actually incurred by the Company; therefore, the accounting estimates inherent in specific costs such as depreciation and pension and post-retirement benefits have less of a direct impact on Chugach's results of operations than they would on a non-regulated company. Significant regulatory assets and liabilities have been recorded. Management reviews the ultimate recoverability of these regulatory assets and liabilities based on applicable regulatory guidelines. However, adverse legislation and judicial or regulatory actions could materially impact the amounts of such regulatory assets and liabilities and could adversely impact Chugach's financial statements.

Unbilled revenue

Chugach calculates unbilled retail revenue at the end of each month to ensure the recognition of a full month's revenue. Chugach estimates calendar-month unbilled sales based on billing cycle sales, billing cycle read dates, weather and hours of darkness to produce an estimate of calendar sales. This estimate of calendar sales is then calibrated to deliveries measured at Chugach distribution substations, net of losses. Furthermore, based on the number of unbilled days, weather, and hours of darkness, an estimate of unbilled sales is produced. Prior to March of 2008, the resulting unbilled estimate was multiplied by the average rate produced from the billing cycle data. Beginning in March of 2008, the unbilled estimate is now being multiplied by the respective billing class determinants to produce an estimate of revenue, which includes the impact of changes in rates to arrive at the monthly unbilled accrual. Chugach recognized $7,164,370 and $7,673,196 of unbilled retail revenue at March 31, 2008 and 2007, respectively.

Allowance for Doubtful Accounts

Chugach maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances, historical bad debt reserves, historical percent of retail revenue that has been deemed uncollectible, our collections process and regulatory requirements. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. If their financial condition improves, allowances may be reduced. Such allowance changes could have a material effect on our consolidated financial condition and results of operations.

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

Procuring a new long-term natural gas supply continues to be at the forefront of Chugach's efforts in 2008. Negotiations continue with potential suppliers. A close eye will be kept on the potential for a North Slope natural gas line being constructed to potentially meet the needs of all Southcentral Alaska consumers.

An order on the 2005 Test Year general rate case was issued April 1, 2008. The decision will mean more equitable electric rates being charged to generation and transmission (G&T) customers and distribution (D) customers. It will also mean a more balanced return being realized by both areas of Chugach.

In May of 2007, the Board appointed a Blue Ribbon Panel to review basic high-level performance measures and finances, review member and community communications and make recommendations that it deems appropriate. The Blue Ribbon Panel issued their report in November of 2007. Continued evaluation and implementation of the Blue Ribbon Panel recommendations will be a focus in 2008 as Chugach continues to provide cost efficient electric service to all of its consumers.

In recognizing the value to Chugach, and to the electric consumers of the Railbelt as a whole, Chugach is willing to explore with other Railbelt utilities the creation of a public corporation, organized for the purpose of providing for the unified generation and transmission needs in the Alaska Railbelt. On February 18, 2008, the Board approved authorizing the Interim Chief Executive Office (CEO) to execute a Memorandum of Understanding with other Railbelt utilities regarding organization of a Unified Power Provider.

Chugach's existing generation is aging and new generation is more efficient using substantially less fuel. Jointly building a new generation unit offers economies of scale that cannot be gained through individual utility efforts. Chugach is in the process of developing a gas-fired generation plant in the South Anchorage area and has offered Alaska Electric and Energy Cooperative, Inc. (AEEC) and Municipal Light & Power (ML&P or AML&P) the opportunity to participate in the project in order to partially satisfy their power requirements. On February 18, 2008, the Board approved authorizing the Interim CEO to execute Memorandums of Understanding with AEEC and AML&P regarding joint development of the South Anchorage Power Project.

During 2008, Chugach will evaluate several options concerning refinancing the 2011 and 2012 long term debt maturities as well as establishing a potential three to five year interim financing vehicle to finance capital expansion, redeem variable rate debt and fund other operations. The current state of the credit markets may effect the terms and conditions of future borrowings.

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

The Clean Air Act and Environmental Protection Agency (EPA) regulations under the act (the "Clean Air Act") establish ambient air quality standards and limit the emission of many air pollutants. Some Clean Air Act programs that regulate electric utilities, notably the Title IV "acid rain" requirements, do not apply to facilities located in Alaska. The

EPA's anticipated regulations to limit mercury emissions from fossil-fired steam-electric generating facilities are not expected to materially impact Chugach because our thermal power plants burn exclusively natural gas.

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

In March 2007, Chugach conducted emissions testing at the Bernice Lake Power Plant which indicated that two of the gas turbines at the facility were exceeding the New Source Performance Standards (NSPS) emission limit for nitrogen oxides (NOx). Chugach voluntarily limited the power output of these turbines to ensure interim compliance with the NSPS regulations and is currently in the final stages of commissioning a water injection system to control NOx emissions from the turbines. With the water injection system, Chugach will again be able to fully utilize the power output from these turbines while complying with the NSPS regulations.

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

Interest Rate Risk

The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of March 31, 2008.

                                                                                                                           Fair
Total Debt(1)                     2008        2009       2010        2011       2012        Thereafter       Total         Value
-------------                     ----        ----       ----        ----       ----        ----------       -----         -----
Fixed rate debt                $   1,500   $   2,000   $   1,500   $150,000   $ 120,000   $           0   $  275,000   $    290,493

Average interest rate               5.50%       5.50%       5.50%      6.55%       6.20%           0.00%        6.38%

Annual interest
Expense                        $  13,128   $  17,405   $  17,297   $  9,487   $     620   $           0

Variable rate debt             $   6,856   $  32,117   $   2,618   $  2,852   $   2,694   $      31,757   $   78,894   $     78,894

Average interest rate               3.70%       3.65%       3.70%      3.70%       3.70%           3.70%        3.68%

(1)   Includes current portion

Chugach is exposed to market risk from changes in interest rates. A 100 basis-point change (up or down) would increase or decrease our interest expense by approximately $788,935 based on $78,893,503 of variable rate debt outstanding at March 31, 2008.

Commodity Price Risk

Chugach's gas contracts provide for adjustments to gas prices based on fluctuations of certain commodity prices and indices. Because fuel and purchased power costs are passed directly to our wholesale and retail customers through a fuel surcharge mechanism, fluctuations in the price paid for gas pursuant to long-term gas supply contracts does not normally impact margins.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

As of the end of the period covered by this report, Chugach evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Chugach's CEO and Chief Financial Officer (CFO) supervised and participated in this evaluation. Based on this evaluation, Chugach's CEO and CFO each concluded that as of the end of the period covered by this report, Chugach's disclosure controls and procedures are effective in timely alerting them to material information required to be included in its periodic reports to the SEC. In addition, there have been no significant changes in Chugach's internal controls or in other factors known to management that could significantly affect its internal controls subsequent to our most recent evaluation.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information required by this Item is contained in Note 5 to the "Notes to Financial Statements" within Part I of this Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed under "Risk Factors" in Item 1.A. of our Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Chugach's annual membership meeting was held on April 24, 2008. One new board member was elected, while two current board members were re-elected. Total number of members of record was 65,146. Out of 15,424 votes, new board member Janet Reiser received 7,972 votes, while current board members Elizabeth Vazquez and Rebecca Logan received 7,943 and 7,621 votes, respectively. These board members were elected to three-year terms.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Memorandum of Understanding Regarding Organization of a Unified Power Provider between the Registrant and Homer Electric Association, Inc., Golden Valley Electric Association and City of Seward Light & Power Division dated effective April 14, 2008.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

                       CHUGACH ELECTRIC ASSOCIATION, INC.

                                     By: /s/ Bradley W. Evans
                                         --------------------
                                         Bradley W. Evans
                                         Interim Chief Executive Officer

                                     By: /s/ Michael R. Cunningham
                                         -------------------------
                                         Michael R. Cunningham
                                         Chief Financial Officer

                                     Date: May 12, 2008
                                           ------------

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

     31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    10.63 Memorandum of Understanding Regarding Organization of a Unified Power Provider between the Registrant and Homer Electric Association, Inc., Golden Valley Electric Association and City of Seward Light & Power Division dated effective April 14, 2008.