Form 10-Q
period 2008-06-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2008-08-13
CIK 878004

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

                  For the quarterly period ended June 30, 2008

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
                                                                [ ] Yes [x] No

                       CHUGACH ELECTRIC ASSOCIATION, INC.
                                TABLE OF CONTENTS

Caution Regarding Forward-Looking Statements                                                                    2

Part I. Financial Information
-----------------------------

   Item 1.    Financial Statements (unaudited)                                                                  2

              Balance Sheets - as of June 30, 2008 and December 31, 2007                                        3

              Statements of Operations - Three and six months ended June 30, 2008 and June 30, 2007             5

              Statements of Cash Flows - Six Months Ended June 30, 2008 and June 30, 2007                       6

              Notes to Financial Statements                                                                     7

   Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations            16

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                       30

   Item 4.    Controls and Procedures                                                                          31

Part II. Other Information
--------------------------

   Item 1.    Legal Proceedings                                                                                31

   Item 1A.   Risk Factors                                                                                     31

   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                      31

   Item 3.    Defaults Upon Senior Securities                                                                  31

   Item 4.    Submission of Matters to a Vote of Security Holders                                              31

   Item 5.    Other Information                                                                                32

   Item 6.    Exhibits                                                                                         32

              Signatures                                                                                       32

              Exhibits                                                                                         33

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the financial statements of Chugach as of and for the quarter ended June 30, 2008, follow.

                       Chugach Electric Association, Inc.
                                 Balance Sheets
                                   (Unaudited)

                Assets                        June 30, 2008    December 31, 2007
------------------------------------------   ---------------   -----------------
Utility Plant:
   Electric Plant in service                 $   812,645,982   $     805,631,207
   Construction work in progress                  21,401,487          17,712,884
                                             ---------------   -----------------
     Total utility plant                         834,047,469         823,344,091
   Less accumulated depreciation                (381,442,755)       (367,391,921)
                                             ---------------   -----------------
     Net utility plant                           452,604,714         455,952,170

Other property and investments, at cost:
   Nonutility property                                24,461              24,461
   Investments in associated organizations        11,993,216          11,993,378
   Special Funds                                     292,709             768,041
                                             ---------------   -----------------
     Total other property and investments         12,310,386          12,785,880

Current assets:
   Cash and cash equivalents                       5,415,484           6,209,936
   Special deposits                                  125,117             125,117
   Fuel cost under-recovery                        4,573,046                   0
   Accounts receivable, net                       22,423,652          31,355,481
   Materials and supplies                         27,079,006          28,422,088
   Prepayments                                     1,149,693           1,357,980
   Other current assets                              172,980             264,501
                                             ---------------   -----------------
     Total current assets                         60,938,978          67,735,103

Deferred charges, net                             21,195,553          21,252,965
                                             ---------------   -----------------

Total assets                                 $   547,049,631   $     557,726,118
                                             ===============   =================

See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
                           Balance Sheets (continued)
                                   (Unaudited)

         Liabilities, Equities and Margins               June 30, 2008   December 31, 2007
------------------------------------------------------   -------------   -----------------
Equities and margins:
   Memberships                                           $   1,365,648   $       1,345,013
   Patronage capital                                       142,199,069         138,713,338
   Other                                                     9,192,959           9,252,085
                                                         -------------   -----------------
     Total equities and margins                            152,757,676         149,310,436

Long-term obligations, excluding current installments:
   Bonds payable                                           270,000,000         299,600,000
   National Bank for Cooperatives                           42,899,657          45,823,500
                                                         -------------   -----------------
     Total long-term obligations                           312,899,657         345,423,500

Current liabilities:
   Current installments of long-term obligations             4,365,782          10,106,804
   Short-term obligations                                   29,713,659                   0
   Accounts payable                                          7,015,319           7,935,566
   Consumer deposits                                         2,417,082           2,403,051
   Fuel cost over-recovery                                           0           1,596,010
   Accrued interest                                          6,167,772           6,304,609
   Salaries, wages and benefits                              5,954,048           5,953,873
   Fuel                                                     22,282,151          22,337,653
   Other liabilities                                         1,892,534           3,680,212
                                                         -------------   -----------------
     Total current liabilities                              79,808,347          60,317,778

Deferred compensation                                          292,709             768,041
Deferred liabilities                                         1,291,242           1,906,363
                                                         -------------   -----------------

Total liabilities, equities and margins                  $ 547,049,631   $     557,726,118
                                                         =============   =================

See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
                            Statements of Operations
                                  (Unaudited)

                                                  Three months ended June 30       Six months ended June 30

                                                     2008            2007            2008            2007
                                                 -------------   -------------   -------------   -------------
Operating revenues                               $  62,483,023   $  59,127,575   $ 134,354,311   $ 130,580,699

Operating expenses:
   Fuel                                             27,446,913      24,332,261      59,533,462      52,640,200
   Production                                        4,677,243       3,984,174       8,446,566       7,458,898
   Purchased power                                   8,016,659       7,901,817      15,617,983      18,643,184
   Transmission                                      1,587,962       1,894,420       2,918,740       3,618,572
   Distribution                                      3,171,829       3,417,793       5,939,732       6,757,986
   Consumer accounts                                 1,339,072       1,246,700       2,692,190       2,460,049
   Administrative, general and other                 4,955,695       5,093,144      10,002,716      10,174,695
   Depreciation and amortization                     7,593,816       7,292,600      14,974,135      14,524,536
                                                 -------------   -------------   -------------   -------------
     Total operating expenses                       58,789,189      55,162,909     120,124,524     116,278,120

Interest on long-term debt                           5,205,540       6,063,922      10,880,750      12,155,773
   Other                                               280,722           2,635         352,344          89,029
   Charged to construction                            (101,738)       (103,983)       (217,832)       (263,213)
                                                 -------------   -------------   -------------   -------------
     Net interest expenses                           5,384,524       5,962,574      11,015,262      11,981,589
                                                 -------------   -------------   -------------   -------------
Net operating margins                               (1,690,690)     (1,997,908)      3,214,525       2,320,990

Nonoperating margins:
Interest income                                         94,727         173,868         212,315         377,126
Capital credits, patronage dividends and other          26,964          59,769          60,968         126,431
                                                 -------------   -------------   -------------   -------------
Total nonoperating margins                             121,691         233,637         273,283         503,557
                                                 -------------   -------------   -------------   -------------

Assignable margins                               $  (1,568,999)  $  (1,764,271)  $   3,487,808   $   2,824,547
                                                 =============   =============   =============   =============

See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                  Six months ended June 30
                                                                                    2008           2007
                                                                               -------------   -------------
Cash flows from operating activities:
      Assignable margins                                                       $   3,487,808   $   2,824,547
                                                                               -------------   -------------
Adjustments to reconcile assignable margins to net cash provided activities:
      Depreciation and amortization                                               17,478,854      15,956,201
      Capitalized interest                                                          (278,959)       (388,799)
      Other                                                                              162              40

Changes in assets and liabilities:
   (Increase) decrease in assets:
      Accounts receivable                                                          8,931,829       5,689,639
      Fuel cost under-recovery                                                    (4,573,046)              0
      Materials and supplies                                                       1,343,081      (2,071,843)
      Prepayments                                                                    208,287         226,983
      Other assets                                                                    91,521         163,379
      Deferred charges                                                            (1,639,791)       (534,653)

   Increase (decrease) in liabilities:
      Accounts payable                                                              (397,987)        153,592
      Consumer deposits                                                               14,031          (2,222)
      Fuel cost over-recovery                                                     (1,596,010)      1,260,080
      Accrued interest                                                              (136,837)         34,290
      Salaries, wages and benefits                                                       176          (9,215)
      Fuel                                                                           (55,502)      2,214,026
      Other liabilities                                                             (453,750)        603,203
      Deferred liabilities                                                            (7,572)         12,485
                                                                               -------------   -------------
         Net cash provided by operating activities                                22,416,295      26,131,733
                                                                               -------------   -------------
Investing activities:
---------------------
      Extension and replacement of plant                                         (12,677,497)    (16,227,417)
                                                                               -------------   -------------
         Net cash used for investing activities                                  (12,677,497)    (16,227,417)
                                                                               -------------   -------------
Cash flows from financing activities:
-------------------------------------
      Repayments of long-term obligations                                        (38,264,865)     (7,728,569)
      Proceeds from short-term borrowing                                          29,713,659               0
      Memberships and donations received (refunded)                                  (38,491)          9,284
      Retirement of patronage capital and estate payments                         (1,336,004)       (555,506)
      Net refunds on consumer advances for construction                             (607,549)       (264,228)
                                                                               -------------   -------------
         Net cash used for financing activities                                  (10,533,250)     (8,539,019)
                                                                               -------------   -------------
Net increase (decrease) in cash and cash equivalents                                (794,452)      1,365,297

Cash and cash equivalents at beginning of period                               $   6,209,936   $   9,844,914
------------------------------------------------                               -------------   -------------

Cash and cash equivalents at end of period                                     $   5,415,484   $  11,210,211
------------------------------------------                                     =============   =============
Supplemental disclosure of non-cash investing and financing activities
   Retirement of plant                                                         $   1,008,914   $     647,159
   Extension and replacement of plant included in accounts payable             $   1,293,360   $     665,694
Supplemental disclosure of cash flow information - interest expense paid,
   excluding amounts capitalized                                               $  11,152,099   $  11,947,299
                                                                               =============   =============

See accompanying notes to financial statements.

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                             June 30, 2008 and 2007

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

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                             June 30, 2008 and 2007

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

d.    Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code, except for unrelated business income. For the six months ended June 30, 2008, Chugach received no unrelated business income. In addition, Chugach collects sales tax and is assessed gross receipts and excise taxes which are presented on a net basis in accordance with Emerging Issues Task Force (EITF) No. 06-3 "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement."

e.    Presentation of Financial Information

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation. The reclassifications represent the non-cash change in accounts payable associated with capital expenditures and capital credit retirements.

Cash Flow reclassifications
---------------------------

Net cash provided by operating activities            $  3,668,917
Net cash used in investing activities                $ (3,269,620)
Net cash used in financing activities                $   (399,297)

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

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                             June 30, 2008 and 2007

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

Wholesale customers MEA and HEA were active in the proceeding. Subsequently, MEA and HEA filed an appeal of the RCA's decision in Superior Court, see "Footnote 5, Legal Proceedings - Matanuska Electric Association, Inc. (MEA) v. State of Alaska, Regulatory Commission of Alaska, Superior Court Case No. 3AN-06-8243 Civil." HEA later dismissed its appeal leaving MEA's claim focusing mainly on the question of whether implementation of the new depreciation rates as of January 1, 2005 constituted illegal retroactive rate making. Oral argument before the Superior Court was held on July 15, 2008. On July 21, 2008, the Court issued a decision affirming the RCA's January 10, 2006 decision.

2005 Test Year General Rate Case (Docket U-06-134)

On September 29, 2006, Chugach filed a general rate case based on a 2005 test year with the RCA. Overall revenues were proposed to increase $2.8 million in the initial filing.

A settlement agreement reached in July 2007 between several of the intervenors and Chugach was accepted by the RCA in Order No. 15. On April 1, 2008, the RCA issued Order No. 21 in Docket U-06-134. In this Order, the RCA approved the rates from the Settlement Agreement among Chugach, HEA and Seward that it had previously accepted. MEA did not join the Settlement Agreement and this Order addressed the issues that it had raised. The effect of Order 21 is that overall revenues will decrease by 0.8%, or $0.9 million, with retail revenue decreasing by 4.8%, or $4.2 million and wholesale revenue increasing by 11.0%, or $3.3 million. Order No. 21 was effective June 1, 2008.

On April 21, 2008, Chugach filed a Petition for Reconsideration of Order 21. Chugach asked the RCA to reconsider its decisions on the allocator for long-term debt and interest expense and the requirement for specific scenarios in Chugach's Financial Management Plan (FMP). Chugach also proposed corrections to the RCA calculation of the debt allocator it ordered. No other parties filed for reconsideration of the order. The RCA had until May 21, 2008, to render a decision on Chugach's petition.

On May 21, 2008, the RCA issued Order No. 22. The RCA revised the long-term debt allocator from 67.12% to 68.46%. This finding increased MEA's revenue requirement to Chugach by $107,818. The RCA reaffirmed its requirement for FMP scenarios.

On May 30, 2008, the RCA issued Order No. 23, accepting Chugach's compliance filing and approving tariff sheets that incorporate the RCA's findings in Order No. 22.

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                             June 30, 2008 and 2007

On June 4, 2008, MEA filed a Petition for Reconsideration of Order No. 23, expressing several concerns about Chugach's computation of depreciation expenses. The RCA has set a deadline of September 4, 2008 for its decision.

4.    LINES OF CREDIT

Chugach maintains a $7.5 million line of credit with CoBank, ACB (CoBank). The CoBank line of credit will expire on October 31, 2008, subject to annual renewal at the discretion of the parties. Chugach utilized this line of credit in the first quarter of 2008 and had $5.5 million outstanding at March 31, 2008. In April and May of 2008, Chugach had additional line of credit activity, however, in June of 2008, Chugach paid off the outstanding balance on this line of credit. At June 30, 2008 and 2007, there was no outstanding balance on this line of credit. In August of 2008, Chugach borrowed an additional $3.5 million on this line of credit. The borrowing rate is calculated using the CoBank BaseRate on the first day of the week plus 3%. The borrowing rate at June 30, 2008 and 2007 was 3.76% and 7.00%, respectively.

In addition, Chugach has an annual line of credit of $50 million available with the National Rural Utilities Cooperative Finance Corporation (NRUCFC). On March 20, 2008, Chugach borrowed $29.7 million on this line of credit to redeem the outstanding principal amount and pay accrued interest on the 2002 Series B Bonds. This single borrowing represented the outstanding balance on this line of credit at June 30, 2008. The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. Repayment of this line of credit is required by March 15, 2009, and is therefore classified as short-term. Management is currently evaluating long-term financing options. Chugach did not utilize this line of credit during the second quarter of 2007 and had no balance outstanding at June 30, 2007. The borrowing rate is calculated using the total rate per annum as may be fixed by NRUCFC and will not exceed the Prevailing Prime Rate, plus one percent per annum. The borrowing rate at June 30, 2008 and 2007 was 3.31% and 6.90%, respectively. The NRUCFC line of credit expires October 14, 2012.

The CoBank and NRUCFC lines of credit are immediately available for unconditional borrowing.

5.    LEGAL PROCEEDINGS

Matanuska Electric Association, Inc. (MEA) v. State of Alaska, Regulatory Commission of Alaska, Superior Court Case No. 3AN-06-8243 Civil

On May 17, 2006, MEA appealed and on May 30, 2006, HEA cross appealed the RCA's decision in Docket No. U-04-102, see "Footnote 2, Regulatory Matters - Revision to Current Depreciation Rates (Docket No. U-04-102)." On appeal, MEA claims the RCA's decision dated January 10, 2006, to authorize Chugach to implement new depreciation rates as of January 1, 2005, constituted illegal retroactive rate making. MEA further contends that the RCA's reliance on avoidance of regulatory lag as a basis for its decision was improper. MEA also challenged

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                             June 30, 2008 and 2007

certain of the RCA's discovery rulings. Chugach joined the State of Alaska in defending the RCA's rulings. HEA stipulated with the other parties to dismiss its cross appeal which the Court granted by order dated September 11, 2007. Oral argument was held on July 15, 2008, and on July 21, 2008, the Court issued a decision affirming the RCA's January 10, 2006 decision.

MEA could appeal the Superior Court's decision to the Alaska Supreme Court. In the opinion of management, an adverse outcome is not likely to have a material adverse effect on Chugach's results of operations, financial condition or liquidity. No reserves have been established for this matter.

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

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                             June 30, 2008 and 2007

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

FSP FAS 142-3 "Determination of the Useful Life of Intangible Assets"

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets." FSP FAS 142-3 amends SFAS No. 142, "Goodwill and Other Intangible Assets," to define the factors to be considered in developing the renewal or extension assumptions used to determine the useful life of the recognized intangible assets under SFAS No. 142. SFAS No. 142 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is prohibited. Chugach will begin application FSP FAS 142-3 to intangible assets on January 1, 2009, which is not expected to have a material effect on our results of operations, financial position, and cash flows.

EITF 08-5 "Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement"

In June 2008, the FASB's Emerging Issues Task Force (EITF) issued EITF 08-5, "Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement."

EITF 08-5 establishes how to treat the debt issued with a third-party credit enhancement that is inseparable from the debt instrument. EITF 08-5 is effective for the first reporting period following the FASB's ratification on June 25, 2008. Chugach will begin application of EITF 08-5 on July 1, 2008, which is not expected to have a material effect on our results of operations, financial position, and cash flows.

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                             June 30, 2008 and 2007

7.    FAIR VALUES OF ASSETS AND LIABILITIES

On January 1, 2008, Chugach adopted the provisions of SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements.

Fair Value Hierarchy

In accordance with SFAS No. 157 Chugach groups its financial assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

The table below presents the balance of Chugach's non-qualified deferred compensation plan measured at fair value on a recurring basis.

              Total           Level 1        Level 2       Level 3
           ----------       ----------       -------       -------
           $  292,709       $  292,709         $ 0           $ 0

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

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                             June 30, 2008 and 2007

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

Chugach is also currently working with the Alaska Department of Environmental Conservation (ADEC) to resolve the issue of past non-compliance with the Bernice Lake turbines. On March 26, 2008, the ADEC issued a formal Notice of Violation
(NOV) to Chugach regarding the NSPS issues. Specifically, the NOV alleges that Chugach violated its operating permit and air quality regulations by operating two generating units at the Bernice Lake Power Plant in excess of the NOx emission limit; failing to perform a source test to demonstrate compliance with regulations; and failing to conduct reasonable inquiry regarding source test compliance for the 2006 annual compliance certification. A meeting with ADEC to discuss settlement of the identified alleged violations is scheduled for August 22, 2008. It is not possible at this time to reasonably anticipate the amount of a potential penalty that may result from this NOV. In the opinion of management, a potential penalty is not likely to have a material adverse effect on Chugach's results of operations, financial condition or liquidity.

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

9.    SUBSEQUENT EVENTS

Chugach's existing generation is aging and new generation is more efficient using substantially less fuel. Jointly building a new generation unit offers economies of scale that cannot be gained through individual utility efforts. Chugach is in the process of developing a gas-fired generation plant near its Anchorage headquarters and offered Alaska Electric and Energy Cooperative, Inc.
(AEEC) and Municipal Light & Power (ML&P or AML&P) the opportunity to participate in the project in order to partially satisfy their power requirements. On February 18, 2008, the Board approved authorizing the Interim CEO to execute Memorandums of Understanding with AEEC

                       Chugach Electric Association, Inc.
                          Notes to Financial Statements
                             June 30, 2008 and 2007

and AML&P regarding joint development of the South Anchorage Power Project. In June 2008, AEEC elected to withdraw from further participation discussions and pursue their own generation project. On July 30, 2008, the Chugach Board of Directors authorized the CEO to sign the Participation, Operation and Maintenance (O&M) and Lease Agreements (Agreements) for the South Central Project (Project) with AML&P. AML&P is expected to approve and sign the Agreements on August 13, 2008 when Chugach's CEO will also sign them. MEA has expressed an interest in participating in the Project and documents have been prepared that contain the terms under which Chugach and AML&P would be willing to negotiate with MEA.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information contained under the caption "CAUTION REGARDING FORWARD-LOOKING STATEMENTS" at the beginning of this report.

RESULTS OF OPERATIONS

Current Year Quarter Versus Prior Year Quarter

Assignable margins did not materially change during the second quarter of 2008 compared to the same quarter in 2007.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $3.4 million, or 5.7%, in the second quarter of 2008 compared to the same quarter in 2007. This increase was primarily due to higher economy energy sales and higher fuel expense recovered through the fuel and purchased power surcharge mechanism.

Retail revenue increased in the second quarter of 2008 compared to the same quarter in 2007 due primarily to an increase in fuel expense recovered through the fuel and purchased power surcharge mechanism. Even though retail kWh sales were higher in the second quarter of 2008 compared to the same quarter in 2007, base rates charged to retail customers decreased effective June 1, 2008 as a result of Chugach's 2005 Test Year Rate Case.

Wholesale revenue increased in the second quarter of 2008 compared to the same quarter in 2007. Even though kWh sales decreased in the second quarter of 2008 compared to the same quarter in 2007, base rates charged to wholesale customers increased effective June 1, 2008, as a result of Chugach's 2005 Test Year Rate Case. Economy energy sales increased during the second quarter of 2008 compared to the same quarter in 2007 due primarily to spot market sales to Golden Valley Electric Association, Inc. (GVEA).

Based on the results of fixed and variable cost recovery established in Chugach's last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $6.2 million to Chugach's fixed costs for the quarter ended June 30, 2008 and $5.8 million for the quarter ended June 30, 2007.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended June 30, 2008 and 2007:

                              Base Rate Sales Revenue        Fuel and Purchased Power Revenue              Total Revenue
                         --------------------------------    --------------------------------    --------------------------------
                           2008       2007     % Variance      2008       2007     % Variance      2008       2007     % Variance
                         --------------------------------    --------------------------------    --------------------------------
   Retail
Residential              $   10.2   $   10.4         (1.9%)  $    6.7   $    6.4          4.7%   $   16.9   $   16.8          0.6%
Small Commercial         $    1.9   $    1.9          0.0%   $    1.4   $    1.4          0.0%   $    3.3   $    3.3          0.0%
Large Commercial         $    6.9   $    7.0         (1.4%)  $    6.9   $    6.5          6.2%   $   13.8   $   13.5          2.2%
Lighting                 $    0.4   $    0.3         33.3%   $    0.0   $    0.0          0.0%   $    0.4   $    0.3         33.3%
Total Retail             $   19.4   $   19.6         (1.0%)  $   15.0   $   14.3          4.9%   $   34.4   $   33.9          1.5%

   Wholesale
HEA                      $    2.8   $    2.7          3.7%   $    6.3   $    6.7         (6.0%)  $    9.1   $    9.4         (3.2%)
MEA                      $    4.3   $    3.8         13.2%   $    8.5   $    8.2          3.7%   $   12.8   $   12.0          6.7%
SES                      $    0.3   $    0.3          0.0%   $    0.8   $    0.8          0.0%   $    1.1   $    1.1          0.0%
Total Wholesale          $    7.4   $    6.8          8.8%   $   15.6   $   15.7         (0.6%)  $   23.0   $   22.5          2.2%

   Economy Sales         $    1.3   $    0.5        160.0%   $    3.1   $    1.4        121.4%   $    4.4   $    1.9        131.6%
   Miscellaneous         $    0.7   $    0.8        (12.5%)  $    0.0   $    0.0          0.0%   $    0.7   $    0.8        (12.5%)

Total Revenue            $   28.8   $   27.7          4.0%   $   33.7   $   31.4          7.3%   $   62.5   $   59.1          5.8%

The following table summarizes kWh sales for the quarter ended June 30:

                                           2008             2007
               Customer                     kWh              kWh
            -------------               -----------      -----------

            Retail                      273,220,992      271,660,524
            Wholesale                   293,959,650      303,815,046
            Economy Energy               62,262,380       32,288,960
                                        -----------      -----------

            Total                       629,443,022      607,764,530
                                        ===========      ===========

In June of 2008, base rates charged to retail customers decreased 4.8 percent and base rates charged to wholesale customers HEA, MEA and SES increased 13.0 percent, 10.5 percent and 9.6 percent, respectively. The base rate changes were the result of Chugach's 2005 Test Year Rate Case adjudicated under Docket U-06-134, see "Footnote 3, Regulatory Matters - 2005 Test Year General Rate Case (Docket No. U-06-134)."

Total operating expenses increased $3.6 million, or 6.6%, in the second quarter of 2008 over the same quarter in 2007.

Fuel expense increased $3.1 million, or 12.8%, in the second quarter of 2008 compared to the same quarter in 2007, primarily due to transmission line work at Dynamite Slough and other maintenance activities, which limited our generation in 2007, as well as an increase in fuel price. In the second quarter of 2008, Chugach used 6,648,669 MCF of fuel at an average effective price of $4.86 per MCF, which does not include 997,594 MCF of fuel that is recorded as purchased power expense. In the second quarter of 2007, Chugach used 6,313,840 MCF of fuel at an average effective price of $4.58 per MCF, which does not include 1,002,650 MCF of fuel that is recorded as purchased power.

Production expense increased $693.1 thousand, or 17.4%, in the second quarter of 2008 compared to the same quarter in 2007 due primarily to expenses associated with the Beluga Unit 7 inspection in 2008, which was greater in scope than the Beluga Unit 3 inspection in 2007, as well as increased amortization associated with the Beluga River Gas Compression project.

Purchased power expense did not materially change in the second quarter of 2008 compared to the same quarter in 2007. In the second quarter of 2008, Chugach purchased 146,705 MWh of energy at an average effective price of 5.26 cents per MWh. In the second quarter of 2007, Chugach purchased 140,855 MWh of energy at an average effective price of 5.31 cents per MWh.

Transmission expense decreased $306.5 thousand, or 16.2%, in the second quarter of 2008 compared to the same quarter in 2007. The decrease is primarily due to lower substation labor caused by the timing of projects and vacancies in 2008, as well as costs associated with the reinforcement of a transmission tower foundation in 2007.

Distribution expense decreased $246.0 thousand, or 7.2%, in the second quarter of 2008 compared to the same quarter in 2007. The decrease is due primarily to substation maintenance performed in the second quarter of 2007, as well as less right of way clearing in the second quarter of 2008 compared to the same quarter in 2007.

Consumer accounts increased $92.4 thousand, or 7.4%, in the second quarter of 2008 compared to the same quarter in 2007. The increase is primarily related to higher advertising and retention costs associated with capital credit retirements.

Administrative, general and other expenses did not materially change in the second quarter of 2008 compared to the same quarter in 2007.

Interest on long-term debt decreased $858.4 thousand, or 14.2%, in the second quarter of 2008 compared to the same quarter of 2007. The decrease was primarily related to the use of our NRUCFC line of credit to redeem the outstanding principal amount and pay accrued interest on the 2002 Series B Bonds in March of 2008, resulting in a shift from long-term interest expense to short-term interest expense. The decrease was also due to continued principal payments as well as lower interest rates in the second quarter of 2008 compared to the same period in 2007.

Other interest expense increased $278.1 thousand due to the use of the NRUCFC line of credit described above and the increased use of our CoBank line of credit in the second quarter of 2008 compared to the same quarter in 2007. This increase was partially offset by a decrease in interest rates in the second quarter of 2008 compared to the same period in 2007.

Interest charged to construction did not materially change during the second quarter of 2008 compared to the same quarter in 2007.

Non-operating margins decreased $111.9 thousand, or 47.9%, in the second quarter of 2008 compared to the same quarter in 2007. The decrease is primarily due to lower interest income as a result of lower interest rates in the second quarter of 2008 compared to the same period in 2007. This decrease was also due to lower 2007 margins which is used in the average equity balance calculation of Allowance for Funds Used During Construction (AFUDC).

Current Year to Date Versus Prior Year to Date

Assignable margins increased $663.3 thousand, or 23.5%, during the first half of 2008 compared to the same period in 2007. Year to date 2008 margins were up primarily due to lower interest expense which is being offset by a decrease in Interest During Construction (IDC) and a decrease in non-operating margins.

Total operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $3.8 million, or 2.9%, in the first six months of 2008 compared to the first six months of 2007. This increase was primarily due to an increase in kWh sales and an increase in fuel expense recovered through the fuel and purchased power surcharge mechanism.

Retail revenue decreased in the first six months of 2008 compared to the first six months of 2007 due to lower kWh sales primarily due to a change in consumer consumption patterns in response to significant increases in the price of natural gas. The decrease was also due to a 4.8% decrease in base rates charged to retail customers effective June 1, 2008, as a result of Chugach's 2005 Test Year Rate Case. Even though fuel expense increased in the first six months of 2008 compared to the first six months of 2007, the increase in economy energy sales reduced fuel and purchased power expense recovered through the fuel and purchased power surcharge mechanism, which also attributed to the decrease in revenue.

Wholesale revenue decreased in the first six months of 2008 compared to the first six months of 2007. Even though kWh sales increased, the base rates charged to wholesale customers increased effective June 1, 2008, and fuel expense increased in the first six months of 2008 compared to the first six months of 2007, total wholesale revenue decreased. The cause of the overall decrease was due to higher economy energy sales which reduced fuel and purchased power expense recovered through the fuel and purchased power surcharge mechanism. As previously discussed, economy energy sales were higher in the first six months of 2008 compared to the same period in 2007. This was due to Dynamite Slough transmission line work, as well as other maintenance activities in 2007, which limited our ability to make economy energy sales, as well as spot market sales to GVEA in 2008.

Based on the results of fixed and variable cost recovery established in Chugach's rate cases, wholesale sales to HEA, MEA and Seward contributed approximately $13.4 million and $12.7 million to Chugach's fixed costs for the six months ended June 30, 2008 and 2007, respectively.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the six months ended June 30, 2008 and 2007:

                             Base Rate Sales Revenue       Fuel and Purchased Power Revenue              Total Revenue
                         ------------------------------    --------------------------------    ----------------------------------
                           2008      2007    % Variance      2008      2007    % Variance        2008      2007      % Variance
                         ------------------------------    --------------------------------    ----------------------------------
   Retail
Residential              $  23.5   $  23.7         (0.8%)  $  15.1   $  15.5           (2.6%)  $   38.6   $   39.2           (1.5%)
Small Commercial         $   4.2   $   4.3         (2.3%)  $   3.1   $   3.3           (6.1%)  $    7.3   $    7.6           (3.9%)
Large Commercial         $  14.2   $  14.7         (3.4%)  $  14.0   $  14.3           (2.1%)  $   28.2   $   29.0           (2.8%)
Lighting                 $   0.6   $   0.6          0.0%   $   0.1   $   0.0            0.0%   $    0.7   $    0.6           16.7%
Total Retail             $  42.5   $  43.3         (1.8%)  $  32.3   $  33.1           (2.4%)  $   74.8   $   76.4           (2.1%)

   Wholesale
HEA                      $   5.5   $   5.3          3.8%   $  12.8   $  13.3           (3.8%)  $   18.3   $   18.6           (1.6%)
MEA                      $  10.0   $   9.5          5.3%   $  18.4   $  19.2           (4.2%)  $   28.4   $   28.7           (1.0%)
SES                      $   0.5   $   0.6        (16.7%)  $   1.7   $   1.7            0.0%   $    2.2   $    2.3           (4.3%)
Total Wholesale          $  16.0   $  15.4          3.9%   $  32.9   $  34.2           (3.8%)  $   48.9   $   49.6           (1.4%)

   Economy Sales         $   2.5   $   0.8        212.5%   $   6.7   $   2.2          204.5%   $    9.2   $    3.0          206.7%
   Miscellaneous         $   1.4   $   1.6        (12.5%)  $   0.0   $   0.0            0.0%   $    1.4   $    1.6          (12.5%)

Total Revenue            $  62.4   $  61.1          2.1%   $  71.9   $  69.5            3.5%   $  134.3   $  130.6            2.8%

The following table summarizes kWh sales for the six months ended June 30:

                                        2008                 2007
               Customer                 kWh                  kWh
            --------------         -------------        -------------
            Retail                   603,632,487          607,584,281
            Wholesale                650,744,675          648,138,884
            Economy Energy           134,859,080           49,265,910
                                   -------------        -------------
                 Total             1,389,236,242        1,304,989,075
                                   =============        =============

Total operating expenses increased $3.8 million, or 3.3%, in the first six months of 2008 over the same period of 2007.

Fuel expense increased $6.9 million, or 13.1%, due to an increase in fuel being used during the first six months of 2008 compared to the same time period of 2007 caused by the Dynamite Slough transmission line work and maintenance activities, which limited generation in 2007. For the first six months of 2008, Chugach used 14,678,809 MCF of fuel at an average effective price of $4.71 per MCF, which does not include 2,036,762 MCF of fuel that is recorded in purchased power. For the same period in 2007, Chugach used 12,964,814 MCF of fuel at an average effective price of $4.81 per MCF, which does not include 2,025,254 MCF of fuel that is recorded in purchased power.

Production expense increased $1.0 million, or 13.2%, in the first half of 2008 compared to the same period in 2007 due to expenses associated with the Beluga Unit 7 inspection in 2008. The increase was also due to the amortization associated with the Beluga River Gas Compression project, as well as the accelerated amortization of the prior Beluga Unit 8 overhaul caused by a change to the maintenance schedule.

Purchased power expense decreased $3.0 million, or 16.2%, in the first half of 2008 compared to the first half of 2007. The decrease was due to the transmission line work at

Dynamite Slough and maintenance activities, which limited our generation, resulting in higher purchased power costs in 2007. In the first six months of 2008, Chugach purchased 275,410 MWh of energy at an average effective price of
5.42 cents per kWh. For the same period in 2007, Chugach purchased 316,899 MWh of energy at an average price of 5.65 cents per kWh.

Transmission expense decreased $699.8 thousand, or 19.3%, in the first half of 2008 compared to the same period in 2007. The decrease was primarily due to lower substation labor and professional services related to transmission line clearing as well as maintenance at the Point MacKenzie and University substations in 2007.

Distribution expense decreased $818.3 thousand, or 12.1%, during the first six months of 2008 compared to the same period in 2007. The decrease was primarily due to professional services related to an outage in the first quarter of 2007 and decreased expenditures related to right-of-way clearing in the first six months of 2008 compared to the first six months of 2007.

Consumer accounts expenses increased $231.1 thousand, or 9.4%, during the first six months of 2008 compared to the same period in 2007. The increase was primarily related to higher advertising and imaging costs associated with capital credit retirements.

Administrative, general and other expenses did not materially change in the first six months of 2008 compared to the same period in 2007.

Interest on long-term debt decreased $1.3 million, or 10.5%, for the first six months of 2008 compared to the same period in 2007. The decrease was primarily related to the use of our NRUCFC line of credit to redeem the outstanding principal amount and pay accrued interest on the 2002 Series B Bonds in March of 2008. The decrease was also due to continued principal payments as well as lower interest rates in 2008 compared to 2007.

Other interest expense increased $263.2 thousand due to the use of the NRUCFC line of credit described above and the increased use of our CoBank line of credit in the first six months of 2008 compared to the same period in 2007. This increase was partially offset by a decrease in interest rates in 2008 compared to 2007.

Interest charged to construction did not materially change during the first six months of 2008 compared to the same period in 2007.

Non-operating margins decreased $230.3 thousand, or 45.7%, in the first six months of 2008 compared to the same period in 2007. The decrease was primarily due to lower interest income as a result of lower interest rates in the first six months of 2008 compared to the same period in 2007. This decrease was also due to lower 2007 margins which was used in the average equity balance calculation of AFUDC.

Financial Condition

Assets
------

Total assets decreased $10.7 million, or 1.9%, from December 31, 2007 to June 30, 2008. Accounts receivable decreased $8.9 million, or 28.5%, primarily due to lower energy usage as of June 30, 2008, compared to December 31, 2007. Net utility plant decreased $3.3 million, or 0.7%, primarily due to depreciation expense in excess of extension and replacement of plant. Special Funds decreased $0.5 million, or 61.9% due to the decrease in the value of deferred compensation accounts, as well as the disbursement of funds of a former employee. Materials and supplies decreased $1.3 million, or 4.7%, primarily due to the use of generation inventory for scheduled maintenance and capital projects. Cash and cash equivalents also decreased $0.8 million, or 12.8%.

These decreases were offset by an increase in fuel cost recovery. Fuel cost recovery increased $4.6 million, or 100%, due to the under-collection of the prior quarter's fuel and purchased power costs recovered through the fuel surcharge mechanism, which created a receivable at June 30, 2008.

Liabilities
-----------

Total liabilities, equities and margins decreased $10.7 million, or 1.9%, from December 31, 2007 to June 30, 2008. The decrease included a $38.3 million, or 10.8%, decrease in total long-term obligations and current installments of long-term debt, due to principal payments made on CoBank 2, 3, 4 and 5 and the 2002 Series B Bonds, as well as the redemption of the 2002 Series B Bonds, which was previously classified as a long-term obligation. The use of the NRUCFC line of credit to redeem the 2002 Series B Bonds currently classifies the outstanding balance as a short-term obligation. Management is currently evaluating long-term financing options. Accounts payable decreased $0.9 million, or 11.6%, due primarily to the timing of cash payments on invoices for goods and services. Fuel cost over-recovery decreased $1.6 million, or 100%, due to the under-collection of the prior quarter's fuel and purchased power costs recovered through the fuel surcharge mechanism, which created a receivable instead of a payable at June 30, 2008. Other liabilities decreased $1.8 million, or 48.6%, from December 31, 2007, due primarily to the payment of the 2007 retirement of patronage capital in the first quarter of 2008. Deferred compensation also decreased $0.5 million, or 61.9%, due to the decrease in the value of deferred compensation accounts, as well as the disbursement of funds of a former employee. Deferred liabilities decreased $0.6 million, or 32.3%, due to a decrease in customer advances for construction.

These decreases were offset by increases in short-term obligations and total equities and margins. Short-term obligations increased $29.7 million, or 100%, due to the use of the NRUCFC line of credit to redeem the 2002 Series B Bonds, previously classified as a long-term obligation, to a short-term obligation. Total equities and margins increased $3.4 million, or 2.3%, due to the margins generated through June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Summary

We ended the first six months of 2008 with $5.4 million of cash and cash equivalents, down from $6.2 million at December 31, 2007. We utilized $29.7 million of our $57.5 million in lines of credit that we maintain with CoBank and NRUCFC in order to redeem our 2002 Series B Bonds. Thus, our available borrowing capacity under these lines at June 30, 2008, was $27.8 million. In April and May of 2008, Chugach had additional line of credit activity with CoBank, however, in June of 2008, Chugach paid the outstanding balance on this line of credit.

Cash equivalents consist of all highly liquid debt instruments with a maturity of three months or less when purchased and an Overnight Repurchase Agreement with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2008 and 2007.

                                                     2008           2007
                                                  -----------    -----------
    Total cash provided by (used in):

       Operating activities                        22,416,295     26,131,733
       Investing activities                       (12,677,497)   (16,227,417)
       Financing activities                       (10,533,250)    (8,539,019)

    Decrease in cash and cash equivalents            (794,452)    (1,365,297)

Operating Activities
--------------------

Cash provided by operating activities was $22.4 million for the six months ended June 30, 2008, compared with $26.1 million for the six months ended June 30, 2007. Increased assignable margins and depreciation expense were offset by changes in operating assets and liabilities. Assignable margins increased to $3.5 million in the first six months of 2008, compared with $2.8 million in the first six months of 2007. The changes in operating assets and liabilities were due primarily to changes in accounts receivable, fuel cost under-recovery, materials and supplies, deferred charges, accounts payable, fuel cost over-recovery, fuel payable and other liabilities. The accounts receivable change was primarily due to the timing of customer payments and higher invoices in 2008 than in 2007 due to rising fuel expense while the change in fuel cost under-recovery was due to the under collection of fuel and purchased power costs recovered through the fuel surcharge mechanism. The change in materials and supplies was due to the timing of purchases for future projects. More materials and supplies were purchased in the first quarter of 2008 for 2008 projects than in the second quarter of 2007 for 2007 projects. The change in deferred charges was due to the Beluga Unit 8 major overhaul project, continued gas contract negotiations and new generation development. The change in accounts payable was primarily due to the timing of cash payments on invoices for goods and services and a decrease in construction activity while the change in fuel cost over-recovery was due to the payment of the over collection of fuel and purchased power costs recovered through the fuel surcharge mechanism. The fuel payable change was due to increased fuel expense and the change in other liabilities was due to the payment of the 2007 retirement in 2008.

Investing Activities
--------------------

Cash used in investing activities was $12.7 million for the six months ended June 30, 2008, compared with $16.2 million for the six months ended June 30, 2007. The change in cash used in investing activities was due primarily to the level of construction activity in the first six months of 2008 compared to the same period in 2007. Chugach replaced a transmission tower in the first quarter of 2007, as well as the 2008 construction season started later than in 2007 due primarily to ground conditions and vacancies. Capital construction for 2008 is estimated at $45.3 million. Capital improvement expenditures are expected to increase in the third quarter of 2008 as the construction season extends into October.

Financing Activities
--------------------

Cash used in financing activities was $10.5 million for the six months ended June 30, 2008, compared to $8.5 million for the six months ended June 30, 2007. The change in cash used in financing activities was primarily due to an increase in repayments of long-term obligations in the first six months of 2008 compared to the same period in 2007, as well as the payment of the 2007 retirement of patronage capital in the first quarter of 2008, which was higher than the payment of the 2006 retirement of patronage capital in the first quarter of 2007.

Sources of Liquidity

Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $7.5 million line of credit with CoBank and a $50 million line of credit from NRUCFC. We utilized $29.7 million of our $57.5 million in lines of credit that we maintain with CoBank and NRUCFC in order to redeem our 2002 Series B Bonds. At June 30, 2008, there was no outstanding balance on the CoBank line of credit and $29.7 million outstanding on the NRUCFC line of credit. Thus, our available borrowing capacity under these lines at June 30, 2008, was $27.8 million.

In April and May of 2008, Chugach had additional line of credit activity, however, in June of 2008, Chugach paid the outstanding balance on this line of credit. In August of 2008, Chugach borrowed an additional $3.5 million on this line of credit.

Chugach also has a term loan facility with CoBank. Loans made under this facility are evidenced by promissory notes governed by the Master Loan Agreement, which became effective on January 22, 2003.

At June 30, 2008, Chugach had the following promissory notes outstanding with this facility:

    Promissory     Principal    Interest Rate at   Maturity     Principal
       Note         Balance       June 30, 2008      Date     Payment Dates
    ----------   ------------   ----------------   --------   -------------
     CoBank 2    $  4,500,000        5.50%           2010      2005 - 2010
     CoBank 3      18,376,673        3.76%           2022      2003 - 2022
     CoBank 4      20,086,132        3.76%           2022      2003 - 2022
     CoBank 5       4,302,634        3.76%           2012      2007 - 2012
                 ------------
       Total     $ 47,265,439
                 ============

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

Over the next five years we anticipate incurring increasing amounts of capital expenditures due to the construction of a gas fired generation unit, on-going capital needs and refinancing of certain existing debt. These amounts are currently being financed under existing lines of credit. In March of 2008 we issued a Request For Proposal (RFP) for a three to five year interim finance facility. The requested facility will act as a bridge until Chugach issues long-term bonds expected in 2010, 2011 and 2012. A recommendation to adopt a proposed financing plan was approved by the Board of Directors on June 25, 2008. We are currently negotiating the establishment of a Commercial Paper backstop facility in the amount of $250 - $300 million with NRUCFC and KeyBank. Closing on the credit facility is anticipated for September of 2008.

Chugach management continues to expect that cash flows from operations and external funding sources, including additional long-term and short-term borrowings, will be sufficient to cover operational, financing and capital funding requirements in 2008 and thereafter.

CRITICAL ACCOUNTING POLICIES

Chugach's accounting and reporting policies comply with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that effect results of operations and reported amounts of assets and liabilities in the financial statements. Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach's financial condition and results of its operations, and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP. For all of these policies management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with Chugach's Audit Committee. The following policies are considered to be critical accounting policies for the quarter ended June 30, 2008.

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

Unbilled revenue

Chugach calculates unbilled retail revenue at the end of each month to ensure the recognition of a full month's revenue. Chugach estimates calendar-month unbilled sales based on billing cycle sales, billing cycle read dates, weather and hours of darkness to produce an estimate of calendar sales. This estimate of calendar sales is then calibrated to deliveries measured at Chugach distribution substations, net of losses. Furthermore, based on the number of unbilled days, weather, and hours of darkness, an estimate of unbilled sales is produced. Prior to March of 2008, the resulting unbilled estimate was multiplied by the average rate produced from the billing cycle data. Beginning in March of 2008, the unbilled estimate is now being multiplied by the respective billing class determinants to produce an estimate of revenue, which includes the impact of changes in rates to arrive at the monthly unbilled accrual. Chugach recognized $6,121,614 and $6,218,932 of unbilled retail revenue at June 30, 2008 and 2007, respectively.

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

We received an order on the 2005 Test Year general rate case in 2008. The decision will mean more equitable electric rates being charged to generation and transmission (G&T) customers and distribution (D) customers. It will also mean a more balanced return being realized by both areas of Chugach.

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

Chugach's existing generation is aging and new generation is more efficient using substantially less fuel. Jointly building a new generation unit offers economies of scale that cannot be gained through individual utility efforts. Chugach is in the process of developing a gas-fired generation plant near its Anchorage headquarters and offered Alaska Electric and Energy Cooperative, Inc.
(AEEC) and Municipal Light & Power (ML&P or AML&P) the opportunity to participate in the project in order to partially satisfy their power requirements. On February 18, 2008, the Board approved authorizing the Interim CEO to execute Memorandums of Understanding with AEEC and AML&P regarding joint development of the South Anchorage Power Project. In June 2008, AEEC elected to withdraw from further participation discussions and pursue their own generation project. On July 30, 2008, the Chugach Board of Directors authorized the CEO to sign the Participation, Operation and Maintenance (O&M) and Lease Agreements (Agreements) for the South Central Project (Project) with AML&P. AML&P is expected to approve and sign the Agreements on August 13, 2008 when Chugach's CEO will also sign them. MEA has expressed an interest in participating in the Project and documents have been prepared that contain the terms under which Chugach and AML&P would be willing to negotiate with MEA.

Discussions between Chugach and AML&P regarding potential new organizational structures will continue into the third and fourth quarters of 2008.

During 2008, Chugach will evaluate several options concerning refinancing the 2011 and 2012 long term debt maturities as well as establishing a potential three to five year interim financing vehicle to finance capital expansion, redeem variable rate debt and fund other operations. The current state of the credit markets may effect the terms and conditions of future borrowings. Approval to establish a Commercial Paper borrowing program was given by the Chugach Board of Directors in June 2008. The program is anticipated to be operational by the fourth quarter of 2008.

ENVIRONMENTAL MATTERS

Compliance with Environmental Standards

The Clean Air Act and EPA regulations under the act (the "Clean Air Act") establish ambient air quality standards and limit the emission of many air pollutants. Some Clean Air Act programs that regulate electric utilities, notably the Title IV "acid rain" requirements, do not apply to facilities located in Alaska. The EPA's anticipated regulations to limit mercury emissions from fossil-fired steam-electric generating facilities are not expected to materially impact Chugach because our thermal power plants burn exclusively natural gas.

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

In March 2007, Chugach conducted emissions testing at the Bernice Lake Power Plant which indicated that two of the gas turbines at the facility were exceeding the NSPS emission limit for NOx. Chugach voluntarily limited the power output of these turbines to ensure interim compliance with the NSPS regulations and is currently in the final stages of commissioning a water injection system to control NOx emissions from the turbines. With the water injection system, Chugach will again be able to fully utilize the power output from these turbines while complying with the NSPS regulations.

Chugach is also currently working with the ADEC to resolve the issue of past non-compliance with the Bernice Lake turbines. On March 26, 2008, the ADEC issued a formal NOV to Chugach regarding the NSPS issues. Specifically, the NOV alleges that Chugach violated its operating permit and air quality regulations by operating two generating units at the Bernice Lake Power Plant in excess of the NOx emission limit; failing to perform a source test to demonstrate compliance with regulations; and failing to conduct reasonable inquiry regarding source test compliance for the 2006 annual compliance certification. A meeting with ADEC to discuss settlement of the identified alleged violations is scheduled for August 22, 2008. It is not possible at this time to reasonably anticipate the amount of a potential penalty that may result from this NOV. In the opinion of management, a potential penalty is not likely to have a material adverse effect on Chugach's results of operations, financial condition or liquidity.

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

Interest Rate Risk

The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of June 30, 2008.

                                                                                                                            Fair
Total Debt(1)                  2008         2009        2010        2011          2012       Thereafter       Total        Value
-------------               ----------   ---------   ---------   ----------   -----------   ------------   ----------   -----------
Fixed rate debt             $    1,000   $   2,000   $   1,500   $  150,000   $   120,000   $          0   $  274,500   $   288,061

Average interest rate             5.50%       5.50%       5.50%        6.55%         6.20%          0.00%        6.38%

Annual interest
Expense                     $    8,746   $  17,405   $  17,297   $    9,487   $       620   $          0

Variable rate debt          $      442   $  32,117   $   2,618   $    2,852   $     2,694   $     31,757   $   72,479   $    72,479

Average interest rate             3.70%       3.34%       3.70%        3.70%         3.70%          3.70%        3.54%

(1) Includes current portion

Chugach is exposed to market risk from changes in interest rates. A 100 basis-point change (up or down) would increase or decrease our interest expense by approximately $724,791 based on $72,479,098 of variable rate debt outstanding at June 30, 2008.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Chugach's annual membership meeting was held on April 24, 2008. One new board member was elected, while two current board members were re-elected. Total number of members of record was 65,146. Candidates Anthony Izzo, Uwe Kalenka, Rebecca Logan, Janet Reiser, Elizabeth Vazquez and Mark Wiggin each received 6,987, 7,448, 7,623, 7,978, 7,945 and 7,364 votes, respectively. Janet Reiser,
Elizabeth Vazquez and Rebecca Logan were elected to three-year terms.

ITEM 5. OTHER INFORMATION

Effective July 1, 2008, the Board of Directors appointed Bradley W. Evans as Chief Executive Officer. The contract terms are being finalized.

Bradley W. Evans, 54, was appointed Interim CEO on December 5, 2007. Prior to that appointment, Mr. Evans had served as Sr. Vice President, Power Supply since March 20, 2006, General Manager, G&T Division since January 31, 2005, Sr. Vice President, Energy Supply since June 5, 2002 and Director, Energy Supply since February 26, 2001. Prior to his current Chugach employment, Mr. Evans served as Manager, System Dispatch for Golden Valley Electric Association.

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

                                      CHUGACH ELECTRIC ASSOCIATION, INC.

                                              By:    /s/ Bradley W. Evans
                                                     Bradley W. Evans
                                                     Chief Executive Officer

                                              By:    /s/ Michael R. Cunningham
                                                     Michael R. Cunningham
                                                     Chief Financial Officer

                                                     Date: August 12, 2008
                                                           ---------------

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

  Exhibit Number                          Description
  --------------                         -------------

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