Form 10-Q
period 2008-09-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2008-11-14
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-42125

CHUGACH ELECTRIC ASSOCIATION, INC.

(Exact name of registrant as specifies in its charter)

State of Alaska (State or other jurisdiction of incorporation or organization)	92-0014224 (I.R.S. Employer Identification Number)
5601 Electron Drive, Anchorage, AK (Address of principal executive offices)	99518 (Zip Code)
(907) 563-7494 (Registrant’s telephone number including area code) None (Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 ☒Yes   ☐ No

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes ☒ No

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the financial statements of Chugach as of and for the quarter ended September 30, 2008, follow.

Chugach Electric Association, Inc.

Balance Sheets

(Unaudited)

Assets	September 30, 2008	December 31, 2007

Utility Plant:
Electric Plant in service	$816,626,753	$805,631,207
Construction work in progress	16,202,964	17,712,884
Total utility plant	832,829,717	823,344,091
Less accumulated depreciation	(384,600,978)	(367,391,921)
Net utility plant	448,228,739	455,952,170

Other property and investments, at cost:
Nonutility property	24,461	24,461
Investments in associated organizations	11,993,216	11,993,378
Special Funds	288,188	768,041
Total other property and investments	12,305,865	12,785,880

Current assets:
Cash and cash equivalents	9,410,901	6,209,936
Special deposits	125,117	125,117
Fuel cost under-recovery	10,050,871	0
Accounts receivable, net	24,959,804	31,355,481
Materials and supplies	28,629,504	28,422,088
Prepayments	1,417,356	1,357,980
Other current assets	301,240	264,501
Total current assets	74,894,793	67,735,103

Deferred charges, net	24,226,384	21,252,965

Total assets	$559,655,781	$557,726,118

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Balance Sheets (continued)

(Unaudited)

Liabilities, Equities and Margins	September 30, 2008	December 31, 2007

Equities and margins:
Memberships	$1,379,128	$1,345,013
Patronage capital	140,873,605	138,713,338
Other	9,096,281	9,252,085
Total equities and margins	151,349,014	149,310,436

Long-term obligations, excluding current installments:
Bonds payable	270,000,000	299,600,000
National Bank for Cooperatives	42,162,217	45,823,500
Total long-term obligations	312,162,217	345,423,500

Current liabilities:
Current installments of long-term obligations	4,384,523	10,106,804
Short-term obligations	37,213,659	0
Accounts payable	7,832,195	7,935,566
Consumer deposits	2,362,600	2,403,051
Fuel cost over-recovery	0	1,596,010
Accrued interest	1,876,120	6,304,609
Salaries, wages and benefits	5,891,916	5,953,873
Fuel	32,473,883	22,337,653
Other liabilities	1,942,619	3,680,212
Total current liabilities	93,977,515	60,317,778

Deferred compensation	288,188	768,041
Deferred liabilities	1,878,847	1,906,363

Total liabilities, equities and margins	$559,655,781	$557,726,118

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Operations

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007

Operating revenues	$70,297,168	$57,053,772	$204,651,479	$187,634,471

Operating expenses:
Fuel	35,129,953	22,930,887	94,663,415	75,571,087
Production	4,076,478	4,395,166	12,523,044	11,854,064
Purchased power	7,515,163	7,333,164	23,133,146	25,976,348
Transmission	1,683,165	1,568,826	4,601,905	5,187,398
Distribution	3,488,404	3,306,766	9,428,136	10,064,752
Consumer accounts	1,326,579	1,322,706	4,017,769	3,782,755
Administrative, general and other	4,995,323	5,201,484	14,998,039	15,376,179
Depreciation and amortization	7,851,387	7,221,745	22,825,522	21,746,281
Total operating expenses	66,066,452	53,280,744	186,190,976	169,558,864

Interest on long-term debt	5,193,829	6,153,277	16,074,579	18,309,050
Other	506,974	0	859,318	89,029
Charged to construction	(95,234)	(192,972)	(313,066)	(456,185)
Net interest expenses	5,605,569	5,960,305	16,620,831	17,941,894
Net operating margins	(1,374,853)	(2,187,277)	1,839,672	133,713

Nonoperating margins:
Interest income	96,687	169,752	309,002	546,878
Capital credits, patronage dividends and other	55,440	81,128	116,408	207,559
Total nonoperating margins	152,127	250,880	425,410	754,437

Assignable margins	$(1,222,726)	$(1,936,397)	$2,265,082	$888,150

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of  Cash Flows

(Unaudited)

	Nine months ended September 30
	2008	2007
Cash flows from operating activities:
Assignable margins	$2,265,082	$888,150
Adjustments to reconcile assignable margins to net cash provided activities:
Depreciation and amortization	26,552,923	24,790,910
Capitalized interest	(402,134)	(689,462)
Other	162	40

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	6,395,677	4,099,311
Fuel cost under-recovery	(10,050,871)	0
Materials and supplies	(207,416)	(2,854,063)
Prepayments	(59,376)	127,199
Other assets	(36,739)	13,634
Deferred charges	(5,569,348)	(2,927,377)
Increase (decrease) in liabilities:
Accounts payable	507,161	2,087,456
Consumer deposits	(40,451)	106,432
Fuel cost over-recovery	(1,596,010)	3,239,164
Accrued interest	(4,428,489)	(4,162,835)
Salaries, wages and benefits	(61,957)	(685,010)
Fuel	10,136,230	2,224,867
Other liabilities	(403,665)	(1,560,648)
Deferred liabilities	(13,517)	93,495
Net cash provided by operating activities	22,987,262	24,791,263
Investing activities:
Extension and replacement of plant	(16,441,962)	(21,812,254)
Net cash used for investing activities	(16,441,962)	(21,812,254)
Cash flows from financing activities:
Repayments of long-term obligations	(38,983,564)	(8,296,175)
Proceeds from short-term borrowing	37,213,659	0
Memberships and donations received (refunded)	(121,688)	28,423
Retirement of patronage capital and estate payments	(1,438,743)	(834,178)
Net refunds on consumer advances for construction	(13,999)	(358,730)
Net cash used for financing activities	(3,344,335)	(9,460,660)
Net increase (decrease) in cash and cash equivalents	3,200,965	(6,481,651)

Cash and cash equivalents at beginning of period	$6,209,936	9,844,914

Cash and cash equivalents at end of period	$9,410,901	$3,363,263

Supplemental disclosure of non-cash investing and financing activities
Retirement of plant	$5,436,875	$4,119,499
Extension and replacement of plant included in accounts payable	$1,267,588	$2,565,783

Supplemental disclosure of cash flow information - interest expense paid, excluding amounts capitalized	$21,049,320	$22,015,700

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2008 and 2007

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

September 30, 2008 and 2007

c.	Regulation

The accounting records of Chugach conform to the Uniform System of Accounts as prescribed by the Federal Energy Regulatory Commission (FERC). Chugach meets the criteria, and accordingly, follows the accounting and reporting requirements of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No.71).

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

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation. The reclassifications represent the amount of depreciation recorded as operating expense, the amortization of general plant and the non-cash change in capital credit retirements.

Cash Flow reclassifications

Net cash provided by operating activities	$1,638,688
Net cash used in investing activities	$(1,238,301)
Net cash used in financing activities	$(400,387)

3.	REGULATORY MATTERS

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

September 30, 2008 and 2007

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

Wholesale customers MEA and HEA were active in the proceeding. Subsequently, MEA and HEA filed an appeal of the RCA’s decision in Superior Court, see “Footnote 5, Legal Proceedings – Matanuska Electric Association, Inc. (MEA) v. State of Alaska, Regulatory Commission of Alaska, Superior Court Case No. 3AN-06-8243 Civil.” HEA later dismissed its appeal leaving MEA’s claim focusing mainly on the question of whether implementation of the new depreciation rates as of January 1, 2005 constituted illegal retroactive rate making. Oral argument before the Superior Court was held on July 15, 2008. On July 21, 2008, the Court issued a decision affirming the RCA’s January 10, 2006 decision.

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

On April 21, 2008, Chugach filed a Petition for Reconsideration of Order 21. Chugach asked the RCA to reconsider its decisions on the allocator for long-term debt and interest expense and the requirement for specific scenarios in Chugach’s Financial Management Plan (FMP). Chugach also proposed corrections to the RCA calculation of the debt allocator it ordered. No other parties filed for reconsideration of the order. The RCA had until May 21, 2008, to render a decision on Chugach’s petition.

On May 21, 2008, the RCA issued Order No. 22. The RCA revised the long-term debt allocator from 67.12% to 68.46%. This finding increased MEA’s revenue requirement to Chugach by $107,818. The RCA reaffirmed its requirement for FMP scenarios.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2008 and 2007

On May 30, 2008, the RCA issued Order No. 23, accepting Chugach’s compliance filing and approving tariff sheets that incorporate the RCA’s findings in Order No. 22.

On June 4, 2008, MEA filed a Petition for Reconsideration of Order No. 23, expressing several concerns about Chugach’s computation of depreciation expenses.

On September 16, the RCA issued Order No. 24. The RCA reviewed comments submitted by MEA, however, the RCA found that depreciation calculations by Chugach were reasonable.

On October 1, Chugach submitted three Financial Management Plan scenarios to the Commission in compliance with Order No. 21 in U-06-134. The three scenarios contained in the filing were: Scenario 1: Wholesale relationships continue into the future; Scenario 2: Firm wholesale relationships terminate and are replaced with interruptible sales; and, Scenario 3: Firm wholesale relationships terminate and are not replaced with interruptible sales. On November 7, 2008, the RCA issued Order No. 25, accepting Chugach’s Financial Management Plan as filed and closing docket U-06-134.

4.	LINES OF CREDIT

Chugach maintains a $7.5 million line of credit with CoBank, ACB (CoBank). On October 22, 2008, the Board of Directors approved a resolution to renew this line of credit. The line of credit was also renewed by CoBank, extending the expiration date to October 31, 2009, and is subject to annual renewal at the discretion of the parties. Chugach utilized this line of credit in the first quarter of 2008 and had $5.5 million outstanding at March 31, 2008. In April and May of 2008, Chugach had additional line of credit activity, however, in June of 2008, Chugach paid off the outstanding balance. In August and September of 2008 Chugach borrowed $7.5 million on this line of credit, which represented the balance at September 30, 2008. At September 30, 2007, there was no outstanding balance on this line of credit. The borrowing rate is calculated using the CoBank BaseRate on the first day of the week plus 3%. The borrowing rate at September 30, 2008 and 2007 was5.19%and 6.35%, respectively.

In addition, Chugach had an annual line of credit of $50 million available with the National Rural Utilities Cooperative Finance Corporation (NRUCFC) until October 9, 2008, when Chugach reduced this line of credit to $45 million. The reduction to the borrowing limit is temporary in order that a full $300 million commitment on an unsecured credit agreement backstopping Chugach’s new Commercial Paper program, described in Note 9, could be met. Chugach intends to request restoration of this limit and is currently negotiating an increase of this limit to $75 million.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2008 and 2007

In March of 2008 Chugach borrowed $29.7 million on this line of credit to redeem the outstanding principal amount and pay accrued interest on the 2002 Series B Bonds, which represented the outstanding balance on this line of credit at September 30, 2008. The borrowing rate at September 30, 2008 on this transaction was 3.34%. Chugach utilized this line of credit in October and November of 2008 and had a balance of $41.5 million on this line of credit as of the date of this filing. Chugach did not utilize this line of credit during the third quarter of 2007 and had no balance outstanding at September 30, 2007. The borrowing rate at September 30, 2008 and 2007 was 4.75% and 6.65%, respectively. The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. The borrowing rate is calculated using the total rate per annum as may be fixed by NRUCFC and will not exceed the Prevailing Prime Rate, plus one percent per annum. The NRUCFC line of credit expires October 14, 2012. Repayment of this line of credit is required by March 15, 2009, and is therefore classified as short-term. Management intends to repay this line using a new Commercial Paper program described in Note 10.

The CoBank and NRUCFC lines of credit are immediately available for unconditional borrowing.

5.	LEGAL PROCEEDINGS

Matanuska Electric Association, Inc. (MEA) v. State of Alaska, Regulatory Commission of Alaska, Superior Court Case No. 3AN-06-8243 Civil

On May 17, 2006, MEA appealed and on May 30, 2006, HEA cross appealed the RCA’s decision in Docket No. U-04-102, see “Footnote 3, Regulatory Matters – Revision to Current Depreciation Rates (Docket No. U-04-102).” On appeal, MEA claimed the RCA’s decision dated January 10, 2006, to authorize Chugach to implement new depreciation rates as of January 1, 2005, constituted illegal retroactive rate making. MEA further contended that the RCA’s reliance on avoidance of regulatory lag as a basis for its decision was improper. MEA also challenged certain of the RCA’s discovery rulings. Chugach joined the State of Alaska in defending the RCA’s rulings. HEA stipulated with the other parties to dismiss its cross appeal which the Court granted by order dated September 11, 2007. Oral argument was held on July 15, 2008, and on July 21, 2008, the Court issued a decision affirming the RCA’s January 10, 2006 decision.

The time for MEA to appeal the Superior Court’s decision to the Alaska Supreme Court has now expired.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2008 and 2007

6.	RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 141R “Business Combinations”

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R replaces FASB Statement No. 141, “Business Combinations.” This statement retains the requirements in SFAS No. 141 that the acquisition method of accounting be used and for an acquirer to be identified for each business combination. This statement defines the acquirer and establishes the acquisition date. This statement applies only to business combinations in which control was obtained by transferring consideration. By applying the same method, this statement improves the comparability of the information about business combinations provided in financial reports. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Chugach will begin application of SFAS No. 141R on January 1, 2009, and it does not expect to have a material affect on our results of operations, financial position, and cash flows.

SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. Chugach will begin application of SFAS No. 161 on January 1, 2009, and does not expect it to have a material effect on our results of operations, financial position, and cash flows.

FSP FAS 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” FSP FAS 157-1 restricts the application of SFAS No. 157 “Fair Value Measurements” to exclude SFAS No. 13 “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. However, FSP FAS 157-1 stresses its application to assets acquired and liabilities assumed in business combinations required to be measured at fair value under SFAS No. 141 “Business Combinations” regardless of their relation to leases. FSP FAS 157-1 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Chugach began application of SFAS No. 157 on January 1, 2008, which did not have a material effect on our results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2008 and 2007

FSP FAS 157-2 “Effective Date of FASB Statement No. 157”

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 deferred the effective date of applying SFAS No. 157 to nonfinancial assets and nonfinancial liabilities, from financial statements issued for fiscal years beginning after November 15, 2007, to fiscal years beginning after November 15, 2008. FSP FAS 157-2 is effective upon issuance. Chugach will begin application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities on January 1, 2009, which is not expected to have a material effect on our results of operations, financial position, and cash flows.

FSP FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP FAS 157-3 clarified the application of SFAS No. 157 in a market that is not active and provided an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance. Chugach began application of SFAS No. 157 to financial assets and financial liabilities on January 1, 2008, which did not have a material effect on our results of operations, financial position, and cash flows.

FSP FAS 142-3“Determination of the Useful Life of Intangible Assets”

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends SFAS No. 142, “Goodwill and Other Intangible Assets,” to define the factors to be considered in developing the renewal or extension assumptions used to determine the useful life of the recognized intangible assets under SFAS No. 142. SFAS No. 142 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is prohibited. Chugach will begin application FSP FAS 142-3 to intangible assets on January 1, 2009, which is not expected to have a material effect on our results of operations, financial position, and cash flows.

EITF 08-5 “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement”

In June 2008, the FASB’s Emerging Issues Task Force (EITF) issued EITF 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.” EITF 08-5 establishes how to treat the debt issued with a third-party credit enhancement that is inseparable from the debt instrument. In September 2008, the FASB’s EITF reached a consensus to change the effective date of EITF 08-5 to be effective on a prospective basis for the first reporting period beginning on or after December 15, 2008. The FASB ratified this consensus at its September 24, 2008 meeting. Therefore, Chugach will begin application of EITF 08-5 on January 1, 2009, which is not expected to have a material effect on our results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2008 and 2007

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

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and federal agency securities, which are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect Chugach’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The table below presents the balance of Chugach’s non-qualified deferred compensation plan measured at fair value on a recurring basis.

Total	Level 1	Level 2	Level 3
$288,188	$288,155	$0	$0

Chugach had no Level 2 or Level 3 assets or liabilities measured at fair value on a recurring basis.

8.	ENVIRONMENTAL MATTERS

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

September 30, 2008 and 2007

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

In March 2007, Chugach conducted emissions testing at the Bernice Lake Power Plant which indicated that two of the gas turbines at the facility were exceeding the New Source Performance Standards (NSPS) emission limit for nitrogen oxides (NOx). In January 2008 Chugach refurbished the water injection system serving the Bernice Lake turbines and resumed operating the water injection system during high load conditions. The two affected turbines have complied with the NSPS NOx emission limits at all times since the new equipment entered service.

Chugach is also currently working with the Alaska Department of Environmental Conservation (ADEC) to resolve the issue of past non-compliance with the Bernice Lake turbines. On March 26, 2008, the ADEC issued a formal Notice of Violation (NOV) to Chugach regarding the NSPS issues.  Specifically, the NOV alleges that Chugach violated its operating permit and air quality regulations by operating two generating units at the Bernice Lake Power Plant in excess of the NOx emission limit; failing to perform a source test to demonstrate compliance with regulations; and failing to conduct reasonable inquiry regarding source test compliance for the 2006 annual compliance certification.  Chugach met with ADEC on August 22, 2008 to discuss settlement of potential civil penalty claims for the alleged violations. Another meeting is scheduled for November 18, 2008. It is not possible at this time to reasonably anticipate the amount of a potential penalty that may result from this NOV. In the opinion of management, a potential penalty is not likely to have a material adverse effect on Chugach’s results of operations, financial condition or liquidity.

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

9.	GENERATION COMMITMENTS

Chugach’s existing generation is aging and new generation is more efficient using substantially less fuel. Jointly building a new generation unit offers economies of scale that cannot be gained through individual utility efforts. Chugach is in the process of developing a gas-fired generation plant near its Anchorage headquarters and offered Alaska Electric and Energy Cooperative, Inc. (AEEC) and Municipal Light & Power (ML&P or AML&P) the opportunity to participate in the project in order to partially satisfy their power requirements. On February 18, 2008, the Board

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2008 and 2007

approved authorizing the Interim CEO to execute Memorandums of Understanding with AEEC and AML&P regarding joint development of the South Central Alaska Power Project (SCAPP). In June 2008, AEEC elected to withdraw from further participation discussions and pursue its own generation project. On July 30, 2008, the Chugach Board of Directors authorized the CEO to sign the Participation, Operation and Maintenance (O&M) and Lease Agreements (Agreements) for SCAPP with AML&P. Chugach and AML&P signed these Agreements on August 28, 2008. On October 31, 2008, the SCAPP Participants Committee authorized Chugach to execute a gas turbine purchase agreement for the purchase of three gas turbines with an option for a fourth turbine, which is expected to close in the fourth quarter of 2008. Management anticipates expenditures of approximately $7 million for the remainder of 2008 and approximately $40 million in 2009 for this project.

10.	FINANCING

Over the next five years we anticipate incurring increasing amounts of capital expenditures due to the construction of a gas fired generation unit, on-going capital needs and refinancing of certain existing debt. These amounts are currently being financed under existing lines of credit. In March of 2008 we issued a Request For Proposal (RFP) for a three to five year interim finance facility. It is anticipated that commercial paper will be issued under this requested facility and will act as a bridge until Chugach converts Commercial Paper balances to long term debt in 2010 and to refinance the 2011 and 2012 Series A bonds. A recommendation to adopt a proposed financing plan was approved by the Board of Directors on June 25, 2008. The commercial paper program will be backed by a $300 million Unsecured Credit Agreement between NRUCFC, KeyBank, CoBank and US Bank. At closing, the Credit Agreement was priced with an all-in drawn spread of Libor plus 60 basis points, along with a 17.5 basis points facility fee. The credit agreement was executed on October 10, 2008 and expires on October 10, 2011. Chugach expects to begin issuing short term Commercial Paper in December 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information contained under the caption “CAUTION REGARDING FORWARD-LOOKING STATEMENTS” at the beginning of this report.

RESULTS OF OPERATIONS

Current Year Quarter Versus Prior Year Quarter

Assignable margins improved by $713.7 thousand, or 36.9%, during the third quarter of 2008 compared to the same quarter in 2007.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $13.2 million, or 23.2%, in the third quarter of 2008 compared to the same quarter in 2007.This increase was primarily due to higher economy energy sales and higher fuel expense recovered through the fuel and purchased power surcharge mechanism.

Overall, retail revenue increased in the third quarter of 2008 compared to the same quarter in 2007. Base revenue decreased due to lower retail kWh sales caused by a change in consumer consumption patterns, as well as base rates charged to retail customers decreased effective June 1, 2008, as a result of Chugach’s 2005 Test Year Rate Case. This base revenue decrease was more than offset by fuel expense recovered through the fuel and purchased power surcharge mechanism due in part to higher fuel prices in the third quarter of 2008 compared to the same period in 2007. Chugach also received credits during the third quarter of 2007 due to reduced fuel production taxes which contributed to the increase in retail revenue in the third quarter of 2008 compared to the same period in 2007.

Wholesale revenue increased in the third quarter of 2008 compared to the same quarter in 2007. Base revenue increased due in part to the June 1, 2008, base rate increase charged to wholesale customers as a result of Chugach’s 2005 Test Year Rate Case, which was somewhat offset by a decrease in wholesale kWh sales primarily due to lower commercial sales to HEA. Fuel expense recovered through the fuel and purchased power surcharge mechanism increased due in part to higher fuel prices in the third quarter of 2008, as well as reduced fuel production taxes in 2007 which contributed to the increase in wholesale revenue in the third quarter of 2008 compared to the same period in 2007. Economy energy revenue increased during the third quarter of 2008 compared to the same quarter in 2007 due to increased sales to Golden Valley Electric Association, Inc. (GVEA). Maintenance activities in the third quarter of 2007 limited generation and the ability to sell kWh to GVEA.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $6.5 million to Chugach’s fixed costs for the quarter ended September 30, 2008 and $5.8 million for the quarter ended September 30, 2007.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended September 30, 2008 and 2007:

(In millions)

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue

	2008	2007	% Variance	2008	2007	% Variance	2008	2007	% Variance

Retail
Residential	$ 10.2	$10.2	0.0%	$ 8.0	$ 5.9	35.6%	$ 18.2	$ 16.1	13.0%
Small Commercial	$ 1.9	$ 1.9	0.0%	$ 1.8	$ 1.3	38.5%	$ 3.7	$ 3.2	15.6%
Large Commercial	$ 7.1	$ 7.3	(2.7%)	$ 8.5	$ 6.4	32.8%	$ 15.6	$ 13.7	13.9%
Lighting	$ 0.3	$ 0.3	0.0%	$ 0.1	$ 0.0	0.0%	$ 0.4	$ 0.3	33.3%
Total Retail	$ 19.5	$19.7	(1.0%)	$ 18.4	$13.6	35.3%	$ 37.9	$ 33.3	13.8%

Wholesale
HEA	$ 2.9	$ 2.6	11.5%	$ 8.1	$ 6.7	20.9%	$ 11.0	$ 9.3	18.3%
MEA	$ 4.6	$ 4.1	12.2%	$ 10.4	$ 7.6	36.8%	$ 15.0	$ 11.7	28.2%
SES	$ 0.3	$ 0.3	0.0%	$ 1.1	$ 0.8	37.5%	$ 1.4	$ 1.1	27.3%
Total Wholesale	$ 7.8	$ 7.0	11.4%	$ 19.6	$15.1	29.8%	$ 27.4	$ 22.1	24.0%

Economy Sales	$ 1.1	$ 0.3	266.7%	$ 3.1	$ 0.7	342.9%	$ 4.2	$ 1.0	320.0%
Miscellaneous	$ 0.8	$ 0.7	14.3%	$ 0.0	$ 0.0	0.0%	$ 0.8	$ 0.7	14.3%

Total Revenue	$ 29.2	$27.7	5.4%	$ 41.1	$29.4	39.8%	$ 70.3	$ 57.1	23.1%

The following table summarizes kWh sales for the quarter ended September 30:

Customer	2008 kWh	2007 kWh

Retail	271,392,009	273,827,417
Wholesale	309,796,748	317,625,732
Economy Energy	56,803,260	18,352,740

Total	637,992,017	609,805,889

In June of 2008, base rates charged to retail customers decreased 4.8 percent and base rates charged to wholesale customers HEA, MEA and SES increased 13.0 percent, 10.5 percent and 9.6 percent, respectively. The base rate changes were the result of Chugach’s 2005 Test Year Rate Case adjudicated under Docket U-06-134, see “Footnote 3, Regulatory Matters – 2005 Test Year General Rate Case (Docket No. U-06-134).”

Total operating expenses increased $12.8 million, or 24.0%, in the third quarter of 2008 over the same quarter in 2007.

Fuel expense increased $12.2 million, or 53.2%, in the third quarter of 2008 compared to the same quarter in 2007, primarily due to an increase in fuel price and the unavailability of Beluga Unit 8 due to a scheduled outage. Maintenance activities limited our generation in 2007 which also contributed to the increase in the third quarter of 2008 over 2007. In the third quarter of 2008, Chugach used 7,449,345 MCF of fuel at an average effective price of $5.11 per MCF, which does not include 879,188 MCF of fuel that is recorded as purchased power expense. In the third quarter of 2007, Chugach used 6,689,635 MCF of fuel at an average effective price of $4.04 per MCF, which does not include 1,012,156 MCF of fuel that is recorded as purchased power.

Production expense decreased $318.7 thousand, or 7.3%, in the third quarter of 2008 compared to the same quarter in 2007due primarily to labor and materials associated with the Beluga Unit 7 inspection in 2008, which was different in scope and timing than the Beluga Unit 3 and Unit 5 inspection in 2007. This decrease was slightly offset by the accelerated amortization of the prior Beluga Unit 8 overhaul caused by a change to the maintenance schedule.

Purchased power expense did not materially change in the third quarter of 2008 compared to the same quarter in 2007.In the third quarter of 2008, Chugach purchased 98,434 MWh of energy at an average effective price of 7.29 cents per MWh. In the third quarter of 2007, Chugach purchased 115,106 MWh of energy at an average effective price of 6.02 cents per MWh.

Transmission expense increased $114.3 thousand, or 7.3%, in the third quarter of 2008 compared to the same quarter in 2007. The increase was primarily caused by an increase in expenses associated with substation maintenance in the third quarter of 2008 compared to the same quarter in 2007.

Distribution expense increased $181.6 thousand, or 5.5%, in the third quarter of 2008 compared to the same quarter in 2007.The increase is due primarily to more right-of-way clearing in the third quarter of 2008 compared to the same quarter in 2007.

Consumer accounts did not materially change in the third quarter of 2008 compared to the same quarter in 2007.

Administrative, general and other expenses did not materially change in the third quarter of 2008 compared to the same quarter in 2007.

Depreciation and amortization expense increased $629.6 thousand, or 8.7%, in the third quarter of 2008 compared to the same quarter in 2007. The increase was due in part to a change in depreciation rates as a result of Chugach’s 2005 Test Year Rate Case, as well as the continued closeout of construction projects.

Interest on long-term debt decreased $959.4 thousand, or 15.6%, in the third quarter of 2008 compared to the same quarter of 2007. The decrease was primarily related to the use of our NRUCFC line of credit to redeem the outstanding principal amount and pay accrued interest on the 2002 Series B Bonds in March of 2008, resulting in a shift from long-term interest expense to short-term interest expense. The decrease in the third quarter of 2008 compared to the same period in 2007 was also due to continued principal payments on our CoBank debt.

Other interest expense increased $507.0 thousand, due in part to the use of the NRUCFC line of credit described above and the increased use of our CoBank line of credit in the third quarter of 2008 compared to the same quarter in 2007. This increase is net of the affects of a decrease in interest rates in the third quarter of 2008.

Interest charged to construction decreased $97.7 thousand, or 50.1%, caused primarily by less construction activity during the third quarter of 2008 compared to the same quarter in 2007.

Non-operating margins decreased $98.8 thousand, or 39.4%, in the third quarter of 2008 compared to the same quarter in 2007. The decrease is primarily due to lower interest income due in part to a lower cash balance and lower interest rates in the third quarter of 2008 compared to the same period in 2007. The decrease was also due to lower Allowance for Funds Used During Construction (AFUDC) as a result of lower 2007 margins which is used in the average equity balance calculation of AFUDC.

Current Year to Date Versus Prior Year to Date

Assignable margins increased $1.4 million, or 155.0%, during the first nine months of 2008 compared to the same period in 2007. Year to date 2008 margins were up primarily due to lower interest expense.

Total operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $17.0 million, or 9.1%, in the first nine months of 2008 compared to the first nine months of 2007. This increase was primarily due to an increase in fuel expense recovered through the fuel and purchased power surcharge mechanism.

Overall, retail revenue increased in the first nine months of 2008 compared to the first nine months of 2007. Base revenue decreased due to lower kWh sales caused by a change in consumer consumption patterns, as well as base rates charged to retail customers decreased effective June 1, 2008, as a result of Chugach’s 2005 Test Year Rate Case. This base revenue decrease was more than offset by fuel expense recovered through the fuel and purchased power surcharge mechanism due in part to higher fuel prices and the impact of credits received in 2007 for reduced fuel production taxes.

Wholesale revenue increased in the first nine months of 2008 compared to the first nine months of 2007. Base revenue increased due in part to the June 1, 2008, base rate increase charged to wholesale customers as a result of Chugach’s 2005 Test Year Rate Case, which was somewhat offset by a decrease in kWh sales primarily due to lower commercial sales to HEA. Fuel expense recovered through the fuel and purchased power surcharge mechanism increased due in part to higher fuel prices and the impact of credits received in 2007 for reduced fuel production taxes. Economy energy revenue increased in the first nine months of 2008 compared to the same period in 2007 due to increased sales to Golden Valley Electric Association, Inc. (GVEA). Dynamite Slough transmission line work as well as other maintenance activities limited the ability to sell kWh to GVEA in 2007.

Based on the results of fixed and variable cost recovery established in Chugach’s rate cases, wholesale sales to HEA, MEA and Seward contributed approximately $19.9 million and $18.9 million to Chugach’s fixed costs for the nine months ended September 30, 2008 and 2007, respectively.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the nine months ended September 30, 2008 and 2007:

(In millions)

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue

	2008	2007	% Variance	2008	2007	% Variance	2008	2007	% Variance

Retail
Residential	$33.7	$33.9	(0.6%)	$ 23.1	$21.4	7.9%	$ 56.8	$ 55.3	2.7%
Small Commercial	$ 6.1	$ 6.2	(1.6%)	$ 4.9	$ 4.6	6.5%	$ 11.0	$ 10.8	1.9%
Large Commercial	$21.3	$22.0	(3.2%)	$ 22.5	$20.6	9.2%	$ 43.8	$ 42.6	2.8%
Lighting	$ 1.0	$ 0.9	11.1%	$ 0.1	$ 0.0	0.0%	$ 1.1	$ 0.9	22.2%
Total Retail	$62.1	$63.0	(1.4%)	$ 50.6	$46.6	8.6%	$112.7	$109.6	2.8%

Wholesale
HEA	$ 8.4	$ 7.9	6.3%	$ 21.0	$20.0	5.0%	$ 29.4	$ 27.9	5.4%
MEA	$14.6	$13.6	7.4%	$ 28.9	$26.8	7.8%	$ 43.5	$ 40.4	7.7%
SES	$ 0.8	$ 0.9	(11.1%)	$ 2.7	$ 2.5	8.0%	$ 3.5	$ 3.4	2.9%
Total Wholesale	$23.8	$22.4	6.3%	$ 52.6	$49.3	6.7%	$ 76.4	$ 71.7	6.6%

Economy Sales	$ 3.6	$ 1.1	227.3%	$ 9.8	$ 2.9	237.9%	$ 13.4	$ 4.0	235.0%
Miscellaneous	$ 2.2	$ 2.3	(4.3%)	$ 0.0	$ 0.0	0.0%	$ 2.2	$ 2.3	(4.3%)

Total Revenue	$91.7	$88.8	3.3%	$113.0	$98.8	14.4%	$204.7	$187.6	9.1%

The following table summarizes kWh sales for the nine months ended September 30:

Customer	2008 kWh	2007 kWh

Retail	875,024,498	881,411,698
Wholesale	960,541,423	965,764,616
Economy Energy	191,662,340	67,618,650
Total	2,027,228,261	1,914,794,964

Total operating expenses increased $16.6 million, or 9.8%, in the first nine months of 2008 over the same period of 2007.

Fuel expense increased $19.1 million, or 25.3%, due to an increase in fuel being used during the first nine months of 2008 compared to the same time period of 2007 caused primarily by the Dynamite Slough transmission line work and maintenance activities, which limited generation in 2007. For the first nine months of 2008, Chugach used 22,128,154 MCF of fuel at an average effective price of $4.85 per MCF, which does not include 2,915,950 MCF of fuel that is recorded in purchased power. For the same period in 2007, Chugach used 19,654,449 MCF of fuel at an average effective price of $4.55 per MCF, which does not include 3,037,410 MCF of fuel that is recorded in purchased power.

Production expense increased $669.0 thousand, or 5.6%, in the first nine months of 2008 compared to the same period in 2007due primarily to expenses associated with the Beluga Unit 7 inspection in 2008. The increase was also due to the amortization associated with the Beluga River Gas Compression project, as well as the accelerated amortization of the prior Beluga Unit 8 overhaul caused by a change to the maintenance schedule.

Purchased power expense decreased $2.8 million, or 11.0%, in the first nine months of 2008 compared to the same period in 2007.The decrease was due to less MWh purchased, however, that was somewhat offset by a higher price caused by higher fuel prices. Transmission line work at Dynamite Slough and other maintenance activities in 2007 limited our generation, resulting in higher purchased power costs in 2007. In the first nine months of 2008, Chugach purchased 373,844 MWh of energy at an average effective price of 5.91 cents per kWh. For the same period in 2007, Chugach purchased 432,005 MWh of energy at an average price of 5.75 cents per kWh.

Transmission expense decreased $585.5 thousand, or 11.3%, in the first nine months of 2008 compared to the same period in 2007.The decrease was primarily due to lower labor expense related to substation maintenance.

Distribution expense decreased $636.6 thousand, or 6.3%, during the first nine months of 2008 compared to the same period in 2007.The decrease was primarily due to expenses related to an outage in the first quarter of 2007.

Consumer accounts expenses increased $235.0 thousand, or 6.2%, during the first nine months of 2008 compared to the same period in 2007.The increase was primarily related to higher advertising and imaging costs associated with capital credit retirements.

Administrative, general and other expenses did not materially change in the first nine months of 2008 compared to the same period in 2007.

Depreciation and amortization expense increased $1.1 million, or 5.0%, in the first nine months of 2008 compared to the same period in 2007. The increase was due in part to a change in depreciation rates as a result of Chugach’s 2005 Test Year Rate Case, as well as the continued closeout of construction projects.

Interest on long-term debt decreased $2.2 million, or 12.2%, for the first nine months of 2008 compared to the same period in 2007. The decrease was primarily related to the use of our NRUCFC line of credit to redeem the outstanding principal amount and pay accrued interest on the 2002 Series B Bonds in March of 2008. The decrease was also due to continued principal payments as well as lower interest rates in 2008 compared to 2007.

Other interest expense increased $770.3 thousand due to the use of the NRUCFC line of credit described above and the increased use of our CoBank line of credit in the first nine months of 2008 compared to the same period in 2007. This increase is net of the affects of a decrease in interest rates in the third quarter of 2008.

Interest charged to construction decreased $143.1 thousand, or 31.4%, caused primarily by less construction activity during the first nine months of 2008 compared to the same period in 2007.

Non-operating margins decreased $329.0 thousand, or 43.6%, in the first nine months of 2008 compared to the same period in 2007. The decrease was primarily due to lower interest income as a result of a lower cash balance and lower interest rates in the first nine months of 2008 compared to the same period in 2007. The decrease was also due to lower Allowance for Funds Used During Construction (AFUDC) as a result of lower 2007 margins which is used in the average equity balance calculation of AFUDC.

Financial Condition

Assets

Total assets increased $1.9 million, or 0.3%, from December 31, 2007 to September 30, 2008. The increase included a $3.2 million, or 51.5%, increase to cash and cash equivalents primarily due to funds borrowed on our CoBank line of credit. Fuel cost recovery increased $10.1 million, or 100%, due to the under-collection of the prior quarter’s fuel and purchased power costs recovered through the fuel surcharge mechanism. Deferred charges increased $3.0 million, or 14.0%, primarily due to the Beluga Unit 8 Major Overhaul, gas contract negotiations and new generation development.

These increases were offset by a $6.4 million, or 20.4%, decrease in accounts receivable primarily due to lower energy usage as of September 30, 2008, compared to December 31, 2007. Net utility plant decreased $7.7 million, or 1.7%, primarily due to depreciation expense in excess of extension and replacement of plant. Special Funds decreased $0.5 million, or 62.5% due to the decrease in the value of deferred compensation accounts, as well as the disbursement of funds to a former employee.

Liabilities

Total liabilities, equities and margins increased $1.9 million, or 0.3%, from December 31, 2007 to September 30, 2008.The increase included a $37.2 million, or 100%, increase in short-term obligations due to the use of the NRUCFC line of credit to redeem the 2002 Series B Bonds, previously classified as a long-term obligation, to a short-term obligation, as well as the use of the CoBank line of credit. Total equities and margins increased $2.0 million, or 1.4%, due to the margins generated through September 30, 2008. Fuel increased $10.1 million, or 45.4%, due to increased fuel costs.

These increases were offset by the following decreases. Total long-term obligations and current installments of long-term debt decreased $39.0 million, or 11.3%, due to principal payments made on CoBank 2, 3, 4 and 5 and the 2002 Series B Bonds, as well as the redemption of the 2002 Series B Bonds, which was previously classified as a long-term obligation. The use of the NRUCFC line of credit to redeem the 2002 Series B Bonds currently classifies the outstanding balance as a short-term obligation. Fuel cost over-recovery decreased $1.6 million, or 100%, due to the under-collection of fuel and purchased power costs recovered through the fuel surcharge mechanism, which created a receivable instead of a payable at September 30, 2008. Accrued interest decreased $4.4 million, or 70.2%, due to the timing of semi-annual interest payments. Other liabilities decreased $1.7 million, or 47.2%, from December 31, 2007, due primarily to the payment of the 2007 retirement of patronage capital in the first quarter of 2008. Deferred compensation also decreased $0.5 million, or 62.5%, due to the decrease in the value of deferred compensation accounts, as well as the disbursement of funds to a former employee.

LIQUIDITY AND CAPITAL RESOURCES

Summary

We ended the first nine months of 2008 with $9.4 million of cash and cash equivalents, up from $6.2 million at December 31, 2007. We utilized $37.2 million of our $57.5 million in lines of credit that we maintain with CoBank and NRUCFC in order to redeem our 2002 Series B Bonds and pay for goods and services primarily due to the timing of fuel cost recovery through our fuel and purchased power surcharge mechanism. Thus, our available borrowing capacity under these lines at September 30, 2008, was $20.3 million.

On October 9, 2008, Chugach temporarily reduced the NRUCFC line of credit to $45 million, which reduced Chugach’s total borrowing capacity to $52.5 million. The reduction to the borrowing limit is temporary in order that a full $300 million commitment on an unsecured credit agreement backstopping Chugach’s new Commercial Paper program could be met. Chugach intends to request restoration of this limit and is currently negotiating an increase of this limit to $75 million. Chugach utilized our NRUCFC line of credit in October and November of 2008 and had a balance of $41.5 million as of the date of this filing, therefore, our available borrowing capacity under both lines of credit was $3.5 million.

Cash equivalents consist of all highly liquid debt instruments with a maturity of three months or less when purchased and an Overnight Repurchase Agreement with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended September 30, 2008 and 2007.

	2008	2007
Total cash provided by (used in):

Operating activities	22,987,262	24,791,263
Investing activities	(16,441,962)	(21,812,254)
Financing activities	(3,344,335)	(9,460,660)

Decrease in cash and cash equivalents	3,200,965	(6,481,651)

Operating Activities

Cash provided by operating activities was $23.0 million for the nine months ended September 30, 2008, compared with $24.8 million for the nine months ended September 30, 2007. Increased assignable margins and depreciation expense were offset by changes in operating assets and liabilities. Assignable margins increased to $2.3 million in the first nine months of 2008, compared with $0.9 million in the first nine months of 2007. The changes in operating assets and liabilities were due primarily to changes in accounts receivable, fuel cost under-recovery, materials and supplies, deferred charges, accounts payable, fuel cost over-recovery, fuel payable and other liabilities. The accounts receivable change was primarily due to the timing of customer payments and higher invoices in 2008 than in 2007 due to rising fuel expense while the change in fuel cost under-recovery was due to the under collection of fuel and purchased power costs recovered through the fuel surcharge mechanism. The change in materials and supplies was due to the timing of purchases for future projects and a decrease in construction activity in 2008 compared to 2007. The change in deferred charges was due to the Beluga Unit 8 major overhaul project, continued gas contract negotiations and new generation development. The change in accounts payable was primarily due to the timing of cash payments on invoices for goods and services and a decrease in construction activity while the change in fuel cost over-recovery was due to the payment of the over collection of fuel and purchased power costs recovered through the fuel surcharge mechanism. The fuel payable change was due to increased fuel expense and the change in other liabilities was due to the payment of the 2007 retirement in 2008.

Investing Activities

Cash used in investing activities was $16.4 million for the nine months ended September 30, 2008, compared with $21.8 million for the nine months ended September 30, 2007.The change in cash used in investing activities was due primarily to the level of construction activity in the first nine months of 2008 compared to the same period in 2007. Chugach replaced transmission towers in the first quarter of 2007, as well as the 2008 construction season started later than in 2007 due primarily to ground conditions and staff availability. Capital construction for 2008 is estimated at $45.3 million. Capital improvement expenditures are expected to decrease in the fourth quarter of 2008 as the construction season ends.

Financing Activities

Cash used in financing activities was $3.3 million for the nine months ended September 30, 2008, compared to $9.5 million for the nine months ended September 30, 2007. The change in cash used in financing activities was primarily due to an increase in proceeds from short-term borrowings in the first nine months of 2008 compared to the same period in 2007, as well as the payment of the 2007 retirement of patronage capital in the first quarter of 2008, which was higher than the payment of the 2006 retirement of patronage capital in the first quarter of 2007.

Sources of Liquidity

Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $7.5 million line of credit with CoBank and a $50 million line of credit from NRUCFC. We utilized $29.7 million of that $57.5 million in lines of credit that we maintain with CoBank and NRUCFC in order to redeem our 2002 Series B Bonds in March of 2008. At September 30, 2008, there was $7.5 million outstanding on the CoBank line of credit and $29.7 million outstanding on the NRUCFC line of credit. Thus, our available borrowing capacity under these lines at September 30, 2008, was $20.3 million.

On October 9, 2008, Chugach reduced the NRUCFC line of credit to $45 million, which reduced Chugach’s total borrowing capacity to $52.5 million. The reduction to the borrowing limit is temporary in order that a full $300 million commitment on an unsecured credit agreement backstopping Chugach’s new Commercial Paper program could be met. Chugach intends to request restoration of this limit and is currently negotiating an increase of this limit to $75 million. Chugach utilized our NRUCFC line of credit in October and November of 2008 and had a balance of $41.5 million as of the date of this filing, therefore, our available borrowing capacity under both lines of credit was $3.5 million.

Chugach also has a term loan facility with CoBank. Loans made under this facility are evidenced by promissory notes governed by the Master Loan Agreement, which became effective on January 22, 2003.

At September 30, 2008, Chugach had the following promissory notes outstanding with this facility:

Promissory Note	Principal Balance	Interest Rate at September 30, 2008	Maturity Date	Principal Payment Dates
CoBank 2	$4,000,000	5.50%	2010	2005 - 2010
CoBank 3	18,376,673	5.19%	2022	2003 - 2022
CoBank 4	20,086,132	5.19%	2022	2003 - 2022
CoBank 5	4,083,935	5.19%	2012	2007 - 2012
Total	$46,546,740

On January 22, 2003, Chugach and CoBank finalized a new Master Loan Agreement pursuant to which the CoBank term loan facility was converted from secured to unsecured debt and the obligations represented by the outstanding bonds then held by CoBank were converted into promissory notes governed by the new Master Loan Agreement. Chugach’s mortgage indenture was replaced in its entirety by an Amended and Restated Indenture dated April 1, 2001. All liens and security interests imposed under the indenture were terminated and all outstanding Chugach bonds (including new bonds of 2001 Series A, 2002 Series A and 2002 Series B) became unsecured obligations governed by the terms of the Amended and Restated Indenture.

Over the next five years we anticipate incurring increasing amounts of capital expenditures due to the construction of a gas fired generation unit, on-going capital needs and refinancing of certain existing debt. These amounts are currently being financed under existing lines of credit. In March of 2008 we issued a Request For Proposal (RFP) for a three to five year interim finance facility. It is anticipated that commercial paper will be issued under this requested facility and will act as a bridge until Chugach converts Commercial Paper balances to long-term debt in 2010 and to refinance the 2011 and 2012 Series A bonds. A recommendation to adopt a proposed financing plan was approved by the Board of Directors on June 25, 2008.The commercial paper program will be backed by a $300 million Unsecured Credit Agreement between NRUCFC, KeyBank, CoBank and US Bank. At closing, the facility was priced with an all-in drawn spread of Libor plus 60 basis points, along with a 17.5 basis points facility fee. The credit agreement was executed on October 10, 2008, and expires on October 10, 2011. Chugach expects to begin issuing short term Commercial Paper in December 2008. No assurances can be provided that Chugach will be able to issue commercial paper at terms that are acceptable to Chugach.

Chugach management continues to expect that cash flows from operations and external funding sources, including additional long-term and short-term borrowings, will be sufficient to cover operational, financing and capital funding requirements in 2008 and thereafter.

CRITICAL ACCOUNTING POLICIES

Chugach’s accounting and reporting policies comply with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that effect results of operations and reported amounts of assets and liabilities in the financial statements. Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach's financial condition and results of its operations, and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP. For all of these policies management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with Chugach's Audit Committee. The following policies are considered to be critical accounting policies for the quarter ended September 30, 2008.

Electric Utility Regulation

Chugach is subject to regulation by the RCA. The RCA sets the rates Chugach is permitted to charge customers based on allowable costs. As a result, Chugach applies SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No.71).Through the ratemaking process, the regulators may require the inclusion of costs or revenues in periods different than when they would be recognized by a non-regulated company. This treatment may result in the deferral of expenses and the recording of related regulatory assets based on anticipated future recovery through rates or the deferral of gains or creation of liabilities and the recording of related regulatory liabilities. The application of SFAS No. 71 has a further effect on Chugach's financial statements as a result of the estimates of allowable costs used in the ratemaking process. These estimates may differ from those actually incurred by the Company; therefore, the accounting estimates inherent in specific costs such as depreciation and pension and post-retirement benefits have less of a direct impact on Chugach's results of operations than they would on a non-regulated company. Significant regulatory assets and liabilities have been recorded. Management reviews the ultimate recoverability of these regulatory assets and liabilities based on applicable regulatory guidelines. However, adverse legislation and judicial or regulatory actions could materially impact the amounts of such regulatory assets and liabilities and could adversely impact Chugach’s financial statements.

Unbilled revenue

Chugach calculates unbilled retail revenue at the end of each month to ensure the recognition of a full month’s revenue. Chugach estimates calendar-month unbilled sales based on billing cycle sales, billing cycle read dates, weather and hours of darkness to produce an estimate of calendar sales. This estimate of calendar sales is then calibrated to deliveries measured at Chugach distribution substations, net of losses. Prior to full implementation of estimating revenue by determinant, the unbilled estimate was multiplied by the average rate produced from the billing cycle data. Beginning September 2008, Chugach fully implemented an unbilled estimate based on respective billing class determinants to produce an estimate of calendar month revenue. Chugach recognized $7,785,667 and $6,593,415 of unbilled retail revenue at September 30, 2008 and 2007, respectively.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Information required by this Item is contained in Note 6 to the “Notes to Financial Statements” within Part I of this Form 10-Q.

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

Chugach’s existing generation is aging and new generation is more efficient using substantially less fuel. Jointly building a new generation unit offers economies of scale that cannot be gained through individual utility efforts. Chugach is in the process of developing a gas-fired generation plant near its Anchorage headquarters and offered Alaska Electric and Energy Cooperative, Inc. (AEEC) and Municipal Light & Power (ML&P or AML&P) the opportunity to participate in the project in order to partially satisfy their power requirements. On February 18, 2008, the Board approved authorizing the Interim CEO to execute Memorandums of Understanding with AEEC and AML&P regarding joint development of the South Central Alaska Power Project (SCAPP). In June 2008, AEEC elected to withdraw from further participation discussions and pursue its own generation project. On July 30, 2008, the Chugach Board of Directors authorized the CEO to sign the Participation, Operation and Maintenance (O&M) and Lease Agreements (Agreements) for SCAPP with AML&P. Chugach and AML&P signed these Agreements on August 28, 2008. On October 31, 2008, the SCAPP Participants Committee authorized Chugach to execute a gas turbine purchase agreement for the purchase of three gas turbines with an option for a fourth turbine, which is expected to close in the fourth quarter of 2008. Management anticipates expenditures of approximately $7 million for the remainder of 2008 and approximately $40 million in 2009 for this project. On August 5, 2008 Chugach and AML&P invited MEA to participate in SCAPP. Negotiations have been ongoing. MEA is currently evaluating an offer and a decision from MEA is expected by year end.

Discussions between Chugach and AML&P regarding potential new organizational structures will continue into the fourth quarter of 2008.

During 2008, Chugach evaluated several options concerning refinancing the 2011 and 2012 long term debt maturities as well as establishing a three to five year interim financing vehicle to finance capital expansion, redeem variable rate debt and fund other operations. The current state of the credit markets may effect the terms and conditions of future borrowings. Approval to establish a Commercial Paper borrowing program was given by the Chugach Board of Directors in June 2008. The foundation of the financing program is a $300 million Unsecured Credit Agreement between National Rural Utilities Financing Corporation (N.R.U.C.F.C), KeyBank, CoBank and US Bank. This facility will be used to “back stop” Chugach’s issuance of Commercial Paper in the event the Commercial Paper market experiences a downturn. The credit agreement was executed on October 10, 2008. Chugach expects to begin issuing short term Commercial Paper in December, 2008.

Chugach will continue to monitor the public and private financing markets in order to determine the best financing alternative to convert Commercial Paper balances to long term debt in 2010 and to refinance the 2011 and 2012 Series A bonds.

ENVIRONMENTAL MATTERS

Compliance with Environmental Standards

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

In March 2007, Chugach conducted emissions testing at the Bernice Lake Power Plant which indicated that two of the gas turbines at the facility were exceeding the New Source Performance Standards (NSPS) emission limit for nitrogen oxides (NOx). In January 2008 Chugach refurbished the water injection system serving the Bernice Lake turbines and resumed operating the water injection system during high load conditions. The two affected turbines have complied with the NSPS NOx emission limits at all times since the new equipment entered service.

Chugach is also currently working with the Alaska Department of Environmental Conservation (ADEC) to resolve the issue of past non-compliance with the Bernice Lake turbines. On March 26, 2008, the ADEC issued a formal Notice of Violation (NOV) to Chugach regarding the NSPS issues.  Specifically, the NOV alleges that Chugach violated its operating permit and air quality regulations by operating two generating units at the Bernice Lake Power Plant in excess of the NOx emission limit; failing to perform a source test to demonstrate compliance with regulations; and failing to conduct reasonable inquiry regarding source test compliance for the 2006 annual compliance certification.  Chugach met with ADEC on August 22, 2008 to discuss settlement of potential civil penalty claims for the alleged violations. Another meeting is scheduled for November 18, 2008. It is not possible at this time to reasonably anticipate the amount of a potential penalty that may result from this NOV. In the opinion of management, a potential penalty is not likely to have a material adverse effect on Chugach’s results of operations, financial condition or liquidity.

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

Interest Rate Risk

The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of September 30, 2008.

Total Debt[1]	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Fixed rate debt	$500	$2,000	$1,500	$150,000	$120,000	$0	$274,000	$286,709

Average interest rate	5.50%	5.50%	5.50%	6.55%	6.20%	—	6.38%

Annual interest expense	$4,369	$17,405	$17,297	$9,487	$620	$0

Variable rate debt	$7,723	$32,117	$2,618	$2,852	$2,694	$31,757	$79,760	$79,760

Average interest rate	2.84%	3.39%	2.84%	2.84%	2.84%	2.84%	3.06%

1 Includes current portion

Chugach is exposed to market risk from changes in interest rates. A 100 basis-point change (up or down) would increase or decrease our interest expense by approximately $797,604 based on $79,760,399 of variable rate debt outstanding at September 30, 2008.

Commodity Price Risk

Chugach’s gas contracts provide for adjustments to gas prices based on fluctuations of certain commodity prices and indices. Because fuel and purchased power costs are passed directly to our wholesale and retail customers through a fuel surcharge mechanism, fluctuations in the price paid for gas pursuant to long-term gas supply contracts does not normally impact margins.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

As of the end of the period covered by this report, Chugach evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Chugach’s CEO and Chief Financial Officer (CFO) supervised and participated in this evaluation. Based on this evaluation, Chugach’s CEO and CFO each concluded that as of the end of the period covered by this report, Chugach’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in its periodic reports to the SEC. In addition, there have been no significant changes in Chugach’s internal controls or in other factors known to management that could significantly affect its internal controls subsequent to our most recent evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required by this Item is contained in Note 5 to the “Notes to Financial Statements” within Part I of this Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed under “Risk Factors” in Item 1.A. of our Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Officer Appointments

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

Effective October 27, 2008, Paul Risse was appointed Sr. Vice President, Power Supply. Paul Risse, 53, had been serving as Acting Sr. Vice President, Power Supply since December 6, 2007. Prior to that appointment, Mr. Risse had served as Director of Generation Technical Services since March 27, 2006; Manager, Plant Technical Services since January 1, 2003; Project Manager since August 15, 2000; Project Engineer since April 5, 2000; and Manager Substation Operations since January 25, 1995. Prior to his current Chugach employment, Mr. Risse served in various Transmission and Generation positions at Southern California Edison.

South Central Alaska Power Project (SCAPP)

Chugach’s existing generation is aging and new generation is more efficient using substantially less fuel.  Jointly building a new generation unit offers economies of scale that cannot be gained through individual utility efforts.  Chugach is in the process of developing a gas-fired generation plant near its Anchorage headquarters and offered AEEC and AML&P the opportunity to participate in the project in order to partially satisfy their power requirements.  On February 18, 2008, the Board approved authorizing the Interim CEO to execute Memorandums of Understanding with AEEC and AML&P regarding joint development of SCAPP.  In June 2008, AEEC elected to withdraw from further participation discussions and pursue its own generation project.  On July 30, 2008, the Chugach Board of Directors authorized the CEO to sign the Agreements for SCAPP with AML&P.  Chugach and AML&P signed these Agreements on August 28, 2008. On October 31, 2008, the SCAPP Participants Committee authorized Chugach to execute a gas turbine purchase agreement for the purchase of three gas turbines with an option for a fourth turbine, which is expected to close in the fourth quarter of 2008. Management anticipates expenditures of approximately $7 million for the remainder of 2008 and approximately $40 million in 2009 for this project.

On August 5, 2008 Chugach and AML&P invited MEA to participate in SCAPP. Negotiations have been ongoing. MEA is currently evaluating an offer and a decision from MEA is expected by the end of the year.

ITEM 6. EXHIBITS

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Credit Agreement between the Registrant and National Rural Utilities Cooperative Finance Corporation dated October 10, 2008.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Bradley W. Evans
Bradley W. Evans
Chief Executive Officer

By:	/s/ Michael R. Cunningham
Michael R. Cunningham
Chief Financial Officer

Date:	November 13, 2008

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.48	Credit Agreement between the Registrant and National Rural Utilities Cooperative Finance Corporation dated October 10, 2008