Form 10-Q
period 2009-03-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2009-05-14
CIK 878004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-42125

CHUGACH ELECTRIC ASSOCIATION, INC.
(Exact name of registrant as specifies in its charter)

State of Alaska	92-0014224

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5601 Electron Drive, Anchorage, AK	99518

(Address of principal executive offices)	(Zip Code)

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
☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☒ No

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
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
NONE

CHUGACH ELECTRIC ASSOCIATION, INC.
TABLE OF CONTENTS

Caution Regarding Forward-Looking Statements

Statements in this report that do not relate to historical facts, including statements relating to future plans, events or performance, are forward-looking statements that involve risks and uncertainties. Actual results, events or performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report and the accuracy of which is subject to inherent uncertainty. It is suggested these statements are read in conjunction with our audited financial statements for the year ended December 31, 2008, filed as part of our annual report on Form 10-K. Chugach Electric Association, Inc. (Chugach) undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances that may occur after the date of this report or the effect of those events or circumstances on any of the forward-looking statements contained in this report, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

The unaudited financial statements and notes to the financial statements of Chugach as of and for the quarter ended March 31, 2009, follow.

Chugach Electric Association, Inc.
Balance Sheets
(Unaudited)

Assets	March 31, 2009	December 31, 2008

Utility Plant:
Electric Plant in service	$825,158,504	$821,462,475
Construction work in progress	21,842,957	25,151,072

Total utility plant	847,001,461	846,613,547
Less accumulated depreciation	(397,109,632)	(389,002,139)

Net utility plant	449,891,829	457,611,408

Other property and investments, at cost:
Nonutility property	24,461	24,461
Investments in associated organizations	12,177,590	12,177,769
Special Funds	259,921	264,427

Total other property and investments	12,461,972	12,466,657

Current assets:
Cash and cash equivalents	12,529,795	7,491,302
Special deposits	124,140	114,930
Fuel cost under-recovery	0	11,788,078
Accounts receivable, net	37,511,659	33,019,372
Materials and supplies	29,644,081	28,806,641
Prepayments	2,031,403	1,544,025
Other current assets	397,862	272,357

Total current assets	82,238,940	83,036,705

Deferred charges, net	22,880,322	23,577,199

Total assets	$567,473,063	$576,691,969

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Balance Sheets (continued)
(Unaudited)

Liabilities, Equities and Margins	March 31, 2009	December 31, 2008

Equities and margins:
Memberships	$1,399,373	$1,390,413
Patronage capital	145,982,881	142,009,998
Other	10,341,131	10,366,588

Total equities and margins	157,723,385	153,766,999

Long-term obligations, excluding current installments:
Bonds payable	270,000,000	270,000,000
National Bank for Cooperatives	39,889,357	41,419,847
National Rural Utilities Cooperative Finance Corporation promissory notes payable	0	42,963,659

Total long-term obligations	309,889,357	354,383,506

Current liabilities:
Current installments of long-term obligations	4,507,106	4,403,653
Commercial Paper	45,503,000	0
Promissory notes payable	1,860,000	2,860,000
Short-term obligations	0	7,500,000
Accounts payable	4,585,583	6,999,140
Consumer deposits	2,398,064	2,410,980
Fuel cost over-recovery	366,463	0
Accrued interest	1,781,169	6,158,927
Salaries, wages and benefits	5,297,943	5,481,621
Fuel	30,184,055	28,494,211
Other liabilities	1,858,424	1,666,521

Total current liabilities	98,341,807	65,975,053

Deferred compensation	259,921	264,427
Deferred liabilities	1,258,593	2,301,984

Total liabilities, equities and margins	$567,473,063	$576,691,969

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Statements of Operations
(Unaudited)

	Three months ended March 31

	2009	2008

Operating revenues	$83,417,070	$71,871,288

Operating expenses:
Fuel	40,227,308	32,086,549
Production	4,386,881	3,769,323
Purchased power	11,185,527	7,601,324
Transmission	1,362,606	1,330,778
Distribution	2,813,223	2,767,903
Consumer accounts	1,222,709	1,352,118
Administrative, general and other	5,078,505	5,047,021
Depreciation and amortization	7,967,754	7,380,319

Total operating expenses	74,244,513	61,335,335

Interest on long-term debt	5,073,072	5,675,210
Other	354,370	71,622
Charged to construction	(121,412)	(116,094)

Net interest expenses	5,306,030	5,630,738

Net operating margins	3,866,527	4,905,215

Nonoperating margins:
Interest income	79,847	117,588
Capital credits, patronage dividends and other	31,854	34,004

Total nonoperating margins	111,701	151,592

Assignable margins	$3,978,228	$5,056,807

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Statements of Cash Flows
(Unaudited)

	Three months ended March 31
	2009	2008

Cash flows from operating activities:
Assignable margins	$3,978,228	$5,056,807

Adjustments to reconcile assignable margins to net cash provided activities:
Depreciation and amortization	9,161,792	8,632,257
Capitalized interest	(151,992)	(150,302)
Other	0	162

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(4,492,287)	4,461,844
Fuel cost under-recovery	11,788,078	(1,729,941)
Materials and supplies	(837,440)	(2,371,795)
Prepayments	(487,377)	(350,090)
Other assets	(134,537)	(113,982)
Deferred charges	(238,257)	(376,261)
Increase (decrease) in liabilities:
Accounts payable	(235,579)	(2,161,140)
Consumer deposits	(12,916)	16,331
Fuel cost over-recovery	366,463	(1,596,010)
Accrued interest	(4,377,758)	(4,369,384)
Salaries, wages and benefits	(183,678)	(64,819)
Fuel	1,689,844	(207,158)
Other liabilities	297,300	309,234
Deferred liabilities	(7,353)	4,099

Net cash provided by operating activities	16,122,531	4,989,852

Investing activities:
Extension and replacement of plant	(2,533,066)	(3,988,911)

Net cash used for investing activities	(2,533,066)	(3,988,911)

Cash flows from financing activities:
Payments of notes payable	(1,000,000)	0
Repayments of long-term obligations	(44,390,696)	(36,850,460)
Proceeds from short-term borrowing	45,503,000	35,213,659
Repayments of short-term borrowing	(7,500,000)	0
Memberships and donations received (refunded)	(16,497)	(81,323)
Retirement of patronage capital and estate payments	(110,741)	(1,334,075)
Net refunds on consumer advances for construction	(1,036,038)	(426,133)

Net cash used for financing activities	(8,550,972)	(3,478,332)

Net increase (decrease) in cash and cash equivalents	5,038,493	(2,477,391)

Cash and cash equivalents at beginning of period	$7,491,302	$6,209,936

Cash and cash equivalents at end of period	$12,529,795	$3,732,545

Supplemental disclosure of non-cash investing and financing activities
Retirement of plant	$14,685	$16,917
Extension and replacement of plant included in accounts payable	$516,511	$277,894
Supplemental disclosure of cash flow information - interest expense paid, excluding amounts capitalized	$9,286,674	$9,603,008

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Notes to Financial Statements
March 31, 2009 and 2008

1.	PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited interim financial statements include the accounts of Chugach Electric Association, Inc. (Chugach) and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. They should be read in conjunction with our audited financial statements for the year ended December 31, 2008, filed as part of our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

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
March 31, 2009 and 2008

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

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the three month periods ended March 31, 2009 and 2008 was in compliance with that provision. In addition, Chugach collects sales tax and is assessed gross receipts and excise taxes which are presented on a net basis in accordance with Emerging Issues Task Force (EITF) No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.”

3.	REGULATORY MATTERS

Natural Gas Contract Submittal

On May 12, 2009, Chugach submitted a new long-term natural gas supply contract to the RCA. The new contract will provide gas beginning in 2010 and terminating December 31, 2016. The total amount of gas under the contract is estimated to be 66 billion cubic feet (BCF). Approval of the contract by the RCA is condition precedent for the effectiveness of the contract, and will ensure, in advance, that costs incurred under the contract can be recovered from Chugach’s customers.

4.	LINES OF CREDIT

Chugach maintains a $7.5 million line of credit with CoBank. On October 22, 2008, the Board of Directors approved a resolution to renew this line of credit. The line of credit was also renewed by CoBank, extending the expiration date to October 31, 2009, and is subject to annual renewal at the discretion of the parties. Chugach had a balance of $7.5 million on this line of credit at December 31, 2008. On February 27, 2009, Chugach repaid $4.5 million and on March 3, 2009, paid off the outstanding balance. On March 16, 2009, Chugach borrowed an additional $6.0 million but repaid the outstanding balance by making payments on March 18 and March 23, 2009, therefore there was no outstanding balance at March 31, 2009. At December 31, 2008, the outstanding balance on this line of credit was $7.5 million. In April of 2009, Chugach had additional line of credit activity, however, in the same month Chugach repaid the outstanding balance on this line of credit.

Chugach Electric Association, Inc.
Notes to Financial Statements
March 31, 2009 and 2008

The CoBank Master Loan Agreement requires Chugach to establish and collect electric rates reasonably expected to yield margins for interest equal to at least 1.10 times interest expense, to achieve a funded debt to operating cash flow ratio not greater than 8 to 1 and achieve an equity to total capitalization ratio greater than 22%. The borrowing rate is calculated using the CoBank Base Rate on the first business day of the week plus 3%. The borrowing rate at March 31, 2009 and December 31, 2008 was 2.31% and 1.30%, respectively.

In addition, Chugach had an annual line of credit of $50 million available with NRUCFC until October 9, 2008, when Chugach reduced this line of credit to $45 million. On December 22, 2008, this line of credit was increased to $75 million, however, pursuant to the terms of the Amendment To Revolving Line of Credit Agreement with NRUCFC, this line of credit shall be permanently reduced to $50 million upon the earlier of January 1, 2010 or the date Chugach pays down this line of credit to an outstanding balance of not more than $50 million. In January of 2009 Chugach had additional line of credit activity and had a balance of $38 million on January 30, 2009, when we repaid $30.0 million on this line of credit by issuing commercial paper under our Commercial Paper program. Consequently, effective January 30, 2009, Chugach’s borrowing limit on its NRUCFC line of credit was permanently reduced to $50 million. In February of 2009 Chugach repaid the remaining balance on this line of credit by issuing commercial paper, therefore there was no outstanding balance at March 31, 2009. At December 31, 2008, the outstanding balance on this line of credit was $43.0 million. The borrowing rate is calculated using the total rate per annum as may be fixed by NRUCFC and will not exceed the Prevailing Prime Rate, plus one percent per annum. At March 31, 2009 and December 31, 2008, the borrowing rate was 4.25% and 5.25%, respectively.

The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. The NRUCFC line of credit expires October 14, 2012. Repayment of this line of credit is due on January 1, 2010.

The CoBank and NRUCFC lines of credit are immediately available for unconditional borrowing.

5.	NOTES PAYABLE

In December of 2008, Chugach acquired property near its Anchorage headquarters for, among other purposes, construction of an additional electrical generation facility. The total purchase price of the property was $4,860,000 which included a $75,000 non refundable earnest money payment, a $1,925,000 down payment and a $2,860,000 promissory note bearing interest at six percent per annum payable in two installments. A payment of $1,000,000 was made in March of 2009 and the final payment of $1,860,000 plus accrued interest is due no later than June 30, 2009. Chugach has the right to prepay any amount of the note in full at any time without penalty. The promissory note is secured by a deed of trust on the property.

Chugach Electric Association, Inc.
Notes to Financial Statements
March 31, 2009 and 2008

6.	FINANCING

Over the next five years Chugach anticipates incurring significant capital expenditures due to the construction of a gas fired generation unit, on-going capital needs and the refinancing of $150 million of 2001 Series A Bonds that is due March 15, 2011, and $120 million of 2002 Series A Bonds due February 1, 2012. In March of 2008 we issued a Request For Proposal (RFP) for a three to five year interim finance facility. Commercial paper will be issued under this requested facility and will act as a bridge until Chugach converts Commercial Paper balances to long term debt in 2010 and to refinance the 2011 and 2012 Series A bonds. The commercial paper program is backed by a $300 million Unsecured Credit Agreement between NRUCFC, KeyBank, CoBank and US Bank. At closing, the Credit Agreement was priced with an all-in drawn spread of London Interbank Offered Rate (LIBOR) plus 60 basis points, along with a 17.5 basis points facility fee. The credit agreement was executed on October 10, 2008, and expires on October 10, 2011, however, at this time, management intends to renew this agreement although the terms may be different. On January 30, 2009, Chugach issued $36.0 million of commercial paper to repay its NRUCFC line of credit. On February 5, 2009, Chugach issued $10.0 million of commercial paper to repay the balance of its NRUCFC line of credit. On March 2, 2009, Chugach repaid $0.5 million of commercial paper. At March 31, 2009, Chugach had $45.5 million of commercial paper outstanding. Our commercial paper can be repriced between one and two hundred and seventy days. The following table provides information regarding average commercial paper balances outstanding (dollars in millions), as well as corresponding weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate

January 2009	36.0	1.17
February 2009	44.6	1.48
March 2009	46.6	1.19

7.	LEGAL PROCEEDINGS

Chugach has certain litigation matters and pending claims that arise in the ordinary course of Chugach’s business. In the opinion of management, no individual matter or the matters in the aggregate is likely to have a material adverse effect on Chugach’s results of operations, financial condition or liquidity.

8.	RECENT ACCOUNTING PRONOUNCEMENTS

FSP FAS 107-1 and APB 25-1 “Interim Disclosures about Fair Value of Financial Instruments”

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 107-1 and APB 25-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP applies to all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” held by publicly traded companies, as defined by APB Opinion No. 28, “Interim Financial Reporting.” This

Chugach Electric Association, Inc.
Notes to Financial Statements
March 31, 2009 and 2008

FSP expands the reporting of fair value disclosures required by SFAS No. 107 to include interim reporting. This FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information of interim reports. FSP FAS 107-1 and APB 25-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Chugach began application of FSP FAS 107-1 and APB 25-1 to fair value disclosures on January 1, 2009, which did not have a material effect on our results of operations, financial position, and cash flows.

FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 applies to debt securities classified as available-for-sale and held-to-maturity that are subject to other-than-temporary impairment guidance within specific parameters. This FSP amends current U.S. GAAP guidance on other-than-temporary impairment of debt securities to make the guidance more operational and to improve the presentation and disclosure of those impairments in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. Chugach will begin application of FSP FAS 115-2 and FAS 124-2 on April 1, 2009, which we do not expect will have a material effect on our results of operations, financial position, and cash flows.

FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions.” FSP FAS 157-4 applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurement. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. Chugach will begin application of FSP FAS 157-4 on April 1, 2009, which we do not expect will have a material effect on our results of operations, financial position, and cash flows.

9.	FAIR VALUES OF ASSETS AND LIABILITIES

On January 1, 2008, Chugach adopted the provisions of SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements. On January 1, 2009, Chugach adopted certain provisions of SFAS No. 157 relating to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The adoption of these specific provisions of SFAS No. 157 relating to nonfinancial assets and liabilities did not have a material impact on our results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.
Notes to Financial Statements
March 31, 2009 and 2008

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

The table below presents the balance of Chugach’s non-qualified deferred compensation plan assets measured at fair value on a recurring basis.

Total	Level 1	Level 2	Level 3
$ 259,921	$ 259,921	$ 0	$ 0

Chugach had no Level 2 or Level 3 assets or liabilities measured at fair value on a recurring basis.

Fair Value of Long-Term Obligations

The estimated fair values (in thousands) of the long-term obligations included in the financial statements at March 31, 2009, are as follows:

	Carrying Value	Fair Value

Long-term obligations (including current installments)	$ 361,759	$ 377,841

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The fair value of long-term debt has been determined using discounted future cash flows at borrowing rates currently available to Chugach.

Chugach Electric Association, Inc.
Notes to Financial Statements
March 31, 2009 and 2008

10.	ENVIRONMENTAL MATTERS

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

The Alaska Department of Conservation (ADEC) issued a Notice of Violation (NOV) on March 26, 2008, regarding the NSPS NOx emission limit exceedances. Chugach entered into a settlement with ADEC regarding the NOV for the past NSPS non-compliance. Chugach and the ADEC signed the settlement agreement on February 18, 2009. As part of the settlement, Chugach paid a civil penalty of $112,161 to ADEC on April 3, 2009, bringing the issue to a close.

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

Chugach Electric Association, Inc.
Notes to Financial Statements
March 31, 2009 and 2008

11.	GENERATION COMMITMENTS

Chugach is in the process of developing a gas-fired generation plant on land currently owned by Chugach near its Anchorage headquarters. The Southcentral Power Plant (SPP) will be developed jointly with Anchorage Municipal Light & Power (AML&P). Chugach and AML&P signed Participation, Operation and Maintenance (O&M) and Lease Agreements (Agreements) for this project on August 28, 2008. On November 17, 2008, Chugach executed a gas turbine purchase agreement for the purchase of three gas turbines with an option for a fourth turbine with General Electric Packaged Power (GEPP). The option to purchase a fourth turbine expired on January 31, 2009. Chugach made a payment of $5.1 million in 2008 and is expected to make progress and milestone payments of $23.5 million and $22.8 million in 2009 and 2010, respectively, pursuant to its purchase agreement with GEPP. In December of 2008, Chugach purchased land adjacent to its Anchorage headquarters. This land will be used as a project laydown area and to relocate materials and equipment previously located on the site of the new power plant. Chugach is currently preparing purchase documentation for engineering, procurement and construction services to be awarded in 2009. On April 22, 2009, Chugach’s Board of Directors authorized the Chief Executive Officer to enter into an Owner’s Engineer Services Contract for the SPP. Chugach executed an Owner’s Engineer Services Contract on May 12, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information contained under the caption “CAUTION REGARDING FORWARD-LOOKING STATEMENTS” at the beginning of this report.

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins decreased by $1.1 million, or 21.3%, during the first quarter of 2009 compared to the same quarter in 2008.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $11.5 million, or 16.1%, in the first quarter of 2009 compared to the same quarter in 2008. This increase was due to higher fuel and purchased power expense recovered through the fuel and purchased power surcharge process.

Overall, retail revenue increased in the first quarter of 2009 compared to the same quarter in 2008. Base revenue decreased due to lower retail kWh sales caused by a change in consumer consumption patterns, as well as base rates charged to retail customers decreased in the second quarter of 2008, as a result of Chugach’s 2005 Test Year Rate Case. This base revenue decrease was more than offset by fuel and purchased power expense recovered through the fuel and purchased power surcharge process due in part to higher fuel prices in the first quarter of 2009 compared to the same period in 2008.

Wholesale revenue increased in the first quarter of 2009 compared to the same quarter in 2008. Base revenue increased due in part to the base rate increase charged to wholesale customers in the second quarter of 2008 as a result of Chugach’s 2005 Test Year Rate Case, which was somewhat offset by a decrease in wholesale kWh sales primarily due to lower commercial sales to HEA. Fuel and purchased power expense recovered through the fuel and purchased power surcharge process increased due primarily to higher fuel prices in the first quarter of 2009 compared to the same period in 2008. Economy energy revenue decreased during the first quarter of 2009 compared to the same quarter in 2008 due to decreased sales to Golden Valley Electric Association, Inc. (GVEA) because it was more economic for GVEA to generate their own power than to purchase from Chugach is the first quarter of 2009 compared to the first quarter of 2008.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $8.1 million to Chugach’s fixed costs for the quarter ended March 31, 2009 and $7.2 million for the quarter ended March 31, 2008.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended March 31, 2009 and 2008:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue

	2009	2008	% Variance	2009	2008	% Variance	2009	2008	% Variance

Retail
Residential	$12.8	$13.2	(3.0%)	$12.1	$8.5	42.4%	$24.9	$21.7	14.7%
Small Commercial	$2.3	$2.3	0.0%	$2.4	$1.7	41.2%	$4.7	$4.0	17.5%
Large Commercial	$6.9	$7.3	(5.5%)	$9.7	$7.1	36.6%	$16.6	$14.4	15.3%
Lighting	$0.3	$0.3	0.0%	$0.1	$0.0	100.0%	$0.4	$0.3	33.3%
Total Retail	$22.3	$23.1	(3.5%)	$24.3	$17.3	40.5%	$46.6	$40.4	15.3%

Wholesale
HEA	$2.9	$2.7	7.4%	$9.2	$6.5	41.5%	$12.1	$9.2	31.5%
MEA	$6.4	$5.7	12.3%	$15.1	$9.9	52.5%	$21.5	$15.6	37.8%
SES	$0.3	$0.2	50.0%	$1.1	$0.9	22.2%	$1.4	$1.1	27.3%
Total Wholesale	$9.6	$8.6	11.6%	$25.4	$17.3	46.8%	$35.0	$25.9	35.1%

Economy Sales	$0.2	$1.3	(84.6%)	$1.0	$3.6	(72.2%)	$1.2	$4.9	(75.5%)
Miscellaneous	$0.6	$0.7	(14.3%)	$0.0	$0.0	0.0%	$0.6	$0.7	(14.3%)

Total Revenue	$32.7	$33.7	(3.0%)	$50.7	$38.2	32.7%	$83.4	$71.9	16.0%

The following table summarizes kWh sales for the quarter ended March 31:

Customer	2009 kWh	2008 kWh

Retail	326,439,417	330,411,495
Wholesale	351,962,600	356,785,025
Economy Energy	13,744,300	72,596,700

Total	692,146,317	759,793,220

Base rates charged to retail and wholesale customers in the first quarter of 2009 include base rate changes, which were effective June 1, 2008, as a result of Chugach’s 2005 Test Year Rate Case. Base rates charged to retail customers decreased 4.8 percent and base rates charged to wholesale customers HEA, MEA and SES increased 13.0 percent, 10.5 percent and 9.6 percent, respectively, in the first quarter of 2009 compared to the first quarter of 2008.

Total operating expenses increased $12.9 million, or 21.1%, in the first quarter of 2009 over the same quarter in 2008.

Fuel expense increased $8.1 million, or 25.4%, in the first quarter of 2009 compared to the same quarter in 2008, due to an increase in fuel price. In the first quarter of 2009, Chugach used 7,033,375 MCF of fuel at an average effective price of $6.77 per MCF, which includes 1,087,798 MCF of fuel that is recorded as purchased power expense. In the first quarter of 2008, Chugach used 8,030,140 MCF of fuel at an average effective price of $4.59 per MCF, which includes 1,039,168 MCF of fuel that is recorded as purchased power.

Production expense increased $617.6 thousand, or 16.4%, in the first quarter of 2009 compared to the same quarter in 2008 due primarily to expenses associated with the Cooper Lake Unit 2 and Beluga Unit 5 inspections in 2009, expenditures associated with the water treatment system at the Bernice Lake Power Plant and equipment associated with volcano preparedness.

Purchased power expense, which includes the cost of 1,087,798 MCF of fuel associated with purchases from the Nikiski Cogeneration plant, increased $3.6 million, or 47.2%, in the first quarter of 2009 compared to the same quarter in 2008 due to an increase in the price, primarily associated with the price of fuel. In the first quarter of 2009, Chugach purchased 126,701 MWh of energy at an average effective price of 8.52 cents per kWh. In the first quarter of 2008, Chugach purchased 128,715 MWh of energy at an average effective price of 5.61 cents per kWh.

Transmission expense did not materially change in the first quarter of 2009 compared to the same quarter in 2008.

Distribution expense did not materially change in the first quarter of 2009 compared to the same quarter in 2008.

Consumer accounts decreased $129.4 thousand, or 9.6%, in the first quarter of 2009 compared to the same quarter in 2008 due primarily to a decrease in labor associated with meter reading and customer records and collection.

Administrative, general and other expenses did not materially change in the first quarter of 2009 compared to the same quarter in 2008.

Depreciation and amortization expense increased $587.4 thousand, or 8.0%, in the first quarter of 2009 compared to the same quarter in 2008. The increase was due in part to a change in depreciation rates, effective in the second quarter of 2008 as a result of Chugach’s 2005 Test Year Rate Case, as well as the continued closeout of construction projects.

Interest on long-term debt decreased $602.1 thousand, or 10.6%, in the first quarter of 2009 compared to the same quarter of 2008. The decrease was related to the use of our NRUCFC line of credit to redeem the outstanding principal amount of the 2002 Series B Bonds on March 20, 2008, resulting in a shift from long-term to short-term interest expense, lower interest rates in the first quarter of 2009 compared to the same period in 2008 and continued principal payments on our CoBank debt.

Other interest expense increased $282.7 thousand, due in part to the use of the NRUCFC line of credit described above and for general working capital which wasn’t repaid until February 19, 2009. This increase is net of the affect of a decrease in interest rates on our CoBank line of credit in the first quarter of 2009 compared to the same quarter in 2008.

Interest charged to construction did not materially change in the first quarter of 2009 compared to the same quarter in 2008.

Non-operating margins decreased $39.9 thousand, or 26.3%, in the first quarter of 2009 compared to the same quarter in 2008. The decrease is due to lower interest income due primarily to lower interest rates in the first quarter of 2009 compared to the same period in 2008.

Financial Condition

Assets

Total assets decreased $9.2 million, or 1.6%, from December 31, 2008 to March 31, 2009. Net utility plant decreased $7.7 million, or 1.7%, primarily due to depreciation expense in excess of extension and replacement of plant. Fuel cost recovery decreased $11.8 million, or 100%, due to the collection of the prior quarter’s fuel and purchased power costs recovered through the fuel surcharge process. Deferred charges decreased $696.9 thousand, or 3.0%, due primarily to the first quarter amortization of deferred charges.

These decreases were offset by increases in cash and cash equivalents, accounts receivable, materials and supplies, prepayments and other current assets. Cash and cash equivalents increased $5.0 million, or 67.3%, due primarily to the receipt of one wholesale customer’s payment for electric service on the last day of March. Accounts receivable increased $4.5 million, or 13.6%, due primarily to an increase in the fuel component of consumer’s invoices. Materials and supplies increased $837.4 thousand, or 2.9% due mainly to the purchase of materials committed to planned distribution projects. Prepayments increased $487.4 thousand, or 31.6%, due primarily to the annual renewal of insurance for 2009 and other current assets increased $125.5 thousand, or 46.1% due primarily to an increase in the receivable associated with our NRUCFC capital term certificates, which is received semi-annually.

Liabilities

Total liabilities, equities and margins decreased $9.2 million, or 1.6%, from December 31, 2008 to March 31, 2009. The decrease includes a $1.0 million, or 35.0%, decrease in promissory notes payable caused by the first installment payment on the note associated with the property Chugach acquired for construction of an additional electrical generation facility. The decrease also includes a $7.5 million, or 100% decrease in short-term obligations due to the payment of the outstanding balance on the CoBank line of credit. Accounts payable decreased $2.4 million, or 34.5%, due to the payment of invoices that were accrued but not paid at December 31, 2008. Accrued interest decreased $4.4 million, or 71.1%, from December 31, 2008, due to the semi-annual interest payments on the 2001 and 2002 Series A Bonds in the first quarter of 2009. Deferred liabilities also decreased $1.0 million, or 45.3%, caused by a decrease in customer advances for construction.

These decreases were offset by a $4.0 million, or 2.6%, increase in total equities and margins due to the margins generated in the first quarter of 2009. Total long-term obligations and current installments of long-term debt also increased $1.1 million, or 0.3%, due primarily to commercial paper transactions in excess of principal payments made on CoBank 2, 3, 4 and 5 in the first quarter of 2009. Fuel cost over-recovery increased $366.5 thousand, or 100%, due to the over-collection of the prior quarter’s fuel and purchased power costs recovered through the fuel surcharge process, which created a payable instead of a receivable at March 31, 2009. Fuel payable also increased $1.7 million, or 5.9%, caused primarily by an increase in fuel prices. Other liabilities increased $191.9 thousand, or 11.5%, from December 31, 2008, due primarily to an increase in the municipal underground ordinance payable, which was offset by a decrease in gross receipts payable due to the payment of Chugach’s annual gross receipts tax and a decrease in patronage capital payable due to the payment of the 2008 retirement of patronage capital in the first quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Summary

We ended the first quarter of 2009 with $12.5 million of cash and cash equivalents, up from $7.5 million at December 31, 2008. We utilized the $57.5 million in lines of credit that we maintain with CoBank and NRUCFC in the first quarter of 2009, however, there was no outstanding balance on these lines of credit at March 31, 2009. Thus, our available borrowing capacity under these lines at March 31, 2009, was $57.5 million. We issued commercial paper in the first quarter of 2009 and had $45.5 million of commercial paper outstanding at March 31, 2009, thus our available borrowing capacity under our commercial paper program at March 31, 2009, was $254.5 million.

Cash equivalents consist of all highly liquid debt instruments with a maturity of three months or less when purchased and an Overnight Repurchase Agreement with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the quarters ended March 31, 2009 and 2008.

	2009	2008

Total cash provided by (used in):

Operating activities	16,122,531	4,989,852
Investing activities	(2,533,066)	(3,988,911)
Financing activities	(8,550,972)	(3,478,332)

Increase (decrease) in cash and cash equivalents	5,038,493	(2,477,391)

Operating Activities

Cash provided by operating activities was $16.1 million for the quarter ended March 31, 2009, compared with $5.0 million for the quarter ended March 31, 2008. A decrease in assignable margins was offset by increased depreciation expense and changes in operating assets and liabilities. Assignable margins decreased to $4.0 million in the first quarter of 2009, compared with $5.1 million in the first quarter of 2008. The changes in operating assets and liabilities were due primarily to changes in accounts receivable, fuel cost under-recovery, materials and supplies, accounts payable, fuel cost over-recovery and fuel payable. The accounts receivable change was primarily due to an increase in the fuel component of consumer’s invoices due to higher fuel prices while the change in fuel cost under-recovery was due to the collection of fuel and purchased power costs recovered through the fuel surcharge process. The change in materials and supplies was primarily due to the change in inventory needed for the upcoming construction season. The change in accounts payable was primarily due to a decrease in construction activity while the change in fuel cost over-recovery was due to the over-collection of fuel and purchased power costs recovered through the fuel surcharge process. The fuel payable change was due to increased fuel expense.

Investing Activities

Cash used in investing activities was $2.5 million for the quarter ended March 31, 2009, compared with $4.0 million for the quarter ended March 31, 2008. The change in cash used in investing activities for the quarter ended March 31, 2009, compared with the quarter ended March 31, 2008, was due primarily to the level of construction activity in the first quarter of 2009 compared to the same period in 2008. Capital construction for 2009 is estimated at $72.1 million. Capital improvement expenditures are expected to increase during the second quarter as the construction season begins.

Financing Activities

Cash used in financing activities was $8.6 million for the quarter ended March 31, 2009, compared to $3.5 million for the quarter ended March 31, 2008. The change in cash used in financing activities for the quarter ended March 31, 2009, compared with the quarter ended March 31, 2008, was primarily due to the use of short-term borrowings to pay long-term debt in 2008 compared to the reclassification of long-term debt to current portion in 2009, as well as the payment of short term borrowings in the first three months of 2009 compared to the same period in 2008. The change was also due to the payment of the 2008 retirement of patronage capital in the first quarter of 2009, which was less than the payment of the 2007 retirement of patronage capital in the first quarter of 2008. The change was also due to a payment on the promissory note associated with a land purchase and a decrease in customer advances for construction.

Sources of Liquidity

Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $7.5 million line of credit with CoBank, a $50 million line of credit from NRUCFC and a $300 million commercial paper program. We issued $45.5 million of our available commercial paper in order to pay the outstanding balance of our NRUCFC line of credit which was used to redeem our 2002 Series B Bonds in March of 2008 and for general working capital. At March 31, 2009, there was no outstanding balance on our CoBank or NRUCFC lines of credit and $45.5 million of commercial paper outstanding. Thus, at March 31, 2009, our available borrowing capacity under these lines of credit was $57.5 million and our available commercial paper capacity was $254.5 million.

In April of 2009, Chugach had additional activity on our CoBank line of credit, however, Chugach paid the outstanding balance on this line of credit.

Chugach also has a term loan facility with CoBank. Loans made under this facility are evidenced by promissory notes governed by the Master Loan Agreement, which became effective on January 22, 2003.

At March 31, 2009, Chugach had the following promissory notes outstanding with this facility:

Promissory Note	Principal Balance	Interest Rate at March. 31, 2008	Maturity Date	Principal Payment Dates

CoBank 2	$3,000,000	5.50%	2010	2005 – 2010
CoBank 3	17,677,513	2.31%	2022	2003 – 2022
CoBank 4	20,086,132	2.31%	2022	2003 – 2022
CoBank 5	3,632,818	2.31%	2012	2007 – 2012

Total	$44,396,463

Over the next five years Chugach anticipates incurring significant capital expenditures due to the construction of a gas fired generation unit, on-going capital needs and refinancing of certain existing debt. In March of 2008 we issued a Request For Proposal (RFP) for a three to five year interim finance facility. Commercial paper will be issued under this requested facility and will act as a bridge until Chugach converts Commercial Paper balances to long term debt in 2010 and to refinance the 2011 and 2012 Series A bonds. The commercial paper program is backed by a $300 million Unsecured Credit Agreement between NRUCFC, KeyBank, CoBank and US Bank. At closing, the Credit Agreement was priced with an all-in drawn spread of London Interbank Offered Rate (LIBOR) plus 60 basis points, along with a 17.5 basis points facility fee. The credit agreement was executed on October 10, 2008, and expires on October 10, 2011. Chugach began issuing short-term Commercial Paper in the first quarter of 2009.

Chugach management continues to expect that cash flows from operations and external funding sources, including additional commercial paper borrowings, will be sufficient to cover operational, financing and capital funding requirements in 2009 and thereafter.

CRITICAL ACCOUNTING POLICIES

Chugach’s accounting and reporting policies comply with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that effect results of operations and reported amounts of assets and liabilities in the financial statements. Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach’s financial condition and results of its operations, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP. For all of these policies management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with Chugach’s Audit Committee. The following policies are considered to be critical accounting policies for the quarter ended March 31, 2009.

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

Unbilled revenue

Chugach calculates unbilled retail revenue at the end of each month to ensure the recognition of a full month’s revenue. Chugach estimates calendar-month unbilled sales based on billing cycle sales, billing cycle read dates, weather and hours of darkness to produce an estimate of calendar sales. This estimate of calendar sales is then calibrated to deliveries measured at Chugach distribution substations, net of losses. Until September of 2008, calendar unbilled revenue was determined by multiplying kWh sales by an average rate. Beginning in September of 2008, Chugach fully implemented an unbilled estimate based on respective billing class determinants to produce an estimate of calendar month revenue. Chugach accrued $9,158,744 and $7,164,370 of unbilled retail revenue at March 31, 2009 and 2008, respectively.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Information required by this Item is contained in Note 8 to the “Notes to Financial Statements” within Part I of this Form 10-Q.

OUTLOOK

An “evolving landscape” can best describe the environment Chugach will operate in during 2009 and beyond. Procuring a new, highly efficient power generation facility, natural gas contracts, low cost financing and replacement revenue sources for wholesale customer loads that will be leaving in 2014, all while controlling operating expenses to minimize adverse customer rate impacts, are some of the challenges facing Chugach in the near and intermediate term.

These issues, along with emerging energy issues and plans at the state level, will shape how Chugach proceeds into the future.

Chugach has partnered with AML&P to construct and jointly own a new 183 megawatt natural gas fired power plant. Chugach will own and take 70% of the new plant’s output and AML&P will own and take the remaining 30%. The plant is scheduled to be placed into service in 2013. Currently, major components have been ordered and construction plans are moving forward. Chugach’s interim financing for the plant will come from its’ established lines of credit and a commercial paper borrowing program that was established via a commercial paper $300 million unsecured credit agreement in 2008. Given the recent volatility in the bond and commercial paper market, close attention will be given to the timing and type of permanent financing Chugach obtains for the new plant and other capital additions.

Chugach will explore all potential sources of long term financing to include federal, state, private placement and the public markets to obtain the lowest cost financing available for the 2011 and 2012 maturing long-term debt refinancing and requirements for new, long-term financing for our capital additions that are expected to begin in 2010.

On May 12, 2009, Chugach submitted a new long-term natural gas supply contract to the RCA. The new contract will provide gas beginning in 2010 and terminating December 31, 2016. The total amount of gas under the contract is estimated to be 66 BCF. Approval of the contract by the RCA is condition precedent for the effectiveness of the contract, and will ensure, in advance, that costs incurred under the contract can be recovered from Chugach’s customers.

Notification by HEA and MEA that neither organization will be on the Chugach system in the current contractual arrangement post 2014 will result in a loss of approximately 50% of Chugach’s power sales load and approximately 40% of its’ annual sales revenue. While financial management plan scenarios indicate Chugach can sustain its’ operations and meet its’ financial covenants in the event these two customers leave the system, considerably high rate increases will be required of the remaining customers. Consequently, Chugach will be pursuing replacement sources of revenue through potential new firm power sales agreements and revised transmission wheeling and ancillary services tariff revisions. Successful implementation of new power sales agreements and revised tariffs will mitigate anticipated rate increases in the 2014 and 2015 timeframe.

A recently released State of Alaska Energy Plan released by Alaska’s Governor called for a migration to alternative fuel sources for one half of the state by 2025. This is in concert with Chugach’s conceptual goal to move from a “90 – 10” (90% natural gas fuel source – 10% alternative fuel source) generation mix to a “10 – 90” generation mix. Chugach’s challenge in the coming years will be to find low cost, highly efficient generation projects that fulfill this goal.

On March 5, 2009, the governor of Alaska transmitted a bill to the Alaska State Legislature that creates the Greater Railbelt Energy and Transmission Corporation. In the Governor’s transmittal letter, she identified the purpose of the corporation was to “plan for the financing, acquisition, construction, ownership, and operation of necessary electric power generation and transmission assets and services that would be necessary to provide the Railbelt with adequate, reliable, safe, and stable electric power and transmission services at the lowest feasible long-term cost.” The legislation (HB 182 and

SB 143) was introduced in both the House and Senate special committees on energy and is being held in committee until the 2010 legislative session. In the interim, the six Railbelt utility governing bodies have agreed to form a special task force to further discuss the legislation and make recommendations to the state administration and the legislative committees this fall.

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

The Alaska Department of Conservation (ADEC) issued a Notice of Violation (NOV) on March 26, 2008, regarding the NSPS NOx emission limit exceedances. Chugach entered into a settlement with ADEC regarding the NOV for the past NSPS non-compliance. Chugach and the ADEC signed the settlement agreement on February 18, 2009. As part of the settlement, Chugach paid a civil penalty of $112,161 to ADEC on April 3, 2009, bringing the issue to a close.

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

Interest Rate Risk

The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of March 31, 2009.

Total Debt[1]	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Fixed rate debt	$3,360	$1,500	$150,000	$120,000	$0	$0	$274,860	$290,942

Average interest rate	5.78%	5.50%	6.55%	6.20%	0.00%	0.00%	6.38%

Annual interest expense	$13,112	$17,297	$9,487	$620	$0	$0

Variable rate debt	$46,980	$2,618	$2,852	$2,694	$2,076	$29,680	$86,899	$86,899

Average interest rate	1.02%	2.16%	2.16%	2.16%	2.16%	2.16%	1.54%

[1]	Includes current portion

Chugach is exposed to market risk from changes in interest rates. A 100 basis-point change (up or down) would increase or decrease our interest expense by approximately $868,995 based on $86,899,463 of variable rate debt outstanding at March 31, 2009.

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

Evaluation of Controls and Procedures

As of the end of the period covered by this report, Chugach evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Chugach’s CEO and Chief Financial Officer (CFO) supervised and participated in this evaluation. Based on this evaluation, Chugach’s CEO and CFO each concluded that as of the end of the period covered by this report, Chugach’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in its periodic reports to the SEC. In addition, there have been no changes in Chugach’s internal controls over financial reporting or in other factors known to management during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect its internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required by this Item is contained in Note 7 to the “Notes to Financial Statements” within Part I of this Form 10-Q.

ITEM 1A.	RISK FACTORS

Fuel Supply

In 2008, 91% of our power was generated from gas, which included power generated at Nikiski. Our primary suppliers of natural gas are the Beluga River Field Producers and Marathon, of which we collectively have approximately 83 BCF of gas remaining. In 2008 Chugach used approximately 31 BCF of natural gas. We estimate that our contract gas with Marathon will run-out by mid-2010. We estimate that our contract gas with the Beluga River Producers will run-out in 2011.

On May 13, 2009, Chugach submitted a new long-term natural gas supply contract to the RCA. The new contract will provide gas beginning in 2010 and terminating December 31, 2016. The total amount of gas under the contract is estimated to be 66 BCF. Approval of the contract by the RCA is condition precedent for the effectiveness of the contract, and will ensure in advance that costs incurred under the contract can be passed through and recovered from Chugach’s customers.

The fuel and purchased power surcharge process allows Chugach to recover its current fuel and purchased power costs with minimal regulatory lag. To the extent the regulated fuel recovery process does not provide for the timely recovery of fuel expenses, Chugach could experience a material negative impact on its cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Bylaws of the Registrant as amended April 28, 2009. Incorporated by reference from Exhibit 3.2 to the Registrant’s Form 8-K filed May 5, 2009.

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Bradley W. Evans
Bradley W. Evans
Chief Executive Officer

By:	/s/ Michael R. Cunningham
Michael R. Cunningham
Chief Financial Officer

Date:	May 14, 2009

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description

3.2	Bylaws of the Registrant as amended April 28, 2009. Incorporated by reference from Exhibit 3.2 to the Registrant’s Form 8-K filed May 5, 2009.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002