Form 10-Q
period 2009-06-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2009-08-14
CIK 878004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes  ☐ No

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐                                                                        Accelerated filer  ☐
Non-accelerated filer      ☒                                                                     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.NONE

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the financial statements of Chugach as of and for the quarter ended June 30, 2009, follow.

Chugach Electric Association, Inc.
Balance Sheets
(Unaudited)

Assets	June 30, 2009	December 31, 2008

Utility Plant:
Electric Plant in service	$831,051,838	$821,462,475
Construction work in progress	25,573,192	25,151,072
Total utility plant	856,625,030	846,613,547
Less accumulated depreciation	(405,946,339)	(389,002,139)
Net utility plant	450,678,691	457,611,408

Other property and investments, at cost:
Nonutility property	24,461	24,461
Investments in associated organizations	12,177,447	12,177,769
Special Funds	271,203	264,427
Total other property and investments	12,473,111	12,466,657

Current assets:
Cash and cash equivalents	3,805,102	7,491,302
Special deposits	124,140	114,930
Fuel and purchased power cost under-recovery	0	11,788,078
Accounts receivable, net	28,798,576	33,019,372
Materials and supplies	31,038,745	28,806,641
Prepayments	1,169,211	1,544,025
Other current assets	193,251	272,357
Total current assets	65,129,025	83,036,705

Deferred charges, net	22,901,263	23,577,199

Total assets	$551,182,090	$576,691,969

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Balance Sheets (continued)
(Unaudited)

Liabilities, Equities and Margins	June 30, 2009	December 31, 2008

Equities and margins:
Memberships	$1,409,053	$1,390,413
Patronage capital	144,300,448	142,009,998
Other	10,283,646	10,366,588
Total equities and margins	155,993,147	153,766,999

Long-term obligations, excluding current installments:
Bonds payable	270,000,000	270,000,000
National Bank for Cooperatives	38,322,745	41,419,847
National Rural Utilities Cooperative Finance Corporation promissory notes payable	0	42,963,659
Total long-term obligations	308,322,745	354,383,506

Current liabilities:
Current installments of long-term obligations	4,576,912	4,403,653
Commercial Paper	33,505,000	0
Promissory notes payable	0	2,860,000
Short-term obligations	0	7,500,000
Accounts payable	6,297,332	6,999,140
Consumer deposits	2,420,729	2,410,980
Fuel and purchased power cost over-recovery	958,526	0
Accrued interest	6,079,160	6,158,927
Salaries, wages and benefits	5,405,916	5,481,621
Fuel	25,021,529	28,494,211
Other liabilities	1,054,545	1,666,521
Total current liabilities	85,319,649	65,975,053

Deferred compensation	271,203	264,427
Deferred liabilities	1,275,346	2,301,984

Total liabilities, equities and margins	$551,182,090	$576,691,969

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Statements of Operations
(Unaudited)

	Three months ended June 30		Six months ended June 30

	2009	2008	2009	2008

Operating revenues	$69,239,153	$62,483,023	$152,656,223	$134,354,311

Operating expenses:
Fuel	33,235,760	27,446,913	73,463,068	59,533,462
Production	3,651,950	4,677,243	8,038,831	8,446,566
Purchased power	9,757,529	8,016,659	20,943,056	15,617,983
Transmission	1,306,411	1,587,962	2,669,017	2,918,740
Distribution	3,444,131	3,171,829	6,257,354	5,939,732
Consumer accounts	1,362,797	1,339,072	2,585,506	2,692,190
Administrative, general and other	5,008,436	4,955,695	10,086,941	10,002,716
Depreciation and amortization	8,031,393	7,593,816	15,999,147	14,974,135
Total operating expenses	65,798,407	58,789,189	140,042,920	120,124,524

Interest on long-term debt	5,052,093	5,205,540	10,125,165	10,880,750
Other	248,897	280,722	603,267	352,344
Charged to construction	(136,502)	(102,738)	(257,914)	(217,832)
Net interest expenses	5,164,488	5,384,524	10,470,518	11,015,262
Net operating margins	(1,723,742)	(1,690,690)	2,142,785	3,214,525

Nonoperating margins:
Interest income	13,150	94,727	92,997	212,315
Capital credits, patronage dividends and other	48,358	26,964	80,212	60,968
Total nonoperating margins	61,508	121,691	173,209	273,283

Assignable margins	$(1,662,234)	$(1,568,999)	$2,315,994	$3,487,808

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Statements of Cash Flows
(Unaudited)

	Six months ended June 30
	2009	2008
Cash flows from operating activities:
Assignable margins	$2,315,994	$3,487,808

Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation and amortization	18,377,254	17,478,854
Capitalized interest	(336,841)	(278,959)
Other	0	162

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable, net	4,220,796	8,931,829
Fuel and purchased power cost under-recovery	11,788,078	(4,573,046)
Materials and supplies	(2,232,104)	1,343,081
Prepayments	374,814	208,287
Other assets	70,218	91,521
Deferred charges, net	(1,189,017)	(1,639,791)
Accounts payable	(548,971)	(397,987)

Increase (decrease) in liabilities:
Consumer deposits	9,749	14,031
Fuel and purchased power cost over-recovery	958,526	(1,596,010)
Accrued interest	(79,767)	(136,837)
Salaries, wages and benefits	(75,705)	176
Fuel	(3,472,682)	(55,502)
Other liabilities	(506,579)	(453,750)
Deferred liabilities	(25,689)	(7,572)
Net cash provided by operating activities	29,648,074	22,416,295

Cash flows from investing activities:
Extension and replacement of plant	(10,444,800)	(13,196,779)
Net cash used for investing activities	(10,444,800)	(13,196,779)

Cash flows from financing activities:
Payments of notes payable	(2,860,000)	0
Repayments of long-term obligations	(45,887,502)	(38,264,865)
Proceeds from short-term borrowing	45,503,000	29,713,659
Repayments of short-term borrowing	(19,498,000)	0
Memberships and donations refunded	(64,302)	(38,491)
Retirement of patronage capital and estate payments	(130,941)	(1,336,004)
Net deposits (refunds) of consumer advances for construction	48,271	(88,267)
Net cash used for financing activities	(22,889,474)	(10,013,968)

Net decrease in cash and cash equivalents	(3,686,200)	(794,452)

Cash and cash equivalents at beginning of period	$7,491,302	$6,209,936

Cash and cash equivalents at end of period	$3,805,102	$5,415,484

Supplemental disclosure of non-cash investing and financing activities
Retirement of plant	$643,647	$1,008,914
Extension and replacement of plant included in accounts payable	$2,513,568	$1,293,360
Supplemental disclosure of cash flow information - interest expense paid,
excluding amounts capitalized	$9,756,057	$11,152,099

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Notes to Financial Statements
June 30, 2009 and 2008

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

Chugach also supplies much of the power requirements for three of its wholesale customers, Matanuska Electric Association, Inc. (MEA), Homer Electric Association, Inc. (HEA), and the City of Seward (Seward).  Retail members of Chugach and wholesale customers are the consumers of the electricity sold.  Notification has been given by HEA and MEA that neither organization intends to be on the Chugach system under the current contractual arrangements post 2014.  This will result in a loss of approximately 50% of Chugach’s power sales load and approximately 40% of the utility’s annual sales revenue.

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

Chugach Electric Association, Inc.
Notes to Financial Statements
June 30, 2009 and 2008

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

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the six month periods ended June 30, 2009 and 2008 was in compliance with that provision.  In addition, Chugach collects sales tax and is assessed gross receipts and excise taxes which are presented on a net basis in accordance with Emerging Issues Task Force (EITF) No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.”

e.       Subsequent Events

Chugach’s management evaluated all events from the date of our financial statements, June 30, 2009, through the date our financial statements were issued, August 14, 2009.

f.       Presentation of Financial Information
During the six months ended June 30, 2009, the company recorded an immaterial adjustment to correctly present cash used in investing activities and cash used in financing activities for the six months ended June 30, 2008.  The adjustment represents the amount of non refundable consumer advances previously included as a reduction of cash used in investing activities and now included as a reduction of cash used in financing activities.  The impact of the adjustment was to increase cash used in investing activities by $519,282 and reduce cash used in financing activities by the same amount.

Chugach Electric Association, Inc.
Notes to Financial Statements
June 30, 2009 and 2008

3.	REGULATORY MATTERS

Natural Gas Contract Submittal

On May 12, 2009, Chugach submitted a new long-term natural gas supply contract with ConocoPhillips Alaska, Inc. and ConocoPhillips, Inc. (collectively “COP”), to the RCA.  The new contract will provide gas beginning in 2010 and terminating December 31, 2016.  The total amount of gas under the contract is estimated to be 66 billion cubic feet (BCF).  The new contract is designed to fill 100% of Chugach’s unmet needs until April 2011, approximately 50% of Chugach’s unmet needs from June 2011 through December 2015 and approximately 25% in 2016.  Approval of the contract by the RCA is condition precedent for the effectiveness of the contract and will ensure, in advance, that costs incurred under the contract can be recovered from Chugach’s customers.

General Rate Case

On June 23, 2009, Chugach filed a general rate case to adjust base rates for both retail and wholesale customers.  If approved by the RCA, base rate revenue would increase $4.2 million annually.  Under Chugach’s proposal, Chugach’s retail members would pay approximately $2.7 million more in base rates, while bills for wholesale customers would increase approximately $1.5 million.  Chugach estimates that Chugach retail end-users will see an increase of approximately 1.7% to their bills, on an overall average basis.  On a similar basis, retail end-users of Chugach’s wholesale customers would see approximately an estimated 0.9% increase in their bills.  Chugach had requested that the proposed rates go into effect on an interim basis on August 7, 2009.  On August 7, 2009 the Regulatory Commission of Alaska suspended Chugach’s base rate filing into Docket U-09-80 and issued Order No. 1.  The Commission named Chugach’s wholesale customers HEA, MEA and SES parties to the docket.

The Commission delayed making a decision on Chugach’s proposed 3.6 percent interim base rate increase pending Chugach’s response to the Commission order.  A one month delay results, on average, in an approximate revenue impact of $350,000 per month.

In the order, the Commission ruled that Chugach is not permitted to include future known and measurable adjustments to its filed revenue requirement and may, as a result, elect to withdraw the filing without prejudice and re-file when additional known and measurable information becomes available.   Chugach’s original filing stated that additional submittals would be built into the rate case, including Chugach’s review and update of depreciation rates.  Chugach will submit a filing on or by August 14 indicating that it will continue with its proposed rate changes contained in the filing.

In addition, the Commission indicated that Chugach may submit comments in response to the wholesale customer comments filed with the Commission on July 31, 2009.  Chugach will submit a response on or before August 21, 2009.

Chugach Electric Association, Inc.
Notes to Financial Statements
June 30, 2009 and 2008

The Commission has set a prehearing conference for the docket on September 9, 2009.  The Commission has indicated that it will issue a final order in this case no later than September 16, 2010, consistent with Alaska Statute.

4.	LINES OF CREDIT

Chugach maintains a $7.5 million line of credit with CoBank, ACB (CoBank).  On October 22, 2008, the Board of Directors approved a resolution to renew this line of credit.  The line of credit was also renewed by CoBank, extending the expiration date to October 31, 2009, and is subject to annual renewal at the discretion of the parties.  Chugach had activity on this line of credit in the first half of 2009, however, there was no outstanding balance at June 30, 2009.  At December 31, 2008, the outstanding balance on this line of credit was $7.5 million.

The CoBank Master Loan Agreement requires Chugach to establish and collect electric rates reasonably expected to yield margins for interest equal to at least 1.10 times interest expense, to achieve a funded debt to operating cash flow ratio not greater than 8 to 1 and achieve an equity to total capitalization ratio greater than 22%.  The borrowing rate is calculated using the CoBank Base Rate on the first business day of the week and can not exceed the CoBank Base Rate on that day plus 3%.  The borrowing rate at June 30, 2009 and December 31, 2008 was 2.31% and 1.30%, respectively.

Chugach had maintained an annual line of credit of $50 million with NRUCFC until October 9, 2008, when Chugach reduced this line of credit to $45 million.  On December 22, 2008, this line of credit was increased to $75 million, however, pursuant to the terms of the Amendment To Revolving Line of Credit Agreement with NRUCFC, this line of credit shall be permanently reduced to $50 million upon the earlier of January 1, 2010 or the date Chugach pays down this line of credit to an outstanding balance of not more than $50 million.  In January of 2009 Chugach had additional line of credit activity and had a balance of $38 million on January 30, 2009, when we repaid $30 million on this line of credit by issuing commercial paper under our Commercial Paper program.  Consequently, effective January 30, 2009, Chugach’s borrowing limit on its NRUCFC line of credit was permanently reduced to $50 million.  In February of 2009 Chugach repaid the remaining balance on this line of credit by issuing commercial paper.  There was no outstanding balance at June 30, 2009.  At December 31, 2008, the outstanding balance on this line of credit was $43 million.  The borrowing rate is calculated using the total rate per annum as may be fixed by NRUCFC and will not exceed the Prevailing Prime Rate, plus one percent per annum.  At June 30, 2009 and December 31, 2008, the borrowing rate was 4.95% and 5.25%, respectively.

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
June 30, 2009 and 2008

5.	NOTES PAYABLE

In December of 2008, Chugach acquired property near its Anchorage headquarters for, among other purposes, construction of an additional electrical generation facility.  The total purchase price of the property was $4,860,000 which included a $75,000 non refundable earnest money payment, a $1,925,000 down payment and a $2,860,000 promissory note bearing interest at six percent per annum payable in two installments.  A payment of $1,000,000 was made in March of 2009 and the final payment of $1,860,000 plus accrued interest was made on June 12, 2009.  Chugach had the right to prepay any amount of the note in full at any time without penalty.  The promissory note was secured by a deed of trust on the property.

6.	FINANCING

Over the next five years Chugach anticipates incurring significant capital expenditures due to the construction of a natural gas fired generation unit, on-going capital needs and the refinancing of $150 million of 2001 Series A Bonds that are due March 15, 2011, and $120 million of 2002 Series A Bonds due February 1, 2012.  In March 2008 Chugach issued a Request For Proposal (RFP) for a three to five year interim finance facility.  Commercial paper will be issued under this facility and will act as a bridge until Chugach converts Commercial Paper balances to long term debt and to refinance the 2011 and 2012 Series A bonds.  The commercial paper program is backed by a $300 million Unsecured Credit Agreement between NRUCFC, KeyBank, CoBank and US Bank.  At closing, the Credit Agreement was priced with an all-in drawn spread of London Interbank Offered Rate (LIBOR) plus 60 basis points, along with a 17.5 basis points facility fee.   The credit agreement was executed on October 10, 2008, and expires on October 10, 2011.  At this time, management intends to renew this agreement although the terms may be different.  On January 30, 2009, Chugach issued $36.0 million of commercial paper to repay its NRUCFC line of credit.  On February 5, 2009, Chugach issued $10.0 million of commercial paper to repay the balance of its NRUCFC line of credit.  Chugach had additional commercial paper activity in the first and second quarters of 2009.  At June 30, 2009, Chugach had $33.5 million of commercial paper outstanding.  Our commercial paper can be repriced between one and two hundred and seventy days.

Chugach Electric Association, Inc.
Notes to Financial Statements
June 30, 2009 and 2008

The following table provides information on average commercial paper balances outstanding (dollars in millions) and corresponding weighted average interest rates:

	Average	Weighted Average
Month	Balance	Interest Rate
January 2009	36.0	1.17
February 2009	44.6	1.48
March 2009	46.6	1.19
April 2009	47.0	0.60
May 2009	43.0	0.53
June 2009	41.7	0.49

7.	LEGAL PROCEEDINGS

Chugach has certain litigation matters and pending claims that arise in the ordinary course of business.  In the opinion of management, no individual matter or matters in the aggregate are likely to have a material adverse effect on Chugach’s results of operations, financial condition or liquidity.

8.      RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.”  This SFAS applies to all financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 168 does not change GAAP, it establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative GAAP to be applied by nongovernmental entities, while also acknowledging the rules and interpretive releases of the SEC under authority of federal securities laws as sources of authoritative GAAP for SEC registrants.  Additionally, the Codification creates a new format for tracking, identifying, and citing GAAP, by numbered topics, subtopics, sections and paragraphs. As of the effective date of this SFAS, all then-existing non-SEC standards will be superseded by the Codification and any non-SEC accounting literature not grandfathered will become non-authoritative.  SFAS No. 168 is effective for financial statements issued for periods ending after September 15, 2009.  Chugach will begin application of SFAS 168 to financial statements for the period ended September 30, 2009, which is not expected to have a material effect on our results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.
Notes to Financial Statements
June 30, 2009 and 2008

SFAS 167 “Amendments to FASB Interpretation No. 46(R)”

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 applies to all entities except for those identified in FIN 46(R), “Consolidation of Variable Interest Entities,” as well as entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated by SFAS No. 166, “Accounting for Transfers of Financial Assets.”  SFAS No. 167 amends FIN 46(R) to require additional disclosures regarding an entity’s involvement in variable interest entities.  SFAS No. 167 is effective for interim and annual reporting periods beginning after November 15, 2009.  Chugach will begin application of SFAS No. 167 on January 1, 2010, which is not expected to have a material effect on our results of operations, financial position, and cash flows.

SFAS 166 “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.”  SFAS No. 166 applies to all entities and amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 140 was amended to enhance the disclosure requirements as well as to define some of the terms and measurements to be used, by removing the concept of a qualifying special-purpose entity and the exception from applying FIN 46, “Consolidation of Variable Interest Entities,” to qualifying special-purpose entities.  SFAS No. 166 is effective for interim and annual reporting periods beginning after November 15, 2009.  Chugach will begin application of SFAS No. 166 on January 1, 2010, which is not expected to have a material effect on our results of operations, financial position, and cash flows.

FAS 165 “Subsequent Events”

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  SFAS No. 165 applies to the accounting for and disclosure of subsequent events, in both interim and annual financial statements.  However, it does not apply to those subsequent events or transactions within the scope of other GAAP that provides different guidance of subsequent events and transactions.  SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009.  Chugach began application of SFAS No. 165 with the current financial statements ending June 30, 2009, which did not have a material effect on our results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.
Notes to Financial Statements
June 30, 2009 and 2008

FAS 164 “Not-for-Profit Entities: Mergers and Acquisitions – Including an amendment of FASB Statement No. 142”

In April 2009, the FASB issued SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions – Including an amendment of FASB Statement No. 142.”  SFAS No. 164 applies to the combination of not-for-profit entities meeting the definition of a merger or acquisition, with specific exceptions.  SFAS No. 164 provides guidance on the accounting and disclosure of these combinations.  SFAS No. 164 is effective for annual reporting periods beginning after December 15, 2009.  Chugach will begin application of SFAS No. 164 on January 1, 2010, which is not expected to have a material effect on our results of operations, financial position, and cash flows.

FSP FAS 107-1 and APB 25-1 “Interim Disclosures about Fair Value of Financial Instruments”

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and APB 25-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP applies to all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” held by publicly traded companies, as defined by APB Opinion No. 28, “Interim Financial Reporting.”  This FSP expands the reporting of fair value disclosures required by SFAS No. 107 to include interim reporting.  This FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information of interim reports.  FSP FAS 107-1 and APB 25-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Chugach began application of FSP FAS 107-1 and APB 25-1 to fair value disclosures on January 1, 2009, which did not have a material effect on our results of operations, financial position, and cash flows.

FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  FSP FAS 115-2 and FAS 124-2 applies to debt securities classified as available-for-sale and held-to-maturity that are subject to other-than-temporary impairment guidance within specific parameters.  This FSP amends current U.S. GAAP guidance on other-than-temporary impairment of debt securities to make the guidance more operational and to improve the presentation and disclosure of those impairments in the financial statements.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009.  Chugach began application of FSP FAS 115-2 and FAS 124-2 on April 1, 2009, which did not have a material effect on our results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.
Notes to Financial Statements
June 30, 2009 and 2008

FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”

In April 2009, the FASB issued FSP FAS 157-4, ”Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions.”  FSP FAS 157-4 applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurement.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.  Chugach began application of FSP FAS 157-4 on April 1, 2009, which did not have a material effect on our results of operations, financial position, and cash flows.

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

Chugach Electric Association, Inc.
Notes to Financial Statements
June 30, 2009 and 2008

The table below presents the balance of Chugach’s non-qualified deferred compensation plan assets measured at fair value on a recurring basis.

Total	Level 1	Level 2	Level 3
$271,203	$271,203	$0	$0

Chugach had no Level 2 or Level 3 assets or liabilities measured at fair value on a recurring basis.

Fair Value of Long-Term Obligations

The estimated fair values (in thousands) of the long-term obligations included in the financial statements at June 30, 2009, are as follows:

	Carrying Value	Fair Value
Long-term obligations (including current installments)	$346,405	$365,902

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.  The fair value of long-term debt has been determined using discounted future cash flows at borrowing rates currently available to Chugach.

The fair values of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying values due to their short-term nature.

10.   ENVIRONMENTAL MATTERS

The Clean Air Act and Environmental Protection Agency (EPA) regulations under the act (the “Clean Air Act”) establish ambient air quality standards and limit the emission of many air pollutants.  Some Clean Air Act programs that regulate electric utilities, notably the Title IV “acid rain” requirements, do not apply to facilities located in Alaska.  In 2008, the EPA vacated regulations to limit mercury emissions from fossil-fired steam-electric generating facilities.

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

Chugach Electric Association, Inc.
Notes to Financial Statements
June 30, 2009 and 2008

regulations until a water injection system to control NOx emissions from the turbines was installed and operational.  With the water injection system, Chugach is able to fully utilize the power output from these turbines while complying with the NSPS regulations.

The Alaska Department of Environmental Conservation (ADEC) issued a Notice of Violation (NOV) on March 26, 2008, regarding the NSPS NOx emission limit exceedances.  Chugach entered into a settlement with ADEC regarding the NOV for the past NSPS non-compliance.  Chugach and the ADEC signed the settlement agreement on February 18, 2009.  As part of the settlement, Chugach paid a civil penalty of $112,161 to ADEC on April 3, 2009, bringing the issue to a close.

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

11.  GENERATION COMMITMENTS

Chugach is in the process of constructing a natural gas fired generation plant on land currently owned by Chugach near its Anchorage headquarters.  The Southcentral Power Project (SPP) will be developed and owned jointly with Anchorage Municipal Light & Power (AML&P).  Chugach will own and take 70% of the new plant’s output and AML&P will own and take the remaining 30%.  Chugach will account for its ownership in the SPP proportionately.  Chugach and AML&P signed Participation, Operation and Maintenance (O&M) and Lease Agreements (Agreements) for this project on August 28, 2008.  On November 17, 2008, Chugach executed a gas turbine purchase agreement for the purchase of three gas turbines with an option for a fourth turbine with General Electric Packaged Power (GEPP).  The option to purchase a fourth turbine expired on January 31, 2009.  Chugach made a payment of $5.1 million in 2008 and is expected to make progress and milestone payments of $23.5 million and $22.8 million in 2009 and 2010, respectively, pursuant to its purchase agreement with GEPP.  In December of 2008, Chugach purchased land adjacent to its Anchorage headquarters.  This land will be used as a project laydown area and to relocate materials and equipment previously located on the site of the new power plant.  Chugach is currently preparing purchase documentation for engineering, procurement and construction services to be awarded in early 2010.  On April 22, 2009, Chugach’s Board of Directors authorized the Chief Executive Officer to enter into an Owner’s Engineer Services Contract for the SPP.  Chugach executed an Owner’s Engineer Services Contract on May 12, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information contained under the caption “CAUTION REGARDING FORWARD-LOOKING STATEMENTS” at the beginning of this report.

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins decreased by $93.2 thousand, or 5.9%, during the second quarter of 2009 compared to the same quarter in 2008.  Negative margin performance during the second and third quarters is representative of the seasonal nature of our business.  Our customers’ requirements for capacity and energy generally are seasonal and increase in the fall and winter as home heating needs increase and then decline in the spring and summer as the weather becomes milder.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $6.8 million, or 10.8%, in the second quarter of 2009 compared to the same quarter in 2008.  This increase was due to higher fuel and purchased power expense recovered through the fuel and purchased power surcharge process, which was offset by a decrease in sales.

Total retail revenue increased in the second quarter of 2009 compared to the same quarter in 2008.  Base rate revenue decreased due to lower retail kWh sales caused by a change in consumer consumption patterns and a 4.8 percent base rate decrease effective in June of 2008 as a result of Chugach’s 2005 Test Year Rate Case.  The base rate revenue decrease was more than offset by higher fuel and purchased power expense recovered through the fuel and purchased power surcharge process.  The increase was primarily driven by higher fuel prices in the second quarter of 2009 compared to the same period in 2008, which was somewhat offset by a decrease in MCF used due primarily to lower economy energy sales.

Total wholesale revenue increased in the second quarter of 2009 compared to the same quarter in 2008.  Base rate revenue increased in part due to the base rate increase effective in June of 2008 as a result of Chugach’s 2005 Test Year Rate Case.  That increase was somewhat offset by a decrease in wholesale kWh sales primarily caused by lower sales by HEA to its commercial customers.  Fuel and purchased power expense recovered through the fuel and purchased power surcharge process increased due primarily to higher fuel prices in the second quarter of 2009 compared to the same period in 2008, which was somewhat offset by a decrease in fuel costs caused by lower economy energy sales.  Economy energy revenue decreased during the second quarter of 2009 compared to the same quarter in 2008 due to decreased sales to Golden Valley Electric Association, Inc. (GVEA).  The decrease was caused by the March 31, 2009, expiration of the current sales agreement and that it was more economic in 2009 for GVEA to generate their own power than to purchase from Chugach due primarily to their price of fuel.  GVEA has expressed interest in a new firm sales contract with Chugach.  Chugach is currently involved in negotiations with GVEA.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $6.5 million to Chugach’s fixed costs for the quarter ended June 30, 2009 and $6.2 million for the quarter ended June 30, 2008.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended June 30, 2009 and 2008:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2009	2008	% Variance	2009	2008	% Variance	2009	2008	% Variance

Retail
Residential	$9.7	$10.2	(4.9%)	$9.2	$6.7	37.3%	$18.9	$16.9	11.8%
Small Commercial	$1.9	$1.9	0.0%	$2.1	$1.4	50.0%	$4.0	$3.3	21.2%
Large Commercial	$6.5	$6.9	(5.8%)	$9.5	$6.9	37.7%	$16.0	$13.8	15.9%
Lighting	$0.3	$0.4	(25.0%)	$0.0	$0.0	0.0%	$0.3	$0.4	(25.0%)
Total Retail	$18.4	$19.4	(5.2%)	$20.8	$15.0	38.7%	$39.2	$34.4	14.0%

Wholesale
HEA	$2.9	$2.8	3.6%	$8.2	$6.3	30.2%	$11.1	$9.1	22.0%
MEA	$4.5	$4.3	4.7%	$12.3	$8.5	44.7%	$16.8	$12.8	31.3%
SES	$0.3	$0.3	0.0%	$1.2	$0.8	50.0%	$1.5	$1.1	36.4%
Total Wholesale	$7.7	$7.4	4.1%	$21.7	$15.6	39.1%	$29.4	$23.0	27.8%

Economy Sales	$0.0	$1.3	(100.0%)	$0.0	$3.1	(100.0%)	$0.0	$4.4	(100.0%)
Miscellaneous	$0.6	$0.7	(14.3%)	$0.0	$0.0	0.0%	$0.6	$0.7	(14.3%)

Total Revenue	$26.7	$28.8	(7.3%)	$42.5	$33.7	26.1%	$69.2	$62.5	10.7%

The following table summarizes kWh sales for the quarter ended June 30:

Customer	2009 kWh	2008 kWh

Retail	265,271,449	273,220,992
Wholesale	283,348,845	293,959,650
Economy Energy	120,000	62,262,380

Total	548,740,294	629,443,022

Base rates charged to retail and wholesale customers in the second quarter of 2009 include base rate changes, which were effective June 1, 2008, as a result of Chugach’s 2005 Test Year Rate Case.  Base rates charged to retail customers decreased 4.8 percent and base rates charged to wholesale customers HEA, MEA and SES increased 13.0 percent, 10.5 percent and 9.6 percent, respectively, in the first two months of the second quarter of 2009 compared to the same period in 2008.

Total operating expenses increased $7.0 million, or 11.9%, in the second quarter of 2009 over the same quarter in 2008, due largely to fuel and purchased power costs.

Fuel expense increased $5.8 million, or 21.1%, in the second quarter of 2009 compared to the same quarter in 2008, due to an increase in fuel price, which was somewhat offset by a decrease in MCF used due primarily to lower economy energy sales.  In the second quarter of 2009, Chugach used 5,951,003 MCF of fuel at an average effective price of $6.73 per MCF, which includes 1,009,689 MCF of fuel that is recorded as purchased power expense.  In the second quarter of 2008, Chugach used 6,648,669 MCF of fuel at an average effective price of $4.86 per MCF, which includes 997,594 MCF of fuel that is recorded as purchased power.

Production expense decreased $1.0 million, or 21.9%, in the second quarter of 2009 compared to the same quarter in 2008 due primarily to expenses associated with the Beluga Unit 7 maintenance project in the second quarter of 2008, which exceeded expenses associated with Beluga Unit 8 repairs in the second quarter of 2009 .

Purchased power expense, which includes the cost of 1,009,689 MCF of fuel associated with purchases from the Nikiski Cogeneration plant, increased $1.7 million, or 21.7%, in the second quarter of 2009 compared to the same quarter in 2008 due primarily to an increase in the price of fuel.  In the second quarter of 2009, Chugach purchased 122,616 MWh of energy at an average effective price of 7.70 cents per kWh.  In the second quarter of 2008, Chugach purchased 146,705 MWh of energy at an average effective price of 5.26 cents per kWh.

Transmission expense decreased $281.6 thousand, or 17.7%, in the second quarter of 2009 compared to the same quarter in 2008 due primarily to a decrease in overhead line inspection and clearing expenditures.

Distribution expense increased $272.3 thousand, or 8.6%, in the second quarter of 2009 compared to the same quarter in 2008 due primarily to an increase in overhead line maintenance and clearing caused primarily by weather related repairs.

Consumer accounts expense did not materially change in the second quarter of 2009 compared to the same quarter in 2008.

Administrative, general and other expenses did not materially change in the second quarter of 2009 compared to the same quarter in 2008.

Depreciation and amortization expense increased $437.6 thousand, or 5.8%, in the second quarter of 2009 compared to the same quarter in 2008.  The increase was due in part to a change in depreciation rates, effective in June of 2008 as a result of Chugach’s 2005 Test Year Rate Case, as well as the continued closeout of completed construction projects.

Interest on long-term debt did not materially change in the second quarter of 2009 compared to the same quarter in 2008.

Other interest expense decreased $31.8 thousand, or 11.3%, in the second quarter of 2009 compared to the same quarter in 2008.  The decrease was due primarily to the difference between the balance of the NRUCFC line of credit used in 2008 to redeem the 2002 Series B Bonds and the balance of commercial paper outstanding, which was used to pay the balance of the NRUCFC line of credit in 2009, as well as lower interest rates on commercial paper compared to our NRUCFC line of credit.

Interest charged to construction increased $34.8 thousand, or 34.2%, in the second quarter of 2009 compared to the same quarter in 2008.  The increase was largely due to a higher construction work in progress balance in the second quarter of 2009 compared to the same period in 2008 due primarily to expenditures associated with the SPP.

Non-operating margins decreased $60.2 thousand, or 49.5%, in the second quarter of 2009 compared to the same quarter in 2008.  The decrease is due to lower interest income due primarily to a lower cash balance and lower interest rates.  The decrease was somewhat offset by higher Allowance for Funds Used During Construction (AFUDC)  due primarily to a higher construction work in progress balance in the second quarter of 2009 compared to the same period in 2008.

Current Year to Date versus Prior Year to Date

Assignable margins decreased by $1.2 million, or 33.6%, during the first half of 2009 compared to the same period in 2008.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $18.3 million, or 13.6%, in the first half of 2009 compared to the same period in 2008.  This increase was due primarily to higher fuel and purchased power expense recovered through the fuel and purchased power surcharge process.

Total retail revenue increased in the first half of 2009 compared to the same period in 2008.  Base rate revenue decreased due to lower retail kWh sales caused by a change in consumer consumption patterns and a retail base rate decrease effective in June of 2008 as a result of Chugach’s 2005 Test Year Rate Case.  The decrease in base rate revenue was more than offset by higher fuel and purchased power expenses recovered through the fuel and purchased power surcharge process.  Higher fuel and purchased power costs were due in part to higher fuel prices, which was somewhat offset by a decrease in MCF used due primarily to lower economy energy sales in the first half of 2009 compared to the same period in 2008.

Wholesale revenue increased in the first half of 2009 compared to the same period in 2008.  Base rate revenue increased due in part to the base rate increase charged to wholesale customers in June of 2008 as a result of Chugach’s 2005 Test Year Rate Case.  This increase was somewhat offset by a decrease in wholesale kWh sales primarily due to lower sales by HEA to its commercial customers.  Fuel and purchased power expense recovered through the fuel and purchased power surcharge process increased due to higher fuel prices in the first half of 2009 compared to the same period in 2008.  That was somewhat offset by a decrease in fuel costs due primarily to lower economy energy sales.

Economy energy revenue decreased during the first half of 2009 compared to the same period in 2008 due to decreased sales to GVEA.  The decrease was caused by the March 31, 2009, expiration of the current sales agreement and that it was more economic in 2009 for GVEA to generate their own power than to purchase from Chugach due primarily to their price of fuel.  GVEA has expressed interest in a new firm sales contract with Chugach.  Chugach is currently involved in negotiations with GVEA.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $14.6 million to Chugach’s fixed costs for the six months ended June 30, 2009 and $13.4 million for the six months ended June 30, 2008.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the six months ended June 30, 2009 and 2008:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2009	2008	% Variance	2009	2008	% Variance	2009	2008	% Variance
Retail
Residential	$22.5	$23.5	(4.3%)	$21.3	$15.1	41.1%	$43.8	$38.6	13.5%
Small Commercial	$4.1	$4.2	(2.4%)	$4.6	$3.1	48.4%	$8.7	$7.3	19.2%
Large Commercial	$13.5	$14.2	(4.9%)	$19.1	$14.0	36.4%	$32.6	$28.2	15.6%
Lighting	$0.6	$0.6	0.0%	$0.2	$0.1	0.0%	$0.8	$0.7	14.3%
Total Retail	$40.7	$42.5	(4.2%)	$45.2	$32.3	39.9%	$85.9	$74.8	14.8%

Wholesale
HEA	$5.8	$5.5	5.5%	$17.5	$12.8	36.7%	$23.3	$18.3	27.3%
MEA	$10.9	$10.0	9.0%	$27.3	$18.4	48.4%	$38.2	$28.4	34.5%
SES	$0.6	$0.5	20.0%	$2.3	$1.7	35.3%	$2.9	$2.2	31.8%
Total Wholesale	$17.3	$16.0	8.1%	$47.1	$32.9	43.2%	$64.4	$48.9	31.7%

Economy Sales	$0.2	$2.5	(92.0%)	$0.9	$6.7	(86.6%)	$1.1	$9.2	(88.0%)
Miscellaneous	$1.2	$1.4	(14.3%)	$0.0	$0.0	0.0%	$1.2	$1.4	(14.3%)

Total Revenue	$59.4	$62.4	(4.8%)	$93.2	$71.9	29.6%	$152.6	$134.3	13.6%

The following table summarizes kWh sales for the six months ended June 30:

Customer	2009 kWh	2008 kWh

Retail	591,710,865	603,632,487
Wholesale	635,311,445	650,744,675
Economy Energy	13,864,300	134,859,080

Total	1,240,886,610	1,389,236,242

Base rates charged to retail and wholesale customers in the first half of 2009 include base rate changes, which were effective June 1, 2008, as a result of Chugach’s 2005 Test Year Rate Case.  Base rates charged to retail customers decreased 4.8 percent and base rates charged to wholesale customers HEA, MEA and SES increased 13.0 percent, 10.5 percent and 9.6 percent, respectively, in the first half of 2009 compared to the first five months of 2008.

Total operating expenses increased $19.9 million, or 16.6%, in the first half of 2009 over the same period in 2008, due largely to fuel and purchased power costs.

Fuel expense increased $13.9 million, or 23.4%, in the first half of 2009 compared to the same period in 2008, due to an increase in fuel price, which was somewhat offset by a decrease in MCF used due primarily to lower economy energy sales.  In the first half of 2009, Chugach used 12,984,378 MCF of fuel at an average effective price of $6.75 per MCF, which includes 2,097,487 MCF of fuel that is recorded as purchased power expense.  In the first half of 2008, Chugach used 14,678,809 MCF of fuel at an average effective price of $4.71 per MCF, which includes 2,036,762 MCF of fuel that is recorded as purchased power.

Production expense did not materially change in the first half of 2009 compared to the same period in 2008.

Purchased power expense, which includes the cost of 2,097,487 MCF of fuel associated with purchases from the Nikiski Cogeneration plant, increased $5.3 million, or 34.1%, in the first half of 2009 compared to the same period in 2008 due primarily to an increase in the price, primarily associated with the price of fuel.  In the first half of 2009, Chugach purchased 249,317 MWh of energy at an average effective price of 8.12 cents per kWh.  In the first half of 2008, Chugach purchased 275,410 MWh of energy at an average effective price of 5.42 cents per kWh.

Transmission expense decreased $249.7 thousand, or 8.6%, in the first half of 2009 compared to the same period in 2008 due primarily to a decrease in overhead line inspection and clearing and lower substation maintenance.

Distribution expense increased $317.6 thousand, or 5.4%, in the first half of 2009 compared to the same period in 2008 due primarily to an increase in overhead line maintenance and clearing caused primarily by weather related repairs.

Consumer accounts expense did not materially change in the first half of 2009 compared to the same period in 2008.

Administrative, general and other expenses did not materially change in the first half of 2009 compared to the same period in 2008.

Depreciation and amortization expense increased $1.0 million, or 6.9%, in the first half of 2009 compared to the same period in 2008.  The increase was due in part to a change in depreciation rates, effective in June of 2008 as a result of Chugach’s 2005 Test Year Rate Case and the continued closeout of construction projects.

Interest on long-term debt decreased $755.6 thousand, or 6.9%, in the first half of 2009 compared to the same period in 2008.  The decrease was related to the use of our NRUCFC line of credit to redeem the outstanding principal amount of the 2002 Series B Bonds in March of 2008, resulting in a shift from long-term to short-term interest expense, lower interest rates in the first half of 2009 compared to the same period in 2008 and continued principal payments on our CoBank debt.

Other interest expense increased $250.9 thousand, or 71.2%, in the first half of 2009 compared to the same period in 2008.  The increase was due in part to the use of the NRUCFC line of credit described above and for general working capital which wasn’t repaid until February 19, 2009.  This increase is somewhat offset by the difference between the balance of the NRUCFC line of credit used in 2008 to redeem the 2002 Series B Bonds and the balance of commercial paper outstanding which was used to pay the balance of the NRUCFC line of credit in 2009.  The increase is also net of the affect of a decrease in interest rates in the first half of 2009 compared to the same period in 2008.

Interest charged to construction increased $40.1 thousand, or 18.4%, in the first half of 2009 compared to the same period in 2008.  The increase was due primarily to a higher construction work in progress balance in the first half of 2009 compared to the same period in 2008 due primarily to expenditures associated with the SPP.

Non-operating margins decreased $100.1 thousand, or 36.6%, in the first half of 2009 compared to the same period in 2008. The decrease is due to lower interest income due primarily to a lower cash balance as well as lower interest rates which was somewhat offset by higher Allowance for Funds Used During Construction (AFUDC) caused primarily by a higher construction work in progress balance in the first half of 2009 compared to the same period in 2008.

Financial Condition

Assets

Total assets decreased $25.5 million, or 4.4%, from December 31, 2008 to June 30, 2009. Net utility plant decreased $6.9 million, or 1.5%, primarily due to depreciation expense in excess of extension and replacement of plant. Cash and cash equivalents decreased $3.7 million, or 49.2%, due primarily to line of credit and commercial paper expenditures which exceeded the collection of the prior quarter’s fuel and purchased power costs. Fuel and purchased power cost recovery decreased $11.8 million, or 100%, due to the collection of the prior quarter’s fuel and purchased power costs recovered through the fuel surcharge process.  Accounts receivable decreased $4.2 million, or 12.8%, due primarily to a decrease in the fuel component of consumer’s invoices.  Prepayments decreased $374.8 thousand, or 24.3%, due primarily to the timing of annual renewals associated with permitting, dues, rating agency fees and software maintenance and support. Other current assets decreased $79.1 thousand, or 29.0%, due primarily to a decrease in the receivable associated with pole rentals.  Deferred charges decreased $675.9 thousand, or 2.9%, due primarily to six months of amortization of deferred charges, offset by an increase in deferred charges associated with gas negotiations and the overhauls of units at the Cooper Lake Power Plant.

These decreases were offset by a $2.2 million, or 7.7% increase in materials and supplies due primarily to the purchase of materials for planned generation and distribution projects.

Liabilities

Total liabilities, equities and margins decreased $25.5 million, or 4.4%, from December 31, 2008 to June 30, 2009. The decrease includes a $2.9 million, or 100%, decrease in promissory notes payable caused by the payment of the note associated with the property Chugach acquired for construction of an additional electrical generation facility.  The net of total long-term obligations and current installments of long-term debt decreased $12.4 million, or 3.5%, caused by the re-payment of commercial paper and the principal payments made on CoBank 2, 3, 4 and 5 in the first six months of 2009.  The decrease also includes a $7.5 million, or 100% decrease in short-term obligations due to the payment of the outstanding balance on the CoBank line of credit.  Accounts payable decreased $701.8 thousand, or 10.0%, due to the payment of invoices that were accrued but not paid at December 31, 2008.  Fuel payable also decreased $3.5 million, or 12.2%, caused primarily by a decrease in fuel prices.  Other liabilities decreased $612.0 thousand, or 36.7%, due primarily to a decrease in the municipal underground ordinance payable, a decrease in gross receipts payable due to the payment of Chugach’s annual gross receipts tax and a decrease in patronage capital payable due to the payment of the 2008 retirement of patronage capital in 2009.  Deferred liabilities also decreased $1.0 million, or 44.6%, caused primarily by the transfer of customer advances to construction projects.

These decreases were offset by a $2.2 million, or 1.4%, increase in total equities and margins due to the margins generated in the first half of 2009. Fuel and purchased power cost over-recovery increased $958.5 thousand, or 100%, due to the over-collection of the prior quarter’s fuel and purchased power costs recovered through the fuel surcharge process, which created a payable instead of a receivable at June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Summary

We ended the first half of 2009 with $3.8 million of cash and cash equivalents, down from $7.5 million at December 31, 2008.  We utilized the $57.5 million in lines of credit that we maintain with CoBank and NRUCFC in the first half of 2009, however, there was no outstanding balance on these lines of credit at June 30, 2009.  Thus, our available borrowing capacity under these lines at June 30, 2009, was $57.5 million.  We issued commercial paper in the first half of 2009 and had $33.5 million of commercial paper outstanding at June 30, 2009, thus our available borrowing capacity under our commercial paper program at June 30, 2009, was $266.5 million.

Cash equivalents consist of all highly liquid debt instruments with a maturity of three months or less when purchased and an Overnight Repurchase Agreement with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2009 and 2008.

	2009	2008
Total cash provided by (used in):

Operating activities	29,648,074	22,416,295
Investing activities	(10,444,800)	(13,196,779)
Financing activities	(22,889,474)	(10,013,968)

Decrease in cash and cash equivalents	(3,686,200)	(794,452)

Operating Activities

Cash provided by operating activities was $29.6 million for the six months ended June 30, 2009, compared with $22.4 million for the six months ended June 30, 2008.  A decrease in assignable margins was offset by increased depreciation expense and changes in operating assets and liabilities. Assignable margins decreased to $2.3 million in the first six months of 2009, compared with $3.5 million in the first six months of 2008. The changes in operating assets and liabilities were due primarily to changes in accounts receivable, fuel and purchased power cost under-recovery, materials and supplies, fuel and purchased power cost over-recovery and fuel payable.  The accounts receivable change was primarily due to a decrease in the fuel component of consumer’s invoices due to lower fuel prices while the change in fuel and purchased power cost under-recovery was due to the collection of fuel and purchased power costs recovered through the fuel surcharge process in the first quarter of 2009.  The change in materials and supplies was primarily due to the change in inventory needed for projects.  The change in fuel and purchased power cost over-recovery was due to the over-collection of fuel and purchased power costs recovered through the fuel surcharge process in the second quarter of 2009.  The fuel payable change was primarily due to a decrease in the cost of fuel since December 31, 2008.

Investing Activities

Cash used in investing activities was $10.4 million for the six months ended June 30, 2009, compared with $13.2 million for the six months ended June 30, 2008.  The change in cash used in investing activities for the six months ended June 30, 2009, compared with the six months ended June 30, 2008, was due primarily to the level of construction activity in the first six months of 2009 compared to the same period in 2008, which includes taking into account the adjustment described in the Notes to Financial Statements, see “Item 1 – Financial Statements – Note 2f – Presentation of Financial Information.”  Capital construction for 2009 is estimated at $72.1 million.  Capital improvement expenditures are expected to increase during the third quarter as the construction season continues.

Financing Activities

Cash used in financing activities was $22.9 million for the six months ended June 30, 2009, compared to $10.0 million for the six months ended June 30, 2008.  The change in cash used in financing activities for the six months ended June 30, 2009, compared with the six months ended June 30, 2008, was primarily due to the use of short-term borrowings to pay long-term debt in 2008 compared to the reclassification of long-term debt to current portion in 2009, as well as the payment of short term borrowings in the first six months of 2009 compared to the same period in 2008.  The change was also due to the payment of the 2008 retirement of patronage capital in 2009, which was less than the payment of the 2007 retirement of patronage capital in 2008.  The change was also due to the payment of a promissory note associated with a land purchase.

Sources of Liquidity

Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $7.5 million line of credit with CoBank, a $50 million line of credit from NRUCFC and a $300 million commercial paper program.  We issued $45.5 million of our available commercial paper in order to pay the outstanding balance of our NRUCFC line of credit which was used to redeem our 2002 Series B Bonds in March of 2008 and for general working capital. In April of 2009, Chugach had additional activity on our CoBank line of credit, however, Chugach paid the outstanding balance on this line of credit.  At June 30, 2009, there was no outstanding balance on our CoBank or NRUCFC lines of credit and $33.5 million of commercial paper outstanding.  Thus, at June 30, 2009, our available borrowing capacity under these lines of credit was $57.5 million and our available commercial paper capacity was $266.5 million.

Chugach also has a term loan facility with CoBank.  Loans made under this facility are evidenced by promissory notes governed by the Master Loan Agreement, which became effective on January 22, 2003.

At June 30, 2009, Chugach had the following promissory notes outstanding with this facility:

Promissory Note	Principal Balance	Interest Rate at June 30, 2009	Maturity Date	Principal Payment Dates
CoBank 2	$2,500,000	5.50%	2010	2005 – 2010
CoBank 3	17,677,513	2.31%	2022	2003 – 2022
CoBank 4	19,321,934	2.31%	2022	2003 – 2022
CoBank 5	3,400,210	2.31%	2012	2007 – 2012
Total	$42,899,657

Over the next five years Chugach anticipates incurring significant capital expenditures due to the construction of a natural gas fired generation unit, on-going capital needs and refinancing of certain existing debt.  In March of 2008 we issued a Request For Proposal (RFP) for a three to five year interim finance facility.  Commercial paper will be issued under this facility and will act as a bridge until Chugach converts Commercial Paper balances to long term debt and to refinance the 2011 and 2012 Series A bonds.  The commercial paper program is backed by a $300 million Unsecured Credit Agreement between NRUCFC, KeyBank, CoBank and US Bank.  At closing, the Credit Agreement was priced with an all-in drawn spread of LIBOR plus 60 basis points, along with a 17.5 basis points facility fee.   The credit agreement was executed on October 10, 2008, and expires on October 10, 2011.  Chugach began issuing short-term Commercial Paper in the first quarter of 2009.

Chugach management continues to expect that cash flows from operations and external funding sources, including additional commercial paper borrowings, will be sufficient to cover operational, financing and capital funding requirements in 2009 and thereafter.

CRITICAL ACCOUNTING POLICIES

Chugach’s accounting and reporting policies comply with U.S. generally accepted accounting principles (GAAP).  The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that affect results of operations and reported amounts of assets and liabilities in the financial statements.  Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach's financial condition and results of its operations, and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies.  Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements.  These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP.  For all of these policies management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  Management has discussed the development and the selection of critical accounting policies with Chugach's Audit Committee. The following policies are considered to be critical accounting policies for the six months ended June 30, 2009.

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

Unbilled revenue

Chugach calculates unbilled retail revenue at the end of each month to ensure the recognition of a full month’s revenue.  Chugach estimates calendar-month unbilled sales based on billing cycle sales, billing cycle read dates, weather and hours of darkness to produce an estimate of calendar sales.  This estimate of calendar sales is then calibrated to deliveries measured at Chugach distribution substations, net of losses.  Until September of 2008, calendar unbilled revenue was determined by multiplying kWh sales by an average rate.  Beginning in September of 2008, Chugach fully implemented an unbilled estimate based on respective billing class determinants to produce an estimate of calendar month revenue. Chugach accrued $7,230,117 and $6,121,614 of unbilled retail revenue at June 30, 2009 and 2008, respectively.

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

Chugach has partnered with AML&P to construct and jointly own a new 183 megawatt natural gas fired power plant.  Chugach will own and take 70% of the new plant’s output and AML&P will own and take the remaining 30%.  The plant is scheduled to be placed into service in 2013.  Currently, major components have been ordered and engineering is moving forward.  Chugach’s interim financing for the plant will come from its’ established lines of credit and a commercial paper borrowing program that was established via a commercial paper $300 million unsecured credit agreement in 2008.  Given the recent volatility in the bond and commercial paper market, close attention will be given to the timing and type of permanent financing Chugach obtains for the new plant and other capital additions.

Chugach will explore all potential sources of long term financing to include federal, state, private placement and the public markets to obtain the lowest cost financing available for the 2011 and 2012 maturing long-term debt refinancing and requirements for new, long-term financing for our capital additions that are expected to begin in 2010.

On May 12, 2009, Chugach submitted a new long-term natural gas supply contract with ConocoPhillips Alaska, Inc. and ConocoPhillips, Inc. (collectively “COP”), to the RCA.  The new contract will provide gas beginning in 2010 and terminating December 31, 2016.  The total amount of gas under the contract is estimated to be 66 BCF.  The new contract is designed to fill 100% of Chugach’s unmet needs until April 2011, approximately 50% of Chugach’s unmet needs from June 2011 through December 2015 and approximately 25% in 2016.  Approval of the contract by the RCA is condition precedent for the effectiveness of the contract, and will ensure, in advance, that costs incurred under the contract can be recovered from Chugach’s customers.

Notification by HEA and MEA that neither organization will be on the Chugach system under the current contractual arrangements post 2014 will result in a loss of approximately 50% of Chugach’s power sales load and approximately 40% of the utility’s annual sales revenue.  Neither MEA nor HEA have significant resources in place at this time that would indicate a complete reduction in service from Chugach is possible.  Due to the lack of this necessary physical evidence, Chugach is preparing for a continuation of some business with HEA and MEA.  While financial management plan scenarios indicate Chugach can sustain operations and meet financial covenants in the event these two customers leave the system, the remaining customers will have to shoulder the burdens imposed by the remaining costs and will likely face higher rates.

 Consequently, Chugach will be pursuing replacement sources of revenue through potential new firm power sales agreements and revised transmission wheeling and ancillary services tariff revisions.  We believe that successful implementation of new power sales agreements and revised tariffs will mitigate anticipated rate increases in the 2014 and 2015 timeframe.  However, we cannot assure that we will be able to replace sources of revenue or that any replacement of revenue sources or revised tariffs will fully mitigate any anticipated rate increases in this timeframe.

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

The Alaska Department of Environmental Conservation (ADEC) issued a Notice of Violation (NOV) on March 26, 2008, regarding the NSPS NOx emission limit exceedances.  Chugach entered into a settlement with ADEC regarding the NOV for the past NSPS non-compliance.  Chugach and the ADEC signed the settlement agreement on February 18, 2009.  As part of the settlement, Chugach paid a civil penalty of $112,161 to ADEC on April 3, 2009, bringing the issue to a close.

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

Interest Rate Risk

The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of June 30, 2009.

Total Debt1	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed rate debt	$1,000	$1,500	$150,000	$120,000	$0	$0	$272,500	$291,997
Average interest rate	5.50%	5.50%	6.55%	6.20%	0.00%	0.00%	6.39%
Annual interest expense	$8,689	$17,297	$9,487	$620	$0	$0
Variable rate debt	$33,985	$2,618	$2,852	$2,694	$2,076	$29,680	$73,905	$73,905
Average interest rate	0.46%	1.78%	1.78%	1.78%	1.78%	1.78%	1.17%

1 Includes current portion

Chugach is exposed to market risk from changes in interest rates.  A 100 basis-point change (up or down) would increase or decrease our interest expense by approximately $739,047 based on $73,904,657 of variable rate debt outstanding at June 30, 2009.

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

Fuel Supply

In 2008, 91% of our power was generated from gas, which included power generated at Nikiski.  Our primary suppliers of natural gas are the Beluga River Field Producers and Marathon, of which we collectively have approximately 83 BCF of gas remaining.  In 2008 Chugach used approximately 31 BCF of natural gas.  Chugach’s supply contract with Marathon will expire in 2010.  We estimate that our contract gas with the Beluga River Producers will expire in 2011.

On May 12, 2009, Chugach submitted a new long-term natural gas supply contract with ConocoPhillips Alaska, Inc. and ConocoPhillips, Inc. (collectively “COP”), to the RCA.  The new contract will provide gas beginning in 2010 and terminating December 31, 2016.  The total amount of gas under the contract is estimated to be 66 BCF.  The new contract is designed to fill 100% of Chugach’s unmet needs until April 2011, approximately 50% of Chugach’s unmet needs from June 2011 through December 2015 and approximately 25% in 2016.  There is no assurance that Chugach will be able to secure additional natural gas contracts in a timely manner, however, we are currently in contract negotiations with other fuel producers.  Approval of the contract by the RCA is condition precedent for the effectiveness of the contract and will ensure, in advance, that costs incurred under the contract can be passed through and recovered from Chugach’s customers.  The fuel and purchased power surcharge process allows Chugach to recover its current fuel and purchased power costs with minimal regulatory lag.  To the extent the regulated fuel recovery process does not provide for the timely recovery of fuel expenses, Chugach could experience a material negative impact on its cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Chugach’s annual membership meeting was held on April 30, 2009. One new board member was elected, while one current board member was re-elected.  Total number of members of record was 66,034.  Out of 10,439 votes, new board member Elizabeth “Pat” Kennedy received 5,157 votes, while current board member Jim Nordlund received 5,015 votes.  These board members were elected to three-year terms.

There were also three proposed bylaw amendments before the membership which included housekeeping amendments, wording changes regarding the Election Committee section to conform to other provisions of the bylaws regarding Member Committees and wording changes regarding director meeting attendance.  All three proposals passed.  The amended bylaws were filed with an 8-K dated May 5, 2009.

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	For /s/ Lee D. Thibert
Bradley W. Evans
Chief Executive Officer

By:	For /s/ Sherri L. McKay-Highers
Michael R. Cunningham
Chief Financial Officer

Date:	August 13, 2009

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002