Form 10-Q
period 2009-09-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2009-11-13
CIK 878004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

None
(Former name, former address, and former fiscal year, if changed since last report)

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
☐Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the financial statements of Chugach as of and for the quarter ended September 30, 2009, follow.

Chugach Electric Association, Inc.
Balance Sheets
(Unaudited)

Assets	September 30, 2009	December 31, 2008

Utility Plant:
Electric Plant in service	$833,206,375	$821,462,475
Construction work in progress	34,863,744	25,151,072
Total utility plant	868,070,119	846,613,547
Less accumulated depreciation	(413,894,453)	(389,002,139)
Net utility plant	454,175,666	457,611,408

Other property and investments, at cost:
Nonutility property	24,461	24,461
Investments in associated organizations	12,182,216	12,177,769
Special Funds	319,717	264,427
Total other property and investments	12,526,394	12,466,657

Current assets:
Cash and cash equivalents	6,333,179	7,491,302
Special deposits	124,140	114,930
Fuel and purchased power cost under-recovery	0	11,788,078
Accounts receivable, net	33,878,488	33,019,372
Materials and supplies	30,094,956	28,806,641
Prepayments	1,751,453	1,544,025
Other current assets	295,029	272,357
Total current assets	72,477,245	83,036,705

Deferred charges, net	22,473,264	23,577,199

Total assets	$561,652,569	$576,691,969

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Balance Sheets (continued)
(Unaudited)

Liabilities, Equities and Margins	September 30, 2009	December 31, 2008

Equities and margins:
Memberships	$1,421,158	$1,390,413
Patronage capital	142,788,158	142,009,998
Other	10,271,085	10,366,588
Total equities and margins	154,480,401	153,766,999

Long-term obligations, excluding current installments:
Bonds payable	270,000,000	270,000,000
National Bank for Cooperatives	37,564,958	41,419,847
National Rural Utilities Cooperative Finance Corporation promissory notes payable	0	42,963,659
Total long-term obligations	307,564,958	354,383,506

Current liabilities:
Current installments of long-term obligations	4,597,259	4,403,653
Commercial Paper	55,000,000	0
Promissory notes payable	0	2,860,000
Short-term obligations	0	7,500,000
Accounts payable	7,043,048	6,999,140
Consumer deposits	2,370,205	2,410,980
Fuel and purchased power cost over-recovery	2,103,082	0
Accrued interest	1,757,594	6,158,927
Salaries, wages and benefits	5,252,271	5,481,621
Fuel	18,846,834	28,494,211
Other liabilities	860,907	1,666,521
Total current liabilities	97,831,200	65,975,053

Deferred compensation	319,717	264,427
Deferred liabilities	1,456,293	2,301,984

Total liabilities, equities and margins	$561,652,569	$576,691,969

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30		September 30

	2009	2008	2009	2008

Operating revenues	$63,565,392	$70,297,168	$216,221,615	$204,651,479

Operating expenses:
Fuel	27,751,711	35,129,953	101,214,779	94,663,415
Production	4,700,270	4,076,478	12,739,101	12,523,044
Purchased power	8,823,476	7,515,163	29,766,532	23,133,146
Transmission	1,695,610	1,683,165	4,364,627	4,601,905
Distribution	3,287,595	3,488,404	9,544,949	9,428,136
Consumer accounts	1,277,619	1,326,579	3,863,125	4,017,769
Administrative, general and other	4,500,094	4,995,323	14,587,035	14,998,039
Depreciation and amortization	8,056,273	7,851,387	24,055,420	22,825,522
Total operating expenses	60,092,648	66,066,452	200,135,568	186,190,976

Interest on long-term debt	5,010,659	5,193,829	15,135,824	16,074,579
Other	250,984	506,974	854,251	859,318
Charged to construction	(139,233)	(95,234)	(397,147)	(313,066)
Net interest expenses	5,122,410	5,605,569	15,592,928	16,620,831
Net operating margins	(1,649,666)	(1,374,853)	493,119	1,839,672

Nonoperating margins:
Interest income	81,200	96,687	174,197	309,002
Capital credits, patronage dividends and other	59,668	55,440	139,880	116,408
Total nonoperating margins	140,868	152,127	314,077	425,410

Assignable margins	$(1,508,798)	$(1,222,726)	$807,196	$2,265,082

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Statements of Cash Flows
(Unaudited)

	Nine months ended September 30
	2009	2008
Cash flows from operating activities:
Assignable margins	$807,196	$2,265,082

Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation and amortization	27,607,982	26,552,923
Capitalized interest	(494,377)	(402,134)
Write off of inventory and projects	293,346
Other	(4,768)	162

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(859,117)	6,395,677
Fuel and purchased power cost under-recovery	11,788,078	(10,050,871)
Materials and supplies	(1,510,732)	(207,416)
Prepayments	(207,428)	(59,376)
Other assets	(31,561)	(36,739)
Deferred charges, net	(1,679,878)	(5,569,348)

Increase (decrease) in liabilities:
Accounts payable	(888,713)	507,161
Consumer deposits	(40,775)	(40,451)
Fuel and purchased power cost over-recovery	2,103,082	(1,596,010)
Accrued interest	(4,401,333)	(4,428,489)
Salaries, wages and benefits	(229,350)	(61,957)
Fuel	(9,647,377)	10,136,230
Other liabilities	(700,217)	(403,665)
Deferred liabilities	33,991	(13,517)
Net cash provided by operating activities	21,938,049	22,987,262

Cash flows from investing activities:
Extension and replacement of plant	(21,389,832)	(17,204,767)
Net cash used for investing activities	(21,389,832)	(17,204,767)

Cash flows from financing activities:
Payments of notes payable	(2,860,000)	0
Repayments of long-term obligations	(46,624,942)	(38,983,564)
Proceeds from short-term borrowing	66,998,000	37,213,659
Repayments of short-term borrowing	(19,498,000)	0
Memberships and donations refunded	(64,759)	(121,688)
Retirement of patronage capital and estate payments	(134,432)	(1,438,743)
Net deposits of consumer advances for construction	477,793	748,806
Net cash used for financing activities	(1,706,340)	(2,581,530)

Net (decrease) increase in cash and cash equivalents	(1,158,123)	3,200,965

Cash and cash equivalents at beginning of period	$7,491,302	$6,209,936

Cash and cash equivalents at end of period	$6,333,179	$9,410,901

Supplemental disclosure of non-cash investing and financing activities
Retirement of plant	$602,516	$5,436,875
Extension and replacement of plant included in accounts payable	$3,599,026	$1,267,588
Supplemental disclosure of cash flow information - interest expense paid, excluding amounts capitalized	$18,634,258	$21,049,320

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Notes to Financial Statements
September 30, 2009 and 2008

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

Chugach also supplies much of the power requirements for three of its wholesale customers, Matanuska Electric Association, Inc. (MEA), Homer Electric Association, Inc. (HEA), and the City of Seward (Seward).  Retail members of Chugach and wholesale customers are the consumers of the electricity sold. Notification was made by MEA in 2004 and by HEA in 2007 that neither organization intends to be on the Chugach system under the current contractual arrangements post 2014.  This would result in a loss of approximately 50% of Chugach’s power sales load and approximately 40% of the utility’s annual sales revenue.  At the August 26, 2009, Chugach Board of Directors’ meeting and in a letter dated September 3, 2009, MEA’s Interim General Manager advised Chugach that MEA desires to open discussions regarding power sales possibilities.

Since 1989, we have sold economy (non-firm) energy to Golden Valley Electric Association, Inc. (GVEA) under an agreement that expired on March 31, 2009.  Under that agreement, we used available generation in excess of our own needs to produce electric energy for sale to GVEA, which used that energy to serve its own loads in place of more expensive energy that it would have otherwise generated itself or purchased from other sources.  We purchased gas from Marathon Oil Company (Marathon) to produce energy for sale to GVEA.

Chugach negotiated a three-month gas sales agreement, spanning September through November of 2009, with Marathon, to provide between 5,000 and 7,000 million cubic feet (MCF) per day to facilitate a 20 megawatt (MW) economy energy sale to GVEA.  The short-term agreement has an extension provision which will be evaluated on November 17, 2009.  This sale is being made under the terms and conditions of Chugach’s economy energy sales tariff.

Chugach Electric Association, Inc.
Notes to Financial Statements
September 30, 2009 and 2008

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

The accounting records of Chugach conform to the Uniform System of Accounts as prescribed by the Federal Energy Regulatory Commission (FERC).  Chugach meets the criteria, and accordingly, follows the accounting and reporting requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 980, “Topic 980 - Regulated Operations.”

FASB ASC 980 provides for the recognition of regulatory assets and liabilities as allowed by regulators for costs or credits that are reflected in current rates or are considered probable of being included in future rates.  The regulatory assets or liabilities are then reduced as the cost or credit is reflected in rates.

d.	Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the nine month periods ended September 30, 2009 and 2008 was in compliance with that provision.  In addition, Chugach collects sales tax and is assessed gross receipts and excise taxes which are presented on a net basis in accordance with FASB ASC 605-45-50, “Topic 605 - Revenue Recognition – Subtopic 45 - Principal Agent Considerations – Section 50 - Disclosure.”

e.	Subsequent Events

Chugach’s management evaluated all events from the date of our financial statements, September 30, 2009, through the date our financial statements were issued, November 13, 2009.

Chugach Electric Association, Inc.
Notes to Financial Statements
September 30, 2009 and 2008

f.	Presentation of Financial Information

During the nine months ended September 30, 2009, the company recorded an immaterial adjustment to correctly present cash used in investing activities and cash used in financing activities for the nine months ended September 30, 2008.  The adjustment represents the amount of non-refundable consumer advances previously included as a reduction of cash used in investing activities and now included as a reduction of cash used in financing activities.  The impact of the adjustment was to increase cash used in investing activities by $762,805 and reduce cash used in financing activities by the same amount.

3.	REGULATORY MATTERS

Natural Gas Contract Submittal

On May 12, 2009, Chugach submitted a new long-term natural gas supply contract with ConocoPhillips Alaska, Inc. and ConocoPhillips, Inc. (collectively “COP”), to the RCA.  The new contract will provide gas beginning in 2010 and will terminate December 31, 2016.  The total amount of gas under the contract is estimated to be 66 billion cubic feet (BCF).  The new contract is designed to fill 100% of Chugach’s unmet needs until April 2011, approximately 50% of Chugach’s unmet needs from May 2011 through December 2015 and approximately 25% in 2016.  The RCA approved the gas supply contract between Chugach and COP effective August 21, 2009.  The RCA also approved inclusion of all fuel (gas) and transportation costs related to the contract in the calculation of Chugach’s fuel and purchased power surcharge process.  The gas supply contract was filed with an 8-K dated August 21, 2009 and filed August 27, 2009.

The gas supplied by COP under the contract is separated into two volume tranches for pricing purposes.  “Firm Fixed Quantity” gas will meet a portion of Chugach’s base load requirements, while “Firm Variable Quantity” gas will meet peaking needs.  Chugach expects that ninety percent of the gas purchased under the contract will be firm fixed and ten percent will be firm variable.  The dividing line between firm fixed and firm variable volumes will be calculated based on a methodology that involves using a multiplier and the simple average of Chugach’s average daily volumes for the thirty lowest volume days during the last calendar year.

Pricing for firm fixed gas will be based on the average of five Lower 48 natural gas production areas.  The contract price will be calculated on a quarterly basis as the trailing average of the simple daily average of the Platts Gas Daily midpoint prices for each “flow day” in these market areas during the last quarter.  There will be a price collar, floor of $5.75 per MCF and cap of $6.25 per MCF, on the firm fixed gas between January 1, 2010 and June 30, 2010.

Pricing for firm variable gas purchased between January 1, 2010, and March 31, 2011, will be the one quarter trailing average of ninety-five percent of the average monthly price of Kenai liquefied natural gas delivered to Japan, as officially reported to the U.S. Department of Energy.  Pricing for firm variable gas purchased from April 1, 2011, to December 31, 2013, will be 120 percent of the one calendar quarter trailing average of “Platts National Average Price” as published in Platts Gas Daily for each “flow day.”  The price for firm variable gas is capped at two-hundred percent of the firm fixed price.  Firm variable gas is not provided by the contract after December 31, 2013.

Chugach Electric Association, Inc.
Notes to Financial Statements
September 30, 2009 and 2008

Chugach also has the option to receive a fixed price quote from COP and lock that price of any quantity as long as the quantity does not exceed the “Firm Fixed Quantity” and for any term up to December 31, 2016, for which price is to be locked.

General Rate Case:  Docket U-09-080

On June 23, 2009, Chugach filed a general rate case with the RCA to increase base rate revenue by $4.2 million, with increases of $2.7 million to Chugach retail customers and $1.5 million to wholesale customers.  The estimated increase to Chugach’s retail end-users was approximately 1.7%, while the increase to retail end-users of Chugach’s wholesale customers was approximately 0.9%.  Chugach requested that the proposed rates become effective on an interim and refundable basis beginning August 7, 2009.

On August 7, 2009, the RCA suspended Chugach’s filing into Docket U-09-080 and issued Order No. 1.  The RCA indicated that it would issue a final order in this case no later than September 16, 2010.  The RCA did not issue a decision on Chugach’s interim rate request.  The RCA named the Attorney General and Chugach’s wholesale customers HEA, MEA and SES parties to the docket.

On October 9, 2009, the RCA issued Order No. 2 granting Chugach’s original request that the proposed rates go into effect on an interim and refundable basis.

On October 15, 2009, the RCA consolidated Docket U-09-080 (General Rate Case) and Docket U-09-97 (Depreciation Study Update, explained below) and will hold combined hearings in June 2010.

Request for Amortization of Cooper Lake Unit 2 Overhaul Costs:  Docket U-09-93

On August 10, 2009, Chugach filed a request with the RCA to amortize approximately $1.07 million of expenditures associated with its 2008-2009 overhaul of Cooper Lake generating Unit 2 over a ten year period.  The unit’s planned overhaul was accelerated due to extensive wear that caused a forced outage in August of 2008.  With this request Chugach seeks to amortize the overhaul costs and record the unamortized balance as a “regulatory asset”.

On September 2, 2009, the RCA opened Docket U-09-093 to consider Chugach’s request and issued Order No. 1. The RCA stated that it would issue a final order on this matter no later than February 5, 2010.  On October 1, 2009, the RCA issued Order No. 2, naming Chugach’s wholesale customers, HEA and MEA, parties to the docket and scheduled a pre-hearing scheduling conference.

Chugach Electric Association, Inc.
Notes to Financial Statements
September 30, 2009 and 2008

Depreciation Study Update:  Docket U-09-097

In accordance with a stipulation with its wholesale customers, HEA and MEA, Chugach filed on August 31, 2009, an updated depreciation study based on plant balances as of December 31, 2008. The RCA opened Docket U-09-097 to consider Chugach’s updated depreciation study and issued Order No. 1 on September 14, 2009. The RCA named Chugach’s wholesale customers, HEA, MEA, and SES, parties to the docket and scheduled a prehearing scheduling conference.  As indicated in the discussion under the General Rate Case above, the RCA has consolidated the depreciation study update with the general rate case.

4.	LINES OF CREDIT

Chugach maintained a $7.5 million line of credit with CoBank, ACB (CoBank).  On October 22, 2008, the Board of Directors approved a resolution to renew this line of credit.  The line of credit was also renewed by CoBank, extending the expiration date to October 31, 2009, and is subject to annual renewal at the discretion of the parties.  Chugach did not renew this line of credit upon its expiration date due to unused carrying costs, its lack of use and the existence of the NRUCFC line of credit and Commercial Paper borrowing capacity.  Chugach had activity on this line of credit in the first half of 2009, however, this line of credit wasn’t utilized in the third quarter of 2009 and there was no outstanding balance at September 30, 2009.  At December 31, 2008, the outstanding balance on this line of credit was $7.5 million.

The CoBank Master Loan Agreement requires Chugach to establish and collect electric rates reasonably expected to yield margins for interest equal to at least 1.10 times interest expense, to achieve a funded debt to operating cash flow ratio not greater than 8 to 1 and achieve an equity to total capitalization ratio greater than 22%.  The borrowing rate is calculated using the CoBank Base Rate on the first business day of the week and can not exceed the CoBank Base Rate on that day plus 3%. The borrowing rate at September 30, 2009 and December 31, 2008 was 2.25% and 2.27%, respectively.

Chugach had maintained an annual line of credit of $50 million with National Rural Utilities Cooperative Finance Corporation (NRUCFC) until October 9, 2008, when Chugach reduced this line of credit to $45 million.  On December 22, 2008, this line of credit was increased to $75 million, however, pursuant to the terms of the Amendment To Revolving Line of Credit Agreement with NRUCFC, this line of credit shall be permanently reduced to $50 million upon the earlier of January 1, 2010 or the date Chugach pays down this line of credit to an outstanding balance of not more than $50 million.  In January of 2009, Chugach had additional line of credit activity and had a balance of $38 million on January 30, 2009, when we repaid $30 million on this line of credit by issuing commercial paper under our Commercial Paper program.  Consequently, effective January 30, 2009, Chugach’s borrowing limit on its NRUCFC line of credit was permanently reduced to $50 million.  In February of 2009, Chugach repaid the remaining balance on this line of credit by issuing commercial paper.  There was no outstanding balance at September 30, 2009.  At December 31, 2008, the outstanding balance on this line of credit was $43 million.  The borrowing rate is calculated using the total rate per annum as may be fixed by NRUCFC and will not exceed the Prevailing Prime Rate, plus one percent per annum.  At September 30, 2009 and December 31, 2008, the borrowing rate was 4.95% and 5.25%, respectively.

Chugach Electric Association, Inc.
Notes to Financial Statements
September 30, 2009 and 2008

The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance.  The NRUCFC line of credit expires October 14, 2012.

The NRUCFC line of credit is immediately available for unconditional borrowing.

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

Over the next five years, Chugach anticipates financing increased capital expenditures due to the construction of a natural gas fired generation unit and on-going capital needs and plans to refinance $150 million of 2001 Series A Bonds due March 15, 2011, and $120 million of 2002 Series A Bonds due February 1, 2012.  In October 2008, Chugach entered into a $300 million Unsecured Credit Agreement between NRUCFC, KeyBank, CoBank and US Bank intended to back the commercial paper program.  The Credit Agreement was priced with an all-in drawn spread of London Interbank Offered Rate (LIBOR) plus 60 basis points, along with a 17.5 basis points facility fee.   The credit agreement was executed on October 10, 2008, and expires on October 10, 2011.  Commercial paper will be issued under this facility and will act as a bridge until Chugach converts Commercial Paper balances to long term debt and to refinance the 2011 and 2012 Series A bonds.  At this time, management intends to renew this agreement although the terms may be different.  On January 30, 2009, Chugach issued $36.0 million of commercial paper to repay its NRUCFC line of credit.  On February 5, 2009, Chugach issued $10.0 million of commercial paper to repay the balance of its NRUCFC line of credit.  Chugach had additional commercial paper activity in the first, second and third quarters of 2009.  At September 30, 2009, Chugach had $55.0 million of commercial paper outstanding.  Our commercial paper can be repriced between one day and two hundred and seventy days.

Chugach Electric Association, Inc.
Notes to Financial Statements
September 30, 2009 and 2008

The following table provides information on average commercial paper balances outstanding (dollars in millions) and corresponding weighted average interest rates:

	Average	Weighted Average
Month	Balance	Interest Rate
January 2009	36.0	1.17
February 2009	44.6	1.48
March 2009	46.6	1.19
April 2009	47.0	0.60
May 2009	43.0	0.53
June 2009	41.7	0.49
July 2009	41.5	0.44
August 2009	48.6	0.36
September 2009	53.1	0.32

7.	LEGAL PROCEEDINGS

Chugach has certain litigation matters and pending claims that arise in the ordinary course of business.  In the opinion of management, no individual matter or matters in the aggregate are likely to have a material adverse effect on Chugach’s results of operations, financial condition or liquidity.

8.	RECENT ACCOUNTING PRONOUNCEMENTS

ASC Update 2009-01 “Topic 105 – Generally Accepted Accounting Principles – amendments based on – Statement No. 168 – The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles”

In June 2009, the FASB issued ASC Update 2009-01, “Topic 105 – Generally Accepted Accounting Principles – amendments based on Statement No. 168 – The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.”  This update applies to all financial statements of nongovernmental entities that are presented in conformity with U.S. Generally Accepted Accounting Principles (GAAP).  ASC Update 2009-01 does not change GAAP, it establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative GAAP to be applied by nongovernmental entities, while also acknowledging the rules and interpretive releases of the SEC under authority of federal securities laws as sources of authoritative GAAP for SEC registrants.  Additionally, the Codification creates a new format for tracking, identifying, and citing GAAP, by numbered topics, subtopics, sections and paragraphs. As of the effective date of this update, all then-existing non-SEC standards will be superseded by the Codification and any non-SEC accounting literature not grandfathered will become non-authoritative.  ASC Update 2009-01 is effective for financial statements issued for periods ending after September 15, 2009.  Chugach began application of ASC Update 2009-01 to the financial statements for the period ended September 30, 2009, which did not have a material effect on our results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.
Notes to Financial Statements
September 30, 2009 and 2008

ASC Update 2009-05 “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”

In August 2009, the FASB issued ASC Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.”  ASC Update 2009-05 applies to all entities that measure liabilities at fair value within the scope of Topic 820 and clarifies the measurement techniques to be used.  This update is effective for the first reporting period (including interim periods) beginning after issuance.  Chugach will begin application of ASC Update 2009-05 to the financial statements for the period ended December 31, 2009, which we do not expect to have a material effect on our results of operations, financial position, and cash flows.

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

Though SFAS No. 167 was not adapted into the Codification, the purpose of this pronouncement remains authoritative per FASB ASC 105-10-70-2, paragraph 2 of Section 105-10-70.

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

Chugach Electric Association, Inc.
Notes to Financial Statements
September 30, 2009 and 2008

Though SFAS No. 166 was not adapted into the Codification, the purpose of this pronouncement remains authoritative per FASB ASC 105-10-70-2, paragraph 2 of Section 105-10-70.

FAS 165 “Subsequent Events”

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  SFAS No. 165 applies to the accounting for and disclosure of subsequent events, in both interim and annual financial statements.  However, it does not apply to those subsequent events or transactions within the scope of other GAAP that provides different guidance of subsequent events and transactions.  SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009.  Chugach began application of SFAS No. 165 with the financial statements ending June 30, 2009, which did not have a material effect on our results of operations, financial position, and cash flows.

Effective July 2009, the FASB adapted SFAS No. 165 into the Codification.  To view the adapted content, see FASB ASC 855-10 for the Overall Subtopic of Topic 855.

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

Though SFAS No. 164 was not adapted into the Codification, the purpose of this pronouncement remains authoritative per FASB ASC 105-10-70-2, paragraph 2 of Section 105-10-70.

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

Chugach Electric Association, Inc.
Notes to Financial Statements
September 30, 2009 and 2008

Effective July 2009, the FASB adapted FSP FAS 107-1 and APB 25-1 into the Codification.  To view the adapted content, see FASB ASC 825-10-65-1 for paragraph 1 of Section 825-10-65.

FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  FSP FAS 115-2 and FAS 124-2 applies to debt securities classified as available-for-sale and held-to-maturity that are subject to other-than-temporary impairment guidance within specific parameters.  This FSP amends current GAAP guidance on other-than-temporary impairment of debt securities to make the guidance more operational and to improve the presentation and disclosure of those impairments in the financial statements.  FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009.  Chugach began application of FSP FAS 115-2 and FAS 124-2 on April 1, 2009, which did not have a material effect on our results of operations, financial position, and cash flows.

Effective July 2009, the FASB adapted FSP FAS 115-2 and FAS 124-2 into the Codification.  To view the adapted content, see FASB ASC 320-10-65-1 for paragraph 1 of Section 320-10-65.

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

Effective July 2009, the FASB adapted FSP FAS 157-4 into the Codification.  To view the adapted content, see FASB ASC 820-10-65-4 for paragraph 4 of Section 820-10-65.

9.	FAIR VALUES OF ASSETS AND LIABILITIES

On January 1, 2008, Chugach adopted the provisions of FASB ASC 820, “Topic 820 – Fair Value Measurements and Disclosures.”  FASB ASC 820 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements.  On January 1, 2009, Chugach adopted certain provisions of FASB ASC 820 relating to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually.  The adoption of these specific provisions of FASB ASC 820 relating to nonfinancial assets and liabilities did not have a material impact on our results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.
Notes to Financial Statements
September 30, 2009 and 2008

Fair Value Hierarchy

In accordance with FASB ASC 820, Chugach groups its financial assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

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

The table below presents the balance of Chugach’s non-qualified deferred compensation plan assets measured at fair value on a recurring basis.

Total	Level 1	Level 2	Level 3
$319,717	$319,717	$0	$0

Chugach had no Level 2 or Level 3 assets or liabilities measured at fair value on a recurring basis.

Fair Value of Long-Term Obligations

The estimated fair values (in thousands) of the long-term obligations included in the financial statements at September 30, 2009, are as follows:

	Carrying Value	Fair Value
Long-term obligations (including current installments)	$312,162	$332,888

Chugach Electric Association, Inc.
Notes to Financial Statements
September 30, 2009 and 2008

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

On October 30, 2009, EPA published new federal regulations requiring the mandatory reporting of greenhouse gases from all sectors of the economy.  Chugach is subject to this new regulation and is currently analyzing the effect it will have on its operations.  Complying with the new rule is not expected to have a material effect on our results of operations, financial position, and cash flows.

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
September 30, 2009 and 2008

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

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins decreased by $286.1 thousand, or 23.4%, during the third quarter of 2009 compared to the same quarter in 2008.  Negative margin performance during the second and third quarters is representative of the seasonal nature of our business.  Our customers’ requirements for capacity and energy generally are seasonal and increase in the fall and winter as home heating needs increase and then decline in the spring and summer as the weather becomes milder.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased $6.7 million, or 9.6%, in the third quarter of 2009 compared to the same quarter in 2008.  This decrease was due primarily to lower fuel and purchased power costs recovered through the fuel and purchased power surcharge process and a decrease in sales.

Total retail revenue decreased in the third quarter of 2009 compared to the same quarter in 2008.  Base rate revenue decreased due to lower retail kWh sales caused by a change in consumer consumption patterns. A decrease in the fuel and purchased power expense recovered through the fuel and purchased power surcharge process caused primarily by lower kwh sales also contributed to the decrease in retail revenue in the third quarter of 2009 compared to the same period in 2008.

Total wholesale revenue decreased in the third quarter of 2009 compared to the same quarter in 2008.  Base rate revenue increased in part due to the base rate increase effective October 9, 2009, as a result of interim rates included in Chugach’s 2008 Test Year Rate Case filed on June 23, 2009.  That increase was somewhat offset by a decrease in wholesale kWh sales primarily caused by lower sales by HEA to its commercial customers.  Fuel and purchased power expense recovered through the fuel and purchased power surcharge process also decreased due primarily to lower kwh sales in the third quarter of 2009 compared to the same period in 2008.  Economy energy revenue decreased during the third quarter of 2009 compared to the same quarter in 2008 due to decreased sales to GVEA.  The decrease was caused by the March 31, 2009, expiration of the current sales agreement.  Chugach negotiated a three-month sales agreement, spanning September through November of 2009, to provide a 20 MW economy energy sale to GVEA.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $6.5 million to Chugach’s fixed costs for the quarter ended September 30, 2009 and $6.5 million for the quarter ended September 30, 2008.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended September 30, 2009 and 2008:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2009	2008	% Variance	2009	2008	% Variance	2009	2008	% Variance

Retail
Residential	$9.8	$10.2	(3.9%)	$7.3	$8.0	(8.8%)	$17.1	$18.2	(6.0%)
Small Commercial	$1.8	$1.9	(5.3%)	$1.5	$1.8	(16.7%)	$3.3	$3.7	(10.8%)
Large Commercial	$6.9	$7.1	(2.8%)	$7.8	$8.5	(8.2%)	$14.7	$15.6	(5.8%)
Lighting	$0.3	$0.3	0.0%	$0.1	$0.1	0.0%	$0.4	$0.4	0.0%
Total Retail	$18.8	$19.5	(3.6%)	$16.7	$18.4	(9.2%)	$35.5	$37.9	(6.3%)

Wholesale
HEA	$3.0	$2.9	3.4%	$7.2	$8.1	(11.1%)	$10.2	$11.0	(7.3%)
MEA	$4.7	$4.6	2.2%	$9.8	$10.4	(5.8%)	$14.5	$15.0	(3.3%)
SES	$0.4	$0.3	33.3%	$1.0	$1.1	(9.1%)	$1.4	$1.4	(0.0%)
Total Wholesale	$8.1	$7.8	3.8%	$18.0	$19.6	(8.2%)	$26.1	$27.4	(4.7%)

Economy Sales	$0.2	$1.1	(81.8%)	$1.1	$3.1	(64.5%)	$1.3	$4.2	(69.0%)
Miscellaneous	$0.7	$0.8	(12.5%)	$0.0	$0.0	0.0%	$0.7	$0.8	(12.5%)

Total Revenue	$27.8	$29.2	(4.8%)	$35.8	$41.1	(12.9%)	$63.6	$70.3	(9.5%)

The following table summarizes kWh sales for the quarter ended September 30:

	2009	2008
Customer	kWh	kWh

Retail	268,170,880	271,392,009
Wholesale	296,784,184	309,796,748
Economy Energy	12,192,000	56,803,260

Total	577,147,064	637,992,017

Base rates charged to retail customers did not change in the third quarter of 2009 compared to the same quarter in 2008.  Base rates charged to wholesale customers in the third quarter of 2009 included a one month interim base rate change which averaged 4.2%, effective October 9, 2009, as a result of proposed rates included in Chugach's 2008 Test Year Rate Case filed on June 23, 2009.

Total operating expenses decreased $6.0 million, or 9.0%, in the third quarter of 2009 over the same quarter in 2008, due largely to a decrease in fuel costs, which was offset primarily by an increase in purchased power costs.

Fuel expense decreased $7.4 million, or 21.0%, in the third quarter of 2009 compared to the same quarter in 2008.  The decrease was due primarily to a decrease in MCF used caused by lower kwh and economy energy sales. In the third quarter of 2009, Chugach used 5,457,259 MCF of fuel at an average effective price of $6.19 per MCF, which includes 972,624 MCF of fuel that is recorded as purchased power expense. In the third quarter of 2008, Chugach used 7,449,345 MCF of fuel at an average effective price of $5.11 per MCF, which includes 879,188 MCF of fuel that is recorded as purchased power expense.

Production expense increased $623.8 thousand, or 15.3%, in the third quarter of 2009 compared to the same quarter in 2008 due primarily to expenses associated with Beluga Unit 8 maintenance in the third quarter of 2009.

Purchased power expense, which includes the cost of 972,624 MCF of fuel associated with purchases from the Nikiski Cogeneration plant, increased $1.3 million, or 17.4%, in the third quarter of 2009 compared to the same quarter in 2008 due primarily to an increase in MWh purchased, which was somewhat offset by a decrease in the effective price, primarily associated with the price of fuel.  In the third quarter of 2009, Chugach purchased 141,821 MWh of energy at an average effective price of 5.96 cents per kWh.  In the third quarter of 2008, Chugach purchased 98,434 MWh of energy at an average effective price of 7.29 cents per MWh.

Transmission expense did not materially change in the third quarter of 2009 compared to the same quarter in 2008.

Distribution expense decreased $200.8 thousand, or 5.8%, in the third quarter of 2009 compared to the same quarter in 2008 due primarily to a decrease in substation and overhead line maintenance and clearing.

Consumer accounts expense did not materially change in the third quarter of 2009 compared to the same quarter in 2008.

Administrative, general and other expenses decreased $495.2 thousand, or 9.9%, in the third quarter of 2009 compared to the same quarter in 2008 due primarily to a decrease in legal expenses.

Depreciation and amortization expense did not materially change in the third quarter of 2009 compared to the same quarter in 2008.

Interest on long-term debt did not materially change in the third quarter of 2009 compared to the same quarter in 2008.

Other interest expense decreased $256.0 thousand, or 50.5%, in the third quarter of 2009 compared to the same quarter in 2008. The decrease was due primarily to the difference between the balance of the NRUCFC line of credit used in 2008 to redeem the 2002 Series B Bonds and the balance of commercial paper outstanding, which was used to pay the balance of the NRUCFC line of credit in 2009, as well as lower interest rates on commercial paper compared to our NRUCFC line of credit.

Interest charged to construction increased $44.0 thousand, or 46.2%, in the third quarter of 2009 compared to the same quarter in 2008. The increase was largely due to a higher construction work in progress balance in the third quarter of 2009 compared to the same period in 2008.

Non-operating margins decreased $11.3 thousand, or 7.4%, in the third quarter of 2009 compared to the same quarter in 2008.  The decrease was due to lower interest income due to a lower average cash balance and lower interest rates and lower Allowance for Funds Used During Construction (AFUDC) due to a lower average rate, offset by a higher construction work in progress balance.  Those decreases were somewhat offset by a gain associated with a relinquished easement interest on permitted property in 2009.

Current Year to Date versus Prior Year to Date

Assignable margins decreased by $1.5 million, or 64.4%, during the first nine months of 2009 compared to the same period in 2008.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $11.6 million, or 5.7%, in the first nine months of 2009 compared to the same period in 2008. This increase was due primarily to higher fuel and purchased power expense recovered through the fuel and purchased power surcharge process.

Total retail revenue increased in the first nine months of 2009 compared to the same period in 2008.  Base rate revenue decreased due to lower retail kWh sales caused by a change in consumer consumption patterns and a retail base rate decrease effective in June of 2008 as a result of Chugach’s 2005 Test Year Rate Case.  The decrease in base rate revenue was more than offset by higher fuel and purchased power expenses recovered through the fuel and purchased power surcharge process.  Higher fuel and purchased power costs were due in part to higher fuel prices, which was somewhat offset by a decrease in MCF used due primarily to lower economy energy sales in the first nine months of 2009 compared to the same period in 2008.

Wholesale revenue increased in the first nine months of 2009 compared to the same period in 2008.  Base rate revenue increased due in part to the base rate increase charged to wholesale customers in June of 2008 as a result of Chugach’s 2005 Test Year Rate Case, as well as a one month interim base rate increase which averaged 4.2%, effective October 9, 2009, as a result of proposed rates included in Chugach’s 2008 Test Year Rate Case filed on June 23, 2009.  This increase was somewhat offset by a decrease in wholesale kWh sales primarily due to lower sales by HEA to its commercial customers.  Fuel and purchased power expense recovered through the fuel and purchased power surcharge process increased due to higher fuel prices which was somewhat offset by a decrease in MCF used due primarily to lower economy energy sales. Economy energy revenue decreased during the first nine of 2009 compared to the same period in 2008 due to decreased sales to GVEA.  The decrease was caused by the March 31, 2009, expiration of the current sales agreement.  Chugach negotiated a three-month sales agreement, spanning September through November of 2009, to provide a 20 MW economy energy sale to GVEA.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $21.1 million to Chugach’s fixed costs for the nine months ended September 30, 2009 and $19.9 million for the nine months ended September 30, 2008.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the nine months ended September 30, 2009 and 2008:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2009	2008	% Variance	2009	2008	% Variance	2009	2008	% Variance

Retail
Residential	$32.3	$33.7	(4.2%)	$28.6	$23.1	23.8%	$60.9	$56.8	7.2%
Small Commercial	$5.9	$6.1	(3.3%)	$6.1	$4.9	24.5%	$12.0	$11.0	9.1%
Large Commercial	$20.3	$21.3	(4.7%)	$27.0	$22.5	20.0%	$47.3	$43.8	8.0%
Lighting	$1.0	$1.0	0.0%	$0.2	$0.1	0.0%	$1.2	$1.1	9.1%
Total Retail	$59.5	$62.1	(4.2%)	$61.9	$50.6	22.3%	$121.4	$112.7	7.7%

Wholesale
HEA	$8.7	$8.4	3.6%	$24.7	$21.0	17.6%	$33.4	$29.4	13.6%
MEA	$15.6	$14.6	6.8%	$37.1	$28.9	28.4%	$52.7	$43.5	21.1%
SES	$1.0	$0.8	25.0%	$3.3	$2.7	22.2%	$4.3	$3.5	22.9%
Total Wholesale	$25.3	$23.8	6.3%	$65.1	$52.6	23.8%	$90.4	$76.4	18.3%

Economy Sales	$0.4	$3.6	(88.9%)	$2.1	$9.8	(78.6%)	$2.5	$13.4	(81.3%)
Miscellaneous	$1.9	$2.2	(13.6%)	$0.0	$0.0	0.0%	$1.9	$2.2	(13.6%)

Total Revenue	$87.1	$91.7	(5.0%)	$129.1	$113.0	14.2%	$216.2	$204.7	5.6%

The following table summarizes kWh sales for the nine months ended September 30:

	2009	2008
Customer	kWh	kWh

Retail	859,881,745	875,024,498
Wholesale	932,095,629	960,541,423
Economy Energy	26,056,300	191,662,340

Total	1,818,033,674	2,027,228,261

Base rates charged to retail customers in the first nine months of 2009 included a 4.8 percent base rate decrease, which was effective June 1, 2008, as a result of Chugach’s 2005 Test Year Rate Case.  Base rates charged to wholesale customers in the first nine months of 2009 included a base rate increase, which was effective June 1, 2008, as a result of Chugach’s 2005 Test Year Rate Case.  Base rates charged to wholesale customers also included a one month interim base rate increase of 4.2 percent, which was effective October 9, 2009, as a result of proposed rates included in Chugach’s 2008 Test Year Rate Case filed on June 23, 2009.

Total operating expenses increased $13.9 million, or 7.5%, in the first nine months of 2009 over the same period in 2008, due largely to fuel and purchased power costs.

Fuel expense increased $6.6 million, or 6.9%, in the first nine months of 2009 compared to the same period in 2008, due to an increase in the effective fuel price, which was somewhat offset by a decrease in MCF used due primarily to lower kwh and economy energy sales.  In the first nine months of 2009, Chugach used 18,441,637 MCF of fuel at an average effective price of $6.58 per MCF, which includes 3,070,111 MCF of fuel that is recorded as purchased power expense.  In the first nine months of 2008, Chugach used 22,128,154 MCF of fuel at an average effective price of $4.85 per MCF, which includes 2,915,950 MCF of fuel that is recorded as purchased power expense.

Production expense did not materially change in the first nine months of 2009 compared to the same period in 2008.

Purchased power expense, which includes the cost of 3,070,111 MCF of fuel associated with purchases from the Nikiski Cogeneration plant, increased $6.6 million, or 28.7%, in the first nine months of 2009 compared to the same period in 2008 due primarily to an increase in the price, primarily associated with the price of fuel.  In the first nine months of 2009, Chugach purchased 391,138 MWh of energy at an average effective price of 7.33 cents per kWh.  In the first nine months of 2008, Chugach purchased 373,844 MWh of energy at an average effective price of 5.91 cents per kWh.

Transmission expense decreased $237.3 thousand, or 5.2%, in the first nine months of 2009 compared to the same period in 2008 due primarily to a decrease in substation maintenance.

Distribution expense did not materially change in the first nine months of 2009 compared to the same period in 2008.

Consumer accounts expense did not materially change in the first nine months of 2009 compared to the same period in 2008.

Administrative, general and other expenses did not materially change in the first nine months of 2009 compared to the same period in 2008.

Depreciation and amortization expense increased $1.2 million, or 5.4%, in the first nine months of 2009 compared to the same period in 2008.  The increase was due in large part to a change in depreciation rates, effective in June of 2008 as a result of Chugach’s 2005 Test Year Rate Case and the continued closeout of construction projects.

Interest on long-term debt decreased $938.8 thousand, or 5.8%, in the first nine months of 2009 compared to the same period in 2008.  The decrease was related to the use of our NRUCFC line of credit to redeem the outstanding principal amount of the 2002 Series B Bonds in March of 2008, resulting in a shift from long-term to short-term interest expense, lower interest rates in the first nine months of 2009 compared to the same period in 2008 and continued principal payments on our CoBank debt.

Other interest expense did not materially change in the first nine months of 2009 compared to the same period in 2008, however, other interest expense increased due in part to the use of the NRUCFC line of credit described above and for general working capital which wasn’t repaid until February 19, 2009.  This increase is offset by the difference between the balance of the NRUCFC line of credit used in 2008 to redeem the 2002 Series B Bonds and the balance of commercial paper outstanding which was used to pay the balance of the NRUCFC line of credit in 2009.  The increase is also offset by the effect of the difference in interest rates between the NRUCFC line of credit in 2008 and the commercial paper interest rates in 2009.

Interest charged to construction increased $84.1 thousand, or 26.9%, in the first nine months of 2009 compared to the same period in 2008.  The increase was due primarily to a higher construction work in progress balance in the first nine months of 2009 compared to the same period in 2008.

Non-operating margins decreased $111.3 thousand, or 26.2%, in the first nine months of 2009 compared to the same period in 2008.  The decrease is due to lower interest income due to a lower average cash balance as well as lower interest rates.  The decrease was somewhat offset by a gain associated with a relinquished easement interest on permitted property in 2009 and higher AFUDC caused by a higher construction work in progress balance in the first nine months of 2009 compared to the same period in 2008, slightly offset by a lower average rate.

Financial Condition

Assets

Total assets decreased $15.0 million, or 2.6%, from December 31, 2008 to September 30, 2009.  Net utility plant decreased $3.4 million, or 0.8%, primarily due to depreciation expense in excess of extension and replacement of plant. Fuel and purchased power cost recovery decreased $11.8 million, or 100%, due to the collection of the prior quarter’s fuel and purchased power costs recovered through the fuel surcharge process. Deferred charges decreased $1.1 million, or 4.7%, due primarily to nine months of amortization of deferred charges, offset by an increase in deferred charges associated with gas negotiations and the overhauls of units at the Cooper Lake Power Plant.

These decreases were offset by a $1.3 million, or 4.5% increase in materials and supplies due primarily to the purchase of materials for planned generation and distribution projects.

Liabilities

Total liabilities, equities and margins decreased $15.0 million, or 2.6%, from December 31, 2008 to September 30, 2009.  The decrease includes a $2.9 million, or 100%, decrease in promissory notes payable caused by the payment of the note associated with the property Chugach acquired for construction of an additional electrical generation facility.  The decrease also includes a $7.5 million, or 100% decrease in short-term obligations due to the payment of the outstanding balance on the CoBank line of credit.  Accrued interest decreased $4.4 million, or 71.5%, caused by the timing of semi-annual interest payments and fuel payable decreased $9.6 million, or 33.9%, caused by a decrease in fuel prices and kWh sales.  Other liabilities decreased $805.6 thousand, or 48.3%, due primarily to a decrease in the municipal underground ordinance payable, a decrease in gross receipts payable due to the payment of Chugach’s annual gross receipts tax and a decrease in patronage capital payable due to the payment of the 2008 retirement of patronage capital in 2009.  Deferred liabilities also decreased $845.7 thousand, or 36.7%, caused primarily by the transfer of customer advances to construction projects.

These decreases were offset by a $713.4 thousand, or 0.5%, increase in total equities and margins due primarily to the margins generated in the first nine months of 2009.  The net of total long-term obligations and current installments of long-term debt increased $8.4 million, or 2.3%, caused by an increase in commercial paper borrowing, which was somewhat offset by the principal payments made on CoBank 2, 3, 4 and 5 in the first nine months of 2009.  The decreases were also offset by a $2.1 million, or 100% increase in fuel and purchased power cost over-recovery due to the over-collection of the prior quarter’s fuel and purchased power costs recovered through the fuel surcharge process, which created a payable instead of a receivable at September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Summary

We ended the first nine months of 2009 with $6.3 million of cash and cash equivalents, down from $7.5 million at December 31, 2008. We utilized the $57.5 million in lines of credit that we maintained with CoBank and NRUCFC in the first half of 2009, however, we did not utilize these lines of credit in the third quarter of 2009 and there was no outstanding balance on these lines of credit at September 30, 2009. Our available borrowing capacity under these lines at September 30, 2009, was $57.5 million.  Our line of credit with CoBank expired on October 31, 2009.  We did not renew this line of credit upon its expiration date, thus reducing our available borrowing capacity under our existing line of credit to $50 million.  We issued commercial paper in the first nine months of 2009 and had $55.0 million of commercial paper outstanding at September 30, 2009, thus our available borrowing capacity under our commercial paper program at September 30, 2009, was $245.0 million.

Cash equivalents consist of all highly liquid debt instruments with a maturity of three months or less when purchased and an Overnight Repurchase Agreement with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2009 and 2008.

	2009	2008
Total cash provided by (used in):

Operating activities	21,938,049	22,987,262
Investing activities	(21,389,832)	(17,204,767)
Financing activities	(1,706,340)	(2,581,530)

(Decrease) increase in cash and cash equivalents	(1,158,123)	3,200,965

Operating Activities

Cash provided by operating activities was $21.9 million for the nine months ended September 30, 2009, compared with $23.0 million for the nine months ended September 30, 2008.  An increase in depreciation expense was offset by a decrease in assignable margins and changes in operating assets and liabilities. Assignable margins decreased to $0.8 million in the first nine months of 2009, compared with $2.3 million in the first nine months of 2008. The changes in operating assets and liabilities were due primarily to changes in accounts receivable, fuel and purchased power cost under-recovery, materials and supplies, deferred charges, accounts payable, fuel and purchased power cost over-recovery and fuel payable. The accounts receivable change was due primarily to a decrease in the fuel component of consumer’s invoices due to lower fuel prices while the change in fuel and purchased power cost under-recovery was due to the collection of fuel and purchased power costs recovered through the fuel surcharge process in the first quarter of 2009.  The change in materials and supplies was due primarily to the change in inventory needed for projects while the change in deferred charges was due to the difference between the costs associated with the Beluga Unit 8 overhaul and new generation development in 2008 compared with the costs associated with the Cooper Lake Unit 2 overhaul and interim financing in 2009.  The change in accounts payable was due primarily to the timing of cash payments on invoices for goods and services.  The change in fuel and purchased power cost over-recovery was due to the over-collection of fuel and purchased power costs recovered through the fuel surcharge process in 2009.  The fuel payable change was due primarily to a decrease in the cost of fuel since December 31, 2008.

Investing Activities

Cash used in investing activities was $21.4 million for the nine months ended September 30, 2009, compared with $17.2 million for the nine months ended September 30, 2008.  The change in cash used in investing activities for the nine months ended September 30, 2009, compared with the nine months ended September 30, 2008, was due primarily to the level of construction activity in the first nine months of 2009 compared to the same period in 2008, which includes taking into account the adjustment described in the Notes to Financial Statements, see “Item 1 – Financial Statements – Note 2f – Presentation of Financial Information.”  Capital construction for 2009 was originally estimated at $72.1 million.  Capital improvement expenditures are expected to decrease during the fourth quarter as the construction season ends.  It is expected that capital improvement expenditures in 2009 will be significantly below the amount originally anticipated.

Financing Activities

Cash used in financing activities was $1.7 million for the nine months ended September 30, 2009, compared to $2.6 million for the nine months ended September 30, 2008.  The change in cash used in financing activities for the nine months ended September 30, 2009, compared with the nine months ended September 30, 2008, was due primarily to the use of short-term borrowings to pay long-term debt in 2008 compared to the reclassification of long-term debt to current portion in the first quarter of 2009, as well as the net of commercial paper borrowings and subsequent payments in the first nine months of 2009.  The change was also due to the payment of the 2008 retirement of patronage capital in 2009, which was less than the payment of the 2007 retirement of patronage capital in 2008.  The change was also due to the payment of a promissory note associated with a land purchase.

Sources of Liquidity

Chugach had satisfied its operational and capital cash requirements primarily through internally generated funds, an annual $7.5 million line of credit with CoBank, a $50 million line of credit from NRUCFC and a $300 million commercial paper program.    We issued $45.5 million of our available commercial paper in order to pay the outstanding balance of our NRUCFC line of credit which was used to redeem our 2002 Series B Bonds in March of 2008 and for general working capital.  In the first half of 2009, Chugach had activity on our CoBank line of credit, however, Chugach paid the outstanding balance on this line of credit.  At September 30, 2009, there was no outstanding balance on our CoBank or NRUCFC lines of credit and $55.0 million of commercial paper outstanding.  Thus, at September 30, 2009, our available borrowing capacity under these lines of credit was $57.5 million and our available commercial paper capacity was $245.0 million. Our line of credit with CoBank expired on October 31, 2009.  Due to unused carrying costs, its lack of use and the existence of the NRUCFC line of credit and Commercial Paper borrowing capacity, we did not renew this line of credit upon its expiration date, reducing our available borrowing capacity under our existing line of credit to $50 million.

Chugach also has a term loan facility with CoBank.  Loans made under this facility are evidenced by promissory notes governed by the Master Loan Agreement, which became effective on January 22, 2003.

At September 30, 2009, Chugach had the following promissory notes outstanding with this facility:

Promissory Note	Principal Balance	Interest Rate at September 30, 2009	Maturity Date	Principal Payment Dates
CoBank 2	$2,000,000	5.50%	2010	2005 – 2010
CoBank 3	17,677,513	2.25%	2022	2003 – 2022
CoBank 4	19,321,934	2.25%	2022	2003 – 2022
CoBank 5	3,162,770	2.25%	2012	2007 – 2012
Total	$42,162,217

Over the next five years, Chugach anticipates incurring increased capital expenditures due to the construction of a natural gas fired generation plant, on-going capital needs and refinancing of certain existing debt.  In October 2008, Chugach entered into a $300 million Unsecured Credit Agreement between NRUCFC, KeyBank, CoBank and US Bank intended to back the commercial paper program.  The Credit Agreement was priced with an all-in drawn spread of LIBOR plus 60 basis points, along with a 17.5 basis points facility fee.   The credit agreement was executed on October 10, 2008, and expires on October 10, 2011.  Commercial paper will be issued under this facility and will act as a bridge until Chugach converts Commercial Paper balances to long term debt and to refinance the 2011 and 2012 Series A Bonds.  At this time, management intends to renew this agreement although the terms may be different.  Chugach began issuing short-term Commercial Paper in the first quarter of 2009.

Chugach management continues to expect that cash flows from operations and external funding sources, including additional commercial paper borrowings, will be sufficient to cover operational, financing and capital funding requirements for the remainder of 2009 and thereafter.

CRITICAL ACCOUNTING POLICIES

Chugach’s accounting and reporting policies comply with U.S. generally accepted accounting principles (GAAP).  The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that affect results of operations and reported amounts of assets and liabilities in the financial statements.  Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach's financial condition and results of its operations, and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies.  Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements.  These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP.  For all of these policies management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  Management has discussed the development and the selection of critical accounting policies with Chugach's Audit Committee. The following policies are considered to be critical accounting policies for the nine months ended September 30, 2009.

Electric Utility Regulation

Chugach is subject to regulation by the RCA. The RCA sets the rates Chugach is permitted to charge customers based on allowable costs. As a result, Chugach applies FASB ASC 980, “Topic 980 – Regulated Operations.” Through the ratemaking process, the regulators may require the inclusion of costs or revenues in periods different than when they would be recognized by a non-regulated company. This treatment may result in the deferral of expenses and the recording of related regulatory assets based on anticipated future recovery through rates or the deferral of gains or creation of liabilities and the recording of related regulatory liabilities. The application of FASB ASC 980 has a further effect on Chugach's financial statements as a result of the estimates of allowable costs used in the ratemaking process. These estimates may differ from those actually incurred by the Company; therefore, the accounting estimates inherent in specific costs such as depreciation and pension and post-retirement benefits have less of a direct impact on Chugach's results of operations than they would on a non-regulated company. Significant regulatory assets and liabilities have been recorded. Management reviews the ultimate recoverability of these regulatory assets and liabilities based on applicable regulatory guidelines. However, adverse legislation and judicial or regulatory actions could materially impact the amounts of such regulatory assets and liabilities and could adversely impact Chugach’s financial statements.

Unbilled revenue

Chugach calculates unbilled retail revenue at the end of each month to ensure the recognition of a full month’s revenue.  Chugach estimates calendar-month unbilled sales based on billing cycle sales, billing cycle read dates, weather and hours of darkness to produce an estimate of calendar sales.  This estimate of calendar sales is then calibrated to deliveries measured at Chugach distribution substations, net of losses.  Until September of 2008, calendar unbilled revenue was determined by multiplying kWh sales by an average rate.  Beginning in September of 2008, Chugach fully implemented an unbilled estimate based on respective billing class determinants to produce an estimate of calendar month revenue. Chugach accrued $7,924,356 and $7,785,667 of unbilled retail revenue at September 30, 2009 and 2008, respectively.

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

OUTLOOK

Procuring a new, highly efficient power generation facility, natural gas contracts, low cost financing and replacement revenue sources for wholesale customer loads that will be leaving in 2014, all while controlling operating expenses to minimize adverse customer rate impacts, are some of the challenges Chugach has faced and will continue to face in the near and intermediate term.

These issues, along with emerging energy issues and plans at the state level, will shape how Chugach proceeds into the future.

Chugach has partnered with AML&P to construct and jointly own a new 183 megawatt natural gas fired power plant.  Chugach will own and take 70% of the new plant’s output and AML&P will own and take the remaining 30%.  The plant is scheduled to be placed into service in 2013.  Currently, major components have been ordered and engineering is moving forward.  Chugach’s interim financing for the plant will come from its’ established line of credit and a commercial paper borrowing program that was established via a commercial paper $300 million unsecured credit agreement in 2008.  Given the recent volatility in the bond and commercial paper market, close attention will be given to the timing and type of permanent financing Chugach obtains for the new plant and other capital additions.

Chugach will explore all potential sources of long term financing to include federal, state, private placement and the public markets to obtain the lowest cost financing available for the 2011 and 2012 maturing long-term debt refinancing and requirements for new, long-term financing for our capital additions that are expected to begin in 2010.

On May 12, 2009, Chugach submitted a new long-term natural gas supply contract with ConocoPhillips Alaska, Inc. and ConocoPhillips, Inc. (collectively “COP”), to the RCA.  The new contract will provide gas beginning in 2010 and terminating December 31, 2016.  The total amount of gas under the contract is estimated to be 66 BCF.  The new contract is designed to fill 100% of Chugach’s unmet needs until April 2011, approximately 50% of Chugach’s unmet needs from May 2011 through December 2015 and approximately 25% in 2016.  The RCA approved the gas supply contract between Chugach and COP effective August 21, 2009.  The RCA also approved inclusion of all fuel (gas) and transportation costs related to the contract in the calculation of Chugach’s fuel and purchased power surcharge process.

Notification was made by MEA in 2004 and by HEA in 2007 that neither organization intends to be on the Chugach system under the current contractual arrangements post 2014.  This would result in a loss of approximately 50% of Chugach’s power sales load and approximately 40% of the utility’s annual sales revenue.  While financial management plan scenarios indicate Chugach can sustain operations and meet financial covenants in the event these two customers leave the system, the remaining customers will have to shoulder the burden imposed by the remaining costs and will likely face higher rates.  Neither MEA nor HEA have significant resources in place at this time that would indicate a complete reduction in service from Chugach is possible.  Due to the lack of this necessary physical evidence, Chugach is preparing for a continuation of some business with HEA and MEA.  At the August 26, 2009, Chugach Board of Directors’ meeting and in a letter dated September 3, 2009, MEA’s Interim General Manager advised Chugach that MEA desires to open discussions regarding power sales possibilities.  Chugach, however, is continuing to pursue replacement sources of revenue through potential new firm power sales agreements and revised transmission wheeling and ancillary services tariff revisions.  We believe that successful implementation of new power sales agreements and revised tariffs will mitigate anticipated rate increases in the 2014 and 2015 timeframe.  However, we cannot assure that we will be able to replace sources of revenue or that any replacement of revenue sources or revised tariffs will fully mitigate any anticipated rate increases in this timeframe.

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

On March 5, 2009, the governor of Alaska transmitted a bill to the Alaska State Legislature that creates the Greater Railbelt Energy and Transmission Corporation.  In the Governor’s transmittal letter, she identified the purpose of the corporation was to “plan for the financing, acquisition, construction, ownership, and operation of necessary electric power generation and transmission assets and services that would be necessary to provide the Railbelt with adequate, reliable, safe, and stable electric power and transmission services at the lowest feasible long-term cost.”  The legislation (HB 182 and SB 143) was introduced in both the House and Senate special committees on energy and is being held in committee until the 2010 legislative session.  In the interim, the six Railbelt utility governing bodies have agreed to form a special task force to further discuss the legislation and make recommendations to the state administration and the legislative committees.

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

On October 30, 2009, EPA published new federal regulations requiring the mandatory reporting of greenhouse gases from all sectors of the economy.  Chugach is subject to this new regulation and is currently analyzing the effect it will have on its operations.  Complying with the new rule is not expected to have a material effect on our results of operations, financial position, and cash flows.

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

Interest Rate Risk

The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of September 30, 2009.

Total Debt1	2009	2010	2011	2012	2013	Thereafter	Total	FairValue
Fixed rate debt	$500	$1,500	$150,000	$120,000	$0	$0	$272,000	$292,726
Average interest rate	5.50%	5.50%	6.55%	6.20%	0.00%	0.00%	6.39%
Annual interest expense	$4,341	$17,297	$9,487	$620	$0	$0
Variable rate debt	$55,242	$2,618	$2,852	$2,694	$2,076	$29,680	$95,162	$95,162
Average interest rate	0.33%	2.24%	2.24%	2.24%	2.24%	2.24%	1.13%

1 Includes current portion

Chugach is exposed to market risk from changes in interest rates.  A 100 basis-point change (up or down) would increase or decrease our interest expense by approximately $951,622 based on $95,162,217 of variable rate debt outstanding at September 30, 2009.

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

ITEM 1A.  RISK FACTORS

Fuel Supply

In 2008, 91% of our power was generated from gas, which included power generated at Nikiski.  Our primary suppliers of natural gas are the Beluga River Field Producers and Marathon, of which we collectively have approximately 83 BCF of gas remaining.  In 2008, Chugach used approximately 31 BCF of natural gas.  Chugach’s supply contract with Marathon will expire in 2010.  We estimate that our contract gas with the Beluga River Producers will expire in 2011.

On May 12, 2009, Chugach submitted a new long-term natural gas supply contract with ConocoPhillips Alaska, Inc. and ConocoPhillips, Inc. (collectively “COP”), to the RCA.  The new contract will provide gas beginning in 2010 and terminating December 31, 2016.  The total amount of gas under the contract is estimated to be 66 BCF.  The new contract is designed to fill 100% of Chugach’s unmet needs until April 2011, approximately 50% of Chugach’s unmet needs from May 2011 through December 2015 and approximately 25% in 2016.  The RCA approved the gas supply contract between Chugach and COP effective August 21, 2009.  The RCA also approved inclusion of all fuel (gas) and transportation costs related to the contract in the calculation of Chugach’s fuel and purchased power surcharge process.

Chugach negotiated a three-month gas sales agreement, spanning September through November of 2009, with Marathon, to provide between 5,000 and 7,000 MCF per day to facilitate a 20 MW economy energy sale to GVEA.  The short-term agreement has an extension provision which will be evaluated on November 17, 2009.

There is no assurance that Chugach will be able to secure additional natural gas contracts in a timely manner, however, we are currently in contract negotiations with other fuel producers.  The RCA approved inclusion of all fuel (gas) and transportation costs related to the contract with COP in the calculation of Chugach’s fuel and purchased power surcharge process.  The fuel and purchased power surcharge process allows Chugach to recover its current fuel and purchased power costs with minimal regulatory lag.  To the extent the regulated fuel recovery process does not provide for the timely recovery of fuel expenses, Chugach could experience a material negative impact on its cash flows.

Wholesale contracts

Chugach is the principal supplier of power under long-term wholesale power contracts with MEA and HEA.  These contracts, including the fuel component, represented $104.6 million or 37% of sales revenue in 2008 and $93.4 million or 37% in 2007.  The HEA contract expires January 1, 2014, and the MEA contract expires December 31, 2014.  All rates are approved by the RCA.

Pursuant to provisions of their contracts, notification was made by MEA in 2004 and by HEA in 2007 that neither organization intends to be on the Chugach system under the current contractual arrangements post 2014.  This would result in a loss of approximately 50% of Chugach’s power sales load and approximately 40% of the utility’s annual sales revenue.  At the August 26, 2009, Chugach Board of Directors’ meeting and in a letter dated September 3, 2009, MEA’s Interim General Manager advised Chugach that MEA desires to open discussions regarding power sales possibilities.

Chugach’s planning process, however, reflects the termination of the MEA and HEA wholesale contracts post 2014.  Consequently, to mitigate this risk, Chugach will be pursuing replacement sources of revenue through potential new power sales agreements and revised transmission wheeling and ancillary services tariff revisions.  The loss of these wholesale customers may require Chugach to file a general rate case to recover total costs and/or restructure rates.  To the extent that the general rate case could take up to fifteen months to be completed, Chugach may request an interim and refundable rate increase in which the RCA is required to take action within 45 days.  To the extent a general rate case or an interim and refundable rate increase does not provide for the timely recovery of expenses, Chugach could experience a material negative impact on its cash flows.  Under Alaska law, financial covenants of an Alaskan electric cooperative contained in a debt instrument will be valid and enforceable, and rates set by the RCA must be adequate to meet those covenants.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On November 9, 2009, the RCA approved Amendment No. 3 to the Nikiski Cogeneration Plant System Use and Dispatch Agreement between Chugach and HEA effective November 6, 2009.  The contract modification recognizes HEA’s Sustainable Natural Alternative Power (SNAP) program and allows HEA to purchase energy from members that generate power from alternative power sources, including wind, solar and hydro resources.

ITEM 6.  EXHIBITS

Agreement for the Sale and Purchase of Natural Gas between the Registrant and ConocoPhillips Alaska, Inc. and ConocoPhillips, Inc. (collectively, ConocoPhillips) effective August 21, 2009.  Incorporated by reference from Exhibit 10.65 to the Registrant’s Form 8-K filed August 27, 2009.

Third Amendment to the Nikiski Cogeneration Plant System Use and Dispatch Agreement between the Registrant and Homer Electric Association, Inc. dated effective November 6, 2009.

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Bradley W. Evans
Bradley W. Evans
Chief Executive Officer

By:	/s/ Michael R. Cunningham
Michael R. Cunningham
Chief Financial Officer

Date:	November 13, 2009

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description

10.65
Agreement for the Sale and Purchase of Natural Gas between the Registrant and ConocoPhillips Alaska, Inc. and ConocoPhillips, Inc. (collectively, ConocoPhillips) effective August 21, 2009.  Incorporated by reference from Exhibit 10.65 to the Registrant’s Form 8-K filed August 27, 2009

10.39.4	Third Amendment to the Nikiski Cogeneration Plant System Use and Dispatch Agreement between the Registrant and Homer Electric Association, Inc. dated effective November 6, 2009

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002