Form 10-K/A
period 2008-12-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2010-02-01
CIK 878004

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
☐Yes ☒No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☒Yes ☐No
Indicate by check mark whether registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒Yes ☐No
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐Yes ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   N/A

EXPLANATORY STATEMENT

This Amendment No. 1 on Form 10-K/A is being filed to correct an error to the variable rate average interest rate in the table regarding cash flows for principle payments on total debt by maturity date as of December 31, 2008, included in “Item 7A – Quantitative and Qualitative Disclosures About Market Risk” contained in Chugach Electric Association, Inc.’s Form 10-K for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission on March 13, 2009.

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

Interest Rate Risk

The following table provides information regarding cash flows for principal payments on total debt by maturity date (dollars in thousands) as of December 31, 2008:

Total Debt1	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Fixed rate	$2,000	$1,500	$150,000	$120,000	$0	$0	$273,500	$285,926

Average interest rate	5.50%	5.50%	6.55%	6.20%	0.00%	0.00%	6.38%

Annual interest expense	$17,405	$17,297	$9,487	$620	$0	$0

Variable rate	$2,404	$45,582	$2,851	$2,694	$2,076	$29,680	$85,287	$85,287

Average interest rate	2.37%	5.08%	2.37%	2.37%	2.37%	2.37%	3.82%
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

Commercial Paper

On January 30, 2009, Chugach issued $36.0 million of commercial paper to repay its NRUCFC line of credit.  On February 5, 2009, Chugach issued an additional $10.0 million of commercial paper to repay the balance of its NRUCFC line of credit.  For information regarding current commercial paper transactions, see “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Commercial Paper.”

Commodity Price Risk

Chugach’s gas contracts provide for adjustments to gas prices based on fluctuations of certain commodity prices and indices.  Because fuel and purchased power costs are passed directly to our wholesale and retail customers through a fuel surcharge process, fluctuations in the price paid for gas pursuant to long-term gas supply contracts does not normally impact margins.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 29, 2010.

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Edward Jenkin for BWE
Bradley W. Evans, Chief Executive Officer

Date:	January 29, 2010

5