Form 10-Q
period 2010-03-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2010-05-14
CIK 878004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-42125

CHUGACH ELECTRIC ASSOCIATION, INC.
(Exact name of registrant as specifies in its charter)

State of Alaska (State or other jurisdiction of incorporation or organization)	92-0014224 (I.R.S. Employer Identification No.)

5601 Electron Drive, Anchorage, AK (Address of principal executive offices)	99518 (Zip Code)

(907) 563-7494 (Registrant’s telephone number, including area code) None (Former name, former address, and former fiscal year if changed since last report)

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

Statements in this report that do not relate to historical facts, including statements relating to future plans, events or performance, are forward-looking statements that involve risks and uncertainties.  Actual results, events or performance may differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report and the accuracy of which is subject to inherent uncertainty.  It is suggested these statements are read in conjunction with our audited financial statements for the year ended December 31, 2009, filed as part of our annual report on Form 10-K.  Chugach Electric Association, Inc. (Chugach) undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances that may occur after the date of this report or the effect of those events or circumstances on any of the forward-looking statements contained in this report, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the financial statements of Chugach as of and for the quarter ended March 31, 2010, follow.

Chugach Electric Association, Inc.
Balance Sheets
(Unaudited)

Assets	March 31, 2010	December 31, 2009

Utility Plant:
Electric Plant in service	$846,011,187	$834,467,734
Construction work in progress	45,686,594	48,383,610
Total utility plant	891,697,781	882,851,344
Less accumulated depreciation	(428,554,591)	(420,464,808)
Net utility plant	463,143,190	462,386,536

Other property and investments, at cost:
Nonutility property	24,461	24,461
Special Funds	371,229	345,792
Investments in associated organizations	12,026,812	12,333,936
Total other property and investments	12,422,502	12,704,189

Current assets:
Cash and cash equivalents	13,108,121	3,503,765
Special deposits	233,037	125,037
Fuel cost under-recovery	221,654	278,164
Accounts receivable, net	25,520,683	32,764,733
Materials and supplies	31,952,800	29,990,618
Prepayments	4,026,432	1,261,897
Other current assets	345,430	246,380
Total current assets	75,408,157	68,170,594

Deferred charges, net	21,747,684	22,037,407

Total assets	$572,721,533	$565,298,726

Chugach Electric Association, Inc.
Balance Sheets (continued)
(Unaudited)

Liabilities, Equities and Margins	March 31, 2010	December 31, 2009

Equities and margins:
Memberships	$1,441,623	$1,432,054
Patronage capital	148,795,638	144,228,221
Other	10,641,466	10,660,322
Total equities and margins	160,878,727	156,320,597

Long-term obligations, excluding current installments:
Bonds payable	120,000,000	270,000,000
National Bank for Cooperatives	36,200,377	37,301,819
Total long-term obligations	156,200,377	307,301,819

Current liabilities:
Current installments of long-term obligations	153,708,981	4,118,028
Commercial Paper	62,000,000	51,500,000
Accounts payable	7,060,078	10,212,105
Consumer deposits	2,329,846	2,447,140
Fuel cost over-recovery	3,721,139	3,511,422
Accrued interest	1,749,974	6,067,630
Salaries, wages and benefits	6,648,249	5,956,320
Fuel	15,915,020	14,658,058
Other liabilities	691,109	1,234,371
Total current liabilities	253,824,396	99,705,074

Deferred compensation	371,229	345,792
Deferred liabilities	1,446,804	1,625,444

Total liabilities, equities and margins	$572,721,533	$565,298,726

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Statements of Operations
(Unaudited)

	Three months ended March 31

	2010	2009

Operating revenues	$66,711,045	$83,417,070

Operating expenses:
Fuel	29,258,321	40,227,308
Production	3,813,816	4,386,881
Purchased power	5,448,405	11,185,527
Transmission	1,366,762	1,362,606
Distribution	2,758,213	2,813,223
Consumer accounts	1,327,222	1,222,709
Administrative, general and other	5,124,378	5,078,505
Depreciation and amortization	8,123,347	7,967,754
Total operating expenses	57,220,464	74,244,513

Interest expense	5,024,311	5,073,072
Other	190,935	354,370
Charged to construction	(198,341)	(121,412)
Net interest expenses	5,016,905	5,306,030
Net operating margins	4,473,676	3,866,527

Nonoperating margins:
Interest income	75,772	79,847
Capital credits, patronage dividends and other	19,091	31,854
Total nonoperating margins	94,863	111,701

Assignable margins	$4,568,539	$3,978,228

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Statements of Cash Flows
(Unaudited)

	Three months ended March 31
	2010	2009
Cash flows from operating activities:
Assignable margins	$4,568,539	$3,978,228

Adjustments to reconcile assignable margins to net cash provided activities:
Depreciation	8,123,347	7,967,754
Amortization and depreciation cleared to operating expenses	1,221,560	1,194,038
Capitalized interest	(210,118)	(151,992)
Other	(9,922)	0

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	7,244,050	(4,492,287)
Fuel cost under-recovery	56,510	11,788,078
Materials and supplies	(1,962,182)	(837,440)
Prepayments	(2,764,535)	(487,377)
Other assets	158,543	(134,537)
Deferred charges	(642,262)	(238,257)

Increase (decrease) in liabilities:
Accounts payable	(6,345,005)	(235,579)
Consumer deposits	(117,294)	(12,916)
Fuel cost over-recovery	209,717	366,463
Accrued interest	(4,317,656)	(4,377,758)
Salaries, wages and benefits	691,929	(183,678)
Fuel	1,256,962	1,689,844
Other liabilities	(482,488)	297,300
Deferred liabilities	(17,285)	(7,353)
Net cash provided by operating activities	6,662,410	16,122,531

Cash flows from investing activities:
Extension and replacement of plant	(6,139,596)	(2,533,066)
Net cash used for investing activities	(6,139,596)	(2,533,066)

Cash flows from financing activities:
Payments of notes payable	0	(1,000,000)
Repayments of long-term obligations	(1,510,489)	(44,390,696)
Proceeds from short-term borrowing	10,500,000	45,503,000
Repayments of short-term borrowing	0	(7,500,000)
Memberships and donations refunded	(9,287)	(16,497)
Retirement of patronage capital and estate payments	(115,896)	(110,741)
Net receipts (refunds) on consumer advances for construction	217,214	(1,036,038)
Net cash provided by (used for) financing activities	9,081,542	(8,550,972)

Net increase in cash and cash equivalents	9,604,356	5,038,493

Cash and cash equivalents at beginning of period	$3,503,765	$7,491,302

Cash and cash equivalents at end of period	$13,108,121	$12,529,795

Supplemental disclosure of non-cash investing and financing activities
Retirement of plant	$(42,764)	$14,685
Extension and replacement of plant included in accounts payable	$2,119,426	$516,511
Supplemental disclosure of cash flow information - interest expense paid, excluding amounts capitalized	$9,077,159	$9,286,674

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Notes to Financial Statements
March 31, 2010 and 2009

1.	PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited interim financial statements include the accounts of Chugach Electric Association, Inc. (Chugach) and have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  They should be read in conjunction with our audited financial statements for the year ended December 31, 2009, filed as part of our annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

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

Chugach also supplies much of the power requirements for three wholesale customers, Matanuska Electric Association, Inc. (MEA), Homer Electric Association, Inc. (HEA), and the City of Seward (Seward).  Chugach’s retail and wholesale members are the consumers of the electricity sold.

Chugach was organized as an Alaska electric cooperative in 1948 and operates on a not-for-profit basis and accordingly, seeks only to generate revenues sufficient to pay operating and maintenance costs, the cost of purchased power, capital expenditures, depreciation, and principal and interest on all indebtedness and to provide for reserves.  Chugach is subject to the regulatory authority of the Regulatory Commission of Alaska (RCA).

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
March 31, 2010 and 2009

c.	Regulation

The accounting records of Chugach conform to the Uniform System of Accounts as prescribed by the Federal Energy Regulatory Commission (FERC).  Chugach meets the criteria, and accordingly, follows the accounting and reporting requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 980, “Topic 980 – Regulated Operations.”

FASB ASC 980 provides for the recognition of regulatory assets and liabilities as allowed by regulators for costs or credits that are reflected in current rates or are considered probable of being included in future rates.  The regulatory assets or liabilities are then reduced as the cost or credit is reflected in rates.

d.	Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the three month periods ended March 31, 2010 and 2009 was in compliance with that provision.  In addition, Chugach collects sales tax and is assessed gross receipts and excise taxes which are presented on a net basis in accordance with FASB ASC 605-45-50, “Topic 605 – Revenue Recognition – Subtopic 45 – Principal Agent Considerations – Section 50 – Disclosure.”

Chugach applies a more-likely-than-not recognition threshold for all tax uncertainties.  FASB ASC 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities.  Chugach’s management reviewed Chugach’s tax positions and determined there were no outstanding, or retroactive tax positions, that were not highly certain of being sustained upon examination by the taxing authorities.

3.	REGULATORY MATTERS

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

On October 9, 2009, the RCA granted Chugach’s original request that the proposed rates go into effect on an interim and refundable basis.

Chugach Electric Association, Inc.
Notes to Financial Statements
March 31, 2010 and 2009

On October 15, 2009, the RCA consolidated Docket U-09-080 (General Rate Case) and Docket U-09-97 (Depreciation Study Update, explained below) and will hold combined hearings in June 2010.  The RCA has indicated that it will issue a final order in the consolidated case by September 16, 2010.

Revision to Current Depreciation Rates (Docket U-09-097)

In accordance with a stipulation with its wholesale customers, HEA and MEA, Chugach filed on August 31, 2009, an updated depreciation study based on plant balances as of December 31, 2008. The RCA opened Docket U-09-097 to consider Chugach’s updated depreciation study.  The RCA named Chugach’s wholesale customers HEA, MEA and Seward parties to the docket.  As indicated in the discussion under the 2008 Test Year General Rate Case above, the RCA has consolidated the depreciation study update with the general rate case.

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

On April 21, 2010, the RCA opened docket U-10-20 to consider Chugach’s re-implementation of the simplified rate filing process.  The RCA anticipates that a hearing will not be required and has scheduled a technical conference to be held on June 1, 2010, to discuss guidelines that Chugach should follow in future simplified rate filings.  The RCA plans to issue a final order no later than June 11, 2010.

Natural Gas Contract Submittal

On April 2, 2010, Chugach submitted a new long-term natural gas supply contract with Marathon Alaska Production, LLC (“MAP”), to the RCA.  The new MAP contract will provide gas beginning April 1, 2011, terminating March 31, 2013.  MAP has two contract extension options that can be exercised during the first year of the initial contract.  Marathon could extend the contract to December 31, 2013, by exercising the first contract extension option by March 31, 2011.  The second contract option could be exercised by December 31, 2011, and would extend the contract through December 31, 2014.  The total amount of gas under contract is estimated at 26 billion cubic feet (BCF) for the initial two year term of the contract with volumetric and delivery terms to be determined for each contract extension period that could provide up to an additional 16 BCF through December 31, 2014.  Approval of the contract by the RCA is condition precedent for the effectiveness of the contract and will ensure, in advance, that costs incurred under the contract can be recovered from Chugach’s customers.

Chugach Electric Association, Inc.
Notes to Financial Statements
March 31, 2010 and 2009

4.	LINES OF CREDIT

Chugach maintained a $7.5 million line of credit with CoBank, ACB (CoBank).  This line of credit expired on October 31, 2009, and was subject to annual renewal at the discretion of the parties.  Chugach did not renew this line of credit upon its expiration date due to unused carrying costs, its lack of use and the existence of the National Rural Utilities Cooperative Finance Corporation (NRUCFC) line of credit and commercial paper borrowing capacity.  Chugach utilized this line of credit in the first quarter of 2009 but repaid the outstanding balance, therefore there was no outstanding balance at March 31, 2009.

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

In addition, Chugach had a $75 million line of credit available with NRUCFC until January 30, 2009, when it was permanently reduced to $50 million pursuant to the terms of the Amendment To Revolving Line of Credit Agreement.  Chugach did not utilize this line of credit in the first quarter of 2010 and had no outstanding balance at March 31, 2010.  Chugach utilized this line of credit in the first quarter of 2009 but issued commercial paper to repay the balance.  Therefore, there was no outstanding balance at December 31, 2009.  The borrowing rate is calculated using the total rate per annum as may be fixed by NRUCFC and will not exceed the Prevailing Prime Rate, plus one percent per annum.  At March 31, 2010, and December 31, 2009, the borrowing rate was 4.95%.

The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance.  The NRUCFC line of credit expires October 14, 2012.

The NRUCFC line of credit is immediately available for unconditional borrowing, as was the CoBank line of credit prior to its expiration.

Chugach Electric Association, Inc.
Notes to Financial Statements
March 31, 2010 and 2009

5.	FINANCING / COMMERCIAL PAPER

Over the next five years Chugach anticipates financing increased capital expenditures due to the construction of a gas-fired generation unit, on-going capital needs and plans to refinance $150 million of 2001 Series A Bonds due March 15, 2011, and $120 million of 2002 Series A Bonds due February 1, 2012.  Commercial paper is being issued and will act as a bridge until Chugach converts commercial paper balances to long-term debt and to refinance the 2011 and 2012 Series A bonds.  The Commercial Paper Program is backed by a $300 million Unsecured Credit Agreement between NRUCFC, KeyBank, CoBank and US Bank.  The Credit Agreement was priced with an all-in drawn spread of London Interbank Offered Rate (LIBOR) plus 60 basis points, along with a 17.5 basis points facility fee.   The credit agreement expires on October 10, 2011.  At this time, management intends to renew this agreement although the terms may be different.

Chugach began issuing commercial paper in January 2009.  Chugach had $62 and $51.5 million of commercial paper outstanding at March 31, 2010, and December 31, 2009, respectively.  Our commercial paper can be repriced between one and two hundred and seventy days.

The following table provides information regarding average commercial paper balances outstanding for the quarter ended March 31 (dollars in millions), as well as corresponding weighted average interest rates:

2010		2009
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$57.2	0.26%	$45.3	1.34%

6.	LEGAL PROCEEDINGS

Chugach has certain litigation matters and pending claims that arise in the ordinary course of Chugach’s business.  In the opinion of management, no individual matter or the matters in the aggregate is likely to have a material adverse effect on Chugach’s results of operations, financial condition or liquidity.

7.	RECENT ACCOUNTING PRONOUNCEMENTS

ASC Update 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”

In January 2010, the FASB issued ASC Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.”  ASC Update 2010-06 applies to all entities that are required to make disclosures about recurring or nonrecurring fair value measurements and expands the disclosures required based on the measurement Level.  This update is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for certain Level 3 transactions.  Those transaction disclosure requirements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Chugach began application of ASC Update 2010-06 to the current financial statements, for the period ended March 31, 2010, which did not have a material effect on our results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.
Notes to Financial Statements
March 31, 2010 and 2009

SFAS 167 “Amendments to FASB Interpretation No. 46(R)”

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 applies to all entities except for those identified in FIN 46(R), “Consolidation of Variable Interest Entities,” as well as entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated by SFAS No. 166, “Accounting for Transfers of Financial Assets.”  SFAS No. 167 amends FIN 46(R) to require additional disclosures regarding an entity’s involvement in variable interest entities.  SFAS No. 167 is effective for interim and annual reporting periods beginning after November 15, 2009.  Chugach began application of SFAS No. 167 on January 1, 2010, which did not have a material effect on our results of operations, financial position, and cash flows.

In December 2009, the FASB issued ASC Update 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” an adaptation of SFAS No. 167 into the FASB Accounting Standards Codification (the Codification).  To view the adapted content, see FASB ASC 810-10-30, for the Initial Measurement Section of Subtopic 10, and FASB ASC 810-10-65, for the Transition and Open Effective Date Information of Section of Subtopic 810-10.

SFAS 166 “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.”  SFAS No. 166 applies to all entities and amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  SFAS No. 140 was amended to enhance the disclosure requirements as well as to define some of the terms and measurements to be used, by removing the concept of a qualifying special-purpose entity and the exception from applying FIN 46, “Consolidation of Variable Interest Entities,” to qualifying special-purpose entities.  SFAS No. 166 is effective for interim and annual reporting periods beginning after November 15, 2009.  Chugach began application of SFAS No. 166 on January 1, 2010, which did not have a material effect on our results of operations, financial position, and cash flows.

In December 2009, the FASB issued ASC Update 2009-16, “Accounting for Transfers of Financial Assets,” an adaptation of SFAS No. 166 into the Codification.  To view the adapted content, see FASB ASC 860-10-40, for the Derecognition Section of Subtopic 10, and FASB ASC 860-10-65, for the Transition and Open Effective Date Information of Subtopic 860-10.

Chugach Electric Association, Inc.
Notes to Financial Statements
March 31, 2010 and 2009

SFAS 164 “Not-for-Profit Entities: Mergers and Acquisitions – Including an amendment of FASB Statement No. 142”

In April 2009, the FASB issued SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions – Including an amendment of FASB Statement No. 142.”  SFAS No. 164 applies to the combination of not-for-profit entities meeting the definition of a merger or acquisition, with specific exceptions.  SFAS No. 164 provides guidance on the accounting and disclosure of these combinations.  SFAS No. 164 is effective for annual reporting periods beginning after December 15, 2009.  Chugach began application of SFAS No. 164 on January 1, 2010, which did not have a material effect on our results of operations, financial position, and cash flows.

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

8.	FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy

In accordance with ASC 820 Chugach groups its financial assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

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

Chugach Electric Association, Inc.
Notes to Financial Statements
March 31, 2010 and 2009

The table below presents the balance of Chugach’s non-qualified deferred compensation plan assets measured at fair value on a recurring basis at March 31, 2010, and December 31, 2009.

	Total	Level 1	Level 2	Level 3
March 31, 2010	$371,229	$371,229	$0	$0
December 31, 2009	$345,792	$345,792	$0	$0

Chugach had no Level 2 or Level 3 assets or liabilities measured at fair value on a recurring basis.

Fair Value of Financial Instruments

The estimated fair values (in thousands) of the long-term obligations included in the financial statements at March 31, 2010, are as follows:

	Carrying Value	Fair Value
Long-term obligations (including current installments)	$371,909	$388,771

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

9.	ENVIRONMENTAL MATTERS

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

New Clean Air Act regulations impacting electric utilities may result from future events or may result from new regulatory programs.  On October 30, 2009, the EPA published new federal regulations requiring the mandatory reporting of greenhouse gases from all sectors of the economy.  Chugach is subject to this new regulation, which is not expected to have a material effect on our results of operations, financial position, and cash flows.  While we cannot predict whether any additional new regulation would occur or its limitation, it is possible that new laws or regulations could increase our capital and operating costs.  We have obtained or applied for all Clean Air Act permits currently required for the operation of our generating facilities.

Chugach Electric Association, Inc.
Notes to Financial Statements
March 31, 2010 and 2009

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

10.	COMMITMENTS / CONCENTRATIONS

Generation Commitments

Chugach is in the process of developing a natural gas-fired generation plant on land currently owned by Chugach near its Anchorage headquarters.  The Southcentral Power Project (SPP) will be developed and owned as tenants in common with Anchorage Municipal Light & Power (AML&P). Chugach will own and take approximately 70 percent of the new plant’s output and AML&P will own and take the remaining output.  Chugach will account for its ownership in the SPP proportionately.  Chugach and AML&P signed Participation, Operation and Maintenance (O&M) and Lease Agreements (Agreements) for this project on August 28, 2008.

On November 17, 2008, Chugach executed a gas turbine purchase agreement for the purchase of three gas turbines with General Electric Packaged Power (GEPP).  During 2009 Chugach executed several amendments totaling $7.2 million associated with its purchase agreement with GEPP, which included the purchase of a spare engine for maintenance purposes.  Chugach made progress and milestone payments of $5.1 and $24.3 million in 2008 and 2009, respectively, and $5.1 million in the first quarter of 2010, with additional payments of $24.1 million expected in 2010 pursuant to its purchase agreement and subsequent amendments with GEPP.

In December 2008, Chugach purchased land adjacent to its Anchorage headquarters for SPP use during construction.  Chugach executed an Owner’s Engineer Services Contract on May 12, 2009.  This contract expired on December 31, 2009, but was later renewed effective January 1, 2010.  Chugach made payments of $0.7 million in 2009, pursuant to its Owner’s Engineer Services Contract.  On January 5, 2010, Chugach executed a Services Contract for the shipment of the combustion turbine generators and related accessories.  Chugach is expected to make payments of $1.1 million in 2010 pursuant to this contract.  On February 25, 2010, Chugach purchased additional land adjacent to its Anchorage headquarters for the laydown of equipment displaced by the new power plant.  On April 13, 2010, Chugach executed a steam turbine generator purchase agreement and is expected to make payments of $9.4 million in 2010 pursuant to this agreement.  Chugach is currently proceeding with a Request for Proposal (RFP) for engineering, procurement and construction services to be awarded in 2010.

Chugach Electric Association, Inc.
Notes to Financial Statements
March 31, 2010 and 2009

Labor Agreements

Approximately 70 percent of Chugach’s employees are represented by the International Brotherhood of Electrical Workers (IBEW).  We have three Collective Bargaining Unit Agreements (CBA) with the IBEW.  We also have an agreement with the Hotel Employees and Restaurant Employees (HERE).  All current agreements were due to expire on June 30, 2010.  On February 24, 2010, the Board of Directors approved extensions of all three IBEW CBA.  The three extensions provide no wage increase in the first year and wage increases tied to changes in the Consumer Price Index (CPI) in the second and third years, with a floor on the minimum increase and a cap on the maximum increase.  The wage increases also have an indirect connection to Chugach’s financial performance.  The contract extensions expire on June 30, 2013.  On April 28, 2010, the Board of Directors approved an extension of the HERE agreement.  The extension contains an increase in the employer health and welfare contribution in each year of the extension but does not provide for a wage or pension increase.  The contract extension expires on June 30, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information contained under the caption “CAUTION REGARDING FORWARD-LOOKING STATEMENTS” at the beginning of this report.

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins increased $590.3 thousand, or 14.8%, during the first quarter of 2010 compared to the same quarter in 2009.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased $16.7 million, or 20.0%, in the first quarter of 2010 compared to the same quarter in 2009.  This decrease was due primarily to lower fuel and purchased power expense recovered through the fuel and purchased power surcharge process.

Retail revenue decreased in the first quarter of 2010 compared to the same quarter in 2009.  Base revenue decreased due to lower retail kWh sales caused by a change in consumer consumption patterns, which was partially offset by an increase in rates charged to retail customers as a result of Chugach’s 2008 Test Year Rate Case.  Fuel and purchased power expense recovered through the fuel and purchased power surcharge process decreased due primarily to lower fuel prices in the first quarter of 2010 compared to the same period in 2009.

Wholesale revenue decreased in the first quarter of 2010 compared to the same quarter in 2009.  Overall, base revenue did not change in the first quarter of 2010 compared to the same quarter in 2009.  Chugach had lower wholesale kWh sales in the first quarter of 2010 as a result of changes in consumer consumption patterns, but these decreases were offset by an increase in rates charged to wholesale customers as a result of Chugach’s 2008 Test Year Rate Case.  Fuel and purchased power expense recovered through the fuel and purchased power surcharge process decreased due primarily to lower fuel prices in the first quarter of 2010 compared to the same period in 2009.  Economy energy revenue increased during the first quarter of 2010 compared to the same quarter in 2009 due to increased sales to Golden Valley Electric Association, Inc. (GVEA) as it was more economic for GVEA to purchase power from Chugach than to generate power in the first quarter of 2010 compared to the first quarter of 2009.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $7.4 million to Chugach’s fixed costs for the quarter ended March 31, 2010, and $8.1 million for the quarter ended March 31, 2009, respectively.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended March 31, 2010 and 2009:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2010	2009	% Variance	2010	2009	% Variance	2010	2009	% Variance

Retail
Residential	$12.5	$12.8	(2.3%)	$7.2	$12.1	(40.5%)	$19.7	$24.9	(20.9%)
Small Commercial	$2.0	$2.3	(13.0%)	$1.5	$2.4	(37.5%)	$3.5	$4.7	(25.5%)
Large Commercial	$7.1	$6.9	2.9%	$6.0	$9.7	(38.1%)	$13.1	$16.6	(21.1%)
Lighting	$0.3	$0.3	0.0%	$0.1	$0.1	0.0%	$0.4	$0.4	0.0%
Total Retail	$21.9	$22.3	(1.8%)	$14.8	$24.3	(39.1%)	$36.7	$46.6	(21.2%)

Wholesale
HEA	$3.0	$2.9	3.4%	$5.1	$9.2	(44.6%)	$8.1	$12.1	(33.1%)
MEA	$6.2	$6.4	(3.1%)	$8.9	$15.1	(41.1%)	$15.1	$21.5	(29.8%)
SES	$0.3	$0.3	0.0%	$0.7	$1.1	(36.4%)	$1.0	$1.4	(28.6%)
Total Wholesale	$9.5	$9.6	(1.0%)	$14.7	$25.4	(42.1%)	$24.2	$35.0	(30.9%)

Economy Sales	$1.0	$0.2	400.0%	$4.2	$1.0	320.0%	$5.2	$1.2	333.3%
Miscellaneous	$0.6	$0.6	0.0%	$0.0	$0.0	0.0%	$0.6	$0.6	0.0%

Total Revenue	$33.0	$32.7	0.9%	$33.7	$50.7	(33.5%)	$66.7	$83.4	(20.0%)

The following table summarizes kWh sales for the quarter ended March 31:

Customer	2010 kWh	2009 kWh

Retail	308,696,070	326,439,417
Wholesale	331,917,966	351,962,600
Economy Energy	68,770,000	13,744,300

Total	709,384,036	692,146,317

Base rates charged to retail and wholesale customers in the first quarter of 2010 include base rate changes effective October 9, 2009.  The base rate changes were effective on an interim and refundable basis and were the result of proposed rates included in Chugach’s 2008 Test Year Rate Case filed with the RCA on June 23, 2009.   Base rates charged to retail customers increased 3.3 percent and base rates charged to wholesale customers HEA, MEA and SES increased 7.8 percent, 2.0 percent and 9.7 percent, respectively, in the first quarter of 2010 compared to the first quarter of 2009.

Total operating expenses decreased $17.0 million, or 22.9%, in the first quarter of 2010 over the same quarter in 2009.

Fuel expense decreased $11.0 million, or 27.3%, in the first quarter of 2010 compared to the same quarter in 2009.  The decrease was due primarily to a decrease in fuel price, which was partially offset by an increase in fuel used.  The increase in fuel used was caused primarily by an increase in economy energy sales, which was partially offset by lower retail and wholesale kWh sales.  In the first quarter of 2010, Chugach used 7,489,117 million cubic feet (MCF) of fuel at an average effective price of $4.18 per MCF, which includes 486,435 MCF of fuel that is recorded as purchased power expense.  In the first quarter of 2009, Chugach used 7,033,375 MCF of fuel at an average effective price of $6.77 per MCF, which includes 1,087,798 MCF of fuel that is recorded as purchased power.

Production expense decreased $573.1 thousand, or 13.1%, in the first quarter of 2010 compared to the same quarter in 2009.  The decrease was due to repairs at Cooper Lake, which were later transferred to deferred charges and expenditures associated with the water treatment system at the Bernice Lake Power Plant in 2009.

Purchased power expense, which includes the cost of 486,435 MCF of fuel associated with purchases from the Nikiski Cogeneration plant, decreased $5.7 million, or 51.3%, in the first quarter of 2010 compared to the same quarter in 2009 due to the unavailability of purchases from the Nikiski plant due to maintenance and a decrease in the effective price, primarily associated with the price of fuel.  In the first quarter of 2010, Chugach purchased 94,262 MWh of energy at an average effective price of 5.38 cents per kWh.  In the first quarter of 2009, Chugach purchased 126,701 MWh of energy at an average effective price of 8.52 cents per kWh.

Transmission expense did not materially change in the first quarter of 2010 compared to the same quarter in 2009.

Distribution expense did not materially change in the first quarter of 2010 compared to the same quarter in 2009.

Consumer accounts increased $104.5 thousand, or 8.6%, in the first quarter of 2010 compared to the same quarter in 2009 due primarily to an increase in labor associated with service disconnects, customer records and collection.

Administrative, general and other expenses did not materially change in the first quarter of 2010 compared to the same quarter in 2009.

Depreciation and amortization expense did not materially change in the first quarter of 2010 compared to the same quarter in 2009.

Interest on long-term debt did not materially change in the first quarter of 2010 compared to the same quarter in 2009.  A lower debt balance in 2010 as a result of principal payments on our CoBank debt was offset by an increase in interest rates in the first quarter of 2010 compared to the same quarter in 2009.

Other interest expense decreased $163.4 thousand, or 46.1%, in the first quarter of 2010 compared to the same quarter in 2009.  The decrease is due to the difference between the balance and associated interest rate of the NRUCFC line of credit, which was used in the first quarter of 2009 before we replaced that line of credit with less expensive commercial paper and the balance and associated interest rate of our commercial paper in the first quarter of 2010.

Interest charged to construction increased $76.9 thousand, or 63.4%, in the first quarter of 2010 compared to the same quarter in 2009 due primarily to an increase in the average Construction Work in Progress (CWIP) balance that is debt financed.  This is due primarily to expenditures associated with the SPP project.

Non-operating margins decreased $16.8 thousand, or 15.1%, in the first quarter of 2010 compared to the same quarter in 2009.  The decrease is due primarily to a decrease in Allowance for Funds Used During Construction (AFUDC) caused by a lower average CWIP balance that is equity financed.

Financial Condition

Assets

Total assets increased $7.4 million, or 1.3%, from December 31, 2009 to March 31, 2010.  Net utility plant increased $756.7 thousand, or 0.2%, due primarily to extension and replacement of plant in excess of depreciation expense.  Cash and cash equivalents increased $9.6 million, or 274.1%, due to the issuance of additional commercial paper.  Materials and supplies increased $2.0 million, or 6.5%, due primarily to the purchase of materials for planned generation projects.  Prepayments increased $2.8 million, or 219.1%, caused by the annual renewal of insurance and the prepayment of health and welfare premiums for 2010.

These increases were offset by decreases in other property and investments, accounts receivable and deferred charges.  Other property and investments decreased $281.7 thousand, or 2.2%, due to an equity retirement from CoBank.  Accounts receivable decreased $7.2 million, or 22.1%, due primarily to a decrease in the energy and fuel component of consumer’s invoices.  Deferred charges decreased $289.7 thousand, or 1.3%, due to the amortization of deferred charges which exceeded the costs associated with Cooper Lake Unit #1 major maintenance.

Liabilities and Equity

Total liabilities, equities and margins increased $7.4 million, or 1.3%, from December 31, 2009 to March 31, 2010.  The increase included a $4.6 million, or 2.9%, increase in total equities and margins due to the margins generated in the first quarter of 2010.  Current installments of long-term obligations increased $149.6 million due to the reclassification of the 2001 Series A Bonds due March 15, 2011, from long-term obligations.  Commercial paper increased $10.5 million, or 20.4%, due to an increase in working capital requirements and the timing of customer payments for energy and the cash payments for good and services.  Salaries, wages and benefits increased $691.9 thousand, or 11.6%, due to an increase in pension benefits and the timing of the payment of accrued labor.  Fuel payable increased $1.3 million, or 8.6%, caused by the timing of our fuel payments.

These increases were offset by a $151.1 million, or 49.2%, decrease in total long-term obligations, caused by the reclassification of the 2001 Series A Bonds due March 15, 2011 to current portion and to the principal payments on CoBank 2, 3 and 5 in the first quarter of 2010.  Accounts payable decreased $3.2 million, or 30.9%, due to the payment of invoices that were accrued but not paid at December 31, 2009.  Accrued interest decreased $4.3 million, or 71.2%, from December 31, 2009, due to the semi-annual interest payments on the 2001 and 2002 Series A Bonds in the first quarter of 2010.  Other liabilities decreased $543.3 thousand, or 44.0%, caused by the payment of Chugach’s annual gross receipts tax and the payment of the remaining 2009 retirement of patronage capital in the first quarter of 2010.  Deferred liabilities also decreased $178.6 thousand, or 11.0%, caused by a decrease in customer advances for construction.

LIQUIDITY AND CAPITAL RESOURCES

Summary

We ended the first quarter of 2010 with $13.1 million of cash and cash equivalents, up from $3.5 million at December 31, 2009.  We did not utilize the $50.0 million line of credit that we maintain with NRUCFC in the first quarter of 2010, therefore, this line of credit had no outstanding balance and our available borrowing capacity under this line was $50.0 million at March 31, 2010.  We issued commercial paper in the first quarter of 2010 and had $62.0 million of commercial paper outstanding at March 31, 2010, thus our available borrowing capacity under our Commercial Paper Program at March 31, 2010, was $238.0 million.

Cash equivalents consist of all highly liquid debt instruments with a maturity of three months or less when purchased and an Overnight Repurchase Agreement with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the quarters ended March 31, 2010 and 2009.

	2010	2009
Total cash provided by (used in):

Operating activities	6,662,410	16,122,531
Investing activities	(6,139,596)	(2,533,066)
Financing activities	9,081,542	(8,550,972)

Increase in cash and cash equivalents	9,604,356	5,038,493

Operating Activities

Cash provided by operating activities was $6.7 million for the quarter ended March 31, 2010, compared with $16.1 million for the quarter ended March 31, 2009.  Assignable margins increased to $4.6 million in the first quarter of 2010, compared with $4.0 million in the first quarter of 2009.  The increase in assignable margins and depreciation and amortization expense was offset by changes in operating assets and liabilities.  The changes in operating assets and liabilities were due primarily to changes in accounts receivable, fuel cost under-recovery, materials and supplies, prepayments, accounts payable, salaries, wages and benefits and other liabilities.  The accounts receivable change was due primarily to a decrease in the energy and fuel component of consumer’s invoices while the change in fuel cost under-recovery was due to the collection of fuel and purchased power costs recovered through the fuel surcharge process.  The change in materials and supplies was due primarily to the change in inventory needed for the upcoming construction season while the change in prepayments was due primarily to the prepayment of health and welfare premiums for 2010.  The change in accounts payable was due primarily to increased capital spending while the change in salaries, wages and benefits was due primarily to an increase in pension benefits.  The change in other liabilities was due primarily to a decrease in the municipal underground ordinance payable caused by the completion of several under-grounding projects.

Investing Activities

Cash used in investing activities was $6.1 million for the quarter ended March 31, 2010, compared with $2.5 million for the quarter ended March 31, 2009.  The change in cash used in investing activities for the quarter ended March 31, 2010, compared with the quarter ended March 31, 2009, was due to the level of construction activity, primarily related to the SPP project, in the first quarter of 2010 compared to the same period in 2009.  Capital construction for 2010 is estimated at $111.9 million.  Capital improvement expenditures are expected to increase during the second quarter as the construction season begins.

Financing Activities

Cash provided by financing activities was $9.1 million for the quarter ended March 31, 2010, compared to cash used for financing activities of $8.6 million for the quarter ended March 31, 2009.  The change in cash provided by or used in financing activities for the quarter ended March 31, 2010, compared with the quarter ended March 31, 2009, was due primarily to the use of commercial paper to pay long-term debt, as well as the payment of short term borrowings and notes payable in 2009 compared to the issuance of additional commercial paper in the first three months of 2010.  The change was also due to customer advances for construction.

Sources of Liquidity

Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, a $50 million line of credit from NRUCFC and a $300 million Commercial Paper Program.  At March 31, 2010, there was no outstanding balance on our NRUCFC line of credit and $62 million of outstanding commercial paper.  Thus, at March 31, 2010, our available borrowing capacity under our line of credit was $50 million and our available commercial paper capacity was $238 million.

Chugach also has a term loan facility with CoBank.  Loans made under this facility are evidenced by promissory notes governed by the Master Loan Agreement, which became effective on January 22, 2003.

At March 31, 2010, Chugach had the following promissory notes outstanding with this facility:

Promissory Note	Principal Balance	Interest Rate at March 31, 2010	Maturity Date	Principal Payment Dates
CoBank 2	$1,000,000	5.50%	2010	2005 – 2010
CoBank 3	16,914,427	2.50%	2022	2003 – 2022
CoBank 4	19,321,934	2.50%	2022	2003 – 2022
CoBank 5	2,672,997	2.50%	2012	2007 – 2012
Total	$39,909,358

Over the next five years Chugach anticipates incurring increased amounts of capital expenditures due to the construction of a gas fired generation unit, on-going capital needs and refinancing of certain existing debt.  Commercial paper is being issued and will act as a bridge until Chugach converts commercial paper balances to long term debt and to refinance the 2001 and 2002 Series A bonds due 2011 and 2012, respectively.  Chugach is currently exploring all potential sources of long-term financing in anticipation of refinancing the outstanding amount prior to December 31, 2010.  Chugach’s Commercial Paper Program is backed by a $300 million Unsecured Credit Agreement, executed on October 10, 2008, between NRUCFC, KeyBank, CoBank and US Bank.   The credit agreement expires on October 10, 2011, however, at this time, management intends to renew this agreement although the terms may be different.  Chugach began issuing commercial paper in 2009 and had a balance of $62 million outstanding at March 31, 2010.  Our commercial paper can be repriced between one and two hundred and seventy days.

Chugach management continues to expect that cash flows from operations and external funding sources, including additional commercial paper borrowings, will be sufficient to cover operational, financing and capital funding requirements in 2010 and thereafter.

CRITICAL ACCOUNTING POLICIES

Chugach’s accounting and reporting policies comply with U.S. generally accepted accounting principles (GAAP).  The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that effect results of operations and reported amounts of assets and liabilities in the financial statements.  Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach's financial condition and results of its operations, and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies.  Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements.  These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP.  For all of these policies management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  Management has discussed the development and the selection of critical accounting policies with Chugach's Audit Committee. The following policies are considered to be critical accounting policies for the quarter ended March 31, 2010.

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

Unbilled revenue

Chugach calculates unbilled retail revenue at the end of each month to ensure the recognition of a calendar month’s revenue.  Chugach estimates calendar-month unbilled sales based on billing cycle sales, billing cycle read dates, weather and hours of darkness to produce an estimate of calendar sales.  This estimate of calendar sales is calibrated to deliveries measured at Chugach distribution substations, net of losses.  Chugach then uses the calibrated estimate of unbilled billing class determinants to produce an estimate of calendar month revenue.  Chugach accrued $7,481,125 and $9,158,744 of unbilled retail revenue at March 31, 2010 and 2009, respectively.

Allowance for Doubtful Accounts

Chugach maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances, historical bad debt reserves, historical percent of retail revenue that has been deemed uncollectible, our collections process and regulatory requirements.  If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.  If their financial condition improves, allowances may be reduced.  Such allowance changes could have a material effect on our financial condition and results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Information required by this Item is contained in Note 7 to the “Notes to Financial Statements” within Part I of this Form 10-Q.

OUTLOOK

Procuring a new power generation facility, natural gas contracts, low-cost financing and replacement revenue sources for wholesale customer loads that will potentially be leaving in 2014, all while controlling operating expenses to minimize impacts on customer rates,  are some of the challenges Chugach has faced and will continue to face in the near and intermediate term.

These issues, along with emerging energy issues and plans at the state level, will shape how Chugach proceeds into the future.

Chugach has partnered with AML&P to construct and own as tenants in common of a new 183 MW natural gas-fired power plant.  Chugach will own and take approximately 70 percent of the new plant’s output and AML&P will own and take the remaining output.  Currently, major components have been ordered and engineering is moving forward with the anticipation of awarding an Engineering, Procurement and Construction (EPC) contract in May of 2010.  Chugach’s interim financing for the plant will come from a commercial paper borrowing program that was established via a $300 million unsecured credit agreement in 2008.  Given the past volatility in the bond and commercial paper market, close attention will be given to the timing and type of permanent financing Chugach obtains for the new plant and other capital additions.

Chugach is currently exploring all potential sources of long term financing to include federal, state, private placement and the public markets to obtain the lowest cost of financing available for the 2011 and 2012 maturing long-term debt refinancing and requirements for new, long-term financing for our capital additions.

On April 2, 2010, Chugach submitted a new long-term natural gas supply contract with Marathon Alaska Production, LLC (“MAP”), to the RCA.  The new MAP contract will provide gas beginning April 1, 2011, terminating March 31, 2013.  MAP has two contract extension options that can be exercised during the first year of the initial contract.  Marathon could extend the contract to December 31, 2013, by exercising the first contract extension option by March 31, 2011.  The second contract option could be exercised by December 31, 2011, and would extend the contract through December 31, 2014.  The total amount of gas under contract is estimated at 26 billion cubic feet (BCF) for the initial two year term of the contract with volumetric and delivery terms to be determined for each contract extension period that could provide up to an additional 16 BCF through December 31, 2014.  Approval of the contract by the RCA is condition precedent for the effectiveness of the contract and will ensure, in advance, that costs incurred under the contract can be recovered from Chugach’s customers.

The State of Alaska Department of Natural Resources (DNR) completed a preliminary engineering and geological evaluation of the remaining Cook Inlet gas reserves in December of 2009.  The study identified 863 billion cubic feet (BCF) of proved, developed, producing reserves, additional probable reserves of 279 BCF and an additional increment of 353 BCF in high-confidence pay intervals.  Combined, these 1.5 trillion cubic feet of gas reserves are similar to the 1.4 trillion cubic feet of gas reserves identified in a 2004 study undertaken by the Department of Energy in 2004.  Given current demand and deliverability, DNR estimates at minimum a 10-year supply of gas exists in currently producing leases.  DNR does note that economic considerations will play a major role in whether producers continue drilling and development activities to meet demand.  Chugach has been working closely with the state and producers to develop a comprehensive Cook Inlet resource management plan that will meet this goal.  Chugach continues to explore its options for future fuel supply needs by working with developers on commercial terms for natural gas storage and the state of Alaska on energy policies to promote gas development in Cook Inlet and other in-state gas options such as the North Slope Spur Line or Bullet line to Southcentral Alaska.  Chugach is also evaluating natural gas storage and import options as transition gas until in-state gas options are developed.

Notification was made by MEA in 2004 and by HEA in 2007 that neither organization intends to be on the Chugach system under the current contractual arrangements post 2014.  This would result in a loss of approximately 50 percent of Chugach’s power sales load and approximately 40 percent of the utility’s annual sales revenue.  This would also result in a decrease in certain fixed and variable costs, however, the remaining customers will have to shoulder the burden imposed by the remaining costs and will likely face higher rates.  Chugach can sustain operations and meet financial covenants in the event these two wholesale customers leave the system because cost recovery would transfer to the remaining customers on Chugach’s system.

On April 13, 2010, HEA issued a press release stating that HEA’s solely-owned power generation and transmission entity, Alaska Electric and Energy Cooperative, Inc. (AEEC), approved a design engineer to complete design for the Nikiski generation conversion project. AEEC currently owns a 40 MW natural gas fired generation plant that is dispatched as part of Chugach’s overall system.  The conversion project entails adding a steam turbine and increasing the output of the plant to 77 MW.  HEA intends to purchase all of the output from this unit upon expiration of the Chugach contract in 2013.  Chugach is currently negotiating with HEA for generation and transmission reserves necessary to meet the balance of HEA’s power requirements.

MEA does not have significant resources in place at this time that would indicate a complete reduction in service from Chugach is probable or even possible.  Due to the lack of this necessary physical evidence, Chugach is preparing for a continuation of some business with MEA.  At the August 26, 2009, Chugach Board of Directors’ meeting and in a letter dated September 3, 2009, MEA’s then Interim General Manager advised Chugach that MEA desires to open discussions regarding power sales possibilities beyond 2014.

Chugach is continuing to pursue replacement sources of revenue through potential new firm power sales agreements and transmission wheeling and ancillary services tariff revisions.  We believe that successful implementation of new power sales agreements and revised tariffs will mitigate anticipated rate increases in the 2014 and 2015 timeframe.  However, we cannot assure that we will be able to replace sources of revenue or that any replacement of revenue sources or revised tariffs will fully mitigate any anticipated rate increases in this timeframe.

A State of Alaska Energy Plan called for a migration to renewable energy and alternative fuel sources for one half of the state’s energy sales by 2025.  This is in concert with Chugach’s conceptual goal to move from a “90 – 10” (90 percent natural gas fuel source – 10 percent alternative fuel source) generation mix to a “10 – 90” generation mix.  Chugach’s challenge in the coming years will be to find low-cost, highly efficient generation projects that fulfill this goal.

In 2009 and 2010, the Alaska Legislature considered, but did not adopt, legislation to create the Greater Railbelt Energy and Transmission Corporation (GRETC).  The purpose of the corporation was to “plan for the financing, acquisition, construction, ownership, and operation of necessary electric power generation and transmission assets and services that would be necessary to provide the Railbelt with adequate, reliable, safe, and stable electric power and transmission services at the lowest feasible long-term cost.”  The six Railbelt utility governing bodies worked cooperatively on this legislation.  The Railbelt utilities will continue to support establishment of GRETC.  Chugach is an active participant in this process and, with other utilities, will examine alternatives to GRETC and related issues.

Chugach is coordinating with other parties, including the State of Alaska, private developers and other utilities in the planning and potential development of renewable energy resources.  The Alaska legislature approved $10 million in the state capital budget for the Alaska Energy Authority (AEA) to coordinate Railbelt large scale hydro planning, design and permitting.  Chugach will work with AEA and other parties on this effort.

Potential renewable resources that Chugach is actively working with developers include the Fire Island wind project being developed by Cook Inlet Region, Inc., and Mt. Spurr Geothermal being developed by Ormat Technologies, Inc.  Other potential projects include wind power developments in the HEA and GVEA service areas.  Chugach will work with these utilities and may have an opportunity to participate in one or both of these projects.

Approximately 70 percent of Chugach’s employees are represented by the International Brotherhood of Electrical Workers (IBEW).  We have three Collective Bargaining Unit Agreements (CBA) with the IBEW.  We also have an agreement with the Hotel Employees and Restaurant Employees (HERE).  All current agreements were due to expire on June 30, 2010.  On February 24, 2010, the Board of Directors approved extensions of the three IBEW CBA.  The three extensions provide no wage increase in the first year and wage increases tied to changes in the Consumer Price Index (CPI) in the second and third years, with a floor on the minimum increase and a cap on the maximum increase.  The wage increases also have an indirect connection to Chugach’s financial performance.  The contract extensions expire on June 30, 2013.  On April 28, 2010, the Board of Directors approved an extension of the HERE agreement.  The extension contains an increase in the employer health and welfare contribution in each year of the extension but does not provide for a wage or pension increase.  The contract extension expires on June 30, 2013.

ENVIRONMENTAL MATTERS

Compliance with Environmental Standards

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

New Clean Air Act regulations impacting electric utilities may result from future events or may result from new regulatory programs.  On October 30, 2009, EPA published new federal regulations requiring the mandatory reporting of greenhouse gases from all sectors of the economy. Chugach is subject to this new regulation, which is not expected to have a material effect on our results of operations, financial position, and cash flows.  While we cannot predict whether any additional new regulation would occur or its limitation, it is possible that new laws or regulations could increase our capital and operating costs. We have obtained or applied for all Clean Air Act permits currently required for the operation of our generating facilities.

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

Interest Rate Risk

At March 31, 2010, our short- and long- term debt was comprised of our 2001 and 2002 Series A Bonds, promissory notes owed to CoBank and outstanding commercial paper.

The interest rates of our 2001 and 2002 Series A Bonds are fixed at 6.55 and 6.20 percent, respectively, per annum.  At March 31, 2010, we had $270.0 million of 2001 and 2002 Series A Bonds outstanding.  The fair value at March 31, 2010, was $287.9 million.

The interest rate of one of our promissory notes owed to CoBank is fixed at 5.50% per annum.  At March 31, 2010, we had $1.0 million of fixed rate debt outstanding with CoBank.

Chugach is exposed to market risk from changes in interest rates associated with our other credit facilities.  Our credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the London Interbank Offered Rate (LIBOR) or the base rate or prime rate of our lenders.  A 100 basis-point rise in interest rates would increase our interest expense by approximately $1.0 million, and a 100 basis point decline in interest rates would decrease our interest expenses by approximately $322.9 thousand, based on $100.9 million of variable rate debt outstanding at March 31, 2010.

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

On April 2, 2010, Chugach submitted a new long-term natural gas supply contract with Marathon Alaska Production, LLC (“MAP”), to the RCA.  The new MAP contract will provide gas on April 1, 2011, terminating March 31, 2013.  MAP has two contract extension options that can be exercised during the first year of the initial contract.  Marathon could extend the contract to December 31, 2013, by exercising the first contract extension option by March 31, 2011.  The second contract option could be exercised by December 31, 2011, and would extend the contract through December 31, 2014.  The total amount of gas under contract is estimated at 26 billion cubic feet (BCF) for the initial two year term of the contract with volumetric and delivery terms to be determined for each contract extension period that could provide up to an additional 16 BCF through December 31, 2014.  Approval of the contract by the RCA is condition precedent for the effectiveness of the contract and will ensure, in advance, that costs incurred under the contract can be recovered from Chugach’s customers.

The RCA approved inclusion of all fuel (gas) and transportation costs related to our current contracts in the calculation of Chugach’s fuel surcharge process which will ensure, in advance, that costs incurred under the contracts can be recovered from Chugach’s customers.  The fuel surcharge process allows Chugach to recover its current fuel and purchased power costs with minimal regulatory lag.  To the extent the regulated fuel recovery process does not provide for the timely recovery of fuel expenses, Chugach could experience a material negative impact on its cash flows.  Chugach has line of credit and commercial paper borrowing capacity to mitigate this risk.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	RESERVED

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Letter of Agreement By and Between the Registrant and the Hotel Employees and Restaurant Employees Union Local 878 dated effective July 1, 2010.

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Bradley W. Evans
Bradley W. Evans
Chief Executive Officer

By:	/s/ Michael R. Cunningham
Michael R. Cunningham
Chief Financial Officer

Date:	May 13, 2010

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description

10.58.1	Letter of Agreement By and Between the Registrant and the Hotel Employees and Restaurant Employees Union Local 878 dated effective July 1, 2010

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002