Form 10-Q
period 2010-06-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2010-08-09
CIK 878004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
☐Yes  ☐No
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
☐Yes  ☒No

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

The unaudited financial statements and notes to the financial statements of Chugach as of and for the quarter ended June 30, 2010, follow.

Chugach Electric Association, Inc.
Balance Sheets
(Unaudited)

Assets	June 30, 2010	December 31, 2009

Utility Plant:
Electric Plant in service	$848,131,383	$834,467,734
Construction work in progress	57,627,406	48,383,610
Total utility plant	905,758,789	882,851,344
Less accumulated depreciation	(436,755,631)	(420,464,808)
Net utility plant	469,003,158	462,386,536

Other property and investments, at cost:
Nonutility property	24,461	24,461
Special Funds	321,338	345,792
Investments in associated organizations	12,026,812	12,333,936
Total other property and investments	12,372,611	12,704,189

Current assets:
Cash and cash equivalents	16,850,404	3,503,765
Special deposits	233,037	125,037
Fuel cost under-recovery	193,337	278,164
Accounts receivable, net	21,351,976	32,764,733
Materials and supplies	34,048,744	29,990,618
Prepayments	2,732,884	1,261,897
Other current assets	148,386	246,380
Total current assets	75,558,768	68,170,594

Deferred charges, net	20,981,518	22,037,407

Total assets	$577,916,055	$565,298,726

Chugach Electric Association, Inc.
Balance Sheets (continued)
(Unaudited)

Liabilities, Equities and Margins	June 30, 2010	December 31, 2009

Equities and margins:
Memberships	$1,452,568	$1,432,054
Patronage capital	147,571,946	144,228,221
Other	10,650,749	10,660,322
Total equities and margins	159,675,263	156,320,597

Long-term obligations, excluding current installments:
Bonds payable	120,000,000	270,000,000
National Bank for Cooperatives	35,015,883	37,301,819
Total long-term obligations	155,015,883	307,301,819

Current liabilities:
Current installments of long-term obligations	153,306,861	4,118,028
Commercial Paper	62,000,000	51,500,000
Accounts payable	8,872,078	10,212,105
Consumer deposits	2,264,213	2,447,140
Fuel cost over-recovery	5,276,354	3,511,422
Accrued interest	6,063,303	6,067,630
Salaries, wages and benefits	6,882,118	5,956,320
Fuel	15,631,381	14,658,058
Other liabilities	1,340,933	1,234,371
Total current liabilities	261,637,241	99,705,074

Deferred compensation	321,338	345,792
Deferred liabilities	1,266,330	1,625,444

Total liabilities, equities and margins	$577,916,055	$565,298,726

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2010	2009	2010	2009

Operating revenues	$59,444,167	$69,239,153	$126,155,212	$152,656,223

Operating expenses:
Fuel	25,255,563	33,235,760	54,513,884	73,463,068
Production	4,161,320	3,651,950	7,975,136	8,038,831
Purchased power	6,681,048	9,757,529	12,129,453	20,943,056
Transmission	1,334,873	1,306,411	2,701,635	2,669,017
Distribution	3,234,161	3,444,131	5,992,374	6,257,354
Consumer accounts	1,414,863	1,362,797	2,742,085	2,585,506
Administrative, general and other	5,435,612	5,008,436	10,559,990	10,086,941
Depreciation and amortization	8,199,402	8,031,393	16,322,749	15,999,147
Total operating expenses	55,716,842	65,798,407	112,937,306	140,042,920

Interest on long-term debt	2,174,903	5,052,093	7,199,214	10,125,165
Other	3,073,163	248,897	3,264,098	603,267
Charged to construction	(224,299)	(136,502)	(422,640)	(257,914)
Net interest expenses	5,023,767	5,164,488	10,040,672	10,470,518
Net operating margins	(1,296,442)	(1,723,742)	3,177,234	2,142,785

Nonoperating margins:
Interest income	79,280	13,150	155,052	92,997
Capital credits, patronage dividends and other	18,970	48,358	38,061	80,212
Total nonoperating margins	98,250	61,508	193,113	173,209

Assignable margins	$(1,198,192)	$(1,662,234)	$3,370,347	$2,315,994

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Assignable margins	$3,370,347	$2,315,994

Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation	16,322,749	15,999,147
Amortization and depreciation cleared to operating expenses	2,569,139	2,378,107
Capitalized interest	(453,370)	(336,841)
Other	4,393	0

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	11,412,757	4,220,796
Fuel cost under-recovery	84,827	11,788,078
Materials and supplies	(4,058,126)	(2,232,104)
Prepayments	(1,470,987)	374,814
Other assets	355,587	70,218
Deferred charges	(957,739)	(1,189,017)

Increase (decrease) in liabilities:
Accounts payable	(2,219,895)	(548,971)
Consumer deposits	(182,927)	9,749
Fuel cost over-recovery	1,764,932	958,526
Accrued interest	(4,327)	(79,767)
Salaries, wages and benefits	925,798	(75,705)
Fuel	973,323	(3,472,682)
Other liabilities	629,589	(506,579)
Deferred liabilities	(27,047)	(25,689)
Net cash provided by operating activities	29,039,023	29,648,074

Cash flows from investing activities:
Extension and replacement of plant	(23,293,244)	(10,444,800)
Net cash used for investing activities	(23,293,244)	(10,444,800)

Cash flows from financing activities:
Payments of notes payable	0	(2,860,000)
Repayments of long-term obligations	(3,097,103)	(45,887,502)
Proceeds from short-term borrowing	10,500,000	45,503,000
Repayments of short-term borrowing	0	(19,498,000)
Memberships and donations (received) refunded	10,941	(64,302)
Retirement of patronage capital and estate payments	(141,396)	(130,941)
Net receipts on consumer advances for construction	328,418	48,271
Net cash provided by (used for) financing activities	7,600,860	(22,889,474)

Net increase (decrease) in cash and cash equivalents	13,346,639	(3,686,200)

Cash and cash equivalents at beginning of period	$3,503,765	$7,491,302

Cash and cash equivalents at end of period	$16,850,404	$3,805,102

Supplemental disclosure of non-cash investing and financing activities
Redeployment (retirement) of plant	$(47,039)	$643,647
Extension and replacement of plant included in accounts payable	$5,284,536	$2,513,568
Supplemental disclosure of cash flow information - interest expense paid, excluding amounts capitalized	$9,557,815	$9,756,057

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Notes to Financial Statements
June 30, 2010 and 2009

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

In preparing the financial statements, management of Chugach is required to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the reporting period.  Estimates include the allowance for doubtful accounts, deferred charges and credits, unbilled revenue and the estimated useful life of utility plant.  Actual results could differ from those estimates.

Chugach Electric Association, Inc.
Notes to Financial Statements
June 30, 2010 and 2009

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

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code.  For the six month periods ended June 30, 2010 and 2009, Chugach was in compliance with that code section.  In addition, Chugach collects sales tax and is assessed gross receipts and excise taxes which are presented on a net basis in accordance with FASB ASC 605-45-50, “Topic 605 – Revenue Recognition – Subtopic 45 – Principal Agent Considerations – Section 50 – Disclosure.”

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

Chugach Electric Association, Inc.
Notes to Financial Statements
June 30, 2010 and 2009

On October 15, 2009, the RCA consolidated Docket U-09-080 (General Rate Case) and Docket U-09-97 (Depreciation Study Update, explained below).

Chugach reached a settlement with its wholesale customers, HEA, MEA and SES, which resolved issues in both the general rate case and the depreciation study update.  The settlement, along with a request to vacate schedule, was filed with the RCA on May 21, 2010.  On June 2, 2010, the RCA granted the request to vacate schedule.  The RCA has indicated that it will issue a final order in the consolidated case by September 16, 2010.

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

As indicated in the discussion under the 2008 Test Year General Rate Case above, the RCA consolidated the depreciation study update with the general rate case.  A hearing was held in June of 2010, which addressed unresolved depreciation issues between Chugach and the Attorney General, who acts as the public advocate on behalf of rate payers in RCA cases.  The RCA has indicated that it will issue a final order in the consolidated case by September 16, 2010.

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

Chugach Electric Association, Inc.
Notes to Financial Statements
June 30, 2010 and 2009

On April 21, 2010, the RCA opened docket U-10-20 to consider Chugach’s request to implement the simplified rate filing process.  A technical conference was held on June 1, 2010, to discuss guidelines that Chugach should follow in future simplified rate filings.  All parties agreed to modify the deadline for a final order to July 26, 2010.

A public hearing was held on July 19, 2010.  The parties to the docket entered into a stipulation on the outstanding issues in the case and the RCA issued a bench order at the hearing approving the stipulation.  A formal written order was issued on July 26, 2010.

As a result of the approval, Chugach will file Simplified Rate Filings based on the twelve months ended June and December of each year.  Chugach’s initial filing under this process will be based on the June 30, 2010 test year for possible rate adjustments during the fourth quarter of 2010.

Natural Gas Contract Submittal

On April 2, 2010, Chugach submitted a new long-term natural gas supply contract with Marathon Alaska Production, LLC (“MAP”), to the RCA.  The new MAP contract will provide gas beginning April 1, 2011, terminating March 31, 2013.  MAP has two contract extension options that can be exercised during the first year of the initial contract.  MAP could extend the contract to December 31, 2013, by exercising the first contract extension option by March 31, 2011.  The second contract option could be exercised by December 31, 2011, and would extend the contract through December 31, 2014.  The total amount of gas under contract is estimated at 26 billion cubic feet (BCF) for the initial two year term of the contract with volumetric and delivery terms to be determined for each contract extension period that could provide up to an additional 16 BCF through December 31, 2014.  The RCA approved the gas supply contract effective May 17, 2010.

Net Metering Regulations

On June 16, 2010, regulations establishing net metering requirements for certain electric utilities became effective.  Net metering allows a customer to install and use certain types of renewable generation to offset their monthly usage and sell excess power to their serving utility.  The net metering requirements adopted by the RCA apply to Chugach and nine other Alaska electric utilities.  The RCA’s order limits customer generation to units up to 25 kilowatts and installations must comply with approved interconnection standards.  Chugach has approved interconnection standards and non-firm buy-back rates in its tariff.  On June 17, 2010, Chugach filed with the RCA the final summary tariff necessary to implement net metering.  The RCA approved the tariff effective August 2, 2010.

Southcentral Power Project (SPP)

On June 30, 2010, Chugach filed a petition with the RCA for advance determination of decisional prudence and assurance of cost recovery for the Southcentral Power Project.  The petition seeks regulatory assurance of future recovery in rates of the contract amounts Chugach has already executed beginning after an appropriate rate proceeding is completed such that recovery of SPP costs begin coincident with the date the SPP goes into service.  Chugach determined that substantial benefit will flow to our members if certain advance regulatory approvals are obtained to provide additional assurances to potential lenders.

Chugach Electric Association, Inc.
Notes to Financial Statements
June 30, 2010 and 2009

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

In addition, Chugach had a $75 million line of credit available with NRUCFC until January 30, 2009, when it was permanently reduced to $50 million pursuant to the terms of the Amendment To Revolving Line of Credit Agreement.  Chugach did not utilize this line of credit in the first half of 2010 and had no outstanding balance at June 30, 2010.  Chugach utilized this line of credit in the first quarter of 2009 but issued commercial paper to repay the balance.  Therefore, there was no outstanding balance at December 31, 2009.  The borrowing rate is calculated using the total rate per annum as may be fixed by NRUCFC and will not exceed the Prevailing Prime Rate, plus one percent per annum.  At June 30, 2010, and December 31, 2009, the borrowing rate was 4.95%.

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

Chugach Electric Association, Inc.
Notes to Financial Statements
June 30, 2010 and 2009

Chugach began issuing commercial paper in January 2009.  Chugach had $62.0 million and $51.5 million of commercial paper outstanding at June 30, 2010, and December 31, 2009, respectively.  Our commercial paper can be repriced between one and two hundred and seventy days.

The following table provides information regarding average commercial paper balances outstanding for the quarter ended June 30 (dollars in millions), as well as corresponding weighted average interest rates:

2010		2009
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$59.2	0.33%	$43.8	0.55%

6.	LEGAL PROCEEDINGS

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

ASC Update 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”

In January 2010, the FASB issued ASC Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.”  ASC Update 2010-06 applies to all entities that are required to make disclosures about recurring or nonrecurring fair value measurements and expands the disclosures required based on the measurement Level.  This update is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for certain Level 3 transactions.  Those transaction disclosure requirements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Chugach began application of ASC Update 2010-06 during the quarter ended March 31, 2010.  Application did not have a material effect on our results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.
Notes to Financial Statements
June 30, 2010 and 2009

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
June 30, 2010 and 2009

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

Chugach Electric Association, Inc.
Notes to Financial Statements
June 30, 2010 and 2009

The table below presents the balance of Chugach’s non-qualified deferred compensation plan assets measured at fair value on a recurring basis at June 30, 2010, and December 31, 2009.

	Total	Level 1	Level 2	Level 3
June 30, 2010	$321,338	$321,338	$0	$0
December 31, 2009	$345,792	$345,792	$0	$0

Chugach had no Level 2 or Level 3 assets or liabilities measured at fair value on a recurring basis.

Fair Value of Financial Instruments

The estimated fair values (in thousands) of the long-term obligations included in the financial statements at June 30, 2010, are as follows:

	Carrying Value	Fair Value
Long-term obligations (including current installments)	$370,323	$384,929

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.  The fair value of long-term debt has been determined using discounted future cash flows at borrowing rates currently available to Chugach, which are considered to be level 2 inputs.  The fair value of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying value due to their short-term nature.

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
June 30, 2010 and 2009

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

Generation Commitments

Chugach is in the process of developing a natural gas-fired generation plant on land owned by Chugach near its Anchorage headquarters.  The Southcentral Power Project (SPP) will be developed and owned as tenants in common with Anchorage Municipal Light & Power (AML&P). Chugach will own and take approximately 70 percent of the new plant’s output and AML&P will own and take the remaining output.  Chugach will proportionately account for its ownership in the SPP.

On November 17, 2008, Chugach executed a gas turbine purchase agreement for the purchase of three gas turbines with General Electric Packaged Power (GEPP).  During 2009 Chugach executed several amendments associated with its purchase agreement with GEPP, which included the purchase of a spare engine for maintenance purposes.  In December 2008, Chugach purchased land adjacent to its Anchorage headquarters for SPP use during construction.  Chugach executed an Owner’s Engineer Services Contract on May 12, 2009.  This contract expired on December 31, 2009, but was later renewed effective January 1, 2010.  On January 5, 2010, Chugach executed a Services Contract for the shipment of the combustion turbine generators and related accessories.  On February 25, 2010, Chugach purchased additional land adjacent to its Anchorage headquarters for the laydown of equipment displaced by the new power plant.  On April 13, 2010, Chugach executed a steam turbine generator (STG) purchase agreement.  On June 18, 2010, Chugach executed an Engineering, Procurement, and Construction (EPC) contract with SNC-Lavalin Constructors, Inc. (SLCI).  Chugach made payments of $25.0 million in 2009 and $19.7 million in the first half of 2010, with additional payments of $37.0 million expected in 2010 pursuant to all these contracts.  Chugach is currently proceeding with a Request for Bid (RFB) for a Once Through Steam Generator (OTSG) equipment contract and a Request for Proposal (RFP) for the transportation of the STG to be awarded in 2010.

Chugach Electric Association, Inc.
Notes to Financial Statements
June 30, 2010 and 2009

Labor Agreements

Approximately 70 percent of Chugach’s employees are represented by the International Brotherhood of Electrical Workers (IBEW).  We have three Collective Bargaining Unit Agreements (CBA) with the IBEW.  We also have an agreement with the Hotel Employees and Restaurant Employees (HERE).  All current agreements were due to expire on June 30, 2010.  On February 24, 2010, the Board of Directors approved three year extensions of all three IBEW CBA’s.  The three extensions provide no wage increase in the first year and wage increases tied to changes in the Consumer Price Index (CPI) in the second and third years, with a floor on the minimum increase and a cap on the maximum increase.  The wage increases also have an indirect connection to Chugach’s financial performance.  The contract extensions expire on June 30, 2013.  On April 28, 2010, the Board of Directors approved a three year extension of the HERE agreement.  The extension contains an increase in the employer health and welfare contribution in each year of the extension but does not provide for a wage or pension increase.  The contract extension expires on June 30, 2013.

11.	ECONOMY ENERGY SALES

Since 1989, we have sold economy (non-firm) energy to Golden Valley Electric Association, Inc. (GVEA) under an agreement that expired on March 31, 2009.  On April 6, 2010, Chugach and GVEA finalized an agreement for Chugach to provide a minimum of 20 MW of economy energy to GVEA on a non-firm basis based on an interruptible gas supply arrangement.  The agreement commenced on May 1, 2010, and will continue through March 31, 2013, pending annual commitments from gas suppliers.  The price to GVEA will include the cost of fuel (based on a system average heat rate), plus variable operations and maintenance expense, plus a margin.  Sales will be made under the terms and conditions of Chugach’s economy energy sales tariff.

12.	BRADLEY LAKE HYDROELECTRIC PROJECT

Chugach is a participant in the Bradley Lake Hydroelectric Project (Bradley Lake).  Bradley Lake was built and financed by the Alaska Energy Authority (AEA) through State of Alaska grants and $166,000,000 of revenue bonds.  Chugach and other participating utilities have entered into take-or-pay power sales agreements under which shares of the project capacity have been purchased and the participants have agreed to pay a like percentage of annual costs of the project (including ownership, operation and maintenance costs, debt service costs and amounts required to maintain established reserves).  Under these take-or-pay power sales agreements, the participants have agreed to pay all project costs from the date of commercial operation, even if no energy is produced.  Chugach has a 30.4 percent share of the project’s capacity.  The share of debt service, exclusive of interest, for which Chugach has guaranteed, is approximately $34 million. Upon the default of a Bradley Lake participant, and subject to certain other conditions, AEA, through Alaska Industrial Development and Export Authority, is entitled to increase each participant’s share of costs pro rata, to the extent necessary to compensate for the failure of another participant to pay its share, provided that no participant’s percentage share is increased by more than 25 percent.  Upon default, Chugach could be faced with annual expenditures of approximately $5.4 million as a result of Chugach’s Bradley Lake take-or-pay obligations.

Chugach Electric Association, Inc.
Notes to Financial Statements
June 30, 2010 and 2009

On July 1, 2010, AEA issued $28,800,000 of Power Revenue Refunding Bonds, Sixth Series, for purposes of refunding $30,640,000 of the Fifth Series Bonds.  The refunded Fifth Series Bonds were called on August 2, 2010.  The refunding resulted in aggregate debt service payments over the next eleven years in a total amount approximately $3,300,000 less than the debt service payments which would have been due on the refunded bonds.  Refunding the Fifth Series Bonds resulted in an economic gain of approximately $2,350,000.  Economic gain is calculated as the net difference between the present value of the old debt service requirements and the present value of the new debt service requirements, discounted at the effective interest rate and adjusted for additional cash paid.  Chugach’s share of these savings will be approximately $714.3 thousand.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information contained under the caption “CAUTION REGARDING FORWARD-LOOKING STATEMENTS” at the beginning of this report.

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins increased $464.0 thousand, or 27.9%, during the second quarter of 2010 compared to the same quarter in 2009.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased $9.8 million, or 14.2%, in the second quarter of 2010 compared to the same quarter in 2009.  This decrease was due primarily to lower fuel and purchased power expense recovered through the fuel and purchased power surcharge process.

Retail revenue decreased in the second quarter of 2010 compared to the same quarter in 2009.  Fuel and purchased power expense recovered through the fuel and purchased power surcharge process decreased due primarily to lower fuel prices in the second quarter of 2010 compared to the same period in 2009, which was slightly offset by an increase in base revenue due to higher retail kWh sales and an increase in rates charged to retail customers as a result of Chugach’s 2008 Test Year Rate Case.

Wholesale revenue decreased in the second quarter of 2010 compared to the same quarter in 2009.  Fuel and purchased power expense recovered through the fuel and purchased power surcharge process decreased due primarily to lower fuel prices in the second quarter of 2010 compared to the same period in 2009.  Base revenue did not materially change in the second quarter of 2010 compared to the same quarter in 2009.  An increase in kWh sales and in rates as a result of Chugach’s 2008 Test Year Rate Case was offset by a decrease in demand charges.  Economy energy revenue increased during the second quarter of 2010 compared to the same quarter in 2009 due to increased sales to Golden Valley Electric Association, Inc. (GVEA) as it was more economic for GVEA to purchase power from Chugach than to generate power in the second quarter of 2010 compared to the second quarter of 2009.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $6.1 million to Chugach’s fixed costs for the quarter ended June 30, 2010, and $6.5 million for the quarter ended June 30, 2009, respectively.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended June 30, 2010 and 2009:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2010	2009	% Variance	2010	2009	% Variance	2010	2009	% Variance

Retail
Residential	$10.1	$9.7	4.1%	$5.5	$9.2	(40.2%)	$15.6	$18.9	(17.5%)
Small Commercial	$1.7	$1.9	(10.5%)	$1.2	$2.1	(42.9%)	$2.9	$4.0	(27.5%)
Large Commercial	$6.9	$6.5	6.2%	$5.5	$9.5	(42.1%)	$12.4	$16.0	(22.5%)
Lighting	$0.4	$0.3	33.3%	$0.0	$0.0	0.0%	$0.4	$0.3	33.3%
Total Retail	$19.1	$18.4	3.8%	$12.2	$20.8	(41.3%)	$31.3	$39.2	(20.2%)

Wholesale
HEA	$2.9	$2.9	0.0%	$4.7	$8.2	(42.7%)	$7.6	$11.1	(31.5%)
MEA	$4.4	$4.5	(2.2%)	$7.2	$12.3	(41.5%)	$11.6	$16.8	(31.0%)
SES	$0.3	$0.3	0.0%	$0.6	$1.2	(50.0%)	$0.9	$1.5	(40.0%)
Total Wholesale	$7.6	$7.7	(1.3%)	$12.5	$21.7	(42.4%)	$20.1	$29.4	(31.6%)

Economy Sales	$1.3	$0.0	100.0%	$6.1	$0.0	100.0%	$7.4	$0.0	100.0%
Miscellaneous	$0.6	$0.6	0.0%	$0.0	$0.0	0.0%	$0.6	$0.6	0.0%

Total Revenue	$28.6	$26.7	7.1%	$30.8	$42.5	(27.5%)	$59.4	$69.2	(14.2%)

The following table summarizes kWh sales for the quarter ended June 30:

Customer	2010 kWh	2009 kWh

Retail	268,587,031	265,271,449
Wholesale	286,142,286	283,348,845
Economy Energy	90,694,000	120,000

Total	645,423,317	548,740,294

Base rates charged to retail and wholesale customers in the second quarter of 2010 include base rate changes effective October 9, 2009.  The base rate changes were effective on an interim and refundable basis and were the result of proposed rates included in Chugach’s 2008 Test Year Rate Case filed with the RCA on June 23, 2009.   Base rates charged to retail customers increased 3.3 percent and base rates charged to wholesale customers HEA, MEA and SES increased 7.8 percent, 2.0 percent and 9.7 percent, respectively, in the second quarter of 2010 compared to the second quarter of 2009.

Total operating expenses decreased $10.1 million, or 15.3%, in the second quarter of 2010 over the same quarter in 2009.

Fuel expense decreased $8.0 million, or 24.0%, in the second quarter of 2010 compared to the same quarter in 2009. The decrease was due primarily to a decrease in fuel price, which was partially offset by an increase in fuel used.  The increase in fuel used was caused primarily by an increase in economy energy sales and higher retail and wholesale kWh sales.  In the second quarter of 2010, Chugach used 7,155,753 thousand cubic feet (MCF) of fuel at an average effective price of $4.12 per MCF, which includes 1,031,863 MCF of fuel that is recorded as purchased power expense.  In the second quarter of 2009, Chugach used 5,951,003 MCF of fuel at an average effective price of $6.73 per MCF, which includes 1,009,689 MCF of fuel that is recorded as purchased power.

Production expense increased $509.4 thousand, or 13.9%, in the second quarter of 2010 compared to the same quarter in 2009. The increase was due to Bernice Lake Unit 3 annual maintenance in the second quarter of 2010 and the transfer of repairs at Cooper Lake to deferred charges in 2009, which was somewhat offset by expenditures associated with the water treatment system at the Bernice Lake Power Plant in 2009.

Purchased power expense, which includes the cost of 1,031,863 MCF of fuel associated with purchases from the Nikiski Cogeneration plant, decreased $3.1 million, or 31.5%, in the second quarter of 2010 compared to the same quarter in 2009 due to a decrease in the effective price, primarily associated with the price of fuel, which was slightly offset by an increase in MWh purchased.  In the second quarter of 2010, Chugach purchased 131,220 MWh of energy at an average effective price of 4.84 cents per kWh.  In the second quarter of 2009, Chugach purchased 122,616 MWh of energy at an average effective price of 7.70 cents per kWh.

Transmission expense did not materially change in the second quarter of 2010 compared to the same quarter in 2009.

Distribution expense decreased $210.0 thousand, or 6.1%, in the second quarter of 2010 compared to the same quarter in 2009.  The decrease was due to less line clearing in the second quarter of 2010 compared to the same quarter in 2009.

Consumer accounts did not materially change in the second quarter of 2010 compared to the same quarter in 2009.

Administrative, general and other expenses increased $427.2 thousand, or 8.5%, in the second quarter of 2010 compared to the same quarter in 2009.  The increase was due primarily to preliminary survey and investigation charges of abandoned projects, obsolete inventory and current costs associated with prior workers compensation claims in the second quarter of 2010 compared to the same quarter in 2009.

Depreciation and amortization expense did not materially change in the second quarter of 2010 compared to the same quarter in 2009.

Interest on long-term debt decreased $2.9 million, or 56.9%, in the second quarter of 2010 compared to the same quarter in 2009.  The decrease was due primarily to the reclassification of the interest expense associated with the 2001 Series A Bonds, due March 15, 2011, from long-term to short-term and a lower debt balance in 2010 as a result of principal payments on our CoBank debt.  That decrease was somewhat offset by an increase in interest rates in the second quarter of 2010 compared to the same quarter in 2009.

Other interest expense increased $2.8 million in the second quarter of 2010 compared to the same quarter in 2009.  The increase was due primarily to the reclassification of the interest expense associated with the 2001 Series A Bonds, due March 15, 2011, from long-term to short-term and the difference between the balance and associated interest rate of our commercial paper in the second quarter of 2010 compared to the same quarter in 2009.

Interest charged to construction increased $87.8 thousand, or 64.3%, in the second quarter of 2010 compared to the same quarter in 2009 due primarily to an increase in the average Construction Work in Progress (CWIP) balance that is debt financed.  That was due primarily to expenditures associated with the SPP project.

Non-operating margins increased $36.7 thousand, or 59.7%, in the second quarter of 2010 compared to the same quarter in 2009.  The increase was due primarily to an increase in interest income caused by a higher cash balance in the second quarter of 2010 compared to the same quarter in 2009, which was somewhat offset by a decrease in Allowance for Funds Used During Construction (AFUDC) caused by a lower average CWIP balance that is equity financed.

Current Year to Date versus Prior Year to Date

Assignable margins increased $1.0 million, or 45.5%, during the first half of 2010 compared to the same period in 2009.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased $26.5 million, or 17.4%, in the first half of 2010 compared to the same period in 2009.  This decrease was due primarily to lower fuel and purchased power expense recovered through the fuel and purchased power surcharge process.

Retail revenue decreased in the first half of 2010 compared to the same period in 2009.  Base revenue increased due to an increase in rates charged to retail customers as a result of Chugach’s 2008 Test Year Rate Case, which was partially offset by lower retail kWh sales caused by a change in consumer consumption patterns.  Fuel and purchased power expense recovered through the fuel and purchased power surcharge process decreased due primarily to lower fuel prices in the first half of 2010 compared to the same period in 2009.

Wholesale revenue decreased in the first half of 2010 compared to the same period in 2009.  Base revenue decreased due to lower wholesale kWh sales in the first half of 2010 as a result of changes in consumer consumption patterns, which was somewhat offset by an increase in rates charged to wholesale customers as a result of Chugach’s 2008 Test Year Rate Case.  Fuel and purchased power expense recovered through the fuel and purchased power surcharge process decreased due primarily to lower fuel prices in the first half of 2010 compared to the same period in 2009.  Economy energy revenue increased during the first half of 2010 compared to the same period in 2009 due to increased sales to Golden Valley Electric Association, Inc. (GVEA) as it was more economic for GVEA to purchase power from Chugach than to generate power in the first half of 2010 compared to the first half of 2009.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $13.6 million to Chugach’s fixed costs for the six months ended June 30, 2010, and $14.6 million for the six months ended June 30, 2009, respectively.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the six months ended June 30, 2010 and 2009:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2010	2009	% Variance	2010	2009	% Variance	2010	2009	% Variance

Retail
Residential	$22.6	$22.5	0.4%	$12.7	$21.3	(40.4%)	$35.3	$43.8	(19.4%)
Small Commercial	$3.7	$4.1	(9.8%)	$2.7	$4.6	(41.3%)	$6.4	$8.7	(26.4%)
Large Commercial	$14.0	$13.5	3.7%	$11.5	$19.1	(39.8%)	$25.5	$32.6	(21.8%)
Lighting	$0.7	$0.6	16.7%	$0.1	$0.2	(50.0%)	$0.8	$0.8	(0.0%)
Total Retail	$41.0	$40.7	0.7%	$27.0	$45.2	(40.3%)	$68.0	$85.9	(20.8%)

Wholesale
HEA	$5.9	$5.8	1.7%	$9.8	$17.5	(44.0%)	$15.7	$23.3	(32.6%)
MEA	$10.6	$10.9	(2.8%)	$16.1	$27.3	(41.0%)	$26.7	$38.2	(30.1%)
SES	$0.6	$0.6	0.0%	$1.3	$2.3	(43.5%)	$1.9	$2.9	(34.5%)
Total Wholesale	$17.1	$17.3	(1.2%)	$27.2	$47.1	(42.3%)	$44.3	$64.4	(31.2%)

Economy Sales	$2.3	$0.2	1050.0%	$10.3	$0.9	1044.4%	$12.6	$1.1	1045.5%
Miscellaneous	$1.2	$1.2	0.0%	$0.0	$0.0	0.0%	$1.2	$1.2	0.0%

Total Revenue	$61.6	$59.4	3.7%	$64.5	$93.2	(30.8%)	$126.1	$152.6	(17.4%)

The following table summarizes kWh sales for the six months ended June 30:

Customer	2010 kWh	2009 kWh

Retail	577,283,101	591,710,865
Wholesale	618,060,252	635,311,445
Economy Energy	159,464,000	13,864,300

Total	1,354,807,353	1,240,886,610

Base rates charged to retail and wholesale customers in the first half of 2010 include base rate changes effective October 9, 2009.  The base rate changes were effective on an interim and refundable basis and were the result of proposed rates included in Chugach’s 2008 Test Year Rate Case filed with the RCA on June 23, 2009.   Base rates charged to retail customers increased 3.3 percent and base rates charged to wholesale customers HEA, MEA and SES increased 7.8 percent, 2.0 percent and 9.7 percent, respectively, in the first half of 2010 compared to the same period in 2009.

Total operating expenses decreased $27.1 million, or 19.4%, in the first half of 2010 over the same period in 2009.

Fuel expense decreased $18.9 million, or 25.8%, in the first half of 2010 compared to the same period in 2009.  The decrease was due primarily to a decrease in fuel price, which was partially offset by an increase in fuel used.  The increase in fuel used was caused primarily by an increase in economy energy sales, which was partially offset by lower retail and wholesale kWh sales.  In the first half of 2010, Chugach used 14,644,870 MCF of fuel at an average effective price of $4.15 per MCF, which includes 1,518,298 MCF of fuel that is recorded as purchased power expense.  In the first half of 2009, Chugach used 12,984,378 MCF of fuel at an average effective price of $6.75 per MCF, which includes 2,097,487 MCF of fuel that is recorded as purchased power.

Production expense did not materially change in the first half of 2010 compared to the same period in 2009.

Purchased power expense, which includes the cost of 1,518,298 MCF of fuel associated with purchases from the Nikiski Cogeneration plant, decreased $8.8 million, or 42.1%, in the first half of 2010 compared to the same period in 2009.  The decrease was due to a decrease in the effective price, primarily associated with the price of fuel and the unavailability of purchases from the Nikiski plant in the first quarter due to maintenance.  In the first half of 2010, Chugach purchased 225,483 MWh of energy at an average effective price of 5.07 cents per kWh.  In the first half of 2009, Chugach purchased 249,317 MWh of energy at an average effective price of 8.12 cents per kWh.

Transmission expense did not materially change in the first half of 2010 compared to the same period in 2009.

Distribution expense did not materially change in the first half of 2010 compared to the same period in 2009.

Consumer accounts increased $156.6 thousand, or 6.1%, in the first half of 2010 compared to the same period in 2009 due primarily to an increase in labor associated with service disconnects and customer records, collection and assistance.

Administrative, general and other expenses did not materially change in the first half of 2010 compared to the same period in 2009.

Depreciation and amortization expense did not materially change in the first half of 2010 compared to the same period in 2009.

Interest on long-term debt decreased $2.9 million, or 28.9%, in the first half of 2010 compared to the same period in 2009.  The decrease was due primarily to the reclassification of the interest expense associated with the 2001 Series A Bonds, due March 15, 2011, from long-term to short-term and a lower debt balance in 2010 as a result of principal payments on our CoBank debt.  That decrease was somewhat offset by an increase in interest rates in the first half of 2010 compared to the same period in 2009.

Other interest expense increased $2.7 million in the first half of 2010 compared to the same period in 2009.  The increase was due primarily to the reclassification of the interest expense associated with the 2001 Series A Bonds, due March 15, 2011, from long-term to short-term and the difference between the balance and associated interest rate of our commercial paper in the first half of 2010 compared to the same period in 2009.

Interest charged to construction increased $164.7 thousand, or 63.9%, in the first half of 2010 compared to the same period in 2009 due primarily to an increase in the average Construction Work in Progress (CWIP) balance that is debt financed.  That was due primarily to expenditures associated with the SPP project.

Non-operating margins increased $19.9 thousand, or 11.5%, in the first half of 2010 compared to the same period in 2009.  The increase was due primarily to an increase in interest income caused by a higher cash balance in the first half of 2010 compared to the same period in 2009, which was somewhat offset by a decrease in Allowance for Funds Used During Construction (AFUDC) caused by a lower average CWIP balance that is equity financed.

Financial Condition

Assets

Total assets increased $12.6 million, or 2.2%, from December 31, 2009 to June 30, 2010. Net utility plant increased $6.6 million, or 1.4%, due primarily to extension and replacement of plant in excess of depreciation expense. Cash and cash equivalents increased $13.3 million due to the issuance of additional commercial paper.  Materials and supplies increased $4.0 million, or 13.5%, due primarily to the purchase of materials for planned generation projects.  Prepayments increased $1.5 million caused by the annual renewal of insurance and the prepayment of health and welfare premiums for 2010.

These increases were offset by decreases in other property and investments, accounts receivable and deferred charges.  Other property and investments decreased $307.1 thousand, or 2.5%, due to an equity retirement from CoBank.  Accounts receivable decreased $11.4 million, or 34.8%, due primarily to a decrease in the energy and fuel component of consumer’s invoices.  Deferred charges decreased $1.1 million, or 4.8%, due to the amortization of deferred charges which exceeded the costs associated with current deferred projects.

Liabilities and Equity

Total liabilities, equities and margins increased $12.6 million, or 2.2%, from December 31, 2009 to June 30, 2010.  The increase included a $3.4 million, or 2.1%, increase in total equities and margins due to the margins generated in the first half of 2010.  Current installments of long-term obligations increased $149.2 million due to the reclassification of the 2001 Series A Bonds due March 15, 2011, from long-term obligations.

Commercial paper increased $10.5 million, or 20.4%, due to an increase in working capital and SPP financing requirements.  Fuel and purchased power cost over-recovery increased $1.8 million, or 50.3%, due to the over-collection of the prior quarter’s fuel and purchased power costs recovered through the fuel surcharge process.  Salaries, wages and benefits increased $925.8 thousand, or 15.5%, due to an increase in pension benefits and the timing of the payment of accrued labor.  Fuel payable increased $973.3 thousand, or 6.6%, caused by the timing of our fuel payments.

These increases were offset by a $152.3 million, or 49.6%, decrease in total long-term obligations, caused by the reclassification of the 2001 Series A Bonds due March 15, 2011 to current portion and to the principal payments on CoBank 2, 3, 4 and 5 in the first half of 2010.  Accounts payable decreased $1.3 million, or 13.1%, due to the payment of invoices that were accrued but not paid at December 31, 2009.  Deferred liabilities also decreased $359.1 thousand, or 22.1%, caused by a decrease in customer advances for construction.

LIQUIDITY AND CAPITAL RESOURCES

Summary

We ended the first half of 2010 with $16.8 million of cash and cash equivalents, up from $3.5 million at December 31, 2009.  We did not utilize the $50.0 million line of credit that we maintain with NRUCFC in the first half of 2010, therefore, this line of credit had no outstanding balance and our available borrowing capacity under this line was $50.0 million at June 30, 2010. We issued commercial paper in the first half of 2010 and had $62.0 million of commercial paper outstanding at June 30, 2010, thus our available borrowing capacity under our Commercial Paper Program at June 30, 2010, was $238.0 million.

Chugach is actively exploring all potential sources of long term financing to refinance the 2001 and 2002 Series A bonds maturing in 2011 and 2012, respectively, refinancing the outstanding commercial paper balance prior to December 31, 2010, and acquiring additional long-term financing for our anticipated capital requirements.

Cash equivalents consist of all highly liquid debt instruments with a maturity of three months or less when purchased and an Overnight Repurchase Agreement with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods ended June 30.

	2010	2009
Total cash provided by (used in):

Operating activities	$29,039,023	$29,648,074
Investing activities	(23,293,244)	(10,444,800)
Financing activities	7,600,860	(22,889,474)

Increase (decrease) in cash and cash equivalents	$13,346,639	$(3,686,200)

Operating Activities

Cash provided by operating activities was $29.0 million for the period ended June 30, 2010, compared with $29.6 million for the period ended June 30, 2009. Assignable margins increased to $3.4 million in the first half of 2010, compared with $2.3 million in the first half of 2009.  The increase in assignable margins and depreciation and amortization expense was offset by changes in operating assets and liabilities.  The changes in operating assets and liabilities were due primarily to changes in accounts receivable, fuel cost under-recovery, materials and supplies, prepayments, accounts payable, fuel cost over-recovery, salaries, wages and benefits, fuel payable and other liabilities.  The accounts receivable change was due primarily to a decrease in the energy and fuel component of consumer’s invoices while the change in fuel cost under-recovery was due to the collection of fuel and purchased power costs recovered through the fuel surcharge process.  The change in materials and supplies was due primarily to the change in inventory needed for the upcoming construction season while the change in prepayments was due primarily to the prepayment of health and welfare premiums for 2010.  The change in accounts payable was due primarily to increased capital spending while the change in fuel cost over-recovery was due to the over-collection of fuel and purchased power costs recovered through the fuel surcharge process.  The change in salaries, wages and benefits was due primarily to an increase in pension benefits while the change in fuel payable was due primarily to the change in fuel prices and the difference in the level of economy energy sales.  The change in other liabilities was due primarily to an increase in the municipal underground ordinance liability.

Investing Activities

Cash used in investing activities was $23.3 million for the period ended June 30, 2010, compared with $10.4 million for the period ended June 30, 2009.  The increase in cash used in investing activities for the period ended June 30, 2010, compared with the period ended June 30, 2009, was due to the level of construction activity, primarily related to the SPP project.  Capital construction for 2010 is estimated at $111.9 million.  Capital improvement expenditures are expected to increase during the third quarter as the construction season continues.

Financing Activities

Cash provided by financing activities was $7.6 million for the period ended June 30, 2010, compared to cash used for financing activities of $22.9 million for the period ended June 30, 2009.  The change in cash provided by or used in financing activities for the period ended June 30, 2010, compared with the period ended June 30, 2009, was due primarily to the use of commercial paper to pay long-term debt, as well as the payment of short term borrowings and notes payable in 2009 compared to the issuance of additional commercial paper and the payment of debt in the first half of 2010.  The change was also due to an increase in customer advances for construction.

Sources of Liquidity

Chugach has satisfied its operational and capital cash requirements through internally generated funds, a $50 million line of credit from NRUCFC and a $300 million Commercial Paper Program.  At June 30, 2010, there was no outstanding balance on our NRUCFC line of credit and $62 million of outstanding commercial paper.  Thus, at June 30, 2010, our available borrowing capacity under our line of credit was $50 million and our available commercial paper capacity was $238 million.

Chugach also has a term loan facility with CoBank.  Loans made under this facility are evidenced by promissory notes governed by the Master Loan Agreement, which became effective on January 22, 2003.

At June 30, 2010, Chugach had the following promissory notes outstanding with this facility:

Promissory Note	Principal Balance	Interest Rate at June 30, 2010	Maturity Date	Principal Payment Dates
CoBank 2	$500,000	5.50%	2010	2005 – 2010
CoBank 3	16,914,427	2.76%	2022	2003 – 2022
CoBank 4	18,487,863	2.76%	2022	2003 – 2022
CoBank 5	2,420,454	2.76%	2012	2007 – 2012
Total	$38,322,744

Over the next five years Chugach anticipates incurring increased amounts of capital expenditures due to the construction of a gas fired generation unit, on-going capital needs and refinancing of certain existing debt.  Commercial paper is being issued and will act as a bridge until Chugach converts commercial paper balances to long term debt and to refinance the 2001 and 2002 Series A bonds due 2011 and 2012, respectively.  Chugach is actively exploring all potential sources of long-term financing in anticipation of refinancing the outstanding amount prior to December 31, 2010.  Chugach’s Commercial Paper Program is backed by a $300 million Unsecured Credit Agreement, executed on October 10, 2008, between NRUCFC, KeyBank, CoBank and US Bank.   The credit agreement expires on October 10, 2011, however, at this time, management intends to renew this agreement although the terms may be different.  Chugach began issuing commercial paper in 2009 and had a balance of $62 million outstanding at June 30, 2010.  Our commercial paper can be repriced between one and two hundred and seventy days.

Chugach management continues to expect that cash flows from operations and external funding sources, including additional commercial paper borrowings, will be sufficient to cover operational, financing and capital funding requirements in 2010 and thereafter.

CRITICAL ACCOUNTING POLICIES

Chugach’s accounting and reporting policies comply with U.S. generally accepted accounting principles (GAAP).  The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that effect results of operations and reported amounts of assets and liabilities in the financial statements.  Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach's financial condition and results of its operations, and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies.  Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements.  These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP.  For all of these policies management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  Management has discussed the development and the selection of critical accounting policies with Chugach's Audit Committee. The following policies are considered to be critical accounting policies for the quarter ended June 30, 2010.

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

Unbilled revenue

Chugach calculates unbilled retail revenue at the end of each month to ensure the recognition of a calendar month’s revenue.  Chugach estimates calendar-month unbilled sales based on billing cycle sales, billing cycle read dates, weather and hours of darkness to produce an estimate of calendar sales.  This estimate of calendar sales is calibrated to deliveries measured at Chugach distribution substations, net of losses.  Chugach then uses the calibrated estimate of unbilled billing class determinants to produce an estimate of calendar month revenue. Chugach accrued $5,977,930 and $7,230,117 of unbilled retail revenue at June 30, 2010 and 2009, respectively.

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

These issues, along with emerging energy issues and state political factors, will shape how Chugach proceeds into the future.

Chugach has entered an agreement with AML&P to construct and own as tenants in common a new 183 MW natural gas-fired power plant.  Chugach will own and take approximately 70 percent of the new plant’s output and AML&P will own and take the remaining output.  Currently, major components have been ordered and engineering is moving forward.  Chugach executed an Engineering, Procurement and Construction (EPC) contract in June of 2010 and is currently proceeding with a Request for Bid (RFB) for a Once Through Steam Generator (OTSG) equipment contract to be awarded in 2010. Chugach’s interim financing for the plant will come from a commercial paper borrowing program that was established via a $300 million unsecured credit agreement in 2008.  Given the past volatility in the bond and commercial paper market, close attention will be given to the timing and type of permanent financing Chugach obtains for the new plant and other capital additions.

Chugach is actively exploring all potential sources of long term financing to include federal, state, private placement and the public markets to obtain the lowest cost of financing available to refinance the 2001 and 2002 Series A bonds maturing in 2011 and 2012, respectively, as well as requirements for new, long-term financing for our capital additions.

On April 2, 2010, Chugach submitted a new long-term natural gas supply contract with Marathon Alaska Production, LLC (“MAP”), to the RCA.  The new MAP contract will provide gas beginning April 1, 2011, terminating March 31, 2013.  MAP has two contract extension options that can be exercised during the first year of the initial contract.  MAP could extend the contract to December 31, 2013, by exercising the first contract extension option by March 31, 2011.  The second contract option could be exercised by December 31, 2011, and would extend the contract through December 31, 2014.  The total amount of gas under contract is estimated at 26 BCF for the initial two year term of the contract with volumetric and delivery terms to be determined for each contract extension period that could provide up to an additional 16 BCF through December 31, 2014.  The RCA approved the gas supply contract effective May 17, 2010.

The State of Alaska Department of Natural Resources (DNR) completed a preliminary engineering and geological evaluation of the remaining Cook Inlet gas reserves in December of 2009.  The study identified 863 BCF of proved, developed, producing reserves, additional probable reserves of 279 BCF and an additional increment of 353 BCF in high-confidence pay intervals.  Combined, these 1.5 trillion cubic feet of gas reserves are similar to the 1.4 trillion cubic feet of gas reserves identified in a 2004 study undertaken by the Department of Energy in 2004.  Given current demand and deliverability, DNR estimates at minimum a 10-year supply of gas exists in currently producing leases.  DNR does note that economic considerations will play a major role in whether producers continue drilling and development activities to meet demand.  Chugach has been working closely with the state and Cook Inlet producers to develop a comprehensive Cook Inlet resource management plan that will meet this goal.  Chugach continues to explore its options for future fuel supply needs by working with developers on commercial terms for natural gas storage and the State of Alaska on energy policies to promote gas development in Cook Inlet and other in-state gas options such as the North Slope Spur Line or Bullet line to Southcentral Alaska.  Chugach is also evaluating natural gas storage and import options as transition gas until in-state gas options are developed.

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

In 2009 and 2010, the Alaska Legislature considered, but did not adopt, legislation to create the Greater Railbelt Energy and Transmission Corporation (GRETC).  The purpose of the corporation was to “plan for the financing, acquisition, construction, ownership, and operation of necessary electric power generation and transmission assets and services that would be necessary to provide the Railbelt with adequate, reliable, safe, and stable electric power and transmission services at the lowest feasible long-term cost.”  The six Railbelt utility governing bodies worked cooperatively on this legislation.  The Railbelt utilities will continue to support establishment of an organization to do at least some of the mission foreseen for GRETC.  Chugach is an active participant in this process and, with other utilities, will examine alternatives to GRETC and related issues.

Chugach is coordinating with other parties, including the State of Alaska, private developers and other utilities in the planning and potential development of renewable energy resources.  The Alaska legislature approved $10 million in the state capital budget for the AEA to coordinate Railbelt large scale hydro planning, design and permitting.  Chugach will work with AEA and other parties on this effort.

Potential renewable resources that Chugach is actively working with developers include the Fire Island wind project being proposed by Cook Inlet Region, Inc., and Mt. Spurr Geothermal being proposed by Ormat Technologies, Inc.  Other potential projects include wind power developments in the HEA and GVEA service areas.  Chugach, in coordination with other Railbelt utilities, are currently undertaking wind integration studies to determine how best to regulate wind resources within the Railbelt’s islanded grid system.

Approximately 70 percent of Chugach’s employees are represented by the IBEW.  We have three CBA with the IBEW.  We also have an agreement with the HERE.  All current agreements were due to expire on June 30, 2010.  On February 24, 2010, the Board of Directors approved three year extensions of the three IBEW CBA’s.  The three extensions provide no wage increase in the first year and wage increases tied to changes in the CPI in the second and third years, with a floor on the minimum increase and a cap on the maximum increase.  The wage increases also have an indirect connection to Chugach’s financial performance.  The contract extensions expire on June 30, 2013.  On April 28, 2010, the Board of Directors approved a three year extension of the HERE agreement.  The extension contains an increase in the employer health and welfare contribution in each year of the extension but does not provide for a wage or pension increase.  The contract extension expires on June 30, 2013.

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

Interest Rate Risk

At June 30, 2010, our short- and long- term debt was comprised of our 2001 and 2002 Series A Bonds, promissory notes owed to CoBank and outstanding commercial paper.

The interest rates of our 2001 and 2002 Series A Bonds are fixed at 6.55 and 6.20 percent, respectively, per annum.  At June 30, 2010, we had $270.0 million of 2001 and 2002 Series A Bonds outstanding.  The fair value at June 30, 2010, was $284.6 million.

The interest rate of one of our promissory notes owed to CoBank is fixed at 5.50% per annum.  At June 30, 2010, we had $0.5 million of fixed rate debt outstanding with CoBank.

Chugach is exposed to market risk from changes in interest rates associated with our other credit facilities.  Our credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the London Interbank Offered Rate (LIBOR) or the base rate or prime rate of our lenders.  A 100 basis-point rise in interest rates would increase our interest expense by approximately $1.0 million, and a 100 basis point decline in interest rates would decrease our interest expenses by approximately $582.8 thousand, based on $99.8 million of variable rate debt outstanding at June 30, 2010.

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

On April 2, 2010, Chugach submitted a new long-term natural gas supply contract with Marathon Alaska Production, LLC (“MAP”), to the RCA.  The new MAP contract will provide gas on April 1, 2011, terminating March 31, 2013.  MAP has two contract extension options that can be exercised during the first year of the initial contract.  MAP could extend the contract to December 31, 2013, by exercising the first contract extension option by March 31, 2011.  The second contract option could be exercised by December 31, 2011, and would extend the contract through December 31, 2014.  The total amount of gas under contract is estimated at 26 BCF for the initial two year term of the contract with volumetric and delivery terms to be determined for each contract extension period that could provide up to an additional 16 BCF through December 31, 2014.  The RCA approved the gas supply contract effective May 17, 2010.

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

Chugach Electric Association’s annual membership meeting was held on April 29, 2010.  One new board member was elected, while one current board member was re-elected.  Total number of members of record was 66,375.  Out of 10,174 votes, new board member Susan Reeves received 5,408 votes, while current board member P J Hill received 4,929 votes.  These board members were elected to three-year terms.

There were also five proposed bylaw amendments before the membership which included three proposals that dealt with clarifying non-natural candidate qualifications, member committee terms and service and the board delegation of duties.  Another proposal changed director voting procedures and the final proposal moved the annual meeting date from the month of April to approximately six weeks later.  All proposals passed.  The amended bylaws were filed with an 8-K dated April 29, 2010.

ITEM 6.	EXHIBITS

Bylaws of the Registrant (amended April 29, 2010).  Incorporated by reference from Exhibit 3.2 to the Registrant’s Form 8-K filed May 3, 2010.

Agreement for the Sale and Purchase of Natural Gas between the Registrant and Marathon Alaska Production, LLC (MAP) effective May 17, 2010.  Incorporated by reference from Exhibit 10.66 to the Registrant’s Form 8-K filed May 20, 2010.

Engineering, Procurement and Construction Contract between the Registrant and SNC-Lavalin Constructors, Inc. dated effective June 18, 2010.  Confidential portions have been omitted and filed separately with the Commission, pending ruling by the Commission on a Confidential Treatment Request.

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Bradley W. Evans
Bradley W. Evans
Chief Executive Officer

By:	/s/ Michael R. Cunningham
Michael R. Cunningham
Chief Financial Officer

Date:	August 6, 2010

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description

3.2	Bylaws of the Registrant (amended April 29, 2010). Incorporated by reference to the Registrant’s Form 8-K filed May 3, 2010

10.66
Agreement for the Sale and Purchase of Natural Gas between the Registrant and Marathon Alaska Production, LLC (MAP) effective May 17, 2010.  Incorporated by reference to the Registrant’s Form 8-K filed May 20, 2010

10.67
Engineering, Procurement and Construction Contract between the Registrant and SNC-Lavalin Constructors, Inc. dated effective June 18, 2010.  Confidential portions have been omitted and filed separately with the Commission on a Confidential Treatment Request.

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