Form 10-Q
period 2010-09-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2010-11-12
CIK 878004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the financial statements of Chugach as of and for the quarter and year to date period ended September 30, 2010, follow.

Chugach Electric Association, Inc.
Balance Sheets
(Unaudited)

Assets	September 30, 2010	December 31, 2009

Utility Plant:
Electric Plant in service	$845,146,696	$834,467,734
Construction work in progress	78,475,633	48,383,610
Total utility plant	923,622,329	882,851,344
Less accumulated depreciation	(440,203,173)	(420,464,808)
Net utility plant	483,419,156	462,386,536

Other property and investments, at cost:
Nonutility property	24,461	24,461
Special Funds	357,101	345,792
Investments in associated organizations	12,026,811	12,333,936
Total other property and investments	12,408,373	12,704,189

Current assets:
Cash and cash equivalents	10,633,526	3,503,765
Special deposits	233,037	125,037
Fuel cost under-recovery	181,150	278,164
Accounts receivable, net	23,460,612	32,764,733
Materials and supplies	31,319,735	29,990,618
Prepayments	2,420,295	1,261,897
Other current assets	280,739	246,380
Total current assets	68,529,094	68,170,594

Deferred charges, net	19,992,722	22,037,407

Total assets	$584,349,345	$565,298,726

Chugach Electric Association, Inc.
Balance Sheets (continued)
(Unaudited)

Liabilities, Equities and Margins	September 30, 2010	December 31, 2009

Equities and margins:
Memberships	$1,464,673	$1,432,054
Patronage capital	145,554,405	144,228,221
Other	10,656,372	10,660,322
Total equities and margins	157,675,450	156,320,597

Long-term obligations, excluding current installments:
Bonds payable	120,000,000	270,000,000
National Bank for Cooperatives	34,736,007	37,301,819
Total long-term obligations	154,736,007	307,301,819

Current liabilities:
Current installments of long-term obligations	152,828,951	4,118,028
Commercial Paper	72,500,000	51,500,000
Accounts payable	14,094,366	10,212,105
Consumer deposits	2,179,750	2,447,140
Fuel cost over-recovery	4,635,112	3,511,422
Accrued interest	1,734,704	6,067,630
Salaries, wages and benefits	7,173,036	5,956,320
Fuel	14,007,466	14,658,058
Other liabilities	949,247	1,234,371
Total current liabilities	270,102,632	99,705,074

Deferred compensation	357,101	345,792
Deferred liabilities	1,478,155	1,625,444

Total liabilities, equities and margins	$584,349,345	$565,298,726

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2010	2009	2010	2009

Operating revenues	$58,274,912	$63,565,392	$184,430,124	$216,221,615

Operating expenses:
Fuel	24,082,544	27,751,711	78,596,428	101,214,779
Production	5,557,226	4,700,270	13,532,362	12,739,101
Purchased power	6,306,942	8,823,476	18,436,395	29,766,532
Transmission	1,490,327	1,695,610	4,191,962	4,364,627
Distribution	3,270,196	3,287,595	9,262,570	9,544,949
Consumer accounts	1,347,065	1,277,619	4,089,150	3,863,125
Administrative, general and other	5,206,186	4,500,094	15,766,176	14,587,035
Depreciation and amortization	8,184,736	8,056,273	24,507,485	24,055,420
Total operating expenses	55,445,222	60,092,648	168,382,528	200,135,568

Interest expense:
Long-term debt	2,573,807	5,010,659	9,773,021	15,135,824
Other	2,664,974	250,984	5,929,072	854,251
Charged to construction	(288,968)	(139,233)	(711,608)	(397,147)
Interest expense, net	4,949,813	5,122,410	14,990,485	15,592,928
Net operating margins	(2,120,123)	(1,649,666)	1,057,111	493,119

Nonoperating margins:
Interest income	76,215	81,200	231,267	174,197
Capital credits, patronage dividends and other	34,635	59,668	72,696	139,880
Total nonoperating margins	110,850	140,868	303,963	314,077

Assignable margins	$(2,009,273)	$(1,508,798)	$1,361,074	$807,196

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Statements of Cash Flows
(Unaudited)

	Nine months ended September 30
	2010	2009
Cash flows from operating activities:
Assignable margins	$1,361,074	$807,196
Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation	24,507,485	24,055,420
Amortization and depreciation cleared to operating expenses	4,038,147	3,552,562
Allowance for other funds used during construction	(776,975)	(494,377)
Write off of inventory and projects	14,315	293,346
Other	(9,922)	(4,768)
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	9,304,121	(859,117)
Fuel and purchased power cost under-recovery	97,014	11,788,078
Materials and supplies	(1,329,117)	(1,510,732)
Prepayments	(1,158,398)	(207,428)
Other assets	223,235	(31,561)
Deferred charges, net	(1,073,793)	(1,679,878)
Increase (decrease) in liabilities:
Accounts payable	336,978	(888,713)
Consumer deposits	(267,390)	(40,775)
Fuel and purchased power cost over-recovery	1,123,690	2,103,082
Accrued interest	(4,332,926)	(4,401,333)
Salaries, wages and benefits	1,216,716	(229,350)
Fuel	(650,592)	(9,647,377)
Other liabilities	(224,350)	(700,217)
Deferred liabilities	(26,080)	33,991
Net cash provided by operating activities	32,373,232	21,938,049
Cash flows from investing activities:
Extension and replacement of plant	(43,056,954)	(21,389,832)
Net cash used for investing activities	(43,056,954)	(21,389,832)
Cash flows from financing activities:
Payments of notes payable	0	(2,860,000)
Repayments of long-term obligations	(3,854,889)	(46,624,942)
Proceeds from short-term borrowing	21,000,000	66,998,000
Repayments of short-term borrowing	0	(19,498,000)
Memberships and donations (received) refunded	28,669	(64,759)
Retirement of patronage capital and estate payments	(149,664)	(134,432)
Net receipts on consumer advances for construction	789,367	477,793
Net cash provided by (used for) financing activities	17,813,483	(1,706,340)
Net increase (decrease) in cash and cash equivalents	7,129,761	(1,158,123)
Cash and cash equivalents at beginning of period	$3,503,765	$7,491,302
Cash and cash equivalents at end of period	$10,633,526	$6,333,179
Supplemental disclosure of non-cash investing and financing activities
Redeployment (retirement) of plant	$(6,122,381)	$602,516
Extension and replacement of plant included in accounts payable	$9,257,687	$3,599,026
Supplemental disclosure of cash flow information - interest expense paid,excluding amounts capitalized	$18,671,115	$18,634,258

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Notes to Financial Statements
September 30, 2010 and 2009

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
September 30, 2010 and 2009

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

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code.  For the nine month periods ended September 30, 2010 and 2009, Chugach was in compliance with that code section.  In addition, Chugach collects sales tax and is assessed gross receipts and excise taxes which are presented on a net basis in accordance with FASB ASC 605-45-50, “Topic 605 – Revenue Recognition – Subtopic 45 – Principal Agent Considerations – Section 50 – Disclosure.”

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

Chugach Electric Association, Inc.
Notes to Financial Statements
September 30, 2010 and 2009

On October 15, 2009, the RCA consolidated Docket U-09-080 (General Rate Case) and Docket U-09-097 (Depreciation Study Update, explained below).

Chugach reached a settlement with its wholesale customers, HEA, MEA and Seward, which resolved issues in both the general rate case and the depreciation study update.  The settlement, along with a request to vacate schedule, was filed with the RCA on May 21, 2010.  On June 2, 2010, the RCA granted the request to vacate schedule.  A final order in the consolidated case is explained below.

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

On September 16, 2010, the RCA issued a final order in the consolidated case (2008 Test Year General Rate Case and Revision to Current Depreciation Rates), accepting the settlements with its wholesale customers, HEA, MEA and Seward and resolving depreciation issues disputed by the Attorney General, which resulted in no change to the depreciation rates contained in the settlement agreements.

On September 28, 2010, Chugach filed revised tariffs in compliance with the settlement agreements, refund calculations, and a plan for refunding its customers the difference between the amounts paid under the interim and refundable rates and the amounts established by the settlement agreements.  As a result of the RCA accepting the settlement agreements and resolving depreciation issues, Chugach expects to refund its wholesale and retail customers approximately $0.7 million, including interest, in the fourth quarter of 2010.

On November 1, 2010, the RCA materially accepted Chugach’s compliance filing.  Base rate changes were approved effective November 1, 2010.

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

Chugach Electric Association, Inc.
Notes to Financial Statements
September 30, 2010 and 2009

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

On September 28, 2010, Chugach filed its initial filing under this process to decrease base rate revenue by $0.2 million, with increases of 0.2 percent to Chugach retail customers and 0.3 percent to Seward and decreases of 0.6 percent and 1.2 percent to HEA and MEA, respectively.  The RCA approved Chugach’s Simplified Rate Filing on November 4, 2010, for base rate changes effective November 15, 2010.

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

Net Metering Regulations

On June 16, 2010, regulations establishing net metering requirements for certain electric utilities became effective.  Net metering allows a customer to install and use certain types of renewable generation to offset their monthly usage and sell excess power to their serving utility at the utility’s avoided generation cost.  The net metering requirements adopted by the RCA apply to Chugach and nine other Alaska electric utilities.  The RCA’s order limits customer generation to units up to 25 kilowatts and installations must comply with approved interconnection standards.  Chugach has approved interconnection standards and non-firm buy-back rates in its tariff.  On June 17, 2010, Chugach filed with the RCA the final summary tariff necessary to implement net metering.  The RCA approved the tariff effective August 2, 2010.

Chugach Electric Association, Inc.
Notes to Financial Statements
September 30, 2010 and 2009

Southcentral Power Project (SPP)

On June 30, 2010, Chugach filed a petition with the RCA for advance determination of decisional prudence and assurance of cost recovery for the Southcentral Power Project.  The petition requested regulatory assurance of future recovery in rates of the contract amounts Chugach has already executed.  Recovery would begin after an appropriate rate proceeding is completed such that recovery of SPP costs begin coincident with the date the SPP goes into service.  Chugach determined that substantial benefit will flow to our members if certain advance regulatory approvals are obtained to provide additional assurances to potential lenders. Public hearings were held in September of 2010.  On October 5, 2010, the RCA concluded that Chugach may include in future rates $197 million in costs attributable to three principal contracts to build the SPP when the plant becomes used and useful.  The RCA found that “it is in the public interest to provide cost recovery assurance” to Chugach regarding these costs.  Chugach’s share of the project cost is estimated to be $256 million, as budgeted.  Chugach will request approval of the additional costs associated with the project in a future general rate case that is expected to be filed in 2012.

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

In addition, Chugach had a $75 million line of credit available with NRUCFC until January 30, 2009, when it was permanently reduced to $50 million pursuant to the terms of the Amendment To Revolving Line of Credit Agreement.  Chugach has not utilized this line of credit in the first nine months of 2010 and has no outstanding balance at September 30, 2010.  Chugach utilized this line of credit in the first quarter of 2009 but issued commercial paper to repay the balance.  Therefore, there was no outstanding balance at December 31, 2009.  The borrowing rate is calculated using the total rate per annum as may be fixed by NRUCFC and will not exceed the Prevailing Prime Rate, plus one percent per annum.  At September 30, 2010, and December 31, 2009, the borrowing rate was 4.95%.

Chugach Electric Association, Inc.
Notes to Financial Statements
September 30, 2010 and 2009

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

Over the next several years Chugach anticipates financing increased capital expenditures due to the construction of a gas-fired generation project and on-going capital needs.  In addition, we plan to refinance $150 million of 2001 Series A Bonds due March 15, 2011, and $120 million of 2002 Series A Bonds due February 1, 2012.  Commercial paper is being issued and will act as a bridge until Chugach converts commercial paper balances to long-term debt and to refinance the 2001 and 2002 Series A bonds.  The Commercial Paper Program is backed by a $300 million Unsecured Credit Agreement between NRUCFC, KeyBank, CoBank and US Bank.  The Credit Agreement was priced with an all-in drawn spread of London Interbank Offered Rate (LIBOR) plus 60 basis points, along with a 17.5 basis points facility fee.   The credit agreement expires on October 10, 2011.  At this time, management intends to renew this agreement although the terms may be different.

Chugach began issuing commercial paper in January 2009.  Chugach had $72.5 million and $51.5 million of commercial paper outstanding at September 30, 2010, and December 31, 2009, respectively.  Our commercial paper can be repriced between one and two hundred and seventy days.

The following table provides information regarding average commercial paper balances outstanding for the quarter ended September 30 (dollars in millions), as well as corresponding weighted average interest rates:

2010		2009
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$62.3	0.33%	$47.7	0.38%

Chugach Electric Association, Inc.
Notes to Financial Statements
September 30, 2010 and 2009

6.	LEGAL PROCEEDINGS

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

Chugach Electric Association, Inc.
Notes to Financial Statements
September 30, 2010 and 2009

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

Chugach Electric Association, Inc.
Notes to Financial Statements
September 30, 2010 and 2009

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

The table below presents the balance of Chugach’s non-qualified deferred compensation plan and Overnight Repurchase Agreement assets measured at fair value on a recurring basis at September 30, 2010, and December 31, 2009.

	Total	Level 1	Level 2	Level 3
September 30, 2010
Deferred compensation	$357,101	$357,101	$0	$0
Repurchase agreement	$5,123,517	$5,123,517	$0	$0

December 31, 2009
Deferred compensation	$345,792	$345,792	$0	$0
Repurchase agreement	$3,026,893	$3,026,893	$0	$0

Chugach had no Level 2 or Level 3 assets or liabilities measured at fair value on a recurring basis.

Chugach Electric Association, Inc.
Notes to Financial Statements
September 30, 2010 and 2009

Fair Value of Financial Instruments

The estimated fair values (in thousands) of the long-term obligations included in the financial statements at September 30, 2010, are as follows:

	Carrying Value	Fair Value
Long-term obligations (including current installments)	$380,065	$391,777

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
September 30, 2010 and 2009

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

On November 17, 2008, Chugach executed a gas turbine purchase agreement for the purchase of three gas turbines with General Electric Packaged Power (GEPP).  During 2009 Chugach executed several amendments associated with its purchase agreement with GEPP, which included the purchase of a spare engine for maintenance purposes.  In December 2008, Chugach purchased land adjacent to its Anchorage headquarters for SPP use during construction.  Chugach executed an Owner’s Engineer Services Contract on May 12, 2009.  This contract expired on December 31, 2009, but was later renewed effective January 1, 2010.  On January 5, 2010, Chugach executed a Services Contract for the shipment of the combustion turbine generators and related accessories.  On February 25, 2010, Chugach purchased additional land adjacent to its Anchorage headquarters for the laydown of equipment displaced by the new power plant.  On April 13, 2010, Chugach executed a steam turbine generator (STG) purchase agreement.  On June 18, 2010, Chugach executed an Engineering, Procurement, and Construction (EPC) contract with SNC-Lavalin Constructors, Inc. (SLCI). On August 27, 2010, Chugach executed a Once Through Steam Generator (OTSG) equipment contract with Innovative Steam Technologies (IST).  Chugach made payments of $25.0 million in 2009 and $35.2 million in the first nine months of 2010, with additional payments of $24.5 million expected in 2010 pursuant to all these contracts.  Chugach amended the contract for transportation of combustion turbine generators on September 28, 2010, to include transportation of the steam turbine generator.

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

Chugach Electric Association, Inc.
Notes to Financial Statements
September 30, 2010 and 2009

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

On July 1, 2010, AEA issued $28,800,000 of Power Revenue Refunding Bonds, Sixth Series, for purposes of refunding $30,640,000 of the Fifth Series Bonds.  The refunded Fifth Series Bonds were called on August 2, 2010.  The refunding resulted in aggregate debt service payments over the next eleven years in a total amount approximately $3.3 million less than the debt service payments which would have been due on the refunded bonds.  Refunding the Fifth Series Bonds resulted in an economic gain of approximately $2.4 million.  Economic gain is calculated as the net difference between the present value of the old debt service requirements and the present value of the new debt service requirements, discounted at the effective interest rate and adjusted for additional cash paid.  Chugach’s share of these savings will be approximately $714.3 thousand.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information contained under the caption “CAUTION REGARDING FORWARD-LOOKING STATEMENTS” at the beginning of this report.

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins decreased $500.5 thousand, or 33.2%, during the third quarter of 2010 compared to the same quarter in 2009.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased $5.3 million, or 8.3%, in the third quarter of 2010 compared to the same quarter in 2009. This decrease was due to lower fuel and purchased power expense which is recovered through the fuel and purchased power surcharge process.

Retail revenue decreased in the third quarter of 2010 compared to the same quarter in 2009. Fuel and purchased power expense, which is recovered through the fuel and purchased power surcharge process, decreased due primarily to lower fuel prices in the third quarter of 2010 compared to the same period in 2009, which was slightly offset by an increase in base revenue due to higher retail kWh sales and an increase in rates charged to retail customers as a result of Chugach’s 2008 Test Year Rate Case.

Wholesale revenue decreased in the third quarter of 2010 compared to the same quarter in 2009.  Fuel and purchased power expense, which is recovered through the fuel and purchased power surcharge process, decreased due primarily to lower fuel prices in the third quarter of 2010 compared to the same period in 2009.  Base revenue did not materially change in the third quarter of 2010 compared to the same quarter in 2009. A decrease in kWh sales and demand charges was offset by a full quarter increase in rates as a result of Chugach’s 2008 Test Year Rate Case.  Economy energy revenue increased during the third quarter of 2010 compared to the same quarter in 2009 due to increased sales to Golden Valley Electric Association, Inc. (GVEA) as it was more economic for GVEA to purchase power from Chugach than to generate power.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $6.3 million to Chugach’s fixed costs for the quarter ended September 30, 2010, and $6.5 million for the quarter ended September 30, 2009, respectively.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended September 30, 2010 and 2009:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2010	2009	% Variance	2010	2009	% Variance	2010	2009	% Variance

Retail
Residential	$10.1	$9.8	3.1%	$5.4	$7.3	(26.0%)	$15.5	$17.1	(9.4%)
Small Commercial	$1.7	$1.8	(5.6%)	$1.2	$1.5	(20.0%)	$2.9	$3.3	(12.1%)
Large Commercial	$7.0	$6.9	1.4%	$5.8	$7.8	(25.6%)	$12.8	$14.7	(12.9%)
Lighting	$0.3	$0.3	0.0%	$0.0	$0.1	(100.0%)	$0.3	$0.4	(25.0%)
Total Retail	$19.1	$18.8	1.6%	$12.4	$16.7	(25.7%)	$31.5	$35.5	(11.3%)

Wholesale
HEA	$3.0	$3.0	0.0%	$4.9	$7.2	(31.9%)	$7.9	$10.2	(22.5%)
MEA	$4.8	$4.7	2.1%	$7.2	$9.8	(26.5%)	$12.0	$14.5	(17.2%)
SES	$0.4	$0.4	0.0%	$0.7	$1.0	(30.0%)	$1.1	$1.4	(21.4%)
Total Wholesale	$8.2	$8.1	1.2%	$12.8	$18.0	(28.9%)	$21.0	$26.1	(19.5%)

Economy Sales	$0.9	$0.2	350.0%	$4.1	$1.1	272.7%	$5.0	$1.3	284.6%
Miscellaneous	$0.8	$0.7	14.3%	$0.0	$0.0	0.0%	$0.8	$0.7	14.3%

Total Revenue	$29.0	$27.8	4.3%	$29.3	$35.8	(18.2%)	$58.3	$63.6	(8.3%)

The following table summarizes kWh sales for the quarter ended September 30:

Customer	2010 kWh	2009 kWh

Retail	268,355,928	268,170,880
Wholesale	289,418,847	296,784,184
Economy Energy	59,678,000	12,192,000

Total	617,452,775	577,147,064

Base rates charged to retail customers in the third quarter of 2010 included base rate changes effective October 9, 2009.  Base rates charged to retail customers increased 3.3 percent and were effective on an interim and refundable basis as a result of Chugach’s 2008 Test Year Rate Case filed with the RCA on June 23, 2009.     Base rates charged to wholesale customers did not change in the third quarter of 2010 compared to the same quarter in 2009, as the base rates changes due to Chugach’s 2008 Test Year Rate Case were in effect for one month in the third quarter of 2009.

Total operating expenses decreased $4.6 million, or 7.7%, in the third quarter of 2010 over the same quarter in 2009.

Fuel expense decreased $3.7 million, or 13.2%, in the third quarter of 2010 compared to the same quarter in 2009. The decrease was due primarily to a decrease in fuel price, which was partially offset by an increase in fuel used.  The increase in fuel used was caused primarily by an increase in economy energy sales.  In the third quarter of 2010, Chugach used 6,396,515 thousand cubic feet (MCF) of fuel at an average effective price of $4.32 per MCF, which includes 825,600 MCF of fuel that is recorded as purchased power expense.  In the third quarter of 2009, Chugach used 5,457,259 MCF of fuel at an average effective price of $6.19 per MCF, which includes 972,624 MCF of fuel that is recorded as purchased power.

Production expense increased $857.0 thousand, or 18.2%, in the third quarter of 2010 compared to the same quarter in 2009. The increase was due to maintenance on Bernice Lake Unit 3 and Beluga Unit 6 in the third quarter of 2010, which was in excess of the maintenance on Beluga Unit 5 and Unit 8 in the third quarter of 2009.

Purchased power expense, which includes the cost of 825,600 MCF of fuel associated with purchases from the Nikiski Cogeneration plant, decreased $2.5 million, or 28.5%, in the third quarter of 2010 compared to the same quarter in 2009 due to a decrease in the effective price, primarily associated with the price of fuel, which was slightly offset by an increase in MWh purchased.  In the third quarter of 2010, Chugach purchased 148,868 MWh of energy at an average effective price of 4.01 cents per kWh.  In the third quarter of 2009, Chugach purchased 141,821 MWh of energy at an average effective price of 5.96 cents per kWh.

Transmission expense decreased $205.3 thousand, or 12.1%, in the third quarter of 2010 compared to the same quarter in 2009. The decrease was due to less overhead line clearing in the third quarter of 2010 compared to the same quarter in 2009.

Distribution expense did not materially change in the third quarter of 2010 compared to the same quarter in 2009.

Consumer accounts did not materially change in the third quarter of 2010 compared to the same quarter in 2009.

Administrative, general and other expenses increased $706.1 thousand, or 15.7%, in the third quarter of 2010 compared to the same quarter in 2009. The increase was due primarily to legal expenses, the amortization of fuel contract negotiations, current costs associated with prior workers compensation claims and higher general and administrative labor in the third quarter of 2010 compared to the same quarter in 2009.

Depreciation and amortization expense did not materially change in the third quarter of 2010 compared to the same quarter in 2009.

Interest on long-term debt decreased $2.4 million, or 48.6%, in the third quarter of 2010 compared to the same quarter in 2009.  The decrease was due primarily to the reclassification of the interest expense associated with the 2001 Series A Bonds, due March 15, 2011, from long-term to short-term. That decrease was somewhat offset by an increase in interest rates in the third quarter of 2010 compared to the same quarter in 2009.

Other interest expense increased $2.4 million in the third quarter of 2010 compared to the same quarter in 2009.  The increase was due primarily to the reclassification of the interest expense associated with the 2001 Series A Bonds, due March 15, 2011, from long-term to short-term and the difference between the balance and associated interest rate of our commercial paper in the third quarter of 2010 compared to the same quarter in 2009.

Interest charged to construction increased $149.7 thousand, or 107.5%, in the third quarter of 2010 compared to the same quarter in 2009 due primarily to an increase in the average Construction Work in Progress (CWIP) balance that is debt financed.  That was due primarily to expenditures associated with the SPP project.

Non-operating margins decreased $30.0 thousand, or 21.3%, in the third quarter of 2010 compared to the same quarter in 2009. The decrease was due primarily to a decrease in Allowance for Funds Used During Construction (AFUDC) caused by a lower average CWIP balance that is equity financed.

Current Year to Date versus Prior Year to Date

Assignable margins increased $0.6 million, or 68.6%, during the first nine months of 2010 compared to the same period in 2009.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased $31.8 million, or 14.7%, in the first nine months of 2010 compared to the same period in 2009. This decrease was due primarily to lower fuel and purchased power expense recovered through the fuel and purchased power surcharge process.

Retail revenue decreased in the first nine months of 2010 compared to the same period in 2009.  Base revenue increased due to an increase in rates charged to retail customers as a result of Chugach’s 2008 Test Year Rate Case, which was partially offset by lower retail kWh sales caused by a change in consumer consumption patterns.  Fuel and purchased power expense recovered through the fuel and purchased power surcharge process decreased due primarily to lower fuel prices in the first nine months of 2010 compared to the same period in 2009.

Wholesale revenue decreased in the first nine months of 2010 compared to the same period in 2009.  Base revenue did not change in the first nine months of 2010 compared to the same period in 2009.  Lower wholesale kWh sales as a result of changes in consumer consumption patterns was offset by an increase in rates charged to wholesale customers as a result of Chugach’s 2008 Test Year Rate Case.  Fuel and purchased power expense recovered through the fuel and purchased power surcharge process decreased due primarily to lower fuel prices in the first nine months of 2010 compared to the same period in 2009.  Economy energy revenue increased during the first nine months of 2010 compared to the same period in 2009 due to increased sales to Golden Valley Electric Association, Inc. (GVEA).  Chugach’s sales agreement with GVEA expired in March of 2009 and another sales agreement wasn’t completed until September of 2009.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $19.9 million to Chugach’s fixed costs for the nine months ended September 30, 2010, and $21.1 million for the nine months ended September 30, 2009, respectively.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the nine months ended September 30, 2010 and 2009:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2010	2009	% Variance	2010	2009	% Variance	2010	2009	% Variance

Retail
Residential	$32.7	$32.3	1.2%	$18.1	$28.6	(36.7%)	$50.8	$60.9	(16.6%)
Small Commercial	$5.4	$5.9	(8.5%)	$3.9	$6.1	(36.1%)	$9.3	$12.0	(22.5%)
Large Commercial	$21.0	$20.3	3.4%	$17.3	$27.0	(35.9%)	$38.3	$47.3	(19.0%)
Lighting	$1.0	$1.0	0.0%	$0.1	$0.2	(50.0%)	$1.1	$1.2	(8.3%)
Total Retail	$60.1	$59.5	1.0%	$39.4	$61.9	(36.3%)	$99.5	$121.4	(18.0%)

Wholesale
HEA	$8.9	$8.7	2.3%	$14.7	$24.7	(40.5%)	$23.6	$33.4	(29.3%)
MEA	$15.4	$15.6	(1.3%)	$23.3	$37.1	(37.2%)	$38.7	$52.7	(26.6%)
SES	$1.0	$1.0	0.0%	$2.0	$3.3	(39.4%)	$3.0	$4.3	(30.2%)
Total Wholesale	$25.3	$25.3	0.0%	$40.0	$65.1	(38.6%)	$65.3	$90.4	(27.8%)

Economy Sales	$3.2	$0.4	700.0%	$14.4	$2.1	585.7%	$17.6	$2.5	604.0%
Miscellaneous	$2.0	$1.9	5.3%	$0.0	$0.0	0.0%	$2.0	$1.9	5.3%

Total Revenue	$90.6	$87.1	4.0%	$93.8	$129.1	(27.3%)	$184.4	$216.2	(14.7%)

The following table summarizes kWh sales for the nine months ended September 30:

Customer	2010 kWh	2009 kWh

Retail	845,639,029	859,881,745
Wholesale	907,479,099	932,095,629
Economy Energy	219,142,000	26,056,300

Total	1,972,260,128	1,818,033,674

Base rates charged to retail and wholesale customers in the first nine months of 2010 include base rate changes effective October 9, 2009.  The base rate changes were effective on an interim and refundable basis and were the result of proposed rates included in Chugach’s 2008 Test Year Rate Case filed with the RCA on June 23, 2009.   Base rates charged to retail customers increased 3.3 percent and base rates charged to wholesale customers HEA, MEA and Seward increased 7.8 percent, 2.0 percent and 9.7 percent, respectively, in the first nine months of 2010 compared to the same period in 2009.

Total operating expenses decreased $31.8 million, or 15.9%, in the first nine of 2010 over the same period in 2009.

Fuel expense decreased $22.6 million, or 22.3%, in the first nine months of 2010 compared to the same period in 2009. The decrease was due primarily to a decrease in fuel price, which was partially offset by an increase in fuel used.  The increase in fuel used was caused primarily by an increase in economy energy sales.  In the first nine months of 2010, Chugach used 21,041,385 MCF of fuel at an average effective price of $4.20 per MCF, which includes 2,343,898 MCF of fuel that is recorded as purchased power expense. In the first nine months of 2009, Chugach used 18,441,637 MCF of fuel at an average effective price of $6.58 per MCF, which includes 3,070,111 MCF of fuel that is recorded as purchased power.

Production expense increased $793.3 thousand, or 6.2%, in the first nine months of 2010 compared to the same period in 2009. The increase was due to maintenance on Bernice Lake Unit 3 and Beluga Unit 6 in the first nine months of 2010, which was in excess of the maintenance on Beluga Unit 8 and expenditures associated with the water treatment system at the Bernice Lake Power Plant in 2009.

Purchased power expense, which included the cost of 2,343,898 MCF of fuel associated with purchases from the Nikiski Cogeneration plant, decreased $11.3 million, or 38.1%, in the first nine months of 2010 compared to the same period in 2009.  The decrease was due to a decrease in the effective price, primarily associated with the price of fuel and the unavailability of purchases from the Nikiski plant in the first quarter due to maintenance.  In the first nine months of 2010, Chugach purchased 374,351 MWh of energy at an average effective price of 4.65 cents per kWh.  In the first nine months of 2009, Chugach purchased 391,138 MWh of energy at an average effective price of 7.33 cents per kWh.

Transmission expense did not materially change in the first nine months of 2010 compared to the same period in 2009.

Distribution expense did not materially change in the first nine months of 2010 compared to the same period in 2009.

Consumer accounts increased $226.0 thousand, or 5.9%, in the first nine months of 2010 compared to the same period in 2009 due primarily to an increase in customer assistance programs, to include smart power education and process improvements.

Administrative, general and other expenses increased $1.2 million, or 8.1%, in the first nine months of 2010 compared to the same period in 2009. The increase was due primarily to current costs associated with prior workers compensation claims and higher general and administrative labor in the first nine months of 2010 compared to the same period in 2009.

Depreciation and amortization expense did not materially change in the first nine months of 2010 compared to the same period in 2009.

Interest on long-term debt decreased $5.4 million, or 35.4%, in the first nine months of 2010 compared to the same period in 2009.  The decrease was due primarily to the reclassification of the interest expense associated with the 2001 Series A Bonds, due March 15, 2011, from long-term to short-term and a lower debt balance in 2010 as a result of principal payments on our CoBank debt.  That decrease was somewhat offset by an increase in interest rates in the first nine months of 2010 compared to the same period in 2009.

Other interest expense increased $5.1 million in the first nine months of 2010 compared to the same period in 2009.  The increase was due primarily to the reclassification of the interest expense associated with the 2001 Series A Bonds, due March 15, 2011, from long-term to short-term and the difference between the balance and associated interest rate of our commercial paper in the first nine months of 2010 compared to the same period in 2009.

Interest charged to construction increased $314.5 thousand, or 79.2%, in the first nine months of 2010 compared to the same period in 2009 due primarily to an increase in the average Construction Work in Progress (CWIP) balance that is debt financed.  That was due primarily to expenditures associated with the SPP project.

Non-operating margins decreased $10.1 thousand, or 3.2%, in the first nine months of 2010 compared to the same period in 2009.  The increase was due primarily to an increase in interest income caused by a higher cash balance in the first nine months of 2010 compared to the same period in 2009, which was somewhat offset by a decrease in Allowance for Funds Used During Construction (AFUDC) caused by a lower average CWIP balance that is equity financed.

Financial Condition

Assets

Total assets increased $19.1 million, or 3.4%, from December 31, 2009 to September 30, 2010.  Net utility plant increased $21.0 million, or 4.5%, due primarily to extension and replacement of plant in excess of depreciation expense, primarily associated with SPP. Cash and cash equivalents increased $7.1 million caused primarily by the timing of additional commercial paper issuances and the payment of expenditures. Materials and supplies increased $1.3 million, or 4.4%, due primarily to the purchase of materials for planned generation projects. Prepayments increased $1.2 million caused by the annual renewal of property insurance and the balance of the prepayment of health and welfare premiums for 2010.

These increases were offset by decreases in other property and investments, accounts receivable and deferred charges.  Other property and investments decreased $295.8 thousand, or 2.3%, due to an equity retirement from CoBank.  Accounts receivable decreased $9.3 million, or 28.4%, due primarily to a decrease in the energy and fuel component of consumer’s invoices.  Deferred charges decreased $2.0 million, or 9.3%, due to the amortization of existing deferred charges which exceeded the costs associated with current deferred projects.

Liabilities and Equity

Total liabilities, equities and margins increased $19.1 million, or 3.4%, from December 31, 2009 to September 30, 2010.  The increase included a $1.4 million, or 0.9%, increase in total equities and margins due to the margins generated in the first nine months of 2010.  Current installments of long-term obligations increased $148.7 million due to the reclassification of the 2001 Series A Bonds due March 15, 2011, from long-term obligations.  Commercial paper increased $21.0 million, or 40.8%, due to an increase in SPP financing requirements.  Accounts payable increased $3.9 million, or 38.0%, due primarily to the timing of construction payments.  Fuel and purchased power cost over-recovery increased $1.1 million, or 32.0%, due to the over-collection of the prior quarter’s fuel and purchased power costs recovered through the fuel surcharge process.  Salaries, wages and benefits increased $1.2 million, or 20.4%, due to an increase in pension benefits and the timing of the payment of accrued labor.

These increases were offset by a $152.6 million, or 49.6%, decrease in total long-term obligations, caused by the reclassification of the 2001 Series A Bonds due March 15, 2011 to current portion and to the principal payments on CoBank 2, 3, 4 and 5 in the first nine months of 2010.  Consumer deposits decreased $267.4 thousand, or 10.9%, and accrued interest decreased $4.3 million, or 71.4%, caused by the semi-annual interest payments on our bonds.  Fuel payable decreased $650.6 thousand, or 4.4%, caused by the timing of our fuel payments.  Other liabilities decreased $285.1 thousand, or 23.1%, caused by the payment of Chugach’s annual gross receipts tax and the payment of the remaining 2009 retirement of patronage capital in the first quarter of 2010.  Deferred liabilities decreased $147.3 thousand, or 9.1%, caused by a decrease in customer advances for construction.

LIQUIDITY AND CAPITAL RESOURCES

Summary

We ended the first nine months of 2010 with $10.6 million of cash and cash equivalents, up from $3.5 million at December 31, 2009.  We did not utilize the $50.0 million line of credit that we maintain with NRUCFC in the first nine months of 2010, therefore, this line of credit had no outstanding balance and our available borrowing capacity under this line was $50.0 million at September 30, 2010.  We issued commercial paper in the first nine months of 2010 and had $72.5 million of commercial paper outstanding at September 30, 2010, thus our available borrowing capacity under our Commercial Paper Program at September 30, 2010, was $227.5 million.

Cash equivalents consist of all highly liquid debt instruments with a maturity of three months or less when purchased and an Overnight Repurchase Agreement with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods ended September 30.

	2010	2009
Total cash provided by (used in):

Operating activities	$32,373,232	$21,938,049
Investing activities	(43,056,954)	(21,389,832)
Financing activities	17,813,483	(1,706,340)

Increase (decrease) in cash and cash equivalents	$7,129,761	$(1,158,123)

Operating Activities

Cash provided by operating activities was $32.4 million for the period ended September 30, 2010, compared with $21.9 million for the period ended September 30, 2009. Assignable margins increased to $1.4 million in the first nine months of 2010, compared with $0.8 million in the first nine months of 2009.  The change in cash provided by operating activities was due primarily to changes in depreciation and amortization, accounts receivable, fuel cost under-recovery, prepayments, fuel cost over-recovery, salaries, wages and benefits and fuel.  The change in depreciation and amortization was due primarily to depreciation on additional extension and replacement of plant and the accounts receivable change was due primarily to a decrease in the energy and fuel component of consumer’s invoices.  The change in fuel cost under-recovery was due to the collection of fuel and purchased power costs recovered through the fuel surcharge process.  The change in prepayments was due primarily to the prepayment of health and welfare premiums for 2010.  The change in fuel cost over-recovery was due to the over-collection of fuel and purchased power costs recovered through the fuel surcharge process.  The change in salaries, wages and benefits was due primarily to an increase in pension benefits while the change in fuel payable was due primarily to the change in fuel prices and the difference in the level of economy energy sales.

Investing Activities

Cash used in investing activities was $43.1 million for the period ended September 30, 2010, compared with $21.4 million for the period ended September 30, 2009.  The increase in cash used in investing activities for the period ended September 30, 2010, compared with the period ended September 30, 2009, was due to the level of construction activity, primarily related to SPP.  Capital construction for 2010 is estimated at $111.9 million.  Capital improvement expenditures, excluding expenditures related to SPP, are expected to decrease during the fourth quarter as the construction season ends.

Financing Activities

Cash provided by financing activities was $17.8 million for the period ended September 30, 2010, compared to cash used for financing activities of $1.7 million for the period ended September 30, 2009.  The change in cash provided by or used in financing activities for the period ended September 30, 2010, compared with the period ended September 30, 2009, was due primarily to the use of commercial paper to pay long-term debt, as well as the payment of short term borrowings and notes payable in 2009 compared to the issuance of additional commercial paper and the payment of debt in the first nine months of 2010.  The change was also due to an increase in customer advances for construction.

Sources of Liquidity

Chugach has satisfied its operational and capital cash requirements through internally generated funds, a $50 million line of credit from NRUCFC and a $300 million Commercial Paper Program.  At September 30, 2010, there was no outstanding balance on our NRUCFC line of credit and $72.5 million of outstanding commercial paper.  Thus, at September 30, 2010, our available borrowing capacity under our line of credit was $50 million and our available commercial paper capacity was $227.5 million.

Chugach also has a term loan facility with CoBank.  Loans made under this facility are evidenced by promissory notes governed by the Master Loan Agreement, which became effective on January 22, 2003.

At September 30, 2010, Chugach had the following promissory notes outstanding with this facility:

Promissory Note	Principal Balance	Interest Rate at September 30, 2010	Maturity Date	Principal Payment Dates
CoBank 3	16,914,427	2.60%	2022	2003 – 2022
CoBank 4	18,487,863	2.60%	2022	2003 – 2022
CoBank 5	2,162,668	2.60%	2012	2007 – 2012
Total	$37,564,958

Over the next several years Chugach anticipates incurring increased amounts of capital expenditures due to the construction of a gas-fired generation project and on going capital needs.  In addition, we expect to refinance certain existing debt.  Commercial paper is being issued and will act as a bridge until Chugach converts commercial paper balances to long term debt and to refinance the 2001 and 2002 Series A bonds due 2011 and 2012, respectively.  Chugach’s Commercial Paper Program is backed by a $300 million Unsecured Credit Agreement, executed on October 10, 2008, however, at this time, management intends to renew this agreement although the terms may be different.  Chugach began issuing commercial paper in 2009 and had a balance of $72.5 million outstanding at September 30, 2010.  Our commercial paper can be repriced between one and two hundred and seventy days.

Chugach management continues to expect that cash flows from operations and external funding sources, including additional commercial paper borrowings, will be sufficient to cover operational, financing and capital funding requirements in 2010 and thereafter.

CRITICAL ACCOUNTING POLICIES

Chugach’s accounting and reporting policies comply with U.S. generally accepted accounting principles (GAAP).  The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that effect results of operations and reported amounts of assets and liabilities in the financial statements.  Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach's financial condition and results of its operations, and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies.  Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements.  These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP.  For all of these policies management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  Management has discussed the development and the selection of critical accounting policies with Chugach's Audit Committee. The following policies are considered to be critical accounting policies for the quarter ended September 30, 2010.

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

Unbilled revenue

Chugach calculates unbilled retail revenue at the end of each month to ensure the recognition of a calendar month’s revenue.  Chugach estimates calendar-month unbilled sales based on billing cycle sales, billing cycle read dates, weather and hours of darkness to produce an estimate of calendar sales.  This estimate of calendar sales is calibrated to deliveries measured at Chugach distribution substations, net of losses.  Chugach then uses the calibrated estimate of unbilled billing class determinants to produce an estimate of calendar month revenue.  Chugach accrued $6,371,177 and $7,924,356 of unbilled retail revenue at September 30, 2010 and 2009, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Information required by this Item is contained in Note 7 to the “Notes to Financial Statements” within Part I of this Form 10-Q.

OUTLOOK

Procuring a new power generation facility, low-cost financing and replacement revenue sources for some significant wholesale customer loads that will potentially be leaving in 2014, all while controlling operating expenses to minimize impacts on customer rates,  are some of the challenges Chugach has faced and will continue to face in the near and intermediate term.

These issues, along with emerging energy issues and state political factors, will shape how Chugach proceeds into the future.

Chugach has entered an agreement with AML&P to construct and own as tenants in common a new 183 MW natural gas-fired power plant.  Chugach will own and take approximately 70 percent of the new plant’s output and AML&P will own and take the remaining output.  Currently, major components have been ordered and engineering is moving forward.  Chugach executed an Engineering, Procurement and Construction (EPC) contract in June and a Once Through Steam Generator (OTSG) equipment contract in August and finalized the transportation of the steam turbine generator in September of this year.

On October 5, 2010, the RCA, acting on a petition filed by Chugach, concluded that Chugach may include in future rates $197 million in expenditures attributable to three principal contracts to build SPP when the plant becomes used and useful.  The RCA found that “it is in the public interest to provide cost recovery assurance” to Chugach regarding these costs.  This action is unprecedented in Alaska regulatory history and is a noteworthy endorsement of Chugach’s decision to build this new facility.

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

MEA does not have significant resources in place at this time that would indicate a complete reduction in service from Chugach is probable or even possible.  At the August 26, 2009, Chugach Board of Directors’ meeting and in a letter dated September 3, 2009, MEA’s then Interim General Manager advised Chugach that MEA desires to open discussions regarding power sales possibilities beyond 2014.  Discussions have been ongoing throughout 2010.

Chugach is continuing to pursue replacement sources of revenue through potential new firm power sales agreements and transmission wheeling and ancillary services tariff additions.  We believe that successful implementation of new power sales agreements and revised tariffs will mitigate anticipated rate increases in the 2014 and 2015 timeframe.  However, we cannot assure that we will be able to completely replace sources of revenue or that any replacement of revenue sources or new tariffs will fully mitigate any anticipated rate increases in this timeframe.

A State of Alaska Energy Plan set a goal that renewable energy and alternative fuel sources account for one-half of the state’s energy sales by 2025.  This is in concert with Chugach’s conceptual goal to move from a “90 – 10” (90 percent fossil fuel – 10 percent renewable alternative) generation mix to a “10 – 90” generation mix.  Chugach’s challenge in the coming years will be to find low-cost, highly efficient generation projects that lead toward this goal.

In 2009 and 2010, the Alaska Legislature considered, but did not adopt, legislation to create the Greater Railbelt Energy and Transmission Corporation (GRETC).  The purpose of the corporation was to “plan for the financing, acquisition, construction, ownership, and operation of necessary electric power generation and transmission assets and services that would be necessary to provide the Railbelt with adequate, reliable, safe, and stable electric power and transmission services at the lowest feasible long-term cost.”  The six Railbelt utility governing bodies worked cooperatively on this legislation.  The Railbelt utilities will continue to support establishment of an organization to do at least some of the mission foreseen for GRETC.  Chugach is an active participant in this process and, with other utilities, is considering establishing a Railbelt Generation and Transmission Cooperative as an alternative to GRETC.

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

Potential renewable resources that Chugach is actively exploring with developers include the Fire Island wind project being proposed by Fire Island Wind, LLC, Mt. Spurr Geothermal being proposed by Ormat Technologies, Inc., landfill gas and a potential waste-to-energy project in Anchorage.  Other potential projects include wind power developments in the HEA and GVEA service areas.  Chugach, in coordination with other Railbelt utilities and the National Renewable Energy Laboratory (NREL), is currently involved in wind integration studies to determine if wind resources can be cost effectively added to Chugach’s and the Railbelt’s islanded grid system.

Approximately 70 percent of Chugach’s employees are represented by the IBEW.  We have three agreements with the IBEW.  We also have an agreement with the HERE.  All current agreements were due to expire on June 30, 2010.  On February 24, 2010, the Board of Directors approved three year extensions of the three IBEW CBA’s.  The three extensions provide no wage increase in the first year and wage increases tied to changes in the CPI in the second and third years, with a floor on the minimum increase and a cap on the maximum increase.  The wage increases also have an indirect connection to Chugach’s financial performance.  The contract extensions expire on June 30, 2013.  On April 28, 2010, the Board of Directors approved a three year extension of the HERE agreement.  The extension contains an increase in the employer health and welfare contribution in each year of the extension but does not provide for a wage or pension increase.  The contract extension expires on June 30, 2013.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES MARKET RISK

Chugach is exposed to a variety of risks, including changes in interest rates and changes in commodity prices due to repricing mechanisms inherent in gas supply contracts.  In the normal course of our business, we manage our exposure to these risks as described below.  We do not engage in trading market risk-sensitive instruments for speculative purposes.

Interest Rate Risk

At September 30, 2010, our short- and long- term debt was comprised of our 2001 and 2002 Series A Bonds, promissory notes owed to CoBank and outstanding commercial paper.

The interest rates of our 2001 and 2002 Series A Bonds are fixed at 6.55 and 6.20 percent, respectively, per annum.  At September 30, 2010, we had $270.0 million of 2001 and 2002 Series A Bonds outstanding.  The fair value at September 30, 2010, was $281.7 million.

Chugach is exposed to market risk from changes in interest rates associated with our other credit facilities.  Our credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the London Interbank Offered Rate (LIBOR) or the base rate or prime rate of our lenders.  A 100 basis-point rise in interest rates would increase our interest expense by approximately $1.1 million, and a 100 basis point decline in interest rates would decrease our interest expenses by approximately $614.9 thousand, based on $110.1 million of variable rate debt outstanding at September 30, 2010.

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

With the approval of the MAP contract, Chugach has ensured 100 percent of its natural gas needs will be met at least through March 31, 2013.

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

Transportation Agreement between the Registrant and Beluga Pipeline Company dated effective October 1, 2010.

Transportation Agreement For Interruptible Transportation Of Natural Gas between the Registrant and Kenai Nikiski Pipeline dated effective October 1, 2010.

Gas Exchange Contract between the Registrant and Union Oil Company of California dated effective October 1, 2010.

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Bradley W. Evans
Bradley W. Evans
Chief Executive Officer

By:	/s/ Michael R. Cunningham
Michael R. Cunningham
Chief Financial Officer

Date:	November 11, 2010

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description

10.68	Transportation Agreement between the Registrant and Beluga Pipeline Company dated effective October 1, 2010

10.69	Transportation Agreement For Interruptible Transportation Of Natural Gas between the Registrant and Kenai Nikiski Pipeline dated effective October 1, 2010

10.70	Gas Exchange Contract between the Registrant and Union Oil Company of California dated effective October 1, 2010

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002