Form 10-Q
period 2011-03-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2011-05-16
CIK 878004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Statements in this report that do not relate to historical facts, including statements relating to future plans, events or performance, are forward-looking statements that involve risks and uncertainties.  Actual results, events or performance may differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report and the accuracy of which is subject to inherent uncertainty.  It is suggested these statements are read in conjunction with our audited financial statements for the year ended December 31, 2010, filed as part of our annual report on Form 10-K.  Chugach Electric Association, Inc. (Chugach) undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances that may occur after the date of this report or the effect of those events or circumstances on any of the forward-looking statements contained in this report, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the financial statements of Chugach as of and for the quarter ended March 31, 2011, follow.

Chugach Electric Association, Inc.
Balance Sheets
(Unaudited)

Assets	March 31, 2011	December 31, 2010

Utility Plant:
Electric plant in service	$859,079,890	$853,933,739
Construction work in progress	118,952,858	100,787,482
Total utility plant	978,032,748	954,721,221
Less accumulated depreciation	(454,636,325)	(446,582,318)
Net utility plant	523,396,423	508,138,903

Other property and investments, at cost:
Nonutility property	84,735	84,735
Special funds	420,821	395,833
Investments in associated organizations	11,009,902	12,163,097
Total other property and investments	11,515,458	12,643,665

Current assets:
Cash and cash equivalents	11,104,140	12,070,713
Special deposits	211,858	211,858
Restricted cash equivalents	120,091,902	0
Fuel cost under-recovery	2,217,503	2,371,631
Accounts receivable, net	33,546,575	35,140,119
Materials and supplies	36,756,918	35,974,170
Prepayments	3,971,485	1,925,424
Other current assets	376,443	256,290
Total current assets	208,276,824	87,950,205

Deferred charges, net	23,762,782	20,994,955

Total assets	$766,951,487	$629,727,728

Chugach Electric Association, Inc.
Balance Sheets (continued)
(Unaudited)

Liabilities, Equities and Margins	March 31, 2011	December 31, 2010

Equities and margins:
Memberships	$1,484,858	$1,474,869
Patronage capital	146,636,826	149,543,952
Other	11,251,117	10,823,463
Total equities and margins	159,372,801	161,842,284

Long-term obligations, excluding current installments:
Bonds payable	275,000,000	270,000,000
National Bank for Cooperatives note payable	33,249,789	34,450,318
Total long-term obligations	308,249,789	304,450,318

Current liabilities:
Current installments of long-term obligations	122,950,588	2,851,500
Commercial paper	112,000,000	98,500,000
Accounts payable	20,669,380	18,860,926
Consumer deposits	4,174,559	5,225,729
Accrued interest	3,765,723	6,049,531
Salaries, wages and benefits	7,414,466	6,733,842
Fuel	18,181,971	21,569,538
Other current liabilities	2,085,541	1,872,314
Total current liabilities	291,242,228	161,663,380

Deferred compensation	420,821	395,833
Deferred credits	1,191,671	1,375,913
Patronage capital payable	6,474,177	0

Total liabilities, equities and margins	$766,951,487	$629,727,728

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Statements of Operations
(Unaudited)

	Three months ended March 31

	2011	2010

Operating revenues	$69,494,223	$66,711,045

Operating expenses:
Fuel	30,584,886	29,258,321
Power production	4,195,100	3,813,816
Purchased power	6,844,784	5,448,405
Transmission	1,993,549	1,366,762
Distribution	2,753,859	2,758,213
Consumer accounts	1,395,520	1,327,222
Administrative, general and other charges	5,181,933	5,124,378
Depreciation	8,147,105	8,123,347
Total operating expenses	61,096,736	57,220,464

Interest expense
Long-term debt and other	5,359,611	5,215,246
Charged to construction	(469,070)	(198,341)
Interest expense, net	4,890,541	5,016,905
Net operating margins	3,506,946	4,473,676

Nonoperating margins:
Interest income	74,966	75,772
Allowance for funds used during construction	21,368	11,777
Capital credits, patronage dividends and other	36,747	7,314
Total nonoperating margins	133,081	94,863

Assignable margins	$3,640,027	$4,568,539

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Statements of Cash Flows
(Unaudited)

	Three months ended March 31
Cash flows from operating activities:	2011	2010
Assignable margins	$3,640,027	$4,568,539

Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation	8,147,105	8,123,347
Amortization and depreciation cleared to operating expenses	1,464,133	1,221,560
Allowance for funds used during construction	(21,368)	(11,777)
Property losses, net / other	36,116	(9,922)

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	1,593,544	6,933,184
Fuel cost under-recovery	154,128	56,510
Materials and supplies	(816,248)	(1,962,182)
Prepayments	(2,046,061)	(2,764,535)
Special Funds / Other assets	(178,922)	(153,050)
Deferred charges	(2,081,753)	(642,262)

Increase (decrease) in liabilities:
Accounts payable	1,662,377	(6,345,005)
Consumer deposits	(1,051,170)	193,572
Fuel cost over-recovery	0	209,717
Accrued interest	(2,283,808)	(4,317,656)
Salaries, wages and benefits	680,624	691,929
Fuel	(3,387,567)	1,256,962
Other liabilities	385,696	(482,488)
Deferred liabilities	4,860	(17,285)
Net cash provided by operating activities	5,901,713	6,549,158

Cash flows from investing activities:
Investment in associated organizations	1,153,470	311,593
Investment in restricted cash equivalents	(270,000,000)	0
Proceeds from restricted cash equivalents	150,000,000	0
Extension and replacement of plant	(23,539,389)	(6,337,937)
Net cash used for investing activities	(142,385,919)	(6,026,344)

Cash flows from financing activities:
Payments for debt issue costs	(1,848,620)	0
Repayments of long-term obligations	(151,101,441)	(1,510,489)
Proceeds from short-term borrowing	13,500,000	10,500,000
Proceeds from long-term borrowing	275,000,000	0
Memberships and donations received (refunded)	49,180	(9,287)
Retirement of patronage capital and estate payments	(72,976)	(115,896)
Net receipts (refunds) on consumer advances for construction	(8,510)	217,214
Net cash provided by financing activities	135,517,633	9,081,542

Net change in cash and cash equivalents	(966,573)	9,604,356

Cash and cash equivalents at beginning of period	$12,070,713	$3,503,765

Cash and cash equivalents at end of period	$11,104,140	$13,108,121

Supplemental disclosure of non-cash investing and financing activities
Retirement of plant	$187,244	$42,764
Extension and replacement of plant included in accounts payable	$14,041,165	$2,119,426
Supplemental disclosure of cash flow information - interest expense paid, excluding amounts capitalized	$9,104,112	$9,077,159

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Notes to Financial Statements
March 31, 2011 and 2010

1.	PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited interim financial statements include the accounts of Chugach Electric Association, Inc. (Chugach) and have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  They should be read in conjunction with our audited financial statements for the year ended December 31, 2010, filed as part of our annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

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

Chugach supplies much of the power requirements for three wholesale customers, Matanuska Electric Association, Inc. (MEA), Homer Electric Association, Inc. (HEA), and the City of Seward (Seward).  Chugach’s retail and wholesale members are the consumers of the electricity sold.

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

3.	SIGNIFICANT ACCOUNTING POLICIES

a.	Management Estimates

In preparing the financial statements, the management of Chugach is required to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the reporting period.  Estimates include allowance for doubtful accounts, deferred charges and credits, unbilled revenue and the estimated useful life of utility plant.  Actual results could differ from those estimates.

Chugach Electric Association, Inc.
Notes to Financial Statements
March 31, 2011 and 2010

b.	Regulation

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

c.	Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the three month periods ended March 31, 2011, 2010 and 2009 was in compliance with that provision.  In addition, Chugach collects sales tax and is assessed gross receipts and excise taxes which are presented on a net basis in accordance with FASB ASC 605-45-50, “Topic 605 – Revenue Recognition – Subtopic 45 – Principal Agent Considerations – Section 50 – Disclosure.”

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

4.	REGULATORY MATTERS

Request for Regulatory Asset

On January 21, 2011, Chugach issued $90 million of First Mortgage Bonds (2011 Series A, Tranche A) at an interest rate of 4.20 percent and $185 million of First Mortgage Bonds (2011 Series A, Tranche B) at an interest rate of 4.75 percent.  The proceeds of the 2011 Series A Bonds were used for the refinancing of Chugach’s $150 million of 2001 Series A Bonds that matured on March 15, 2011, at an interest rate of 6.55 percent and will be used for the refinancing of Chugach’s $120 million of 2002 Series A Bonds that matures on February 1, 2012 at an interest rate of 6.20 percent.

On March 22, 2011, Chugach submitted a petition to the RCA requesting authorization to create regulatory assets for the deferral of interim interest expense associated with the refinancing of its 2001 and 2002 Series A Bonds.

Chugach Electric Association, Inc.
Notes to Financial Statements
March 31, 2011 and 2010

The regulatory asset for the 2001 Series A Bonds that matured on March 15, 2011, totals $1.0 million.  The regulatory asset for the 2002 Series A Bonds that matures on February 1, 2012, totals $5.7 million.  RCA approval will allow Chugach to recover in electric rates the interim interest expense over the life of both 2011 Series A Bonds.   Chugach also requested approval to recover the associated refinancing costs in electric rates through amortization over the life of the new 2011 Series A Bonds.

On April 5, 2011, the RCA issued Order No. 1 of Docket U-11-025 to adjudicate Chugach’s request.  The RCA expects to issue a final decision by September 11, 2011.

December 31, 2010 Test Year Simplified Rate Filing

On March 31, 2011, Chugach submitted a Simplified Rate Filing (SRF) to the RCA and requested a system demand and energy rate increase of 0.9 percent, or approximately $1.0 million on an annual basis.  The filing is based on the December 31, 2010, test year for proposed rate adjustments effective in mid May 2011.  On a customer class basis, Chugach requested demand and energy rate increases of 0.3 percent to Chugach retail customers and 2.2 percent to its wholesale classes.

2008 Test Year Rate Case

In Order Nos. U-09-080(10)/U-09-097(9), the RCA approved Chugach’s retail refund plan and required Chugach to file notification to the RCA upon the completion of disbursement of the refunds.  In March of 2011, Chugach completed the retail refund and filed its required notification to the RCA that the refunds had been issued.

ENSTAR (Alaska Pipeline Company)

ENSTAR Natural Gas Company (ENSTAR) has a tariff to transport our gas purchased from gas suppliers on a firm basis to our International Station Power Plant (historically known as “IGT”), at a transportation rate of $0.63 per thousand cubic feet (MCF).  The agreement contains a fixed monthly charge of $2,840 for firm service.  In December of 2010, ENSTAR applied for extension of this tariff rate to provide gas transportation to Chugach to service the Bernice Lake Power Plant.  The RCA approved the request in February of 2011.

5.	LINES OF CREDIT

Chugach maintained a $50 million line of credit with National Rural Utilities Cooperative Finance Corporation (NRUCFC).  Chugach did not utilize this line of credit in the first quarter of 2011, and therefore had no outstanding balance at March 31, 2011.  In addition, Chugach did not utilize this line of credit during 2010 and therefore had no outstanding balance at December 31, 2010.  The borrowing rate is calculated using the total rate per annum as may be fixed by NRUCFC and will not exceed the Prevailing Prime Rate, plus one percent per annum.  At March 31, 2011, and December 31, 2010, the borrowing rate was 4.95%.

Chugach Electric Association, Inc.
Notes to Financial Statements
March 31, 2011 and 2010

The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance.  The NRUCFC line of credit expires October 14, 2012.

This line of credit is immediately available for unconditional borrowing.

6.	COMMERCIAL PAPER / FINANCING

Commercial Paper

Over the next two years, Chugach anticipates financing increased capital expenditures due to the construction of a gas-fired generation unit and on-going capital needs.  Commercial paper is being issued and will act as a bridge until Chugach converts Commercial Paper balances to long term debt.  On November 17, 2010, Chugach entered into a $300 million Unsecured Credit Agreement between NRUCFC, Bank of America, N.A., KeyBank National Association, JPMorgan Chase Bank, N.A., Bank of Montreal, CoBank, ACB, Goldman Sachs Bank USA, Bank of Taiwan, Los Angeles Branch and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch intended to back the commercial paper program.  The 2010 Credit Agreement was priced with an all-in drawn spread of one month London Interbank Offered Rate (LIBOR) plus 150 basis points, along with a 25 basis points facility fee (based on an A-/A3 unsecured debt rating).  The 2010 Credit Agreement expires on November 17, 2013.  Chugach had $112 and $98.5 million of commercial paper outstanding at March 31, 2011 and December 31, 2010, respectively.  Our commercial paper can be repriced between one day and two hundred seventy days.

The following table provides information regarding average commercial paper balances outstanding for the quarter ended March 31 (dollars in millions), as well as corresponding weighted average interest rates:

2011		2010
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$109.6	0.30%	$57.2	0.26%

Financing

On March 15, 2011, Chugach refinanced its 2001 Series A Bonds with proceeds from $90 million of First Mortgage Bonds, 2011 Series A, due March 15, 2031, and $185 million of First Mortgage Bonds, 2011 Series A, due March 15, 2041, issued on January 21, 2011.  The First Mortgage Bonds, 2011 Series A, due March 15, 2031, bear interest at 4.20% per annum, payable semi-annually on March 15 and September 15 of each year commencing on September 15, 2011.  Principal on the 2011 Series A Bonds due March 15, 2031 will be paid in equal annual installments beginning on March 15, 2012, resulting in an average life of approximately 10 years.  The First Mortgage Bonds, 2011 Series A, due March 15, 2041, bear interest at 4.75% per annum, payable semi-annually on March 15 and September 15 of each year commencing on September 15, 2011.  Principal on the 2011 Series A Bonds due March 15, 2041 will be paid in equal annual installments beginning on March 15, 2012, resulting in an average life of approximately 15.5 years.  The bonds and all other long-term debt obligations are secured by a lien on substantially all of Chugach’s assets pursuant to the Second Amended and Restated Indenture of Trust, which became effective on January 20, 2011.  At this time, Chugach plans to use the balance of the proceeds, currently being held by its trustee, to refinance $120 million of 2002 Series A Bonds due February 1, 2012, after satisfying the conditions to authenticate and deliver additional obligations under the Second Amended and Restated Indenture of Trust, which became effective January 20, 2011.

Chugach Electric Association, Inc.
Notes to Financial Statements
March 31, 2011 and 2010

Chugach had a term loan facility with CoBank.  Loans made under that facility were evidenced by promissory notes governed by the Master Loan Agreement since January 22, 2003.  On January 19, 2011, Chugach and CoBank amended and restated the existing Master Loan Agreement.  The existing obligations under the existing loan are evidenced by the 2011 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated January 19, 2011 and secured by the Second Amended and Restated Indenture.

7.	RECENT ACCOUNTING PRONOUNCEMENTS

ASC Update 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”

In May 2011, the FASB issued ASC Update 2011-04, “Fair Value Measurement: (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASC Update 2011-04 amends current U.S. GAAP to create more commonality with IFRS by changing some of the wording used to describe requirements for measuring fair value and for disclosing information about fair value measurements.  This update is effective for the first interim or annual reporting period beginning after December 15, 2011.  Chugach will begin application of ASC 2011-04 on January 1, 2012, which is not expected to have any effect on results of operations, financial position, and cash flows.

ASC Update 2011-03 “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”

In April 2011, the FASB issued ASC Update 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.”  ASC Update 2011-03 redefines the criterion of what constitutes effective control in determining whether an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements.  This update is effective for the first interim or annual reporting period beginning on or after December 15, 2011.  Chugach will begin application of ASC 2011-03 on January 1, 2012, which is not expected to have any effect on results of operations, financial position, and cash flows.

ASC Update 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force)”

In December 2010, the FASB issued ASC Update 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force).”  ASC Update 2010-29 clarifies the pro forma information disclosure requirements of public entities that enter into business combinations that are material on an individual or aggregate basis.  This update is effective for the first annual reporting period beginning on or after December 15, 2010.  Chugach began application of ASC 2010-29 on January 1, 2011, which did not have any effect on results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.
Notes to Financial Statements
March 31, 2011 and 2010

ASC Update 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”

In January 2010, the FASB issued ASC Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.”  ASC Update 2010-06 applies to all entities that are required to make disclosures about recurring or nonrecurring fair value measurements and expands the disclosures required based on the measurement Level.  This update is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for certain Level 3 transactions.  Those transaction disclosure requirements were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Chugach began application of ASC Update 2010-06 to the current financial statements, for the period ended March 31, 2010, which did not have any effect on our results of operations, financial position, and cash flows.  Chugach began application of the Level 3 transaction disclosures on January 1, 2011, which did not have any effect on results of operations, financial position and cash flows.

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

Chugach Electric Association, Inc.
Notes to Financial Statements
March 31, 2011 and 2010

The table below presents the balance of Chugach’s non-qualified deferred compensation plan and Overnight Repurchase Agreement assets measured at fair value on a recurring basis at March 31, 2011, and December 31, 2010.

	Total	Level 1	Level 2	Level 3
March 31, 2011
Deferred compensation	$420,821	$420,821	$0	$0
Repurchase agreement	$7,652,329	$0	$7,652,329	$0

December 31, 2010
Deferred compensation	$395,833	$395,833	$0	$0
Repurchase agreement	$12,008,821	$0	$12,008,821	$0

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

Fair Value of Financial Instruments

The estimated fair values (in thousands) of the long-term obligations included in the financial statements at March 31, 2011, are as follows:

	Carrying Value	Fair Value
Long-term obligations (including current installments)	$431,200	$429,861

9.	ENVIRONMENTAL MATTERS

The Clean Air Act and Environmental Protection Agency (EPA) regulations under the act (the “Clean Air Act”) establish ambient air quality standards and limit the emission of many air pollutants.  Some Clean Air Act programs that regulate electric utilities, notably the Title IV “acid rain” requirements, do not apply to facilities located in Alaska.  In 2008, the EPA vacated regulations to limit mercury emissions from fossil-fired, steam-electric generating facilities.

Chugach Electric Association, Inc.
Notes to Financial Statements
March 31, 2011 and 2010

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

10.	COMMITMENTS AND CONTINGENCIES

Generation Commitments

Chugach is in the process of developing a natural gas-fired generation plant on land owned by Chugach near its Anchorage headquarters.  The Southcentral Power Project (SPP) will be developed and owned by Chugach and Municipal Light & Power (ML&P) as tenants in common.  Chugach will own and take approximately 70 percent of the new plant’s output and ML&P will own and take the remaining output.  Chugach will proportionately account for its ownership in the SPP.

Chugach executed a gas turbine purchase agreement for the purchase of three gas turbines and a spare engine for maintenance purposes with General Electric Packaged Power (GEPP).  Chugach has also executed an owner’s engineer services contract, a services contract for the shipment of the combustion turbine generators and related accessories, a steam turbine generator (STG) purchase agreement, an engineering, procurement, and construction (EPC) contract, a once through steam generator (OTSG) equipment contract and amended the contract for transportation of combustion turbine generators to include transportation of the steam turbine generator.  Chugach received an air quality permit from the Alaska Department of Environmental Conservation, in 2010, allowing the project to begin construction in the spring of 2011 as planned.  On March 15, 2011, Chugach received its initial building permit from the Municipality of Anchorage.  Chugach made payments of $21.5 million in the first quarter of 2011, with additional payments of $118.3 million expected in 2011 pursuant to its contracts associated with SPP.

Chugach Electric Association, Inc.
Notes to Financial Statements
March 31, 2011 and 2010

Legal Proceedings

Chugach has certain litigation matters and pending claims that arise in the ordinary course of Chugach’s business.  In the opinion of management, no individual matter or matters in the aggregate is or are likely to have a material adverse effect on Chugach’s results of operations, financial condition or liquidity.

Patronage Capital Payable

In 2007, Chugach entered into an agreement with a wholesale customer to return all of its patronage capital within five years after expiration of its power sales agreement, which was related to a settlement agreement associated with the 2005 Test Year General Rate Case (Docket U-06-134).  The agreement was contingent on the RCA accepting the parties’ settlement agreement in Docket U-06-134, which occurred on August 9, 2007.  The wholesale customer’s patronage capital should have been classified as a liability at that time.  The wholesale customer’s patronage capital was $6.5 million at December 31, 2010.  As the amount of the patronage capital was not material for any period, Chugach recorded an adjustment in the first quarter of 2011 to reclassify the amount of $6.5 million from patronage capital to patronage capital payable.

11.	PRESENTATION OF FINANCIAL INFORMATION

For the quarter ended March 31, 2011, Chugach recorded the following reclassifications for the quarter ended March 31, 2010:

A reclassification representing customer credit balances as a result of prepaid accounts previously included as a reduction to accounts receivable and now included as consumer deposits, a reclassification to present the amount of capitalized interest previously included as a reduction of cash provided by operating activities and now included as an increase of cash used in investing activities and a reclassification to present the amount of patronage returned from CoBank previously included as an increase of cash provided by operating activities and now included as a decrease of cash used in investing activities.  The impact of the reclassifications was to increase accounts receivable and consumer deposits by $3.4 million and to decrease cash provided by operating activities and decrease cash used in investing activities by $113,252 in 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information contained under the caption “CAUTION REGARDING FORWARD-LOOKING STATEMENTS” at the beginning of this report.

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins decreased $928.5 thousand, or 20.3%, during the first quarter of 2011 compared to the same quarter in 2010.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $2.8 million, or 4.2%, in the first quarter of 2011 compared to the same quarter in 2010.  This increase was due primarily to higher fuel and purchased power expense recovered through the fuel and purchased power surcharge process.

Retail revenue increased in the first quarter of 2011 compared to the same quarter in 2010.  Base revenue increased due to higher retail kWh sales caused by colder weather which was partially offset by a decrease in rates charged to retail customers as a result of final rates associated with Chugach’s 2008 Test Year Rate Case effective November 1, 2010, and Simplified Rate Filing (SRF) effective November 15, 2010.  Fuel and purchased power expense recovered through the fuel and purchased power surcharge process increased due primarily to higher fuel prices and an increase in purchased power in the first quarter of 2011 compared to the same period in 2010.

Wholesale revenue increased in the first quarter of 2011 compared to the same quarter in 2010.  Base revenue did not materially change in the first quarter of 2011 compared to the same quarter in 2010.  Chugach had higher wholesale kWh sales in the first quarter of 2011 as a result of colder weather, but that increase was offset by a decrease in rates charged to wholesale customers as a result of final rates associated with Chugach’s 2008 Test Year Rate Case effective November 1, 2010, and SRF effective November 15, 2010.  Fuel and purchased power expense recovered through the fuel and purchased power surcharge process increased due primarily to higher fuel prices and an increase in purchased power in the first quarter of 2011 compared to the same period in 2010.  Economy energy revenue decreased during the first quarter of 2011 compared to the same quarter in 2010 due to decreased sales to Golden Valley Electric Association, Inc. (GVEA) in the first quarter of 2011 compared to the first quarter of 2010.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $7.5 million to Chugach’s fixed costs for the quarter ended March 31, 2011, and $7.4 million for the quarter ended March 31, 2010.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended March 31, 2011 and 2010:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2011	2010	% Variance	2011	2010	% Variance	2011	2010	% Variance

Retail
Residential	$12.7	$12.5	1.6%	$7.6	$7.2	5.6%	$20.3	$19.7	3.0%
Small Commercial	$2.1	$2.0	5.0%	$1.6	$1.5	6.7%	$3.7	$3.5	5.7%
Large Commercial	$6.9	$7.1	(2.8%)	$6.4	$6.0	6.7%	$13.3	$13.1	1.5%
Lighting	$0.3	$0.3	0.0%	$0.1	$0.1	0.0%	$0.4	$0.4	0.0%
Total Retail	$22.0	$21.9	0.5%	$15.7	$14.8	6.1%	$37.7	$36.7	2.7%

Wholesale
HEA	$3.0	$3.0	0.0%	$5.8	$5.1	13.7%	$8.8	$8.1	8.6%
MEA	$6.2	$6.2	0.0%	$9.9	$8.9	11.2%	$16.1	$15.1	6.6%
SES	$0.4	$0.3	33.3%	$0.7	$0.7	0.0%	$1.1	$1.0	10.0%
Total Wholesale	$9.6	$9.5	1.1%	$16.4	$14.7	11.6%	$26.0	$24.2	7.4%

Economy Sales	$0.4	$1.0	(60.0%)	$4.7	$4.2	11.9%	$5.1	$5.2	(1.9%)
Miscellaneous	$0.5	$0.6	(16.7%)	$0.2	$0.0	0.0%	$0.7	$0.6	16.7%

Total Revenue	$32.5	$33.0	(1.5%)	$37.0	$33.7	9.8%	$69.5	$66.7	4.2%

The following table summarizes kWh sales for the quarter ended March 31:

	2011	2010
Customer	kWh	kWh

Retail	319,118,400	308,696,070
Wholesale	352,025,772	331,917,966
Economy Energy	61,993,000	68,770,000

Total	733,137,172	709,384,036

Base rates charged to retail and wholesale customers in the first quarter of 2011 include base rate changes effective November 1, 2010, and November 15, 2010.  The base rate changes were the result of rates included in final rates associated with Chugach’s 2008 Test Year Rate Case and SRF utilizing the twelve months ended June 30, 2010.  Base rates charged to retail customers decreased 2.1 percent and base rates charged to wholesale customers HEA, MEA and Seward decreased 3.5, 2.3 and 3.4 percent, respectively, in the first quarter of 2011 compared to the first quarter of 2010.

Total operating expenses increased $3.9 million, or 6.8%, in the first quarter of 2011 over the same quarter in 2010.

Fuel expense increased $1.3 million, or 4.5%, in the first quarter of 2011 compared to the same quarter in 2010.  The increase was due primarily to an increase in fuel price and an increase in fuel used.  The increase in fuel used was caused primarily by an increase in retail and wholesale kWh sales.  In the first quarter of 2011, Chugach used 7,671,791 MCF of fuel at an average effective price of $4.59 per MCF, which includes 1,030,720 MCF of fuel that is recorded as purchased power expense.  In the first quarter of 2010, Chugach used 7,489,117 MCF of fuel at an average effective price of $4.18 per MCF, which includes 486,435 MCF of fuel that is recorded as purchased power.

Production expense increased $381.3 thousand, or 10.0%, in the first quarter of 2011 compared to the same quarter in 2010.  The increase was due primarily to expenditures associated with the Bernice Lake water injection system and boiler maintenance at Beluga in 2011.

Purchased power expense, which includes the cost of 1,030,720 MCF of fuel associated with purchases from the Nikiski Cogeneration plant, increased $1.4 million, or 25.6%, in the first quarter of 2011 compared to the same quarter in 2010 due primarily to the unavailability of purchases from the Nikiski plant in the first quarter of 2010 due to maintenance.  In the first quarter of 2011, Chugach purchased 122,774 megawatt hours (MWh) of energy at an average effective price of 5.25 cents per kWh.  In the first quarter of 2010, Chugach purchased 94,262 MWh of energy at an average effective price of 5.38 cents per kWh.

Transmission expense increased $626.8 thousand, or 45.9%, due to the timing of transmission line clearing cycles and more substation maintenance in the first quarter of 2011 compared to the same quarter in 2010.

Distribution, consumer accounts, administrative, general and other and depreciation and amortization expense did not materially change in the first quarter of 2011 compared to the same quarter in 2010.

Interest on long-term and other debt did not materially change in the first quarter of 2011 compared to the same quarter in 2010.  A lower debt balance in 2011 as a result of principal payments on our CoBank debt was offset by an increase in commercial paper outstanding in the first quarter of 2011 compared to the same quarter in 2010.

Interest charged to construction increased $270.7 thousand, or 136.5%, in the first quarter of 2011 compared to the same quarter in 2010 due primarily to an increase in the average Construction Work in Progress (CWIP) balance that is debt financed.  This was due primarily to expenditures associated with the SPP project.

Non-operating margins increased $38.2 thousand, or 40.3%, in the first quarter of 2011 compared to the same quarter in 2010.  The increase was due primarily to an increase in Allowance for Funds Used During Construction (AFUDC) caused by a higher average CWIP balance that is equity financed and an increase in capital credits, patronage dividends and other caused by a gain associated with the sale of a turbine rotor blade.

Financial Condition

Assets

Total assets increased $137.2 million, or 21.8%, from December 31, 2010 to March 31, 2011.  Net utility plant increased $15.3 million, or 3.0%, due to extension and replacement of plant in excess of depreciation expense, primarily with expenditures associated with SPP.  Restricted cash equivalents increased $120.1 million caused by the funds being held to refinance the 2002 Series A Bonds due February 1, 2012.  Other current assets increased $120.2 thousand, or 46.9%, due to an increase in pole rental receivable.  Prepayments increased $2.0 million, or 106.3%, caused by the annual renewal of insurance and the prepayment of health and welfare premiums for 2011 and deferred charges increased $2.8 million, or 13.2%, due to expenditures associated with financing activity which exceeded the amortization of other deferred charges.

These increases were offset by decreases in investments in associated organizations, accounts receivable and cash and cash equivalents.  Investments in associated organizations decreased $1.2 million, or 9.5%, caused by a CoBank equity retirement in March of 2011.  Accounts receivable decreased $1.6 million, or 4.5%, caused primarily by the timing of customer payments for energy and cash and cash equivalents decreased $966.6 thousand, or 8.0%.

Liabilities and Equity

Total liabilities, equities and margins increased $137.2 million, or 21.8%, from December 31, 2010 to March 31, 2011.  The increase included a $3.8 million, or 1.2%, increase in total long-term obligations caused by the cost associated with the 2011 refinancing, which was partially offset by principal payments associated with our CoBank note.  Current installments of long-term obligations increased $120.1 million due to the reclassification of the 2002 Series A Bonds due February 1, 2012, from long-term obligations.  Commercial paper increased $13.5 million, or 13.7%, due primarily to expenditures associated with SPP.  Accounts payable increased $1.8 million, or 9.6%, due to the timing of cash payments for goods and services.  Salaries, wages and benefits increased $680.6 thousand, or 10.1%, due to an increase in benefits and the timing of the payment of accrued labor.  Fuel payable increased $1.3 million, or 8.6%, caused by the timing of our fuel payments.  Other liabilities increased $213.2 thousand, or 11.4%, caused by an increase in the municipal underground ordinance payable, which was partially offset by the payment of Chugach’s annual gross receipts tax.

These increases were offset by a $1.1 million, or 20.1%, decrease in consumer deposits due primarily to a decrease in prepaid customer accounts.  Accrued interest decreased $2.3 million, or 37.8%, due to the net of interest associated with the 2011 bonds acquired in January and the semi-annual interest payments on the 2001 and 2002 Series A Bonds in the first quarter of 2011.  Deferred liabilities also decreased $184.2 thousand, or 13.4%, caused by a decrease in customer advances for construction.

LIQUIDITY AND CAPITAL RESOURCES

Summary

We ended the first quarter of 2011 with $11.1 million of cash and cash equivalents, down from $12.1 million at December 31, 2010.  We did not utilize the $50 million line of credit that we maintain with NRUCFC in the first quarter of 2011, therefore, this line of credit had no outstanding balance and our available borrowing capacity under this line was $50 million at March 31, 2011.  We issued commercial paper in the first quarter of 2011 and had $112 million of commercial paper outstanding at March 31, 2011, thus our available borrowing capacity under our Commercial Paper Program at March 31, 2011, was $188 million.  Total available borrowing capacity at March 31, 2011, was $238 million.

Cash equivalents consist of all highly liquid debt instruments with a maturity of three months or less when purchased and an Overnight Repurchase Agreement with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the quarters ended March 31, 2011 and 2010.

	2011	2010
Total cash provided by (used in):

Operating activities	5,901,713	6,549,158
Investing activities	(142,385,919)	(6,026,344)
Financing activities	135,517,633	9,081,542

Increase in cash and cash equivalents	(966,573)	9,604,356

Operating Activities

Cash provided by operating activities was $5.9 million for the quarter ended March 31, 2011, compared with $6.5 million for the quarter ended March 31, 2010.  Assignable margins decreased to $3.6 million in the first quarter of 2011, compared with $4.6 million in the first quarter of 2010.  The decrease in assignable margins was offset by changes in operating assets and liabilities.  The changes in operating assets and liabilities were due primarily to changes in accounts receivable, materials and supplies, prepayments, deferred charges, accounts payable, consumer deposits, accrued interest, fuel and other liabilities.  The accounts receivable change was due primarily to a smaller change in the energy and fuel component of consumer’s invoices during the first quarter of 2011 compared to the first quarter of 2010 due in part to warmer weather in the first quarter of 2010.  The change in materials and supplies was due primarily to the change in inventory needed for the upcoming construction season while the change in prepayments was due primarily to the difference in the prepayment of health and welfare premiums and insurance.  The change in deferred charges was due primarily to deferred interest associated with the 2011 financing.  The change in accounts payable was due primarily to the timing of cash payments for goods and services while the change in consumer deposits was due to the change in prepaid customer accounts.  The change in accrued interest was due primarily to the change in interest associated with the 2011 bonds acquired in January and the change in fuel was due primarily to the difference in price and quantity of fuel used in the first quarter of 2011 compared to the first quarter of 2010.  The change in other liabilities was due primarily to the change in the municipal underground ordinance payable.

Investing Activities

Cash used in investing activities was $142.4 million for the quarter ended March 31, 2011, compared with $6.0 million used in the quarter ended March 31, 2010.  The change in cash used in investing activities for the quarter ended March 31, 2011, compared with the quarter ended March 31, 2010, was due primarily to the restricted funds associated with the 2011 financing to repay the 2002 Series A Bonds due February 1, 2012, and the level of construction activity, primarily related to the SPP.  Capital construction for 2011 is estimated at $166.3 million.  Capital improvement expenditures are expected to increase during the second quarter as the construction season begins.

Financing Activities

Cash provided by financing activities was $135.5 million for the quarter ended March 31, 2011, compared to $9.1 million provided for the quarter ended March 31, 2010.  The change in cash provided by financing activities for the quarter ended March 31, 2011, compared with the quarter ended March 31, 2010, was due primarily to the net proceeds and costs associated with the 2011 financing which is restricted to repay the 2002 Series A Bonds due February 1, 2012, and the use of commercial paper to fund capital expenditures.

Sources of Liquidity

Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, a $50 million line of credit from NRUCFC and a $300 million Commercial Paper Program.  At March 31, 2011, there was no outstanding balance on our NRUCFC line of credit and $112 million of outstanding commercial paper.  Thus, at March 31, 2011, our available borrowing capacity under our line of credit was $50 million and our available commercial paper capacity was $188 million.

Over the next two years, Chugach anticipates financing increased capital expenditures due to the construction of a gas-fired generation unit, on-going capital needs and plans to refinance $120 million of 2002 Series A Bonds due February 1, 2012.  Commercial paper is being issued and will act as a bridge until Chugach converts Commercial Paper balances to long term debt.  Chugach began issuing commercial paper in 2009.  Chugach’s Commercial Paper Program is backed by a $300 million Unsecured Credit Agreement, executed on November 17, 2010, between NRUCFC, Bank of America, N.A., KeyBank National Association, JPMorgan Chase Bank, N.A., Bank of Montreal, CoBank, ACB, Goldman Sachs Bank USA, Bank of Taiwan, Los Angeles Branch and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch.  The 2010 Credit Agreement expires on November 17, 2013.

Our commercial paper can be repriced between one and two hundred and seventy days.  The average commercial paper balance for the quarter ended March 31, 2011, was $109.6 million with a corresponding weighted average interest rate of 0.30%.  The maximum amount outstanding for the quarter ended March 31, 2011, was $119 million.  The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate
January 2011	100.3	0.30
February 2011	111.3	0.30
March 2011	117.4	0.30

Chugach had a term loan facility with CoBank.  Loans made under that facility were evidenced by promissory notes governed by the Master Loan Agreement since January 22, 2003.  On January 19, 2011, Chugach and CoBank amended and restated the existing Master Loan Agreement.  The existing obligations under the existing loan are evidenced by the 2011 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated January 19, 2011 and secured by the Second Amended and Restated Indenture.

At March 31, 2011, Chugach had the following note outstanding with this facility:

	Principal Balance	Interest Rate at March 31, 2011	Maturity Dates	Principal Payment Dates

2011 CoBank Note	$36,200,376	2.59%	2012-2022	2003 – 2022

Under the Second Amended and Restated Indenture of Trust, additional obligations may be sold by Chugach upon the basis of bondable additions and the retirement or defeasance of or principal payments on previously outstanding obligations.  Chugach’s ability to sell additional debt obligations will be dependent on the market’s perception of Chugach’s financial condition and credit rating, and Chugach’s continuing compliance with financial covenants contained in its debt agreements.

Financing

On March 15, 2011, Chugach refinanced its 2001 Series A Bonds with proceeds from $90 million of First Mortgage Bonds, 2011 Series A, due March 15, 2031, and $185 million of First Mortgage Bonds, 2011 Series A, due March 15, 2041, issued on January 21, 2011.  The First Mortgage Bonds, 2011 Series A, due March 15, 2031, bear interest at 4.20% per annum, payable semi-annually on March 15 and September 15 of each year commencing on September 15, 2011.  Principal on the 2011 Series A Bonds due March 15, 2031 will be paid in equal annual installments beginning on March 15, 2012, resulting in an average life of approximately 10 years.  The First Mortgage Bonds, 2011 Series A, due March 15, 2041, bear interest at 4.75% per annum, payable semi-annually on March 15 and September 15 of each year commencing on September 15, 2011.  Principal on the 2011 Series A Bonds due March 15, 2041 will be paid in equal annual installments beginning on March 15, 2012, resulting in an average life of approximately 15.5 years.  The bonds and all other long-term debt obligations are secured by a lien on substantially all of Chugach’s assets pursuant to the Second Amended and Restated Indenture of Trust, which became effective on January 20, 2011.  At this time, Chugach plans to use the balance of the proceeds, currently being held by its trustee, to refinance $120 million of 2002 Series A Bonds due February 1, 2012.

Chugach management continues to expect that cash flows from operations and external funding sources, including additional commercial paper borrowings, will be sufficient to cover operational, financing and capital funding requirements in 2011 and thereafter.

CRITICAL ACCOUNTING POLICIES

Chugach’s accounting and reporting policies comply with U.S. generally accepted accounting principles (GAAP).  The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that effect results of operations and reported amounts of assets and liabilities in the financial statements.  Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach's financial condition and results of its operations, and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies.  Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements.  These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP.  For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  Management has discussed the development and the selection of critical accounting policies with Chugach's Audit Committee. The following policies are considered to be critical accounting policies for the quarter ended March 31, 2011.

Electric Utility Regulation

Chugach is subject to regulation by the RCA. The RCA sets the rates Chugach is permitted to charge customers based on allowable costs.  As a result, Chugach applies FASB ASC 980, “Topic 980 – Regulated Operations.” Through the ratemaking process, the regulators may require the inclusion of costs or revenues in periods different than when they would be recognized by a non-regulated company.  This treatment may result in the deferral of expenses and the recording of related regulatory assets based on future recovery through rates or the deferral of gains or creation of liabilities and the recording of related regulatory liabilities.  The application of FASB ASC 980 has a further effect on Chugach's financial statements as a result of the estimates of allowable costs used in the ratemaking process.  These estimates may differ from those actually incurred by the Company; therefore, the accounting estimates inherent in specific costs such as depreciation and pension and post-retirement benefits have less of a direct impact on Chugach's results of operations than they would on a non-regulated company.  Significant regulatory assets and liabilities have been recorded.  Management reviews the ultimate recoverability or return of these regulatory assets and liabilities, respectively, based on applicable regulatory guidelines.  However, adverse legislation and judicial or regulatory actions could materially impact the amounts of such regulatory assets and liabilities and could adversely impact Chugach’s financial statements.

Unbilled revenue

Chugach calculates unbilled retail revenue at the end of each month to ensure the recognition of a calendar month’s revenue.  Chugach estimates calendar-month unbilled sales based on billing cycle sales, billing cycle read dates, weather and hours of darkness to produce an estimate of calendar sales.  This estimate of calendar sales is calibrated to deliveries measured at Chugach distribution substations, net of losses.  The calendar sales estimate is multiplied by respective billing class determinants to produce an estimate of calendar month revenue.  Chugach accrued $7,118,195 and $7,481,125 of unbilled retail revenue at March 31, 2011 and 2010, respectively.

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

Chugach has partnered with ML&P to construct and jointly own a new 183 megawatt (MW) natural gas fired power plant. Chugach will own and take 70 percent of the new plant’s output and ML&P will own and take the remaining 30 percent. The plant is scheduled to be placed into service in 2012. Currently, major components have been ordered, final design is ongoing and initial permits allowing the project to begin construction in the spring of 2011 have been received. Chugach’s interim financing for the plant will come from a commercial paper borrowing program that was initially established via a $300 million unsecured credit agreement in 2008 and refinanced in 2010.

Chugach will continue to explore all potential sources of long-term financing to include federal, state, private placement and the public markets to obtain the lowest cost financing available for our capital additions that are expected to continue in 2011.

Chugach currently has fuel contracts in place to fill 100 percent of Chugach’s unmet needs through December 2013, approximately 50 percent of Chugach’s unmet needs through December 2014, approximately 60 percent in 2015 and approximately 29 percent in 2016.  The State of Alaska Department of Natural Resources (DNR) completed a preliminary engineering and geological evaluation of the remaining Cook Inlet gas reserves in December of 2009.  The study identified 863 billion cubic feet (BCF) of proven, developed, producing reserves, additional probable reserves of 279 BCF and an additional increment of 353 BCF in high-confidence pay intervals.  Combined, these 1.5 trillion cubic feet of gas reserves are similar to the 1.4 trillion cubic feet of gas reserves identified in a 2004 study undertaken by the Department of Energy in 2004.  Given current demand and deliverability, DNR estimates at minimum a 10-year supply of gas exists in currently producing leases.  DNR does note that economic considerations will play a major role in whether producers continue drilling and development activities to meet demand.  Chugach has been working closely with the state and producers to develop a comprehensive Cook Inlet management plan that will meet this goal.  Chugach continues to explore its options for future fuel supply needs by working with developers on commercial terms for natural gas storage and the state of Alaska on energy policies to promote gas development in Cook Inlet and other in-state gas options such as a Spur Line off a larger line from the North Slope or a bullet line to Southcentral Alaska.

The 2010 Alaska Legislature passed legislation that provides incentives to natural gas producers to enhance Cook Inlet oil and gas production.  There are currently two independent producers who are in the process of mobilizing jack-up drill rigs to Cook Inlet to take advantage of those incentives and other producers who have recently drilled conventional wells.  Although it is too early to tell if the incentives will pay off, independent producers do seem to be taking steps to enter the market.  We continue to evaluate Liquefied Natural Gas (LNG) import options and are keeping a close eye on potential pipeline options from the North Slope.

ConocoPhillips and Marathon Oil recently announced the closure of the LNG export facility at Nikiski.  It is anticipated that the plant will close before fall as gas production will be needed to support local needs.  Producer gas storage will be filled during the remainder of this year to support contract deliverability this winter.  Utility plans for additional gas storage are on schedule for completion in April of 2012.  The RCA approved inception rates and a tariff for the Cook Inlet National Gas Storage Alaska (CINGSA) facility on January 31, 2011.  CINGSA is a project to develop a gas storage facility using a partially depleted underground reservoir.  The facility will have an initial storage capacity of 11 BCF so that local utilities, including Chugach, will have gas available to meet deliverability requirements during peak periods.  Chugach's share of the initial capacity is 2.3 BCF. Injections into the facility are expected to begin in mid 2012 and withdrawals of gas are expected to begin in the winter of 2012-2013.  Chugach is entitled to withdraw gas at a rate of up to 35 million cubic feet (MMCF) per day.

Notification was made by MEA in 2004 and by HEA in 2007 that neither organization intends to be on the Chugach system under the current contractual arrangements post 2014.  This would result in a loss of approximately 50 percent of Chugach’s power sales load and approximately 40 percent of the utility’s annual sales revenue.  On April 13, 2010, HEA issued a press release stating that HEA’s solely-owned power generation and transmission entity, Alaska Electric and Energy Cooperative, Inc. (AEEC), approved a design engineer to complete design for the Nikiski generation conversion project. AEEC currently owns a 40 MW natural gas-fired generation plant that is dispatched as part of Chugach’s overall system.  The conversion project entails adding a steam turbine and increasing the output of the plant to 77 MW.  HEA intends to purchase all of the output from this unit upon expiration of the Chugach contract in 2013.  Chugach is currently negotiating with HEA for generation and transmission reserves necessary to meet the balance of HEA’s power requirements.  Negotiations with MEA have also been ongoing and are anticipated to continue throughout 2011.  While financial management plan scenarios indicate Chugach can sustain operations and meet financial covenants in the event these two customers leave the system, the remaining customers will have to shoulder the burden imposed by the remaining costs and will likely face higher rates.  Chugach, however, is continuing to pursue replacement sources of revenue through potential new firm power sales agreements and transmission wheeling and ancillary services tariff revisions.  We believe that successful implementation of new power sales agreements and revised tariffs will mitigate anticipated rate increases in the 2014 and 2015 timeframe.  However, we cannot assure that we will be able to replace sources of revenue or that any replacement of revenue sources or revised tariffs will fully mitigate any anticipated rate increases in this timeframe.

A State of Alaska Energy Policy approved by the legislature in 2010 included legislative intent that the state achieve a 15 percent increase in energy efficiency on a per capita basis between 2010 and 2020; receive 50 percent of its electric generation from renewable and alternative energy sources by 2025, work to ensure a reliable in-state gas supply for residents of the state, the state power project fund serve as the main source of state assistance for energy projects, remain a leader in petroleum and natural gas production and become a leader in renewable and alternative energy development.

Chugach is coordinating with other parties, including the State of Alaska, private developers and other utilities in the planning and potential development of renewable energy resources.  The proposed operating and capital budgets released by the governor on December 15, 2010, included strong backing for energy activities.  The budget contained $65.7 million for the Alaska Energy Authority (AEA) to conduct planning, design and permitting for a major hydro project on the Susitna River.  The proposed project could provide up to half the electric energy needed in the Railbelt.  In November of 2010, the AEA released a decision document concluding that a project on the Susitna River should be considered the primary hydroelectric project for the region.  Chugach will work with AEA and other parties on this effort.  Other potential renewable resources that Chugach is discussing with prospective developers include geothermal, tidal, wind power, hydro and waste-to-energy projects.

Five Railbelt electric utilities have joined together to create a new organization that will help plan, construct and operate key components of the regional electric grid.  The organization, Alaska Railbelt Cooperative Transmission and Electric Company (ARCTEC), is a generation and transmission cooperative organized under existing state law.  Chugach, GVEA, HEA, MEA and Seward organized the generation and transmission (G&T) to provide a framework for collective action on projects of mutual benefit.  Each of the organizations has two seats on the 10-member board of directors.  Another advantage of ARCTEC is its ability to prioritize capital project requests and speak with a unified regional voice at the state Capitol.  ARCTEC was incorporated on December 23, 2010.

ENVIRONMENTAL MATTERS

Compliance with Environmental Standards

Chugach’s operations are subject to certain federal, state and local environmental laws and regulations, which seek to limit air, water and other pollution and regulate hazardous or toxic waste disposal.  While we monitor these laws and regulations to ensure compliance, they frequently change and often become more restrictive.  When this occurs, our costs of compliance generally increase.  We include costs associated with environmental compliance in both our operating and capital budgets.  We accrue for costs associated with environmental remediation obligations when those costs are probable and reasonably estimable.  We do not anticipate that environmental related expenditures will have a material effect on our results of operations or financial condition.  We cannot, however, predict the nature, extent or cost of new laws or regulations relating to environmental matters.

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

Interest Rate Risk

At March 31, 2011, our short- and long-term debt was comprised of our 2002 and 2011 Series A Bonds, our 2011 note owed to CoBank and outstanding commercial paper.

The interest rate of our 2002 Series A Bonds are fixed at 6.20 percent per annum.  The interest rates of our 2011 Series A Bonds are fixed at 4.20 and 4.75 percent per annum, for Tranche A and Tranche B, respectively.  At March 31, 2011, we had $395 million of 2002 and 2011 Series A Bonds outstanding.  The fair value of the 2002 and 2011 Series A Bonds at March 31, 2011, was $393.7 million.

Chugach is exposed to market risk from changes in interest rates associated with our other credit facilities.  Our credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the LIBOR or the base rate or prime rate of our lenders.  A 100 basis-point rise in interest rates would increase our interest expense by approximately $1.5 million, and a 100 basis point decline in interest rates would decrease our interest expenses by approximately $698.0 thousand, based on $148.2 million of variable rate debt outstanding at March 31, 2011.

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

Evaluation of Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e).  Based on this evaluation, our CEO and CFO each concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in our periodic reports to the SEC, ensures that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

In addition, there have been no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required by this Item is contained in Note 10 to the “Notes to Financial Statements” within Part I of this Form 10-Q.

ITEM 1A.	RISK FACTORS

Southcentral Power Project (SPP)

We are currently in the process of developing a natural gas-fired generation plant near our Anchorage headquarters.  The generation plant is being developed jointly with ML&P.  All projects of this size and nature are subject to numerous schedule and cost risks including weather conditions, delays in obtaining key materials, labor difficulties, permitting, construction delays, difficulties with partners or other factors beyond our control.  Any of these events could cause the total costs of construction to be higher than anticipated and the performance of our business following the construction to not meet expectations, hence hindering our ability to timely and effectively integrate the SPP into our operations, resulting in unforeseen operating difficulties or unanticipated costs.  Any of these or other factors could adversely affect our ability to realize the anticipated benefits from the project.  We have contracts in place that utilize facilities in Japan.  Impact assessments were completed following the March 11, 2011, earthquake and tsunami.  At this time, no delays are expected associated with these events.

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Bradley W. Evans
Bradley W. Evans
Chief Executive Officer

By:	/s/ Michael R. Cunningham
Michael R. Cunningham
Chief Financial Officer

Date:	May 13, 2011

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002