Form 10-Q
period 2011-06-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2011-08-12
CIK 878004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

Commission file number 33-42125

CHUGACH ELECTRIC ASSOCIATION, INC.
(Exact name of registrant as specifies in its charter)

State of Alaska	92-0014224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5601 Electron Drive, Anchorage, AK	99518
(Address of principal executive offices)	(Zip Code)

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
☒ Yes  ☐No

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the financial statements of Chugach as of and for the quarter ended June 30, 2011, follow.

Chugach Electric Association, Inc.
Balance Sheets
(Unaudited)

Assets	June 30, 2011	December 31, 2010

Utility Plant:
Electric plant in service	$862,497,105	$853,933,739
Construction work in progress	148,011,011	100,787,482
Total utility plant	1,010,508,116	954,721,221
Less accumulated depreciation	(462,882,001)	(446,582,318)
Net utility plant	547,626,115	508,138,903

Other property and investments, at cost:
Nonutility property	84,735	84,735
Special funds	444,741	395,833
Investments in associated organizations	11,009,902	12,163,097
Total other property and investments	11,539,378	12,643,665

Current assets:
Cash and cash equivalents	6,140,539	12,070,713
Special deposits	211,858	211,858
Restricted cash equivalents	121,874,052	0
Fuel cost under-recovery	5,911,500	2,371,631
Accounts receivable, net	37,714,082	35,140,119
Materials and supplies	35,524,238	35,974,170
Prepayments	3,176,391	1,925,424
Other current assets	189,500	256,290
Total current assets	210,742,160	87,950,205

Deferred charges, net	24,131,870	20,994,955

Total assets	$794,039,523	$629,727,728

Chugach Electric Association, Inc.
Balance Sheets (continued)
(Unaudited)

Liabilities, Equities and Margins	June 30, 2011	December 31, 2010

Equities and margins:
Memberships	$1,495,208	$1,474,869
Patronage capital	145,343,381	149,543,952
Other	11,315,411	10,823,463
Total equities and margins	158,154,000	161,842,284

Long-term obligations, excluding current installments:
Bonds payable	264,333,333	270,000,000
National Bank for Cooperatives note payable	31,958,653	34,450,318
Total long-term obligations	296,291,986	304,450,318

Current liabilities:
Current installments of long-term obligations	133,723,897	2,851,500
Commercial paper	121,000,000	98,500,000
Accounts payable	32,605,406	18,860,926
Consumer deposits	3,945,589	5,225,729
Accrued interest	8,760,449	6,049,531
Salaries, wages and benefits	7,247,597	6,733,842
Fuel	21,387,394	21,569,538
Other current liabilities	2,699,750	1,872,314
Total current liabilities	331,370,082	161,663,380

Deferred compensation	444,741	395,833
Deferred credits	1,304,537	1,375,913
Patronage capital payable	6,474,177	0

Total liabilities, equities and margins	$794,039,523	$629,727,728

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2011	2010	2011	2010

Operating revenues	$68,517,526	$59,444,167	$138,011,749	$126,155,212

Operating expenses:
Fuel	35,449,429	25,255,563	66,034,315	54,513,884
Production	3,888,533	4,161,320	8,083,633	7,975,136
Purchased power	5,974,457	6,681,048	12,819,241	12,129,453
Transmission	1,581,333	1,334,873	3,574,882	2,701,635
Distribution	3,066,809	3,234,161	5,820,668	5,992,374
Consumer accounts	1,359,425	1,414,863	2,754,945	2,742,085
Administrative, general and other	6,108,477	5,435,612	11,290,410	10,559,990
Depreciation and amortization	8,163,848	8,199,402	16,310,953	16,322,749
Total operating expenses	65,592,311	55,716,842	126,689,047	112,937,306

Interest expense
Long-term debt and other	4,639,988	5,248,066	9,999,599	10,463,312
Charged to construction	(430,506)	(224,299)	(899,576)	(422,640)
Interest expense, net	4,209,482	5,023,767	9,100,023	10,040,672
Net operating margins	(1,284,267)	(1,296,442)	2,222,679	3,177,234

Nonoperating margins:
Interest income	73,962	79,280	148,928	155,052
Allowance for funds used during construction	25,907	18,954	47,275	30,731
Capital credits, patronage dividends and other	20,494	16	57,241	7,330
Total nonoperating margins	120,363	98,250	253,444	193,113

Assignable margins	$(1,163,904)	$(1,198,192)	$2,476,123	$3,370,347

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Statements of Cash Flows
(Unaudited)

	Six months ended June 30
Cash flows from operating activities:	2011	2010
Assignable margins	$2,476,123	$3,370,347

Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation	16,310,953	16,322,749
Amortization and depreciation cleared to operating expenses	2,793,200	2,569,139
Allowance for funds used during construction	(47,275)	(30,731)
Other	(13,446)	4,393

(Increase) decrease in assets:
Accounts receivable	(2,573,963)	10,772,971
Fuel cost under-recovery	(3,539,869)	84,827
Materials and supplies	416,432	(4,058,126)
Prepayments	(1,250,967)	(1,470,987)
Other assets	(1,796,721)	43,994
Deferred charges	(3,324,793)	(957,739)

Increase (decrease) in liabilities:
Accounts payable	2,441,655	(2,219,895)
Consumer deposits	(1,280,140)	456,859
Fuel cost over-recovery	0	1,764,932
Accrued interest	2,710,918	(4,327)
Salaries, wages and benefits	513,755	925,798
Fuel	(182,144)	973,323
Other liabilities	1,158,098	629,589
Deferred liabilities	(5,640)	(27,047)
Net cash provided by operating activities	14,806,176	29,150,069

Cash flows from investing activities:
Investment in associated organizations	1,153,470	311,593
Investment in restricted cash equivalents	(270,000,000)	0
Proceeds from restricted cash equivalents	150,000,000	0
Extension and replacement of plant	(45,263,357)	(23,715,883)
Net cash used for investing activities	(164,109,887)	(23,404,290)

Cash flows from financing activities:
Payments for debt issue costs	(1,876,691)	0
Repayments of long-term obligations	(152,285,935)	(3,097,103)
Proceeds from short-term borrowing	22,500,000	10,500,000
Proceeds from long-term borrowing	275,000,000	0
Memberships and donations received	123,824	10,941
Retirement of patronage capital and estate payments	(202,517)	(141,396)
Net receipts on consumer advances for construction	114,856	328,418
Net cash provided by financing activities	143,373,537	7,600,860

Net change in cash and cash equivalents	(5,930,174)	13,346,639

Cash and cash equivalents at beginning of period	$12,070,713	$3,503,765

Cash and cash equivalents at end of period	$6,140,539	$16,850,404

Supplemental disclosure of non-cash investing and financing activities
Retirement of plant	$1,822,959	$47,039
Extension and replacement of plant included in accounts payable	$25,355,174	$5,284,536
Supplemental disclosure of cash flow information - interest expense paid excluding amounts capitalized	$9,641,192	$9,557,815

See accompanying notes to financial statements.

Chugach Electric Association, Inc.
Notes to Financial Statements
June 30, 2011 and 2010

1.	PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited interim financial statements include the accounts of Chugach Electric Association, Inc. (Chugach) and have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by United States of America generally accepted accounting principles (U.S. GAAP) for complete financial statements.  They should be read in conjunction with our audited financial statements for the year ended December 31, 2010, filed as part of our annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

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
June 30, 2011 and 2010

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

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the six month periods ended June 30, 2011 and 2010 was in compliance with that provision.  In addition, Chugach collects sales tax and is assessed gross receipts and excise taxes which are presented on a net basis in accordance with FASB ASC 605-45-50, “Topic 605 – Revenue Recognition – Subtopic 45 – Principal Agent Considerations – Section 50 – Disclosure.”

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

Request for Regulatory Asset

On January 21, 2011, Chugach issued $90 million of First Mortgage Bonds (2011 Series A, Tranche A) at an interest rate of 4.20 percent and $185 million of First Mortgage Bonds (2011 Series A, Tranche B) at an interest rate of 4.75 percent.  The proceeds of the 2011 Series A Bonds were used for the refinancing of Chugach’s $150 million of 2001 Series A Bonds that matured on March 15, 2011, at an interest rate of 6.55 percent and will be used for the refinancing of Chugach’s $120 million of 2002 Series A Bonds that mature on February 1, 2012 at an interest rate of 6.20 percent.

On March 22, 2011, Chugach submitted a petition to the RCA requesting authorization to create regulatory assets for the deferral of interim interest expense associated with the refinancing of its 2001 and 2002 Series A Bonds.  The 2011 financing reduced interest rate risk and allowed Chugach to capitalize on historic lows in long-term interest rates to minimize the long-term financial cost to members.  Chugach believes that recovery through future rates is probable as we have received approval for similar costs historically.  The deferral period is over the life of the bonds or between 20 and 30 years.

Chugach Electric Association, Inc.
Notes to Financial Statements
June 30, 2011 and 2010

The deferral of interest for the portion of the 2011 bonds used to pay off the 2001 Series A Bonds that matured on March 15, 2011, totalled approximately $1.0 million.  The deferral of interest for the portion of the 2011 bonds used to pay off the 2002 Series A Bonds that matures on February 1, 2012, is estimated at $5.7 million.  The deferred interest at June 30, 2011, was approximately $3.4 million.  RCA approval will allow Chugach to recover in electric rates the interim interest expense over the life of both tranches of 2011 Series A Bonds.   Chugach also requested approval to recover the associated refinancing costs in electric rates through amortization over the life of the new 2011 Series A Bonds.

On April 5, 2011, the RCA issued Order No. 1 of Docket U-11-025 to adjudicate Chugach’s request.  Only MEA intervened but no issues were identified.  The RCA now is determining whether any additional process is necessary.  The RCA expects to issue a final decision by September 11, 2011, and if approved will be included in our SRF for the period ended December 31, 2011.

2008 Test Year Rate Case

In Order Nos. U-09-080(10)/U-09-097(9), the RCA approved Chugach’s retail refund plan and required Chugach to file notification to the RCA upon the completion of disbursement of the refunds.  In March of 2011, Chugach completed the retail refund and filed its required notification to the RCA that the refunds had been issued.  On May 17, 2011, the RCA issued Orders U-09-080(11)/U-09-097(10), acknowledging Chugach’s notification and closing Dockets U-09-080 and U-09-097.

December 31, 2010 Test Year Simplified Rate Filing

On March 31, 2011, Chugach submitted a Simplified Rate Filing (SRF) to the RCA and requested a system demand and energy rate increase of 0.9 percent, or approximately $1.0 million on an annual basis.  The filing is based on the December 31, 2010 test year for proposed rate adjustments effective in mid May 2011.  On a customer class basis, Chugach requested demand and energy rate increases of 0.3 percent to Chugach retail customers and 2.2 percent to its wholesale classes.

The RCA issued a letter order on May 13, 2011 approving the filing.  The updated rates became effective May 16, 2011.

ENSTAR (Alaska Pipeline Company)

ENSTAR Natural Gas Company (ENSTAR) has a tariff to transport our gas purchased from gas suppliers on a firm basis to our International Station Power Plant (historically known as “IGT”) at a transportation rate of $0.63 per thousand cubic feet (MCF).  The agreement contains a fixed monthly charge of $2,840 for firm service.  In December of 2010, ENSTAR applied for extension of this tariff rate to provide gas transportation to Chugach to service the Bernice Lake Power Plant.  Previously, transportation was provided as part of a natural gas supply contract.  Under the new contract, Chugach is responsible for transportation of the natural gas.  The RCA approved the request in February of 2011.

Chugach Electric Association, Inc.
Notes to Financial Statements
June 30, 2011 and 2010

Extension of Seward Power Sales Agreement

On May 6, 2011, Chugach submitted a request to the RCA to extend the term of the 2006 Agreement for the Sale and Purchase of Electric Power and Energy between Chugach and the City of Seward to December 31, 2016.   The current contract expires on December 31, 2011.  The RCA issued a letter order on May 26, 2011, approving the extension.

Bernice Lake Asset Purchase and Capacity Agreement

On July 12, 2011, Chugach, Alaska Electric and Energy Cooperative, Inc. (AEEC) and HEA entered into an Asset Purchase and Sale Agreement whereby Chugach has agreed to sell and AEEC has agreed to purchase the Bernice Lake Power Plant located in Nikiski, Alaska.  The sale also includes associated transmission substation facilities located on the premises.  The Bernice Lake facility is located on land that is leased to Chugach by HEA.  The current lease expires on November 30, 2011 but has been extended by HEA to be consistent with the closing date contained in the Asset Purchase and Sale Agreement.  The sale and book value of assets is equal to approximately $11.9 and $4.4 million, respectively.

Associated with the Asset Purchase and Sale Agreement described above, Chugach also entered into an Agreement for Sale of Electric Capacity with AEEC and HEA (Capacity Agreement).  The agreement is a purchased power agreement that allows Chugach to purchase the capacity and related energy from the Bernice Lake Power Plant from the closing date of the sale of the facility (Asset Purchase and Sale Agreement) to AEEC through December 31, 2013.  This agreement allows Chugach to sell the Bernice Lake Power Plant and simultaneously ensure system retail and wholesale deliverability requirements are met through December 31, 2013.

Chugach submitted the Asset Purchase and Capacity Agreement to the RCA on July 21, 2011.  Chugach’s request is currently being reviewed by the RCA and is subject to their approval.  As expected, on August 2, 2011, the RCA opened a docket and indicated that a final order would be issued no later than January 17, 2012.

Fire Island Wind Project

On June 23, 2011, Chugach submitted a request to the RCA for approval of a new power purchase agreement between Chugach and Fire Island Wind, LLC., a special purpose entity wholly-owned by Cook Inlet Region, Inc.  The Fire Island Wind project is comprised of eleven 1.6 megawatt wind turbine generators with a total nameplate capacity of 17.6 megawatts.  The generators will be located on the southern part of Fire Island in Anchorage, Alaska.  The project is scheduled to be commercially operational by December 31, 2012.

Chugach Electric Association, Inc.
Notes to Financial Statements
June 30, 2011 and 2010

Annual cost of these purchases is expected to be about $4.7 million.  Chugach has also requested approval from the RCA to recover these costs through the fuel surcharge.

Chugach’s request is currently being reviewed by the RCA and is subject to their approval.

5.	LINES OF CREDIT

Chugach maintains a $50 million line of credit with National Rural Utilities Cooperative Finance Corporation (NRUCFC).  Chugach did not utilize this line of credit in the first half of 2011, and therefore had no outstanding balance at June 30, 2011.  In addition, Chugach did not utilize this line of credit during 2010 and therefore had no outstanding balance at December 31, 2010.  The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC and will not exceed the Prevailing Prime Rate, plus one percent per annum.  At June 30, 2011, and December 31, 2010, the borrowing rate was 4.95%.

The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance.  The NRUCFC line of credit expires October 14, 2012.

This line of credit is immediately available for unconditional borrowing.

6.	COMMERCIAL PAPER / FINANCING

Commercial Paper

Over the next two years, Chugach anticipates financing increased capital expenditures due to the construction of a gas-fired generation plant and on-going capital needs.  Commercial paper is being issued and will act as a bridge until Chugach converts Commercial Paper balances to long term debt.  On November 17, 2010, Chugach entered into a $300 million Unsecured Credit Agreement between NRUCFC, Bank of America, N.A., KeyBank National Association, JPMorgan Chase Bank, N.A., Bank of Montreal, CoBank, ACB, Goldman Sachs Bank USA, Bank of Taiwan, Los Angeles Branch and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch intended to back the commercial paper program.  The 2010 Credit Agreement was priced with an all-in drawn spread of one month London Interbank Offered Rate (LIBOR) plus 150 basis points, along with a 25 basis points facility fee (based on an A-/A3 unsecured debt rating).  The 2010 Credit Agreement expires on November 17, 2013.  Chugach had $121.0 million and $98.5 million of commercial paper outstanding at June 30, 2011, and December 31, 2010, respectively.  Our commercial paper can be repriced between one day and two hundred seventy days.

Chugach Electric Association, Inc.
Notes to Financial Statements
June 30, 2011 and 2010

The following table provides information regarding average commercial paper balances outstanding for the quarter ended June 30 (dollars in millions), as well as corresponding weighted average interest rates:

2011		2010
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$115.3	0.29%	$59.2	0.33%

Financing

On March 15, 2011, Chugach retired its 2001 Series A Bonds with proceeds from $90 million of First Mortgage Bonds, 2011 Series A, due March 15, 2031, and $185 million of First Mortgage Bonds, 2011 Series A, due March 15, 2041, issued on January 21, 2011.  The First Mortgage Bonds, 2011 Series A, due March 15, 2031, bear interest at 4.20% per annum, payable semi-annually on March 15 and September 15 of each year commencing on September 15, 2011.  Principal on the 2011 Series A Bonds due March 15, 2031 will be paid in equal annual installments beginning on March 15, 2012, resulting in an average life of approximately 10 years.  The First Mortgage Bonds, 2011 Series A, due March 15, 2041, bear interest at 4.75% per annum, payable semi-annually on March 15 and September 15 of each year commencing on September 15, 2011.  Principal on the 2011 Series A Bonds due March 15, 2041 will be paid in equal annual installments beginning on March 15, 2012, resulting in an average life of approximately 15.5 years.  The bonds and all other long-term debt obligations are secured by a lien on substantially all of Chugach’s assets pursuant to the Second Amended and Restated Indenture of Trust, which became effective on January 20, 2011.  At this time, Chugach plans to use the balance of the proceeds, currently being held by its trustee, to retire $120 million of 2002 Series A Bonds due February 1, 2012, after satisfying the conditions to authenticate and deliver additional obligations under the Second Amended and Restated Indenture of Trust, which became effective January 20, 2011.

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

Chugach Electric Association, Inc.
Notes to Financial Statements
June 30, 2011 and 2010

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

ASC Update 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”

In January 2010, the FASB issued ASC Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.”  ASC Update 2010-06 applies to all entities that are required to make disclosures about recurring or nonrecurring fair value measurements and expands the disclosures required based on the measurement Level.  This update is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for certain Level 3 transactions.  Those transaction disclosure requirements were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Chugach began application of ASC Update 2010-06 for the period ended March 31, 2010, which did not have any effect on our results of operations, financial position, and cash flows.  Chugach began application of the Level 3 transaction disclosures on January 1, 2011, which did not have any effect on results of operations, financial position and cash flows.

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
June 30, 2011 and 2010

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

The table below presents the balance of Chugach’s non-qualified deferred compensation plan and Overnight Repurchase Agreement assets measured at fair value on a recurring basis at June 30, 2011, and December 31, 2010.

	Total	Level 1	Level 2	Level 3
June 30, 2011
Deferred compensation	$444,741	$444,741	$0	$0
Repurchase agreement	$5,114,979	$0	$5,114,979	$0
Restricted cash equivalents	$121,874,052		$121,874,052

December 31, 2010
Deferred compensation	$395,833	$395,833	$0	$0
Repurchase agreement	$12,008,821	$0	$12,008,821	$0

Chugach had no Level 3 assets or liabilities measured at fair value on a recurring basis.  Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.  The fair value of long-term debt has been determined using discounted future cash flows at borrowing rates currently available to Chugach.  The fair value of cash, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying value due to their short-term nature.

Fair Value of Financial Instruments

The estimated fair values (in thousands) of the long-term obligations included in the financial statements at June 30, 2011, are as follows:

	Carrying Value	Fair Value
Long-term obligations (including current installments)	$430,016	$427,530

Level 1 measurement was used to determine the fair value of the 2002 Series A Bonds.
Level 2 measurements were used to determine all other long-term obligations.

Chugach Electric Association, Inc.
Notes to Financial Statements
June 30, 2011 and 2010

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

The Southcentral Power Project (SPP) is required by its Air Quality Permit to collect ambient air background data.  Data collection will begin this fall and continue for at least 12 months.

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

10.  COMMITMENTS AND CONTINGENCIES

Generation Commitments

Chugach is in the process of developing a natural gas-fired generation plant on land owned by Chugach near its Anchorage headquarters.  The SPP will be developed and owned by Chugach and Municipal Light & Power (ML&P) as tenants in common.  Chugach will own and take approximately 70 percent of the new plant’s output and ML&P will own and take the remaining output.  Chugach will proportionately account for its ownership in the SPP.

Chugach executed a gas turbine purchase agreement for the purchase of three gas turbines and a spare engine for maintenance purposes with General Electric Packaged Power (GEPP).  Chugach has also executed an owner’s engineer services contract, a services contract for the shipment of the combustion turbine generators and related accessories, a steam turbine generator (STG) purchase agreement, an engineering, procurement, and construction (EPC) contract, a once through steam generator (OTSG) equipment and transportation contract and amended the contract for transportation of combustion turbine generators to include transportation of the steam turbine generator.  Chugach received an air quality permit from the Alaska Department of Environmental Conservation, in 2010, allowing the project to begin construction in the spring of 2011 as planned.  On March 15, 2011, Chugach received its initial building permit from the Municipality of Anchorage.  Chugach made payments of $43.7 million in the first half of 2011, with additional payments of $96.9 million expected in 2011 pursuant to its contracts associated with SPP.

Chugach Electric Association, Inc.
Notes to Financial Statements
June 30, 2011 and 2010

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

11.  RECLASSIFICATIONS

For the six months ended June 30, 2011, Chugach recorded the following reclassifications for the six months ended June 30, 2010:

A reclassification representing customer credit balances as a result of prepaid accounts previously included as a reduction to accounts receivable and now included as consumer deposits.  A reclassification to present the amount of capitalized interest previously included as a reduction of cash provided by operating activities and now included as an increase of cash used in investing activities.  A reclassification to present the amount of patronage returned from CoBank previously included as an increase of cash provided by operating activities and now included as a decrease of cash used in investing activities.  The impact of the reclassifications was to increase accounts receivable and consumer deposits by $3.7 million and to increase cash provided by operating activities and increase cash used in investing activities by $111,047 in 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information contained under the caption “CAUTION REGARDING FORWARD-LOOKING STATEMENTS” at the beginning of this report.

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins did not materially change during the second quarter of 2011 compared to the same quarter in 2010.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $9.1 million, or 15.3%, in the second quarter of 2011 compared to the same quarter in 2010. This increase was due primarily to higher fuel and purchased power expense recovered through the fuel and purchased power surcharge process.

Overall, retail revenue increased in the second quarter of 2011 compared to the same quarter in 2010.  Base revenue decreased due to lower retail kilowatt hour (kWh) sales caused by warmer weather and a net decrease in rates charged to retail customers in the second quarter of 2011 compared to the same period in 2010.  That base revenue decrease was more than offset by an increase in fuel expense recovered through the fuel and purchased power surcharge process due to higher fuel prices in the second quarter of 2011 compared to the same period in 2010.

Wholesale revenue increased in the second quarter of 2011 compared to the same quarter in 2010.  Base revenue increased due to higher kWh sales, which was somewhat offset by a net decrease in rates charged to wholesale customers in the second quarter of 2011 compared to the same period in 2010.  Fuel expense recovered through the fuel and purchased power surcharge process also increased due to higher fuel prices in the second quarter of 2011 compared to the same period in 2010.  Economy energy revenue decreased during the second quarter of 2011 compared to the same quarter in 2010 due to decreased sales to Golden Valley Electric Association, Inc. (GVEA).

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $6.2 million to Chugach’s fixed costs for the quarter ended June 30, 2011, and $6.1 million for the quarter ended June 30, 2010.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended June 30, 2011 and 2010:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2011	2010	% Variance	2011	2010	% Variance	2011	2010	% Variance

Retail
Residential	$10.0	$10.1	(1.0%)	$7.6	$5.5	38.2%	$17.6	$15.6	12.8%
Small Commercial	$1.7	$1.7	0.0%	$1.7	$1.2	41.7%	$3.4	$2.9	17.2%
Large Commercial	$6.7	$6.9	(2.9%)	$7.6	$5.5	38.2%	$14.3	$12.4	15.3%
Lighting	$0.3	$0.4	(25.0%)	$0.0	$0.0	0.0%	$0.3	$0.4	(25.0%)
Total Retail	$18.7	$19.1	(2.1%)	$16.9	$12.2	38.5%	$35.6	$31.3	13.7%

Wholesale
HEA	$3.0	$2.9	3.4%	$6.8	$4.7	44.7%	$9.8	$7.6	28.9%
MEA	$4.7	$4.4	6.8%	$10.2	$7.2	41.7%	$14.9	$11.6	28.4%
SES	$0.3	$0.3	0.0%	$1.0	$0.6	66.7%	$1.3	$0.9	44.4%
Total Wholesale	$8.0	$7.6	5.3%	$18.0	$12.5	44.0%	$26.0	$20.1	29.4%

Economy Sales	$0.5	$1.3	(61.5%)	$5.8	$6.1	(4.9%)	$6.3	$7.4	(14.9%)
Miscellaneous	$0.4	$0.6	(33.3%)	$0.2	$0.0	100.0%	$0.6	$0.6	0.0%

Total Revenue	$27.6	$28.6	(3.5%)	$40.9	$30.8	32.8%	$68.5	$59.4	15.3%

The following table summarizes kWh sales for the quarters ended June 30:

Customer	2011 kWh	2010 kWh

Retail	262,814,268	268,587,031
Wholesale	293,827,816	286,142,286
Economy Energy	71,375,000	90,694,000

Total	628,017,084	645,423,317

Base rates charged to retail and wholesale customers in the second quarter of 2011 include base rate changes effective November 15, 2010, as a result of the SRF utilizing the twelve months ended June 30, 2010, and base rate changes effective May 16, 2011, as a result of the SRF utilizing the twelve months ended December 31, 2010.  Effectively, base rates charged to retail customers decreased 3.2 percent and decreased 3.4 percent, 3.3 percent and 2.7 percent to wholesale customers HEA, MEA and Seward, respectively in the second quarter of 2011 compared to the same period in 2010.

Total operating expenses increased $9.9 million, or 17.7%, in the second quarter of 2011 over the same quarter in 2010.

Fuel expense increased $10.2 million, or 40.4%, in the second quarter of 2011 compared to the same quarter in 2010. The increase was due primarily to an increase in fuel price.  In the second quarter of 2011, Chugach used 7,010,782 MCF of fuel at an average effective price of $5.68 per MCF, which includes 788,167 MCF of fuel that is recorded as purchased power expense.  In the second quarter of 2010, Chugach used 7,155,753 MCF of fuel at an average effective price of $4.12 per MCF, which includes 1,031,863 MCF of fuel that is recorded as purchased power.

Production expense decreased $272.8 thousand, or 6.6%, in the second quarter of 2011 compared to the same quarter in 2010.  The decrease was due primarily to Bernice Lake Unit 3 annual maintenance in the second quarter of 2010.

Purchased power expense, which includes the cost of 788,167 MCF of fuel associated with purchases from the Nikiski Cogeneration plant, decreased $706.6 thousand, or 10.6%, in the second quarter of 2011 compared to the same quarter in 2010, due primarily to a decrease in purchases from the Nikiski plant in the second quarter of 2011 due to maintenance, which was somewhat offset by an increase in the average effective price.  In the second quarter of 2011, Chugach purchased 103,136 megawatt hours (MWh) of energy at an average effective price of 5.38 cents per kWh.  In the second quarter of 2010, Chugach purchased 131,220 MWh of energy at an average effective price of 4.84 cents per kWh.

Transmission expense increased $246.5 thousand, or 18.5%, due to the timing of transmission line clearing cycles and more substation maintenance in the second quarter of 2011 compared to the same quarter in 2010.

Distribution and consumer accounts expense did not materially change in the second quarter of 2011 compared to the same quarter in 2010.

Administrative, general and other expense increased $672.9 thousand, or 12.4%, in the second quarter of 2011 compared to the same quarter in 2010.  The increase was due primarily to unusable materials associated with a project design change and an increase in election and annual meeting expenses.  Higher legal and audit related expenses also contributed to the increase in the second quarter of 2011 compared to the same quarter in 2010.

Depreciation and amortization expense did not materially change in the second quarter of 2011 compared to the same quarter in 2010.

Interest on long-term and other debt decreased $608.1 thousand, or 11.6%, in the second quarter of 2011 compared to the same quarter in 2010.  The decrease was due primarily to the interest rate difference between the 2001 Series A Bonds that matured on March 15, 2011, and the 2011 Series A Bonds.  A lower debt balance as a result of principal payments on our CoBank debt also contributed to this variance, which was somewhat offset by an increase in commercial paper outstanding in the second quarter of 2011 compared to the same quarter in 2010.

Interest charged to construction increased $206.2 thousand, or 91.9%, in the second quarter of 2011 compared to the same quarter in 2010 due primarily to an increase in the average Construction Work in Progress (CWIP) balance that is debt financed.  This was due primarily to expenditures associated with the SPP.

Non-operating margins increased $22.1 thousand, or 22.5%, in the second quarter of 2011 compared to the same quarter in 2010.  The increase was due primarily to the contingent gain associated with a prior transportation agreement.

Current Year to Date versus Prior Year to Date

Assignable margins decreased $894.2 thousand, or 26.5%, during the first half of 2011 compared to the same period in 2010.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $11.9 million, or 9.4%, in the first half of 2011 compared to the same period in 2010.  This increase was due primarily to higher fuel and purchased power expense recovered through the fuel and purchased power surcharge process.

Overall, retail revenue increased in the first half of 2011 compared to the same period in 2010.  Base revenue decreased due to a net decrease in rates charged to retail customers in the first half of 2011 compared to the same period in 2010, which was somewhat offset by higher retail kWh sales.  Fuel and purchased power expense recovered through the fuel and purchased power surcharge process increased due primarily to higher fuel prices in the first half of 2011 compared to the same period in 2010.

Wholesale revenue increased in the first half of 2011 compared to the same period in 2010.  Base revenue increased due to higher wholesale kWh sales in the first half of 2011, which was somewhat offset by a net decrease in rates charged to wholesale customers in the first half of 2011 compared to the same period in 2010.  Fuel and purchased power expense recovered through the fuel and purchased power surcharge process increased due primarily to higher fuel prices in the first half of 2011 compared to the same period in 2010.  Economy energy revenue decreased during the first half of 2011 compared to the same period in 2010 due to decreased sales to GVEA.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $13.7 million to Chugach’s fixed costs for the six months ended June 30, 2011, and $13.6 million for the six months ended June 30, 2010, respectively.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the six months ended June 30, 2011 and 2010:

	2011	2010	% Variance	2011	2010	% Variance	2011	2010	% Variance

Retail
Residential	$22.7	$22.6	0.4%	$15.2	$12.7	19.7%	$37.9	$35.3	7.4%
Small Commercial	$3.8	$3.7	2.7%	$3.3	$2.7	22.2%	$7.1	$6.4	10.9%
Large Commercial	$13.6	$14.0	(2.9%)	$14.0	$11.5	21.7%	$27.6	$25.5	8.2%
Lighting	$0.6	$0.7	(14.3%)	$0.1	$0.1	0.0%	$0.7	$0.8	(12.5%)
Total Retail	$40.7	$41.0	(0.7%)	$32.6	$27.0	20.7%	$73.3	$68.0	7.8%

Wholesale
HEA	$6.0	$5.9	1.7%	$12.6	$9.8	28.6%	$18.6	$15.7	18.5%
MEA	$10.9	$10.6	2.8%	$20.1	$16.1	24.8%	$31.0	$26.7	16.1%
SES	$0.7	$0.6	16.7%	$1.7	$1.3	30.8%	$2.4	$1.9	26.3%
Total Wholesale	$17.6	$17.1	2.9%	$34.4	$27.2	26.5%	$52.0	$44.3	17.4%

Economy Sales	$0.9	$2.3	(60.9%)	$10.5	$10.3	1.9%	$11.4	$12.6	(9.5%)
Miscellaneous	$0.9	$1.2	(25.0%)	$0.4	$0.0	100.0%	$1.3	$1.2	8.3%

Total Revenue	$60.1	$61.6	(2.4%)	$77.9	$64.5	20.8%	$138.0	$126.1	9.4%

The following table summarizes kWh sales for the six months ended June 30:

Customer	2011 kWh	2010 kWh

Retail	581,932,668	577,283,101
Wholesale	645,853,588	618,060,252
Economy Energy	133,368,000	159,464,000

Total	1,361,154,256	1,354,807,353

Base rates charged to retail and wholesale customers in the first half of 2011 include base rate changes effective November 15, 2010, as a result of the SRF utilizing the twelve months ended June 30, 2010, and base rate changes effective May 16, 2011, as a result of the SRF utilizing the twelve months ended December 31, 2010.  Effectively, base rates charged to retail customers decreased 3.4 percent and decreased 4.5 percent, 3.9 percent and 3.9 percent to wholesale customers HEA, MEA and Seward, respectively in the first half of 2011 compared to the same period in 2010.

Total operating expenses increased $13.8 million, or 12.2%, in the first half of 2011 over the same period in 2010.

Fuel expense increased $11.5 million, or 21.1%, in the first half of 2011 compared to the same period in 2010.  The increase was due primarily to an increase in fuel price.  In the first half of 2011, Chugach used 14,682,573 MCF of fuel at an average effective price of $5.12 per MCF, which includes 1,818,887 MCF of fuel that is recorded as purchased power expense.  In the first half of 2010, Chugach used 14,644,870 MCF of fuel at an average effective price of $4.15 per MCF, which includes 1,518,298 MCF of fuel that is recorded as purchased power.

Production expense did not materially change in the first half of 2011 compared to the same period in 2010.

Purchased power expense, which includes the cost of 1,818,887 MCF of fuel associated with purchases from the Nikiski Cogeneration plant, increased $689.8 thousand, or 5.7%, in the first half of 2011 compared to the same period in 2010.  The increase was due to an increase in the effective price, primarily associated with the price of fuel.  In the first half of 2011, Chugach purchased 225,910 MWh of energy at an average effective price of 5.31 cents per kWh.  In the first half of 2010, Chugach purchased 225,483 MWh of energy at an average effective price of 5.07 cents per kWh.

Transmission expense increased $873.2 thousand, or 32.3%, in the first half of 2011 compared to the same period in 2010.   The increase was due to the timing of transmission line clearing cycles and more substation maintenance in the first half of 2011 compared to the same period in 2010.

Distribution expense did not materially change in the first half of 2011 compared to the same period in 2010.

Consumer accounts expense did not materially change in the first half of 2011 compared to the same period in 2010.

Administrative, general and other expenses increased $730.4 thousand, or 6.9%, in the first half of 2011 compared to the same period in 2010.  The increase was due primarily to unusable materials associated with a project design change and cancelled projects.

Depreciation and amortization expense did not materially change in the first half of 2011 compared to the same period in 2010.

Interest on long-term debt and other did not materially change in the first half of 2011 compared to the same period in 2010.

Interest charged to construction increased $476.9 thousand, or 112.8%, in the first half of 2011 compared to the same period in 2010 due primarily to an increase in the average CWIP balance that is debt financed.  This was due primarily to expenditures associated with the SPP.

Non-operating margins increased $60.3 thousand, or 31.2%, in the first half of 2011 compared to the same period in 2010.  The increase was due primarily to an increase in Allowance for Funds Used During Construction (AFUDC) caused by a higher average CWIP balance that is equity financed and an increase in capital credits and patronage dividends.

Financial Condition

Assets

Total assets increased $164.3 million, or 26.1%, from December 31, 2010 to June 30, 2011.  Net utility plant increased $39.5 million, or 7.8%, due to extension and replacement of plant in excess of depreciation expense, primarily associated with SPP related expenditures.  Restricted cash equivalents increased $121.9 million caused primarily by the funds being held to retire the 2002 Series A Bonds due February 1, 2012.  Fuel cost recovery increased $3.5 million, or 149.3%, due to the under-collection of the prior quarter’s fuel and purchased power costs recovered through the fuel surcharge process and accounts receivable increased $2.6 million, or 7.3%, due primarily to an increase in the fuel component of consumer’s invoices and the timing of customer payments.  Prepayments increased $1.3 million, or 65.0%, caused by the annual renewal of insurance and the prepayment of health and welfare premiums for 2011 and deferred charges increased $3.1 million, or 14.9%, due to expenditures associated with financing activity which exceeded the amortization of other deferred charges.

These increases were offset by decreases in investments in associated organizations and cash and cash equivalents.  Investments in associated organizations decreased $1.2 million, or 9.5%, caused by a CoBank equity retirement in March of 2011 and cash and cash equivalents decreased $5.9 million, or 49.1%, due to the timing of cash receipts, cash payments and commercial paper issuances.

Liabilities and Equity

Total liabilities, equities and margins increased $164.3 million, or 26.1%, from December 31, 2010 to June 30, 2011.  The net of total long-term obligations and current installments of long-term obligations increased $122.7 million due to the reclassification of the 2002 Series A Bonds due February 1, 2012.  Commercial paper increased $22.5 million, or 22.8%, due primarily to expenditures associated with SPP.  Accounts payable increased $13.7 million, or 72.9%, due to the timing of cash payments, primarily associated with SPP.  Accrued interest increased $2.7 million, or 44.8%, due to the additional interest associated with the 2011 bonds acquired in January.  Other liabilities increased $827.4 thousand, or 44.2%, caused by an increase in the municipal underground ordinance payable, which was partially offset by the payment of Chugach’s annual gross receipts tax.  Patronage capital payable increased $6.5 million, or 100%, due to the reclassification of a wholesale customer’s patronage from equities and margins.

These increases were offset by a $3.7 million, or 2.3%, decrease in total equities and margins due to the net impact of the reclassification of a wholesale customer’s patronage discussed above and the margins generated in the first half of 2011.

LIQUIDITY AND CAPITAL RESOURCES

Summary

We ended the first six months of 2011 with $6.1 million of cash and cash equivalents, down from $12.1 million at December 31, 2010.  We did not utilize the $50 million line of credit that we maintain with NRUCFC in the first half of 2011, therefore, this line of credit had no outstanding balance and our available borrowing capacity under this line was $50 million at June 30, 2011.  We issued commercial paper in the first half of 2011 and had $121.0 million of commercial paper outstanding at June 30, 2011, thus our available borrowing capacity under our Commercial Paper Program at June 30, 2011, was $179.0 million.  Total available borrowing capacity at June 30, 2011, was $229 million.

Cash equivalents consist of all highly liquid debt instruments with a maturity of three months or less when purchased and an Overnight Repurchase Agreement with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2011 and 2010.

	2011	2010
Total cash provided by (used in):

Operating activities	14,806,176	29,150,069
Investing activities	(164,109,887)	(23,404,290)
Financing activities	143,373,537	7,600,860

Increase (decrease) in cash and cash equivalents	(5,930,174)	13,346,639

Operating Activities

Cash provided by operating activities was $14.8 million for the period ended June 30, 2011, compared with $29.2 million for the period ended June 30, 2010. Assignable margins decreased to $2.5 million in the first half of 2011, compared with $3.4 million in the first half of 2010. The decrease in assignable margins was offset by changes in operating assets and liabilities.  The changes in operating assets and liabilities were due primarily to changes in accounts receivable, fuel cost under-recovery, materials and supplies, other assets, deferred charges, accounts payable, consumer deposits, accrued interest, fuel and other liabilities.  The accounts receivable change was due primarily to a smaller change in the energy and fuel component of consumer’s invoices during the first half of 2011 compared to the first half of 2010 due in part to an increase in the fuel component of consumer’s invoices.  The change in fuel cost under-recovery was due to the under-collection of fuel and purchased power costs recovered through the fuel surcharge process, while the change in materials and supplies was due primarily to the change in inventory needed and used during the construction season.  The change in other assets was due primarily to the amount of workers compensation reserve, while the change in deferred charges was due primarily to deferred interest and costs associated with the 2011 financing.  The change in accounts payable was due primarily to the timing of cash payments for goods and services while the change in consumer deposits was due to the change in prepaid customer accounts.  The change in accrued interest was due primarily to the interest associated with the 2011 bonds acquired in January and the change in fuel was due primarily to the timing of payments and the difference in price and quantity of fuel used in the first half of 2011 compared to the first half of 2010.  The change in other liabilities was due primarily to the change in the municipal underground ordinance payable.

Investing Activities

Cash used in investing activities was $164.1 million for the period ended June 30, 2011, compared with $23.4 million used in the period ended June 30, 2010.  The change in cash used in investing activities was due primarily to the investment of restricted funds associated with the 2011 financing to repay the 2002 Series A Bonds due February 1, 2012, and the level of construction activity, primarily related to the SPP.  Capital construction through June 30, 2011, was $45.3 million and is estimated at $166.3 million for the full year.  Capital improvement expenditures are expected to increase during the third quarter as the construction season continues.

Financing Activities

Cash provided by financing activities was $143.4 million for the period ended June 30, 2011, compared to $7.6 million provided for the period ended June 30, 2010.  The change in cash provided by financing activities was due primarily to the proceeds net of the costs associated with the 2011 financing which is restricted to repay the 2002 Series A Bonds due February 1, 2012, and the use of commercial paper to fund capital expenditures.

Sources of Liquidity

Chugach has satisfied its operational and capital cash requirements primarily through internally generated funds, a $50 million line of credit from NRUCFC and a $300 million Commercial Paper Program.  At June 30, 2011, there was no outstanding balance on our NRUCFC line of credit and $121.0 million of outstanding commercial paper.  Thus, at June 30, 2011, our available borrowing capacity under our line of credit was $50 million and our available commercial paper capacity was $179 million.

Over the next two years, Chugach anticipates financing increased capital expenditures due to the construction of a gas-fired generation plant, on-going capital needs and plans to use the balance of the proceeds from the 2011 financing to fund the $120 million of 2002 Series A Bonds due February 1, 2012.  Commercial paper is being issued and will act as a bridge until Chugach converts Commercial Paper balances to long term debt.  Chugach began issuing commercial paper in 2009.  Chugach’s Commercial Paper Program is backed by a $300 million Unsecured Credit Agreement, executed on November 17, 2010, between NRUCFC, Bank of America, N.A., KeyBank National Association, JPMorgan Chase Bank, N.A., Bank of Montreal, CoBank, ACB, Goldman Sachs Bank USA, Bank of Taiwan, Los Angeles Branch and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch.  The 2010 Credit Agreement expires on November 17, 2013.

Our commercial paper can be repriced between one day and two hundred seventy days.  The average commercial paper balance for the quarter ended June 30, 2011, was $115.3 million with a corresponding weighted average interest rate of 0.29%.  The maximum amount outstanding for the quarter ended June 30, 2011, was $121.0 million.  The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate
January 2011	$100.3	0.30%
February 2011	$111.3	0.30%
March 2011	$117.4	0.30%
April 2011	$113.0	0.30%
May 2011	$116.0	0.27%
June 2011	$116.7	0.29%

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

At June 30, 2011, Chugach had the following note outstanding with this facility:

	Principal Balance	Interest Rate at June 30, 2011	Maturity Dates	Principal Payment Dates

2011 CoBank Note	$35,015,883	2.53%	2012-2022	2003 – 2022

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

Financing

On March 15, 2011, Chugach retired its 2001 Series A Bonds with proceeds from $90 million of First Mortgage Bonds, 2011 Series A, due March 15, 2031, and $185 million of First Mortgage Bonds, 2011 Series A, due March 15, 2041, issued on January 21, 2011.  The First Mortgage Bonds, 2011 Series A, due March 15, 2031, bear interest at 4.20% per annum, payable semi-annually on March 15 and September 15 of each year commencing on September 15, 2011.  Principal on the 2011 Series A Bonds due March 15, 2031 will be paid in equal annual installments beginning on March 15, 2012, resulting in an average life of approximately 10 years.  The First Mortgage Bonds, 2011 Series A, due March 15, 2041, bear interest at 4.75% per annum, payable semi-annually on March 15 and September 15 of each year commencing on September 15, 2011.  Principal on the 2011 Series A Bonds due March 15, 2041 will be paid in equal annual installments beginning on March 15, 2012, resulting in an average life of approximately 15.5 years.  The bonds and all other long-term debt obligations are secured by a lien on substantially all of Chugach’s assets pursuant to the Second Amended and Restated Indenture of Trust, which became effective on January 20, 2011.  At this time, Chugach plans to use the balance of the proceeds, currently being held by its trustee, to retire $120 million of 2002 Series A Bonds due February 1, 2012.

Chugach management continues to expect that cash flows from operations and external funding sources, including additional commercial paper borrowings, will be sufficient to cover operational, financing and capital funding requirements in 2011 and thereafter.

CRITICAL ACCOUNTING POLICIES

Chugach’s accounting and reporting policies comply with U.S. generally accepted accounting principles (GAAP).  The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that effect results of operations and reported amounts of assets and liabilities in the financial statements.  Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach's financial condition and results of its operations, and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies.  Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements.  These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP.  For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  Management has discussed the development and the selection of critical accounting policies with Chugach's Audit Committee. The following policies are considered to be critical accounting policies for the quarter ended June 30, 2011.

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

Unbilled revenue

Chugach calculates unbilled retail revenue at the end of each month to ensure the recognition of a calendar month’s revenue.  Chugach estimates calendar-month unbilled sales based on billing cycle sales, billing cycle read dates, weather and hours of darkness to produce an estimate of calendar sales.  This estimate of calendar sales is calibrated to deliveries measured at Chugach distribution substations, net of losses.  The calendar sales estimate is multiplied by respective billing class determinants to produce an estimate of calendar month revenue.  Chugach accrued $6,114,837 and $5,977,930 of unbilled retail revenue at June 30, 2011 and 2010, respectively.

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

Chugach has partnered with ML&P to construct and jointly own a new 183 megawatt (MW) natural gas fired power plant.  Chugach will own and take 70 percent of the new plant’s output and ML&P will own and take the remaining 30 percent.  The plant is scheduled to be placed into service in 2012.  Final design is ongoing and construction began in the spring of 2011.  Components of major equipment will continue to be received through October.  Chugach’s interim financing for the project will come from a commercial paper borrowing program that was initially established via a $300 million unsecured credit agreement in 2008 and refinanced in 2010.

Chugach will continue to explore all potential sources of long-term financing to include federal, state, private placement and the public markets to obtain the lowest cost financing available for our capital additions that are expected to continue in 2011.

Chugach currently has fuel contracts in place to fill 100 percent of Chugach’s unmet needs through December 2013, approximately 50 percent of Chugach’s unmet needs through December 2014, approximately 60 percent in 2015 and approximately 29 percent in 2016.  The State of Alaska Department of Natural Resources (DNR) completed a preliminary engineering and geological evaluation of the remaining Cook Inlet gas reserves in December of 2009.  The study identified 863 billion cubic feet (BCF) of proven, developed, producing reserves, additional probable reserves of 279 BCF and an additional increment of 353 BCF in high-confidence pay intervals.  Combined, these 1.5 trillion cubic feet of gas reserves are similar to the 1.4 trillion cubic feet of gas reserves identified in a 2004 study undertaken by the Department of Energy in 2004.  Given current demand and deliverability, DNR estimates at minimum a 10-year supply of gas exists in currently producing leases.  DNR does note that economic considerations will play a major role in whether producers continue drilling and development activities to meet demand.  An updated June 2011 DNR reported titled “Cook Inlet Natural Gas Production Cost Study” further quantified the economic considerations and came to two key conclusions:

1)
Based on currently available information, the assumptions made in this study, and absent any exploration success, the Cook Inlet basin is capable given sufficient continued investments of supplying the regional natural gas needs until 2018-2020 at a price below that of currently contemplated alternatives.  However, failure to make appropriate investments in lockstep with demand requirements will necessitate alternative sources of natural gas to be made available sooner. Therefore, transition to alternative sources of natural gas may begin to occur before the 2018-2020 time frame as part of a comprehensive supply and risk management plan.

2)
Natural gas storage will play an increasingly important role in optimizing and managing deliverability and economics of the natural gas supply for south-central Alaska.  Just-in-time production reduces the amount of time between investment and return, and improves the economics of supplying natural gas.  If gas purchases can be made in summer in advance of peak winter needs, storage allows these dynamics to be managed effectively by allowing production in summer to exceed the demand and storing the excess production until it is needed in winter.

Chugach has been working closely with the state and producers to develop a comprehensive Cook Inlet management plan that will meet this goal.  Chugach continues to explore its options for future fuel supply needs by working with developers on commercial terms for future gas supply and the state of Alaska on energy policies to promote gas development in Cook Inlet and other in-state gas options such as a Spur Line off a larger line from the North Slope or a bullet line to Southcentral Alaska.

The 2010 Alaska Legislature passed legislation that provides incentives to natural gas producers to enhance Cook Inlet oil and gas production.  There are currently two independent producers who are in the process of mobilizing jack-up drill rigs to Cook Inlet to take advantage of those incentives and other producers who have recently drilled conventional wells.  Although it is too early to tell if the incentives will pay off, independent producers do seem to be taking steps to enter the market.  2011 Cook Inlet petroleum lease sales are up three-fold from last year and Buccaneer Energy recently announced success of it’s Kenai Loop No. 1 well near Nikiski.  Chugach, HEA, MEA and other parties have formed a study group to evaluate liquefied natural gas (LNG) import options.  LNG imports could be necessary by 2014.  We are also keeping a close eye on potential pipeline options from the North Slope.  We are looking at LNG options if Cook Inlet production does not keep pace with current field decline levels.

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

Notification was made by MEA in 2004 and by HEA in 2007 that neither organization intends to be on the Chugach system under the current contractual arrangements post 2014.  This would result in a loss of approximately 50 percent of Chugach’s power sales load and approximately 40 percent of the utility’s annual sales revenue.  On April 13, 2010, HEA issued a press release stating that HEA’s solely-owned power generation and transmission entity, AEEC, approved a design engineer to complete design for the Nikiski generation conversion project. AEEC currently owns a 40 MW natural gas-fired generation plant that is dispatched as part of Chugach’s overall system.  The conversion project entails adding a steam turbine and increasing the output of the plant to 77 MW.  HEA intends to purchase all of the output from this unit upon expiration of the Chugach contract in 2013.  On July 12, 2011, Chugach, AEEC and HEA entered into an Asset Purchase and Sale Agreement whereby Chugach has agreed to sell and AEEC has agreed to purchase the Bernice Lake Power Plant and associated transmission substation facilities located in Nikiski.  The Bernice Lake facility is located on land that is leased to Chugach by HEA.  The current lease expires on November 30, 2011 but has been extended by HEA to be consistent with the closing date contained in the Asset Purchase and Sale Agreement.  Associated with the Asset Purchase and Sale Agreement described above, Chugach also entered into an Agreement for Sale of Electric Capacity with AEEC and HEA (Capacity Agreement).  The agreement is a purchased power agreement that allows Chugach to purchase the capacity and related energy from the Bernice Lake Power Plant from the closing date of the sale of the facility (Asset Purchase and Sale Agreement) to AEEC through December 31, 2013.  This agreement allows Chugach to sell the Bernice Lake Power Plant and simultaneously ensure system retail and wholesale deliverability requirements are met through December 31, 2013.  Chugach submitted the Capacity Agreement to the RCA on July 21, 2011.  The RCA opened a docket on August 2, 2011, and indicated that a final order would be issued no later than January 17, 2012.

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

On June 23, 2011, Chugach submitted a request to the RCA for approval of a new power purchase agreement between Chugach and Fire Island Wind, LLC, a special purpose entity wholly-owned by Cook Inlet Region, Inc.  The Fire Island Wind project is comprised of eleven 1.6 megawatt wind turbine generators with a total nameplate capacity of 17.6 megawatts.  The generators will be located on the southern part of Fire Island in Anchorage, Alaska.  The project is scheduled to be commercially operational by December 31, 2012.  Chugach’s request is currently being reviewed by the RCA.

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

Chugach is coordinating with other parties, including the State of Alaska, private developers and other utilities in the planning and potential development of renewable energy resources.  Many energy projects received funding in this year’s State of Alaska capital budget, including nine Railbelt projects supported by the Alaska Railbelt Cooperative Transmission and Electric Company (ARCTEC).  The grants will flow through the Alaska Energy Authority (AEA).  The budget also contained $65.7 million for the AEA to conduct planning, design and permitting for a major hydro project on the Susitna River.  The project could provide up to half the electric energy needed in the Railbelt.  In November of 2010, the AEA released a decision document concluding that a project on the Susitna River should be considered the primary hydroelectric project for the region.  Chugach will work with AEA and other parties on this effort.  Other potential renewable resources that Chugach is discussing with prospective developers include geothermal, tidal, wind power, hydro and waste-to-energy projects.

Five Railbelt electric utilities have joined together to create a new organization that will help plan, construct and operate key components of the regional electric grid.  The organization, ARCTEC, is a generation and transmission cooperative organized under existing state law.  Chugach, GVEA, HEA, MEA and Seward organized the generation and transmission (G&T) to provide a framework for collective action on projects of mutual benefit.  Each of the organizations has two seats on the 10-member board of directors.  Another advantage of ARCTEC is its ability to prioritize capital project requests and speak with a unified regional voice at the state Capitol.  ARCTEC was incorporated on December 23, 2010.

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

The SPP is required by its Air Quality Permit to collect ambient air background data.  Data collection will begin this fall and continue for at least 12 months.

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

Interest Rate Risk

At June 30, 2011, our short- and long-term debt was comprised of our 2002 and 2011 Series A Bonds, our 2011 note owed to CoBank and outstanding commercial paper.

The interest rate of our 2002 Series A Bonds are fixed at 6.20 percent per annum.  The interest rates of our 2011 Series A Bonds are fixed at 4.20 and 4.75 percent per annum, for Tranche A and Tranche B, respectively.  At June 30, 2011, we had $395 million of 2002 and 2011 Series A Bonds outstanding.  The fair value of the 2002 and 2011 Series A Bonds at June 30, 2011, was $392.5 million.

Chugach is exposed to market risk from changes in interest rates associated with our other credit facilities.  Our credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the LIBOR or the base rate or prime rate of our lenders. A 100 basis-point rise in interest rates would increase our interest expense by approximately $1.6 million, and a 100 basis point decline in interest rates would decrease our interest expenses by approximately $701.1 thousand, based on $156.0 million of variable rate debt outstanding at June 30, 2011.

Commodity Price Risk

Chugach’s gas contracts provide for adjustments to gas prices based on fluctuations of certain commodity prices and indices.  Because fuel and purchased power costs are passed directly to our wholesale and retail customers through a fuel surcharge mechanism, fluctuations in the price paid for gas pursuant to long-term gas supply contracts does not normally impact margins.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e).  Based on this evaluation, our CEO and CFO each concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission (SEC), ensures that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

In addition, there have been no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. RESERVED

None.

ITEM 5. OTHER INFORMATION

Chugach Electric Association’s annual membership meeting was held on May 26, 2011.  Two new board members were elected, while two current board members were re-elected.  Total number of members of record was 66,829.  Out of 9,548 votes, new board members Harry Crawford and James Henderson received 5,315 and 5,208 votes, respectively, while current board members Janet Reiser and Doug Robbins received 6,592 and 5,146 votes, respectively.  Three of the four board members were elected to three-year terms, while Doug Robbins was elected to fill the remaining term of Director Elizabeth “Pat” Kennedy, who passed away on October 23, 2010.  That term expires in May of 2012.  Directors Janet Reiser, Susan Reeves, P. J. Hill and Doug Robbins were elected by the sitting board as Chairman, Vice Chairman, Treasurer and Secretary, respectively.  There were also two proposed bylaw amendments before the membership.  One proposal dealt with clarifying the deadline for electronic voting and the other included housekeeping amendments.  Both proposals passed.

ITEM 6. EXHIBITS

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Letter Order approving the extension of the Agreement for Sale of Electric Power and Energy between the Registrant and the City of Seward dated effective June 23, 2011.

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Bradley W. Evans
Bradley W. Evans
Chief Executive Officer

By:	/s/ Michael R. Cunningham
Michael R. Cunningham
Chief Financial Officer

Date:	August 4, 2011

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.4.3	Letter Order approving the extension of the Agreement for Sale of Electric Power and Energy between the Registrant and the City of Seward dated effective June 23, 2011.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (“Extensible Business Reporting Language”) information is furnished and not filed or part of a registration statement   or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.