Form 10-Q
period 2011-09-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2011-11-10
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-42125

CHUGACH ELECTRIC ASSOCIATION, INC.

(Exact name of registrant as specifies in its charter)

State of Alaska	92-0014224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5601 Electron Drive, Anchorage, AK	99518
(Address of principal executive offices)	(Zip Code)

(907) 563-7494

(Registrant’s telephone number, including area code)

None

(Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the financial statements of Chugach as of and for the quarter ended September 30, 2011, follow.

Chugach Electric Association, Inc.

Balance Sheets

(Unaudited)

Assets	September 30, 2011	December 31, 2010
Utility Plant:
Electric plant in service	$864,927,070	$853,933,739
Construction work in progress	178,768,129	100,787,482

Total utility plant	1,043,695,199	954,721,221
Less accumulated depreciation	(468,990,071)	(446,582,318)

Net utility plant	574,705,128	508,138,903

Other property and investments, at cost:
Nonutility property	84,735	84,735
Special funds	375,151	395,833
Investments in associated organizations	11,010,341	12,163,097

Total other property and investments	11,470,227	12,643,665

Current assets:
Cash and cash equivalents	10,701,866	12,070,713
Special deposits	149,658	211,858
Restricted cash equivalents	121,991,586	0
Fuel cost under-recovery	5,812,482	2,371,631
Accounts receivable, net	41,584,588	35,140,119
Materials and supplies	33,831,793	35,974,170
Prepayments	3,100,400	1,925,424
Other current assets	286,586	256,290

Total current assets	217,458,959	87,950,205

Deferred charges, net	24,479,468	20,994,955

Total assets	$828,113,782	$629,727,728

Chugach Electric Association, Inc.

Balance Sheets (continued)

(Unaudited)

Liabilities, Equities and Margins	September 30, 2011	December 31, 2010
Equities and margins:
Memberships	$1,507,623	$1,474,869
Patronage capital	145,198,177	149,543,952
Other	11,341,387	10,823,463

Total equities and margins	158,047,187	161,842,284

Long-term obligations, excluding current installments:
Bonds payable	264,333,333	270,000,000
National Bank for Cooperatives note payable	31,756,775	34,450,318

Total long-term obligations	296,090,108	304,450,318

Current liabilities:
Current installments of long-term obligations	133,645,898	2,851,500
Commercial paper	161,000,000	98,500,000
Accounts payable	31,685,832	18,860,926
Consumer deposits	4,117,711	5,225,729
Accrued interest	1,838,282	6,049,531
Salaries, wages and benefits	7,701,911	6,733,842
Fuel	22,916,265	21,569,538
Other current liabilities	2,796,456	1,872,314

Total current liabilities	365,702,355	161,663,380

Deferred compensation	375,151	395,833
Deferred credits	1,446,201	1,375,913
Patronage capital payable	6,452,780	0

Total liabilities, equities and margins	$828,113,782	$629,727,728

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Operating revenues	$68,778,352	$58,274,912	$206,790,101	$184,430,124

Operating expenses:
Fuel	35,351,057	24,082,544	101,385,372	78,596,428
Production	4,383,225	5,557,226	12,466,858	13,532,362
Purchased power	5,925,351	6,306,942	18,744,592	18,436,395
Transmission	1,588,996	1,490,327	5,163,878	4,191,962
Distribution	3,268,367	3,270,196	9,089,035	9,262,570
Consumer accounts	1,330,126	1,347,065	4,085,071	4,089,150
Administrative, general and other	5,494,955	5,206,186	16,785,365	15,766,176
Depreciation and amortization	8,167,673	8,184,736	24,478,626	24,507,485

Total operating expenses	65,509,750	55,445,222	192,198,797	168,382,528

Interest expense
Long-term debt and other	4,059,234	5,238,781	14,058,833	15,702,093
Charged to construction	(515,030)	(288,968)	(1,414,606)	(711,608)

Interest expense, net	3,544,204	4,949,813	12,644,227	14,990,485

Net operating margins	(275,602)	(2,120,123)	1,947,077	1,057,111

Nonoperating margins:
Interest income	74,377	76,215	223,305	231,267
Allowance for funds used during construction	54,632	34,635	101,907	65,367
Capital credits, patronage dividends and other	32,586	0	89,827	7,329

Total nonoperating margins	161,595	110,850	415,039	303,963

Assignable margins	$(114,007)	$(2,009,273)	$2,362,116	$1,361,074

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months ended September 30
	2011	2010
Cash flows from operating activities:
Assignable margins	$2,362,116	$1,361,074

Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation	24,478,626	24,507,485
Amortization and depreciation cleared to operating expenses	4,173,013	4,038,147
Allowance for funds used during construction	(101,907)	(65,367)
Other	(13,885)	4,393

(Increase) decrease in assets:
Accounts receivable	(6,444,469)	12,839,535
Fuel cost under-recovery	(3,440,851)	97,014
Materials and supplies	2,108,877	(1,329,117)
Prepayments	(1,174,976)	(1,158,398)
Other assets	(1,954,745)	(88,358)
Deferred charges	(4,670,710)	(1,073,793)

Increase (decrease) in liabilities:
Accounts payable	1,845,200	336,978
Consumer deposits	(1,108,018)	(3,802,804)
Fuel cost over-recovery	0	1,123,690
Accrued interest	(4,211,249)	(4,332,926)
Salaries, wages and benefits	968,069	1,216,716
Fuel	1,346,727	(650,592)
Other liabilities	1,979,633	(224,350)
Deferred liabilities	(15,018)	(26,080)

Net cash provided by operating activities	16,126,433	32,773,247

Cash flows from investing activities:
Investment in associated organizations	1,153,470	311,593
Investment in restricted cash equivalents	(270,000,000)	0
Proceeds from restricted cash equivalents	150,000,000	0
Extension and replacement of plant	(81,942,547)	(43,768,562)

Net cash used for investing activities	(200,789,077)	(43,456,969)

Cash flows from financing activities:
Payments for debt issue costs	(1,882,693)	0
Repayments of long-term obligations	(152,565,812)	(3,854,889)
Proceeds from short-term borrowing	62,500,000	21,000,000
Proceeds from long-term borrowing	275,000,000	0
Memberships and donations received	162,215	28,669
Retirement of patronage capital and estate payments	(255,111)	(149,664)
Net receipts on consumer advances for construction	335,198	789,367

Net cash provided by financing activities	183,293,797	17,813,483

Net change in cash and cash equivalents	(1,368,847)	7,129,761

Cash and cash equivalents at beginning of period	$12,070,713	$3,503,765

Cash and cash equivalents at end of period	$10,701,866	$10,633,526

Supplemental disclosure of non-cash investing and financing activities
Retirement of plant	$4,141,911	$6,122,381
Extension and replacement of plant included in accounts payable	$25,031,907	$9,257,687
Supplemental disclosure of cash flow information-interest expense paid, excluding amounts capitalized	$21,478,597	$18,671,115

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2011 and 2010

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

September 30, 2011 and 2010

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

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the nine month periods ended September 30, 2011 and 2010 was in compliance with that provision. In addition, Chugach collects sales tax and is assessed gross receipts and excise taxes which are presented on a net basis in accordance with FASB ASC 605-45-50, “Topic 605 – Revenue Recognition – Subtopic 45 – Principal Agent Considerations – Section 50 – Disclosure.”

Chugach applies a more-likely-than-not recognition threshold for all tax uncertainties. FASB ASC 740, “Topic 740 – Income Taxes,” only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. Chugach’s management reviewed Chugach’s tax positions and determined there were no outstanding, or retroactive tax positions, that were not highly certain of being sustained upon examination by the taxing authorities.

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

On March 22, 2011, Chugach submitted a petition to the RCA requesting authorization to create regulatory assets for the deferral of interim interest expense associated with the refinancing of its 2001 and 2002 Series A Bonds. The 2011 financing reduced interest rate risk and allowed Chugach to capitalize on historic lows in long-term interest rates to

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2011 and 2010

minimize the long-term financial cost to members. Chugach deferred the interim interest expense and recognized a regulatory assets as it believed that recovery through future rates was probable as we had received approval for similar costs historically. The requested amortization period was over the life of the bonds or between 20 and 30 years.

The deferral of interest for the portion of the 2011 bonds used to pay off the 2001 Series A Bonds that matured on March 15, 2011, totaled approximately $1.0 million. The deferral of interest for the portion of the 2011 bonds used to pay off the 2002 Series A Bonds that matures on February 1, 2012, was estimated at $5.7 million. Chugach also requested approval to recover the associated refinancing costs in electric rates through amortization over the life of the new 2011 Series A Bonds.

The RCA issued a final order in this docket on September 16, 2011, approving Chugach’s request.

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

December 31, 2010 Test Year Simplified Rate Filing

On March 31, 2011, Chugach submitted a Simplified Rate Filing (SRF) to the RCA and requested a system demand and energy rate increase of 0.9 percent, or approximately $1.0 million on an annual basis. The filing was based on the December 31, 2010 test year for proposed rate adjustments effective in mid May 2011. On a customer class basis, Chugach requested demand and energy rate increases of 0.3 percent to Chugach retail customers and 2.2 percent to its wholesale classes.

The RCA issued a letter order on May 13, 2011 approving the filing. The updated rates became effective May 16, 2011.

June 30, 2011 Test Year Simplified Rate Filing

On September 28, 2011, Chugach submitted a SRF to the RCA and requested a system demand and energy rate decrease of 1.3 percent, or approximately $1.5 million on an annual basis. The filing was based on the June 30, 2011 test year for proposed rate adjustments effective mid November 2011. Chugach expects a ruling by the RCA on or before November 14, 2011.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2011 and 2010

ENSTAR (Alaska Pipeline Company)

ENSTAR Natural Gas Company (ENSTAR) has a tariff to transport our gas purchased from gas suppliers on a firm basis to our International Station Power Plant (historically known as “IGT”) at a transportation rate of $0.63 per thousand cubic feet (MCF). The agreement contains a fixed monthly charge of $2,840 for firm service. In December of 2010, ENSTAR applied for an extension of this tariff rate to provide gas transportation to Chugach to service the Bernice Lake Power Plant. Previously, transportation was provided as part of a natural gas supply contract. Under the new contract, Chugach is responsible for transportation of the natural gas. The RCA approved the request in February of 2011.

Chugach and ENSTAR have negotiated a Gas Transportation Agreement. On September 15, 2011, ENSTAR filed the Gas Transportation Agreement with the RCA, subject to Chugach Board approval by October 31, 2011. Chugach’s Board of Directors approved the agreement on October 26, 2011. The agreement provides for transport of up to 20,000 MCF of gas per day to Chugach’s Beluga power plant. The total cost for the one year period is expected to be approximately $1 million. Chugach will recover this cost through the fuel and purchased power surcharge process.

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

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2011 and 2010

On August 2, 2011, the RCA issued Order No. 1 of Docket U-11-094 / U-11-95 and indicated that a final order would be issued no later than January 17, 2012. The RCA has scheduled a hearing for this matter on November 28 and 29, 2011.

Fire Island Wind Project

On June 23, 2011, Chugach submitted a request to the RCA for approval of a new power purchase agreement (PPA) between Chugach and Fire Island Wind, LLC (FIW), a special purpose entity wholly-owned by Cook Inlet Region, Inc. Chugach also requested authorization from the RCA to recover the costs of all energy purchases under the PPA through its retail quarterly fuel and purchased power process at the time the project becomes commercially operational, which is currently expected to occur before October 1, 2012. Annual cost of these purchases is expected to be about $4.7 million. An affiliate of FIW is responsible for the construction of the interconnection between the project and Chugach’s transmission system. Chugach is the recipient of a grant in the amount of $25.0 million appropriated from the State of Alaska. The grant will be used to offset construction of the transmission line. Chugach is not expected to incur any capital costs associated with this line.

The PPA is a 25 year agreement whereby Chugach purchases the output of the facility over a 25 year term, commencing January 1, 2013. The Fire Island Wind project is comprised of eleven 1.6 megawatt wind turbine generators with a total nameplate capacity of 17.6 megawatts which are expected to generate approximately 50,000 MWh per year. The generators will be located on the southern part of Fire Island in Anchorage, Alaska.

Intervenors in the docket were Municipal Light & Power (ML&P), the Attorney General, Golden Valley Electric Association, Inc. (GVEA) and MEA.

The RCA held a public hearing from September 27 through September 30, 2011. On October 10, 2011, the RCA issued an order approving Chugach’s request for assurance of cost recovery associated with the PPA. The RCA order also granted approval for Chugach to recover costs associated with the PPA through its fuel and purchased power surcharge process. The RCA order also requires Chugach to submit follow-up reports and filings by November 10, 2011 and a specific rate recovery plan by March 31, 2012.

5.	DEBT

Lines of Credit

Chugach maintains a $50 million line of credit with National Rural Utilities Cooperative Finance Corporation (NRUCFC). Chugach did not utilize this line of credit in the first nine months of 2011, and therefore had no outstanding balance at September 30, 2011. In addition, Chugach did not utilize this line of credit during 2010 and had no outstanding balance at December 31, 2010. The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC and will not exceed the Prevailing Prime Rate, plus one percent per annum. At September 30, 2011, and December 31, 2010, the borrowing rate was 3.20% and 4.95%, respectively.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2011 and 2010

The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. The NRUCFC line of credit expires October 14, 2012.

This line of credit is immediately available for unconditional borrowing.

Commercial Paper

Over the next two years, Chugach anticipates financing increased capital expenditures due to the construction of a gas-fired generation plant and on-going capital needs. Commercial paper is being issued and will act as a bridge until Chugach converts commercial paper balances to long term debt. On November 17, 2010, Chugach entered into a $300 million Unsecured Credit Agreement between NRUCFC, Bank of America, N.A., KeyBank National Association, JPMorgan Chase Bank, N.A., Bank of Montreal, CoBank, ACB, Goldman Sachs Bank USA, Bank of Taiwan, Los Angeles Branch and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch intended to back the commercial paper program. The 2010 Credit Agreement was priced with an all-in drawn spread of one month London Interbank Offered Rate (LIBOR) plus 150 basis points, along with a 25 basis points facility fee (based on an A-/A3 unsecured debt rating). The 2010 Credit Agreement expires on November 17, 2013. Chugach had $161.0 million and $98.5 million of commercial paper outstanding at September 30, 2011, and December 31, 2010, respectively. Our commercial paper can be repriced between one day and two hundred seventy days.

The following table provides information regarding average commercial paper balances outstanding for the quarter ended September 30 (dollars in millions), as well as corresponding weighted average interest rates:

2011		2010
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$ 139.9	0.28%	$ 62.3	0.33%

Financing

On March 15, 2011, Chugach retired its 2001 Series A Bonds with proceeds from $90 million of First Mortgage Bonds, 2011 Series A, due March 15, 2031, and $185 million of First Mortgage Bonds, 2011 Series A, due March 15, 2041, issued on January 21, 2011. The First Mortgage Bonds, 2011 Series A, due March 15, 2031, bear interest at 4.20% per annum, payable semi-annually on March 15 and September 15 of each year commencing on September 15, 2011. Principal on the 2011 Series A Bonds due March 15, 2031 will be paid in equal annual installments beginning on March 15, 2012, resulting in an average life of approximately 10 years. The First Mortgage Bonds, 2011 Series A, due March 15, 2041, bear interest at 4.75% per annum, payable semi-annually on March 15 and September 15 of

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2011 and 2010

each year commencing on September 15, 2011. Principal on the 2011 Series A Bonds due March 15, 2041 will be paid in equal annual installments beginning on March 15, 2012, resulting in an average life of approximately 15.5 years. The bonds and all other long-term debt obligations are secured by a lien on substantially all of Chugach’s assets pursuant to the Second Amended and Restated Indenture of Trust, which became effective on January 20, 2011. At this time, Chugach plans to use the balance of the proceeds, currently being held by its trustee and categorized as Restricted Cash Equivalents on Chugach’s Balance Sheet, to retire $120 million of 2002 Series A Bonds due February 1, 2012, after satisfying the conditions to authenticate and deliver additional obligations under the Second Amended and Restated Indenture of Trust, which became effective January 20, 2011.

On October 28, 2011, Chugach received commitments from investors to sell $75,000,000 of First Mortgage Bonds, 2012 Series A, due March 15, 2032 (Tranche A), $125,000,000 of First Mortgage Bonds, 2012 Series A, due March 15, 2042 (Tranche B) and $50,000,000 of First Mortgage Bonds, 2012 Series A, due March 15, 2042 (Tranche C), for the purpose of repaying outstanding commercial paper used to finance Southcentral Power Project (SPP) construction and for general corporate purposes. The 2012 Series A Bonds (Tranche A) will mature on March 15, 2032, and will bear interest at 4.01% per annum. The 2012 Series A Bonds (Tranche B) will mature on March 15, 2042, and will bear interest at 4.41% per annum. The 2012 Series A Bonds (Tranche C) will mature on March 15, 2042, and will bear interest at 4.78% per annum. Interest will be paid each March 15 and September 15, commencing on September 15, 2012. The 2012 Series A Bonds (Tranche A) will pay principal in equal installments on an annual basis beginning March 15, 2013, resulting in an average life of approximately 10.7 years. The 2012 Series A Bonds (Tranche B) will pay principal between March 15, 2013 and March 15, 2020 and between March 15, 2032 and March 15, 2042, resulting in an average life of approximately 15.7 years. The 2012 Series A Bonds (Tranche C) will pay principal in equal installments on an annual basis beginning March 15, 2023, resulting in an average life of approximately 20.7 years. When issued, the bonds will be secured, ranking equally with all other long-term obligations, by a first lien on substantially all of Chugach assets, pursuant to the Second Amended and Restated Indenture of Trust, which became effective on January 20, 2011. The bonds will be callable by Chugach and are expected to be issued on January 11, 2012, subject to normal closing conditions.

Chugach has a term loan facility with CoBank. Since January 22, 2003, loans made under that facility were evidenced by promissory notes governed by the Master Loan Agreement. On January 19, 2011, Chugach and CoBank amended and restated the existing Master Loan Agreement. The existing obligations under the existing loan are evidenced by the 2011 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated January 19, 2011 and secured by the Second Amended and Restated Indenture.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2011 and 2010

6.	RECENT ACCOUNTING PRONOUNCEMENTS

ASC Update 2011-09 “Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan”

In September 2011, the FASB issued ASC Update 2011-09, “Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan.” ASC Update 2011-09 expands the disclosure requirements for those employers participating in multiemployer plans to increase the awareness of the employer’s commitments and potential future cash flow impacts. This update is effective for annual reporting periods ending after December 15, 2011. Chugach will begin application of ASC 2011-09 in the annual report for the period ended December 31, 2011. Adoption is not expected to have any incremental effect on results of operations, financial position, and cash flows.

ASC Update 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”

In May 2011, the FASB issued ASC Update 2011-04, “Fair Value Measurement: (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASC Update 2011-04 amends current U.S. GAAP to create more commonality with IFRS by changing some of the wording used to describe requirements for measuring fair value and for disclosing information about fair value measurements. This update is effective for the first interim or annual reporting period beginning after December 15, 2011. Chugach will begin application of ASC 2011-04 on January 1, 2012. Adoption is not expected to have any effect on results of operations, financial position, and cash flows.

ASC Update 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”

In January 2010, the FASB issued ASC Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASC Update 2010-06 applies to all entities that are required to make disclosures about recurring or nonrecurring fair value measurements and expands the disclosures required based on the measurement Level. This update is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for certain Level 3 transactions. Those transaction disclosure requirements were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Chugach began application of ASC Update 2010-06 for the period ended March 31, 2010, which did not have any effect on our results of operations, financial position, and cash flows. Chugach began application of the Level 3 transaction disclosures on January 1, 2011. Adoption did not have any effect on results of operations, financial position and cash flows.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2011 and 2010

7.	FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy

In accordance with ASC 820, “Topic 820 – Fair Value Measurement,” Chugach groups its financial assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

The table below presents the balance of Chugach’s non-qualified deferred compensation plan and Overnight Repurchase Agreement assets measured at fair value on a recurring basis at September 30, 2011, and December 31, 2010.

	Total	Level 1	Level 2	Level 3
September 30, 2011
Deferred compensation	$375,151	$375,151	$0	$0
Repurchase agreement	$8,669,199	$0	$8,669,199	$0
Restricted cash equivalents	$121,991,586	$0	$121,991,586	$0

December 31, 2010
Deferred compensation	$395,833	$395,833	$0	$0
Repurchase agreement	$12,008,821	$0	$12,008,821	$0

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

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2011 and 2010

Fair Value of Financial Instruments

The estimated fair values (in thousands) of the long-term obligations included in the financial statements at September 30, 2011, are as follows:

	Carrying Value	Fair Value
Long-term obligations (including current installments)	$429,736	$445,811

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

New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs. On October 30, 2009, the EPA published new federal regulations requiring the mandatory reporting of greenhouse gases from all sectors of the economy. Chugach is subject to this new regulation, which is not expected to have a material effect on our results of operations, financial position, and cash flows. While we cannot predict whether any additional new regulation would occur or its limitation, it is possible that new laws or regulations could increase our capital and operating costs. We have obtained or applied for all Clean Air Act permits currently required for the operation of our generating facilities.

The SPP is required by its Air Quality Permit to collect ambient air background data. Data collection began on September 1, 2011 and will continue for a 12 to 18 month period.

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

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2011 and 2010

9.	COMMITMENTS AND CONTINGENCIES

Generation Commitments

Chugach is in the process of developing a natural gas-fired generation plant on land owned by Chugach near its Anchorage headquarters. The SPP will be developed and owned by Chugach and ML&P as tenants in common. Chugach will own and take approximately 70 percent of the new plant’s output and ML&P will own and take the remaining output. Chugach will proportionately account for its ownership in the SPP.

Chugach executed a gas turbine purchase agreement for the purchase of three gas turbines and a spare engine for maintenance purposes with GE Packaged Power, Inc. (GEPP). Chugach has also executed an owner’s engineer services contract, a services contract for the shipment of the combustion turbine generators and related accessories, a steam turbine generator (STG) purchase agreement, an engineering, procurement, and construction (EPC) contract, a once through steam generator (OTSG) equipment and transportation contract and amended the contract for transportation of combustion turbine generators to include transportation of the steam turbine generator. Chugach received an air quality permit from the Alaska Department of Environmental Conservation in 2010, allowing the project to begin construction in the spring of 2011 as planned. On March 15, 2011, Chugach received its initial building permit from the Municipality of Anchorage. Chugach made payments of $77.3 million in the first nine months of 2011, with additional payments of $65.0 million expected in 2011 pursuant to its contracts associated with SPP.

Fuel Supply Contracts

Chugach has long-term fuel supply contracts from various producers at market terms. The RCA approved a gas supply contract between Chugach and ConocoPhillips Alaska, Inc. and ConocoPhillips, Inc. (collectively “COP”), effective August 21, 2009. The new contract provided gas beginning in 2010 and will terminate December 31, 2016. The total amount of gas under the contract is now estimated to be 57 BCF. The RCA approved a new long-term natural gas supply contract with Marathon Alaska Production, LLC (MAP) effective May 17, 2010. The new MAP contract provided gas beginning April 1, 2011, terminating March 31, 2013. MAP had two contract extension options that could be exercised during the first year of the initial contract. MAP extended the contract to December 31, 2013, by exercising the first contract extension on January 12, 2011, and extended the contract to December 31, 2014, by exercising the second contract extension on October 25, 2011. The total amount of gas under contract with MAP is now estimated at 37 billion cubic feet (BCF). These contracts now fill 100 percent of Chugach’s unmet needs through December 2014, approximately 75 percent in 2015 and approximately 40 percent in 2016.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2011 and 2010

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

10.	RECLASSIFICATIONS

For the nine months ended September 30, 2011, Chugach recorded the following reclassifications for the nine months ended September 30, 2010:

A reclassification representing customer credit balances as a result of prepaid accounts previously included as a reduction to accounts receivable and now included as consumer deposits. A reclassification to present the amount of capitalized interest previously included as a reduction of cash provided by operating activities and now included as an increase of cash used in investing activities. A reclassification to present the amount of patronage returned from CoBank previously included as an increase of cash provided by operating activities and now included as a decrease of cash used in investing activities. The impact of the reclassifications was to increase accounts receivable and consumer deposits by $3.5 million and to increase cash provided by operating activities and increase cash used in investing activities by $400.0 thousand in 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information contained under the caption “CAUTION REGARDING FORWARD-LOOKING STATEMENTS” at the beginning of this report.

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins increased $1.9 million, or 94.3%, during the third quarter of 2011 compared to the same quarter in 2010.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $10.5 million, or 18.0%, in the third quarter of 2011 compared to the same quarter in 2010. This increase was due primarily to higher fuel expense recovered through the fuel and purchased power surcharge process, which was slightly offset by a decrease in retail kWh sales.

Overall, retail revenue increased in the third quarter of 2011 compared to the same quarter in 2010. Base revenue decreased due to lower retail kilowatt hour (kWh) sales caused by warmer weather and a decrease in rates charged to retail customers in the third quarter of 2011 compared to the same period in 2010. That base revenue decrease was more than offset by an increase in fuel expense recovered through the fuel and purchased power surcharge process due to higher fuel prices in the third quarter of 2011 compared to the same period in 2010.

Wholesale revenue increased in the third quarter of 2011 compared to the same quarter in 2010. Overall, base revenue did not change in the third quarter of 2011 compared to the same period in 2010. An increase in base revenue due to higher kWh sales was completely offset by a decrease in rates charged to wholesale customers in the third quarter of 2011 compared to the same period in 2010. Fuel expense recovered through the fuel and purchased power surcharge process also increased due to higher fuel prices in the third quarter of 2011 compared to the same period in 2010. Economy energy revenue increased during the third quarter of 2011 compared to the same quarter in 2010 due to increased sales to GVEA.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $6.3 million to Chugach’s fixed costs for the quarter ended September 30, 2011, and $6.3 million for the quarter ended September 30, 2010.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended September 30, 2011 and 2010:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2011	2010	% Variance	2011	2010	% Variance	2011	2010	% Variance
Retail
Residential	$9.9	$10.1	(2.0%)	$7.6	$5.4	40.7%	$17.5	$15.5	12.9%
Small Commercial	$1.7	$1.7	0.0%	$1.7	$1.2	41.7%	$3.4	$2.9	17.2%
Large Commercial	$6.9	$7.0	(1.4%)	$8.2	$5.8	41.4%	$15.1	$12.8	18.0%
Lighting	$0.3	$0.3	0.0%	$0.1	$0.0	100.0%	$0.4	$0.3	33.3%
Total Retail	$18.8	$19.1	(1.6%)	$17.6	$12.4	41.9%	$36.4	$31.5	15.6%

Wholesale
HEA	$3.1	$3.0	3.3%	$6.9	$4.9	40.8%	$10.0	$7.9	26.6%
MEA	$4.7	$4.8	(2.1%)	$10.3	$7.2	43.1%	$15.0	$12.0	25.0%
SES	$0.4	$0.4	0.0%	$1.0	$0.7	42.9%	$1.4	$1.1	27.3%
Total Wholesale	$8.2	$8.2	0.0%	$18.2	$12.8	42.2%	$26.4	$21.0	25.7%

Economy Sales	$0.4	$0.9	(55.6%)	$5.0	$4.1	22.0%	$5.4	$5.0	8.0%
Miscellaneous	$0.5	$0.8	(37.5%)	$0.1	$0.0	100.0%	$0.6	$0.8	(25.0%)

Total Revenue	$27.9	$29.0	(3.8%)	$40.9	$29.3	39.6%	$68.8	$58.3	18.0%

The following table summarizes kWh sales for the quarters ended September 30:

Customer	2011 kWh	2010 kWh
Retail	265,025,549	268,355,928
Wholesale	297,510,320	289,418,847
Economy Energy	61,375,000	59,678,000

Total	623,910,869	617,452,775

Base rates charged to retail and wholesale customers in the third quarter of 2011 include base rate changes effective May 16, 2011, as a result of the SRF utilizing the twelve months ended December 31, 2010. Effectively, base rates charged to retail customers decreased 3.0% and decreased 2.2%, 2.7% and 1.4% to wholesale customers HEA, MEA and Seward, respectively in the third quarter of 2011 compared to the same period in 2010.

Total operating expenses increased $10.1 million, or 18.2%, in the third quarter of 2011 over the same quarter in 2010.

Fuel expense increased $11.3 million, or 46.8%, in the third quarter of 2011 compared to the same quarter in 2010. The increase was due primarily to an increase in fuel price. In the third quarter of 2011, Chugach used 6,960,832 MCF of fuel at an average effective price of $5.69 per MCF, which includes 765,743 MCF of fuel that is recorded as purchased power expense. In the third quarter of 2010, Chugach used 6,396,515 MCF of fuel at an average effective price of $4.32 per MCF, which includes 825,600 MCF of fuel that is recorded as purchased power.

Production expense decreased $1.2 million, or 21.1%, in the third quarter of 2011 compared to the same quarter in 2010. The decrease was due primarily to Bernice Lake Unit 3 annual maintenance that extended into the third quarter of 2010.

Purchased power expense, which includes the cost of 765,743 MCF of fuel associated with purchases from the Nikiski Cogeneration plant, decreased $381.6 thousand, or 6.1%, in the third quarter of 2011 compared to the same quarter in 2010, due primarily to a decrease in purchases from the Nikiski plant in the third quarter of 2011 due to maintenance, which was somewhat offset by an increase in the average effective price. In the third quarter of 2011, Chugach purchased 96,603 megawatt hours (MWh) of energy at an average effective price of 5.71 cents per kWh. In the third quarter of 2010, Chugach purchased 148,868 MWh of energy at an average effective price of 4.01 cents per kWh.

Transmission expense increased $98.7 thousand, or 6.6%, due to more substation maintenance in the third quarter of 2011 compared to the same quarter in 2010.

Distribution, consumer accounts and administrative, general and other expense did not materially change in the third quarter of 2011 compared to the same quarter in 2010.

Depreciation and amortization expense did not materially change in the third quarter of 2011 compared to the same quarter in 2010.

Interest on long-term and other debt decreased $1.2 million, or 22.5%, in the third quarter of 2011 compared to the same quarter in 2010. The decrease was due to the interest rate difference between the 2001 Series A Bonds that matured on March 15, 2011, and the 2011 Series A Bonds. A settlement associated with a Securities and Exchange Commission (SEC) action against J.P. Morgan Securities and a lower debt balance as a result of principal payments on our CoBank debt also contributed to this variance, which was somewhat offset by an increase in commercial paper outstanding in the third quarter of 2011 compared to the same quarter in 2010.

Interest charged to construction increased $226.1 thousand, or 78.2%, in the third quarter of 2011 compared to the same quarter in 2010 due primarily to an increase in the average Construction Work in Progress (CWIP) balance that is debt financed. This was due primarily to expenditures associated with the SPP.

Non-operating margins increased $50.7 thousand, or 45.8%, in the third quarter of 2011 compared to the same quarter in 2010. The increase was due to the contingent gain associated with a prior transportation agreement and an increase in Allowance for Funds Used During Construction (AFUDC) caused by a higher average CWIP balance that is equity financed.

Current Year to Date versus Prior Year to Date

Assignable margins increased $1.0 million, or 73.5%, during the first nine months of 2011 compared to the same period in 2010.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $22.4 million, or 12.1%, in the first nine months of 2011 compared to the same period in 2010. This increase was due primarily to higher fuel expense recovered through the fuel and purchased power surcharge process.

Overall, retail revenue increased in the first nine months of 2011 compared to the same period in 2010. Base revenue decreased due to a decrease in net rates charged to retail customers in the first nine months of 2011 compared to the same period in 2010, which was somewhat offset by higher retail kWh sales. Fuel expense recovered through the fuel and purchased power surcharge process increased due primarily to higher fuel prices in the first nine months of 2011 compared to the same period in 2010.

Wholesale revenue increased in the first nine months of 2011 compared to the same period in 2010. Base revenue increased due to higher wholesale kWh sales in the first nine months of 2011, which was somewhat offset by a net decrease in rates charged to wholesale customers in the first nine months of 2011 compared to the same period in 2010. Fuel expense recovered through the fuel and purchased power surcharge process increased due primarily to higher fuel prices in the first nine months of 2011 compared to the same period in 2010. Economy energy revenue decreased during the first nine months of 2011 compared to the same period in 2010 due to decreased sales to GVEA.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $20.0 million to Chugach’s fixed costs for the nine months ended September 30, 2011, and $19.9 million for the nine months ended September 30, 2010, respectively.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the nine months ended September 30, 2011 and 2010:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2011	2010	% Variance	2011	2010	% Variance	2011	2010	% Variance
Retail
Residential	$32.6	$32.7	(0.3%)	$22.8	$18.1	26.0%	$55.4	$50.8	9.1%
Small Commercial	$5.5	$5.4	1.9%	$5.0	$3.9	28.2%	$10.5	$9.3	12.9%
Large Commercial	$20.4	$21.0	(2.9%)	$22.2	$17.3	28.3%	$42.6	$38.3	11.2%
Lighting	$1.0	$1.0	0.0%	$0.2	$0.1	100.0%	$1.2	$1.1	9.1%
Total Retail	$59.5	$60.1	(1.0%)	$50.2	$39.4	27.4%	$109.7	$99.5	10.3%

Wholesale
HEA	$9.1	$8.9	2.2%	$19.5	$14.7	32.7%	$28.6	$23.6	21.2%
MEA	$15.6	$15.4	1.3%	$30.4	$23.3	30.5%	$46.0	$38.7	18.9%
SES	$1.0	$1.0	0.0%	$2.7	$2.0	35.0%	$3.7	$3.0	23.3%
Total Wholesale	$25.7	$25.3	1.6%	$52.6	$40.0	31.5%	$78.3	$65.3	19.9%

Economy Sales	$1.3	$3.2	(59.4%)	$15.5	$14.4	7.6%	$16.8	$17.6	(4.5%)
Miscellaneous	$1.5	$2.0	(25.0%)	$0.5	$0.0	100.0%	$2.0	$2.0	0.0%

Total Revenue	$88.0	$90.6	(2.9%)	$118.8	$93.8	26.7%	$206.8	$184.4	12.1%

The following table summarizes kWh sales for the nine months ended September 30:

Customer	2011 kWh	2010 kWh
Retail	846,958,217	845,639,029
Wholesale	943,363,908	907,479,099
Economy Energy	194,743,000	219,142,000

Total	1,985,065,125	1,972,260,128

Base rates charged to retail and wholesale customers in the first nine months of 2011 include base rate changes effective November 15, 2010, as a result of the SRF utilizing the twelve months ended June 30, 2010, and base rate changes effective May 16, 2011, as a result of the SRF utilizing the twelve months ended December 31, 2010. Effectively, base rates charged to retail customers decreased 3.2% and decreased 3.7%, 3.5% and 3.1% to wholesale customers HEA, MEA and Seward, respectively in the first nine months of 2011 compared to the same period in 2010.

Total operating expenses increased $23.8 million, or 14.1%, in the first nine months of 2011 over the same period in 2010.

Fuel expense increased $22.8 million, or 29.0%, in the first nine months of 2011 compared to the same period in 2010. The increase was due primarily to an increase in fuel price. In the first nine months of 2011, Chugach used 21,643,405 MCF of fuel at an average effective price of $5.31 per MCF, which includes 2,584,630 MCF of fuel that is recorded as purchased power expense. In the first nine months of 2010, Chugach used 21,041,385 MCF of fuel at an average effective price of $4.20 per MCF, which includes 2,343,898 MCF of fuel that is recorded as purchased power.

Production expense decreased $1.1 million, or 7.9%, in the first nine months of 2011 compared to the same period in 2010. The decrease was due primarily to Bernice Lake Unit 3 annual maintenance in 2010.

Overall, purchased power expense did not materially change in the first nine months of 2011 compared to the same period in 2010. Purchased power expense, which includes the cost of 2,584,630 MCF of fuel associated with purchases from the Nikiski Cogeneration plant, was lower due primarily to a decrease in purchases from the Nikiski plant caused by maintenance, which was completely offset by an increase in the average effective price. In the first nine months of 2011, Chugach purchased 322,513 MWh of energy at an average effective price of 5.43 cents per kWh. In the first nine months of 2010, Chugach purchased 374,351 MWh of energy at an average effective price of 4.65 cents per kWh.

Transmission expense increased $971.9 thousand, or 23.2%, in the first nine months of 2011 compared to the same period in 2010. The increase was due to the timing of transmission line clearing cycles and more substation maintenance in the first nine months of 2011 compared to the same period in 2010.

Distribution expense did not materially change in the first nine months of 2011 compared to the same period in 2010.

Consumer accounts expense did not materially change in the first nine months of 2011 compared to the same period in 2010.

Administrative, general and other expenses increased $1.0 million, or 6.5%, in the first nine months of 2011 compared to the same period in 2010. The increase was due primarily to unusable materials associated with a project design change and cancelled projects.

Depreciation and amortization expense did not materially change in the first nine months of 2011 compared to the same period in 2010.

Interest on long-term debt and other decreased $1.6 million, or 10.5%, in the first nine months of 2011 compared to the same period in 2010. The decrease was due to the interest rate difference between the 2001 Series A Bonds that matured on March 15, 2011, and the 2011 Series A Bonds. A settlement associated with an SEC action against J.P. Morgan Securities and a lower debt balance as a result of principal payments on our CoBank debt also contributed to this variance, which was somewhat offset by an increase in commercial paper outstanding in the first nine months of 2011 compared to the same period in 2010.

Interest charged to construction increased $703.0 thousand, or 98.8%, in the first nine months of 2011 compared to the same period in 2010 due primarily to an increase in the average CWIP balance that is debt financed. This was due primarily to expenditures associated with the SPP.

Non-operating margins increased $111.1 thousand, or 36.5%, in the first nine months of 2011 compared to the same period in 2010. The increase was due to the contingent gain associated with a prior transportation agreement and an increase in AFUDC caused by a higher average CWIP balance that is equity financed.

Financial Condition

Assets

Total assets increased $198.4 million, or 31.5%, from December 31, 2010 to September 30, 2011. Net utility plant increased $66.6 million, or 13.1%, due to extension and replacement of plant in excess of depreciation expense, primarily associated with SPP related expenditures. Restricted cash equivalents increased $122.0 million, or 100%, caused primarily by the funds being held to retire the 2002 Series A Bonds due February 1, 2012. Fuel cost recovery increased $3.4 million, or 145.1%, due to the under-collection of the prior quarter’s fuel and purchased power costs recovered through the fuel and purchased power surcharge process and accounts receivable increased $6.4 million, or 18.3%, due primarily to the timing of a wholesale customer’s payment. Prepayments increased $1.2 million, or 61.0%, caused primarily by the annual renewal of Chugach’s property insurance and deferred charges increased $3.5 million, or 16.6%, due to expenditures associated with financing activity which exceeded the amortization of other deferred charges.

These increases were offset by decreases in cash and cash equivalents, investments in associated organizations and materials and supplies. Cash and cash equivalents decreased $1.4 million, or 11.3%. Investments in associated organizations decreased $1.2 million, or 9.5%, caused by a CoBank equity retirement in March of 2011 and materials and supplies decreased $2.1 million, or 6.0%, caused by the use of materials for planned generation projects.

Liabilities and Equity

Total liabilities, equities and margins increased $198.4 million, or 31.5%, from December 31, 2010 to September 30, 2011. The net of total long-term obligations and current installments of long-term obligations increased $122.4 million due to the 2002 Series A Bonds due February 1, 2012. Commercial paper increased $62.5 million, or 63.5%, due primarily to expenditures associated with SPP. Accounts payable increased $12.8 million, or 68.0%, due to the timing of cash payments, primarily associated with SPP and salaries, wages and benefits increased $968.1 thousand, or 14.4%, due primarily to an increase in benefits and the timing of the payment of accrued labor. Fuel payable increased $1.3 million, or 6.2%, due primarily to an increase in fuel prices and other liabilities increased $924.1 thousand, or 49.4%, caused by an increase in the municipal underground ordinance payable. Patronage capital payable increased $6.5 million, or 100%, due to the reclassification of a wholesale customer’s patronage from equities and margins.

These increases were offset by a $3.8 million, or 2.3%, decrease in total equities and margins due to the net impact of the reclassification of a wholesale customer’s patronage discussed above and the margins generated in the first nine months of 2011. Consumer deposits decreased $1.1 million, or 21.2%, due primarily to a decrease in prepaid customer accounts and accrued interest decreased $4.2 million, or 69.6%, due to the semi-annual interest payment on the 2002 Series A Bonds, which was somewhat offset by the additional interest associated with the 2011 bonds acquired in January.

LIQUIDITY AND CAPITAL RESOURCES

Summary

We ended the first nine months of 2011 with $10.7 million of cash and cash equivalents, down from $12.1 million at December 31, 2010. We did not utilize the $50 million line of credit that we maintain with NRUCFC in the first nine months of 2011, therefore, this line of credit had no outstanding balance and our available borrowing capacity under this line was $50 million at September 30, 2011. We issued commercial paper in the first nine months of 2011 and had $161.0 million of commercial paper outstanding at September 30, 2011, thus our available borrowing capacity under our Commercial Paper Program at September 30, 2011, was $139.0 million. Total available borrowing capacity at September 30, 2011, was $189.0 million.

Cash equivalents consist of all highly liquid debt instruments with a maturity of three months or less when purchased and an Overnight Repurchase Agreement with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2011 and 2010.

	2011	2010
Total cash provided by (used in):

Operating activities	16,126,433	32,773,247
Investing activities	(200,789,077)	(43,456,969)
Financing activities	183,293,797	17,813,483

Increase (decrease) in cash and cash equivalents	(1,368,847)	7,129,761

Operating Activities

Cash provided by operating activities was $16.1 million for the period ended September 30, 2011, compared with $32.8 million for the period ended September 30, 2010.

Assignable margins increased to $2.4 million in the first nine months of 2011, compared with $1.4 million in the first nine months of 2010. The increase in assignable margins was offset by changes in operating assets and liabilities. The changes in operating assets and liabilities were due primarily to changes in accounts receivable, fuel cost under and over-recovery, materials and supplies, other assets, deferred charges, accounts payable, consumer deposits, fuel and other liabilities. The accounts receivable change was due primarily to a smaller change in the energy and fuel component of consumer’s invoices during the first nine months of 2011 compared to the first nine months of 2010 due in part to an increase in the fuel component of consumer’s invoices. The change in fuel cost under and over-recovery was due to the under-collection of fuel and purchased power costs recovered through the fuel and purchased power surcharge process, while the change in materials and supplies was due primarily to the change in inventory needed and used during the construction season. The change in other assets was due primarily to the amount of workers compensation deposit, while the change in deferred charges was due primarily to deferred interest and costs associated with the 2011 financing. The change in accounts payable was due primarily to the timing of cash payments for goods and services while the change in consumer deposits was due to the change in prepaid customer accounts. The change in fuel was due primarily to the timing of payments and the difference in price and quantity of fuel used in the first nine months of 2011 compared to the first nine months of 2010. The change in other liabilities was due primarily to the change in the municipal underground ordinance payable.

Investing Activities

Cash used in investing activities was $200.8 million for the period ended September 30, 2011, compared with $43.5 million used in the period ended September 30, 2010. The change in cash used in investing activities was due primarily to the investment of restricted funds associated with the 2011 financing to repay the 2002 Series A Bonds due February 1, 2012, and the level of construction activity, primarily related to the SPP. Capital construction through September 30, 2011, was $81.9 million and is estimated at $166.3 million for the full year. Capital improvement expenditures are expected to decrease, excluding expenditures associated with SPP, during the fourth quarter as the construction season ends.

Financing Activities

Cash provided by financing activities was $183.3 million for the period ended September 30, 2011, compared to $17.8 million provided for the period ended September 30, 2010. The change in cash provided by financing activities was due primarily to the proceeds net of the costs associated with the 2011 financing which is restricted to repay the 2002 Series A Bonds due February 1, 2012, and the use of commercial paper to fund capital expenditures.

Sources of Liquidity

Chugach can satisfy its operational and capital cash requirements through internally generated funds, a $50 million line of credit from NRUCFC and a $300 million Commercial Paper Program. At September 30, 2011, there was no outstanding balance on our NRUCFC line of credit and $161.0 million of outstanding commercial paper. Thus, at September 30, 2011, our available borrowing capacity under our line of credit was $50 million and our available commercial paper capacity was $139 million.

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

Our commercial paper can be repriced between one day and two hundred seventy days. The average commercial paper balance for the quarter ended September 30, 2011, was $139.9 million with a corresponding weighted average interest rate of 0.28%. The maximum amount outstanding for the quarter ended September 30, 2011, was $161.0 million. The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate
January 2011	$ 100.3	0.30%
February 2011	$ 111.3	0.30%
March 2011	$ 117.4	0.30%
April 2011	$ 113.0	0.30%
May 2011	$ 116.0	0.27%
June 2011	$ 116.7	0.29%
July 2011	$ 125.9	0.28%
August 2011	$ 141.7	0.28%
September 2011	$ 152.6	0.27%

Chugach has a term loan facility with CoBank. Since January 22, 2003, loans made under that facility were evidenced by promissory notes governed by the Master Loan Agreement. On January 19, 2011, Chugach and CoBank amended and restated the existing Master Loan Agreement. The existing obligations under the existing loan are evidenced by the 2011 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated January 19, 2011 and secured by the Second Amended and Restated Indenture.

At September 30, 2011, Chugach had the following note outstanding with this facility:

	Principal Balance	Interest Rate at September 30, 2011	Maturity Dates	Principal Payment Dates
2011 CoBank Note	$34,736,007	2.58%	2012 - 2022	2003 – 2022

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

On October 28, 2011, Chugach received commitments from investors to sell $75,000,000 of First Mortgage Bonds, 2012 Series A, due March 15, 2032 (Tranche A), $125,000,000 of First Mortgage Bonds, 2012 Series A, due March 15, 2042 (Tranche B) and $50,000,000 of First Mortgage Bonds, 2012 Series A, due March 15, 2042 (Tranche C), for the purpose of repaying outstanding commercial paper used to finance SPP construction and for general corporate purposes. The 2012 Series A Bonds (Tranche A) will mature on March 15, 2032, and will bear interest at 4.01% per annum. The 2012 Series A Bonds (Tranche B) will mature on March 15, 2042, and will bear interest at 4.41% per annum. The 2012 Series A Bonds (Tranche C) will mature on March 15, 2042, and will bear interest at 4.78% per annum. Interest will be paid each March 15 and September 15, commencing on September 15, 2012. The 2012 Series A Bonds (Tranche A) will pay principal in equal installments on an annual basis beginning March 15, 2013, resulting in an average life of approximately 10.7 years. The 2012 Series A Bonds (Tranche B) will pay principal between March 15, 2013 and March 15, 2020 and between March 15, 2032 and March 15, 2042, resulting in an average life of approximately 15.7 years. The 2012 Series A Bonds (Tranche C) will pay principal in equal installments on an annual basis beginning March 15, 2023, resulting in an average life of approximately 20.7 years. When issued, the bonds will be secured, ranking equally with all other long-term obligations, by a first lien on substantially all of Chugach assets, pursuant to the Second Amended and Restated Indenture of Trust, which became effective on January 20, 2011. The bonds will be callable and are expected to be issued on January 11, 2012, subject to normal closing conditions.

Chugach management continues to expect that cash flows from operations and external funding sources, including additional commercial paper borrowings, will be sufficient to cover operational, financing and capital funding requirements in 2011 and thereafter.

CRITICAL ACCOUNTING POLICIES

Chugach’s accounting and reporting policies comply with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that effect results of operations and reported amounts of assets and liabilities in the financial statements. Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach’s financial condition and results of its operations, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with Chugach’s Audit Committee. The following policies are considered to be critical accounting policies for the quarter ended September 30, 2011.

Electric Utility Regulation

Chugach is subject to regulation by the RCA. The RCA sets the rates Chugach is permitted to charge customers based on allowable costs. As a result, Chugach applies FASB ASC 980, “Topic 980 – Regulated Operations.” Through the ratemaking process, the regulators may require the inclusion of costs or revenues in periods different than when they would be recognized by a non-regulated company. This treatment may result in the deferral of expenses and the recording of related regulatory assets based on future recovery through rates or the deferral of gains or creation of liabilities and the recording of related regulatory liabilities. The application of FASB ASC 980 has a further effect on Chugach’s financial statements as a result of the estimates of allowable costs used in the ratemaking process. These estimates may differ from those actually incurred by the Company; therefore, the accounting estimates inherent in specific costs such as depreciation and pension and post-retirement benefits have less of a direct impact on Chugach’s results of operations than they would on a non-regulated company. Significant regulatory assets and liabilities have been recorded. Management reviews the ultimate recoverability or return of these regulatory assets and liabilities, respectively, based on applicable regulatory guidelines. However, adverse legislation and judicial or regulatory actions could materially impact the amounts of such regulatory assets and liabilities and could adversely impact Chugach’s financial statements.

Unbilled revenue

Chugach calculates unbilled retail revenue at the end of each month to ensure the recognition of a calendar month’s revenue. Chugach estimates calendar-month unbilled sales based on billing cycle sales and read dates, weather and hours of darkness to produce an estimate of calendar sales. This estimate of calendar sales is calibrated to deliveries measured at Chugach distribution substations, net of losses. The calendar sales estimate is multiplied by respective billing class determinants to produce an estimate of calendar month revenue. Chugach accrued $6,982,211 and $6,371,177 of unbilled retail revenue at September 30, 2011 and 2010, respectively.

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

OUTLOOK

Constructing a new, highly efficient power generation facility, managing natural gas contracts, securing low-cost financing and replacement revenue sources for wholesale customer loads that will be leaving in 2014, all while controlling operating expenses to minimize adverse customer rate impacts, are some of the challenges Chugach has faced and will continue to face in the near and intermediate term. These issues, along with emerging energy issues and plans at the state level, will shape how Chugach proceeds into the future.

Chugach has partnered with ML&P to construct and jointly own a new 183-megawatt (MW) natural gas fired power plant. Chugach will own and take 70 percent of the new plant’s output and ML&P will own and take the remaining 30 percent. The plant is scheduled to be placed into service in 2012. Final design is ongoing and construction began in the spring of 2011. All components of major equipment have been received. Chugach’s interim financing for the project will come from a commercial paper borrowing program that was initially established via a $300 million unsecured credit agreement in 2008 and refinanced in 2010.

Chugach currently has fuel contracts in place to fill 100 percent of Chugach’s unmet needs through December 2014, approximately 75 percent in 2015 and approximately 40 percent in 2016.

The State of Alaska Department of Natural Resources (DNR) completed a preliminary engineering and geological evaluation of the remaining Cook Inlet gas reserves in December of 2009. The study identified 863 billion cubic feet (BCF) of proven, developed, producing reserves, additional probable reserves of 279 BCF and an additional increment of 353 BCF in high-confidence pay intervals. Combined, these 1.5 trillion cubic feet of gas reserves are similar to the 1.4 trillion cubic feet of gas reserves identified in a 2004 study undertaken by the Department of Energy in 2004. Given current demand and deliverability, DNR estimates at minimum a 10-year supply of gas exists in currently producing leases. DNR does note that economic considerations will play a major role in whether producers continue undertaking additional drilling and development activities to meet demand. An updated June 2011 DNR report titled “Cook Inlet Natural Gas Production Cost Study” further quantified the economic considerations and came to two key conclusions:

1)	Based on currently available information, the assumptions made in this study, and absent any exploration success, the Cook Inlet basin is capable given sufficient continued investments of supplying the regional natural gas needs until 2018-2020 at a price below that of currently contemplated alternatives. However, failure to make appropriate investments in lockstep with demand requirements will necessitate alternative sources of natural gas to be made available sooner. Therefore, transition to alternative sources of natural gas may begin to occur before the 2018-2020 time-frame as part of a comprehensive supply and risk management plan.

2)	Natural gas storage will play an increasingly important role in optimizing and managing deliverability and economics of the natural gas supply for south-central Alaska. Just-in-time production reduces the amount of time between investment and return, and improves the economics of supplying natural gas. If gas purchases can be made in summer in advance of peak winter needs, storage allows these dynamics to be managed effectively by allowing production in summer to exceed the demand and storing the excess production until it is needed in winter.

Chugach has been working closely with the State of Alaska and producers to develop a comprehensive Cook Inlet management plan that will meet this goal. Chugach continues to explore its options for future fuel supply needs by working with developers on commercial terms for future gas supply and the state of Alaska on energy policies to promote gas development in Cook Inlet and other in-state gas options such as a Spur Line off a larger line from the North Slope or a bullet line to Southcentral Alaska.

The 2010 Alaska Legislature passed legislation that provides incentives to natural gas producers to enhance Cook Inlet oil and gas production. There are currently two independent producers who are in the process of mobilizing to-or using-jack-up drill rigs in Cook Inlet to take advantage of those incentives. Other producers have recently drilled conventional wells. Although it is too early to tell if the incentives will pay off, independent producers do seem to be taking steps to enter the market. 2011 Cook Inlet petroleum lease sales are up three-fold from last year and Buccaneer Energy recently announced success of the Kenai Loop No. 1 well in the city of Kenai, Alaska. Chugach, other utilities and industrials have formed a study group to evaluate liquefied natural gas (LNG) import options. LNG imports could be necessary by 2015. In addition to following exploration and production activity in the Cook Inlet area, Chugach is also closely monitoring potential pipeline options from the North Slope and is reviewing LNG options if Cook Inlet production does not keep pace with current field decline levels.

ConocoPhillips Alaska purchased Marathon Oil’s 30% share of the Kenai LNG plant effective September 26, 2011. ConocoPhillips and Marathon Oil had previously announced they would be ceasing exports from the LNG facility at Nikiski and putting it in “preservation mode,” leaving future options open. Operations have been extended into November, when the plant is expected to go into preservation mode. Utility plans for additional gas storage are on schedule for completion in April of 2012. The RCA approved inception rates and a tariff for the Cook Inlet Natural Gas Storage Alaska (CINGSA) facility on January 31, 2011. CINGSA is a project to develop a gas storage facility using a partially depleted underground reservoir. The facility will have an initial storage capacity of 11 BCF so that local utilities, including Chugach, will have gas available to meet deliverability requirements during peak periods. Chugach’s share of the initial capacity is 2.4 BCF in 2012, reducing to 2.3 BCF in 2013. Injections into the facility are expected to begin in mid 2012 and withdrawals of gas are expected to begin in the winter of 2012-2013. Chugach is entitled to withdraw gas at a rate of up to 35 million cubic feet (MMCF) per day.

Notification was made by MEA in 2004 and by HEA in 2007 that neither organization intends to be on the Chugach system under the current contractual arrangements post 2014. This would result in a loss of approximately 50 percent of Chugach’s power sales load and approximately 40 percent of the utility’s annual sales revenue. On April 13, 2010, HEA issued a press release stating that HEA’s solely-owned power generation and transmission entity, AEEC, approved a design engineer to complete design for the Nikiski generation conversion project. AEEC currently owns a 40 MW natural gas-fired generation plant that is dispatched as part of Chugach’s overall system. The conversion project entails adding a steam turbine and increasing the output of the plant to 77 MW. HEA intends to purchase all of the output from this unit upon expiration of the Chugach contract in 2013. On July 12, 2011, Chugach, AEEC and HEA entered into an Asset Purchase and Sale Agreement whereby Chugach has agreed to sell and AEEC has agreed to purchase the Bernice Lake Power Plant and associated transmission substation facilities located in Nikiski. The Bernice Lake facility is located on land that is leased to Chugach by HEA. The current lease expires on November 30, 2011 but has been extended by HEA to be consistent with the closing date contained in the Asset Purchase and Sale Agreement. Associated with the Asset Purchase and Sale Agreement described above, Chugach also entered into an Agreement for Sale of Electric Capacity with AEEC and HEA (Capacity Agreement). The agreement is a purchased power agreement that allows Chugach to purchase the capacity and related energy from the Bernice Lake Power Plant from the closing date of the sale of the facility (Asset Purchase and Sale Agreement) to AEEC through December 31, 2013. This agreement allows Chugach to sell the Bernice Lake Power Plant and simultaneously ensure system retail and wholesale deliverability requirements are met through December 31, 2013. Chugach submitted the Capacity Agreement to the RCA on July 21, 2011. The RCA opened a docket on August 2, 2011, and indicated that a final order would be issued no later than January 17, 2012. A hearing on this matter is scheduled for November 28 and 29, 2011.

Negotiations with MEA have been ongoing and are anticipated to continue into 2012. Chugach has been preparing for the loss of two of its wholesale customers for some time and has taken steps to reduce costs in order to mitigate the rate impact to our remaining customers. Financial management plan scenarios indicate Chugach can sustain operations and meet financial covenants in the event these two customers leave the system. Chugach is also pursuing replacement sources of revenue through potential new firm power sales agreements and transmission wheeling and ancillary services tariff revisions. We believe that cost reduction and containment, successful implementation of new power sales agreements and revised tariffs will mitigate anticipated rate increases in the 2014 and 2015 timeframe. However, we cannot assure that we will be able to replace sources of revenue or that any replacement of revenue sources, revised tariffs or our cost reduction and containment measures will fully counteract any anticipated rate increases in this timeframe.

On June 23, 2011, Chugach submitted a request to the RCA for approval of a new power purchase agreement between Chugach and FIW, a special purpose entity wholly-owned by Cook Inlet Region, Inc. The Fire Island Wind project is comprised of eleven 1.6-megawatt wind turbine generators with a total nameplate capacity of 17.6 megawatts. The generators will be located on the southern part of Fire Island in Anchorage, Alaska. The project is scheduled to be commercially operational by October 1, 2012. On October 10, 2011, the RCA issued an order approving Chugach’s request for assurance of cost recovery associated with the PPA and also granted approval for Chugach to recover costs associated with the PPA through its fuel and purchased power surcharge process. Negotiations between Chugach and FIW continue to finalize construction of the transmission interconnection and allow FIW to acquire financing.

A State of Alaska Energy Policy approved by the legislature in 2010 included legislative intent that the state achieve a 15 percent increase in energy efficiency on a per capita basis between 2010 and 2020, receive 50 percent of its electric generation from renewable and alternative energy sources by 2025, work to ensure a reliable in-state gas supply for residents of the state, the state power project fund serve as the main source of state assistance for energy projects, remain a leader in petroleum and natural gas production and become a leader in renewable and alternative energy development.

Chugach is coordinating with other parties, including the State of Alaska, private developers and other utilities in the planning and potential development of renewable energy resources. Many energy projects received funding in this year’s State of Alaska capital budget, including nine Railbelt projects supported by the Alaska Railbelt Cooperative Transmission and Electric Company (ARCTEC). The $36 million in grants will flow through the Alaska Energy Authority (AEA). The budget also contained $65.7 million for the AEA to conduct planning, design and permitting for a major hydro project on the Susitna River. The project could provide up to half the electric energy needed in the Railbelt. In November of 2010, the AEA released a decision document concluding that a project on the Susitna River should be considered the primary hydroelectric project for the region. Chugach will work with AEA and other parties on this effort. Other potential renewable resources that Chugach is discussing with prospective developers include geothermal, tidal, wind power, hydro and waste-to-energy projects.

Five Railbelt electric utilities have joined together to create a new organization that will help plan, construct and operate key components of the regional electric grid. The organization, ARCTEC, is a generation and transmission cooperative organized under existing state law. Chugach, GVEA, HEA, MEA and Seward organized the G&T to provide a framework for collective action on projects of mutual benefit. Each of the organizations has two seats on the 10-member board of directors. Another advantage of ARCTEC is its ability to prioritize capital project requests and speak with a unified regional voice at the state Capitol. ARCTEC was incorporated on December 23, 2010.

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

New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs. On October 30, 2009, the EPA published new federal regulations requiring the mandatory reporting of greenhouse gases from all sectors of the economy. Chugach is subject to this new regulation, which is not expected to have a material effect on our results of operations, financial position, and cash flows. While we cannot predict whether any additional new regulation would occur or its limitation, it is possible that new laws or regulations could increase our capital and operating costs. We have obtained or applied for all Clean Air Act permits currently required for the operation of our generating facilities.

The SPP is required by its Air Quality Permit to collect ambient air background data. Data collection began on September 1, 2011 and will continue for a 12 to 18 month period.

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

Interest Rate Risk

At September 30, 2011, our short and long-term debt was comprised of our 2002 and 2011 Series A Bonds, our 2011 note owed to CoBank and outstanding commercial paper.

The interest rate of our 2002 Series A Bonds are fixed at 6.20 percent per annum. The interest rates of our 2011 Series A Bonds are fixed at 4.20 and 4.75 percent per annum, for Tranche A and Tranche B, respectively. At September 30, 2011, we had $395 million of 2002 and 2011 Series A Bonds outstanding. The fair value of the 2002 and 2011 Series A Bonds at September 30, 2011, was $411.1 million.

Chugach is exposed to market risk from changes in interest rates associated with our other credit facilities. Our credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the LIBOR or the base rate or prime rate of our lenders. A 100 basis-point rise in interest rates would increase our interest expense by approximately $2.0 million, and a 100 basis point decline in interest rates would decrease our interest expenses by approximately $798.2 thousand, based on $195.7 million of variable rate debt outstanding at September 30, 2011.

Commodity Price Risk

Chugach’s gas contracts provide for adjustments to gas prices based on fluctuations of certain commodity prices and indices. Because fuel and purchased power costs are passed directly to our wholesale and retail customers through a fuel and purchased power surcharge mechanism, fluctuations in the price paid for gas pursuant to long-term gas supply contracts does not normally impact margins.

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

In addition, there have been no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required by this Item is contained in Note 9 to the “Notes to Financial Statements” within Part I of this Form 10-Q.

ITEM 1A.	RISK FACTORS

Fuel Supply

In 2010, 89 percent of our power was generated from natural gas, which included power generated at Nikiski. Our primary supplies of natural gas are ConocoPhillips, Chevron/UNOCAL and MAP. The RCA approved a new long-term natural gas supply contract with MAP effective May 17, 2010. The new MAP contract provides gas beginning April 1, 2011, terminating March 31, 2013. MAP had two contract extension options that could be exercised during the first year of the initial contract. MAP extended the contract to December 31, 2013, by exercising the first contract extension on January 12, 2011, and extended the contract to December 31, 2014, by exercising the second contract extension on October 25, 2011. The total amount of gas under contract is now estimated at 37 billion cubic feet (BCF). These contracts now fill 100 percent of Chugach’s unmet needs through December 2014, approximately 75 percent in 2015 and approximately 40 percent in 2016.

Chevron, the biggest oil and gas operator in Cook Inlet, announced in July 2011 that its subsidiary, Union Oil Co., is selling its assets to an independent company, Hilcorp Alaska, LLC. Hilcorp is one of the biggest privately held oil and natural gas exploration and production companies in the United States. The sale covers contracts and interests in several oil fields, offshore platforms, onshore gas fields, two gas storage facilities and two pipeline companies. Chevron plans to maintain its interests in Alaska’s North Slope fields and the trans-Alaska oil pipeline. The deal is expected to close by the end of the year, subject to certain regulatory steps. At this time, Chugach does not anticipate any changes to its existing commercial arrangements.

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Bradley W. Evans
Bradley W. Evans
Chief Executive Officer

By:	/s/ Michael R. Cunningham
Michael R. Cunningham
Chief Financial Officer

Date:	November 10, 2011

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (“Extensible Business Reporting Language”) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.