Form 10-Q
period 2012-03-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2012-05-11
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  NONE

CHUGACH ELECTRIC ASSOCIATION, INC.

Caution Regarding Forward-Looking Statements

Statements in this report that do not relate to historical facts, including statements relating to future plans, events or performance, are forward-looking statements that involve risks and uncertainties. Actual results, events or performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report and the accuracy of which is subject to inherent uncertainty. It is suggested these statements are read in conjunction with our audited financial statements for the year ended December 31, 2011, filed as part of our annual report on Form 10-K. Chugach Electric Association, Inc. (Chugach) undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances that may occur after the date of this report or the effect of those events or circumstances on any of the forward-looking statements contained in this report, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the financial statements of Chugach as of and for the quarter ended March 31, 2012, follow.

Chugach Electric Association, Inc.

Balance Sheets

(Unaudited)

Assets	March 31, 2012	December 31, 2011

Utility plant:
Electric plant in service	$867,457,435	$862,362,243
Construction work in progress	229,848,287	206,005,783

Total utility plant	1,097,305,722	1,068,368,026
Less accumulated depreciation	(477,817,402)	(470,282,210)

Net utility plant	619,488,320	598,085,816

Other property and investments, at cost:
Nonutility property	84,735	84,735
Investments in associated organizations	10,471,007	11,134,496
Special funds	476,190	420,783

Total other property and investments	11,031,932	11,640,014

Current assets:
Cash and cash equivalents	69,711,226	17,118,118
Special deposits	303,265	149,701
Restricted cash equivalents	1,953,085	122,006,738
Fuel cost under-recovery	298,508	1,213,484
Accounts receivable, net	45,107,956	42,373,995
Materials and supplies	35,610,074	32,994,454
Prepayments	4,298,640	1,911,789
Other current assets	136,587	229,858

Total current assets	157,419,341	217,998,137

Deferred charges, net	27,002,313	25,205,690

Total assets	$814,941,906	$852,929,657

Chugach Electric Association, Inc.

Balance Sheets (continued)

(Unaudited)

Liabilities, Equities and Margins	March 31, 2012	December 31, 2011

Equities and margins:
Memberships	$1,526,564	$1,517,488
Patronage capital	151,768,904	148,355,246
Other	11,357,013	11,358,692

Total equities and margins	164,652,481	161,231,426

Long-term obligations, excluding current installments:
Bonds payable	491,916,666	264,333,333
National Bank for Cooperatives note payable	30,764,739	31,756,775

Total long-term obligations	522,681,405	296,090,108

Current liabilities:
Current installments of long-term obligations	24,901,716	133,360,210
Commercial paper	13,000,000	175,000,000
Accounts payable	26,595,363	22,800,190
Consumer deposits	2,912,787	3,949,052
Fuel cost over-recovery	7,955,625	0
Accrued interest	3,003,216	6,843,473
Salaries, wages and benefits	8,080,895	7,597,691
Fuel	18,944,660	24,399,157
Other current liabilities	3,807,012	3,350,692

Total current liabilities	109,201,274	377,300,465

Deferred compensation	476,190	420,783
Deferred credits	1,822,062	1,703,277
Patronage capital payable	6,646,068	6,646,068
Deferred proceeds on sale of asset	9,462,426	9,537,530

Total liabilities, equities and margins	$814,941,906	$852,929,657

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Operations

(Unaudited)

	Three months ended March 31
	2012	2011

Operating revenues	$71,180,773	$69,494,223

Operating expenses:
Fuel	32,565,031	30,584,886
Production	4,285,834	4,195,100
Purchased power	6,471,636	6,844,784
Transmission	1,623,136	1,993,549
Distribution	3,719,993	2,753,859
Consumer accounts	1,389,631	1,395,520
Administrative, general and other	5,832,640	5,181,933
Depreciation and amortization	8,131,159	8,147,105

Total operating expenses	64,019,060	61,096,736

Interest expense:
Long-term debt and other	5,863,988	5,359,611
Charged to construction	(1,991,642)	(469,070)

Interest expense, net	3,872,346	4,890,541

Net operating margins	3,289,367	3,506,946

Nonoperating margins:
Interest income	72,903	74,966
Allowance for funds used during construction	60,205	21,368
Capital credits, patronage dividends and other	593	36,747

Total nonoperating margins	133,701	133,081

Assignable margins	$3,423,068	$3,640,027

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended March 31
	2012	2011
Cash flows from operating activities:
Assignable margins	$3,423,068	$3,640,027

Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation	8,131,159	8,147,105
Amortization and depreciation cleared to operating expenses	1,215,262	1,464,133
Allowance for funds used during construction	(60,205)	(21,368)
Write off of inventory, deferred charges and projects	150,763	0
Other	(207)	36,116

(Increase) decrease in assets:
Accounts receivable, net	(2,733,961)	1,593,544
Fuel cost under-recovery	914,976	154,128
Materials and supplies	(2,682,529)	(816,248)
Prepayments	(2,386,851)	(2,046,061)
Other assets	(6,641)	(178,922)
Deferred charges	(1,057,592)	(2,081,753)

Increase (decrease) in liabilities:
Accounts payable	983,052	1,662,377
Consumer deposits	(1,036,265)	(1,051,170)
Fuel cost over-recovery	7,955,625	0
Accrued interest	(3,840,257)	(2,283,808)
Salaries, wages and benefits	483,204	680,624
Fuel	(5,454,497)	(3,387,567)
Other liabilities	355,649	385,696
Deferred liabilities	(73,697)	4,860

Net cash provided by operating activities	4,280,056	5,901,713

Cash flows from investing activities:
Investment in associated organizations	663,697	1,153,470
Investment in restricted cash equivalents	0	(270,000,000)
Proceeds from restricted cash equivalents	120,000,000	150,000,000
Extension and replacement of plant	(27,042,451)	(23,539,389)

Net cash provided by (used in) investing activities	93,621,246	(142,385,919)

Cash flows from financing activities:
Payments for debt issue costs	(1,556,362)	(1,848,620)
Proceeds from short-term obligations	13,000,000	13,500,000
Proceeds from long-term obligations	250,000,000	275,000,000
Repayments of short-term obligations	(175,000,000)	0
Repayments of long-term obligations	(131,867,197)	(151,101,441)
Memberships and donations received	7,397	49,180
Retirement of patronage capital and estate payments	(9,410)	(72,976)
Net receipts (refunds) on consumer advances for construction	117,378	(8,510)

Net cash (used in) provided by financing activities	(45,308,194)	135,517,633

Net change in cash and cash equivalents	52,593,108	(966,573)
Cash and cash equivalents at beginning of period	$17,118,118	$12,070,713

Cash and cash equivalents at end of period	$69,711,226	$11,104,140

Supplemental disclosure of non-cash investing and financing activities:
Retirement of plant	$935,124	$187,244
Extension and replacement of plant included in accounts payable	$16,213,086	$14,041,165
Non-cash transmission assets	$2,613,937	$69,686
Supplemental disclosure of cash flow information - interest expense paid, excluding amounts capitalized	$10,525,800	$9,104,112

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2012 and 2011

1.	PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited interim financial statements include the accounts of Chugach Electric Association, Inc. (Chugach) and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States of America generally accepted accounting principles (U.S. GAAP) for complete financial statements. They should be read in conjunction with our audited financial statements for the year ended December 31, 2011, filed as part of our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

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

In preparing the financial statements, the management of Chugach is required to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the reporting period. Estimates include allowance for doubtful accounts, deferred charges, unbilled revenue and the estimated useful life of utility plant. Actual results could differ from those estimates.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2012 and 2011

b.	Regulation

The accounting records of Chugach conform to the Uniform System of Accounts as prescribed by the Federal Energy Regulatory Commission (FERC). Chugach meets the criteria, and accordingly, follows the accounting and reporting requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 980, “Topic 980 – Regulated Operations.” FASB ASC 980 provides for the recognition of assets and liabilities as allowed by regulators for costs or credits that are reflected in current rates or are considered probable of being included in future rates. Our regulated rates are established to recover all of our specific costs of providing electric service. In each rate filing, rates are set at levels to recover all of our specific allowable costs and those rates are then collected from our retail and wholesale customers. The regulatory assets or liabilities are then reduced as the cost or credit is reflected in earnings.

c.	Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the three month periods ended March 31, 2012 and 2011 was in compliance with that provision. In addition, Chugach collects sales tax and is assessed gross receipts and excise taxes which are presented on a net basis in accordance with FASB ASC 605-45-50, “Topic 605 – Revenue Recognition – Subtopic 45 – Principal Agent Considerations – Section 50 – Disclosure.”

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

d.	Accounts Receivable

Included in accounts receivable are invoiced amounts to ML&P for fuel and their share of current Southcentral Power Project (SPP) costs, which amounted to $5.8 and $4.8 million at March 31, 2012 and December 31, 2011.

4.	REGULATORY MATTERS

Petition to Establish Depreciation Rates for the SPP

On February 22, 2012, Chugach submitted a filing to the RCA requesting approval to establish depreciation rates for the Southcentral Power Project and related transmission plant. If approved, the depreciation rates will be effective on the commercial operation date of the SPP, which is currently expected by year-end 2012. Chugach expects a decision no later than August 20, 2012.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2012 and 2011

Seward Power Sales Agreement

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

Fire Island Wind Project

On October 10, 2011, the RCA issued an order approving Chugach’s request for assurance of cost recovery associated with a new power purchase agreement (PPA) between Chugach and Fire Island Wind, LLC (FIW), a special purpose entity wholly-owned by Cook Inlet Region, Inc. The PPA is a 25 year agreement whereby Chugach purchases the output of the facility over a 25 year term, commencing January 1, 2013. The Fire Island Wind project is comprised of eleven 1.6 megawatt wind turbine generators with a total nameplate capacity of 17.6 megawatts which are expected to generate approximately 50,000 MWh per year. The generators will be located on the southern part of Fire Island in Anchorage, Alaska. The project is expected to become commercially operational before October 1, 2012. An affiliate of FIW is responsible for the construction of the interconnection between the project and Chugach’s transmission system. Chugach is the recipient of a grant in the amount of $25.0 million appropriated from the State of Alaska. The grant will be used to offset construction of the transmission line. Construction expenditures applied against the grant were $2.6 million in the first three months of 2012 and $6.6 million in total. Chugach is not expected to incur any unreimbursed capital costs associated with this line, but will acquire the line once construction is completed.

Chugach submitted a project status report on March 30, 2012, and a specific rate recovery plan on April 2, 2012. The rate recovery plan addressed customer intergenerational impacts resulting from purchases made under the PPA’s fixed pricing structure. The plan levels the effective rate for purchases made under the PPA, establishes the deferral of any differences between purchases made under the PPA contract price and the scheduled FIW rate changes proposed by Chugach, establishes routine rate true-up procedures to account for differences between expected generation and actual purchases and ensures full recovery of costs appropriately allocated to the customer classes participating in the PPA.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2012 and 2011

Regulatory Asset

On January 11, 2012, Chugach issued $75.0 million of First Mortgage Bonds (2012 Series A, Tranche A) at an interest rate of 4.01 percent, $125.0 million of First Mortgage Bonds (2012 Series A, Tranche B) at an interest rate of 4.41 percent and $50.0 million of First Mortgage Bonds (2012 Series A, Tranche C) at an interest rate of 4.78 percent. The proceeds of the 2012 Series A Bonds were used for the purpose of repaying outstanding commercial paper used to finance the SPP construction and for general corporate purposes.

On March 12, 2012, Chugach submitted a petition to the RCA requesting authorization to create a regulatory asset for deferred recovery of interim interest expense associated with SPP financing and also requested approval to recover the financing transaction costs in future electric rates over the life of the 2012 Series A Bonds. Chugach’s request included the approval to defer the interest expense on the portion of the proceeds not immediately expended on the SPP and recover it in future electric rates over the life of the bonds, or between 20 and 30 years. Chugach estimates the remaining balance of proceeds will be completely expended on the project by November of 2012. The deferral of interest for the portion of the 2012 bonds not immediately expended totaled approximately $1.1 million. The RCA is expected to issue a final order no later than September 8, 2012.

December 31, 2011 Test Year Simplified Rate Filing

On March 30, 2012, Chugach submitted a Simplified Rate Filing (SRF) to the RCA and requested a system demand and energy rate decrease of 0.08 percent, or approximately $0.8 million on an annual basis. The filing was based on the December 31, 2011 test year for proposed rate adjustments effective in May 2012. On a customer class basis, Chugach requested demand and energy rate increases of 1.3 percent to Chugach retail customers and decreases of 2.9 percent to its wholesale classes. The RCA is expected to issue a letter order no later than May 14, 2012 approving the filing. If so, the updated rates will become effective May 15, 2012.

Economy Energy Sales and Transmission Wheeling Service

On April 23, 2012, Chugach submitted a filing to the RCA requesting approval to update its economy energy and transmission wheeling services tariffs to reflect current costs and operating conditions associated with transactions at the bulk power supply level. If approved, the rates and conditions of service associated with these transactions will align with Chugach’s current operating environment. Chugach requested the proposed changes take effect 45 days after the filing date. If approved, based on historical economy sales and wheeling transactions, annual revenue would increase approximately $2.8 million. Economy energy margin and wheeling revenue is treated as an offset against fuel and purchased power expense recovered through the quarterly fuel and purchased power process and thus does not impact margins.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2012 and 2011

5.	DEBT

Lines of Credit

Chugach maintains a $50 million line of credit with National Rural Utilities Cooperative Finance Corporation (NRUCFC). Chugach did not utilize this line of credit in the first three months of 2012, and therefore had no outstanding balance at March 31, 2012. In addition, Chugach did not utilize this line of credit during 2011 and had no outstanding balance at December 31, 2011. The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC and will not exceed the Prevailing Prime Rate, plus one percent per annum. At March 31, 2012, and December 31, 2011, the borrowing rate was 3.20%.

The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. The NRUCFC line of credit expires October 14, 2012.

This line of credit is immediately available for unconditional borrowing.

Commercial Paper

On November 17, 2010, Chugach entered into a $300 million Unsecured Credit Agreement intended to back the commercial paper program. The participating banks are NRUCFC, Bank of America, N.A., KeyBank National Association, JPMorgan Chase Bank, N.A., Bank of Montreal, CoBank, ACB, Goldman Sachs Bank USA, Bank of Taiwan, Los Angeles Branch and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch. The 2010 Credit Agreement was priced with an all-in drawn spread of one month London Interbank Offered Rate (LIBOR) plus 150 basis points, along with a 25 basis points facility fee (based on an A-/A3 unsecured debt rating). The 2010 Credit Agreement expires on November 17, 2013. Chugach is expected to continue to issue commercial paper in 2012, as needed, however, the requirement for short-term borrowing has decreased. Effective May 4, 2012, Chugach reduced the commitment amount to $100 million. Chugach had $13.0 million and $175.0 million of commercial paper outstanding at March 31, 2012, and December 31, 2011, respectively. Our commercial paper can be repriced between one day and two hundred seventy days.

The following table provides information regarding average commercial paper balances outstanding for the quarter ended March 31 (dollars in millions), as well as corresponding weighted average interest rates:

2012		2011
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$25.8	0.29%	$109.6	0.30%

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2012 and 2011

Chugach has a term loan facility with CoBank. Loans made under that facility are evidenced by promissory notes governed by the Amended and Restated Master Loan Agreement dated January 19, 2011 and secured by the Second Amended and Restated Indenture. At March 31, 2012, Chugach had $33.2 million outstanding with CoBank.

6.	RECENT ACCOUNTING PRONOUNCEMENTS

ASC Update 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”

In May 2011, the FASB issued ASC Update 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASC Update 2011-04 amends current U.S. GAAP to create more commonality with IFRS by changing some of the wording used to describe requirements for measuring fair value and for disclosing information about fair value measurements. This update is effective for the first interim or annual reporting period beginning after December 15, 2011. Chugach began application of ASC 2011-04 on January 1, 2012. Adoption did not have any incremental effect on results of operations, financial position, and cash flows.

ASC Update 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”

In December 2011, the FASB issued ASC Update 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASC Update 2011-12 defers the effective date of the requirements to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income for all periods presented. This update does not change the other requirements of ASC Update 2011-05. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Chugach began application of ASC 2011-12 in the period ended March 31, 2012. Chugach does not have any items included in other comprehensive income. Therefore, assignable margins and comprehensive income are the same amount and the adoption did not have any effect on results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2012 and 2011

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

The table below presents the balance of Chugach’s overnight repurchase agreement, money market and restricted cash equivalent assets measured at fair value on a recurring basis at March 31, 2012, and December 31, 2011.

	Total	Level 1	Level 2	Level 3
March 31, 2012
Repurchase agreement	$100	$0	$100	$0
Money market	$10,000,000	$10,000,000	$0	$0
Restricted cash equivalents	$1,953,085	$1,953,085	$0	$0

December 31, 2011
Repurchase agreement	$100	$0	$100	$0
Money market	$10,000,000	$10,000,000	$0	$0
Restricted cash equivalents	$122,006,738	$122,006,738	$0	$0

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

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2012 and 2011

Fair Value of Financial Instruments

The estimated fair values (in thousands) of the long-term obligations included in the financial statements at March 31, 2012, are as follows:

	Carrying Value	Fair Value
Long-term obligations (including current installments)	$547,583	$556,489

Level 1 measurement was used to determine the fair value of the 2011 and 2012 Series A Bonds. Level 2 measurements were used to determine all other long-term obligations.

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

March 31, 2012 and 2011

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

Chugach executed a gas turbine purchase agreement for the purchase of three gas turbines and a spare engine for maintenance purposes with GE Packaged Power, Inc. (GEPP). Chugach has also executed an owner’s engineer services contract, a services contract for the shipment of the combustion turbine generators and related accessories, a steam turbine generator (STG) purchase agreement, an engineering, procurement, and construction (EPC) contract, a once through steam generator (OTSG) equipment and transportation contract and amended the contract for transportation of combustion turbine generators to include transportation of the steam turbine generator. Chugach received an air quality permit from the Alaska Department of Environmental Conservation in 2010, allowing the project to begin construction in the spring of 2011 as planned. On March 15, 2011, Chugach received its initial building permit from the Municipality of Anchorage. Chugach made payments of $26.3 million in the first three months of 2012, with additional payments of $74.3 million expected in 2012 pursuant to its contracts associated with SPP.

Fuel Supply Contracts

Chugach has fuel supply contracts with producers at market terms. The gas supply contract between Chugach and ConocoPhillips Alaska, Inc. and ConocoPhillips, Inc. (collectively “COP”), provided gas beginning in 2010 and will terminate December 31, 2016. The total amount of gas under the contract is currently estimated to be 60 billion cubic feet (BCF). The gas supply contract with Marathon Alaska Production, LLC (MAP) provided gas beginning April 1, 2011, and will terminate December 31, 2014. Both contract extension options have been exercised. The total amount of gas under contract with MAP is currently estimated at 40 BCF. These contracts fill 100 percent of Chugach’s needs through December 2014, approximately 70 percent of Chugach’s needs through 2015 and approximately 40 percent in 2016.

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

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins decreased $0.2 million, or 6.0%, during the first quarter of 2012 compared to the same quarter in 2011, due primarily to higher distribution and administrative, general and other expense, which was somewhat offset by lower transmission and net interest expense.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $1.7 million, or 2.4%, in the first quarter of 2012 compared to the same quarter in 2011. This increase was due primarily to higher fuel expense recovered through the fuel and purchased power surcharge process and higher firm kilowatt hour (kWh) sales, which was somewhat offset by a decrease in purchased power expense recovered through the fuel and purchased power surcharge process and lower economy energy sales.

Overall, retail revenue increased in the first quarter of 2012 compared to the same quarter in 2011. Base revenue increased due to higher retail kWh sales caused by colder weather but was primarily offset by a decrease in rates charged to retail customers in the first quarter of 2012 compared to the same period in 2011. An increase in fuel expense caused by higher fuel prices was slightly offset by a decrease in purchased power expense caused by a lower average effective price, both of which are recovered through the fuel and purchased power surcharge process and primarily contributed to the overall increase in retail revenue in the first quarter of 2012 compared to the same quarter in 2011.

Wholesale revenue increased in the first quarter of 2012 compared to the same quarter in 2011. Base revenue increased due to higher kWh sales and an increase in rates charged to wholesale customers. An increase in fuel expense caused by higher fuel prices was slightly offset by a decrease in purchased power expense caused by a lower average effective price, both of which are recovered through the fuel and purchased power surcharge process and contributed to the overall increase in wholesale revenue in the first quarter of 2012 compared to the same quarter in 2011. Economy energy revenue decreased in the first quarter of 2012 compared to the same period in 2011 due primarily to the availability of fuel.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $7.6 million to Chugach’s fixed costs for the quarter ended March 31, 2012, and $7.5 million for the quarter ended March 31, 2011.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended March 31, 2012 and 2011:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2012	2011	% Variance	2012	2011	% Variance	2012	2011	% Variance
Retail
Residential	$12.8	$12.7	0.8%	$8.7	$7.6	14.5%	$21.5	$20.3	5.9%
Small Commercial	$2.1	$2.1	0.0%	$1.9	$1.6	18.8%	$4.0	$3.7	8.1%
Large Commercial	$7.0	$6.9	1.4%	$7.2	$6.4	12.5%	$14.2	$13.3	6.8%
Lighting	$0.3	$0.3	0.0%	$0.1	$0.1	0.0%	$0.4	$0.4	0.0%
Total Retail	$22.2	$22.0	0.9%	$17.9	$15.7	14.0%	$40.1	$37.7	6.4%

Wholesale
HEA	$3.2	$3.0	6.7%	$6.7	$5.8	15.5%	$9.9	$8.8	12.5%
MEA	$6.3	$6.2	1.6%	$11.5	$9.9	16.2%	$17.8	$16.1	10.6%
SES	$0.4	$0.4	0.0%	$0.9	$0.7	28.6%	$1.3	$1.1	18.2%
Total Wholesale	$9.9	$9.6	3.1%	$19.1	$16.4	16.5%	$29.0	$26.0	11.5%

Economy Sales	$0.1	$0.4	(75.0%)	$1.3	$4.7	(72.3%)	$1.4	$5.1	(72.5%)

Miscellaneous	$0.4	$0.5	(20.0%)	$0.3	$0.2	50.0%	$0.7	$0.7	0.0%

Total Revenue	$32.6	$32.5	0.3%	$38.6	$37.0	4.3%	$71.2	$69.5	2.4%

The following table summarizes kWh sales for the quarters ended March 31:

Customer	2012 kWh	2011 kWh

Retail	325,626,932	319,118,400
Wholesale	362,509,846	352,025,772
Economy Energy	17,252,000	61,993,000

Total	705,388,778	733,137,172

Base rates charged to retail and wholesale customers in the first quarter of 2012 include base rate changes effective November 14, 2011, as a result of the SRF utilizing the twelve months ended June 30, 2011. Effectively, base rates charged to retail customers decreased 0.7% and increased 6.8%, 1.6% and 0.3% to wholesale customers HEA, MEA and Seward, respectively in the first quarter of 2012 compared to the same period in 2011.

Total operating expenses increased $2.9 million, or 4.8%, in the first quarter of 2012 over the same quarter in 2011, due primarily to higher fuel, distribution and general, administrative and other expense, which was somewhat offset by lower transmission expense.

Fuel expense increased $2.0 million, or 6.5%, in the first quarter of 2012 compared to the same quarter in 2011. The increase was due primarily to an increase in fuel price, which was slightly offset by a decrease in MCF used. In the first quarter of 2012, Chugach used 7,308,109 MCF of fuel at an average effective price of $5.20 per MCF, which includes 1,065,167 MCF of fuel that is recorded as purchased power expense. In the first quarter of 2011, Chugach used 7,671,791 MCF of fuel at an average effective price of $4.59 per MCF, which includes 1,030,720 MCF of fuel that is recorded as purchased power.

Production expense did not materially change in the first quarter of 2012 compared to the same quarter in 2011.

Purchased power expense, which includes the cost of 1,065,167 MCF of fuel associated with purchases from the Nikiski Cogeneration plant, decreased $0.4 million, or 5.5%, in the first quarter of 2012 compared to the same quarter in 2011, due primarily to a decrease in the average effective price, which was slightly offset by an increase in purchases. In the first quarter of 2012, Chugach purchased 133,889 megawatt hours (MWh) of energy at an average effective price of 4.52 cents per kWh. In the first quarter of 2011, Chugach purchased 122,774 MWh of energy at an average effective price of 5.25 cents per kWh.

Transmission expense decreased $0.4 million, or 18.6%, due to less substation and line maintenance in the first quarter of 2012 compared to the same quarter in 2011.

Distribution expense increased $966.1 thousand, or 35.1%, due primarily to higher costs associated with storm related line maintenance and right-of-way line clearing in the first quarter of 2012 compared to the same quarter in 2011.

Consumer accounts did not materially change in the first quarter of 2012 compared to the same quarter in 2011.

Administrative, general and other expense increased $0.6 million, or 12.6%, due primarily to higher labor and audit related costs, as well as expenditures associated with generation studies and snow removal.

Depreciation and amortization expense did not materially change in the first quarter of 2012 compared to the same quarter in 2011.

Interest on long-term and other debt increased $0.5 million, or 9.4%, in the first quarter of 2012 compared to the same quarter in 2011. The increase was due to the interest associated with the 2012 bonds issued in January of 2012, which was somewhat offset by a decrease in the interest associated with commercial paper. The increase was also offset by the rate difference between the 2001 and 2002 Series A Bonds that matured on March 15, 2011, and February 1, 2012, respectively, and the 2011 Series A Bonds. A lower debt balance as a result of principal payments on our CoBank debt also contributed to offsetting the increase.

Interest charged to construction increased $1.5 million, or 324.6%, in the first quarter of 2012 compared to the same quarter in 2011 due primarily to an increase in the average Construction Work in Progress (CWIP) balance that is debt financed, due primarily to expenditures associated with the SPP and an increase in the rate as the funding for SPP transitioned from commercial paper to fixed rate debt.

Non-operating margins did not materially change in the first quarter of 2012 compared to the same quarter in 2011. An increase in Allowance for Funds Used During Construction (AFUDC), caused by a higher average CWIP balance that is equity financed was completely offset by a decrease in capital credits, patronage dividends and other, caused by a gain in the first quarter of 2011 associated with the sale of a set of turbine rotor blades.

Financial Condition

Assets

Total assets decreased $38.0 million, or 4.5%, from December 31, 2011 to March 31, 2012. Restricted cash equivalents decreased $119.9 million, or 98.3%, caused by the release of funds held for the retirement of the 2002 Series A Bonds on February 1, 2012. Investments in associated organizations decreased $0.7 million, or 6.0%, caused by a CoBank equity retirement in March of 2012 and fuel cost under-recovery decreased $0.9 million, or 75.4%, due to the over-collection of the prior quarter’s fuel and purchased power costs. These decreases were offset to some degree by an increase in net utility plant, cash and cash equivalents, accounts receivable, materials and supplies, prepayments and deferred charges. Net utility plant increased $21.4 million, or 3.6%, due to extension and replacement of plant in excess of depreciation expense, primarily associated with SPP related expenditures. Cash and cash equivalents increased $52.6 million, or 307.2%, due to the net of excess funds received from the 2012 financing after retiring the balance of commercial paper outstanding. Accounts receivable increased $2.7 million, or 6.5% due primarily to the timing of customer payments and materials and supplies increased $2.6 million, or 7.9%, due primarily to the purchase of materials for planned generation and distribution projects. Prepayments increased $2.4 million, or 124.8%, caused by the annual renewal of insurance and the prepayment of health and welfare premiums for 2012. Deferred charges also increased $1.8 million, or 7.1%, due to expenditures associated with financing activity which exceeded the amortization of other deferred charges.

Liabilities and Equity

Total liabilities, equities and margins decreased $38.0 million, or 4.5%, from December 31, 2011 to March 31, 2012. Commercial paper decreased $162.0 million, or 92.6%, due to the proceeds from the 2012 financing which was used to pay the outstanding balance of commercial paper in January of 2012. Consumer deposits decreased $1.0 million, or 26.2%, due primarily to a decrease in prepaid customer accounts and accrued interest decreased $3.8 million, or 56.1%, due to the semi-annual interest payment on the 2011

Series A Bonds, which was offset by some degree by the additional interest associated with the 2012 bonds. Fuel payable decreased $5.5 million, or 22.4%, due primarily to the timing of fuel payments. These decreases were offset to some extent by increases in total equities and margins, the net of total long-term obligations and current installments of long-term obligations, commercial paper, accounts payable, fuel cost over-recovery, salaries, wages and benefits and other liabilities. Total equities and margins increased $3.4 million, or 2.1%, due to the margins generated in the first quarter of 2012. The net of total long-term obligations and current installments of long-term obligations increased $118.1 million due to the issuance of the 2012 bonds in January of 2012, which was offset by the retirement of the 2002 Series A Bonds on February 1, 2012 and the principal payments on the 2011 bonds and CoBank debt. Accounts payable increased $3.8 million, or 16.6%, due primarily to the timing of cash payments. Fuel cost over-recovery increased $8.0 million, or 100%, caused by the over-recovery of the prior quarter’s fuel and purchased power costs. Salaries, wages and benefits increased $0.5 million, or 6.4%, due primarily to an increase in benefits and the timing of the payment of accrued labor. Other liabilities increased $0.4 million, or 13.6%, caused by an increase in the municipal underground ordinance payable, which was somewhat offset by the annual payment of gross receipts tax.

LIQUIDITY AND CAPITAL RESOURCES

Summary

We ended the first quarter of 2012 with $69.7 million of cash and cash equivalents, up from $17.1 million at December 31, 2011. The excess proceeds from the 2012 financing not immediately used to pay off the outstanding balance of commercial paper is being utilized specifically for funding the remaining expenditures associated with SPP. We did not utilize the $50.0 million line of credit that we maintain with NRUCFC in the first quarter of 2012, therefore, this line of credit had no outstanding balance and our available borrowing capacity under this line was $50.0 million at March 31, 2012. We issued commercial paper in the first quarter of 2012 and had $13.0 million of commercial paper outstanding at March 31, 2012, thus our available borrowing capacity under our Commercial Paper Program at March 31, 2012, was $287.0 million. Effective May 4, 2012, Chugach reduced the commitment amount to $100.0 million and had $3.0 million of commercial paper outstanding; therefore, our available borrowing capacity under our Commercial Paper Program on May 4, 2012, was $97.0 million. Total available borrowing capacity at March 31, 2012, was $337.0 million and on May 4, 2012, was $147.0 million.

Cash equivalents consist of all highly liquid debt instruments with a maturity of three months or less when purchased and an overnight repurchase agreement with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2012 and 2011.

	2012	2011
Total cash provided by (used in):
Operating activities	$4,280,056	$5,901,713
Investing activities	93,621,246	(142,385,919)
Financing activities	(45,308,194)	135,517,633

Increase (decrease) in cash and cash equivalents	$52,593,108	$(966,573)

Operating Activities

Cash provided by operating activities was $4.3 million for the period ended March 31, 2012, compared with $5.9 million for the period ended March 31, 2011.

Assignable margins decreased to $3.4 million in the first three months of 2012, compared with $3.6 million in the first three months of 2011. The decrease in assignable margins was further reduced by changes in operating assets and liabilities. The changes in operating assets and liabilities were due primarily to changes in accounts receivable, fuel cost under and over-recovery, materials and supplies, deferred charges, accounts payable, accrued interest and fuel. The accounts receivable change was due primarily to an increase in the energy and fuel component of consumer’s invoices during the first three months of 2012 compared to the first three months of 2011. The change in fuel cost under and over-recovery was due to the over-collection of fuel and purchased power costs recovered through the fuel and purchased power surcharge process, while the change in materials and supplies was due primarily to the change in inventory needed and used during the construction season. The change in deferred charges was due primarily to the difference between the deferred interest and costs associated with the 2011 financing and the deferred interest and costs associated with the 2012 financing. The change in accounts payable was due primarily to the timing of cash payments for goods and services while the change in accrued interest was due primarily to the difference between the interest associated with the retired 2001 and 2002 Series A Bonds and the 2011 and 2012 Series A Bonds. The change in fuel was due primarily to the timing of payments and the difference in price and quantity of fuel used in the first three months of 2012 compared to the first three months of 2011.

Investing Activities

Cash provided by investing activities was $93.6 million for the period ended March 31, 2012, compared with $142.4 million used in the period ended March 31, 2011. The change in cash provided by investing activities was due primarily to the release of restricted funds associated with the 2011 financing to repay the 2002 Series A Bonds on February 1, 2012. Capital construction through March 31, 2012, was $27.0 million and is estimated at $103.6 million for the full year. Capital improvement expenditures are expected to increase during the second quarter as the construction season begins.

Financing Activities

Cash used in financing activities was $45.3 million for the period ended March 31, 2012, compared to $135.5 million provided for the period ended March 31, 2011. The change in cash provided by financing activities was due primarily to the repayment of short-term obligations with the proceeds from the 2012 financing and the use of restricted cash to repay the 2002 Series A Bonds on February 1, 2012.

Sources of Liquidity

Chugach can satisfy its operational and capital cash requirements through internally generated funds, a $50.0 million line of credit from NRUCFC and a $100.0 million Commercial Paper Program. At March 31, 2012, there was no outstanding balance on our NRUCFC line of credit and $13.0 million of outstanding commercial paper. Thus, at March 31, 2012, our available borrowing capacity under our line of credit was $50.0 million and our available commercial paper capacity was $287.0 million.

Until May 4, 2012, Chugach’s Commercial Paper Program was backed by a $300.0 million Unsecured Credit Agreement, executed on November 17, 2010, between NRUCFC, Bank of America, N.A., KeyBank National Association, JPMorgan Chase Bank, N.A., Bank of Montreal, CoBank, ACB, Goldman Sachs Bank USA, Bank of Taiwan, Los Angeles Branch and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch. Effective May 4, 2012, Chugach reduced the commitment amount to $100.0 million. Chugach is expected to continue to issue commercial paper in 2012, as needed; however, the requirement for short-term borrowing has decreased. The 2010 Credit Agreement expires on November 17, 2013.

Our commercial paper can be repriced between one day and two hundred and seventy days. The average commercial paper balance for the quarter ended March 31, 2012, was $25.8 million with a corresponding weighted average interest rate of 0.29%. The maximum amount outstanding for the quarter ended March 31, 2012, was $181.0 million. The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate
January 2012	$62.7	0.27%
February 2012	$0	0.00%
March 2012	$8.0	0.38%

Chugach has a term loan facility with CoBank. Loans made under that facility are evidenced by promissory notes governed by the Amended and Restated Master Loan Agreement dated January 19, 2011 and secured by the Second Amended and Restated Indenture.

At March 31, 2012, Chugach had the following note outstanding with this facility:

	Principal Balance	Interest Rate at March 31, 2012	Maturity Dates	Principal Payment Dates

2011 CoBank Note	$33,249,788	2.59%	2012-2022	2012–2022

Under the Second Amended and Restated Indenture of Trust, additional obligations may be sold by Chugach upon the basis of bondable additions and the retirement or defeasance of or principal payments on previously outstanding obligations. Chugach’s ability to sell additional debt obligations will be dependent on the market’s perception of Chugach’s financial condition and Chugach’s continuing compliance with financial covenants contained in its debt agreements.

Chugach management continues to expect that cash flows from operations and external funding sources, including additional commercial paper borrowings, will be sufficient to cover operational, financing and capital funding requirements in 2012 and thereafter.

CRITICAL ACCOUNTING POLICIES

Chugach’s accounting and reporting policies comply with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that effect results of operations and reported amounts of assets and liabilities in the financial statements. Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach’s financial condition and results of its operations, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with Chugach’s Audit Committee. The following policies are considered to be critical accounting policies for the quarter ended March 31, 2012.

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

Unbilled revenue

Chugach calculates unbilled retail revenue at the end of each month to ensure the recognition of a calendar month’s revenue. Chugach estimates calendar-month unbilled sales based on billing cycle sales and read dates, weather and hours of darkness to produce an estimate of calendar sales. This estimate of calendar sales is calibrated to deliveries measured at Chugach distribution substations, net of losses. The calendar sales estimate is multiplied by respective billing class determinants to produce an estimate of calendar month revenue. Chugach accrued $7.7 and $7.1 million of unbilled retail revenue at March 31, 2012 and 2011, respectively.

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

Chugach has partnered with ML&P to construct and jointly own a new 183-megawatt (MW) natural gas fired power plant. Chugach will own and take approximately 70 percent of the new plant’s output and ML&P will own and take the remaining 30 percent. The plant is scheduled to be placed into service at the end of 2012. Chugach’s financing for the project was primarily completed in January of 2012 with the issuance of the 2012 Series A Bonds. In 2010, the RCA concluded that Chugach may include in future rates $197 million in costs attributable to three principal contracts to build the SPP when the plant becomes used and useful. A request to establish and approve SPP depreciation rates was filed in February of 2012. Chugach will request approval of the additional costs associated with the project in a general rate case that is expected to be filed in 2012.

We maintain issuer ratings from Standard & Poor’s Rating Services (S&P) and Fitch Ratings (Fitch). Moody’s Investors Service (Moody’s) withdrew its rating when Chugach repaid the 2002 Series A Bonds on February 1, 2012. For strictly economic reasons, we chose not to seek a new rating from Moody’s on any of our current long-term secured debt. S&P and Moody’s still rate our commercial paper.

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

The 2010 Alaska Legislature passed legislation that provides incentives to natural gas producers to enhance Cook Inlet oil and gas production. There are currently two independent producers who are in the process of mobilizing or using jack-up drill rigs in Cook Inlet to take advantage of those incentives. Other producers have recently drilled conventional wells. Although it is too early to tell if the incentives will pay off, independent producers do seem to be taking steps to enter the market. 2011 Cook Inlet petroleum lease sales were up and several gas producers new to Cook Inlet have plans to drill in 2012 and 2013. Hilcorp purchased Chevron’s subsidiary Union Oil Company of California January 1, 2012, and announced April 9, 2012, the purchase of Marathon Alaska Production assets with an effective date of January 1, 2012, which is currently pending regulatory approval. According to a filing with the RCA, Hilcorp “is poised to begin making substantial investments in its newly acquired Cook Inlet assets over the next several years.”

In addition to following exploration and production activity in the Cook Inlet area, Chugach is also closely monitoring potential pipeline options from the North Slope.

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

Cook Inlet Natural Gas Storage Alaska (CINGSA) began service April 1, 2012. The facility will have an initial storage capacity of 11 BCF so that local utilities, including Chugach, will have gas available to meet deliverability requirements during peak periods. Chugach’s share of the initial capacity is 2.4 BCF in 2012, reducing to 2.3 BCF in 2013. Injections into the facility are expected to begin in mid-2012 and withdrawals of gas are expected to begin in the winter of 2012-2013. Chugach is entitled to withdraw gas at a rate of up to 35 million cubic feet (MMcf) per day in 2012-2013. The RCA approved inception rates and a tariff for the CINGSA facility on January 31, 2011 and a Firm Storage Service (FSS) Agreement between the seller and Chugach in July of 2011.

Notification was made by MEA in 2004 and by HEA in 2007 that neither organization intends to be on the Chugach system under the current contractual arrangements post 2014. This would result in a loss of approximately 50 percent of Chugach’s power sales load and approximately 40 percent of the utility’s annual sales revenue.

On April 13, 2010, HEA issued a press release stating that HEA’s solely owned power generation and transmission entity, AEEC, approved a design engineer to complete design for the Nikiski generation conversion project. AEEC currently owns a 40 MW natural gas-fired generation plant that is dispatched as part of Chugach’s overall system. The conversion project entails adding a steam turbine and increasing the output of the plant to 77 MW. HEA intends to purchase all of the output from this unit upon expiration of the Chugach contract in 2013. Effective December 31, 2011, Chugach sold the Bernice Lake Power Plant and associated transmission substation facilities to AEEC and HEA. Associated with the sale, Chugach also entered into a purchased power agreement that allows Chugach to purchase the capacity and related energy from the Bernice Lake Power Plant from the closing date of the sale of the facility through December 31, 2013. The agreement allowed Chugach to sell the Bernice Lake Power Plant and simultaneously ensures system retail and wholesale deliverability requirements continue to be met through December 31, 2013. All capacity purchased power costs will be recovered through our fuel and purchased power process.

Chugach proposed a power supply offer to MEA on January 11, 2011, and again on January 31, 2012. Chugach received a response on February 29, 2012, indicating that MEA was following the path its membership most favored and is moving forward with plans to build its own generation plant. On March 12, 2012, MEA issued a press release announcing an award for power house engineering and engine/generating equipment for their new power plant at Eklutna, Alaska, which is expected to provide 171 MW of base load generation for MEA beginning in 2015. Negotiations with MEA concerning wind power sales and transmission services are expected to continue in 2012.

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

In 2011, Chugach entered into a power purchase agreement with Fire Island Wind, LLC (FIW), a special purpose entity wholly owned by Cook Inlet Region, Inc. The project is comprised of eleven 1.6-megawatt wind turbine generators with a total nameplate capacity of 17.6 megawatts. The generators will be located on the southern part of Fire Island in Anchorage, Alaska. The transmission line will be paid for by a $25 million grant awarded by the State Legislature. The project is scheduled to be commercially operational by October 1, 2012. Purchased power costs will be recovered through our fuel and purchased power recovery process. Chugach is currently investigating the potential development of a green pricing program related to this project. Negotiations between Chugach and FIW will continue in 2012 to finalize construction of the transmission interconnection and allow FIW to acquire financing.

A State of Alaska Energy Policy approved by the legislature in 2010 included legislative intent that the state achieve a 15 percent increase in energy efficiency on a per capita basis between 2010 and 2020, receive 50 percent of its electric generation from renewable and alternative energy sources by 2025, work to ensure a reliable in-state gas supply for residents of the state, and that the state power project fund serve as the main source of state assistance for energy projects, remain a leader in petroleum and natural gas production and become a leader in renewable and alternative energy development. The main project moving Alaska toward its renewable energy goals is the Susitna-Watana Hydroelectric Project. The project is to be located on the Susitna River, approximately halfway between Anchorage and Fairbanks. The project capacity is expected to be between 600 to 800 megawatts and could provide up to half the electric energy needed in the Railbelt. The 2012 fiscal year State of Alaska capital budget contained $65.7 million for the Alaska Energy Authority (AEA) to conduct planning, design and permitting for this project and on December 29, 2011, AEA filed an application with FERC to begin the licensing process. Chugach will work with AEA and other parties on this effort.

Many other energy projects received funding in the 2012 fiscal year State of Alaska capital budget, including nine Railbelt projects supported by the Alaska Railbelt Cooperative Transmission and Electric Company (ARCTEC), an organization created by Chugach, GVEA, HEA, MEA and Seward to help plan, construct and operate key components of the regional electric grid, provide a framework for collective action on projects of mutual benefit and create the ability to prioritize capital project requests and speak with a unified voice at the state Capital. The $36 million in grants for these projects will also flow through the AEA. Chugach continues to coordinate with other parties, including private developers and other utilities in the planning and potential development of other renewable energy resources, including geothermal, tidal, wind power, hydro and waste-to-energy projects.

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

Interest Rate Risk

At March 31, 2012, our short and long-term debt was comprised of our 2011 and 2012 Series A Bonds, our 2011 note owed to CoBank and outstanding commercial paper.

The interest rates of our 2011 Series A Bonds are fixed at 4.20 and 4.75 percent per annum, for Tranche A and Tranche B, respectively. The interest rates of our 2012 Series A Bonds are fixed at 4.01, 4.41 and 4.78 percent per annum, for Tranche A, Tranche B and Tranche C, respectively. At March 31, 2012, we had $514.3 million of 2011 and 2012 Series A Bonds outstanding. The fair value of the 2011 and 2012 Series A Bonds at March 31, 2012, was $523.2 million.

Chugach is exposed to market risk from changes in interest rates associated with our other credit facilities. Our credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the LIBOR or the base rate or prime rate of our lenders. A 100 basis-point rise in interest rates would increase our interest expense by approximately $0.5 million, and a 100 basis point decline in interest rates would decrease our interest expenses by approximately $0.4 million, based on $46.2 million of variable rate debt outstanding at March 31, 2012.

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

In addition, there have been no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required by this Item is contained in Note 9 to the “Notes to Financial Statements” within Part I of this Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed under “Risk Factors” in Item 1.A. of our Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Amendment No. 2 to the 2006 Agreement for the Sale and Purchase of Electric Power and Energy between the Registrant and the City of Seward dated effective March 1, 2012

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Bradley W. Evans
Bradley W. Evans
Chief Executive Officer

By:	/s/ Michael R. Cunningham
Michael R. Cunningham
Chief Financial Officer

Date:	May 10, 2012

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description

10.4.3	Amendment No. 2 to the 2006 Agreement for the Sale and Purchase of Electric Power and Energy between the Registrant and the City of Seward dated effective March 1, 2012

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (“Extensible Business Reporting Language”) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.