Form 10-Q
period 2012-06-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2012-08-09
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The unaudited financial statements and notes to the financial statements of Chugach as of and for the three and six months ended June 30, 2012, follow.

Chugach Electric Association, Inc.

Balance Sheets

(Unaudited)

Assets	June 30, 2012	December 31, 2011
Utility plant:
Electric plant in service	$880,486,179	$862,362,243
Construction work in progress	234,143,709	206,005,783

Total utility plant	1,114,629,888	1,068,368,026
Less accumulated depreciation	(485,382,515)	(470,282,210)

Net utility plant	629,247,373	598,085,816

Other property and investments, at cost:
Nonutility property	84,735	84,735
Investments in associated organizations	10,470,902	11,134,496
Special funds	491,905	420,783

Total other property and investments	11,047,542	11,640,014

Current assets:
Cash and cash equivalents	55,479,567	17,118,118
Special deposits	150,701	149,701
Restricted cash equivalents	1,953,085	122,006,738
Fuel cost under-recovery	304,993	1,213,484
Accounts receivable, net	32,204,188	42,373,995
Materials and supplies	33,117,554	32,994,454
Prepayments	3,470,980	1,911,789
Other current assets	141,650	229,858

Total current assets	126,822,718	217,998,137

Deferred charges, net	26,954,760	25,205,690

Total assets	$794,072,393	$852,929,657

Chugach Electric Association, Inc.

Balance Sheets (continued)

(Unaudited)

Liabilities, Equities and Margins	June 30, 2012	December 31, 2011
Equities and margins:
Memberships	$1,536,658	$1,517,488
Patronage capital	151,218,099	148,355,246
Other	11,372,470	11,358,692

Total equities and margins	164,127,227	161,231,426

Long-term obligations, excluding current installments:
Bonds payable	491,916,666	264,333,333
National Bank for Cooperatives note payable	29,680,420	31,756,775

Total long-term obligations	521,597,086	296,090,108

Current liabilities:
Current installments of long-term obligations	24,694,900	133,360,210
Commercial paper	0	175,000,000
Accounts payable	12,573,476	22,800,190
Consumer deposits	2,343,329	3,949,052
Fuel cost over-recovery	10,231,870	0
Accrued interest	8,747,143	6,843,473
Salaries, wages and benefits	8,166,864	7,597,691
Fuel	18,778,512	24,399,157
Other current liabilities	4,083,203	3,350,692

Total current liabilities	89,619,297	377,300,465

Deferred compensation	491,905	420,783
Deferred liabilities	2,128,384	1,703,277
Patronage capital payable	6,646,068	6,646,068
Deferred proceeds on sale of asset	9,462,426	9,537,530

Total liabilities, equities and margins	$794,072,393	$852,929,657

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Operating revenues	$58,631,729	$68,517,526	$129,812,502	$138,011,749

Operating expenses:
Fuel	26,874,320	35,449,429	59,439,351	66,034,315
Production	4,170,903	3,888,533	8,456,737	8,083,633
Purchased power	4,738,685	5,974,457	11,210,321	12,819,241
Transmission	1,189,705	1,581,333	2,812,841	3,574,882
Distribution	3,338,257	3,066,809	7,058,250	5,820,668
Consumer accounts	1,503,462	1,359,425	2,893,093	2,754,945
Administrative, general and other	5,764,020	6,108,477	11,596,660	11,290,410
Depreciation and amortization	8,145,799	8,163,848	16,276,958	16,310,953

Total operating expenses	55,725,151	65,592,311	119,744,211	126,689,047

Interest expense:
Long-term debt and other	5,999,478	4,639,988	11,863,466	9,999,599
Charged to construction	(2,456,802)	(430,506)	(4,448,444)	(899,576)

Interest expense, net	3,542,676	4,209,482	7,415,022	9,100,023

Net operating margins	(636,098)	(1,284,267)	2,653,269	2,222,679

Nonoperating margins:
Interest income	80,734	73,962	153,637	148,928
Allowance for funds used during construction	69,375	25,907	129,580	47,275
Capital credits, patronage dividends and other	(26,147)	20,494	(25,554)	57,241

Total nonoperating margins	123,962	120,363	257,663	253,444

Assignable margins	$(512,136)	$(1,163,904)	$2,910,932	$2,476,123

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended June 30
	2012	2011
Cash flows from operating activities:
Assignable margins	$2,910,932	$2,476,123

Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation	16,276,958	16,310,953
Amortization and depreciation cleared to operating expenses	2,477,552	2,793,200
Allowance for funds used during construction	(129,580)	(47,275)
Write off of inventory, deferred charges and projects	232,805	0
Other	25,941	(13,446)

(Increase) decrease in assets:
Accounts receivable, net	10,169,807	(2,573,963)
Fuel cost under-recovery	908,491	(3,539,869)
Materials and supplies	(272,051)	416,432
Prepayments	(1,559,191)	(1,250,967)
Other assets	140,965	(1,796,721)
Deferred charges	(1,559,924)	(3,324,793)

Increase (decrease) in liabilities:
Accounts payable	(663,061)	2,441,655
Consumer deposits	(1,605,723)	(1,280,140)
Fuel cost over-recovery	10,231,870	0
Accrued interest	1,903,670	2,710,918
Salaries, wages and benefits	569,173	513,755
Fuel	(5,620,645)	(182,144)
Other current liabilities	1,328,562	1,158,098
Deferred liabilities	(75,918)	(5,640)

Net cash provided by operating activities	35,690,633	14,806,176

Cash flows from investing activities:
Investment in associated organizations	663,697	1,153,470
Investment in restricted cash equivalents	0	(270,000,000)
Proceeds from restricted cash equivalents	120,000,000	150,000,000
Extension and replacement of plant	(58,410,521)	(45,263,357)

Net cash provided by (used in) investing activities	62,253,176	(164,109,887)

Cash flows from financing activities:
Payments for debt issue costs	(1,834,818)	(1,876,691)
Proceeds from short-term obligations	13,000,000	22,500,000
Proceeds from long-term obligations	250,000,000	275,000,000
Repayments of short-term obligations	(188,000,000)	0
Repayments of long-term obligations	(133,158,332)	(152,285,935)
Memberships and donations received	32,948	123,824
Retirement of patronage capital and estate payments	(48,079)	(202,517)
Net receipts on consumer advances for construction	425,921	114,856

Net cash (used in) provided by financing activities	(59,582,360)	143,373,537

Net change in cash and cash equivalents	38,361,449	(5,930,174)
Cash and cash equivalents at beginning of period	$17,118,118	$12,070,713

Cash and cash equivalents at end of period	$55,479,567	$6,140,539

Supplemental disclosure of non-cash investing and financing activities:
Retirement of plant	$1,562,041	$1,822,959
Extension and replacement of plant included in accounts payable	$5,538,634	$25,355,174
Non-cash transmission assets	$10,477,891	$86,139
Supplemental disclosure of cash flow information — interest expense paid, net of amounts capitalized	$4,347,671	$8,684,157

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2012 and 2011

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

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2012 and 2011

b. Regulation

The accounting records of Chugach conform to the Uniform System of Accounts as prescribed by the Federal Energy Regulatory Commission (FERC). Chugach meets the criteria, and accordingly, follows the accounting and reporting requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 980, “Topic 980 – Regulated Operations.” FASB ASC 980 provides for the recognition of assets and liabilities as allowed by regulators for costs or credits that are reflected in current rates or are considered probable of being included in future rates. Our regulated rates are established to recover all of our specific costs of providing electric service. In each rate filing, rates are set at levels to recover all of our specific allowable costs and those rates are then collected from our retail and wholesale customers. The regulatory assets or liabilities are then reduced as the cost or credit is reflected in earnings and our rates.

c. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the six month periods ended June 30, 2012 and 2011 was in compliance with that provision. In addition, Chugach collects sales tax and is assessed gross receipts and excise taxes which are presented on a net basis in accordance with FASB ASC 605-45-50, “Topic 605 – Revenue Recognition – Subtopic 45 – Principal Agent Considerations – Section 50 – Disclosure.”

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

d. Accounts Receivable

Included in accounts receivable are invoiced amounts to ML&P for fuel and their share of current Southcentral Power Project (SPP) costs, which amounted to $0.4 and $4.8 million at June 30, 2012 and December 31, 2011, respectively.

e. Materials and Supplies

Included in materials and supplies is the cost of fuel injected into the Cook Inlet Natural Gas Storage Alaska (CINGSA), which began service in the second quarter of 2012. Chugach’s injections amounted to $3.0 million at June 30, 2012. Withdrawals of gas are expected to begin in the winter of 2012-2013.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2012 and 2011

4.	REGULATORY MATTERS

Modification to Certificate of Public Convenience and Necessity

On May 29, 2012, Chugach submitted a request to amend its service area contained within its certificate of public convenience and necessity to include Fire Island, the City of Whittier, and to adjust the service area boundary between Chugach and the City of Seward, d/b/a Seward Electric System in the Moose Pass area where both utilities are currently authorized to provide electric service. Chugach also requested that its service area be modified to include the areas of expansion in which electric service is currently being provided but are not described in Chugach’s certificate, and to include other service areas where potential future customer requests for electric service can be reasonably expected. Chugach is also proposing that several sections of its certificate be removed as these areas are well outside of any reasonable likelihood of service requests. On July 9, 2012, the City of Seward submitted comments in support of resolving the boundary area overlap between Chugach and Seward. Seward did not oppose the service area changes proposed by Chugach. The RCA is expected to issue a ruling on Chugach’s request by year-end 2012.

Petition to Establish Depreciation Rates for the SPP

Chugach submitted proposed depreciation rates for the SPP on February 22, 2012, with a recommended 35 year life for the project. The filing also included depreciation rates for transmission plant specific to the project with a recommended life consistent with the depreciation rates of Chugach’s existing transmission assets. The RCA opened Docket U-12-009 on March 2, 2012, to adjudicate the case. Petitions to intervene were received from the Attorney General (AG), HEA and MEA. No responsive testimony was received by any of the parties. A hearing was held on July 2, 2012. The RCA is expected to issue a final order in the case no later than August 20, 2012.

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

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2012 and 2011

Fire Island Wind Project

On October 10, 2011, the RCA issued an order approving Chugach’s request for assurance of cost recovery associated with a new power purchase agreement (PPA) between Chugach and Fire Island Wind, LLC (FIW), a special purpose entity wholly-owned by Cook Inlet Region, Inc. The PPA is a 25 year agreement whereby Chugach purchases the output of the facility commencing January 1, 2013. The Fire Island Wind project is comprised of eleven 1.6 megawatt wind turbine generators with a total nameplate capacity of 17.6 megawatts which are expected to generate approximately 50,000 MWh per year. The generators will be located on the southern part of Fire Island, three miles west of Anchorage, Alaska. The project is expected to become commercially operational before October 1, 2012. An affiliate of FIW is responsible for the construction of the interconnection between the project and Chugach’s transmission system. Chugach is the recipient of a grant in the amount of approximately $25.0 million appropriated from the State of Alaska. The grant will be used to offset construction of the transmission line. Construction expenditures applied against the grant were $13.3 million in the first six months of 2012 and $17.3 million for the total project to date. Chugach is not expected to incur any unreimbursed capital costs associated with this line and will acquire the line once construction is successfully completed.

Chugach submitted a specific rate recovery plan in compliance with U-11-100(5) on April 2, 2012, and a project status report on June 30, 2012. The rate recovery plan addressed customer intergenerational impacts resulting from purchases made under the PPA’s fixed pricing structure. The RCA held a hearing on June 5, 2012, for Chugach to supplement its filing with an oral presentation explaining the rate impacts and equities to ratepayers. As a result of the hearing, Chugach submitted an update rate recovery proposal on July 31, 2012, requesting that purchases made under the PPA be recovered on a direct cost basis for recovery through the fuel and purchased power surcharge process. Chugach withdrew its April 2, 2012, compliance filing.

Regulatory Asset

On January 11, 2012, Chugach issued $75.0 million of First Mortgage Bonds (2012 Series A, Tranche A) at an interest rate of 4.01 percent, $125.0 million of First Mortgage Bonds (2012 Series A, Tranche B) at an interest rate of 4.41 percent and $50.0 million of First Mortgage Bonds (2012 Series A, Tranche C) at an interest rate of 4.78 percent. The proceeds of the 2012 Series A Bonds were used for the purpose of repaying outstanding commercial paper used to finance the SPP construction and the excess is currently being used specifically for funding the remaining expenditures associated with the SPP.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2012 and 2011

On March 12, 2012, Chugach submitted a petition to the RCA requesting authorization to create a regulatory asset for deferred recovery of interim interest expense associated with the SPP financing and also requested approval to recover the financing transaction costs in future electric rates over the life of the 2012 Series A Bonds. Chugach’s request included the approval to defer the interest expense on the portion of the proceeds not immediately expended on the SPP and recover it in future electric rates over the life of the bonds, or between 20 and 30 years. Chugach estimates the remaining balance of proceeds will be completely expended on the project by November of 2012. The deferral of interest for the portion of the 2012 bonds not immediately expended totaled approximately $1.1 million.

The RCA opened Docket U-12-015 on March 21, 2012. On May 22, 2012, Chugach and the Attorney General (AG) of the State of Alaska submitted a stipulation whereby the AG did not oppose the regulatory and accounting treatment requested by Chugach. On June 19, 2012, the RCA issued Order No. 2 accepting the stipulation and closing the docket.

December 31, 2011 Test Year Simplified Rate Filing

On March 30, 2012, Chugach submitted a Simplified Rate Filing (SRF) to the RCA and requested a system demand and energy rate decrease of 0.08 percent, or approximately $0.8 million on an annual basis. The filing was based on the December 31, 2011 test year for proposed rate adjustments effective in May 2012. On a customer class basis, Chugach requested demand and energy rate increases of 1.3 percent to Chugach retail customers and decreases of 2.9 percent to its wholesale classes. The RCA issued a letter order on May 10, 2012, approving the filing. The updated rates were effective on and after May 14, 2012.

Economy Energy Sales and Transmission Wheeling Service

On April 23, 2012, Chugach submitted a filing to the RCA requesting approval to update its economy energy and transmission wheeling services tariffs to reflect current costs and operating conditions associated with transactions at the bulk power supply level. After public comments and meetings Chugach withdrew the filing and will file an updated non-firm rate for transmission services in conjunction with its 2012 general rate case which is expected by October 2012.

2012 General Rate Case

In anticipation of filing the 2012 general rate case in the fourth quarter of 2012, on July 25, 2012, the Chugach Board of Directors approved the temporary suspension of Chugach’s participation in the SRF process pending the final resolution of the June 2012 test year general rate case. Chugach’s next SRF would normally be submitted to the RCA by the end of September based on the June 30, 2012, test year for proposed rate adjustments in November of 2012, which will now be superseded by an interim rate request in the general rate case effective on or near December 1, 2012.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2012 and 2011

5.	DEBT

Lines of Credit

Chugach maintains a $50 million line of credit with National Rural Utilities Cooperative Finance Corporation (NRUCFC). Chugach did not utilize this line of credit in the first six months of 2012, and therefore had no outstanding balance at June 30, 2012. In addition, Chugach did not utilize this line of credit during 2011 and had no outstanding balance at December 31, 2011. The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC and will not exceed the Prevailing Prime Rate, plus one percent per annum. At June 30, 2012, and December 31, 2011, the borrowing rate was 3.20%.

The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. The NRUCFC line of credit expires October 14, 2012. Renewal of this credit facility is anticipated to be completed in September of 2012.

This line of credit is immediately available for unconditional borrowing.

Commercial Paper

On November 17, 2010, Chugach entered into a $300.0 million Unsecured Credit Agreement intended to back the commercial paper program. The participating banks were NRUCFC, Bank of America, N.A., KeyBank National Association, JPMorgan Chase Bank, N.A., Bank of Montreal, CoBank, ACB, Goldman Sachs Bank USA, Bank of Taiwan, Los Angeles Branch and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch. Effective May 4, 2012, Chugach reduced the commitment amount to $100.0 million and on June 29, 2012, amended and extended the Credit Agreement. Amendment No. 1 to the Credit Agreement updated the pricing and extended the term. The new pricing includes an all-in drawn spread of one month London Interbank Offered Rate (LIBOR) plus 107.5 basis points, along with a 17.5 basis points facility fee (based on an A-/A3 unsecured debt rating). The Amended and Extended Credit Agreement now expires on November 17, 2016. The participating banks include NRUCFC, KeyBank National Association, Bank of America, N.A., Bank of Montreal, CoBank, ACB and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch. Chugach is expected to continue to issue commercial paper in 2012, as needed, however, the requirement for short-term borrowing has decreased. At June 30, 2012, Chugach did not have an outstanding balance of commercial paper. At December 31, 2011, Chugach had $175.0 million of commercial paper outstanding. Our commercial paper can be repriced between one day and two hundred seventy days. The following table provides information regarding average commercial paper balances outstanding for the quarter ended June 30 (dollars in millions), as well as corresponding weighted average interest rates:

2012		2011
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$2.3	0.36%	$115.3	0.29%

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2012 and 2011

Chugach has a term loan facility with CoBank. Loans made under that facility are evidenced by promissory notes governed by the Amended and Restated Master Loan Agreement dated January 19, 2011 and secured by the Second Amended and Restated Indenture. At June 30, 2012, Chugach had $32.0 million outstanding with CoBank.

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

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2012 and 2011

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

The table below presents the balance of Chugach’s overnight repurchase agreement, money market and restricted cash equivalent assets measured at fair value on a recurring basis at June 30, 2012, and December 31, 2011.

	Total	Level 1	Level 2	Level 3
June 30, 2012
Repurchase agreement	$100	$0	$100	$0
Money markets	$45,318,087	$45,318,087	$0	$0
Restricted cash equivalents	$1,953,085	$1,953,085	$0	$0

December 31, 2011
Repurchase agreement	$100	$0	$100	$0
Money markets	$10,000,000	$10,000,000	$0	$0
Restricted cash equivalents	$122,006,738	$122,006,738	$0	$0

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

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2012 and 2011

Fair Value of Financial Instruments

The estimated fair values (in thousands) of the long-term obligations included in the financial statements at June 30, 2012, are as follows:

	Carrying Value	Fair Value
Long-term obligations (including current installments)	$546,292	$574,830

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

June 30, 2012 and 2011

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

Chugach executed a gas turbine purchase agreement for the purchase of three gas turbines and a spare engine for maintenance purposes with GE Packaged Power, Inc. (GEPP). Chugach has also executed an owner’s engineer services contract, a services contract for the shipment of the combustion turbine generators and related accessories, a steam turbine generator (STG) purchase agreement, an engineering, procurement, and construction (EPC) contract, a once through steam generator (OTSG) equipment and transportation contract and amended the contract for transportation of combustion turbine generators to include transportation of the steam turbine generator. Chugach received an air quality permit from the Alaska Department of Environmental Conservation in 2010, allowing the project to begin construction in the spring of 2011 as planned. On March 15, 2011, Chugach received its initial building permit from the Municipality of Anchorage. Chugach made payments of $44.4 million in the first six months of 2012, with additional payments of $56.2 million expected in 2012 pursuant to its contracts associated with SPP.

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

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins increased $0.7 million, or 56.0%, during the second quarter of 2012 compared to the same quarter in 2011, due primarily to lower transmission and administrative, general and other expense and higher interest charged to construction, which was somewhat offset by higher production, distribution, and net interest expense.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased $9.9 million, or 14.4%, in the second quarter of 2012 compared to the same quarter in 2011. This decrease was due primarily to lower fuel and purchased power expense recovered through the fuel and purchased power surcharge process and lower firm and economy energy kilowatt hour (kWh) sales.

Overall, retail revenue decreased in the second quarter of 2012 compared to the same quarter in 2011. Retail base revenue did not materially change in the second quarter of 2012 compared to the same period in 2011. An increase in retail base revenue due to higher retail kWh sales was offset by a decrease in rates charged to retail customers. A decrease in fuel and purchased power expense caused primarily by lower fuel prices, both of which are recovered through the fuel and purchased power surcharge process primarily contributed to the overall decrease in retail revenue in the second quarter of 2012 compared to the same quarter in 2011.

Wholesale revenue decreased in the second quarter of 2012 compared to the same quarter in 2011. Wholesale base revenue did not materially change in the second quarter of 2012 compared to the same period in 2011. The decrease in wholesale base revenue due to lower wholesale kWh sales was offset by an increase in the overall rates charged to wholesale customers. A decrease in fuel and purchased power expense caused primarily by lower fuel prices, both of which are recovered through the fuel and purchased power surcharge process primarily contributed to the overall decrease in wholesale revenue in the second quarter of 2012 compared to the same quarter in 2011. Economy energy revenue decreased in the second quarter of 2012 compared to the same period in 2011 due to less gas available under Chugach’s interruptible gas contract to make economy sales.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $6.0 million to Chugach’s fixed costs for the quarter ended June 30, 2012, and $6.2 million for the quarter ended June 30, 2011.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended June 30, 2012 and 2011:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2012	2011	% Variance	2012	2011	% Variance	2012	2011	% Variance
Retail
Residential	$9.9	$10.0	(1.0%)	$7.0	$7.6	(7.9%)	$16.9	$17.6	(4.0%)
Small Commercial	$1.7	$1.7	0.0%	$1.5	$1.7	(11.8%)	$3.2	$3.4	(5.9%)
Large Commercial	$6.6	$6.7	(1.5%)	$6.8	$7.6	(10.5%)	$13.4	$14.3	(6.3%)
Lighting	$0.4	$0.3	33.3%	$0.0	$0.0	0.0%	$0.4	$0.3	33.3%
Total Retail	$18.6	$18.7	(0.5%)	$15.3	$16.9	(9.5%)	$33.9	$35.6	(4.8%)

Wholesale
HEA	$3.1	$3.0	3.3%	$5.8	$6.8	(14.7%)	$8.9	$9.8	(9.2%)
MEA	$4.5	$4.7	(4.3%)	$9.2	$10.2	(9.8%)	$13.7	$14.9	(8.1%)
SES	$0.3	$0.3	0.0%	$0.9	$1.0	(10.0%)	$1.2	$1.3	(7.7%)
Total Wholesale	$7.9	$8.0	(1.3%)	$15.9	$18.0	(11.7%)	$23.8	$26.0	(8.5%)

Economy Sales	$0.0	$0.5	(100.0%)	$0.1	$5.8	(98.3%)	$0.1	$6.3	(98.4%)
Miscellaneous	$0.4	$0.4	0.0%	$0.4	$0.2	100.0%	$0.8	$0.6	33.3%

Total Revenue	$26.9	$27.6	(2.5%)	$31.7	$40.9	(22.5%)	$58.6	$68.5	(14.5%)

The following table summarizes kWh sales for the quarters ended June 30:

Customer	2012 kWh	2011 kWh
Retail	263,449,977	262,814,268
Wholesale	288,959,237	293,827,816
Economy Energy	1,396,000	71,375,000

Total	553,805,214	628,017,084

Base rates charged to retail and wholesale customers in the second quarter of 2012 include demand and energy base rate changes effective November 14, 2011, as a result of the SRF utilizing the twelve months ended June 30, 2011 and demand and energy base rate changes effective May 14, 2012, as a result of the SRF utilizing the twelve months ended December 31, 2011. Effectively, demand and energy base rates charged to retail customers decreased 0.8% and increased 2.5% to wholesale customer HEA, and decreased 1.0% and 3.7% to wholesale customers MEA and Seward, respectively, in the second quarter of 2012 compared to the same period in 2011.

Total operating expenses decreased $9.9 million, or 15.0%, in the second quarter of 2012 over the same quarter in 2011.

Fuel expense decreased $8.6 million, or 24.2%, in the second quarter of 2012 compared to the same quarter in 2011. The decrease was due to a decrease in fuel price and MCF used, which was primarily associated with the decrease in economy sales. In the second quarter of 2012, Chugach used 6,069,351 MCF of fuel at an average effective price of $4.89 per MCF, which included 703,212 MCF of fuel that was recorded as purchased power expense. In the second quarter of 2011, Chugach used 7,010,782 MCF of fuel at an average effective price of $5.68 per MCF, which included 788,167 MCF of fuel that was recorded as purchased power.

Production expense increased $0.3 million, or 7.3%, in the second quarter of 2012 compared to the same quarter in 2011. The increase was due primarily to the Beluga Unit 7 “C” Inspection, which was somewhat offset by lower maintenance on Beluga Units 5 and 8 in the second quarter of 2012.

Purchased power expense, which included the cost of 703,212 MCF of fuel associated with purchases from the Nikiski Cogeneration plant (Nikiski), decreased $1.2 million, or 20.7%, in the second quarter of 2012 compared to the same quarter in 2011, due primarily to a decrease in the average effective price. In the second quarter of 2012, Chugach purchased 119,864 megawatt hours (MWh) of energy at an average effective price of 3.60 cents per kWh. In the second quarter of 2011, Chugach purchased 103,136 MWh of energy at an average effective price of 5.38 cents per kWh.

Transmission expense decreased $0.4 million, or 24.8%, due primarily to less substation maintenance in the second quarter of 2012 compared to the same quarter in 2011.

Distribution expense increased $0.3 million, or 8.9%, due primarily to higher costs associated with substation and line maintenance and right-of-way line clearing in the second quarter of 2012 compared to the same quarter in 2011.

Consumer accounts increased $0.1 million, or 10.6%, due primarily to allocated costs associated with a new customer information and billing system and higher labor expense in the second quarter of 2012 compared to the same quarter in 2011.

Administrative, general and other expense decreased $0.4 million, or 5.6%, due primarily to the expense recognized for unusable materials associated with a transmission substation design change in the second quarter of 2011.

Depreciation and amortization expense did not materially change in the second quarter of 2012 compared to the same quarter in 2011.

Interest on long-term and other debt increased $1.4 million, or 29.3%, in the second quarter of 2012 compared to the same quarter in 2011. The increase was due to the interest associated with the 2012 bonds issued in January of 2012, which replaced less expensive commercial paper. The increase was also somewhat offset by the rate difference between the 2002 Series A Bonds that matured on February 1, 2012, and the 2011 Series A Bonds. A lower debt balance as a result of principal payments on our CoBank debt also contributed to offsetting the increase.

Interest charged to construction increased $2.0 million, or 470.7%, in the second quarter of 2012 compared to the same quarter in 2011 due primarily to an increase in the average Construction Work in Progress (CWIP) balance that is debt financed, due primarily to expenditures associated with the SPP and an increase in the rate as the funding for SPP transitioned from commercial paper to fixed rate debt in January of 2012.

Non-operating margins did not materially change in the second quarter of 2012 compared to the same quarter in 2011. An increase in Allowance for Funds Used During Construction (AFUDC), caused by a higher average CWIP balance that is equity financed was completely offset by a decrease in capital credits, patronage dividends and other, caused by a loss in the second quarter of 2012 associated with the sale of vehicles and unused land.

Current Year to Date versus Prior Year to Date

Assignable margins increased $434.8 thousand, or 17.6%, during the first half of 2012 compared to the same period in 2011.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased $8.2 million, or 5.9%, in the first half of 2012 compared to the same period in 2011. This decrease was due primarily to lower fuel and purchased power expense recovered through the fuel and purchased power surcharge process and lower economy energy sales, which was somewhat offset by higher firm kWh sales.

Overall, retail revenue increased in the first half of 2012 compared to the same period in 2011. Retail base revenue did not materially change in the first half of 2012 compared to the same period in 2011. An increase in retail base revenue due to higher retail kWh sales was offset by a decrease in rates charged to retail customers. An increase in fuel expense associated with retail sales, offset by a decrease in purchased power expense, both of which are recovered through the fuel and purchased power surcharge process contributed to the overall increase in retail revenue in the first half of 2012 compared to the same period in 2011.

Wholesale revenue increased in the first half of 2012 compared to the same period in 2011. Wholesale base revenue did not materially change in the first half of 2012 compared to the same period in 2011. Higher kWh sales and an increase in overall rates charged to wholesale customers contributed to the immaterial increase in base revenue. An increase in fuel expense associated with wholesale sales, offset by a decrease in purchased power expense, both of which are recovered through the fuel and purchased power surcharge process contributed to the overall increase in wholesale revenue in the first half of 2012 compared to the same period in 2011. Economy energy revenue decreased during the first half of 2012 compared to the same period in 2011 due to less gas available under Chugach’s interruptible gas contract to make economy sales.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $13.7 million to Chugach’s fixed costs for the six months ended June 30, 2012, and approximately $13.7 million for the six months ended June 30, 2011, respectively.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the six months ended June 30, 2012 and 2011:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2012	2011	% Variance	2012	2011	% Variance	2012	2011	% Variance
Retail
Residential	$22.7	$22.7	0.0%	$15.7	$15.2	3.3%	$38.4	$37.9	1.3%
Small Commercial	$3.8	$3.8	0.0%	$3.4	$3.3	3.0%	$7.2	$7.1	1.4%
Large Commercial	$13.6	$13.6	0.0%	$14.0	$14.0	0.0%	$27.6	$27.6	0.0%
Lighting	$0.7	$0.6	16.7%	$0.1	$0.1	0.0%	$0.8	$0.7	14.3%
Total Retail	$40.8	$40.7	0.2%	$33.2	$32.6	1.8%	$74.0	$73.3	1.0%

Wholesale
HEA	$6.3	$6.0	5.0%	$12.5	$12.6	(0.8%)	$18.8	$18.6	1.1%
MEA	$10.8	$10.9	(0.9%)	$20.7	$20.1	3.0%	$31.5	$31.0	1.6%
SES	$0.7	$0.7	0.0%	$1.8	$1.7	5.9%	$2.5	$2.4	4.2%
Total Wholesale	$17.8	$17.6	1.1%	$35.0	$34.4	1.7%	$52.8	$52.0	1.5%

Economy Sales	$0.1	$0.9	(88.9%)	$1.4	$10.5	(86.7%)	$1.5	$11.4	(86.8%)
Miscellaneous	$0.8	$0.9	(11.1%)	$0.7	$0.4	75.0%	$1.5	$1.3	15.4%

Total Revenue	$59.5	$60.1	(1.0%)	$70.3	$77.9	(9.8%)	$129.8	$138.0	(5.9%)

The following table summarizes kWh sales for the six months ended June 30:

Customer	2012 kWh	2011 kWh
Retail	589,076,909	581,932,668
Wholesale	651,469,083	645,853,588
Economy Energy	18,648,000	133,368,000

Total	1,259,193,992	1,361,154,256

Base rates charged to retail and wholesale customers in the first half of 2012 include demand and energy base rate changes effective November 14, 2011, as a result of the SRF utilizing the twelve months ended June 30, 2011, and demand and energy base rate changes effective May 14, 2012, as a result of the SRF utilizing the twelve months ended December 31, 2011. Effectively, demand and energy base rates charged to retail customers decreased 0.7 percent, increased 4.6 percent and 0.3 percent to wholesale customers HEA and MEA, respectively, and decreased 1.7 percent to wholesale customer Seward in the first half of 2012 compared to the same period in 2011.

Total operating expenses decreased $6.9 million, or 5.5%, in the first half of 2012 over the same period in 2011.

Fuel expense decreased $6.6 million, or 10.0%, in the first half of 2012 compared to the same period in 2011. The decrease was due primarily to a decrease in fuel price and MCF used, which was primarily associated with the decrease in economy sales. In the first half of 2012, Chugach used 13,377,460 MCF of fuel at an average effective price of $5.06 per MCF, which included 1,768,379 MCF of fuel that was recorded as purchased power expense. In the first half of 2011, Chugach used 14,682,573 MCF of fuel at an average effective price of $5.12 per MCF, which included 1,818,887 MCF of fuel that was recorded as purchased power.

Production expense did not materially change in the first half of 2012 compared to the same period in 2011.

Purchased power expense, which included the cost of 1,768,379 MCF of fuel associated with purchases from Nikiski, decreased $1.6 million, or 12.6%, in the first half of 2012 compared to the same period in 2011. The decrease was due primarily to a decrease in the average effective price, primarily associated with the price of fuel. In the first half of 2012, Chugach purchased 253,753 MWh of energy at an average effective price of 4.09 cents per kWh. In the first half of 2011, Chugach purchased 225,910 MWh of energy at an average effective price of 5.31 cents per kWh.

Transmission expense decreased $0.8 million, or 21.3%, in the first half of 2012 compared to the same period in 2011. The decrease was due to the timing of transmission line clearing cycles and less substation maintenance in the first half of 2012 compared to the same period in 2011.

Distribution expense increased $1.2 million, or 21.3%, in the first half of 2012 compared to the same period in 2011. The increase was due primarily to higher costs associated with storm related line maintenance and right-of-way line clearing in the first half of 2012 compared to the same period in 2011.

Consumer accounts and administrative, general and other expense did not materially change in the first half of 2012 compared to the same period in 2011.

Depreciation and amortization expense did not materially change in the first half of 2012 compared to the same period in 2011.

Interest on long-term debt and other increased $1.9 million, or 18.6%, in the first half of 2012 compared to the same period in 2011. The increase was due to the interest associated with the 2012 bonds issued in January of 2012, which replaced less expensive commercial paper. The increase was also somewhat offset by the rate difference between the 2001 and 2002 Series A Bonds that matured on March 15, 2011 and February 1, 2012, and the 2011 Series A Bonds. A lower debt balance as a result of principal payments on our CoBank debt also contributed to offsetting the increase.

Interest charged to construction increased $3.5 million, or 394.5%, in the first half of 2012 compared to the same period in 2011 due primarily to an increase in the average CWIP balance that is debt financed, due primarily to expenditures associated with the SPP and an increase in the rate as the funding for SPP transitioned from commercial paper to fixed rate debt in January of 2012.

Non-operating margins did not materially change in the first half of 2012 compared to the same period in 2011. An increase in AFUDC, caused by a higher average CWIP balance that is equity financed was completely offset by a decrease in capital credits, patronage dividends and other, caused by a 2012 loss associated with the sale of vehicles and unused land compared to a 2011 gain associated with the sale of a set of turbine rotor blades.

Financial Condition

Assets

Total assets decreased $58.9 million, or 6.9%, from December 31, 2011 to June 30, 2012. Restricted cash equivalents decreased $120.1 million, or 98.4%, caused by the release of funds held for the retirement of the 2002 Series A Bonds on February 1, 2012. Investments in associated organizations decreased $0.7 million, or 6.0%, caused by a CoBank equity retirement in March of 2012 and fuel cost under-recovery decreased $0.9 million, or 74.9%, due to the over-collection of the prior quarter’s fuel and purchased power costs. Accounts receivable decreased $10.2 million, or 24.0%, caused by a decrease in the energy and fuel component of consumer’s invoices, a decrease in invoiced amounts for economy sales, fuel and current SPP costs. These decreases were offset to some degree by an increase in net utility plant, cash and cash equivalents, prepayments and deferred charges. Net utility plant increased $31.2 million, or 5.2%, due to extension and replacement of plant in excess of depreciation expense, primarily associated with SPP related expenditures. Cash and cash equivalents increased $38.4 million, or 224.1%, due to the net of excess funds received from the 2012 financing after retiring the balance of commercial paper outstanding and funding additional SPP related expenditures. Prepayments increased $1.6 million, or 81.6%, caused by the annual renewal of insurance and the prepayment of health and welfare premiums for 2012. Deferred charges also increased $1.8 million, or 6.9%, due primarily to expenditures associated with financing activity which exceeded the amortization of other deferred charges.

Liabilities and Equity

Total liabilities, equities and margins decreased $58.9 million, or 6.9%, from December 31, 2011 to June 30, 2012. Commercial paper decreased $175.0 million, or 100.0%, due to the proceeds from the 2012 financing which were used to pay the outstanding balance of commercial paper in January of 2012. Consumer deposits decreased $1.6 million, or 40.7%, due primarily to a decrease in prepaid customer accounts. Fuel payable decreased $5.6 million, or 23.0%, due primarily to a decrease in price and MCF used. Accounts payable decreased 10.2 million, 44.9%, due primarily to the timing of cash payments, which were primarily impacted by SPP related expenditures. These decreases were offset to some extent by increases in total equities and margins, the net of total long-term obligations and current installments of long-term obligations, fuel cost over-recovery, accrued interest and other liabilities. Total equities and margins increased $2.9 million, or 1.8%, due to the margins generated in the first half of 2012. The net of total long-term obligations and current installments of long-term obligations increased $116.8 million due to the issuance of the 2012 bonds in January of 2012, which was offset by the retirement of the 2002 Series A Bonds on February 1, 2012 and the principal payments on the 2011 bonds and CoBank debt. Fuel cost over-recovery increased $10.2 million, or 100%, caused by the over-recovery of the prior quarter’s fuel and purchased power costs. Accrued interest increased $1.9 million, or 27.8%, due primarily to the additional interest associated with the 2012 bonds and other liabilities increased $0.7 million, or 21.9%, caused primarily by an increase in the municipal underground ordinance payable.

LIQUIDITY AND CAPITAL RESOURCES

Summary

We ended the first half of 2012 with $55.5 million of cash and cash equivalents, up from $17.1 million at December 31, 2011. The excess proceeds from the 2012 financing not immediately used to pay off the outstanding balance of commercial paper is being utilized specifically for funding the remaining expenditures associated with SPP. We did not utilize the $50.0 million line of credit that we maintain with NRUCFC in the first half of 2012, therefore, this line of credit had no outstanding balance and our available borrowing capacity under this line was $50.0 million at June 30, 2012. Effective May 4, 2012, Chugach reduced its commercial paper commitment amount to $100.0 million and on June 29, 2012, amended and extended the Credit Agreement. The Amended and Extended Credit Agreement now expires on November 17, 2016. The participating banks include NRUCFC, KeyBank National Association, Bank of America, N.A., Bank of Montreal, CoBank, ACB and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch. We issued commercial paper in the first half of 2012 but had no outstanding balance at June 30, 2012, thus our available borrowing capacity under our Commercial Paper Program at June 30, 2012, was $100.0 million.

Cash equivalents consist of all highly liquid instruments with a maturity of three months or less upon acquisition and an overnight repurchase agreement with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2012 and 2011.

	2012	2011
Total cash provided by (used in):

Operating activities	$35,690,633	$14,806,176
Investing activities	62,253,176	(164,109,887)
Financing activities	(59,582,360)	143,373,537

Increase (decrease) in cash and cash equivalents	$38,361,449	$(5,930,174)

Operating Activities

Cash provided by operating activities was $35.7 million for the six-month period ended June 30, 2012, compared with $14.8 million for the six-month period ended June 30, 2011.

Assignable margins increased to $2.9 million in the first half of 2012, compared with $2.5 million in the first half of 2011. That increase in assignable margins was further increased by changes in operating assets and liabilities. The changes in operating assets and liabilities were due primarily to changes in accounts receivable, fuel cost under and over-recovery, materials and supplies, deferred charges, accounts payable and fuel. The accounts receivable change was due primarily to a change in the energy and fuel and purchased power component of consumer’s invoices and a change in invoiced amounts for economy sales, fuel and current SPP costs. The change in fuel cost under and over-recovery was due to the over-collection of fuel and purchased power costs recovered through the fuel and purchased power surcharge process, while the change in materials and supplies was due primarily to the change in inventory needed and used during the construction season. The change in deferred charges was due primarily to the difference between the deferred interest associated with the 2011 and 2012 financing. The change in accounts payable was due primarily to the timing of cash payments for goods and services. The change in fuel was due primarily to the timing of payments and the difference in price and quantity of fuel used in the first half of 2012 compared to the first half of 2011.

Investing Activities

Cash provided by investing activities was $62.3 million for the six-month period ended June 30, 2012, compared with $164.1 million used in the six-month period ended June 30, 2011. The change in cash provided by investing activities was due primarily to the release of restricted funds associated with the 2011 financing to repay the 2002 Series A Bonds on February 1, 2012 and the amount of construction expenditures, primarily associated with SPP related expenditures. Capital construction through June 30, 2012, was $58.4 million and is estimated at $103.6 million for the full year. Capital improvement expenditures are expected to increase during the third quarter as the construction season continues.

Financing Activities

Cash used in financing activities was $59.6 million for the six-month period ended June 30, 2012, compared to $143.4 million provided for the six-month period ended June 30, 2011. The change in cash provided by financing activities was due primarily to the difference in short-term needs, the repayment of short-term obligations with the proceeds from the 2012 financing and the use of restricted cash to repay the Series A Bonds in 2011 and 2012.

Sources of Liquidity

Chugach can satisfy its operational and capital cash requirements through internally generated funds, a $50.0 million line of credit from NRUCFC and a $100.0 million Commercial Paper Program. At June 30, 2012, there was no outstanding balance on our NRUCFC line of credit and no outstanding balance of commercial paper. Thus, at June 30, 2012, our available borrowing capacity under our line of credit was $50.0 million and our available commercial paper capacity was $100.0 million.

Until May 4, 2012, Chugach’s Commercial Paper Program was backed by a $300.0 million Unsecured Credit Agreement, executed on November 17, 2010, between NRUCFC, Bank of America, N.A., KeyBank National Association, JPMorgan Chase Bank, N.A., Bank of Montreal, CoBank, ACB, Goldman Sachs Bank USA, Bank of Taiwan, Los Angeles Branch and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch. Effective May 4, 2012, Chugach reduced the commitment amount to $100.0 million and on June 29, 2012, amended and extended the 2010 Credit Agreement. The current participating banks include NRUCFC, KeyBank National Association, Bank of America, N.A., Bank of Montreal, CoBank, ACB and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch. Chugach is expected to continue to issue commercial paper in 2012, as needed; however, the requirement for short-term borrowing has decreased. The Amended and Extended Credit Agreement expires on November 17, 2016.

Our commercial paper can be repriced between one day and two hundred seventy days. The average commercial paper balance for the quarter ended June 30, 2012, was $2.3 million with a corresponding weighted average interest rate of 0.36%. The maximum amount outstanding for the quarter ended June 30, 2012, was $13.0 million. The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate
January 2012	$62.7	0.27%
February 2012	$0.0	0.00%
March 2012	$8.0	0.38%
April 2012	$6.3	0.36%
May 2012	$0.8	0.35%
June 2012	$0.0	0.00%

Chugach has a term loan facility with CoBank. Loans made under that facility are evidenced by promissory notes governed by the Amended and Restated Master Loan Agreement dated January 19, 2011 and secured by the Second Amended and Restated Indenture.

At June 30, 2012, Chugach had the following note outstanding with this facility:

	Principal Balance	Interest Rate at June 30, 2012	Maturity Dates	Principal Payment Dates
2011 CoBank Note	$ 31,958,653	2.59%	2012-2022	2012 – 2022

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

CRITICAL ACCOUNTING POLICIES

Chugach’s accounting and reporting policies comply with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that effect results of operations and reported amounts of assets and liabilities in the financial statements. Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach’s financial condition and results of its operations, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with Chugach’s Audit Committee. The following policies are considered to be critical accounting policies for the quarter ended June 30, 2012.

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

Unbilled revenue

Chugach calculates unbilled retail revenue at the end of each month to ensure the recognition of a calendar month’s revenue. Chugach estimates calendar-month unbilled sales based on billing cycle sales and read dates, weather and hours of darkness to produce an estimate of calendar sales. This estimate of calendar sales is calibrated to deliveries measured at Chugach distribution substations, net of losses. The calendar sales estimate is multiplied by respective billing class determinants to produce an estimate of calendar month revenue. Chugach accrued $6.0 and $6.1 million of unbilled retail revenue at June 30, 2012 and 2011, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Information required by this Item is contained in Note 6 to the “Notes to Financial Statements” within Part I of this Form 10-Q.

OUTLOOK

Completing the construction of a new, highly efficient power generation facility, managing natural gas contracts and securing replacement revenue sources for wholesale customer loads that will be leaving in 2014, all while controlling operating expenses to minimize adverse customer rate impacts, are some of the major challenges Chugach has faced and will continue to face in the near and intermediate term. These issues, along with energy issues and plans at the state level, will shape how Chugach proceeds into the future.

Chugach has partnered with ML&P to construct and jointly own a new 183-megawatt (MW) natural gas fired power plant. Chugach will own and take approximately 70 percent of the new plant’s output and ML&P will own and take the remaining 30 percent. The plant is scheduled to be placed into service at the end of 2012. Chugach’s financing for the project was primarily completed in January of 2012 with the issuance of the 2012 Series A Bonds. In 2010, the RCA concluded that Chugach may include in future rates $197 million in costs attributable to three principal contracts to build the SPP when the plant becomes used and useful. A request to establish and approve SPP depreciation rates was filed in February of 2012. Chugach will request approval of the additional costs associated with the project in a general rate case that is expected to be filed in the fourth quarter of 2012.

We maintain issuer ratings from Standard & Poor’s Rating Services (S&P) and Fitch Ratings (Fitch). Moody’s Investors Service (Moody’s) withdrew its rating when Chugach repaid the 2002 Series A Bonds on February 1, 2012. For strictly economic reasons, we chose not to seek a new rating from Moody’s on any of our current long-term secured debt. S&P and Moody’s continue to rate our commercial paper.

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

The 2010 Alaska Legislature passed legislation that provides incentives to natural gas producers to enhance Cook Inlet oil and gas production. There are currently two independent producers mobilizing or using jack-up drill rigs in Cook Inlet to take advantage of those incentives. Other producers have recently drilled conventional wells. Although it is too early to tell if the incentives will pay off, independent producers do seem to be taking steps to enter the market. 2011 Cook Inlet petroleum lease sales were up and several gas producers new to Cook Inlet have plans to drill in 2012 and 2013. The State of Alaska recently took in approximately $6.9 million in bids at its area-wide Cook Inlet oil and gas lease sale, the second-highest dollar volume for a Cook Inlet sale since area-wide sales began in 1999. The three major bidders were all large current leaseholders and much of the bidding appeared to be filling in around existing leasehold positions. Hilcorp purchased Chevron’s subsidiary Union Oil Company of California January 1, 2012, and announced April 9, 2012, the purchase of Marathon Alaska Production assets with an effective date of January 1, 2012, which is currently pending regulatory approval. According to a filing with the RCA, Hilcorp “is poised to begin making substantial investments in its newly acquired Cook Inlet assets over the next several years.”

In addition to following exploration and production activity in the Cook Inlet area, Chugach is also closely monitoring potential pipeline options from the North Slope.

ConocoPhillips Alaska purchased Marathon Oil’s 30% share of the Kenai LNG plant effective September 26, 2011. ConocoPhillips and Marathon Oil had previously announced they would be ceasing exports from the LNG facility at Nikiski and putting it in “preservation mode,” leaving future options open. Operations were extended into November of 2011 and exports resumed in early 2012, however, the plants future remains unclear.

Cook Inlet Natural Gas Storage Alaska (CINGSA) began service April 1, 2012. The facility will have an initial storage capacity of 11 BCF so that local utilities, including Chugach, will have gas available to meet deliverability requirements during peak periods. Chugach’s share of the initial capacity is 2.4 BCF in 2012, reducing to 2.3 BCF in 2013. Injections into the facility began in 2012 while withdrawals of gas are expected to begin in the winter of 2012-2013. Chugach is entitled to withdraw gas at a rate of up to 35 million cubic feet (MMcf) per day in 2012-2013. The RCA approved inception rates and a tariff for the CINGSA facility on January 31, 2011 and a Firm Storage Service (FSS) Agreement between the seller and Chugach in July of 2011.

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

Chugach has been preparing for the loss of two of its wholesale customers for some time and has taken steps to reduce costs in order to mitigate the rate impact to our remaining customers. Financial management plan results indicate Chugach can sustain operations and meet financial covenants in the event these two customers leave the system.

Chugach is also pursuing replacement sources of revenue through potential new power sales agreements and transmission wheeling and ancillary services tariff revisions. We believe that cost reduction and containment, successful implementation of new power sales agreements and revised tariffs will mitigate anticipated rate increases in the 2014 and 2015 timeframe. However, we cannot assure that we will be able to replace sources of revenue or that any replacement of revenue sources, revised tariffs or our cost reduction and containment measures will fully counteract any anticipated rate increases in this timeframe.

In 2011, Chugach entered into a power purchase agreement with Fire Island Wind, LLC (FIW), a special purpose entity wholly owned by Cook Inlet Region, Inc. The project is comprised of eleven 1.6-megawatt wind turbine generators with a total nameplate capacity of 17.6 megawatts. The generators will be located on the southern part of Fire Island in Anchorage, Alaska. The transmission line will be paid for by a grant in the amount of approximately $25 million awarded by the State Legislature. The project is scheduled to be commercially operational by October 1, 2012. Purchased power costs will be recovered through our fuel and purchased power recovery process.

A State of Alaska Energy Policy approved by the legislature in 2010 included legislative intent that the state achieve a 15 percent increase in energy efficiency on a per capita basis between 2010 and 2020, receive 50 percent of its electric generation from renewable and alternative energy sources by 2025, work to ensure a reliable in-state gas supply for residents of the state, and that the state power project fund serve as the main source of state assistance for energy projects, remain a leader in petroleum and natural gas production and become a leader in renewable and alternative energy development. The main project moving Alaska toward its renewable energy goals is the Susitna-Watana Hydroelectric Project. The project is to be located on the Susitna River, approximately halfway between Anchorage and Fairbanks. The project capacity is expected to be between 600 to 800 megawatts and could provide up to half the electric energy needed in the Railbelt. The 2012 fiscal year State of Alaska capital budget contained $65.7 million for the Alaska Energy Authority (AEA) to conduct planning, design and permitting for this project and on December 29, 2011, AEA filed an application with FERC to begin the licensing process. On July 16, 2012, AEA submitted the proposed studies required to meet federal licensing requirements as part of the review process to meet environmental and safety standards. AEA plans to hold public meetings and comments can be filed with FERC through October 15, 2012. An updated study plan will be submitted in November and FERC will decide on the plan in December. Chugach will work with AEA and other parties on this effort.

The 2013 fiscal year State of Alaska capital budget contained appropriations for Chugach projects that will help contain the cost of power for ratepayers while improving reliability and increasing the amount of renewable energy on the system. Funding for these projects will flow through either the AEA or the Municipality of Anchorage.

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

Interest Rate Risk

At June 30, 2012, our short and long-term debt was comprised of our 2011 and 2012 Series A Bonds, our 2011 note owed to CoBank and outstanding commercial paper.

The interest rates of our 2011 Series A Bonds are fixed at 4.20 and 4.75 percent per annum, for Tranche A and Tranche B, respectively. The interest rates of our 2012 Series A Bonds are fixed at 4.01, 4.41 and 4.78 percent per annum, for Tranche A, Tranche B and Tranche C, respectively. At June 30, 2012, we had $514.3 million of 2011 and 2012 Series A Bonds outstanding. The fair value of the 2011 and 2012 Series A Bonds at June 30, 2012, was $542.9 million.

Chugach is exposed to market risk from changes in interest rates associated with our other credit facilities. Our credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the LIBOR or the base rate or prime rate of our lenders. A 100 basis-point change in interest rates would increase or decrease our interest expense by approximately $320.0 thousand, based on $32.0 million of variable rate debt outstanding at June 30, 2012.

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

In addition, there have been no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Chugach Electric Association’s annual membership meeting was held on May 17, 2012. One new board member was elected, while one current board member was re-elected. Total number of members of record was 66,824. Out of 9,954 ballots cast, new board member Sisi Cooper received 6,383 votes, while current board member James Nordlund received 6,421 votes. Their terms expire in May of 2015. Directors Janet Reiser, Susan Reeves, P. J. Hill and Jim Henderson were elected by the sitting board as Chair, Vice Chair, Treasurer and Secretary, respectively.

There were also four proposed bylaw amendments before the membership. The first proposal changed the member advisory council from a standing committee to an ad hoc committee. The second proposal expanded joint memberships. The third proposal included housekeeping amendments. The final proposal permitted the Board of Directors to set meeting fees for member committees. All proposals passed.

ITEM 6.	EXHIBITS

Amendment No. 1 to the Credit Agreement between the Registrant and NRUCFC, dated effective June 29, 2012

Letter Of Agreement between the Registrant and the International Brotherhood of Electrical Workers Local 1547, dated March 15, 2012

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

XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	For /s/ Lee D. Thibert
Bradley W. Evans
Chief Executive Officer

By:	/s/ Michael R. Cunningham
Michael R. Cunningham
Chief Financial Officer

Date:	August 9, 2012

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description

10.49.1	Amendment No. 1 to the Credit Agreement between the Registrant and NRUCFC dated effective June 29, 2012

10.60.2	Letter Of Agreement between the Registrant and the International Brotherhood of Electrical Workers Local 1547 dated March 15, 2012

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	XBRL (“Extensible Business Reporting Language”) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.