Form 10-Q
period 2012-09-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2012-11-09
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the financial statements of Chugach as of and for the three and nine months ended September 30, 2012, follow.

Chugach Electric Association, Inc.

Balance Sheets

(Unaudited)

Assets	September 30, 2012	December 31, 2011

Utility plant:
Electric plant in service	$885,289,091	$862,362,243
Construction work in progress	256,829,327	206,005,783

Total utility plant	1,142,118,418	1,068,368,026
Less accumulated depreciation	(493,683,745)	(470,282,210)

Net utility plant	648,434,673	598,085,816

Other property and investments, at cost:
Nonutility property	84,735	84,735
Investments in associated organizations	10,471,000	11,134,496
Special funds	534,235	420,783

Total other property and investments	11,089,970	11,640,014

Current assets:
Cash and cash equivalents	35,054,775	17,118,118
Special deposits	152,200	149,701
Restricted cash equivalents	1,953,085	122,006,738
Marketable securities	10,050,601	0
Fuel cost under-recovery	158,198	1,213,484
Accounts receivable, net	37,768,954	42,373,995
Materials and supplies	31,231,395	32,994,454
Fuel stock	8,971,841	0
Prepayments	2,570,768	1,911,789
Other current assets	281,681	229,858

Total current assets	128,193,498	217,998,137

Deferred charges, net	29,857,847	25,205,690

Total assets	$817,575,988	$852,929,657

Chugach Electric Association, Inc.

Balance Sheets (continued)

(Unaudited)

Liabilities, Equities and Margins	September 30, 2012	December 31, 2011

Equities and margins:
Memberships	$1,549,334	$1,517,488
Patronage capital	150,458,703	148,355,246
Other	11,372,355	11,358,692

Total equities and margins	163,380,392	161,231,426

Long-term obligations, excluding current installments:
Bonds payable	491,916,666	264,333,333
National Bank for Cooperatives note payable	29,680,420	31,756,775

Total long-term obligations	521,597,086	296,090,108

Current liabilities:
Current installments of long-term obligations	24,493,022	133,360,210
Commercial paper	7,500,000	175,000,000
Accounts payable	32,010,011	22,800,190
Consumer deposits	2,432,934	3,949,052
Fuel cost over-recovery	8,823,399	0
Accrued interest	1,056,370	6,843,473
Salaries, wages and benefits	8,731,808	7,597,691
Fuel	23,388,385	24,399,157
Other current liabilities	4,590,742	3,350,692

Total current liabilities	113,026,671	377,300,465

Deferred compensation	534,235	420,783
Deferred liabilities	2,929,110	1,703,277
Patronage capital payable	6,646,068	6,646,068
Deferred proceeds on sale of asset	9,462,426	9,537,530

Total liabilities, equities and margins	$817,575,988	$852,929,657

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Operating revenues	$62,675,511	$68,778,352	$192,488,013	$206,790,101

Operating expenses:
Fuel	30,536,763	35,351,057	89,976,114	101,385,372
Production	4,364,786	4,383,225	12,821,523	12,466,858
Purchased power	5,513,024	5,925,351	16,723,345	18,744,592
Transmission	1,481,332	1,588,996	4,294,173	5,163,878
Distribution	3,394,077	3,268,367	10,452,327	9,089,035
Consumer accounts	1,603,632	1,330,126	4,496,725	4,085,071
Administrative, general and other	5,188,262	5,494,955	16,784,922	16,785,365
Depreciation and amortization	8,118,653	8,167,673	24,395,611	24,478,626

Total operating expenses	60,200,529	65,509,750	179,944,740	192,198,797

Interest expense:
Long-term debt and other	6,016,325	4,059,234	17,879,791	14,058,833
Charged to construction	(2,520,460)	(515,030)	(6,968,904)	(1,414,606)

Interest expense, net	3,495,865	3,544,204	10,910,887	12,644,227

Net operating margins	(1,020,883)	(275,602)	1,632,386	1,947,077

Nonoperating margins:
Interest income	77,448	74,377	231,085	223,305
Allowance for funds used during construction	66,031	54,632	195,611	101,907
Capital credits, patronage dividends and other	118,008	32,586	92,454	89,827

Total nonoperating margins	261,487	161,595	519,150	415,039

Assignable margins	$(759,396)	$(114,007)	$2,151,536	$2,362,116

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months ended September 30
	2012	2011
Cash flows from operating activities:
Assignable margins	$2,151,536	$2,362,116

Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation	24,395,611	24,478,626
Amortization and depreciation cleared to operating expenses	4,039,569	4,173,013
Allowance for funds used during construction	(195,611)	(101,907)
Loss on disposal of assets	336,845	0
Other	(37,050)	(13,885)
(Increase) decrease in assets:
Accounts receivable, net	4,605,041	(6,444,469)
Fuel cost under-recovery	1,055,286	(3,440,851)
Materials and supplies	1,512,390	2,108,877
Fuel stock	(8,971,841)	0
Prepayments	(658,979)	(1,174,976)
Other assets	(564)	(1,954,745)
Deferred charges	(5,301,844)	(4,670,710)
Increase (decrease) in liabilities:
Accounts payable	3,298,330	1,845,200
Consumer deposits	(1,516,118)	(1,108,018)
Fuel cost over-recovery	8,823,399	0
Accrued interest	(5,787,103)	(4,211,249)
Salaries, wages and benefits	1,134,117	968,069
Fuel	(1,010,772)	1,346,727
Other current liabilities	2,125,966	1,979,633
Deferred liabilities	(69,380)	(15,018)

Net cash provided by operating activities	29,928,828	16,126,433

Cash flows from investing activities:
Investment in associated organizations	663,697	1,153,470
Investment in restricted cash equivalents	0	(270,000,000)
Investment in marketable securities	(10,007,254)	0
Proceeds from restricted cash equivalents	120,000,000	150,000,000
Extension and replacement of plant	(71,155,744)	(81,942,547)

Net cash provided by (used in) investing activities	39,500,699	(200,789,077)

Cash flows from financing activities:
Payments for debt issue costs	(1,850,199)	(1,882,693)
Proceeds from short-term obligations	20,500,000	62,500,000
Proceeds from long-term obligations	250,000,000	275,000,000
Repayments of short-term obligations	(188,000,000)	0
Repayments of long-term obligations	(133,360,210)	(152,565,812)
Memberships and donations received	45,509	162,215
Retirement of patronage capital and estate payments	(48,079)	(255,111)
Net receipts on consumer advances for construction	1,220,109	335,198

Net cash (used in) provided by financing activities	(51,492,870)	183,293,797

Net change in cash and cash equivalents	17,936,657	(1,368,847)
Cash and cash equivalents at beginning of period	$17,118,118	$12,070,713

Cash and cash equivalents at end of period	$35,054,775	$10,701,866

Supplemental disclosure of non-cash investing and financing activities:
Retirement of plant	$1,797,561	$4,141,911
Extension and replacement of plant included in accounts payable	$21,260,378	$25,031,907
Supplemental disclosure of cash flow information - interest expense paid, net of amounts capitalized	$15,568,633	$13,110,392

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2012 and 2011

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

September 30, 2012 and 2011

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

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the nine month periods ended September 30, 2012 and 2011 was in compliance with that provision. In addition, Chugach collects sales tax and is assessed gross receipts and excise taxes which are presented on a net basis in accordance with FASB ASC 605-45-50, “Topic 605 – Revenue Recognition – Subtopic 45 – Principal Agent Considerations – Section 50 – Disclosure.”

Chugach applies a more-likely-than-not recognition threshold for all tax uncertainties. FASB ASC 740, “Topic 740 – Income Taxes,” only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. Chugach’s management reviewed Chugach’s tax positions and determined there were no outstanding or retroactive tax positions that were not highly certain of being sustained upon examination by the taxing authorities.

d.	Accounts Receivable

Included in accounts receivable are invoiced amounts to ML&P for fuel and their share of current Southcentral Power Project (SPP) costs, which amounted to $5.7 and $4.8 million at September 30, 2012 and December 31, 2011, respectively.

e.	Fuel Stock

Fuel Stock is the cost of fuel injected into the Cook Inlet Natural Gas Storage Alaska (CINGSA), which began service in the second quarter of 2012. Chugach’s injections amounted to $9.0 million at September 30, 2012. Limited withdrawals of gas began in the third quarter of 2012.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2012 and 2011

f.	Marketable Securities

In September of 2012, Chugach implemented a bond and equity investment portfolio approved by the Board of Directors on August 29, 2012. Chugach’s initial investment was $10.0 million. The investments are classified as marketable securities, reported at fair value with gains and losses included in earnings. At September 30, 2012, the carrying amount and fair value was $10.1 million.

4.	REGULATORY MATTERS

Modification to Certificate of Public Convenience and Necessity

On May 29, 2012, Chugach submitted a request to amend its service area contained within its certificate of public convenience and necessity to include Fire Island, the City of Whittier, and to adjust the service area boundary between Chugach and the City of Seward, d/b/a Seward Electric System in the Moose Pass area where both utilities are currently authorized to provide electric service. Chugach also requested that its service area be modified to include the areas of expansion in which electric service is currently being provided but are not described in Chugach’s certificate, and to include other service areas where potential future customer requests for electric service can be reasonably expected. Chugach is also proposing that several sections of its certificate be removed as these areas are well outside of any reasonable likelihood of service requests. On July 9, 2012, the City of Seward submitted comments in support of resolving the boundary area overlap between Chugach and Seward. Seward did not oppose the service area changes proposed by Chugach. A hearing was held on September 4, 2012, in which Chugach made a presentation on the proposed modifications to its service territory and responded to questions from the RCA, who is expected to issue a ruling on Chugach’s request by the end of November 2012.

Petition to Establish Depreciation Rates for the SPP

Chugach submitted proposed depreciation rates for the SPP on February 22, 2012, with a recommended 35 year life for the project. The filing also included depreciation rates for transmission plant specific to the project with a recommended life consistent with the depreciation rates of Chugach’s existing transmission assets. The RCA opened Docket U-12-009 on March 2, 2012, to adjudicate the case. Petitions to intervene were received from the Attorney General (AG), HEA and MEA. No responsive testimony was received from any of the parties. A hearing was held on July 2, 2012. On August 31, 2012, the RCA issued an order in the case, accepting depreciation rates for the SPP with an effective date equal to its in-service date, requested filing requirements and closed the docket.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2012 and 2011

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

Fire Island Wind Project

On October 10, 2011, the RCA issued an order approving Chugach’s request for assurance of cost recovery associated with a new power purchase agreement (PPA) between Chugach and Fire Island Wind, LLC (FIW), a special purpose entity wholly-owned by Cook Inlet Region, Inc. The PPA is a 25-year agreement whereby Chugach purchases the output of the facility commencing January 1, 2013. The Fire Island Wind project is comprised of eleven 1.6- megawatt wind turbine generators with a total nameplate capacity of 17.6 megawatts which are expected to generate approximately 50,000 megawatt hours (MWh) per year. The generators will be located on the southern part of Fire Island, three miles west of Anchorage, Alaska. Chugach began receiving power from the project on August 17, 2012. An affiliate of FIW is responsible for the construction of the interconnection between the project and Chugach’s transmission system. Chugach is the recipient of a grant in the amount of approximately $25.0 million appropriated from the State of Alaska. The grant will be used to offset construction of the transmission line. Construction expenditures applied against the grant were $19.2 million in the first nine months of 2012 and $23.2 million for the total project to date. Chugach is not expected to incur any unreimbursed capital costs associated with this line and will acquire the line once construction is successfully completed.

Chugach submitted a specific rate recovery plan in compliance with U-11-100(5) on April 2, 2012, and project status reports on June 30, 2012 and October 31, 2012. The rate recovery plan addressed customer intergenerational impacts resulting from purchases made under the PPA’s fixed pricing structure. The RCA held a hearing on June 5, 2012, for Chugach to supplement its filing with an oral presentation explaining the rate impacts and equities to ratepayers. As a result of the hearing, Chugach submitted an updated rate recovery proposal on July 31, 2012, requesting that purchases made under the PPA be recovered on a direct cost basis for recovery through the fuel and purchased power surcharge process. Chugach withdrew its April 2, 2012, compliance filing.

On September 28, 2012, the RCA opened a new docket and issued an order granting Chugach interim approval of its cost disclosure and rate recovery proposals relating to the Fire Island wind project. Final approval of the rate recovery proposal, including the proposed billing method and cost disclosure language is expected by April 27, 2013.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2012 and 2011

Regulatory Assets

Storm Expenditures

On November 8, 2012, Chugach submitted a petition to the RCA requesting authorization to create a regulatory asset for deferred recovery of expenditures associated with extensive storm damage that occurred in September of 2012. Repeated windstorms were followed by considerable amounts of rain, resulting in outages and flooding, primarily caused by falling and uprooted trees. Chugach requested approval to recover the costs in future electric rates over a twelve month period. The deferral of storm related costs is expected to total $1.8 million.

Interest and Financing Costs

On January 11, 2012, Chugach issued $75.0 million of First Mortgage Bonds (2012 Series A, Tranche A) at an interest rate of 4.01 percent, $125.0 million of First Mortgage Bonds (2012 Series A, Tranche B) at an interest rate of 4.41 percent and $50.0 million of First Mortgage Bonds (2012 Series A, Tranche C) at an interest rate of 4.78 percent. The proceeds of the 2012 Series A Bonds were used to repay outstanding commercial paper and to finance the SPP construction.

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

The RCA opened Docket U-12-015 on March 21, 2012. On May 22, 2012, Chugach and the AG of the State of Alaska submitted a stipulation whereby the AG did not oppose the regulatory and accounting treatment requested by Chugach. On June 19, 2012, the RCA issued Order No. 2 accepting the stipulation and closing the docket.

2012 General Rate Case

In anticipation of filing the 2012 general rate case in the fourth quarter of 2012, on July 25, 2012, the Chugach Board of Directors approved the temporary suspension of Chugach’s participation in the Simplified Rate Filing (SRF) process pending the final resolution of the 2012 general rate case. Due to an updated SPP schedule, Chugach withdrew its filing for temporary suspension of its participation in the SRF process and filed its scheduled SRF for the test year ended June 30, 2012. Chugach is expected to file its 2012 general rate case near the expected commercial operation date of the SPP.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2012 and 2011

June 30, 2012 Test Year Simplified Rate Filing

On September 28, 2012, Chugach submitted a SRF to the RCA and requested a system demand and energy rate decrease of 1.7 percent, or approximately $1.9 million on an annual basis. The filing was based on the June 30, 2012 test year for proposed rate adjustments effective in November 2012. On a customer class basis, Chugach requested demand and energy rate decreases of 1.7 percent to Chugach retail customers and decreases of 2.1 and 1.9 percent to its wholesale customers HEA and MEA, respectively, and a 1.6 percent increase to Seward. The RCA is expected to issue an order by mid November 2012.

December 31, 2011 Test Year Simplified Rate Filing

On March 30, 2012, Chugach submitted a SRF to the RCA and requested a system demand and energy rate decrease of 0.1 percent, or approximately $0.8 million on an annual basis. The filing was based on the December 31, 2011 test year for proposed rate adjustments effective in May 2012. On a customer class basis, Chugach requested demand and energy rate increases of 1.3 percent to Chugach retail customers and decreases of 2.9 percent to its wholesale classes. The RCA issued a letter order on May 10, 2012, approving the filing. The updated rates were effective on and after May 14, 2012.

Economy Energy Sales and Transmission Wheeling Service

On April 23, 2012, Chugach submitted a filing to the RCA requesting approval to update its economy energy and transmission wheeling services tariffs to reflect current costs and operating conditions associated with transactions at the bulk power supply level. After public comments and meetings Chugach withdrew the filing and will file updated rates for transmission and related ancillary services in conjunction with its 2012 general rate case.

5.	DEBT

Lines of Credit

Chugach maintains a $50 million line of credit with National Rural Utilities Cooperative Finance Corporation (NRUCFC). Chugach did not utilize this line of credit in the first nine months of 2012, and therefore had no outstanding balance at September 30, 2012. In addition, Chugach did not utilize this line of credit during 2011 and had no outstanding balance at December 31, 2011. The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC. At September 30, 2012, and December 31, 2011, the borrowing rate was 3.20%.

The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2012 and 2011

On September 26, 2012, the Board of Directors approved a resolution to renew this line of credit under substantially the same terms as the previous agreement. The NRUCFC line of credit now expires October 12, 2017.

This line of credit is immediately available for unconditional borrowing.

Commercial Paper

On November 17, 2010, Chugach entered into a $300.0 million Unsecured Credit Agreement intended to back the commercial paper program. The participating banks were NRUCFC, Bank of America, N.A., KeyBank National Association, JPMorgan Chase Bank, N.A., Bank of Montreal, CoBank, ACB, Goldman Sachs Bank USA, Bank of Taiwan, Los Angeles Branch and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch. Effective May 4, 2012, Chugach reduced the commitment amount to $100.0 million and on June 29, 2012, amended and extended the Credit Agreement. Amendment No. 1 to the Credit Agreement updated the pricing and extended the term. The new pricing includes an all-in drawn spread of one month London Interbank Offered Rate (LIBOR) plus 107.5 basis points, along with a 17.5 basis points facility fee (based on an A-/A3 unsecured debt rating). The Amended and Extended Credit Agreement now expires on November 17, 2016. The participating banks include NRUCFC, KeyBank National Association, Bank of America, N.A., Bank of Montreal, CoBank, ACB and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch. Chugach is expected to continue to issue commercial paper in 2012, as needed, however, the requirement for short-term borrowing has decreased. At September 30, 2012, Chugach had $7.5 million of commercial paper outstanding. At December 31, 2011, Chugach had $175.0 million of commercial paper outstanding. Our commercial paper can be repriced between one day and two hundred seventy days.

The following table provides information regarding average commercial paper balances outstanding for the quarter ended September 30 (dollars in millions), as well as corresponding weighted average interest rates:

2012		2011
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$1.4	0.34%	$139.9	0.28%

Chugach has a term loan facility with CoBank. Loans made under that facility are evidenced by promissory notes governed by the Amended and Restated Master Loan Agreement dated January 19, 2011 and secured by the Second Amended and Restated Indenture. At September 30, 2012, Chugach had $31.8 million outstanding with CoBank.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2012 and 2011

6.	RECENT ACCOUNTING PRONOUNCEMENTS

ASC Update 2012-04 “Technical Amendments and Improvements”

In October 2012, the FASB issued ASC Update 2012-04, “Technical Amendments and Improvements.” ASC Update 2012-04 amends a wide range of Topics in the FASB Codification, however the main provisions were to correct source literature guidance, provide clarity by updating and correcting wording and references, relocating guidance to a more appropriate location within the Codification, and conform terminology and clarify guidance to fully reflect the fair value measurement and disclosure requirements of Topic 820. This update is effective for the first interim or annual reporting period beginning after December 15, 2012. Chugach will begin application of ASC 2012-04 on January 1, 2013. Adoption is not expected to have any incremental effect on results of operations, financial position, and cash flows.

ASC Update 2012-03 “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)”

In August 2012, the FASB issued ASC Update 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update).” ASC Update 2012-03 amends various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin (SAB) No. 114, which revised or removed portions of the interpretive guidance included in the FASB Codification of the SAB Series to ensure consistency of referencing throughout the SAB Series. This update is effective upon issuance. Chugach began application of ASC 2012-03 on its issuance date of August 27, 2012. Adoption did not have any incremental effect on results of operations, financial position, and cash flows.

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

September 30, 2012 and 2011

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

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2012 and 2011

The table below presents the balance of Chugach’s overnight repurchase agreement, money market and restricted cash equivalent assets measured at fair value on a recurring basis at September 30, 2012, and December 31, 2011.

	Total	Level 1	Level 2	Level 3
September 30, 2012
Repurchase agreement	$100	$0	$100	$0
Marketable securities	$10,050,601	$10,050,601	$0	$0
Money market	$27,323,954	$27,323,954	$0	$0
Restricted cash equivalents	$1,953,085	$1,953,085	$0	$0

December 31, 2011
Repurchase agreement	$100	$0	$100	$0
Money markets	$10,000,000	$10,000,000	$0	$0
Restricted cash equivalents	$122,006,738	$122,006,738	$0	$0

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

Fair Value of Financial Instruments

The estimated fair values (in thousands) of the long-term obligations included in the financial statements at September 30, 2012, are as follows:

	Carrying Value	Fair Value
Long-term obligations (including current installments)	$546,090	$579,726

Level 1 measurement was used to determine the fair value of the 2011 and 2012 Series A Bonds. Level 2 measurements were used to determine all other long-term obligations.

8.	ENVIRONMENTAL MATTERS

The Clean Air Act and Environmental Protection Agency (EPA) regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants. Some Clean Air Act programs that regulate electric utilities, notably the Title IV “acid rain” requirements, do not apply to facilities located in Alaska. In 2008, the EPA vacated regulations to limit mercury emissions from fossil-fired, steam-electric generating facilities.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2012 and 2011

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

The SPP is required by its Air Quality Permit to collect ambient air background data. Data collection began on September 1, 2011 and continued through August 31, 2012. Alaska Department of Environmental Conservation (ADEC) is currently validating the collected data in accordance with provisions of the Air Quality Permit for the SPP.

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

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2012 and 2011

Chugach executed a gas turbine purchase agreement for the purchase of three gas turbines and a spare engine for maintenance purposes with GE Packaged Power, Inc. (GEPP). Chugach has also executed an owner’s engineer services contract, a services contract for the shipment of the combustion turbine generators and related accessories, a steam turbine generator (STG) purchase agreement, an engineering, procurement, and construction (EPC) contract, a once through steam generator (OTSG) equipment and transportation contract and amended the contract for transportation of combustion turbine generators to include transportation of the steam turbine generator. All equipment, including the spare engine, has been received. Chugach received an air quality permit from the Alaska Department of Environmental Conservation in 2010, allowing the project to begin construction in the spring of 2011 as planned. On March 15, 2011, the initial building permit was received from the Municipality of Anchorage. Chugach made payments of $52.1 million in the first nine months of 2012, with additional payments of $50.3 million expected in 2012 pursuant to its contracts associated with the SPP.

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

Economy Energy Sales

On October 5, 2012, Chugach and GVEA finalized arrangements for Chugach to provide economy energy to GVEA between November 2012 and March 2015. Sales will be made under the terms and conditions of Chugach’s economy energy sales tariff. The price to GVEA will include the cost of fuel, variable operations and maintenance expense and a margin. Chugach has also entered into gas supply arrangements for GVEA economy energy sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information contained under the caption “CAUTION REGARDING FORWARD-LOOKING STATEMENTS” at the beginning of this report.

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins decreased $0.6 million, or 566.1%, during the third quarter of 2012 compared to the same quarter in 2011, due primarily to a decrease in revenue caused by lower economy energy sales during the third quarter of 2012 compared to the same quarter in 2011.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased $6.1 million, or 8.9%, in the third quarter of 2012 compared to the same quarter in 2011. This decrease was due primarily to lower fuel expense recovered through the fuel and purchased power adjustment process and lower economy energy kilowatt hour (kWh) sales.

Overall, retail and wholesale revenue decreased in the third quarter of 2012 compared to the same quarter in 2011. Retail and wholesale base revenue did not materially change in the third quarter of 2012 compared to the same period in 2011. A decrease in fuel expense caused primarily by less thousand cubic feet (MCF) used and a lower average effective price, which is recovered in revenue through the fuel and purchased power adjustment process, was the primary cause of the overall decrease in retail and wholesale revenue in the third quarter of 2012 compared to the same quarter in 2011.

Economy energy revenue decreased in the third quarter of 2012 compared to the same period in 2011 due to less gas available under Chugach’s interruptible gas contract to make economy sales.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $6.5 million to Chugach’s fixed costs for the quarter ended September 30, 2012, and $6.3 million for the quarter ended September 30, 2011.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended September 30, 2012 and 2011:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2012	2011	% Variance	2012	2011	% Variance	2012	2011	% Variance
Retail
Residential	$9.9	$9.9	0.0%	$7.0	$7.6	(7.9%)	$16.9	$17.5	(3.4%)
Small Commercial	$1.8	$1.7	5.9%	$1.6	$1.7	(5.9%)	$3.4	$3.4	0.0%
Large Commercial	$6.9	$6.9	0.0%	$7.6	$8.2	(7.3%)	$14.5	$15.1	(4.0%)
Lighting	$0.2	$0.3	(33.3%)	$0.1	$0.1	0.0%	$0.3	$0.4	(25.0%)
Total Retail	$18.8	$18.8	0.0%	$16.3	$17.6	(7.4%)	$35.1	$36.4	(3.6%)

Wholesale
HEA	$3.1	$3.1	0.0%	$6.9	$6.9	(0.0%)	$10.0	$10.0	0.0%
MEA	$4.9	$4.7	4.3%	$9.8	$10.3	(4.9%)	$14.7	$15.0	(2.0%)
SES	$0.3	$0.4	(25.0%)	$0.9	$1.0	(10.0%)	$1.2	$1.4	(14.3%)
Total Wholesale	$8.3	$8.2	1.2%	$17.6	$18.2	(3.3%)	$25.9	$26.4	(1.9%)

Economy Sales	$0.1	$0.4	(75.0%)	$0.8	$5.0	(84.0%)	$0.9	$5.4	(83.3%)
Miscellaneous	$0.5	$0.5	0.0%	$0.3	$0.1	200.0%	$0.8	$0.6	33.3%

Total Revenue	$27.7	$27.9	(0.7%)	$35.0	$40.9	(14.4%)	$62.7	$68.8	(8.9%)

The following table summarizes kWh sales for the quarters ended September 30:

Customer	2012 kWh	2011 kWh

Retail	265,598,972	265,025,549
Wholesale	310,216,577	297,510,320
Economy Energy	7,602,000	61,375,000

Total	583,417,549	623,910,869

Base rates charged to retail and wholesale customers in the third quarter of 2012 include demand and energy base rate changes effective November 14, 2011, as a result of the SRF utilizing the twelve months ended June 30, 2011 and demand and energy base rate changes effective May 14, 2012, as a result of the SRF utilizing the twelve months ended December 31, 2011. Effectively, demand and energy base rates charged to retail customers decreased 0.9% and increased 0.3% to wholesale customer HEA, and decreased 2.3% and 5.6% to wholesale customers MEA and Seward, respectively, in the third quarter of 2012 compared to the same period in 2011.

Total operating expenses decreased $5.3 million, or 8.1%, in the third quarter of 2012 over the same quarter in 2011.

Fuel expense decreased $4.8 million, or 13.6%, in the third quarter of 2012 compared to the same quarter in 2011. The decrease was due primarily to a decrease in fuel price and MCF used, which was primarily associated with the decrease in economy sales. In the third quarter of 2012, Chugach used 6,583,658 MCF of fuel at an average effective price of $4.98 per MCF, which included 914,789 MCF of fuel that was recorded as purchased power expense. In the third quarter of 2011, Chugach used 6,960,832 MCF of fuel at an average effective price of $5.69 per MCF, which included 765,743 MCF of fuel that was recorded as purchased power.

Production expense did not materially change in the third quarter of 2012 compared to the same quarter in 2011.

Purchased power expense, which included the cost of 914,789 MCF of fuel associated with purchases from the Nikiski Cogeneration plant (Nikiski), decreased $0.4 million, or 7.0%, in the third quarter of 2012 compared to the same quarter in 2011, due primarily to a lower average effective price, largely associated with the price of fuel. In the third quarter of 2012, Chugach purchased 121,297 MWh of energy at an average effective price of 4.18 cents per kWh. In the third quarter of 2011, Chugach purchased 96,603 MWh of energy at an average effective price of 5.71 cents per kWh.

Transmission expense did not materially change in the third quarter of 2012 compared to the same quarter in 2011.

Distribution expense did not materially change in the third quarter of 2012 compared to the same quarter in 2011.

Consumer accounts increased $0.3 million, or 20.6%, due primarily to higher labor and allocated costs associated with a new customer information and billing system in the third quarter of 2012 compared to the same quarter in 2011.

Administrative, general and other expense decreased $0.3 million, or 5.6%, due primarily to lower legal expense in the third quarter of 2012 compared to the same quarter in 2011.

Depreciation and amortization expense did not materially change in the third quarter of 2012 compared to the same quarter in 2011.

Interest on long-term and other debt increased $2.0 million, or 48.2%, in the third quarter of 2012 compared to the same quarter in 2011. The increase was due to the interest associated with the 2012 bonds issued in January of 2012, which replaced less expensive commercial paper. The increase was somewhat offset by the rate difference between the 2002 Series A Bonds that matured on February 1, 2012, and the 2011 Series A Bonds. A lower debt balance as a result of principal payments on our CoBank debt also contributed to offsetting the increase.

Interest charged to construction increased $2.0 million, or 389.4%, in the third quarter of 2012 compared to the same quarter in 2011 due primarily to an increase in the average Construction Work in Progress (CWIP) balance that is debt financed, due primarily to expenditures associated with the SPP and an increase in the rate as the funding for the SPP transitioned from commercial paper to fixed rate debt in January of 2012.

Non-operating margins did not materially change in the third quarter of 2012 compared to the same quarter in 2011.

Current Year to Date versus Prior Year to Date

Assignable margins did not materially change in the first nine months of 2012 compared to the same period in 2011.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased $14.3 million, or 6.9%, in the first nine months of 2012 compared to the same period in 2011. This decrease was due primarily to lower fuel and purchased power expense recovered through the fuel and purchased power adjustment process and lower economy energy sales, which was somewhat offset by higher firm kWh sales.

Overall, retail revenue decreased in the first nine months of 2012 compared to the same period in 2011. An increase in retail base revenue due to higher retail kWh sales was somewhat offset by a decrease in rates charged to retail customers. A decrease in fuel expense associated with retail sales and a decrease in purchased power expense, both of which are recovered through the fuel and purchased power adjustment process contributed to the overall decrease in retail revenue in the first nine months of 2012 compared to the same period in 2011.

Wholesale revenue decreased in the first nine months of 2012 compared to the same period in 2011. An increase in wholesale base revenue due to higher kWh sales was more than offset by a decrease in fuel and purchased power expense, both of which are recovered through the fuel and purchased power adjustment process. Economy energy revenue decreased during the first nine months of 2012 compared to the same period in 2011 due to less gas available under Chugach’s interruptible gas contract to make economy sales.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $20.2 million to Chugach’s fixed costs for the nine months ended September 30, 2012, and approximately $20.0 million for the nine months ended September 30, 2011, respectively.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the nine months ended September 30, 2012 and 2011:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2012	2011	% Variance	2012	2011	% Variance	2012	2011	% Variance
Retail
Residential	$32.6	$32.6	0.0%	$22.7	$22.8	(0.4%)	$55.3	$55.4	(0.2%)
Small Commercial	$5.6	$5.5	1.8%	$5.0	$5.0	0.0%	$10.6	$10.5	1.0%
Large Commercial	$20.5	$20.4	0.5%	$21.6	$22.2	(2.7%)	$42.1	$42.6	(1.2%)
Lighting	$0.9	$1.0	(10.0%)	$0.2	$0.2	0.0%	$1.1	$1.2	(8.3%)
Total Retail	$59.6	$59.5	0.2%	$49.5	$50.2	(1.4%)	$109.1	$109.7	(0.5%)

Wholesale
HEA	$9.4	$9.1	3.3%	$19.4	$19.5	(0.5%)	$28.8	$28.6	0.7%
MEA	$15.7	$15.6	0.6%	$30.5	$30.4	0.3%	$46.2	$46.0	0.4%
SES	$1.0	$1.0	0.0%	$2.7	$2.7	0.0%	$3.7	$3.7	0.0%
Total Wholesale	$26.1	$25.7	1.6%	$52.6	$52.6	0.0%	$78.7	$78.3	0.5%

Economy Sales	$0.2	$1.3	(84.6%)	$2.2	$15.5	(85.8%)	$2.4	$16.8	(85.7%)
Miscellaneous	$1.3	$1.5	(13.3%)	$1.0	$0.5	100.0%	$2.3	$2.0	15.0%

Total Revenue	$87.2	$88.0	(0.9%)	$105.3	$118.8	(11.4%)	$192.5	$206.8	(6.9%)

The following table summarizes kWh sales for the nine months ended September 30:

Customer	2012 kWh	2011 kWh

Retail	854,675,881	846,958,217
Wholesale	961,685,660	943,363,908
Economy Energy	26,250,000	194,743,000

Total	1,842,611,541	1,985,065,125

Base rates charged to retail and wholesale customers in the first nine months of 2012 include demand and energy base rate changes effective November 14, 2011, as a result of the SRF utilizing the twelve months ended June 30, 2011, and demand and energy base rate changes effective May 14, 2012, as a result of the SRF utilizing the twelve months ended December 31, 2011. Effectively, demand and energy base rates charged to retail customers decreased 0.8 percent, increased 3.2 percent to wholesale customer HEA and decreased 0.6 and 3.1 percent to wholesale customers MEA and Seward, respectively, in the first nine months of 2012 compared to the same period in 2011.

Total operating expenses decreased $12.3 million, or 6.4%, in the first nine months of 2012 over the same period in 2011.

Fuel expense decreased $11.4 million, or 11.3%, in the first nine months of 2012 compared to the same period in 2011. The decrease was due primarily to a decrease in fuel price and MCF used, which was primarily associated with the decrease in economy sales. In the first nine months of 2012, Chugach used 19,961,118 MCF of fuel at an average effective price of $5.03 per MCF, which included 2,683,168 MCF of fuel that was recorded as purchased power expense. In the first nine months of 2011, Chugach used 21,643,405 MCF of fuel at an average effective price of $5.31 per MCF, which included 2,584,630 MCF of fuel that was recorded as purchased power.

Production expense did not materially change in the first nine months of 2012 compared to the same period in 2011.

Purchased power expense, which included the cost of 2,683,168 MCF of fuel associated with purchases from Nikiski, decreased $2.0 million, or 10.8%, in the first nine months of 2012 compared to the same period in 2011. The decrease was due primarily to a decrease in the average effective price, largely associated with the price of fuel. In the first nine months of 2012, Chugach purchased 375,049 MWh of energy at an average effective price of 4.12 cents per kWh. In the first nine months of 2011, Chugach purchased 322,513 MWh of energy at an average effective price of 5.43 cents per kWh.

Transmission expense decreased $0.9 million, or 16.8%, in the first nine months of 2012 compared to the same period in 2011. The decrease was due to the timing of transmission line clearing cycles and less substation maintenance in the first nine months of 2012 compared to the same period in 2011.

Distribution expense increased $1.4 million, or 15.0%, in the first nine months of 2012 compared to the same period in 2011. The increase was due primarily to higher costs associated with storm related line maintenance and right-of-way line clearing in the first nine months of 2012 compared to the same period in 2011.

Consumer accounts did not materially change in the first nine months of 2012 compared to the same period in 2011.

Administrative, general and other expense did not materially change in the first nine months of 2012 compared to the same period in 2011.

Depreciation and amortization expense did not materially change in the first nine months of 2012 compared to the same period in 2011.

Interest on long-term debt and other increased $3.8 million, or 27.2%, in the first nine months of 2012 compared to the same period in 2011. The increase was due to the interest associated with the 2012 bonds issued in January of 2012, which replaced less expensive commercial paper. The increase was somewhat offset by the rate difference between the 2001 and 2002 Series A Bonds that matured on March 15, 2011 and February 1, 2012, and the 2011 Series A Bonds. A lower debt balance as a result of principal payments on our CoBank debt also contributed to offsetting the increase.

Interest charged to construction increased $5.6 million, or 392.6%, in the first nine months of 2012 compared to the same period in 2011 due primarily to an increase in the average CWIP balance that is debt financed, due primarily to expenditures associated with the SPP and an increase in the rate as the funding for the SPP transitioned from commercial paper to fixed rate debt in January of 2012.

Non-operating margins did not materially change in the first nine months of 2012 compared to the same period in 2011.

Financial Condition

Assets

Total assets decreased $35.4 million, or 4.1%, from December 31, 2011 to September 30, 2012. Restricted cash equivalents decreased $120.1 million, or 98.4%, caused by the release of funds held for the retirement of the 2002 Series A Bonds on February 1, 2012. Investments in associated organizations decreased $0.7 million, or 6.0%, caused by a CoBank equity retirement in March of 2012 and fuel cost under-recovery decreased $1.1 million, or 87.0%, due to the collection of the prior quarter’s fuel and purchased power costs. Accounts receivable decreased $4.6 million, or 10.9%, caused primarily by a decrease in the energy and fuel component of consumer’s invoices. Materials and supplies decreased $1.8 million, or 5.3%, caused primarily by the use of materials for scheduled projects.

The above decreases were offset to some degree by an increase in net utility plant, cash and cash equivalents, marketable securities, fuel stock, prepayments and deferred charges. Net utility plant increased $50.3 million, or 8.4%, due to extension and replacement of plant in excess of depreciation expense, primarily associated with SPP related expenditures. Cash and cash equivalents increased $17.9 million, or 104.8%, due to the net of excess funds received from the 2012 financing after retiring the balance of commercial paper outstanding and funding additional SPP related expenditures. Marketable securities increased $10.1 million, or 100%, caused by a bond and equity investment portfolio executed in September of 2012. Fuel stock increased $9.0 million, or 100% caused by injections into the CINGSA storage facility and prepayments increased $0.7 million, or 34.5%, caused primarily by the prepayment of health and welfare premiums for 2012. Deferred charges also increased $4.7 million, or 18.5%, due primarily to expenditures associated with financing activities, Beluga Unit 8 maintenance, expenditures associated with storm damage and a bi-directional fuel project which exceeded the amortization of other deferred charges.

Liabilities and Equity

Total liabilities, equities and margins decreased $35.4 million, or 4.1%, from December 31, 2011 to September 30, 2012. Commercial paper decreased $167.5 million, or 95.7%, due to the proceeds from the 2012 financing which were used to pay the outstanding balance of commercial paper in January of 2012. Consumer deposits decreased $1.5 million, or 38.4%, due primarily to a decrease in prepaid customer accounts. Fuel payable decreased $1.0 million, or 4.1%, due primarily to the timing of fuel payments. Accrued interest decreased $5.8 million, or 84.6%, caused by the semi-annual interest payments on the 2011 and 2012 Series A Bonds.

The above decreases were offset to some extent by increases in total equities and margins, the net of total long-term obligations and current installments of long-term obligations, accounts payable, fuel cost over-recovery, salaries, wages and benefits and other and deferred liabilities. Total equities and margins increased $2.1 million, or 1.3%, due to the margins generated in the first nine months of 2012. The net of total long-term obligations and current installments of long-term obligations increased $116.6 million due to the issuance of the 2012 bonds in January of 2012, which was offset by the retirement of the 2002 Series A Bonds on February 1, 2012 and the principal payments on the 2011 bonds and CoBank debt. Accounts payable increased $9.2 million, or 40.4%, due primarily to the timing of cash payments, which were primarily impacted by SPP related expenditures. Fuel cost over-recovery increased $8.8 million, or 100%, caused by the over-recovery of the prior quarter’s fuel and purchased power costs. Salaries, wages and benefits increased $1.1 million, or 14.9%, caused by contract labor adjustments and an increase in benefits and other liabilities increased $1.2 million, or 37.0%, caused primarily by an increase in the municipal underground ordinance payable. Deferred liabilities increased $1.2 million, or 72.0%, due to an increase in customer advances for construction.

LIQUIDITY AND CAPITAL RESOURCES

Summary

We ended the first nine months of 2012 with $35.1 million of cash and cash equivalents, up from $17.1 million at December 31, 2011. The excess proceeds from the 2012 financing not immediately used to pay off the outstanding balance of commercial paper is being utilized specifically for funding the remaining expenditures associated with the SPP. We did not utilize the $50.0 million line of credit that we maintain with NRUCFC in the first nine months of 2012, therefore, this line of credit had no outstanding balance and our available borrowing capacity under this line was $50.0 million at September 30, 2012.

On September 26, 2012, Chugach renewed its $50 million line of credit with NRUCFC. The NRUCFC line of credit now expires October 12, 2017.

Effective May 4, 2012, Chugach reduced its commercial paper commitment amount to $100.0 million and on June 29, 2012, amended and extended the Credit Agreement. The Amended and Extended Credit Agreement now expires on November 17, 2016. The participating banks include NRUCFC, KeyBank National Association, Bank of America, N.A., Bank of Montreal, CoBank, ACB and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch. We issued commercial paper in the first nine months of 2012 and had $7.5 million outstanding at September 30, 2012, thus our available borrowing capacity under our Commercial Paper Program at September 30, 2012, was $92.5 million.

Cash equivalents consist of all highly liquid instruments with a maturity of three months or less upon acquisition and an overnight repurchase agreement with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2012 and 2011.

	2012	2011
Total cash provided by (used in):
Operating activities	$29,928,828	$16,126,433
Investing activities	39,500,699	(200,789,077)
Financing activities	(51,492,870)	183,293,797

Increase (decrease) in cash and cash equivalents	$17,936,657	$(1,368,847)

Operating Activities

Cash provided by operating activities was $29.9 million for the nine-month period ended September 30, 2012, compared with $16.1 million for the nine-month period ended September 30, 2011. Assignable margins did not materially change in the first nine months of 2012, compared to the first nine months of 2011. The accounts receivable change was due primarily to a change in the energy and fuel and purchased power component of consumer’s invoices and a change in invoiced amounts for economy sales, fuel and current SPP costs. The change in fuel cost under and over-recovery was due to the over-collection of fuel and purchased power costs recovered through the fuel and purchased power adjustment process, while the change in materials and supplies was due primarily to the change in inventory needed and used during the construction season. The change in fuel stock was due to the fuel injected into the CINGSA storage facility and the change in deferred charges was due primarily to the difference between the deferred interest associated with the 2011 and 2012 financing, Beluga Unit 8 maintenance, expenditures associated with storm damage and a bi-directional fuel project in 2012. The change in accounts payable was due primarily to the timing of cash payments for goods and services and the change in other assets was due primarily to a deposit associated with insurance. The change in fuel was due primarily to the timing of payments and the difference in price and quantity of fuel used in the first nine months of 2012 compared to the first nine months of 2011.

Investing Activities

Cash provided by investing activities was $39.5 million for the nine-month period ended September 30, 2012, compared with $200.8 million used in the nine-month period ended September 30, 2011. The change in cash provided by investing activities was due primarily to the release of restricted funds associated with the 2011 financing to repay the 2002 Series A Bonds on February 1, 2012, the amount of construction expenditures, primarily associated with SPP related expenditures and the investment in marketable securities in September of 2012. Capital construction through September 30, 2012, was $71.1 million and is estimated at $103.6 million for the full year. Capital improvement expenditures, excluding the SPP, are expected to decrease during the fourth quarter as the construction season ends.

Financing Activities

Cash used in financing activities was $51.5 million for the nine-month period ended September 30, 2012, compared to $183.3 million provided for the nine-month period ended September 30, 2011. The change in cash provided by financing activities was due primarily to the difference in short-term needs, the repayment of short-term obligations with the proceeds from the 2012 financing, the use of restricted cash to repay the Series A Bonds in 2011 and 2012 and the difference in consumer advances for construction.

Sources of Liquidity

Chugach can satisfy its operational and capital cash requirements through internally generated funds, a $50.0 million line of credit from NRUCFC and a $100.0 million Commercial Paper Program. At September 30, 2012, there was no outstanding balance on our NRUCFC line of credit and $7.5 million of commercial paper outstanding. Thus, at September 30, 2012, our available borrowing capacity under our line of credit was $50.0 million and our available commercial paper capacity was $92.5 million.

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

Our commercial paper can be repriced between one day and two hundred seventy days. The average commercial paper balance for the quarter ended September 30, 2012, was $1.4 million with a corresponding weighted average interest rate of 0.34%. The maximum amount outstanding for the quarter ended September 30, 2012, was $7.5 million. The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate
January 2012	$62.7	0.27%
February 2012	$ 0.0	0.00%
March 2012	$ 8.0	0.38%
April 2012	$ 6.3	0.36%
May 2012	$ 0.8	0.35%
June 2012	$ 0.0	0.00%
July 2012	$ 0.0	0.00%
August 2012	$ 0.0	0.00%
September 2012	$ 4.2	0.34%

On September 26, 2012, Chugach renewed its $50 million line of credit with NRUCFC. The NRUCFC line of credit now expires October 12, 2017.

Chugach has a term loan facility with CoBank. Loans made under that facility are evidenced by promissory notes governed by the Amended and Restated Master Loan Agreement dated January 19, 2011 and secured by the Second Amended and Restated Indenture.

At September 30, 2012, Chugach had the following note outstanding with this facility:

	Principal Balance	Interest Rate at September 30, 2012	Maturity Dates	Principal Payment Dates

2011 CoBank Note	$31,756,775	2.56%	2013–2022	2013–2022

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

CRITICAL ACCOUNTING POLICIES

Chugach’s accounting and reporting policies comply with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that effect results of operations and reported amounts of assets and liabilities in the financial statements. Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach’s financial condition and results of its operations, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with Chugach’s Audit Committee. The following policies are considered to be critical accounting policies for the quarter ended September 30, 2012.

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

Unbilled revenue

Chugach calculates unbilled retail revenue at the end of each month to ensure the recognition of a calendar month’s revenue. Chugach estimates calendar-month unbilled sales based on billing cycle sales and read dates, weather and hours of darkness to produce an estimate of calendar sales. This estimate of calendar sales is calibrated to deliveries measured at Chugach distribution substations, net of losses. The calendar sales estimate is multiplied by respective billing class determinants to produce an estimate of calendar month revenue. Chugach accrued $6.6 and $7.0 million of unbilled retail revenue at September 30, 2012 and 2011, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Information required by this Item is contained in Note 6 to the “Notes to Financial Statements” within Part I of this Form 10-Q.

OUTLOOK

Completing the construction of a new, highly efficient power generation facility, managing natural gas contracts and securing replacement revenue sources for wholesale customer loads that will be leaving in 2014, all while controlling operating expenses to minimize future adverse customer rate impacts, are some of the major challenges Chugach has faced and will continue to face in the near and intermediate term. These issues, along with energy issues and plans at the state level, will shape how Chugach proceeds into the future.

Chugach has partnered with ML&P to construct and jointly own a new 183-megawatt (MW) natural gas fired power plant. Chugach will own and take approximately 70 percent of the new plant’s output and ML&P will own and take the remaining 30 percent. The plant is scheduled to be placed into service in the first quarter of 2013. Chugach’s financing for the project was primarily completed in January of 2012 with the issuance of the 2012 Series A Bonds. In 2010, the RCA concluded that Chugach may include in future rates $197 million in costs attributable to three principal contracts to build the SPP when the plant becomes used and useful. A request to establish and approve SPP depreciation rates was approved by the RCA in August of 2012. Chugach will request approval of the additional costs associated with the project in a general rate case which is expected to be filed near the expected commercial operation date of the SPP.

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

We continue to actively manage our fuel supply needs. We currently have contracts in place to fill 100 percent of our needs through December 2014, approximately 70 percent of our needs through 2015 and approximately 40 percent in 2016. The State of Alaska Department of Natural Resources (DNR) completed a preliminary engineering and geological evaluation of the remaining Cook Inlet gas reserves in December of 2009. The study identified 863 BCF of proven, developed, producing reserves, additional probable reserves of 279 BCF and an additional increment of 353 BCF in high-confidence pay intervals. Combined, these 1.5 trillion cubic feet of gas reserves are similar to the 1.4 trillion cubic feet of gas reserves identified in a 2004 study undertaken by the Department of Energy. Given current demand and deliverability, DNR estimates a minimum 10-year supply of gas exists in currently producing leases. DNR does note that economic considerations will play a major role in whether producers continue undertaking additional drilling and development activities to meet demand. An updated June 2011 DNR report titled “Cook Inlet Natural Gas Production Cost Study” further quantified the economic considerations and came to two key conclusions:

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

Chugach, ML&P and ENSTAR, a Southcentral natural gas distribution company, retained a consulting firm to forecast Cook Inlet gas production. A report from the study was issued in October of 2012 that estimated if the current pace of drilling activity were to continue, along with no additional discoveries brought to production, a shortfall in Cook Inlet gas supply in 2015 could result.

Although Railbelt utilities have the ability to utilize existing oil-fired generation to meet a significant portion of the Railbelt load, Chugach is also evaluating the implementation of dual fuel at the SPP, gas importation and enhanced storage capabilities. Chugach believes these measures, along with existing incentives to natural gas producers, improves fuel security and supply in Southcentral Alaska.

In addition to following exploration and production activity in the Cook Inlet area, Chugach is also closely monitoring potential pipeline options from the North Slope.

ConocoPhillips Alaska purchased Marathon Oil’s 30% share of the Kenai Liquefied Natural Gas (LNG) plant effective September 26, 2011. ConocoPhillips and Marathon Oil had previously announced they would be ceasing exports from the LNG facility at Nikiski and putting it in “preservation mode,” leaving future options open. Operations were extended into November of 2011 and exports resumed in the summer of 2012, however, the plant’s future remains unclear.

CINGSA began service April 1, 2012. The facility will have an initial storage capacity of 11 BCF so that local utilities, including Chugach, will have gas available to meet deliverability requirements during peak periods. Chugach’s share of the initial capacity is 2.4 BCF in 2012, reducing to 2.3 BCF in 2013. Injections into the facility began in 2012 with limited withdrawals in the third quarter of 2012. Chugach is entitled to withdraw gas at a rate of up to 35 million cubic feet (MMcf) per day in 2012-2013. The RCA approved inception rates and a tariff for the CINGSA facility on January 31, 2011 and a Firm Storage Service (FSS) Agreement between the seller and Chugach in July of 2011.

Notification was made by MEA in 2004 and by HEA in 2007 that neither organization intends to be on the Chugach system under the current contractual arrangements post 2014. This would result in a loss of approximately 50 percent of Chugach’s power sales load and approximately 40 percent of the utility’s annual sales revenue.

On April 13, 2010, HEA issued a press release stating that HEA’s solely owned power generation and transmission entity, Alaska Electric and Energy Cooperative, Inc. (AEEC), approved a design engineer to complete design for the Nikiski generation conversion project. AEEC currently owns a 40 MW natural gas-fired generation plant that is dispatched as part of Chugach’s overall system. The conversion project entails adding a steam turbine and increasing the output of the plant to 77 MW. HEA intends to purchase all of the output from this unit upon expiration of the Chugach contract in 2013. Effective December 31, 2011, Chugach sold the Bernice Lake Power Plant and associated transmission substation facilities to AEEC and HEA. Associated with the sale, Chugach also entered into a purchased power agreement that allows Chugach to purchase the capacity and related energy from the Bernice Lake Power Plant from the closing date of the sale of the facility through December 31, 2013. The agreement allowed Chugach to sell the Bernice Lake Power Plant and simultaneously ensures system retail and wholesale deliverability requirements continue to be met through December 31, 2013. All capacity purchased power costs will be recovered through our fuel and purchased power process.

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

Chugach has been preparing for the loss of two of its wholesale customers for some time and has taken steps to reduce costs in order to mitigate the rate impact to our remaining customers. Our 10-year financial forecast results indicate Chugach can sustain operations and meet financial covenants when these two customers leave the system.

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

In 2011, Chugach entered into a power purchase agreement with FIW, a special purpose entity wholly owned by Cook Inlet Region, Inc. The project is comprised of eleven 1.6-megawatt wind turbine generators with a total nameplate capacity of 17.6 megawatts. The generators are located on the southern part of Fire Island in Anchorage, Alaska. The transmission line will be paid for by a grant in the amount of approximately $25 million awarded by the State Legislature. Chugach began receiving power from the project on August 17, 2012. Purchased power costs will be recovered through our fuel and purchased power recovery process.

A State of Alaska Energy Policy approved by the legislature in 2010 included legislative intent that the state achieve a 15 percent increase in energy efficiency on a per capita basis between 2010 and 2020, receive 50 percent of its electric generation from renewable and alternative energy sources by 2025, work to ensure a reliable in-state gas supply for residents of the state, and that the state power project fund serve as the main source of state assistance for energy projects, remain a leader in petroleum and natural gas production and become a leader in renewable and alternative energy development. The main project moving Alaska toward its renewable energy goals is the Susitna-Watana Hydroelectric Project. The project is to be located on the Susitna River, approximately halfway between Anchorage and Fairbanks. The project capacity is expected to be 600 megawatts and would provide about half the electric energy needed in the Railbelt. The 2012 fiscal year State of Alaska capital budget contained $65.7 million for the Alaska Energy Authority (AEA) to conduct planning, design and permitting for this project and on December 29, 2011, AEA filed an application with FERC to begin the licensing process. On July 16, 2012, AEA submitted the proposed studies required to meet federal licensing requirements as part of the review process to meet environmental and safety standards. AEA held public meetings and comments will be accepted by FERC through November 14, 2012. An updated study plan will be submitted in December and FERC will decide on the plan in February. Chugach will work with AEA and other parties on this effort.

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

The Clean Air Act and EPA regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants. Some Clean Air Act programs that regulate electric utilities, notably the Title IV “acid rain” requirements, do not apply to facilities located in Alaska. In 2008, the EPA vacated regulations to limit mercury emissions from fossil-fired, steam-electric generating facilities.

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

The SPP is required by its Air Quality Permit to collect ambient air background data. Data collection began on September 1, 2011 and continued through August 31, 2012. ADEC is currently validating the collected data in accordance with the provisions of the Air Quality Permit for the SPP.

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

Interest Rate Risk

At September 30, 2012, our short and long-term debt was comprised of our 2011 and 2012 Series A Bonds, our 2011 note owed to CoBank and outstanding commercial paper.

The interest rates of our 2011 Series A Bonds are fixed at 4.20 and 4.75 percent per annum, for Tranche A and Tranche B, respectively. The interest rates of our 2012 Series A Bonds are fixed at 4.01, 4.41 and 4.78 percent per annum, for Tranche A, Tranche B and Tranche C, respectively. At September 30, 2012, we had $514.3 million of 2011 and 2012 Series A Bonds outstanding. The fair value of the 2011 and 2012 Series A Bonds at September 30, 2012, was $548.0 million.

Chugach is exposed to market risk from changes in interest rates associated with our other credit facilities. Our credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the LIBOR or the base rate or prime rate of our lenders. A 100 basis-point rise in interest rates would increase our interest expense by approximately $0.4 million, and a 100 basis point decline in interest rates would decrease our interest expenses by approximately $0.3 million, based on $39.3 million of variable rate debt outstanding at September 30, 2012.

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

In addition, there have been no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Chugach, ML&P and ENSTAR, a Southcentral natural gas distribution company, retained a consulting firm to forecast Cook Inlet gas production. A report from the study was issued in October of 2012 that estimated if the current pace of drilling activity were to continue, along with no additional discoveries brought to production, a shortfall in Cook Inlet gas supply in 2015 could result.

Although Railbelt utilities have the ability to utilize existing oil-fired generation to meet a significant portion of the Railbelt load, Chugach is also evaluating the implementation of dual fuel at the SPP, gas importation and enhanced storage capabilities. Chugach believes these measures, along with existing incentives to natural gas producers, improves fuel security and supply in Southcentral Alaska.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

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

Line of Credit Agreement between the Registrant and the National Rural Utilities Cooperative Finance Corporation dated effective October 12, 2012.

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Bradley W. Evans
Bradley W. Evans
Chief Executive Officer

By:	/s/ Michael R. Cunningham
Michael R. Cunningham
Chief Financial Officer

Date:	November 9, 2012

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description

10.47.3	Line of Credit Agreement between the Registrant and the National Rural Utilities Cooperative Finance Corporation dated October 12, 2012.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	XBRL (“Extensible Business Reporting Language”) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.