Form 10-Q
period 2013-03-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2013-05-13
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Statements in this report that do not relate to historical facts, including statements relating to future plans, events or performance, are forward-looking statements that involve risks and uncertainties. Actual results, events or performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report and the accuracy of which is subject to inherent uncertainty. It is suggested these statements are read in conjunction with our audited financial statements for the year ended December 31, 2012, filed as part of our annual report on Form 10-K. Chugach Electric Association, Inc. (Chugach) undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances that may occur after the date of this report or the effect of those events or circumstances on any of the forward-looking statements contained in this report, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the unaudited financial statements of Chugach as of and for the quarter ended March 31, 2013, follow.

Chugach Electric Association, Inc.

Balance Sheets

(Unaudited)

Assets	March 31, 2013	December 31, 2012

Utility plant:
Electric plant in service	$1,145,803,090	$891,781,509
Construction work in progress	16,981,441	263,459,794

Total utility plant	1,162,784,531	1,155,241,303
Less accumulated depreciation	(500,800,448)	(493,894,390)

Net utility plant	661,984,083	661,346,913

Other property and investments, at cost:
Non utility property	84,735	84,735
Investments in associated organizations	10,128,199	10,552,683
Special funds	624,034	570,027

Total other property and investments	10,836,968	11,207,445

Current assets:
Cash and cash equivalents	9,234,470	14,047,469
Special deposits	153,233	153,233
Restricted cash equivalents	4,070,176	1,953,085
Marketable securities	10,254,243	10,158,016
Accounts receivable, net	48,159,043	46,650,901
Materials and supplies	33,236,288	32,867,971
Fuel Stock	8,857,008	9,466,767
Prepayments	4,662,773	2,156,862
Other current assets	308,459	252,146

Total current assets	118,935,693	117,706,450

Deferred charges, net	26,922,534	27,712,243

Total assets	$818,679,278	$817,973,051

Chugach Electric Association, Inc.

Balance Sheets (continued)

(Unaudited)

Liabilities, Equities and Margins	March 31, 2013	December 31, 2012

Equities and margins:
Memberships	$1,567,818	$1,559,344
Patronage capital	158,674,251	153,832,674
Other	11,372,355	11,372,355

Total equities and margins	171,614,424	166,764,373

Long-term obligations, excluding current installments:
Bonds payable	469,499,999	491,916,666
National Bank for Cooperatives note payable	28,597,706	29,680,420

Total long-term obligations	498,097,705	521,597,086

Current liabilities:
Current installments of long-term obligations	24,583,700	24,493,022
Commercial paper	40,000,000	11,500,000
Accounts payable	12,954,358	16,488,323
Consumer deposits	4,293,461	4,279,901
Fuel cost over-recovery	12,747,970	13,710,049
Accrued interest	1,014,760	6,807,207
Salaries, wages and benefits	8,456,558	8,369,203
Fuel	21,481,530	20,868,078
Other current liabilities	4,834,265	4,559,981

Total current liabilities	130,366,602	111,075,764

Deferred compensation	624,034	570,027
Deferred liabilities	1,779,884	1,769,172
Patronage capital payable	6,858,367	6,858,367
Deferred proceeds on sale of asset	9,338,262	9,338,262

Total liabilities, equities and margins	$818,679,278	$817,973,051

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Operations

(Unaudited)

	Three months ended March 31,
	2013	2012

Operating revenues	$77,748,517	$71,180,773

Operating expenses:
Fuel	34,211,952	32,565,031
Production	4,707,220	4,285,834
Purchased power	7,477,112	6,471,636
Transmission	1,625,181	1,623,136
Distribution	2,938,379	3,719,993
Consumer accounts	1,553,137	1,389,631
Administrative, general and other	5,709,405	5,832,640
Depreciation and amortization	9,621,632	8,131,159

Total operating expenses	67,844,018	64,019,060

Interest expense:
Long-term debt and other	6,293,692	5,863,988
Charged to construction	(1,002,066)	(1,991,642)

Interest expense, net	5,291,626	3,872,346

Net operating margins	4,612,873	3,289,367

Nonoperating margins:
Interest income	172,253	72,903
Allowance for funds used during construction	44,069	60,205
Capital credits, patronage dividends and other	12,381	593

Total nonoperating margins	228,703	133,701

Assignable margins	$4,841,576	$3,423,068

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended March 31
	2013	2012
Cash flows from operating activities:
Assignable margins	$4,841,576	$3,423,068

Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation	9,621,632	8,131,159
Amortization and depreciation cleared to operating expenses	1,558,339	1,215,262
Allowance for funds used during construction	(44,069)	(60,205)
Write off of inventory, deferred charges and projects	162,092	150,763
Other	(12,381)	(207)

(Increase) decrease in assets:
Accounts receivable, net	(1,508,142)	(2,733,961)
Fuel cost under-recovery	0	914,976
Materials and supplies	(520,201)	(2,682,529)
Fuel Stock	609,759	0
Prepayments	(2,505,911)	(2,386,851)
Other assets	(2,173,404)	(6,641)
Deferred charges	(220,960)	(1,057,592)

Increase (decrease) in liabilities:
Accounts payable	957,401	983,052
Consumer deposits	13,560	(1,036,265)
Fuel cost over-recovery	(962,079)	7,955,625
Accrued interest	(5,792,447)	(3,840,257)
Salaries, wages and benefits	87,355	483,204
Fuel	613,452	(5,454,497)
Other current liabilities	396,871	355,649
Deferred liabilities	0	(73,697)

Net cash provided by operating activities	5,122,443	4,280,056

Cash flows from investing activities:
Investment in associated organizations	424,484	663,697
Investment in marketable securities	(83,846)	0
Proceeds from restricted cash equivalents	0	120,000,000
Extension and replacement of plant	(15,376,952)	(27,042,451)

Net cash (used in) provided by investing activities	(15,036,314)	93,621,246

Cash flows from financing activities:
Payments for debt issue costs	0	(1,556,362)
Proceeds from short-term obligations	28,500,000	13,000,000
Proceeds from long-term obligations	0	250,000,000
Repayments of short-term obligations	0	(175,000,000)
Repayments of long-term obligations	(23,408,703)	(131,867,197)
Memberships and donations received	8,475	7,397
Retirement of patronage capital and estate payments	0	(9,410)
Net receipts (refunds) on consumer advances for construction	1,100	117,378

Net cash provided by (used in) financing activities	5,100,872	(45,308,194)

Net change in cash and cash equivalents	(4,812,999)	52,593,108
Cash and cash equivalents at beginning of period	$14,047,469	$17,118,118

Cash and cash equivalents at end of period	$9,234,470	$69,711,226

Supplemental disclosure of non-cash investing and financing activities:
Retirement of plant	$2,275,120	$935,124
Extension and replacement of plant included in accounts payable	$6,128,853	$16,213,086
Supplemental disclosure of cash flow information - interest expense paid, net of amounts capitalized	$10,486,780	$6,396,007

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2013 and 2012

1.	PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited interim financial statements include the accounts of Chugach Electric Association, Inc. (Chugach) and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States of America generally accepted accounting principles (U.S. GAAP) for complete financial statements. They should be read in conjunction with our audited financial statements for the year ended December 31, 2012, filed as part of our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

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

Chugach has three Collective Bargaining Unit Agreements (CBA’s), representing approximately 70 percent of its workforce. Chugach successfully reached agreement with all three International Brotherhood of Electrical Workers (IBEW) bargaining units renewing the CBA’s through June 30, 2017. After employee ratification, two of the IBEW CBA’s were accepted by the Board of Directors (Board) on March 27, 2013. A third IBEW CBA was ratified by employees and accepted by the Board on April 24, 2013. The three CBA extensions provide for wage increases in all years and include health and welfare premium cost sharing provisions.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2013 and 2012

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

The accounting records of Chugach conform to the Uniform System of Accounts as prescribed by the Federal Energy Regulatory Commission (FERC). Chugach meets the criteria, and accordingly, follows the accounting and reporting requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 980, “Topic 980 – Regulated Operations” (FASB ASC 980). FASB ASC 980 provides for the recognition of assets and liabilities as allowed by regulators for costs or credits that are reflected in current rates or are considered probable of being included in future rates. Our regulated rates are established to recover all of our specific costs of providing electric service. In each rate filing, rates are set at levels to recover all of our specific allowable costs and those rates are then collected from our retail and wholesale customers. The regulatory assets or liabilities are then reduced as the cost or credit is reflected in earnings and our rates.

c.	Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the three month periods ended March 31, 2013 and 2012 was in compliance with that provision. In addition, Chugach collects sales tax and is assessed gross receipts and excise taxes which are presented on a net basis in accordance with FASB ASC 605-45-50, “Topic 605 – Revenue Recognition – Subtopic 45 – Principal Agent Considerations – Section 50 – Disclosure.”

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

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2013 and 2012

d.	Accounts Receivable

Included in accounts receivable are invoiced amounts to ML&P for their proportionate share of current Southcentral Power Project (SPP) costs, which amounted to $0.4 and $3.0 million at March 31, 2013 and December 31, 2012, respectively. In addition, accounts receivable includes invoiced amounts to the Alaska Energy Authority (AEA) for reimbursable expenditures related to grants, which amounted to $7.5 and $4.0 million at March 31, 2013 and December 31, 2012, respectively.

e.	Fuel Stock

Fuel Stock is the weighted average cost of fuel injected into the Cook Inlet Natural Gas Storage Alaska (CINGSA), which began service in the second quarter of 2012. Limited withdrawals of gas began in the third quarter of 2012. Chugach’s fuel balance in storage amounted to $8.9 and $9.5 million at March 31, 2013, and December 31, 2012, respectively.

f.	Marketable Securities

In September of 2012, Chugach implemented a bond and equity investment portfolio. Chugach’s initial investment was $10.0 million. The investments are classified as marketable securities, reported at fair value with gains and losses included in earnings. At March 31, 2013 and December 31, 2012, the carrying amount and fair value was $10.3 million and $10.1 million, respectively.

g.	Restricted cash

Restricted cash equivalents include funds on deposit for future workers compensation claims and the funds generated from the interim and refundable rates implemented on February 6, 2013, associated with the 2012 General Rate Case.

4.	REGULATORY MATTERS

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

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2013 and 2012

time as the requested base rate increases contained in the general rate case filing. This allows the interim base rate increases to be synchronized with expected reductions in fuel costs reflected in Chugach’s fuel rates.

On February 1, 2013, Chugach submitted a supplemental filing to the RCA removing the impacts associated with a one-year amortization of distribution storm-related costs from its retail revenue requirement. On February 6, 2013, the Commission opened Docket U-13-007 and issued Order No. 1 approving Chugach’s supplemental filing for rates effective February 6, 2013 on an interim and refundable basis. In addition, the Commission also approved Chugach’s request to assess transmission wheeling charges on economy energy transactions that originate from the Chugach system.

In total, when factoring both base rate increases and reductions in fuel costs, the net increase to Chugach retail end-users is approximately 6 percent, while the net increase to retail end-users of Chugach’s wholesale customers is approximately 4 percent to 7 percent. As is standard practice in general rate case proceedings, the RCA order required Chugach, at its option, to either place the interim and refundable amounts received into an escrow account or pay the statutory annualized interest rate of 10.5 percent on any future refunds required in the docket. Chugach elected to place the interim and refundable amounts into escrow. At March 31, 2013, the interim and refundable amount subject to refund was $1.8 million and is treated as a reduction in cash provided by operating activities on the Statements of Cash Flows.

5.	DEBT

Lines of Credit

Chugach maintains a $50.0 million line of credit with National Rural Utilities Cooperative Finance Corporation (NRUCFC). Chugach did not utilize this line of credit in the first three months of 2013, and therefore had no outstanding balance at March 31, 2013. In addition, Chugach did not utilize this line of credit during 2012 and had no outstanding balance at December 31, 2012. The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC. At March 31, 2013, and December 31, 2012, the borrowing rate was 2.90%.

The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. The NRUCFC line of credit expires October 12, 2017. This line of credit is immediately available for unconditional borrowing.

Commercial Paper

On November 17, 2010, Chugach entered into a $300.0 million Unsecured Credit Agreement, which is used to back Chugach’s Commercial Paper program. Effective May 4, 2012, Chugach reduced the commitment amount to $100.0 million and on June 29, 2012, amended and extended the Credit Agreement to update the pricing and extend the term. The new pricing includes an all-in drawn spread of one month London Interbank Offered Rate

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2013 and 2012

(LIBOR) plus 107.5 basis points, along with a 17.5 basis points facility fee (based on an A-/A3 unsecured debt rating). The Amended Unsecured Credit Agreement now expires on November 17, 2016. The participating banks include NRUCFC, KeyBank National Association, Bank of America, N.A., Bank of Montreal, CoBank, ACB and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch. Commercial paper can be repriced between one day and two hundred seventy days. Chugach is expected to continue to issue commercial paper in 2013, as needed, however, the requirement for short-term borrowing has decreased. Chugach had $40.0 million and $11.5 million of commercial paper outstanding at March 31, 2013, and December 31, 2012, respectively.

The following table provides information regarding 2013 and 2012 average commercial paper balances outstanding for the quarter ended March 31 (dollars in millions), as well as corresponding weighted average interest rates:

2013		2012
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$10.0	0.28%	$25.8	0.29%

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2011 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated January 19, 2011 and secured by the Second Amended and Restated Indenture. At March 31, 2013, Chugach had $30.8 million outstanding with CoBank.

6.	RECENT ACCOUNTING PRONOUNCEMENTS

ASC Update 2013-06 “Not-for-Profit Entities (Topic 958): Services Received from Personnel of an Affiliate (a consensus of the Emerging Issues Task Force)”

In April 2013, the FASB issued ASC Update 2013-06, “Not-for-Profit Entities (Topic 958): Services Received from Personnel of an Affiliate (a consensus of the Emerging Issues Task Force) (ASC Update 2013-06). ASC Update 2013-06 provides guidance for recognizing and measuring services received from personnel of an affiliate. This update is effective prospectively for fiscal years beginning after June 15, 2014. Chugach will begin application of ASC Update 2013-06 on January 1, 2015. Adoption is not expected to have any incremental effect on results of operations, financial position, and cash flows.

ASC Update 2013-04 “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force”

In February 2013, the FASB issued ASC Update 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force” (ASC Update 2013-04). ASC Update 2013-04 provides guidance on the measurement and disclosure of obligations resulting from joint and several liability

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2013 and 2012

arrangements for which the total obligation is fixed at the reporting date. This update is effective for reporting periods beginning after December 15, 2013. Chugach will begin application of ASC Update 2013-04 on January 1, 2014. Adoption is not expected to have any incremental effect on results of operations, financial position, and cash flows.

ASC Update 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”

In January 2013, the FASB issued ASC Update 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASC Update 2013-02). ASC Update 2013-02 expands the disclosure requirements for amounts reclassified out of accumulated other comprehensive income. This update is effective for reporting periods beginning after December 15, 2012. Chugach began application of ASC Update 2013-02 on January 1, 2013. Chugach does not have any items included in other comprehensive income. Therefore, assignable margins and comprehensive income are the same amount and the adoption did not have any effect on results of operations, financial position, and cash flows.

ASC Update 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities)”

In January 2013, the FASB issued ASC Update 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (ASC Update 2013-01). ASC Update 2013-01 clarifies the scope of Update 2011-11 to apply to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. This update is effective for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods. Chugach began application of ASC Update 2013-01 on January 1, 2013. Adoption did not have any incremental effect on results of operations, financial position, and cash flows.

ASC Update 2012-04 “Technical Amendments and Improvements”

In October 2012, the FASB issued ASC Update 2012-04, “Technical Amendments and Improvements” (ASC Update 2012-04). ASC Update 2012-04 amends a wide range of Topics in the FASB Codification, however the main provisions were to correct source literature guidance, provide clarity by updating and correcting wording and references, relocating guidance to a more appropriate location within the Codification, and conform terminology and clarify guidance to fully reflect the fair value measurement and disclosure requirements of Topic 820. This update is effective for the first interim or annual reporting period beginning after December 15, 2012. Chugach began application of ASC Update 2012-04 on January 1, 2013. Adoption did not have any incremental effect on results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2013 and 2012

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

The table below presents the balance of Chugach’s overnight repurchase agreement, money market and marketable securities measured at fair value on a recurring basis at March 31, 2013, and December 31, 2012.

	Total	Level 1	Level 2	Level 3
March 31, 2013
Repurchase agreement	$100	$0	$100	$0
Marketable securities	$10,254,243	$10,254,243	$0	$0

December 31, 2012
Repurchase agreement	$100	$0	$100	$0
Money market	$2,829,397	$2,829,397	$0	$0
Marketable securities	$10,158,016	$10,158,016	$0	$0

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

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2013 and 2012

Fair Value of Financial Instruments

The estimated fair values (in thousands) of the long-term obligations included in the financial statements at March 31, 2013, are as follows:

	Carrying Value	Fair Value
Long-term obligations (including current installments)	$522,681	$543,646

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

Concentrations

Chugach has three Collective Bargaining Unit Agreements (CBA’s), representing approximately 70 percent of its workforce. Chugach successfully reached agreement with all three International Brotherhood of Electrical Workers (IBEW) bargaining units renewing the CBA’s through June 30, 2017. After employee ratification, two of the IBEW CBA’s were accepted by the Board of Directors (Board) on March 27, 2013. A third IBEW CBA was ratified by employees and accepted by the Board on April 24, 2013. The three CBA extensions provide for wage increases in all years and include health and welfare premium cost sharing provisions.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2013 and 2012

Generation Commitments

Chugach and ML&P have jointly constructed and now own, as tenants in common, a new natural gas-fired power plant near Chugach’s Anchorage headquarters. SPP began commercial operation on February 1, 2013, furnishing 200 MW provided by four generating units. Chugach owns and will take approximately 70 percent of the new plant’s output and ML&P owns and will take the remaining output. Chugach proportionately accounted for its ownership in SPP and related inventory.

Chugach made payments of $15.2 million in the first three months of 2013, which substantially satisfied Chugach’s remaining commitments pursuant to its contracts associated with SPP.

Fuel Supply Contracts

Chugach has fuel supply contracts with various producers at market terms. A gas supply contract between Chugach and ConocoPhillips Alaska, Inc. and ConocoPhillips, Inc. (collectively “COP”), provided gas beginning in 2010 and will terminate December 31, 2016. The total amount of gas under the contract is currently estimated to be 60 billion cubic feet (BCF). A Marathon Alaska Production, LLC (MAP) contract provided gas beginning April 1, 2011 and will terminate December 31, 2014. Both contract extension options have been exercised. The total amount of gas under contract with MAP is currently estimated at 40 BCF. Hilcorp Alaska, LLC (Hilcorp) purchased Marathon Alaska Production assets effective February 1, 2013. These contracts fill 100 percent of Chugach’s needs through December 2014, approximately 70 percent of Chugach’s needs through December 2015 and approximately 40 percent in 2016. All of the production is expected to come from Cook Inlet, Alaska.

Economy Energy Sales

On October 5, 2012, Chugach and GVEA finalized arrangements for Chugach to provide economy energy to GVEA until March of 2015. Sales will be made under the terms and conditions of Chugach’s economy energy sales tariff. The price to GVEA will include the cost of fuel, variable operations and maintenance expense and a margin. Chugach has also entered into a gas supply arrangement with Hilcorp for GVEA economy energy sales, which was approved by the RCA on March 1, 2013.

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

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins increased $1.4 million, or 41.4%, during the first quarter of 2013 compared to the same quarter in 2012, due primarily to higher revenue and interest income and lower distribution and administrative, general and other expense, which was somewhat offset by higher production, consumer accounts, depreciation and net interest expense.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $6.6 million, or 9.2%, in the first quarter of 2013 compared to the same quarter in 2012. This increase was due primarily to an increase in rates to both retail and wholesale customers as a result of Chugach’s 2012 Test Year Rate Case filed with the RCA in December of 2012, higher economy energy sales and higher purchased power expense recovered through the fuel and purchased power surcharge process, which was somewhat offset by lower firm kilowatt hour (kWh) sales.

Overall, retail revenue increased in the first quarter of 2013 compared to the same quarter in 2012. Base revenue increased due to an increase in rates charged to retail customers as discussed above and an increase in purchased power expense recovered in revenue through the fuel and purchased power surcharge process, which was somewhat offset by lower retail kWh sales caused by warmer weather. The increase was also offset by a decrease in fuel expense recovered through the fuel and purchased power surcharge process in the first quarter of 2013 compared to the same quarter in 2012 due primarily to less MCF used as a result of the efficiency of SPP and lower kWh sales.

Overall, wholesale revenue decreased in the first quarter of 2013 compared to the same quarter in 2012. Lower wholesale kWh sales and a decrease in fuel expense recovered through the fuel and purchased power surcharge process caused by less MCF used as a result of the efficiency of SPP was somewhat offset by an increase in base revenue due to an increase in rates charged to wholesale customers as discussed above and an increase in purchased power expense recovered in revenue through the fuel and purchased power surcharge process. Economy energy revenue increased in the first quarter of 2013 compared to the same period in 2012 due to increased sales to GVEA as a result of the new agreement between Chugach and GVEA which will provide economy energy sales to GVEA until March of 2015.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $9.8 million to Chugach’s fixed costs for the quarter ended March 31, 2013, and $7.6 million for the quarter ended March 31, 2012.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended March 31, 2013 and 2012:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2013	2012	% Variance	2013	2012	% Variance	2013	2012	% Variance
Retail
Residential	$13.6	$12.8	6.2%	$7.8	$8.7	(10.3%)	$21.4	$21.5	(0.5%)
Small Commercial	$2.4	$2.1	14.3%	$1.7	$1.9	(10.5%)	$4.1	$4.0	2.5%
Large Commercial	$8.0	$7.0	14.3%	$6.5	$7.2	(9.7%)	$14.5	$14.2	2.1%
Lighting	$0.3	$0.3	0.0%	$0.1	$0.1	0.0%	$0.4	$0.4	0.0%
Total Retail	$24.3	$22.2	9.5%	$16.1	$17.9	(10.1%)	$40.4	$40.1	0.7%

Wholesale
HEA	$3.6	$3.2	12.5%	$5.7	$6.7	(14.9%)	$9.3	$9.9	(6.1%)
MEA	$7.3	$6.3	15.9%	$9.7	$11.5	(15.7%)	$17.0	$17.8	(4.5%)
SES	$0.4	$0.4	0.0%	$0.8	$0.9	(11.1%)	$1.2	$1.3	(7.7%)
Total Wholesale	$11.3	$9.9	14.1%	$16.2	$19.1	(15.2%)	$27.5	$29.0	(5.2%)

Economy Sales	$0.8	$0.1	700.0%	$8.1	$1.3	523.1%	$8.9	$1.4	535.7%
Miscellaneous	$0.5	$0.4	25.0%	$0.4	$0.3	33.3%	$0.9	$0.7	28.6%

Total Revenue	$36.9	$32.6	13.2%	$40.8	$38.6	5.7%	$77.7	$71.2	9.1%

The following table summarizes kWh sales for the quarters ended March 31:

Customer	2013 kWh	2012 kWh

Retail	312,259,127	325,626,932
Wholesale	345,450,936	362,509,846
Economy Energy	91,967,000	17,252,000

Total	749,677,063	705,388,778

Base rates charged to retail and wholesale customers in the first quarter of 2013 include base rate changes effective February 6, 2013, as a result of Chugach’s 2012 Test Year Rate Case filed with the RCA in December of 2012. Effectively, base rates increased 22% to retail and wholesale customer HEA and 36% and 31% to wholesale customers MEA and Seward, respectively, in the first quarter of 2013 compared to the same period in 2012.

Total operating expenses increased $3.8 million, or 6.0%, in the first quarter of 2013 over the same quarter in 2012, due primarily to higher fuel, production, purchased power, consumer accounts, depreciation and net interest expense, which was somewhat offset by lower distribution expense.

Fuel expense increased $1.6 million, or 5.1%, in the first quarter of 2013 compared to the same quarter in 2012. The increase was due primarily to an increase in the average effective delivered price, which was largely offset by a decrease in MCF used as a result of the efficiency of SPP. In the first quarter of 2013, Chugach used 5,797,739 MCF of fuel at an average effective delivered price of $6.50 per MCF, which includes 767,681 MCF of fuel that is recorded as purchased power expense. In the first quarter of 2012, Chugach used 7,308,109 MCF of fuel at an average effective delivered price of $5.20 per MCF, which includes 1,065,167 MCF of fuel that is recorded as purchased power.

Production expense increased $0.4 million, or 9.8%, in the first quarter of 2013 compared to the same quarter in 2012, due primarily to operating and maintenance expense at SPP which was largely offset by a decrease in operating and maintenance expense at the Beluga Power Plant.

Purchased power expense, which includes the cost of 767,681 MCF of fuel associated with purchases from the Nikiski Cogeneration plant, increased $1.0 million, or 15.5%, in the first quarter of 2013 compared to the same quarter in 2012, due primarily to an increase in purchases and the average effective price. In the first quarter of 2013, Chugach purchased 140,700 megawatt hours (MWh) of energy at an average effective price of 4.86 cents per kWh. In the first quarter of 2012, Chugach purchased 133,889 MWh of energy at an average effective price of 4.52 cents per kWh.

Transmission expense did not materially change in the first quarter of 2013 compared to the same quarter in 2012.

Distribution expense decreased $0.8 million, or 21.0%, due primarily to lower costs associated with storm related line maintenance and right-of-way line clearing in the first quarter of 2013 compared to the same quarter in 2012.

Consumer accounts increased $0.2 million, or 11.8%, due primarily to indirect costs related to a new customer information system.

Administrative, general and other expense did not materially change in the first quarter of 2013 compared to the same quarter in 2012.

Depreciation and amortization expense increased $1.5 million, or 18.3%, in the first quarter of 2013 compared to the same quarter in 2012, due primarily to depreciation associated with SPP.

Interest on long-term and other debt increased $0.4 million, or 7.3%, in the first quarter of 2013 compared to the same quarter in 2012. The increase was due to the full interest associated with the 2012 bonds issued in January of 2012, which was somewhat offset by a one month rate difference between the 2002 Series A Bonds that matured on February 1, 2012, and the 2011 Series A Bonds.

Interest charged to construction decreased $1.0 million, or 49.7%, in the first quarter of 2013 compared to the same quarter in 2012 due primarily to a decrease in the average Construction Work in Progress (CWIP) balance due primarily to the commercial operation of SPP in February of 2013.

Non-operating margins increased $0.1 million, or 71.1%, in the first quarter of 2013 compared to the same quarter in 2012 due primarily to the gain and interest on marketable securities.

Financial Condition

Assets

Total assets did not materially change from December 31, 2012 to March 31, 2013. Electric plant in service increased $254.0 million, or 28.5%, and construction work in progress decreased $246.5 million, or 93.6%, due primarily to the completion of SPP. Restricted cash equivalents increased $2.1 million, or 108.4%, due to the cash collected from the interim and refundable rates implemented in February of 2013 and prepayments increased $2.5 million, or 116.2%, caused by the annual renewal of insurance and the prepayment of health and welfare premiums for 2013. Those increases were completely offset by a decrease in investments in associated organizations, cash and cash equivalents, accounts receivable and fuel stock. Investments in associated organizations decreased $0.4 million, or 4.0%, caused by a CoBank equity retirement in March of 2013. Cash and cash equivalents decreased $4.8 million, or 34.3%, due primarily to the use of the excess funds received from the 2012 financing after retiring the balance of commercial paper outstanding. Accounts receivable increased $1.5 million, or 3.2%, due primarily to an increase in amounts invoiced to AEA, which was offset by a decrease in amounts invoiced to ML&P, lower kWh sales and fuel expense associated with firm sales and fuel stock decreased $0.6 million, or 6.4%, due to the use of fuel from the fuel storage facility.

Liabilities and Equity

Total liabilities, equities and margins did not materially change from December 31, 2012 to March 31, 2013. Total equities and margins increased $4.9 million, or 2.9%, due to the margins generated in the first quarter of 2013. Commercial paper increased $28.5 million, or 247.8%, due primarily to the timing of the principal payments associated with the 2011 and 2012 bonds and the restrictions associated with cash collected from the interim and refundable rates implemented in February of 2013. Other liabilities increased $0.3 million, or 6.0%, caused by an increase in the municipal underground ordinance payable, which was somewhat offset by the annual payment of gross receipts tax. These increases were completely offset by a decrease in long-term obligations, accounts payable, fuel cost over-recovery and accrued interest. Long term obligations decreased $23.5 million, or 4.5%, caused by the principal payments on the 2011 and 2012 bonds and accounts payable decreased $3.5 million, or 21.4%, due primarily to the timing of cash payments. Fuel cost over-recovery decreased $1.0 million, or 7.0%, due to the partial payment of the prior quarter’s over-recovery of fuel and purchased power costs and accrued interest decreased $5.8 million, or 85.1%, due to the semi-annual interest payment on the 2011 and 2012 Series A Bonds.

LIQUIDITY AND CAPITAL RESOURCES

Summary

We ended the first quarter of 2013 with $9.2 million of cash and cash equivalents, down from $14.0 million at December 31, 2012. We did not utilize the $50.0 million line of credit that we maintain with NRUCFC in the first quarter of 2013, therefore, this line of credit had no outstanding balance and our available borrowing capacity under this line was $50.0 million at March 31, 2013. We issued commercial paper in the first quarter of 2013 and had $40.0 million of commercial paper outstanding at March 31, 2013, thus our available borrowing capacity under our Commercial Paper Program at March 31, 2013, was $60.0 million.

Cash equivalents consist of all highly liquid debt instruments with a maturity of three months or less when purchased and an overnight repurchase agreement and concentration account with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2013 and 2012.

	2013	2012
Total cash provided by (used in):

Operating activities	$5,122,443	$4,280,056
Investing activities	(15,036,314)	93,621,246
Financing activities	5,100,872	(45,308,194)

Increase (decrease) in cash and cash equivalents	$(4,812,999)	$52,593,108

Operating Activities

Cash provided by operating activities was $5.1 million for the period ended March 31, 2013, compared with $4.3 million for the period ended March 31, 2012.

Assignable margins increased to $4.8 million in the first three months of 2013, compared with $3.4 million in the first three months of 2012. The increase in assignable margins was adjusted by the change in depreciation which was due primarily to depreciation associated with SPP and was further increased by changes in operating assets and liabilities. The changes in operating assets and liabilities were due primarily to changes in accounts receivable, fuel cost under and over-recovery, materials and supplies, other assets, consumer deposits, accrued interest and fuel. The accounts receivable change was due primarily to the difference in invoiced amounts for SPP and grant funded projects, the timing of customer payments and the difference in usage and rates during the first three months of 2013 compared to the first three months of 2012. The change in fuel cost under and over-recovery was due to the over-collection of fuel and purchased power costs recovered through the fuel and purchased power surcharge process, while the change in materials and supplies was due primarily to the change in inventory needed and used during the construction seasons. The change in other assets was due primarily to the increase in restricted cash equivalents caused by the cash collected from the interim and refundable rates implemented in February of 2013 and the change in consumer deposits was due to the change in customer prepaid accounts. The change in accrued interest was due primarily to the timing of the initial interest payments on the 2012 bonds and the change in fuel was due primarily to the timing of payments and the difference in price and quantity of fuel used in the first three months of 2013 compared to the first three months of 2012.

Investing Activities

Cash used in investing activities was $15.0 million for the period ended March 31, 2013, compared with $93.6 million provided by for the period ended March 31, 2012. The change in cash used in investing activities was due primarily to the release of restricted funds associated with the 2011 financing to repay the 2002 Series A Bonds on February 1, 2012. Capital construction through March 31, 2013, was $15.4 million and is estimated at $52.6 million for the full year. Once funding from other sources is collected, the total cash requirement is estimated at $24.2 million for 2013. Capital improvement expenditures are expected to increase during the second quarter as the construction season begins.

Financing Activities

Cash provided by financing activities was $5.1 million for the period ended March 31, 2013, compared to $45.3 million used in for the period ended March 31, 2012. The change in cash provided by financing activities was due primarily to changes related to our financing activity in 2012. The change in payments for debt issue costs was due to the issuance of the 2012 bonds in 2012 and the increase in short-term obligations was due primarily to the timing of the principal payments associated with the 2011 and 2012 bonds and the restrictions associated with cash collected from the interim and refundable rates implemented in February of 2013. The change in proceeds from long-term obligations and repayments of short-term obligations was due to the issuance of the 2012 bonds to repay the commercial paper balance used to finance SPP. The change in repayments of long-term obligations was due to the payment of the 2002 Series A bonds in February of 2012 and the additional principal payments associated with the 2012 bonds.

Sources of Liquidity

Chugach satisfies its operational and capital cash requirements through internally generated funds, a $50.0 million line of credit from NRUCFC and a $100.0 million Commercial Paper Program. At March 31, 2013, there was no outstanding balance on our NRUCFC line of credit and $40.0 million of outstanding commercial paper. Thus, at March 31, 2013, our available borrowing capacity under our line of credit with NRUCFC was $50.0 million and our available commercial paper capacity was $60.0 million.

Our commercial paper can be repriced between one day and two hundred seventy days. The average commercial paper balance for the quarter ended March 31, 2013, was $10.0 million with a corresponding weighted average interest rate of 0.28%. The maximum amount of outstanding commercial paper for the quarter ended March 31, 2013, was $40.0 million. The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate
January 2013	$5.9	0.27%
February 2013	$0.1	0.25%
March 2013	$23.2	0.29%

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2011 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated January 19, 2011 and secured by the Second Amended and Restated Indenture.

At March 31, 2013, Chugach had the following note outstanding with this facility:

	Principal Balance	Interest Rate at March 31, 2013	Maturity Date	Principal Payment Dates

2011 CoBank Note	$30,764,739	2.55%	2022	2013 – 2022

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

Chugach management continues to expect that cash flows from operations and external funding sources, including additional commercial paper borrowings, will be sufficient to cover operational, financing and capital funding requirements in 2013 and thereafter.

CRITICAL ACCOUNTING POLICIES

As of March 31, 2013, there have been so significant changes in our critical accounting policies as disclosed in our 2012 Annual Report on Form 10-K. These policies include electric utility regulation and unbilled revenue.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Information required by this Item is contained in Note 6 to the “Notes to Financial Statements” within Part I of this Form 10-Q.

OUTLOOK

Integrating a new, highly efficient power generation facility into our existing operations and rate structure, managing and securing additional natural gas contracts and securing replacement revenue sources for wholesale customer loads that will be leaving in 2014, all while controlling operating expenses to minimize future adverse customer rate impacts, are some of the major challenges Chugach has faced and will continue to face in the near and intermediate term. These issues, along with energy issues and plans at the state level, are expected to shape how Chugach proceeds into the future.

Chugach and ML&P have jointly constructed and now own a new natural gas fired power plant. On February 1, 2013, SPP began commercial operation, furnishing 200 MW provided by four generating units. Chugach owns and will take approximately 70 percent of the plant’s output and ML&P owns and will take the remaining 30 percent. Chugach’s financing for the project was primarily completed in January of 2012 with the issuance of the 2012 Series A Bonds. In 2010, the RCA concluded that Chugach may include in future rates $197.0 million in costs attributable to three principal contracts to build SPP when the plant becomes used and useful. A request to establish and approve SPP depreciation rates was approved by the RCA in August of 2012. On December 21, 2012, Chugach submitted a general rate case with the RCA to recover the additional costs associated with the project, among other things. Chugach also requested SPP fixed costs be synchronized with expected reductions in fuel costs. The RCA approved interim and refundable rates effective February 6, 2013.

We continue to actively manage our fuel supply needs. We currently have contracts in place which are intended to fill 100 percent of our needs through December 2014, approximately 70 percent of our needs through 2015 and approximately 40 percent in 2016. The State of Alaska Department of Natural Resources (DNR) completed a preliminary engineering and geological evaluation of the remaining Cook Inlet gas reserves in December of 2009. The DNR study identified 863 BCF of proven, developed, producing reserves, additional probable reserves of 279 BCF and an additional increment of 353 BCF in high-confidence pay intervals. Combined, these 1.5 trillion cubic feet of gas reserves are similar to the 1.4 trillion cubic feet of gas reserves identified in a 2004 study undertaken by the Department of Energy. Given current demand and deliverability, DNR estimates a minimum 10-year supply of gas exists in currently producing leases. DNR does note that economic considerations will play a major role in whether producers continue undertaking additional drilling and development activities to meet demand. An updated June 2011 DNR report titled “Cook Inlet Natural Gas Production Cost Study” further quantified the economic considerations and came to two key conclusions:

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

The 2010 Alaska Legislature passed legislation that provides incentives to natural gas producers to enhance Cook Inlet oil and gas production. There are several independent producers currently taking advantage of those incentives. Other producers have recently drilled conventional wells. Although it is too early to tell if the incentives will pay off, independent producers do seem to be taking steps to enter the market. 2011 Cook Inlet petroleum lease sales were up and several gas producers new to Cook Inlet have plans to drill in 2013. Last year, the State of Alaska took in approximately $6.9 million in bids at its area-wide Cook Inlet oil and gas lease sale, the second-highest dollar volume for a Cook Inlet sale since area-wide sales began in 1999. The three major bidders were all large current leaseholders and much of the bidding appeared to be filling in around existing leasehold positions. Hilcorp purchased Chevron’s subsidiary Union Oil Company of California January 1, 2012, and purchased Marathon Alaska Production assets effective February 1, 2013.

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

Chugach, as part of a group of utilities in Southcentral Alaska, has asked for proposals for imported Liquefied Natural Gas (LNG) or Compressed Natural Gas (CNG) to supplement declining production from Cook Inlet gas fields. The proposals are currently in evaluation. Hilcorp announced to the utilities in March of 2013 that with their recent acquisition of the Marathon Alaska Production assets that took effect in February of this year, they plan to invest in Cook Inlet production to meet utility demand through 2017. The utility group continues to evaluate its long-term needs and is focusing on design and permitting of an LNG import facility that could be in service by 2017. In addition to following exploration and production activity in the Cook Inlet area, Chugach is also closely monitoring potential pipeline options from the North Slope.

CINGSA began service April 1, 2012. The facility had an initial storage capacity of 11 BCF. Injections into the facility began in 2012 so that local utilities, including Chugach, will have gas available to meet deliverability requirements during peak periods. Chugach’s share of the initial capacity was 2.4 BCF and is now 2.3 BCF. Chugach was entitled to withdraw gas at a rate of up to 35.0 million cubic feet (MMcf) per day in 2012 and is entitled to the same limits in 2013. The RCA approved inception rates and a tariff for the CINGSA facility on January 31, 2011 and a Firm Storage Service (FSS) Agreement between the seller and Chugach in July of 2011.

Notification was made by MEA in 2004 and by HEA in 2007 that neither organization intends to be on the Chugach system under the current contractual arrangements post 2014. This would result in a loss of approximately 49 percent of Chugach’s power sales load and approximately 39 percent of the utility’s annual sales revenue.

HEA’s solely-owned power generation and transmission entity, AEEC, plans to complete its Nikiski generation conversion project in mid 2013. AEEC currently owns a 40 MW natural gas-fired generation plant that is dispatched as part of Chugach’s overall system. The conversion project entails adding a steam turbine and increasing the output of the plant to approximately 77 MW. HEA intends to purchase all of the output from this unit upon expiration of the Chugach contract in 2013. HEA is also installing a 48 megawatt combustion turbine which will be used as a backup power source. Chugach and HEA are currently negotiating an agreement to accommodate HEA’s commissioning efforts at Nikiski, which is currently underway.

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

Chugach is also pursuing replacement sources of revenue through potential new power sales agreements and transmission wheeling and ancillary services tariff revisions. On October 5, 2012, Chugach and GVEA finalized arrangements for Chugach to provide economy energy to GVEA until March of 2015. Chugach has also entered into a gas supply arrangement for GVEA economy energy sales, which was approved by the RCA on March 1, 2013.

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

A State of Alaska Energy Policy approved by the legislature in 2010 included legislative intent that the state achieve a 15 percent increase in energy efficiency on a per capita basis between 2010 and 2020, receive 50 percent of its electric generation from renewable and alternative energy sources by 2025, work to ensure a reliable in-state gas supply for residents of the state, and that the state power project fund serve as the main source of state assistance for energy projects, remain a leader in petroleum and natural gas production and become a leader in renewable and alternative energy development. The main project moving Alaska toward its renewable energy goals is the Susitna-Watana Hydroelectric Project. The project is to be located on the Susitna River, approximately halfway between Anchorage and Fairbanks. The project capacity is expected to be 600 megawatts and would provide about half the electric energy needed in the Railbelt. The 2012 fiscal year State of Alaska capital budget contained $65.7 million for the Alaska Energy Authority (AEA) to conduct planning, design and permitting for this project and on December 29, 2011, AEA filed an application with FERC to begin the licensing process. The 2014 capital budget proposed by the governor of Alaska included $95.0 million for AEA to continue moving the project forward. In April, the Alaska Legislature approved a 2014 capital budget that included a like amount for the Susitna-Watana project. Action by the governor is expected in May. On July 16, 2012, AEA submitted the proposed studies required to meet federal licensing requirements as part of the review process to meet environmental and safety standards. An updated study plan was submitted in December 2012. AEA held public meetings and comments were accepted by FERC during its 45-day review period. In February of 2013 FERC approved forty-four study plans and approved the remaining studies shortly after. Chugach will work with AEA and other parties on this effort.

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

Interest Rate Risk

At March 31, 2013, our short- and long- term debt was comprised of our 2011 and 2012 Series A Bonds, our CoBank bond and outstanding commercial paper.

The interest rates of our 2011 Series A Bonds due 2031 and 2041 are fixed at 4.20 and 4.75 percent, per annum, respectively. The interest rates of our 2012 Series A Bonds due 2032 and 2042 are fixed at 4.01, 4.41 and 4.78 percent, per annum, respectively. At March 31, 2013, we had $253.7 million of 2011 and $238.2 million of 2012 Series A Bonds outstanding. The fair value at March 31, 2013, was $512.9 million.

Chugach is exposed to market risk from changes in interest rates associated with our other credit facilities. Our credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the London Interbank Offered Rate (LIBOR) or the base rate or prime rate of our lenders. At March 31, 2013, we had $40.0 million of commercial paper outstanding and $30.8 million outstanding on our CoBank bond. A 100 basis-point rise in interest rates would increase our interest expense by approximately $0.7 million, and a 100 basis point decline in interest rates would decrease our interest expenses by approximately $0.4 million, based on $70.8 million of variable rate debt outstanding at March 31, 2013.

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

Evaluation of Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Interim Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e). Based on this evaluation, our CEO and Interim CFO each concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission (SEC), ensures that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our CEO and Interim CFO, to allow timely decisions regarding required disclosure.

In addition, there have been no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

All matters that remain outstanding under the PPA, the I&I Agreement and the Build Transfer Agreement (BTA) dated November 16, 2011, have been resolved through the development of a “Submarine Transmission Line Repair Agreement” and other related documents finalized on March 28, 2013.

For information regarding additional risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012. Except as noted above, these risk factors have not materially changed as of March 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Letter of Agreement By and Between the Registrant and the International Brotherhood of Electrical Workers Local 1547 Representing Office and Engineering Bargaining Unit dated effective July 1, 2013

Letter of Agreement By and Between the Registrant and the International Brotherhood of Electrical Workers Local 1547 Representing Generation Bargaining Unit dated effective July 1, 2013

Letter of Agreement By and Between the Registrant and the International Brotherhood of Electrical Workers Local 1547 Representing Outside Plant Bargaining Unit dated effective July 1, 2013

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Bradley W. Evans
Bradley W. Evans
Chief Executive Officer

By:	/s/ Ronald K. Vecera
Ronald K. Vecera
Interim Chief Financial Officer

Date:	May 13, 2013

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description

10.59.2	Letter of Agreement By and Between the Registrant and the International Brotherhood of Electrical Workers Local 1547 Representing Office and Engineering Bargaining Unit dated effective July 1, 2013

10.60.3	Letter of Agreement By and Between the Registrant and the International Brotherhood of Electrical Workers Local 1547 Representing Generation Bargaining Unit dated effective July 1, 2013

10.61.2	Letter of Agreement By and Between the Registrant and the International Brotherhood of Electrical Workers Local 1547 Representing Outside Plant Bargaining Unit dated effective July 1, 2013

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	XBRL (“Extensible Business Reporting Language”) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.