Form 10-Q
period 2013-06-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2013-08-12
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the unaudited financial statements of Chugach as of and for the three and six months ended June 30, 2013, follow.

Chugach Electric Association, Inc.

Balance Sheets

(Unaudited)

Assets	June 30, 2013	December 31, 2012

Utility plant:
Electric plant in service	$1,147,897,032	$891,781,509
Construction work in progress	21,652,726	263,459,794

Total utility plant	1,169,549,758	1,155,241,303
Less accumulated depreciation	(511,374,420)	(493,894,390)

Net utility plant	658,175,338	661,346,913

Other property and investments, at cost:
Nonutility property	84,735	84,735
Investments in associated organizations	10,128,199	10,552,683
Special funds	441,200	570,027

Total other property and investments	10,654,134	11,207,445

Current assets:
Cash and cash equivalents	4,407,200	14,047,469
Special deposits	153,233	153,233
Restricted cash equivalents	9,732,876	1,953,085
Marketable securities	10,111,977	10,158,016
Accounts receivable, net	37,347,078	46,650,901
Materials and supplies	34,487,595	32,867,971
Fuel Stock	9,870,348	9,466,767
Prepayments	3,991,385	2,156,862
Other current assets	33,504	252,146

Total current assets	110,135,196	117,706,450

Deferred charges, net	25,998,167	27,712,243

Total assets	$804,962,835	$817,973,051

Chugach Electric Association, Inc.

Balance Sheets (continued)

(Unaudited)

Liabilities, Equities and Margins	June 30, 2013	December 31, 2012

Equities and margins:
Memberships	$1,578,608	$1,559,344
Patronage capital	157,297,706	153,832,674
Other	11,353,899	11,372,355

Total equities and margins	170,230,213	166,764,373

Long-term obligations, excluding current installments:
Bonds payable	469,499,999	491,916,666
National Bank for Cooperatives note payable	27,414,275	29,680,420

Total long-term obligations	496,914,274	521,597,086

Current liabilities:
Current installments of long-term obligations	24,682,812	24,493,022
Commercial paper	34,000,000	11,500,000
Accounts payable	10,253,195	16,488,323
Consumer deposits	4,534,437	4,279,901
Fuel cost over-recovery	5,290,509	13,710,049
Accrued interest	6,512,682	6,807,207
Salaries, wages and benefits	8,661,466	8,369,203
Fuel	20,011,353	20,868,078
Other current liabilities	5,029,850	4,559,981

Total current liabilities	118,976,304	111,075,764

Deferred compensation	441,200	570,027
Deferred liabilities	2,204,215	1,769,172
Patronage capital payable	6,858,367	6,858,367
Deferred proceeds on sale of asset	9,338,262	9,338,262

Total liabilities, equities and margins	$804,962,835	$817,973,051

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Operating revenues	$74,776,425	$58,631,729	$152,524,942	$129,812,502

Operating expenses:
Fuel	36,037,367	26,874,320	70,249,319	59,439,351
Production	5,353,464	4,170,903	10,060,684	8,456,737
Purchased power	5,428,871	4,738,685	12,905,983	11,210,321
Transmission	1,833,720	1,189,705	3,458,901	2,812,841
Distribution	3,372,184	3,338,257	6,310,563	7,058,250
Consumer accounts	1,634,902	1,503,462	3,188,039	2,893,093
Administrative, general and other	5,993,334	5,764,020	11,702,739	11,596,660
Depreciation and amortization	10,422,646	8,145,799	20,044,278	16,276,958

Total operating expenses	70,076,488	55,725,151	137,920,506	119,744,211

Interest expense:
Long-term debt and other	6,133,720	5,999,478	12,427,412	11,863,466
Charged to construction	(75,474)	(2,456,802)	(1,077,540)	(4,448,444)

Interest expense, net	6,058,246	3,542,676	11,349,872	7,415,022

Net operating margins	(1,358,309)	(636,098)	3,254,564	2,653,269

Nonoperating margins:
Interest income	171,607	80,734	343,860	153,637
Allowance for funds used during construction	34,272	69,375	78,341	129,580
Capital credits, patronage dividends and other	(224,114)	(26,147)	(211,733)	(25,554)

Total nonoperating margins	(18,235)	123,962	210,468	257,663

Assignable margins	$(1,376,544)	$(512,136)	$3,465,032	$2,910,932

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Assignable margins	$3,465,032	$2,910,932

Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation	20,044,278	16,276,958
Amortization and depreciation cleared to operating expenses	3,031,314	2,477,552
Allowance for funds used during construction	(78,341)	(129,580)
Write off of inventory, deferred charges and projects	255,217	232,805
Other	211,738	25,941
(Increase) decrease in assets:
Accounts receivable, net	9,303,823	10,169,807
Fuel cost under-recovery	0	908,491
Materials and supplies	(1,860,842)	(272,051)
Fuel Stock	(403,581)	0
Prepayments	(1,834,523)	(1,559,191)
Other assets	(7,561,149)	140,965
Deferred charges	(283,807)	(1,559,924)
Increase (decrease) in liabilities:
Accounts payable	662,585	(663,061)
Consumer deposits	254,536	(1,605,723)
Fuel cost over-recovery	(8,419,540)	10,231,870
Accrued interest	(294,525)	1,903,670
Salaries, wages and benefits	292,263	569,173
Fuel	(856,725)	(5,620,645)
Other current liabilities	1,159,578	1,328,562
Deferred liabilities	17,240	(75,918)

Net cash provided by operating activities	17,104,571	35,690,633

Cash flows from investing activities:
Investment in associated organizations	424,484	663,697
Investment in marketable securities	(165,699)	0
Proceeds from restricted cash equivalents	0	120,000,000
Extension and replacement of plant	(25,419,602)	(58,410,521)

Net cash (used in) provided by investing activities	(25,160,817)	62,253,176

Cash flows from financing activities:
Payments for debt issue costs	0	(1,834,818)
Proceeds from short-term obligations	28,500,000	13,000,000
Proceeds from long-term obligations	0	250,000,000
Repayments of short-term obligations	(6,000,000)	(188,000,000)
Repayments of long-term obligations	(24,493,022)	(133,158,332)
Memberships and donations received	808	32,948
Retirement of patronage capital and estate payments	0	(48,079)
Net receipts (refunds) on consumer advances for construction	408,191	425,921

Net cash provided by (used in) financing activities	(1,584,023)	(59,582,360)

Net change in cash and cash equivalents	(9,640,269)	38,361,449
Cash and cash equivalents at beginning of period	$14,047,469	$17,118,118

Cash and cash equivalents at end of period	$4,407,200	$55,479,567

Supplemental disclosure of non-cash investing and financing activities:
Retirement of plant	$3,429,797	$1,562,041
Extension and replacement of plant included in accounts payable	$2,412,127	$5,538,634
Supplemental disclosure of cash flow information - interest expense paid, net of amounts capitalized	$10,641,478	$4,347,671

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2013 and 2012

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

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2013 and 2012

Approximately 70 percent of our employees are members of the International Brotherhood of Electrical Workers (IBEW). Chugach has three Collective Bargaining Unit Agreements (CBA) with the IBEW. We also have an agreement with the Hotel Employees and Restaurant Employees (HERE). Chugach successfully reached agreement with all three IBEW bargaining units renewing the CBA’s through June 30, 2017. After employee ratification, two of the IBEW CBA’s were accepted by the Board of Directors (Board) on March 27, 2013. A third IBEW CBA was ratified by employees and accepted by the Board on April 24, 2013. The three CBA extensions provide for wage increases in all years and include health and welfare premium cost sharing provisions. The agreement with the HERE remains in full force and effect while the union conducts the ratification process.

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

c. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the six month periods ended June 30, 2013 and 2012 was in compliance with that provision. In addition, Chugach collects sales tax and is assessed gross receipts and excise taxes which are presented on a net basis in accordance with FASB ASC 605-45-50, “Topic 605 – Revenue Recognition – Subtopic 45 – Principal Agent Considerations – Section 50 – Disclosure.”

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2013 and 2012

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

d. Accounts Receivable

Included in accounts receivable are invoiced amounts to ML&P for their proportionate share of current Southcentral Power Project (SPP) costs, which amounted to $1.5 and $3.0 million at June 30, 2013 and December 31, 2012, respectively. In addition, accounts receivable includes invoiced amounts to the Alaska Energy Authority (AEA) for reimbursable expenditures related to grants, which amounted to $1.3 million and $4.0 million at June 30, 2013 and December 31, 2012, respectively.

e. Fuel Stock

Fuel Stock is the weighted average cost of fuel injected into the Cook Inlet Natural Gas Storage Alaska (CINGSA), which began service in the second quarter of 2012. Limited withdrawals of gas began in the third quarter of 2012. Chugach’s fuel balance in storage amounted to $9.9 million and $9.5 million at June 30, 2013, and December 31, 2012, respectively.

f. Marketable Securities

In September of 2012, Chugach implemented a bond and equity investment portfolio. The investments are classified as marketable securities, reported at fair value with gains and losses included in earnings. At June 30, 2013, and December 31, 2012, the carrying amount and fair value was $10.1 million.

g. Restricted cash

Restricted cash equivalents include funds on deposit for future workers compensation claims and the funds generated from the interim and refundable rates implemented on February 6, 2013, associated with the 2012 General Rate Case. Funds for deposit for future workers compensation claims amounted to $2.2 million and $2.0 million at June 30, 2013, and December 31, 2012, respectively, and funds generated from the 2012 General Rate Case interim and refundable rates amounted to $7.5 million at June 30, 2013.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2013 and 2012

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

On February 1, 2013, Chugach submitted a supplemental filing to the RCA removing the impacts associated with a one-year amortization of distribution storm-related costs from its retail revenue requirement. On February 6, 2013, the RCA opened Docket U-13-007 and issued Order No. 1 approving Chugach’s supplemental filing for rates effective February 6, 2013 on an interim and refundable basis. In addition, the RCA also approved Chugach’s request to assess transmission wheeling charges on economy energy transactions that originate from the Chugach system.

In total, when factoring both base rate increases and reductions in fuel costs, the net increase to Chugach retail end-users is approximately 6 percent, while the net increase to retail end-users of Chugach’s wholesale customers is approximately 4 percent to 7 percent. As is standard practice in general rate case proceedings, the RCA order required Chugach, at its option, to either place the interim and refundable amounts received into an escrow account or pay the statutory annualized interest rate of 10.5 percent on any future refunds required in the docket. Chugach elected to place the interim and refundable amounts into escrow. At June 30, 2013, the interim and refundable amount subject to refund was $7.5 million and is treated as a reduction in cash provided by operating activities on the Statements of Cash Flows.

Natural Gas Contract Submittal

On July 12, 2013, Chugach submitted a new gas purchase agreement with Hilcorp Alaska, LLC (Hilcorp) to the RCA. The new agreement will supply gas from January 1, 2015 through March 31, 2018. The total amount of gas under the contract is estimated to be 17.7 billion cubic feet (Bcf). The new agreement is designed to fill the balance of Chugach’s unmet needs in 2015 and 2016, up to 100% of unmet needs in 2017 and up to 100% of its total needs in the first quarter of 2018. Approval of the contract by the RCA is condition precedent for the effectiveness of the contract and will ensure, in advance, that costs incurred under the contract can be recovered from Chugach’s customers.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2013 and 2012

Fire Island Wind Project

On October 10, 2011, the RCA issued an order approving Chugach’s request for assurance of cost recovery associated with a new power purchase agreement (PPA) between Chugach and Fire Island Wind, LLC (FIW), a special purpose entity wholly-owned by Cook Inlet Region, Inc.

Associated with the approval of the PPA, Chugach submitted project status reports on March 31, 2012, June 29, 2012, October 31, 2012 and January 16, 2013. On May 22, 2013, the RCA issued an order requiring Chugach to submit a status report by January 31, 2014 regarding FIW integration and a cost reimbursement agreement related to possible impacts to an interconnected utility as a result of the project.

5.	DEBT

Lines of Credit

Chugach maintains a $50.0 million line of credit with National Rural Utilities Cooperative Finance Corporation (NRUCFC). Chugach did not utilize this line of credit in the first six months of 2013, and therefore had no outstanding balance at June 30, 2013. In addition, Chugach did not utilize this line of credit during 2012 and had no outstanding balance at December 31, 2012. The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC. At June 30, 2013, and December 31, 2012, the borrowing rate was 2.90%.

The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. The NRUCFC line of credit expires October 12, 2017. This line of credit is immediately available for unconditional borrowing.

Commercial Paper

On November 17, 2010, Chugach entered into a $300.0 million Unsecured Credit Agreement, which is used to back Chugach’s Commercial Paper program. Effective May 4, 2012, Chugach reduced the commitment amount to $100.0 million and on June 29, 2012, amended and extended the Credit Agreement to update the pricing and extend the term. The new pricing includes an all-in drawn spread of one month London Interbank Offered Rate (LIBOR) plus 107.5 basis points, along with a 17.5 basis points facility fee (based on an A-/A3 unsecured debt rating). The Amended Unsecured Credit Agreement now expires on November 17, 2016. The participating banks include NRUCFC, KeyBank National Association, Bank of America, N.A., Bank of Montreal, CoBank, ACB and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch. Commercial paper can be repriced between one day and two hundred seventy days. Chugach is expected to continue to issue commercial paper in 2013, as needed. Chugach had $34.0 million and $11.5 million of commercial paper outstanding at June 30, 2013, and December 31, 2012, respectively.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2013 and 2012

The following table provides information regarding 2013 and 2012 average commercial paper balances outstanding for the quarter ended June 30 (dollars in millions), as well as corresponding weighted average interest rates:

2013		2012
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$38.0	0.25%	$2.3	0.36%

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2011 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated January 19, 2011 and secured by the Second Amended and Restated Indenture. At June 30, 2013, Chugach had $29.7 million outstanding with CoBank.

6.	RECENT ACCOUNTING PRONOUNCEMENTS

ASC Update 2013-04 “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force”

In February 2013, the FASB issued ASC Update 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force” (ASC Update 2013-04)). ASC Update 2013-04 provides guidance on the measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total obligation is fixed at the reporting date. This update is effective for reporting periods beginning after December 15, 2013. Chugach will begin application of ASC Update 2013-04 on January 1, 2014. Adoption is not expected to have any incremental effect on results of operations, financial position, and cash flows.

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

June 30, 2013 and 2012

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

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2013 and 2012

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect Chugach’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The table below presents the balance of Chugach’s overnight repurchase agreement, money market and marketable securities measured at fair value on a recurring basis at June 30, 2013, and December 31, 2012.

	Total	Level 1	Level 2	Level 3
June 30, 2013
Repurchase agreement	$100	$0	$100	$0
Marketable securities	$10,111,977	$10,111,977	$0	$0

December 31, 2012
Repurchase agreement	$100	$0	$100	$0
Money market	$2,829,397	$2,829,397	$0	$0
Marketable securities	$10,158,016	$10,158,016	$0	$0

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

Fair Value of Financial Instruments

The estimated fair values (in thousands) of the long-term obligations included in the financial statements at June 30, 2013, are as follows:

	Carrying Value	Fair Value
Long-term obligations (including current installments)	$521,597	$520,841

Level 1 measurement was used to determine the fair value of the 2011 and 2012 Series A Bonds. Level 2 measurements were used to determine all other long-term obligations.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2013 and 2012

8.	ENVIRONMENTAL MATTERS

The Clean Air Act and Environmental Protection Agency (EPA) regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants. New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs. On October 30, 2009, the EPA published new federal regulations requiring the mandatory reporting of greenhouse gases from all sectors of the economy. Chugach is subject to these regulations, which have not had and are not expected to have a material effect on our results of operations, financial position, and cash flows. While we cannot predict whether any additional new regulation would occur or its limitation, it is possible that new laws or regulations could increase our capital and operating costs. We have obtained or applied for all Clean Air Act permits currently required for the operation of our generating facilities.

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

Concentrations

Approximately 70 percent of our employees are members of the International Brotherhood of Electrical Workers (IBEW). Chugach has three Collective Bargaining Unit Agreements (CBA) with the IBEW. We also have an agreement with the Hotel Employees and Restaurant Employees (HERE). Chugach successfully reached agreement with all three IBEW bargaining units renewing the CBA’s through June 30, 2017. After employee ratification, two of the IBEW CBA’s were accepted by the Board of Directors (Board) on March 27, 2013. A third IBEW CBA was ratified by employees and accepted by the Board on April 24, 2013. The three CBA extensions provide for wage increases in all years and include health and welfare premium cost sharing provisions. The agreement with the HERE remains in full force and effect while the union conducts the ratification process.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2013 and 2012

Generation Commitments

Chugach and ML&P have jointly constructed and now own, as tenants in common, a new natural gas-fired power plant near Chugach’s Anchorage headquarters. SPP began commercial operation on February 1, 2013, furnishing up to 200 megawatts (MW) provided by four generating units. Chugach owns and will take approximately 70 percent of the new plant’s output and ML&P owns and will take the remaining output. Chugach proportionately accounted for its ownership in SPP and related inventory.

Chugach has substantially satisfied its commitments pursuant to its contracts associated with SPP.

Fuel Supply Contracts

Chugach has fuel supply contracts with various producers at market terms. A gas supply contract between Chugach and ConocoPhillips Alaska, Inc. and ConocoPhillips, Inc. (collectively “COP”), provided gas beginning in 2010 and will terminate December 31, 2016. The total amount of gas under the contract is currently estimated to be 60 billion cubic feet (BCF). A Marathon Alaska Production, LLC (MAP) contract provided gas beginning April 1, 2011 and will terminate December 31, 2014. Both MAP contract extension options have been exercised. The total amount of gas under the contract with MAP is currently estimated at 40 BCF. These contracts fill 100 percent of Chugach’s needs through December 2014, approximately 70 percent of Chugach’s needs through December 2015 and approximately 40 percent in 2016. Hilcorp purchased Marathon Alaska Production assets effective February 1, 2013. All of the production is expected to come from Cook Inlet, Alaska.

On July 12, 2013, Chugach submitted a new gas purchase agreement with Hilcorp to the RCA. The new agreement will supply gas from January 1, 2015 through March 31, 2018. The total amount of gas under the contract is estimated to be 17.7 Bcf. The new agreement is designed to fill the balance of Chugach’s unmet needs in 2015 and 2016, up to 100% of Chugach’s unmet needs in 2017 and up to 100% of its total needs in the first quarter of 2018. Approval of the contract by the RCA is condition precedent for the effectiveness of the contract and will ensure, in advance, that costs incurred under the contract can be recovered from Chugach’s customers.

Economy Energy Sales

On October 5, 2012, Chugach and GVEA finalized arrangements for Chugach to provide economy energy to GVEA through March of 2015. Sales will be made under the terms and conditions of Chugach’s economy energy sales tariff. The price to GVEA will include the cost of fuel, variable operations and maintenance expense and a margin. Chugach entered into a gas supply arrangement with Hilcorp for GVEA economy energy sales, which was approved by the RCA on March 1, 2013.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2013 and 2012

Legal Proceedings

Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc., Superior Court Case No. 3PA-13-1006 Civil

On May 14, 2013, MEA served Chugach with a Summons and Complaint in the above referenced case. Chugach filed its Answer to the Complaint on June 21, 2013. With its Complaint, MEA fundamentally asks that Chugach be required to repatriate MEA’s capital credits on the same basis as it promised, in a 2007 settlement, that it would repatriate HEA capital credits.

The margins Chugach earns each year are allocated to the customers who contribute them and are booked as capital credits to those customers’ accounts. Capital credits are eventually repatriated to customers at the discretion of Chugach’s Board of Directors typically many years after the margins are earned. With this litigation, MEA seeks to accelerate the return to it of its capital credits.

Chugach believes the claims are without merit and will vigorously defend against them. Management is uncertain of the outcome of the proceeding before the Superior Court. The ultimate resolution of this matter is not currently determinable. In the opinion of management, an adverse outcome is not likely to have a material adverse effect on Chugach’s results of operations or financial condition, however, an adverse outcome could impact Chugach’s equity ratio, which is subject to debt covenant compliance, in addition to our ability to borrow additional debt or refinance existing debt.

Chugach has certain litigation matters and pending claims that arise in the ordinary course of Chugach’s business. In the opinion of management, no individual matter or matters in the aggregate is or are likely to have a material adverse effect on Chugach’s results of operations, or financial condition. The matter disclosed above could impact Chugach as previously discussed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information contained under the caption “CAUTION REGARDING FORWARD-LOOKING STATEMENTS” at the beginning of this report.

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $16.1 million, or 27.5%, in the second quarter of 2013 compared to the same quarter in 2012. This increase was due primarily to an increase in rates to both retail and wholesale customers as a result of Chugach’s 2012 Test Year Rate Case filed with the RCA in December of 2012, higher kilowatt hour (kWh) sales, specifically economy energy sales, and higher economy fuel and purchased power expense recovered through the fuel and purchased power adjustment process.

Overall, retail revenue increased in the second quarter of 2013 compared to the same quarter in 2012. Base retail revenue increased due primarily to an increase in rates charged to retail customers as discussed above and higher retail kWh sales. The overall increase was also due to an increase in fuel and purchased power expense recovered through the fuel and purchased power adjustment process, which was somewhat offset by the effect of economy energy and wheeling transactions in the second quarter of 2013 compared to the same quarter in 2012.

Overall, wholesale revenue increased in the second quarter of 2013 compared to the same quarter in 2012. Base wholesale revenue increased due primarily to higher wholesale kWh sales and an increase in rates charged to wholesale customers as discussed above. An increase in fuel and purchased power expense recovered through the fuel and purchased power adjustment process was more than offset by the effect of economy energy and wheeling transactions in the second quarter of 2013 compared to the same quarter in 2012. Wheeling transactions include the transfer of electric power over Chugach’s transmission system.

Economy energy revenue increased in the second quarter of 2013 compared to the same period in 2012 due to increased sales to GVEA as a result of a new agreement between Chugach and GVEA. The new agreement provides economy energy sales to GVEA through March of 2015.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $8.7 million to Chugach’s fixed costs for the quarter ended June 30, 2013, and $6.0 million for the quarter ended June 30, 2012.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended June 30, 2013 and 2012:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2013	2012	% Variance	2013	2012	% Variance	2013	2012	% Variance
Retail
Residential	$11.8	$9.9	19.2%	$6.9	$7.0	(1.4%)	$18.7	$16.9	10.7%
Small Commercial	$1.9	$1.7	11.8%	$1.7	$1.5	13.3%	$3.6	$3.2	12.5%
Large Commercial	$8.1	$6.6	22.7%	$7.0	$6.8	2.9%	$15.1	$13.4	12.7%
Lighting	$0.4	$0.4	0.0%	$0.0	$0.0	0.0%	$0.4	$0.4	(0.0%)
Total Retail	$22.2	$18.6	19.4%	$15.6	$15.3	2.0%	$37.8	$33.9	11.5%

Wholesale
HEA	$3.7	$3.1	19.4%	$5.5	$5.8	(5.2%)	$9.2	$8.9	3.4%
MEA	$6.6	$4.5	46.7%	$9.3	$9.2	1.1%	$15.9	$13.7	16.1%
SES	$0.4	$0.3	33.3%	$0.8	$0.9	(11.1%)	$1.2	$1.2	0.0%
Total Wholesale	$10.7	$7.9	35.4%	$15.6	$15.9	(1.9%)	$26.3	$23.8	10.5%

Economy Sales	$0.6	$0.0	100.0%	$9.0	$0.1	8,900.0%	$9.6	$0.1	9,500.0%
Miscellaneous	$0.5	$0.4	25.0%	$0.6	$0.4	50.0%	$1.1	$0.8	37.5%

Total Revenue	$34.0	$26.9	26.4%	$40.8	$31.7	28.7%	$74.8	$58.6	27.6%

The following table summarizes kWh sales for the quarters ended June 30:

Customer	2013 kWh	2012 kWh

Retail	267,335,923	263,449,977
Wholesale	294,303,894	288,959,237
Economy Energy	83,975,000	1,396,000

Total	645,614,817	553,805,214

Base rates charged to retail and wholesale customers in the second quarter of 2013 include demand and energy base rate changes effective February 6, 2013, as a result of Chugach’s 2012 Test Year Rate Case filed with the RCA in December of 2012. Effectively, base rates increased 21% to retail and 24%, 38% and 33% to the wholesale customer classes of HEA, MEA and Seward, respectively, in the second quarter of 2013 compared to the same period in 2012.

Total operating expenses increased $14.4 million, or 25.8%, in the second quarter of 2013 over the same quarter in 2012, due to higher expenses in several operating expense categories.

Fuel expense increased $9.2 million, or 34.1%, in the second quarter of 2013 compared to the same quarter in 2012. The increase was due to an increase in the average effective delivered price, caused in part by higher fuel storage costs, and in million cubic feet (MMcf) used as a result of higher kWh sales, largely associated with economy sales to GVEA. In the second quarter of 2013, Chugach used 5,863,534 MMcf of fuel at an average effective delivered price of $5.92 per MMcf. In the second quarter of 2012, Chugach used 5,366,139 MMcF of fuel at an average effective delivered price of $4.89 per MMcf. The amount of fuel used in our operations for the first quarter of 2013 did not include MMcf from one supplier of natural gas, primarily associated with economy energy sales, along with other adjustments, which totaled 1,594,540 MMcf, resulting in 7,392,279 MMcf used by Chugach during that period. As a result, our average effective delivered price has been recalculated as $4.93 per MMcf instead of $6.50 per MMcf for the first quarter of 2013. Therefore, an increase in MMcf used as a result of higher economy energy sales to GVEA and higher fuel storage costs was somewhat offset by a decrease in MMcf used for firm kWh sales caused in part by the efficiency of SPP, in the first quarter of 2013 compared to the same quarter in 2012.

Production expense increased $1.2 million, or 28.4%, in the second quarter of 2013 compared to the same quarter in 2012, due primarily to operating and maintenance expense at SPP which was somewhat offset by a decrease in operating and maintenance expense at the Beluga Power Plant.

Purchased power expense, which includes the cost of 384,026 MMcf of fuel associated with purchases from the Nikiski Cogeneration plant (Nikiski), increased $0.7 million, or 14.6%, in the second quarter of 2013 compared to the same quarter in 2012. The increase was due primarily to an increase in the average effective price, caused in part by the unavailability of Nikiski due to maintenance. In the second quarter of 2013, Chugach purchased 114,040 megawatt hours (MWh) of energy at an average effective price of 4.22 cents per kWh. In the second quarter of 2012, Chugach purchased 119,864 MWh of energy at an average effective price of 3.60 cents per kWh, which included the cost of 703,212 MMcf of fuel associated with purchases from Nikiski.

Transmission expense increased $0.6 million, or 54.1%, in the second quarter of 2013 compared to the same quarter in 2012, due primarily to more substation and overhead line maintenance in the second quarter of 2013 compared to the same quarter in 2012.

Distribution expense did not materially change in the second quarter of 2013 compared to the same quarter in 2012.

Consumer accounts did not materially change in the second quarter of 2013 compared to the same quarter in 2012.

Administrative, general and other expense did not materially change in the second quarter of 2013 compared to the same quarter in 2012.

Depreciation and amortization expense increased $2.3 million, or 28.0%, in the second quarter of 2013 compared to the same quarter in 2012, due primarily to depreciation associated with SPP.

Interest on long-term and other debt did not materially change in the second quarter of 2013 compared to the same quarter in 2012.

Interest charged to construction decreased $2.4 million, or 96.9%, in the second quarter of 2013 compared to the same quarter in 2012 due primarily to a decrease in the average Construction Work in Progress (CWIP) balance due primarily to the commercial operation of SPP in February of 2013.

Non-operating margins decreased $0.1 million, or 114.7%, in the second quarter of 2013 compared to the same quarter in 2012 due primarily to an unrealized loss on marketable securities and a decrease in Allowance for Funds Used During Construction (AFUDC) caused by a lower average CWIP balance that is equity financed, which was somewhat offset by an increase in the interest income on marketable securities.

Current Year to Date versus Prior Year to Date

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $22.7 million, or 17.5%, in the first half of 2013 compared to the same period in 2012. This increase was due primarily to an increase in rates to both retail and wholesale customers as a result of Chugach’s 2012 Test Year Rate Case filed with the RCA in December of 2012, higher economy energy sales and higher fuel and purchased power expense recovered through the fuel and purchased power adjustment process, which was somewhat offset by lower firm kWh sales.

Overall, retail and wholesale revenue increased in the first half of 2013 compared to the same period in 2012. Base retail and wholesale revenue increased due to an increase in rates charged to all customers as discussed above. An increase in fuel and purchased power expense recovered through the fuel and purchased power adjustment process was more than offset by the effect of economy energy and wheeling transactions and lower retail and wholesale kWh sales caused by warmer weather in the first half of 2013 compared to the same period in 2012.

Economy energy revenue increased in the first half of 2013 compared to the same period in 2012 due to increased sales to GVEA as a result of a new agreement between Chugach and GVEA. The new agreement provides economy energy sales to GVEA through March of 2015.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $18.5 million to Chugach’s fixed costs for the six months ended June 30, 2013, and $13.7 million for the six months ended June 30, 2012.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the six months ended June 30, 2013 and 2012:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2013	2012	% Variance	2013	2012	% Variance	2013	2012	% Variance
Retail
Residential	$25.4	$22.7	11.9%	$14.7	$15.7	(6.4%)	$40.1	$38.4	4.4%
Small Commercial	$4.3	$3.8	13.2%	$3.4	$3.4	0.0%	$7.7	$7.2	6.9%
Large Commercial	$16.1	$13.6	18.4%	$13.5	$14.0	(3.6%)	$29.6	$27.6	7.2%
Lighting	$0.7	$0.7	0.0%	$0.1	$0.1	0.0%	$0.8	$0.8	0.0%
Total Retail	$46.5	$40.8	14.0%	$31.7	$33.2	(4.5%)	$78.2	$74.0	5.7%

Wholesale
HEA	$7.3	$6.3	15.9%	$11.2	$12.5	(10.4%)	$18.5	$18.8	(1.6%)
MEA	$13.9	$10.8	28.7%	$19.0	$20.7	(8.2%)	$32.9	$31.5	4.4%
SES	$0.8	$0.7	14.3%	$1.6	$1.8	(11.1%)	$2.4	$2.5	(4.0%)
Total Wholesale	$22.0	$17.8	23.6%	$31.8	$35.0	(9.1%)	$53.8	$52.8	1.9%

Economy Sales	$1.4	$0.1	1,300.0%	$17.1	$1.4	1,121.4%	$18.5	$1.5	1,133.3%
Miscellaneous	$1.0	$0.8	25.0%	$1.0	$0.7	42.9%	$2.0	$1.5	33.3%

Total Revenue	$70.9	$59.5	19.2%	$81.6	$70.3	16.1%	$152.5	$129.8	17.5%

The following table summarizes kWh sales for the six months ended June 30:

Customer	2013 kWh	2012 kWh

Retail	579,595,050	589,076,909
Wholesale	639,754,830	651,469,083
Economy Energy	175,942,000	18,648,000

Total	1,395,291,880	1,259,193,992

Base rates charged to retail and wholesale customers in the first six months of 2013 include base rate changes as a result of the simplified rate filing (SRF) utilizing the twelve months ended June 30, 2012, for rates effective November 12, 2012, and demand and energy base rate changes effective February 6, 2013, as a result of Chugach’s 2012 Test Year Rate Case filed with the RCA in December of 2012. Effectively, base rates increased 17% to retail and 14%, 20% and 21% to HEA, MEA and Seward, respectively, in the first six months of 2013 compared to the same period in 2012.

Total operating expenses increased $18.2 million, or 15.2%, in the first half of 2013 over the same period in 2012, due to higher expenses in several operating expense categories except distribution expense.

Fuel expense increased $10.8 million, or 18.2%, in the first half of 2013 compared to the same period in 2012. The increase was due to an increase in the average effective delivered price, caused in part by higher fuel storage costs, and in MMcf used as a result of higher economy sales. In the first half of 2013, Chugach used 12,205,367 MMcf of fuel at an average effective delivered price of $5.52 per MMcf. In the first half of 2012, Chugach used 11,609,081 MMcf of fuel at an average effective delivered price of $5.06 per MMcf.

Production expense increased $1.6 million, or 19.0%, in the first half of 2013 compared to the same period in 2012, due primarily to operating and maintenance expense at SPP which was largely offset by a decrease in operating and maintenance expense at the Beluga Power Plant.

Purchased power expense, which included the cost of 1,151,891 MMcf of fuel associated with purchases from Nikiski, increased $1.7 million, or 15.1%, in the first half of 2013 compared to the same period in 2012, due primarily to an increase in the average effective price, caused in part by the unavailability of Nikiski due to maintenance. In the first half of 2013, Chugach purchased 254,739 MWh of energy at an average effective price of 4.57 cents per kWh. In the first half of 2012, Chugach purchased 253,753 MWh of energy at an average effective price of 4.09 cents per kWh, which included the cost of 1,768,379 MMcf of fuel associated with purchases from Nikiski.

Transmission expense increased $0.6 million, or 23.0%, in the first half of 2013 compared to the same period in 2012, due primarily to more substation maintenance in the first half of 2013 compared to the same period in 2012.

Distribution expense decreased $0.7 million, or 10.6%, in the first half of 2013 compared to the same period in 2012, due primarily to lower costs associated with storm related line maintenance and right-of-way line clearing.

Consumer accounts did not materially change in the first half of 2013 compared to the same period in 2012.

Administrative, general and other expense did not materially change in the first half of 2013 compared to the same period in 2012.

Depreciation and amortization expense increased $3.8 million, or 23.2%, in the first half of 2013 compared to the same period in 2012, due primarily to depreciation associated with SPP.

Interest on long-term and other debt did not materially change in the first half of 2013 compared to the same period in 2012. The full interest associated with the 2012 bonds expensed in the first half of 2013 was somewhat offset by a decrease in interest due to principal payments on the 2011 and 2012 bonds.

Interest charged to construction decreased $3.4 million, or 75.8%, in the first six months of 2013 compared to the same period in 2012 due primarily to a decrease in the average CWIP balance caused by the commercial operation of SPP in February of 2013.

Non-operating margins decreased $0.1 million, or 18.3%, in the first half of 2013 compared to the same period in 2012. A decrease in AFUDC cause by a lower average CWIP balance that is equity financed and an unrealized loss on marketable securities was somewhat offset by an increase in interest income on marketable securities.

Financial Condition

Assets

Total assets decreased $13.0 million, or 1.6%, from December 31, 2012 to June 30, 2013. Net utility plant decreased $3.2 million, or 0.5%, caused by depreciation expense in excess of extension and replacement of plant. Investments in associated organizations decreased $0.4 million, or 4.0%, caused by a CoBank equity retirement in March of 2013. Cash and cash equivalents decreased $9.6 million, or 68.6%, due primarily to the use of the excess funds received from the 2012 financing after retiring the balance of commercial paper outstanding and a decrease in the over-recovery of fuel costs. Accounts receivable decreased $9.3 million, or 19.9%, due primarily to lower kWh sales, lower amounts outstanding to AEA and a decrease in amounts outstanding from ML&P for current SPP costs and deferred charges decreased $1.7 million, or 6.2%, caused primarily by the amortization which exceeded expenditures associated with fuel related studies. Those decreases were somewhat offset by an increase in restricted cash equivalents, material and supplies, fuel stock and prepayments. Restricted cash equivalents increased $7.8 million, or 398.3%, due to the cash collected from the interim and refundable rates implemented in February of 2013 and materials and supplies increased $1.6 million, or 4.9%, due to an increase in materials associated with SPP and distribution projects. Fuel stock increased $0.4 million, or 4.3%, due to additional fuel storage and prepayments increased $1.8 million, or 85.1%, caused primarily by the annual renewal of insurance and the prepayment of health and welfare premiums for 2013.

Liabilities and Equity

Total liabilities, equities and margins decreased $13.0 million, or 1.6%, from December 31, 2012 to June 30, 2013. Long term obligations decreased $24.7 million, or 4.7%, caused by the principal payments on the 2011 and 2012 bonds and accounts payable decreased $6.2 million, or 37.8%, due primarily to the timing of cash payments. Fuel cost over-recovery decreased $8.4 million, or 61.4%, due to the partial payment of the prior quarter’s over-recovery of fuel and purchased power costs and fuel payable decreased $0.9 million, or 4.1% due to the timing of fuel payments. These decreases were somewhat offset by an increase in total equities and margins, commercial paper and other and deferred liabilities. Total equities and margins increased $3.5 million, or 2.1%, due to the margins generated in the first half of 2013. Commercial paper increased $22.5 million, or 195.7%, due primarily to the timing of the principal payments associated with the 2011 and 2012 bonds and the restrictions associated with cash collected from the interim and refundable rates implemented in February of 2013. Other liabilities increased

$0.5 million, or 10.3%, caused by an increase in the municipal underground ordinance payable, which was somewhat offset by the annual payment of gross receipts tax. Deferred liabilities increased $0.4 million, or 24.6%, due to an increase in customer advances for construction.

LIQUIDITY AND CAPITAL RESOURCES

Summary

We ended the first six months of 2013 with $4.4 million of cash and cash equivalents, down from $14.0 million at December 31, 2012. We did not utilize the $50.0 million line of credit that we maintain with NRUCFC in the first six months of 2013, therefore, this line of credit had no outstanding balance and our available borrowing capacity under this line was $50.0 million at June 30, 2013. We issued commercial paper in the first six months of 2013 and had $34.0 million of commercial paper outstanding at June 30, 2013, thus our available borrowing capacity under our Commercial Paper Program at June 30, 2013, was $66.0 million.

Cash equivalents consist of all highly liquid debt instruments with a maturity of three months or less when purchased and an overnight repurchase agreement and concentration account with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2013 and 2012.

	2013	2012
Total cash provided by (used in):

Operating activities	$17,104,571	$35,690,633
Investing activities	(25,160,817)	62,253,176
Financing activities	(1,584,023)	(59,582,360)

Increase (decrease) in cash and cash equivalents	$(9,640,269)	$38,361,449

Operating Activities

Cash provided by operating activities was $17.1 million for the six months ended June 30, 2013, compared with $35.7 million for the six months ended June 30, 2012.

Assignable margins increased to $3.5 million in the first half of 2013, compared with $2.9 million in the first half of 2012. The increase in assignable margins was adjusted by the change in depreciation, which was due primarily to depreciation associated with SPP and additionally adjusted by the change in the amortization of deferred charges. The assignable margins increase was further expanded by changes in operating assets and liabilities. The changes in operating assets and liabilities were due primarily to changes in fuel cost under and over-recovery, materials and supplies, fuel stock, other assets, deferred charges, accounts payable, consumer deposits, accrued interest and fuel. The change in fuel cost under and over-recovery was due to the over-collection of fuel and purchased power costs recovered through the fuel and purchased power surcharge process, while the change in materials and supplies was due primarily to the change in inventory needed and used during the construction seasons. The change in fuel stock was due to the addition of fuel storage and the change in other assets was due primarily to the increase in restricted cash equivalents caused by the cash collected from the interim and refundable rates implemented in February of 2013. The change in deferred charges was due primarily to a change in financing related expenditures and the change in accounts payable was due to the change in cash payments, primarily associated with SPP. The change in consumer deposits was due to the change in customer prepaid accounts and the change in accrued interest was due primarily to the timing of the initial interest payments on the 2012 bonds. The change in fuel was due primarily to the timing of payments and the difference in price and quantity of fuel used in the first half of 2013 compared to the first half of 2012.

Investing Activities

Cash used in investing activities was $25.2 million for the six months ended June 30, 2013, compared with $62.3 million provided by investing activities for the six months ended June 30, 2012. The change in cash used in investing activities was due primarily to the release of restricted funds associated with the 2011 financing to repay the 2002 Series A Bonds on February 1, 2012, and a decrease in expenditures associated with SPP. Capital construction through June 30, 2013, was $25.4 million and is estimated at $52.6 million for the full year. Once funding from other sources is collected, the total cash requirement is estimated at $24.2 million for 2013. Capital improvement expenditures are expected to increase during the third quarter as the construction season continues.

Financing Activities

Cash used in financing activities was $1.6 million for the six months ended June 30, 2013, compared to $59.6 million for the six months ended June 30, 2012. The change in cash used in financing activities was due primarily to changes related to our financing activity in 2012. The change in payments for debt issue costs was due to the issuance of the 2012 bonds in 2012 and the increase in short-term obligations was due primarily to the timing of the principal payments associated with the 2011 and 2012 bonds and the restrictions associated with cash collected from the interim and refundable rates implemented in February of 2013. The change in proceeds from long-term obligations and repayments of short-term obligations was due primarily to the issuance of the 2012 bonds to repay the commercial paper balance used to finance SPP. The change in repayments of long-term obligations was due to the payment of the 2002 Series A bonds in February of 2012 and the additional principal payments associated with the 2012 bonds.

Sources of Liquidity

Chugach satisfies its operational and capital cash requirements through internally generated funds, a $50.0 million line of credit from NRUCFC and a $100.0 million Commercial Paper Program. At June 30, 2013, there was no outstanding balance on our NRUCFC line of credit and $34.0 million of outstanding commercial paper. Thus, at June 30, 2013, our available borrowing capacity under our line of credit with NRUCFC was $50.0 million and our available commercial paper capacity was $66.0 million.

Our commercial paper can be repriced between one day and two hundred seventy days. The average commercial paper balance for the six months ended June 30, 2013, was $23.8 million with a corresponding weighted average interest rate of 0.25%. The maximum amount of outstanding commercial paper for the six months ended June 30, 2013, was $40.0 million. The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate
January 2013	$5.9	0.27%
February 2013	$0.1	0.25%
March 2013	$23.2	0.29%
April 2013	$40.0	0.26%
May 2013	$39.7	0.24%
June 2013	$34.3	0.24%

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2011 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated January 19, 2011 and secured by the Second Amended and Restated Indenture.

At June 30, 2013, Chugach had the following note outstanding with this facility:

	Principal Balance	Interest Rate at June 30, 2013	Maturity Date	Principal Payment Dates

2011 CoBank Note	$29,680,420	2.54%	2022	2014 - 2022

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

CRITICAL ACCOUNTING POLICIES

As of June 30, 2013, there have been no significant changes in our critical accounting policies as disclosed in our 2012 Annual Report on Form 10-K. These policies include electric utility regulation and unbilled revenue.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Information required by this Item is contained in Note 6 to the “Notes to Financial Statements” within Part I of this Form 10-Q.

OUTLOOK

Integrating a new, highly efficient power generation facility into our existing operations and rate structure, managing and securing additional natural gas contracts and securing replacement revenue sources for wholesale customer loads that will be leaving in January and December of 2014, all while controlling operating expenses to minimize future adverse customer rate impacts, are some of the major challenges Chugach has faced and will continue to face in the near and intermediate term. These issues, along with energy issues and plans at the state level, are expected to shape how Chugach proceeds into the future.

Chugach and ML&P have jointly constructed and now own the Southcentral Power Project. On February 1, 2013, SPP began commercial operation, furnishing up to 200 MW provided by four generating units. Chugach owns and will take approximately 70 percent of the plant’s output and ML&P owns and will take the remaining 30 percent. Chugach’s financing for the project was primarily completed in January of 2012 with the issuance of the 2012 Series A Bonds. In 2010, the RCA concluded that Chugach may include in future rates $197.0 million in costs attributable to three principal contracts to build SPP when the plant becomes used and useful. A request to establish and approve SPP depreciation rates was approved by the RCA in August of 2012. On December 21, 2012, Chugach submitted a general rate case with the RCA to recover the additional costs associated with the project, among other things. Chugach also requested SPP fixed costs be synchronized with expected reductions in fuel costs. The RCA approved interim and refundable rates effective February 6, 2013.

We continue to actively manage our fuel supply needs. Incorporating the new gas purchase agreement with Hilcorp, we currently have contracts in place which are intended to fill up to 100 percent of our needs through March 2018. The State of Alaska Department of Natural Resources (DNR) completed a preliminary engineering and geological evaluation of the remaining Cook Inlet gas reserves in December of 2009. The DNR study identified 863 BCF of proven, developed, producing reserves, additional probable reserves of 279 Bcf and an additional increment of 353 Bcf in high-confidence pay intervals. Combined, these 1.5 trillion cubic feet of gas reserves are similar to the 1.4 trillion cubic feet of gas reserves identified in a 2004 study undertaken by the Department of Energy. Given current demand and deliverability, DNR estimates a minimum 10-year supply of gas exists in currently producing leases. DNR does note that economic considerations will play a major role in whether producers continue undertaking additional drilling and development activities to meet demand. An updated June 2011 DNR report titled “Cook Inlet Natural Gas Production Cost Study” further quantified the economic considerations and came to two key conclusions:

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

The 2010 Alaska Legislature passed legislation that provides incentives to natural gas producers to enhance Cook Inlet oil and gas production. There are several independent producers currently taking advantage of those incentives. Other producers have recently drilled conventional wells. Although it is too early to tell if the incentives will pay off, independent producers do seem to be taking steps to enter the market. 2011 Cook Inlet petroleum lease sales were up and several gas producers new to Cook Inlet have plans to drill in 2013. Last year, the State of Alaska took in approximately $6.9 million in bids at its area-wide Cook Inlet oil and gas lease sale, reportedly the third-highest dollar volume for a Cook Inlet sale since area-wide sales began in 1999. The three major bidders were all large current leaseholders and much of the bidding appeared to be filling in around existing leasehold positions. Hilcorp purchased Chevron’s subsidiary Union Oil Company of California January 1, 2012, and purchased Marathon Alaska Production assets effective February 1, 2013. Both Hilcorp and ConocoPhillips have recently entered into gas contracts with a majority of the gas users in Cook Inlet for the delivery of gas through the first quarter of 2018. Chugach is encouraged with this recent development but continues to explore other alternatives to diversify our portfolio.

Chugach, as part of a group of utilities in Southcentral Alaska, continues to evaluate its long-term needs and is focusing on design and permitting of an Liquefied National Gas (LNG) import facility that could potentially be in service by 2018. In addition to following exploration and production activity in the Cook Inlet area, Chugach is also closely monitoring potential pipeline options from the North Slope.

CINGSA began service April 1, 2012. The facility had an initial storage capacity of 11 Bcf. Injections into the facility began in 2012 so that local utilities, including Chugach, will have gas available to meet deliverability requirements during peak periods. Chugach’s share of the initial capacity was 2.4 BCF and is now 2.3 BCF. Chugach was entitled to withdraw gas at a rate of up to 35.0 MMcf per day in 2012 and is entitled to the same limits in 2013. The RCA approved inception rates and a tariff for the CINGSA facility on January 31, 2011 and a Firm Storage Service (FSS) Agreement between the seller and Chugach in July of 2011.

Notification was made by MEA in 2004 and by HEA in 2007 that neither organization intends to be on the Chugach system under the current contractual arrangements post 2014. This would result in a loss of approximately 49 percent of Chugach’s power sales load and approximately 39 percent of the utility’s annual sales revenue.

HEA’s solely-owned power generation and transmission entity, Alaska Electric and Energy Cooperative, Inc. (AEEC), plans to complete its Nikiski generation conversion project in 2013. AEEC currently owns a 40 MW natural gas-fired generation plant that is dispatched as part of Chugach’s overall system. The conversion project entails adding a steam turbine and increasing the output of the plant to approximately 77 MW. HEA intends to purchase all of the output from this unit upon expiration of the Chugach contract in 2013. HEA is also installing a 48 MW combustion turbine which will be used as a backup power source. Chugach and HEA finalized an agreement to accommodate HEA’s commissioning efforts at Nikiski effective July 1, 2013.

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

A State of Alaska Energy Policy approved by the legislature in 2010 included legislative intent that the state achieve a 15 percent increase in energy efficiency on a per capita basis between 2010 and 2020, receive 50 percent of its electric generation from renewable and alternative energy sources by 2025, work to ensure a reliable in-state gas supply for residents of the state, and that the state power project fund serve as the main source of state assistance for energy projects, remain a leader in petroleum and natural gas production and become a leader in renewable and alternative energy development. The main project moving Alaska toward its renewable energy goals is the Susitna-Watana Hydroelectric Project. The project is to be located on the Susitna River, approximately halfway between Anchorage and Fairbanks. The project capacity is expected to be 600 MW and would provide about half the electric energy needed in the Railbelt. The 2012 fiscal year State of Alaska capital budget contained $65.7 million for the AEA to conduct planning, design and permitting for this project and on December 29, 2011, AEA filed an application with FERC to begin the licensing process. The 2014 capital budget included $95.0 million for AEA to continue moving the project forward. On July 16, 2012, AEA submitted the proposed studies required to meet federal licensing requirements as part of the review process to meet environmental and safety standards. An updated study plan was submitted in December 2012. AEA held public meetings and comments were accepted by FERC during its 45-day review period. In February of 2013 FERC approved forty-four study plans and approved the remaining studies shortly after. Chugach will work with AEA and other parties on this effort.

The 2013 fiscal year State of Alaska capital budget contained $7.4 million in appropriations for Chugach projects that will help contain the cost of power for ratepayers while improving reliability and increasing the amount of renewable energy on the system. Funding for these projects will flow through either the AEA or the Municipality of Anchorage.

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

The Clean Air Act and EPA regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants. New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs. On October 30, 2009, the EPA published new federal regulations requiring the mandatory reporting of greenhouse gases from all sectors of the economy. Chugach is subject to these regulations, which have not had and are not expected to have a material effect on our results of operations, financial position, and cash flows. While we cannot predict whether any additional new regulation would occur or its limitation, it is possible that new laws or regulations could increase our capital and operating costs. We have obtained or applied for all Clean Air Act permits currently required for the operation of our generating facilities.

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

Interest Rate Risk

At June 30, 2013, our short- and long- term debt was comprised of our 2011 and 2012 Series A Bonds, our CoBank bond and outstanding commercial paper.

The interest rates of our 2011 Series A Bonds due 2031 and 2041 are fixed at 4.20 and 4.75 percent, per annum, respectively. The interest rates of our 2012 Series A Bonds due 2032 and 2042 are fixed at 4.01, 4.41 and 4.78 percent, per annum, respectively. At June 30, 2013, we had $253.7 million of 2011 and $238.2 million of 2012 Series A Bonds outstanding. The fair value at June 30, 2013, was $491.2 million.

Chugach is exposed to market risk from changes in interest rates associated with our other credit facilities. Our credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the London Interbank Offered Rate (LIBOR) or the base rate or prime rate of our lenders. At June 30, 2013, we had $34.0 million of commercial paper outstanding and $29.7 million outstanding on our CoBank bond. A 100 basis-point rise in interest rates would increase our interest expense by approximately $0.8 million, and a 100 basis point decline in interest rates would decrease our interest expenses by approximately $0.4 million, based on $63.7 million of variable rate debt outstanding at June 30, 2013.

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

In addition, there have been no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

For information regarding additional risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012. Except as noted above, these risk factors have not materially changed as of June 30, 2013.

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Bradley W. Evans
Bradley W. Evans
Chief Executive Officer

By:	/s/ Sherri L. McKay-Highers
Sherri L. McKay-Highers
Chief Financial Officer

Date:	August 12, 2013

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document