Form 10-Q
period 2013-09-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2013-11-12
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Statements in this report that do not relate to historical facts, including statements relating to future plans, events or performance, are forward-looking statements that involve risks and uncertainties. Actual results, events or performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report and the accuracy of which is subject to inherent uncertainty. It is suggested these statements are read in conjunction with our audited financial statements for the year ended December 31, 2012, filed as part of our annual report on Form 10-K, as well as the risk factors relating to the Company’s business disclosed on that Form 10-K. Chugach Electric Association, Inc. (Chugach) undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances that may occur after the date of this report or the effect of those events or circumstances on any of the forward-looking statements contained in this report, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the unaudited financial statements of Chugach as of and for the three and nine months ended September 30, 2013, follow.

Chugach Electric Association, Inc.

Balance Sheets

(Unaudited)

Assets	September 30, 2013	December 31, 2012

Utility Plant:
Electric Plant in service	$1,149,624,412	$891,781,509
Construction work in progress	26,801,128	263,459,794

Total utility plant	1,176,425,540	1,155,241,303
Less accumulated depreciation	(521,700,854)	(493,894,390)

Net utility plant	654,724,686	661,346,913

Other property and investments, at cost:
Nonutility property	84,735	84,735
Investments in associated organizations	10,128,320	10,552,683
Special funds	482,400	570,027

Total other property and investments	10,695,455	11,207,445

Current assets:
Cash and cash equivalents	10,122,930	14,047,469
Special deposits	153,233	153,233
Restricted cash equivalents	16,038,430	1,953,085
Marketable securities	10,210,846	10,158,016
Accounts receivable, net	33,664,953	46,650,901
Materials and supplies	34,750,964	32,867,971
Fuel stock	12,920,692	9,466,767
Prepayments	3,592,368	2,156,862
Other current assets	270,629	252,146

Total current assets	121,725,045	117,706,450

Deferred charges, net	24,901,267	27,712,243

Total assets	$812,046,453	$817,973,051

Chugach Electric Association, Inc.

Balance Sheets (continued)

(Unaudited)

Liabilities, Equities and Margins	September 30, 2013	December 31, 2012

Equities and margins:
Memberships	$1,590,478	$1,559,344
Patronage capital	156,130,271	153,832,674
Other	11,353,130	11,372,355

Total equities and margins	169,073,879	166,764,373

Long-term obligations, excluding current installments:
Bonds payable	469,499,999	491,916,666
National Bank for Cooperatives note payable	27,414,275	29,680,420

Total long-term obligations	496,914,274	521,597,086

Current liabilities:
Current installments of long-term obligations	24,682,812	24,493,022
Commercial paper	49,000,000	11,500,000
Accounts payable	13,098,818	16,488,323
Consumer deposits	4,776,972	4,279,901
Fuel cost over-recovery	184,405	13,710,049
Accrued interest	1,008,464	6,807,207
Salaries, wages and benefits	9,025,162	8,369,203
Fuel	20,763,164	20,868,078
Other liabilities	4,470,533	4,559,981

Total current liabilities	127,010,330	111,075,764

Deferred compensation	482,400	570,027
Deferred liabilities	2,338,503	1,769,172
Patronage capital payable	6,888,805	6,858,367
Deferred proceeds on sale of asset	9,338,262	9,338,262

Total liabilities, equities and margins	$812,046,453	$817,973,051

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Operating revenues	$71,715,353	$62,675,511	$224,240,295	$192,488,013

Operating expenses:
Fuel	30,838,515	30,536,763	101,087,834	89,976,114
Production	5,576,130	4,364,786	15,636,814	12,821,523
Purchased power	8,228,072	5,513,024	21,134,055	16,723,345
Transmission	1,625,767	1,481,332	5,084,668	4,294,173
Distribution	3,449,042	3,394,077	9,759,605	10,452,327
Consumer accounts	1,352,350	1,603,632	4,540,389	4,496,725
Administrative, general and other	5,638,613	5,188,262	17,341,352	16,784,922
Depreciation and amortization	10,353,195	8,118,653	30,397,473	24,395,611

Total operating expenses	$67,061,684	$60,200,529	$204,982,190	$179,944,740

Interest expense:
Long-term debt and other	6,135,401	6,016,325	18,562,813	17,879,791
Charged to construction	(118,609)	(2,520,460)	(1,196,149)	(6,968,904)

Interest expense, net	$6,016,792	$3,495,865	$17,366,664	$10,910,887

Net operating margins	$(1,363,123)	$(1,020,883)	$1,891,441	$1,632,386

Nonoperating margins:
Interest income	170,125	77,448	513,985	231,085
Allowance for funds used during construction	35,523	66,031	113,864	195,611
Capital credits, patronage dividends and other	21,155	118,008	(190,578)	92,454

Total nonoperating margins	$226,803	$261,487	$437,271	$519,150

Assignable margins	$(1,136,320)	$(759,396)	$2,328,712	$2,151,536

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Assignable margins	$2,328,712	$2,151,536

Adjustments to reconcile assignable margins to net cash provided by operating activities:

Depreciation	30,397,473	24,395,611
Amortization and depreciation cleared to operating expense	4,449,114	4,039,569
Allowance for funds used during construction	(113,864)	(195,611)
Write off of inventory, deferred charges and projects	395,030	336,845
Other	192,486	(37,050)

(Increase) decrease in assets:
Accounts receivable, net	12,985,948	4,605,041
Fuel cost under-recovery	0	1,055,286
Materials and supplies	(2,203,071)	1,512,390
Fuel stock	(3,453,925)	(8,971,841)
Prepayments	(1,435,506)	(658,979)
Other assets	(14,103,949)	(564)
Deferred charges	(173,523)	(5,301,844)

Increase (decrease) in liabilities:
Accounts payable	1,327,365	3,298,330
Consumer deposits	497,071	(1,516,118)
Fuel cost over-recovery	(13,525,644)	8,823,399
Accrued interest	(5,798,743)	(5,787,103)
Salaries, wages and benefits	655,959	1,134,117
Fuel	(104,914)	(1,010,772)
Other current liabilities	1,945,230	2,125,966
Deferred liabilities	9,432	(69,380)

Net cash provided by operating activities	14,270,681	29,928,828

Cash flows from investing activities:
Investment in associated organizations	424,484	663,697
Investment in marketable securities	(245,316)	(10,007,254)
Proceeds from restricted cash equivalents	0	120,000,000
Extension and replacement of plant	(31,913,570)	(71,155,744)

Net cash (used in) provided by investing activities	(31,734,402)	39,500,699

Cash flows from financing activities:
Payments for debt issue costs	0	(1,850,199)
Proceeds from short-term obligations	43,500,000	20,500,000
Proceeds from long-term obligations	0	250,000,000
Repayments of short-term obligations	(6,000,000)	(188,000,000)
Repayments of long-term obligations	(24,493,022)	(133,360,210)
Memberships and donations received	11,909	45,509
Retirement of patronage capital and estate payments	(31,115)	(48,079)
Net receipts on consumer advances for construction	551,410	1,220,109

Net cash provided by (used in) financing activities	13,539,182	(51,492,870)

Net change in cash and cash equivalents	(3,924,539)	17,936,657

Cash and cash equivalents at beginning of period	$14,047,469	$17,118,118

Cash and cash equivalents at end of period	$10,122,930	$35,054,775

Supplemental disclosure of non-cash investing and financing activities:
Retirement of plant	$3,810,093	$1,797,561
Extension and replacement of plant included in accounts payable	$4,723,182	$21,260,378
Supplemental disclosure of cash flow information – interest expense paid, net of amounts capitalized	$21,737,522	$15,568,633

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2013 and 2012

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

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2013 and 2012

Approximately 70 percent of our employees are members of the International Brotherhood of Electrical Workers (IBEW). Chugach has three Collective Bargaining Unit Agreements (CBA) with the IBEW. We also have an agreement with the Hotel Employees and Restaurant Employees (HERE). Chugach successfully reached agreement with all three IBEW bargaining units renewing the CBA’s through June 30, 2017. After employee ratification, two of the IBEW CBA’s were accepted by the Board of Directors (Board) on March 27, 2013. A third IBEW CBA was ratified by employees and accepted by the Board on April 24, 2013. The three CBA extensions provide for wage increases in all years and include health and welfare premium cost sharing provisions. On September 18, 2013, the Board approved the HERE contract effective July 1, 2013 through June 30, 2016. The contract provides for wage increases in all years.

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

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the nine month periods ended September 30, 2013 and 2012 was in compliance with that provision. In addition, Chugach collects sales tax and is assessed gross receipts and excise taxes which are presented on a net basis in accordance with FASB ASC 605-45-50, “Topic 605 – Revenue Recognition – Subtopic 45 – Principal Agent Considerations – Section 50 – Disclosure.”

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2013 and 2012

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

Included in accounts receivable are invoiced amounts to ML&P for their proportionate share of current Southcentral Power Project (SPP) costs, which amounted to $1.7 and $3.0 million at September 30, 2013 and December 31, 2012, respectively. In addition, accounts receivable includes invoiced amounts to the Alaska Energy Authority (AEA) for reimbursable expenditures related to grants, which amounted to $1.1 million and $4.0 million at September 30, 2013 and December 31, 2012, respectively.

e.	Fuel Stock

Fuel Stock is the weighted average cost of fuel injected into the Cook Inlet Natural Gas Storage Alaska (CINGSA), which began service in the second quarter of 2012. Chugach’s fuel balance in storage amounted to $12.9 million and $9.5 million at September 30, 2013, and December 31, 2012, respectively.

f.	Marketable Securities

In September of 2012, Chugach implemented a bond and equity investment portfolio. The investments are classified as marketable securities, reported at fair value with gains and losses included in earnings. At September 30, 2013, and December 31, 2012, the carrying amount and fair value was $10.2 and $10.1 million, respectively.

g.	Restricted cash

Restricted cash equivalents include funds on deposit for future workers compensation claims and the funds generated from the interim and refundable rates implemented on February 6, 2013, associated with the 2012 General Rate Case. Funds on deposit for future workers compensation claims amounted to $2.2 million and $2.0 million at September 30, 2013, and December 31, 2012, respectively, and funds generated from the 2012 General Rate Case interim and refundable rates amounted to $13.8 million at September 30, 2013.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2013 and 2012

4.	REGULATORY MATTERS

2012 General Rate Case

To reflect cost changes resulting from commercial operation of SPP, Chugach submitted a general rate case to the RCA on December 21, 2012 to increase system base rate revenues by $30.0 million, or approximately 26 percent, on total base rate revenues of $115.0 million. The proposed rates became effective on an interim and refundable basis beginning in February of 2013. In a separate filing Chugach adjusted fuel rates to reflect efficiency improvements associated with the commercial operation of SPP and made these reduced fuel rates effective at the same time as the requested general rate case base rate increases. This allowed the interim base rate increases to be synchronized with expected reductions in fuel cost recovery rates.

The filing also requested approval of a major expansion of Chugach’s operating tariff to include both firm and non-firm transmission wheeling service and attendant ancillary services in support of third-party transmission on the Chugach system. The main purpose of the expansion is to accommodate anticipated wheeling services after expiration of the HEA and MEA wholesale customer contracts in 2014 and 2015, respectively.

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

The increase, net of both base rate increases and fuel savings, to Chugach retail end-users is approximately 6 percent, while the net increase to retail end-users of Chugach’s wholesale customers is approximately 4 percent to 7 percent. Consistent with its practice the RCA required Chugach, at its option, to either place the interim and refundable amounts received into an escrow account or pay an annualized interest rate of 10.5 percent on any future refunds required in the docket. Chugach elected to place the interim and refundable amounts into escrow. At September 30, 2013, the interim and refundable amount subject to refund was $13.8 million and is treated as a reduction in cash provided by operating activities on the Statements of Cash Flows.

Intervener testimony was filed with the RCA on August 23, 2013. Both before and after those filings, Chugach has been engaged in discussions with the intervening parties to resolve the outstanding issues in the case. Although considerable progress has been made, no final agreements have been reached. Chugach filed reply testimony on October 23, 2013 which proposed changes to its rate increase request, including a downward adjustment to its system revenue requirement by $0.2 million, which represents a 0.1 percent reduction to its system base rate revenue requirement of $143.0 million. A hearing on the case is scheduled to begin December 6, 2013 and a final decision is expected in the first quarter of 2014.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2013 and 2012

Natural Gas Contract Submittals

Gas Sale and Purchase Agreement between Chugach and Hilcorp Alaska, LLC

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

On September 10, 2013, the RCA issued an order approving the agreement and the recovery of the gas costs incurred under the agreement through Chugach’s fuel and purchased power cost adjustment process.

Gas Sale and Purchase Agreement between Chugach and Cook Inlet Energy, LLC

On September 30, 2013, Chugach submitted a new gas purchase agreement with Cook Inlet Energy, LLC (CIE) to the RCA for natural gas deliveries commencing April 1, 2014 and terminating on March 31, 2018. The agreement does not provide a current commitment to purchase any volume of gas but rather provides for the parties to meet and confer each year on the possible volumes of gas that could be sold and delivered in the next contract year or such other period as may be agreed. This structure accommodates on-going gas development work by CIE and provides additional diversity in Chugach’s sources of natural gas to meet system load requirements. A decision by the RCA on Chugach’s request is expected by year end.

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

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2013 and 2012

5.	DEBT

Lines of Credit

Chugach maintains a $50.0 million line of credit with National Rural Utilities Cooperative Finance Corporation (NRUCFC). Chugach did not utilize this line of credit in the first nine months of 2013, and therefore had no outstanding balance at September 30, 2013. In addition, Chugach did not utilize this line of credit during 2012 and had no outstanding balance at December 31, 2012. The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC. At September 30, 2013, and December 31, 2012, the borrowing rate was 2.90%.

The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. The NRUCFC line of credit expires October 12, 2017. This line of credit is immediately available for unconditional borrowing.

Commercial Paper

On November 17, 2010, Chugach entered into a $300.0 million Unsecured Credit Agreement, which is used to back Chugach’s Commercial Paper program. Effective May 4, 2012, Chugach reduced the commitment amount to $100.0 million and on June 29, 2012, amended and extended the Credit Agreement to update the pricing and extend the term. The new pricing includes an all-in drawn spread of one month London Interbank Offered Rate (LIBOR) plus 107.5 basis points, along with a 17.5 basis points facility fee (based on an A-/A3 unsecured debt rating). The Amended Unsecured Credit Agreement now expires on November 17, 2016. The participating banks include NRUCFC, KeyBank National Association, Bank of America, N.A., Bank of Montreal, CoBank, ACB and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch. Commercial paper can be repriced between one day and two hundred seventy days. Chugach is expected to continue to issue commercial paper in the fourth quarter of 2013 and in 2014, as needed. Chugach had $49.0 million and $11.5 million of commercial paper outstanding at September 30, 2013, and December 31, 2012, respectively.

The following table provides information regarding 2013 and 2012 average commercial paper balances outstanding for the quarter ended September 30 (dollars in millions), as well as corresponding weighted average interest rates:

2013		2012
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$36.8	0.22%	$1.4	0.34%

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2013 and 2012

Term Loan

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2011 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated January 19, 2011 and secured by the Second Amended and Restated Indenture. At September 30, 2013, Chugach had $29.7 million outstanding with CoBank.

6.	RECENT ACCOUNTING PRONOUNCEMENTS

ASC Update 2013-04 “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force)”

In February 2013, the FASB issued ASC Update 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force)” (ASC Update 2013-04). ASC Update 2013-04 provides guidance on the measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total obligation is fixed at the reporting date. This update is effective for reporting periods beginning after December 15, 2013. Chugach will begin application of ASC Update 2013-04 on January 1, 2014. Adoption is not expected to have any incremental effect on results of operations, financial position, and cash flows.

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

September 30, 2013 and 2012

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

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2013 and 2012

The table below presents the balance of Chugach’s overnight repurchase agreement, money market and marketable securities measured at fair value on a recurring basis at September 30, 2013, and December 31, 2012.

	Total	Level 1	Level 2	Level 3
September 30, 2013
Repurchase agreement	$100	$0	$100	$0
Marketable securities	$10,210,846	$10,210,846	$0	$0

December 31, 2012
Repurchase agreement	$100	$0	$100	$0
Money market	$2,829,397	$2,829,397	$0	$0
Marketable securities	$10,158,016	$10,158,016	$0	$0

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

Fair Value of Financial Instruments

The estimated fair values (in thousands) of the long-term obligations included in the financial statements at September 30, 2013, are as follows:

	Carrying Value	Fair Value
Long-term obligations (including current installments)	$521,597	$516,858

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

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2013 and 2012

Chugach is subject to numerous other environmental statutes including the Clean Water Act, the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Endangered Species Act, and the Comprehensive Environmental Response, Compensation and Liability Act and to the regulations implementing these statutes. We do not believe that compliance with these statutes and regulations to date has had a material impact on our financial condition, results of operation or cash flows. However, new laws or regulations, implementation of final regulations or changes in or new interpretations of these laws or regulations could result in significant additional capital or operating expenses. Chugach follows proposed new regulations and existing regulation changes through industry associations and professional organizations.

9.	COMMITMENTS AND CONTINGENCIES

Concentrations

Approximately 70 percent of our employees are members of the International Brotherhood of Electrical Workers (IBEW). Chugach has three Collective Bargaining Unit Agreements (CBA) with the IBEW. We also have an agreement with the Hotel Employees and Restaurant Employees (HERE). Chugach successfully reached agreement with all three IBEW bargaining units renewing the CBA’s through June 30, 2017. After employee ratification, two of the IBEW CBA’s were accepted by the Board of Directors (Board) on March 27, 2013. A third IBEW CBA was ratified by employees and accepted by the Board on April 24, 2013. The three CBA extensions provide for wage increases in all years and include health and welfare premium cost sharing provisions. On September 18, 2013, the Board approved the HERE contract effective July 1, 2013 through June 30, 2016. The contract provides for wage increases in all years.

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

Chugach has substantially satisfied its commitments pursuant to its contracts associated with the construction of SPP.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2013 and 2012

Fuel Supply Contracts

Chugach has fuel supply contracts with various producers at market terms. A gas supply contract between Chugach and ConocoPhillips Alaska, Inc. and ConocoPhillips, Inc. (collectively “COP”), provided gas beginning in 2010 and will terminate December 31, 2016. The total amount of gas under the contract is currently estimated to be 60 billion cubic feet (BCF). A Marathon Alaska Production, LLC (MAP) contract provided gas beginning April 1, 2011 and will terminate December 31, 2014. Both MAP contract extension options have been exercised. The total amount of gas under the contract with MAP is currently estimated at 40 BCF. These contracts, together, fill 100 percent of Chugach’s needs through December 2014, approximately 70 percent of Chugach’s needs through December 2015 and approximately 40 percent in 2016. Hilcorp purchased Marathon Alaska Production assets effective February 1, 2013. All of the production is expected to come from Cook Inlet, Alaska.

On July 12, 2013, Chugach submitted a new gas purchase agreement with Hilcorp to the RCA. The new agreement will supply gas from January 1, 2015 through March 31, 2018. The total amount of gas under the contract is estimated to be 17.7 Bcf.

The existing fuel supply contracts and the new agreement with Hilcorp are designed to meet up to 100% of Chugach’s needs through the first quarter of 2018. On September 10, 2013, the RCA issued an order approving the new agreement and the recovery of the gas costs incurred under the new agreement through Chugach’s fuel and purchased power cost adjustment process.

On September 30, 2013, Chugach submitted a new gas purchase agreement with Cook Inlet Energy, LLC (CIE) to the RCA for natural gas deliveries commencing April 1, 2014 and terminating on March 31, 2018. The agreement does not provide a current commitment to purchase any volume of gas but rather provides for the parties to meet and confer each year on the possible volumes of gas that could be sold and delivered in the next contract year or such other period as may be agreed. This structure accommodates on-going gas development work by CIE and provides additional diversity in Chugach’s sources of natural gas to meet system load requirements. A decision by the RCA on Chugach’s request is expected by year end.

Economy Energy Sales

On October 5, 2012, Chugach and GVEA finalized arrangements for Chugach to provide 620,000 MWh of economy energy to GVEA through March of 2015. Sales will be made under the terms and conditions of Chugach’s economy energy sales tariff. The price to GVEA includes the cost of fuel, variable operations and maintenance expense and a margin. In addition, there is a charge for wheeling. Chugach entered into a gas supply arrangement with Hilcorp for GVEA economy energy sales, which was approved by the RCA on March 1, 2013.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2013 and 2012

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

The margins Chugach earns each year are allocated to the customers who contribute them and are booked as capital credits to those customers’ accounts. Capital credits are eventually repatriated to customers at the discretion of Chugach’s Board of Directors, typically many years after the margins are earned. With this litigation, MEA seeks to accelerate the return of its capital credits.

Chugach believes the claims are without merit and will vigorously defend against them. Management is uncertain of the outcome of the proceeding before the Superior Court. The ultimate resolution of this matter is not currently determinable. In the opinion of management, an adverse outcome is not likely to have a material adverse effect on Chugach’s results of operations or financial condition, however, an adverse outcome could impact Chugach’s equity ratio, which could, in turn, adversely impact our debt covenant compliance, in addition to our ability to borrow additional debt or refinance existing debt.

Chugach has certain other litigation matters and pending claims that arise in the ordinary course of Chugach’s business. In the opinion of management, none of these other matters, individually, or in the aggregate, is or are likely to have a material adverse effect on Chugach’s results of operations, financial condition or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information contained under the caption “CAUTION REGARDING FORWARD-LOOKING STATEMENTS” at the beginning of this report.

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $9.0 million, or 14.4%, in the third quarter of 2013 compared to the same quarter in 2012. This increase was due primarily to an increase in rates charged to both retail and wholesale customers as a result of Chugach’s 2012 Test Year Rate Case filed with the RCA in December of 2012, higher wholesale and economy kilowatt hour (kWh) sales and higher economy fuel recovered through the fuel and purchased power adjustment process.

Overall, retail revenue did not materially change in the third quarter of 2013 compared to the same quarter in 2012. Base retail revenue increased due primarily to an increase in rates charged to retail customers as discussed above. That increase was substantially offset by a decrease in the fuel and purchased power adjustment due to the effect of economy energy and wheeling transactions in the third quarter of 2013 compared to the same quarter in 2012. Wheeling transactions include the transfer of electric power over Chugach’s transmission system.

Overall, wholesale revenue did not materially change in the third quarter of 2013 compared to the same quarter in 2012. Base wholesale revenue increased due primarily to higher wholesale kWh sales and an increase in rates charged to wholesale customers as discussed above. That increase was substantially offset by a decrease in the fuel and purchased power adjustment due to the effect of economy energy and wheeling transactions in the third quarter of 2013 compared to the same quarter in 2012.

Economy energy revenue increased in the third quarter of 2013 compared to the same period in 2012 due to increased sales to GVEA as a result of a new agreement between Chugach and GVEA. The new agreement provides 620,000 MWh of economy energy sales to GVEA through March of 2015.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $8.3 million to Chugach’s fixed costs for the quarter ended September 30, 2013, and $6.5 million for the quarter ended September 30, 2012.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended September 30, 2013 and 2012:

	Base Rate Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2013	2012	% Variance	2013	2012	% Variance	2013	2012	% Variance
Retail
Residential	$11.1	$9.9	12.1%	$6.1	$7.0	(12.9%)	$17.2	$16.9	1.8%
Small Commercial	$2.0	$1.8	11.1%	$1.4	$1.6	(12.5%)	$3.4	$3.4	0.0%
Large Commercial	$8.2	$6.9	18.8%	$6.7	$7.6	(11.8%)	$14.9	$14.5	2.8%
Lighting	$0.3	$0.2	50.0%	$0.1	$0.1	0.00%	$0.4	$0.3	33.3%
Total Retail	$21.6	$18.8	14.9%	$14.3	$16.3	(12.3%)	$35.9	$35.1	2.3%

Wholesale
HEA	$4.3	$3.1	38.7%	$5.8	$6.9	(15.9%)	$10.1	$10.0	1.0%
MEA	$5.9	$4.9	20.4%	$8.6	$9.8	(12.2%)	$14.5	$14.7	(1.4%)
SES	$0.5	$0.3	66.7%	$0.8	$0.9	(11.1%)	$1.3	$1.2	8.3%
Total Wholesale	$10.7	$8.3	28.9%	$15.2	$17.6	(13.6%)	$25.9	$25.9	0.0%

Economy	$0.6	$0.1	500.0%	$8.2	$0.8	925.0%	$8.8	$0.9	877.8%
Miscellaneous	$0.6	$0.5	20.0%	$0.5	$0.3	66.7%	$1.1	$0.8	37.5%

Total Revenue	$33.5	$27.7	20.9%	$38.2	$35.0	9.1%	$71.7	$62.7	14.4%

The following table summarizes kWh sales for the quarters ended September 30:

Customer	2013 kWh	2012 kWh

Retail	265,563,078	265,598,972
Wholesale	314,655,088	310,216,577
Economy Energy	77,909,000	7,602,000

Total	658,127,166	583,417,549

Base rates charged to retail and wholesale customers in the third quarter of 2013 include demand and energy base rate changes effective February 6, 2013, as a result of Chugach’s 2012 Test Year Rate Case filed with the RCA in December of 2012. Effectively, base rates increased 20% to retail and 26%, 40% and 35% to the wholesale customer classes of HEA, MEA and Seward, respectively, in the third quarter of 2013 compared to the same period in 2012.

Total operating expenses increased $6.9 million, or 11.4%, in the third quarter of 2013 over the same quarter in 2012, due to higher expenses in several operating expense categories.

Fuel expense did not materially change in the third quarter of 2013 compared to the same quarter in 2012. Less MMcF as a result of the efficiency of SPP was offset by a higher average effective delivered price. In the third quarter of 2013, Chugach used 4,829,658 MMcF of fuel at an average effective delivered price of $6.03 per MMcf. In the third quarter of 2012, Chugach used 5,668,869 MMcf of fuel at an average effective price of $4.98 per MCF.

Production expense increased $1.2 million, or 27.8%, in the third quarter of 2013 compared to the same quarter in 2012, due primarily to operating and maintenance expense at SPP.

Purchased power expense, which included the cost of 999,417 MMcf of fuel, associated with purchases from the Nikiski Cogeneration plant (Nikiski), increased $2.7 million, or 49.2%, in the third quarter of 2013 compared to the same quarter in 2012. The increase was due primarily to an increase in MWh and an increase in the average effective price, caused primarily by purchases from FIW. In the third quarter of 2013, Chugach purchased 138,078 megawatt hours (MWh) of energy at an average effective price of 5.51 cents per kWh. In the third quarter of 2012, Chugach purchased 121,297 MWh of energy at an average effective price of 4.18 cents per kWh, which included the cost of 914,789 MMcf of fuel associated with purchases from Nikiski.

Transmission expense did not materially change in the third quarter of 2013 compared to the same quarter in 2012.

Distribution expense did not materially change in the third quarter of 2013 compared to the same quarter in 2012.

Consumer accounts expense decreased $0.3 million or 15.7% in the third quarter of 2013 compared to the same quarter in 2012 due primarily to lower labor and allocated costs associated with a new customer information and billing system.

Administrative, general and other expense increased $0.5 million, or 8.7% in the third quarter of 2013 compared to the same quarter in 2012 due to an increase in labor expense caused primarily by an increase in direct and indirect labor costs.

Depreciation and amortization expense increased $2.2 million, or 27.5%, in the third quarter of 2013 compared to the same quarter in 2012, due primarily to depreciation associated with SPP.

Interest on long-term and other debt did not materially change in the third quarter of 2013 compared to the same quarter in 2012.

Interest charged to construction decreased $2.4 million, or 95.3%, in the third quarter of 2013 compared to the same quarter in 2012 due primarily to a decrease in the average Construction Work in Progress (CWIP) balance due primarily to the commercial operation of SPP in February of 2013.

Non-operating margins decreased $34.7 thousand, or 13.3%, in the third quarter of 2013 compared to the same quarter in 2012 due primarily to an unrealized loss on marketable securities and a decrease in Allowance for Funds Used During Construction (AFUDC) caused by a lower average CWIP balance that is equity financed, which was somewhat offset by an increase in the interest income on marketable securities.

Current Year to Date versus Prior Year to Date

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $31.8 million, or 16.5%, in the first nine months of 2013 compared to the same period in 2012. This increase was due primarily to an increase in rates to both retail and wholesale customers as a result of Chugach’s 2012 Test Year Rate Case filed with the RCA in December of 2012, higher economy energy sales and higher fuel and purchased power expense recovered through the fuel and purchased power adjustment process, which was somewhat offset by lower firm kWh sales.

Overall, retail and wholesale revenue increased in the first nine months of 2013 compared to the same period in 2012. Base retail and wholesale revenue increased due to an increase in rates charged to all customers as discussed above. An increase in fuel and purchased power expense recovered through the fuel and purchased power adjustment process was more than offset by the effect of economy energy and wheeling transactions and lower retail and wholesale kWh sales caused by warmer weather in the first nine months of 2013 compared to the same period in 2012.

Economy energy revenue increased in the first nine months of 2013 compared to the same period in 2012 due to increased sales to GVEA as a result of a new agreement between Chugach and GVEA. The new agreement provides 620,000 MWh of economy energy sales to GVEA through March of 2015.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to HEA, MEA and Seward contributed approximately $25.5 million to Chugach’s fixed costs for the nine months ended September 30, 2013, which included a $1.3 million adjustment associated with fixed costs from the first and second quarters. Wholesale sales to HEA, MEA and Seward contributed approximately $20.2 million for the nine months ended September 30, 2012.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the nine months ended September 30, 2013 and 2012:

	Base Rate Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2013	2012	% Variance	2013	2012	% Variance	2013	2012	% Variance
Retail
Residential	$36.5	$32.6	12.0%	$20.8	$22.7	(8.4%)	$57.3	$55.3	3.6%
Small Commercial	$6.3	$5.6	12.5%	$4.8	$5.0	(4.0%)	$11.1	$10.6	4.7%
Large Commercial	$24.3	$20.5	18.5%	$20.2	$21.6	(6.5%)	$44.5	$42.1	5.7%
Lighting	$1.0	$0.9	11.1%	$0.2	$0.2	0.0%	$1.2	$1.1	9.1%
Total Retail	$68.1	$59.6	14.3%	$46.0	$49.5	(7.1%)	$114.1	$109.1	4.6%

Wholesale
HEA	$11.6	$9.4	23.4%	$17.0	$19.4	(12.4%)	$28.6	$28.8	(0.7%)
MEA	$19.8	$15.7	26.1%	$27.6	$30.5	(9.5%)	$47.4	$46.2	2.6%
SES	$1.3	$1.0	30.0%	$2.4	$2.7	(11.1%)	$3.7	$3.7	0.0%
Total Wholesale	$32.7	$26.1	25.3%	$47.0	$52.6	(10.6%)	$79.7	$78.7	1.3%

Economy	$2.0	$0.2	900.0%	$25.3	$2.2	1,050.0%	$27.3	$2.4	1,037.5%
Miscellaneous	$1.6	$1.3	23.1%	$1.5	$1.0	50.0%	$3.1	$2.3	34.8%

Total Revenue	$104.4	$87.2	19.7%	$119.8	$105.3	13.8%	$224.2	$192.5	16.5%

The following table summarizes kWh sales for the nine months ended September 30:

Customer	2013 kWh	2012 kWh

Retail	845,158,128	854,675,881
Wholesale	954,409,918	961,685,660
Economy Energy	253,851,000	26,250,000

Total	2,053,419,046	1,842,611,541

Base rates charged to retail and wholesale customers in the first nine months of 2013 include base rate changes as a result of the simplified rate filing (SRF) utilizing the twelve months ended September 30, 2012, for rates effective November 12, 2012, and demand and energy base rate changes effective February 6, 2013, as a result of Chugach’s 2012 Test Year Rate Case filed with the RCA in December of 2012. Effectively, base rates increased 18% to retail and 18%, 26% and 25% to HEA, MEA and Seward, respectively, in the first nine months of 2013 compared to the same period in 2012.

Total operating expenses increased $25.0 million, or 13.9%, in the first nine months of 2013 over the same period in 2012, due to higher expenses in several operating expense categories except distribution expense.

Fuel expense increased $11.1 million, or 12.3%, in the first nine months of 2013 compared to the same period in 2012. The increase was due primarily to an increase in the average effective delivered price. Additional fuel associated with higher economy energy sales was more than offset by a reduction in fuel as a result of the efficiency of SPP. In the first nine months of 2013, Chugach used 17,035,026 MMcf of fuel at an average effective delivered price of $5.67 per MMcf. In the first nine months of 2012, Chugach used 17,277,950 MMcf of fuel at an average effective delivered price of $5.03 per MMcf.

Production expense increased $2.8 million, or 22.0%, in the first nine months of 2013 compared to the same period in 2012, due primarily to operating and maintenance expense at SPP which was somewhat offset by a decrease in operating and maintenance expense at the Beluga Power Plant.

Purchased power expense, which included the cost of 2,151,308 MMcf of fuel associated with purchases from Nikiski, increased $4.4 million, or 26.4%, in the first nine months of 2013 compared to the same period in 2012, due primarily to an increase in MWh and an increase in the average effective price, caused primarily by purchases from FIW, higher Bradley Lake operating and maintenance expense and by the unavailability of Nikiski due to maintenance. In the first nine months of 2013, Chugach purchased 392,817 MWh of energy at an average effective price of 4.90 cents per kWh. In the first nine months of 2012, Chugach purchased 375,049 MWh of energy at an average effective price of 4.12 cents per kWh, which included the cost of 2,683,168 MMcf of fuel associated with purchases from Nikiski.

Transmission expense increased $0.8 million, or 18.4%, in the first nine months of 2013 compared to the same period in 2012, due primarily to more substation maintenance in the first nine months of 2013 compared to the same period in 2012.

Distribution expense decreased $0.7 million, or 6.6%, in the first nine months of 2013 compared to the same period in 2012, due primarily to lower costs associated with storm related line maintenance and right-of-way line clearing.

Consumer accounts did not materially change in the first nine months of 2013 compared to the same period in 2012.

Administrative, general and other expense did not materially change in the first nine months of 2013 compared to the same period in 2012.

Depreciation and amortization expense increased $6.0 million, or 24.6%, in the first nine months of 2013 compared to the same period in 2012, due primarily to depreciation associated with SPP.

Interest on long-term and other debt did not materially change in the first nine months of 2013 compared to the same period in 2012. The full interest associated with the 2012 bonds expensed in the first nine months of 2013 was somewhat offset by a decrease in interest due to principal payments on the 2011 and 2012 bonds.

Interest charged to construction decreased $5.8 million, or 82.8%, in the first nine months of 2013 compared to the same period in 2012 due primarily to a decrease in the average CWIP balance caused by the commercial operation of SPP in February of 2013.

Non-operating margins decreased $0.1 million, or 15.8%, in the first nine months of 2013 compared to the same period in 2012. A decrease in AFUDC cause by a lower average CWIP balance that is equity financed and an unrealized loss on marketable securities was somewhat offset by an increase in interest income on marketable securities.

Financial Condition

Assets

Total assets decreased $5.9 million, or 0.7%, from December 31, 2012 to September 30, 2013. Net utility plant decreased $6.6 million, or 1.0%, caused by depreciation expense in excess of extension and replacement of plant. Investments in associated organizations decreased $0.4 million, or 4.0%, as the result of a CoBank equity retirement in March of 2013. Cash and cash equivalents decreased $3.9 million, or 27.9%, as a result of the various changes described in more detail below. Accounts receivable decreased $13.0 million, or 27.8%, due primarily to lower kWh sales and corresponding demand, the timing of customer payments, lower amounts outstanding to AEA and a decrease in amounts outstanding from ML&P for current SPP costs. Deferred charges decreased $2.8 million, or 10.1%, caused primarily by amortization which exceeded expenditures associated with current studies. Those decreases were somewhat offset by an increase in restricted cash equivalents, material and supplies, fuel stock and prepayments. Restricted cash equivalents increased $14.1 million, or 721.2%, due to the cash collected from the interim and refundable rates implemented in February of 2013 and materials and supplies increased $1.9 million, or 5.7%, due to an increase in materials associated with SPP and distribution projects. Fuel stock increased $3.5 million, or 36.5%, due to additional fuel storage and prepayments increased $1.4 million, or 66.6%, caused primarily by the annual renewal of property insurance.

Liabilities and Equity

Total liabilities, equities and margins decreased $5.9 million, or 0.7%, from December 31, 2012 to September 30, 2013. Total long term obligations decreased $24.7 million, or 4.7%, caused by the principal payments on the 2011 and 2012 bonds and accounts payable decreased $3.4 million, or 20.6%, due primarily to the timing of cash payments. Fuel cost over-recovery decreased $13.5 million, or 98.7%, due to the payment of the prior quarter’s over-recovery of fuel and purchased power costs and accrued interest decreased $5.8 million, or 85.2%, due to the semi-annual interest payments on the 2011 and 2012 bonds. These decreases were somewhat offset by an increase in total equities and margins, commercial paper, consumer deposits, salaries, wages and benefits and deferred liabilities. Total equities and margins increased $2.3 million, or 1.4%, due to the margins generated in the first nine months of 2013. Commercial paper increased $37.5 million, or 326.1%, due primarily to the semi-annual interest payments associated with the 2011 and 2012 bonds, the restrictions associated with cash collected from the interim and refundable rates implemented in February of 2013 and the payments associated with the over-recovery of fuel costs. Consumer deposits increased $0.5 million, or 11.6%, due primarily to an increase in prepaid customer accounts. Salaries, wages and benefits increased $0.7 million, or 7.8%, due to an increase in labor and labor related costs. Deferred liabilities increased $0.6 million, or 32.2%, due to an increase in customer advances for construction.

LIQUIDITY AND CAPITAL RESOURCES

Summary

We ended the first nine months of 2013 with $10.1 million of cash and cash equivalents, down from $14.0 million at December 31, 2012. We did not utilize the $50.0 million line of credit that we maintain with NRUCFC in the first nine months of 2013, therefore, this line of credit had no outstanding balance and our available borrowing capacity under this line was $50.0 million at September 30, 2013. We issued commercial paper in the first nine months of 2013 and had $49.0 million of commercial paper outstanding at September 30, 2013, thus our available borrowing capacity under our Commercial Paper Program at September 30, 2013, was $51.0 million.

Cash equivalents consist of all highly liquid debt instruments with a maturity of three months or less when purchased and an overnight repurchase agreement and concentration account with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2013 and 2012.

	2013	2012
Total cash provided by (used in):

Operating activities	$14,270,681	$29,928,828
Investing activities	(31,734,402)	39,500,699
Financing activities	13,539,182	(51,492,870)

Increase (decrease) in cash and cash equivalents	$(3,924,539)	$17,936,657

Operating Activities

Cash provided by operating activities was $14.3 million for the nine months ended September 30, 2013, compared with $29.9 million for the nine months ended September 30, 2012.

Assignable margins increased to $2.7 million in the first nine months of 2013, compared with $2.2 million in the first nine months of 2012. The increase in assignable margins was adjusted by the change in depreciation, which was due primarily to depreciation associated with SPP. The assignable margins increase was further adjusted by changes in operating assets and liabilities. The changes in operating assets and liabilities were due primarily to changes in fuel cost under and over-recovery, accounts receivable, materials and supplies, fuel stock, prepayments, other assets, deferred charges, consumer deposits and fuel. The change in fuel cost under and over-recovery was due to the over-collection of fuel and purchased power costs recovered through the fuel and purchased power surcharge process, while the change in accounts receivable was due primarily to the change in amounts outstanding from ML&P for current SPP costs. The change in materials and supplies was due primarily to the change in inventory needed and used during the construction seasons. The change in fuel stock was due to the addition of fuel storage and the change in prepayments was due to the timing of payments associated with our annual renewal of property insurance. The change in other assets was due primarily to the increase in restricted cash equivalents caused by the cash collected from the interim and refundable rates implemented in February of 2013. The change in deferred charges was due primarily to a change in financing related expenditures in 2012 and the change in consumer deposits was due to the change in customer prepaid accounts. The change in fuel was due primarily to the timing of payments and the difference in price and quantity of fuel used in the first nine months of 2013 compared to the first nine months of 2012.

Investing Activities

Cash used in investing activities was $31.7 million for the nine months ended September 30, 2013, compared with $39.5 million provided by investing activities for the nine months ended September 30, 2012. The change in cash used in investing activities was due primarily to the release of restricted funds associated with the 2011 financing to repay the 2002 Series A Bonds on February 1, 2012, a decrease in expenditures associated with SPP and our investment in marketable securities in 2012. Capital construction through September 30, 2013, was $31.9 million and is estimated at $52.6 million for the full year. Once funding from other sources is collected, the total cash requirement is estimated at $24.2 million for 2013. Capital improvement expenditures are expected to decrease during the fourth quarter as the construction season ends.

Financing Activities

Cash provided by financing activities was $13.5 million for the nine months ended September 30, 2013, compared to $51.5 million used in financing activities for the nine months ended September 30, 2012. The change in cash used in or provided by financing activities was due primarily to changes related to our financing activity in 2012. The change in proceeds from short-term obligations was due primarily to the timing of the semi-annual interest payments associated with the 2011 and 2012 bonds, the restrictions associated with cash collected from the interim and refundable rates implemented in February of 2013 and the payments associated with the over-recovery of fuel costs. The change in proceeds from long-term obligations and repayments of short-term obligations was due primarily to the issuance of the 2012 bonds to repay the commercial paper balance used to finance SPP. The change in repayments of long-term obligations was due to the payment of the 2002 Series A bonds in February of 2012 and the additional principal payments associated with the 2012 bonds.

Sources of Liquidity

Chugach satisfies its operational and capital cash requirements through internally generated funds, a $50.0 million line of credit from NRUCFC and a $100.0 million Commercial Paper Program. At September 30, 2013, there was no outstanding balance on our NRUCFC line of credit and $49.0 million of outstanding commercial paper. Thus, at September 30, 2013, our available borrowing capacity under our line of credit with NRUCFC was $50.0 million and our available commercial paper capacity was $51.0 million.

Our commercial paper can be repriced between one day and two hundred seventy days. The average commercial paper balance for the nine months ended September 30, 2013, was $28.3 million with a corresponding weighted average interest rate of 0.24%. The maximum amount of outstanding commercial paper for the nine months ended September 30, 2013, was $49.0 million. The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate
January 2013	$5.9	0.27%
February 2013	$0.1	0.25%
March 2013	$23.2	0.29%
April 2013	$40.0	0.26%
May 2013	$39.7	0.24%
June 2013	$34.3	0.24%
July 2013	$33.4	0.23%
August 2013	$35.0	0.21%
September 2013	$42.1	0.21%

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2011 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated January 19, 2011 and secured by the Second Amended and Restated Indenture.

At September 30, 2013, Chugach had the following note outstanding with this facility:

	Principal Balance	Interest Rate at September 30, 2013	Maturity Date	Principal Payment Dates

2011 CoBank Note	$29,680,420	2.52%	2022	2014 – 2022

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

CRITICAL ACCOUNTING POLICIES

As of September 30, 2013, there have been no significant changes in our critical accounting policies as disclosed in our 2012 Annual Report on Form 10-K. These policies include electric utility regulation and unbilled revenue.

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

Chugach and ML&P have jointly constructed and now own the Southcentral Power Project. On February 1, 2013, SPP began commercial operation, furnishing up to 200 MW provided by four generating units. Chugach owns and will take approximately 70 percent of the plant’s output and ML&P owns and will take the remaining 30 percent. Chugach’s financing for the project was primarily completed in January of 2012 with the issuance of the 2012 Series A Bonds. In 2010, the RCA concluded that Chugach may include in future rates $197.0 million in costs attributable to three principal contracts to build SPP when the plant becomes used and useful. A request to establish and approve SPP depreciation rates was approved by the RCA in August of 2012. On December 21, 2012, Chugach submitted a general rate case with the RCA to recover the additional costs associated with the project, among other things. Chugach also requested SPP fixed costs be synchronized with expected reductions in fuel costs. The RCA approved interim and refundable rates effective February 6, 2013. A hearing on the case is scheduled to begin December 6, 2013 and a final decision is expected in the first quarter of 2014.

We continue to actively manage our fuel supply needs. We currently have contracts in place which are intended to fill up to 100 percent of our needs through March 2018. The State of Alaska Department of Natural Resources (DNR) completed a preliminary engineering and geological evaluation of the remaining Cook Inlet gas reserves in December of 2009. The DNR study identified 863 BCF of proven, developed, producing reserves, additional probable reserves of 279 Bcf and an additional increment of 353 Bcf in high-confidence pay intervals. Combined, these 1.5 trillion cubic feet of gas reserves are similar to the 1.4 trillion cubic feet of gas reserves identified in a 2004 study undertaken by the Department of Energy. Given current demand and deliverability, DNR estimated a minimum 10-year supply of gas existed in currently producing leases. DNR did note that economic considerations will play a major role in whether producers continue undertaking additional drilling and development activities to meet demand. An updated June 2011 DNR report titled “Cook Inlet Natural Gas Production Cost Study” further quantified the economic considerations and came to two key conclusions:

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

Chugach has been working closely with the State of Alaska and natural gas producers to promote a comprehensive Cook Inlet management plan that will meet this goal. Chugach continues to explore its options for future fuel supply needs by working with developers on commercial terms for future gas supply and the state of Alaska on energy policies to promote gas development in Cook Inlet and other in-state gas options such as a Spur Line off a larger line from the North Slope or a Bullet Line to Southcentral Alaska.

The 2010 Alaska Legislature passed legislation that provides incentives to natural gas producers to enhance Cook Inlet oil and gas production. There are several independent producers currently taking advantage of those incentives. Other producers have recently drilled conventional wells. Although it is too early to tell if the incentives will pay off, independent producers do seem to be taking steps to enter the market. 2011 Cook Inlet petroleum lease sales were up and several gas producers new to Cook Inlet increased drilling efforts in 2013. Last year, the State of Alaska took in approximately $6.9 million in bids at its area-wide Cook Inlet oil and gas lease sale, reportedly the third-highest dollar volume for a Cook Inlet sale since area-wide sales began in 1999. The three major bidders were all large current leaseholders and much of the bidding appeared to be filling in around existing leasehold positions. Hilcorp purchased Chevron’s subsidiary Union Oil Company of California January 1, 2012, and purchased Marathon Alaska Production assets effective February 1, 2013. Both Hilcorp and ConocoPhillips have recently entered into gas contracts with a majority of the gas users in Cook Inlet for near term needs. Chugach is encouraged with these recent developments but continues to explore other alternatives to diversify our portfolio.

Chugach, as part of a group of utilities in Southcentral Alaska, continues to evaluate its long-term fuel needs and is focusing on design and permitting of a Liquefied Natural Gas (LNG) import facility that could potentially be in service by 2018. In addition to following exploration and production activity in the Cook Inlet area, Chugach is also closely monitoring potential pipeline options from the North Slope.

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

HEA’s solely-owned power generation and transmission entity, Alaska Electric and Energy Cooperative, Inc. (AEEC), completed its Nikiski generation conversion project in 2013. AEEC currently owns a 77 MW natural gas-fired generation plant that is dispatched as part of Chugach’s overall system. HEA is also installing a 48 MW combustion turbine which will be used as a backup power source. During 2013, Chugach and AEEC finalized an agreement to accommodate HEA’s commissioning efforts at Nikiski.

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

Chugach has been preparing for the loss of two of its wholesale customers for some time and has taken steps to reduce costs in order to mitigate the rate impact to our remaining customers. Our 10-year financial forecast results indicate Chugach can sustain operations and meet financial covenants when these two customers leave the system. In addition, because Chugach’s rates are established with the RCA, we expect to continue to be able to recover our specific costs of providing service despite the loss of these customers.

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

Chugach is subject to numerous other environmental statutes including the Clean Water Act, the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Endangered Species Act, and the Comprehensive Environmental Response, Compensation and Liability Act and to the regulations implementing these statutes. We do not believe that compliance with these statutes and regulations to date has had a material impact on our financial condition, results of operation or cash flows. However, new laws or regulations, implementation of final regulations or changes in or new interpretations of these laws or regulations could result in significant additional capital or operating expenses. Chugach follows proposed new regulations and existing regulation changes through industry associations and professional organizations.

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

Interest Rate Risk

At September 30, 2013, our short- and long-term debt was comprised of our 2011 and 2012 Series A Bonds, our CoBank bond and outstanding commercial paper.

The interest rates of our 2011 Series A Bonds due 2031 and 2041 are fixed at 4.20 and 4.75 percent, per annum, respectively. The interest rates of our 2012 Series A Bonds due 2032 and 2042 are fixed at 4.01, 4.41 and 4.78 percent, per annum, respectively. At September 30, 2013, we had $253.7 million of 2011 and $238.2 million of 2012 Series A Bonds outstanding. The fair value at September 30, 2013, was $487.2 million.

Chugach is exposed to market risk from changes in interest rates associated with our other credit facilities. Our credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the London Interbank Offered Rate (LIBOR) or the base rate or prime rate of our lenders. At September 30, 2013, we had $49.0 million of commercial paper outstanding and $29.7 million outstanding on our CoBank bond. A 100 basis-point rise in interest rates would increase our interest expense by approximately $0.8 million, and a 100 basis point decline in interest rates would decrease our interest expenses by approximately $0.4 million, based on $78.7 million of variable rate debt outstanding at September 30, 2013.

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

In addition, there have been no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

For information regarding additional risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012. Except as noted above, these risk factors have not materially changed as of September 30, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Letter of Agreement By and Between the Registrant and the UNITE HERE Hotel Employees and Restaurant Employees dated effective July 1, 2013

Gas Sale and Purchase Agreement between the Registrant and Hilcorp Alaska LLC effective September 10, 2013. Incorporated by reference to the Registrant’s Form 8-K filed September 12, 2013

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Bradley W. Evans
Bradley W. Evans
Chief Executive Officer

By:	/s/ Sherri L. McKay-Highers
Sherri L. McKay-Highers
Chief Financial Officer

Date:	November 12, 2013

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description

10.58.2	Letter of Agreement By and Between the Registrant and the UNITE HERE Hotel Employees and Restaurant Employees dated effective July 1, 2013

10.75	Gas Sale and Purchase Agreement between the Registrant and Hilcorp Alaska LLC effective September 10, 2013. Incorporated by reference to the Registrant’s Form 8-K filed September 12, 2013

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document