Form 10-Q
period 2014-03-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2014-05-14
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Statements in this report that do not relate to historical facts, including statements relating to future plans, events or performance, are forward-looking statements that involve risks and uncertainties. Actual results, events or performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report and the accuracy of which is subject to inherent uncertainty. It is suggested these statements are read in conjunction with Chugach’s audited financial statements for the year ended December 31, 2013, filed as part of Chugach’s annual report on Form 10-K. Chugach undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances that may occur after the date of this report or the effect of those events or circumstances on any of the forward-looking statements contained in this report, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the unaudited financial statements of Chugach as of and for the quarter ended March 31, 2014, follow.

Chugach Electric Association, Inc.

Balance Sheets

(Unaudited)

Assets	March 31, 2014	December 31, 2013

Utility Plant:
Electric plant in service	$1,146,568,754	$1,135,356,956
Construction work in progress	18,584,771	28,674,163

Total utility plant	1,165,153,525	1,164,031,119
Less accumulated depreciation	(474,057,334)	(464,880,322)

Net utility plant	691,096,191	699,150,797

Other property and investments, at cost:
Nonutility property	76,889	76,889
Investments in associated organizations	9,853,115	10,204,193
Special funds	565,752	536,546

Total other property and investments	10,495,756	10,817,628

Current assets:
Cash and cash equivalents	1,790,546	4,347,163
Special deposits	158,265	158,265
Restricted cash equivalents	3,706,894	3,706,832
Marketable securities	10,409,931	10,308,533
Accounts receivable, net	43,919,905	44,633,981
Materials and supplies	26,250,242	25,856,395
Fuel stock	7,958,601	13,029,848
Prepayments	3,018,114	1,863,407
Other current assets	519,167	320,658

Total current assets	97,731,665	104,225,082

Deferred charges, net	23,114,692	23,990,531

Total assets	$822,438,304	$838,184,038

Chugach Electric Association, Inc.

Balance Sheets (continued)

(Unaudited)

Liabilities, Equities and Margins	March 31, 2014	December 31, 2013

Equities and margins:
Memberships	$1,607,168	$1,600,058
Patronage capital	167,745,853	162,749,889
Other	11,449,076	11,445,918

Total equities and margins	180,802,097	175,795,865

Long-term obligations, excluding current installments:
Bonds payable	447,083,332	469,499,999
National Bank for Cooperatives note payable	26,232,678	27,414,275

Total long-term obligations	473,316,010	496,914,274

Current liabilities:
Current installments of long-term obligations	24,781,695	24,682,812
Commercial paper	47,000,000	30,000,000
Accounts payable	7,934,067	11,461,303
Consumer deposits	4,498,459	4,851,558
Fuel cost over-recovery	355,110	1,635,677
Accrued interest	938,826	6,512,860
Salaries, wages and benefits	9,171,532	8,967,140
Fuel	10,461,537	14,834,585
Other current liabilities	4,785,132	5,143,905

Total current liabilities	109,926,358	108,089,840

Deferred compensation	565,752	536,546
Deferred liabilities	1,739,423	1,776,826
Patronage capital payable	7,931,295	7,931,295
Cost of removal obligation	48,157,369	47,139,392

Total liabilities, equities and margins	$822,438,304	$838,184,038

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Operations

(Unaudited)

	Three months ended March 31,
	2014	2013

Operating revenues	$76,098,886	$77,748,517

Operating expenses:
Fuel	33,437,251	34,211,952
Production	5,209,197	4,707,220
Purchased power	4,268,360	7,477,112
Transmission	1,568,005	1,625,181
Distribution	3,408,284	2,938,379
Consumer accounts	1,597,192	1,553,137
Administrative, general and other	5,725,853	5,709,405
Depreciation and amortization	10,253,381	9,621,632

Total operating expenses	$65,467,523	$67,844,018

Interest expense:
Long-term debt and other	5,951,552	6,293,692
Charged to construction	(108,994)	(1,002,066)

Interest expense, net	$5,842,558	$5,291,626

Net operating margins	$4,788,805	$4,612,873

Nonoperating margins:
Interest income	167,829	172,253
Allowance for funds used during construction	32,846	44,069
Capital credits, patronage dividends and other	12,351	12,381

Total nonoperating margins	$213,026	$228,703

Assignable margins	$5,001,831	$4,841,576

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Assignable margins	$5,001,831	$4,841,576

Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation	10,253,381	9,621,632
Amortization and depreciation cleared to operating expenses	1,539,244	1,558,339
Allowance for funds used during construction	(32,846)	(44,069)
Write off of inventory, deferred charges and projects	103,441	162,092
Other	(22,100)	(12,381)

(Increase) decrease in assets:
Accounts receivable, net	(471,420)	(1,508,142)
Materials and supplies	(469,858)	(520,201)
Fuel stock	5,071,247	609,759
Prepayments	(1,154,707)	(2,505,911)
Other assets	(198,509)	(2,173,404)
Deferred charges	(10,442)	(220,960)

Increase (decrease) in liabilities:
Accounts payable	(1,444,212)	957,401
Consumer deposits	(353,099)	13,560
Fuel cost over-recovery	(1,280,567)	(962,079)
Accrued interest	(5,574,034)	(5,792,447)
Salaries, wages and benefits	204,392	87,355
Fuel	(4,373,048)	613,452
Other current liabilities	436,047	396,871
Deferred liabilities	(17,528)	0

Net cash provided by operating activities	7,207,213	5,122,443

Cash flows from investing activities:
Return of capital from investment in associated organizations	351,162	424,484
Investment in restricted cash equivalents	(62)	0
Investment in marketable securities	(79,382)	(83,846)
Extension and replacement of plant	(3,519,738)	(15,376,952)

Net cash used in investing activities	(3,248,020)	(15,036,314)

Cash flows from financing activities:
Proceeds from short-term obligations	17,000,000	28,500,000
Repayments of long-term obligations	(23,499,381)	(23,408,703)
Memberships and donations received	10,268	8,475
Retirement of patronage capital and estate payments	(5,867)	0
Net receipts on consumer advances for construction	(20,830)	1,100

Net cash (used in) provided by financing activities	(6,515,810)	5,100,872

Net change in cash and cash equivalents	(2,556,617)	(4,812,999)

Cash and cash equivalents at beginning of period	$4,347,163	$14,047,469

Cash and cash equivalents at end of period	$1,790,546	$9,234,470

Supplemental disclosure of non-cash investing and financing activities:
Retirement of plant	$536,034	$2,275,120
Cost of removal obligation	$1,017,977	$897,977
Extension and replacement of plant included in accounts payable	$1,380,224	$4,762,462
Supplemental disclosure of cash flow information - interest expense paid, net of amounts capitalized	$11,113,388	$10,486,780

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2014 and 2013

1.	PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited interim financial statements include the accounts of Chugach Electric Association, Inc. (Chugach) and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States of America generally accepted accounting principles (U.S. GAAP) for complete financial statements. They should be read in conjunction with Chugach’s audited financial statements for the year ended December 31, 2013, filed as part of Chugach’s annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

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

Chugach also supplies much of the power requirements of two wholesale customers, Matanuska Electric Association, Inc. (MEA) and the City of Seward (Seward or SES). Chugach provided much of the power requirements of Homer Electric Association, Inc. (HEA) through their contract expiration date of December 31, 2013. Chugach sells available generation in excess of its own needs to produce electric energy for sale to Golden Valley Electric Association, Inc. (GVEA). In addition, on a periodic basis, Chugach provides electricity to Anchorage Municipal Light & Power (ML&P). Chugach’s retail and wholesale members are the consumers of the electricity sold.

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

Chugach has three Collective Bargaining Unit Agreements (CBA) with the IBEW, representing approximately 70 percent of its workforce. Chugach also has an agreement with the Hotel Employees and Restaurant Employees (HERE). All three IBEW CBA’s have been renewed through June 30, 2017. The three CBA’s provide for wage increases in all years and include health and welfare premium cost sharing provisions. The HERE contract has been renewed through June 30, 2016. This contract provides for wage increases in all years.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2014 and 2013

3.	SIGNIFICANT ACCOUNTING POLICIES

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

b. Regulation

The accounting records of Chugach conform to the Uniform System of Accounts as prescribed by the Federal Energy Regulatory Commission (FERC). Chugach meets the criteria, and accordingly, follows the accounting and reporting requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 980, “Topic 980 – Regulated Operations.” FASB ASC 980 provides for the recognition of regulatory assets and liabilities as allowed by regulators for costs or credits that are reflected in current rates or are considered probable of being included in future rates. Chugach’s regulated rates are established to recover all of the specific costs of providing electric service. In each rate filing, rates are set at levels to recover all of the specific allowable costs and those rates are then collected from retail and wholesale customers. The regulatory assets or liabilities are then reduced as the cost or credit is reflected in earnings and rates.

c. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the three month periods ended March 31, 2014 and 2013 was in compliance with that provision. In addition, Chugach collects sales tax and is assessed gross receipts and excise taxes which are presented on a net basis in accordance with FASB ASC 605-45-50, “Topic 605 – Revenue Recognition – Subtopic 45 – Principal Agent Considerations – Section 50 – Disclosure.”

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

d. Accounts Receivable

Included in accounts receivable are invoiced amounts to ML&P for their proportionate share of current Southcentral Power Project (SPP) costs, which amounted to $0.7 million and $1.8 million

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2014 and 2013

at March 31, 2014 and December 31, 2013, respectively. In addition, accounts receivable includes invoiced amounts for grants to support the construction of facilities to divert water and safely transmit electricity, which amounted to $1.6 million and $2.8 million at March 31, 2014, and December 31, 2013, respectively.

e. Fuel Stock

Fuel Stock is the weighted average cost of fuel injected into the Cook Inlet Natural Gas Storage Alaska (CINGSA). Chugach’s fuel balance in storage amounted to $8.0 million and $13.0 million at March 31, 2014, and December 31, 2013, respectively.

f. Marketable Securities

Chugach has a bond and equity investment portfolio, which consists of marketable securities reported at fair value with gains and losses included in earnings. At March 31, 2014, and December 31, 2013, the carrying amount and fair value was $10.4 million and $10.3 million, respectively.

g. Restricted Cash Equivalents

Restricted cash equivalents include funds on deposit for future workers compensation claims and interim rates collected from customers and escrowed as required by the RCA.

4.	REGULATORY MATTERS

Fire Island Wind Project

On October 10, 2011, the RCA issued an order approving Chugach’s request for assurance of cost recovery associated with a new power purchase agreement (PPA) between Chugach and Fire Island Wind, LLC (FIW), a special purpose entity wholly-owned by Cook Inlet Region, Inc.

Associated with the approval of the PPA, Chugach submitted project status reports on March 31, 2012, June 29, 2012, October 31, 2012, and January 16, 2013. On January 30, 2014, Chugach submitted a status report regarding FIW integration and a cost reimbursement agreement related to possible impacts to an interconnected utility as a result of the project. Chugach also requested that the RCA accept further updates beginning no later than July 31, 2014. On April 21, 2014, the RCA issued an order approving Chugach’s request to file its next status report by July 31, 2014.

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

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2014 and 2013

2014. The increase, net of both base rate increases and fuel savings, to Chugach retail end-users is approximately 6 percent, while the net increase to retail end-users of MEA and Seward is approximately 8 percent and 5 percent, respectively.

On April 18, 2014, Chugach submitted an update to its 2013 general rate case to reflect the final results contained in Chugach’s compliance filing in the 2012 general rate case that was submitted to the RCA on April 14, 2014. The update reflects final rate design changes contained in the 2012 rate case. There was no impact to the system revenue requirement contained in the 2013 Test Year General Rate Case filing.

2012 General Rate Case

To reflect cost changes resulting from commercial operation of SPP, Chugach submitted a general rate case to the RCA on December 21, 2012, to increase system base rate revenues by $30.0 million, or approximately 26 percent, on total base rate revenues of $115.0 million. The proposed rates became effective on an interim and refundable basis beginning in February of 2013. In a separate filing, Chugach adjusted fuel rates to reflect efficiency improvements associated with the commercial operation of SPP and made these reduced fuel rates effective at the same time as the requested general rate case increases. This allowed the interim base rate increases to be synchronized with expected reductions in fuel cost recovery rates.

The filing also requested approval of a major expansion of Chugach’s operating tariff to include both firm and non-firm transmission wheeling service and attendant ancillary services in support of third-party transactions on the Chugach system. The main purpose of the expansion is to accommodate anticipated wheeling services after expiration of the HEA and MEA wholesale customer contracts.

Chugach had been engaged in discussions with the intervening parties to resolve the outstanding issues in the case. The RCA accepted stipulations that resolved the majority of the issues in the case. Chugach filed reply testimony on October 23, 2013, which proposed changes to its rate increase request, including a downward adjustment to its system revenue requirement by $0.2 million, which represents a 0.1 percent reduction to its system base rate revenue requirement of $143.0 million.

On March 14, 2014, the RCA issued Order No. 16 affirming the acceptance of the stipulations entered among the parties in the case. In the order, the RCA approved Chugach’s requested ratemaking treatment of select transmission facilities on its system. On April 14, 2014, Chugach submitted its compliance filing to Order No. 16, including updated rate calculations and tariffs reflecting the results of the stipulations and the RCA order, and its retail refund plan for energy sales between February and December of 2013.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2014 and 2013

Interruptible Storage Service Agreement: CINGSA

On October 11, 2013, Chugach executed a standardized Interruptible Storage Service Agreement (“ISS Agreement”) under which Chugach agreed to take non-firm service under the CINGSA tariff from October 14, 2013, through March 31, 2016. This signed agreement was submitted to the RCA by CINGSA on October 18, 2013.

On January 7, 2014, Chugach submitted a filing to the RCA requesting approval to recover costs associated with the ISS Agreement from CINGSA. Chugach estimates the recurring costs associated with the CINGSA ISS Agreement to amount to approximately $0.4 million or less, annually. The RCA issued a letter order on March 21, 2014, approving Chugach’s request to recover these costs through its fuel and purchased power rate adjustment process.

5.	DEBT

Lines of credit

Chugach maintains a $50.0 million line of credit with National Rural Utilities Cooperative Finance Corporation (NRUCFC). Chugach did not utilize this line of credit in the first three months of 2014, and therefore had no outstanding balance at March 31, 2014. In addition, Chugach did not utilize this line of credit during 2013 and had no outstanding balance at December 31, 2013. The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC. The borrowing rate was 2.90 percent at March 31, 2014, and December 31, 2013.

The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. The NRUCFC line of credit expires October 12, 2017. This line of credit is immediately available for unconditional borrowing.

Commercial Paper

On November 17, 2010, Chugach entered into a $300.0 million Unsecured Credit Agreement, which is used to back Chugach’s Commercial Paper Program. Effective May 4, 2012, Chugach reduced the commitment amount to $100.0 million and on June 29, 2012, amended and extended the Credit Agreement to update the pricing and extend the term. The pricing includes an all-in drawn spread of one month London Interbank Offered Rate (LIBOR) plus 107.5 basis points, along with a 17.5 basis points facility fee (based on an A- unsecured debt rating). The Amended Unsecured Credit Agreement expires on November 17, 2016. The participating banks include NRUCFC, KeyBank National Association, Bank of America, N.A., Bank of Montreal, CoBank and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch. The commercial paper can be repriced between one day and 270 days. Chugach is expected to continue to issue commercial paper in 2014, as needed. Chugach had $47.0 million and $30.0 million of commercial paper outstanding at March 31, 2014, and December 31, 2013, respectively.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2014 and 2013

The following table provides information regarding average commercial paper balances outstanding for the quarters ended March 31, 2014 and 2013 (dollars in millions), as well as corresponding weighted average interest rates:

2014		2013
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$29.4	0.19%	$10.0	0.28%

Term Loan

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2011 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated January 19, 2011, and secured by the Indenture. Chugach had $28.6 million and $29.7 million outstanding with CoBank at March 31, 2014, and December 31, 2013, respectively.

6.	FAIR VALUES OF ASSETS AND LIABILITIES

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

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2014 and 2013

The table below presents the balance of Chugach’s marketable securities assets measured at fair value on a recurring basis at March 31, 2014, and December 31, 2013.

	Total	Level 1	Level 2	Level 3
March 31, 2014
Marketable securities	$10,409,931	$10,409,931	$0	$0

December 31, 2013
Marketable securities	$10,308,533	$10,308,533	$0	$0

Chugach had no Level 2 assets and no Level 3 assets or liabilities measured at fair value on a recurring basis. Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The fair value of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying value due to their short-term nature.

Fair Value of Financial Instruments

The estimated fair values (in thousands) of the long-term obligations included in the financial statements at March 31, 2014, are as follows:

	Carrying Value	Fair Value
Long-term obligations (including current installments)	$498,098	$496,828

Level 1 measurement was used to determine the fair value of the 2011 and 2012 Series A Bonds. Level 2 measurements were used to determine all other long-term obligations.

7.	ENVIRONMENTAL MATTERS

The Clean Air Act and Environmental Protection Agency (EPA) regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants. New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs. Chugach is subject to these regulations, which have not had and are not expected to have a material effect on its results of operations, financial position, and cash flows. While Chugach cannot predict the implementation of any additional new law or regulation, or the limitations thereof, it is possible that new laws or regulations could increase capital and operating costs. Chugach has obtained Clean Air Act permits currently required for the operation of generating facilities.

Chugach is subject to numerous other environmental statutes including the Clean Water Act, the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Endangered Species Act, and the Comprehensive Environmental Response, Compensation and Liability Act and to the regulations implementing these statutes. Chugach does not believe that compliance with these statutes and regulations to date has had a material impact on its financial condition,

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2014 and 2013

results of operation or cash flows. However, the implementation of any additional new law or regulation, or the limitations thereof, or changes in or new interpretations of laws or regulations could result in significant additional capital or operating expenses. Chugach follows proposed new regulations and existing regulation changes through industry associations and professional organizations.

8.	COMMITMENTS AND CONTINGENCIES

Concentrations

Approximately 70 percent of Chugach’s employees are members of the International Brotherhood of Electrical Workers (IBEW). Chugach has three Collective Bargaining Unit Agreements (CBA) with the IBEW. Chugach also has an agreement with the Hotel Employees and Restaurant Employees (HERE). All three IBEW CBA’s have been renewed through June 30, 2017. The HERE contract has been renewed through June 30, 2016.

Chugach is the principal supplier of power under a wholesale power contract with MEA and was the principal supplier of power under a wholesale power contract with HEA until December 31, 2013. These contracts, including the fuel component, represented $103.1 million, or 34 percent, of sales revenue in 2013. The MEA contract represented $19.2 million, or 26 percent, of sales revenue in the first quarter of 2014. The HEA contract expired December 31, 2013, and the MEA contract expires December 31, 2014. All rates are established by the RCA.

Commitments

Fuel Supply Contracts

Chugach has fuel supply contracts from various producers at market terms. A gas supply contract between Chugach and ConocoPhillips Alaska, Inc. and ConocoPhillips, Inc. (collectively “ConocoPhillips”), was approved by the RCA effective August 21, 2009. The new contract provided gas beginning in 2010 and will terminate December 31, 2016. The total amount of gas under the contract is estimated to be 60 Bcf. The RCA approved a new natural gas supply contract with Marathon Alaska Production, LLC (MAP) effective May 17, 2010. This contract included two contract extensions that were exercised in 2011. Effective February 1, 2013, this gas purchase agreement was assigned to Hilcorp, who purchased MAP’s assets in Cook Inlet. Chugach entered into another gas contract with Hilcorp effective July 1, 2013. The total amount of gas under the contracts is now estimated up to 57.6 Bcf. These contracts fill 100 percent of Chugach’s needs through March 31, 2018. All of the production is expected to come from Cook Inlet, Alaska.

The terms of the ConocoPhillips and Hilcorp agreements require Chugach to manage the natural gas transportation over the connecting pipeline systems. Chugach has gas transportation agreements with ENSTAR Natural Gas Company (ENSTAR) and Hilcorp.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2014 and 2013

Patronage Capital Payable

In 2007, Chugach entered into an agreement with HEA to return all of its patronage capital within five years after expiration of its power sales agreement, which was related to a settlement agreement associated with the 2005 Test Year General Rate Case (Docket U-06-134). HEA’s patronage capital was $7.9 million at March 31, 2014 and at December 31, 2013, and is classified as patronage capital payable on Chugach’s Balance Sheet.

Economy Energy Sales

On October 5, 2012, Chugach and GVEA finalized arrangements for Chugach to provide economy energy to GVEA until March of 2015. Sales will be made under the terms and conditions of Chugach’s economy energy sales tariff. The price to GVEA will include the cost of fuel, variable operations and maintenance expense, wheeling charges and a margin. Chugach has also entered into specific gas supply arrangements to make economy energy sales to GVEA. Sales revenue to GVEA amounted to $10.4 million and $8.9 million in the first quarter of 2014 and 2013, respectively.

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

The parties have engaged in significant settlement discussions. If a settlement cannot be reached, Chugach will vigorously defend against the complaint as it believes the complaint is without merit. Management is uncertain of the outcome of the proceeding before the Superior Court. In the opinion of management, an adverse outcome is not likely to have a material adverse effect on Chugach’s results of operations or financial condition, however, an adverse outcome could impact Chugach’s equity ratio, which could, in turn, adversely impact Chugach’s debt covenant compliance, in addition to Chugach’s ability to borrow additional debt or refinance existing debt.

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

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins did not materially change during the first quarter of 2014 compared to the same quarter in 2013.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, did not materially change in the first quarter of 2014 compared to the same quarter in 2013.

Overall, retail revenue increased in the first quarter of 2014 compared to the same quarter in 2013. Base revenue increased due to an increase in rates charged to retail customers as a result of Chugach’s 2013 Test Year General Rate Case, which was somewhat offset by lower retail kWh sales caused by warmer weather, as well as lower fuel and purchased power expense recovered through the fuel and purchased power surcharge process. The decrease in fuel and purchased power expense recovered through the fuel and purchased power surcharge process in the first quarter of 2014 compared to the same quarter in 2013 was due primarily to less MCF used as a result of the efficiency of SPP, lower kWh sales, and lower purchased power caused by the expiration of contracts related to HEA’s wholesale contract.

Overall, wholesale revenue decreased in the first quarter of 2014 compared to the same quarter in 2013, due primarily to the expiration of HEA’s wholesale contract. Lower fuel and purchased power expense recovered through the fuel and purchased power surcharge process, caused by less MCF used as a result of the efficiency of SPP and the expiration of HEA’s wholesale and other related contracts, contributed to the variance. This was somewhat offset by higher base demand and energy rates, as a result of Chugach’s 2013 Test Year General Rate Case, collected from Chugach’s two remaining wholesale customers.

Economy energy revenue increased in the first quarter of 2014 compared to the same period in 2013 due to increased sales to GVEA as a result of the new agreement between Chugach and GVEA which will provide economy energy sales to GVEA until March of 2015.

Other operating revenue, which includes late fees, pole rental, wheeling, microwave and miscellaneous service revenue, increased in the first quarter of 2014 compared to the same period in 2013. This increase was due primarily to higher wheeling revenue associated with sales to GVEA.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to MEA and Seward contributed approximately $8.1 million to Chugach’s fixed costs for the quarter ended March 31, 2014. Wholesale sales to HEA, MEA and Seward contributed approximately $9.8 million for the quarter ended March 31, 2013.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended March 31, 2014 and 2013:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2014	2013	% Variance	2014	2013	% Variance	2014	2013	% Variance
Retail
Residential	$15.5	$13.6	14.0%	$7.6	$7.8	(2.6%)	$23.1	$21.4	7.9%
Small Commercial	$2.6	$2.4	8.3%	$1.8	$1.7	5.9%	$4.4	$4.1	7.3%
Large Commercial	$9.1	$8.0	13.8%	$6.4	$6.5	(1.5%)	$15.5	$14.5	6.9%
Lighting	$0.4	$0.3	33.3%	$0.1	$0.1	0.0%	$0.5	$0.4	25.0%
Total Retail	$27.6	$24.3	13.6%	$15.9	$16.1	(1.2%)	$43.5	$40.4	7.7%

Wholesale
HEA	$0.0	$3.6	(100.0%)	$0.0	$5.7	(100.0%)	$0.0	$9.3	(100.0%)
MEA	$9.7	$7.3	32.9%	$9.5	$9.7	(2.1%)	$19.2	$17.0	12.9%
SES	$0.5	$0.4	25.0%	$0.7	$0.8	(12.5%)	$1.2	$1.2	0.0%
Total Wholesale	$10.2	$11.3	(9.7%)	$10.2	$16.2	(37.0%)	$20.4	$27.5	(25.8%)

Economy Sales	$0.8	$0.8	0.0%	$9.6	$8.1	18.5%	$10.4	$8.9	16.9%
Miscellaneous	$0.5	$0.5	0.0%	$1.3	$0.4	225.0%	$1.8	$0.9	100.0%

Total Revenue	$39.1	$36.9	6.0%	$37.0	$40.8	(9.3%)	$76.1	$77.7	(2.1%)

The following table summarizes kWh sales for the quarters ended March 31:

Customer	2014 kWh	2013 kWh

Retail	306,233,173	312,259,127
Wholesale	225,029,048	345,450,936
Economy Energy	114,182,000	91,967,000

Total	645,444,221	749,677,063

Base rates charged to retail and wholesale customers in the first quarter of 2014 include base rate changes effective January 3, 2014, and February 1, 2014, respectively, as a result of Chugach’s 2013 Test Year General Rate Case filed with the RCA in November of 2013. Effectively, base rates increased 11.5% to retail customers and 19.3% and 13.8% to wholesale customers MEA and Seward, respectively, in the first quarter of 2014 compared to the same period in 2013.

Total operating expenses did not materially change in the first quarter of 2014 from the same quarter in 2013.

Fuel expense did not materially change in the first quarter of 2014 compared to the same quarter in 2013. In the first quarter of 2014, Chugach used 5,577,194 MCF of fuel at an average effective delivered price of $5.74 per MCF. In the first quarter of 2013, Chugach used 7,392,279 MCF of fuel at an average effective delivered price of $4.93 per MCF, which included 767,681 MCF of fuel that was recorded as purchased power.

Production expense increased $0.5 million, or 10.7%, in the first quarter of 2014 compared to the same quarter in 2013, due primarily to operating and maintenance expense at SPP, which began commercial operation on February 1, 2013.

Purchased power expense decreased $3.2 million, or 42.9%, in the first quarter of 2014 compared to the same quarter in 2013, due primarily to a decrease in purchases required as a result of the expiration of HEA’s wholesale contract, which was somewhat offset by an increase in the average effective price delivered caused by the difference in fuel supplier and contract. In the first quarter of 2014, Chugach purchased 47,833 megawatt hours (MWh) of energy at an average effective price of 7.62 cents per kWh. In the first quarter of 2013, Chugach purchased 140,700 MWh of energy at an average effective price of 4.86 cents per kWh.

Transmission expense did not materially change in the first quarter of 2014 compared to the same quarter in 2013.

Distribution expense increased $0.5 million, or 16.0%, in the first quarter of 2014 compared to the same quarter in 2013, due primarily to a FEMA grant received for storm damage in the first quarter of 2013.

Consumer accounts did not materially change in the first quarter of 2014 compared to the same quarter in 2013.

Administrative, general and other expense did not materially change in the first quarter of 2014 compared to the same quarter in 2013.

Depreciation and amortization expense increased $0.6 million, or 6.6%, in the first quarter of 2014 compared to the same quarter in 2013, due primarily to depreciation associated with SPP, which began commercial operation in February of 2013.

Interest on long-term and other debt decreased $0.3 million, or 5.4%, in the first quarter of 2014 compared to the same quarter in 2013. The decrease reflects the principal payments made on long-term debt, which was somewhat offset by higher interest associated with a higher commercial paper balance.

Interest charged to construction decreased $0.9 million, or 89.1%, in the first quarter of 2014 compared to the same quarter in 2013 due primarily to a decrease in the average Construction Work in Progress (CWIP) balance due primarily to the commercial operation of SPP in February of 2013.

Non-operating margins did not materially change in the first quarter of 2014 compared to the same quarter in 2013.

Financial Condition

Assets

Total assets did not materially change from December 31, 2013 to March 31, 2014. Decreases in CWIP, cash and cash equivalents, and fuel stock were offset by increases in prepayments. CWIP decreased $10.1 million, or 35.2%, due primarily to the completion of general plant and distribution projects. Cash and cash equivalents decreased $2.6 million, or 58.8%, due primarily to the payment of accrued payables as of December 31, 2013. Fuel stock decreased, $5.1 million, or 38.9%, due primarily to the use of fuel from the fuel storage facility. Prepayments increased $1.2 million, or 62.0%, due primarily to the annual renewal of insurance for 2014.

Liabilities and Equity

Total liabilities, equities and margins did not materially change from December 31, 2013 to March 31, 2014. Total equities and margins increased $5.0 million, or 2.8%, due to the margins generated in the first quarter of 2014. Commercial paper increased $17.0 million, or 56.7%, due primarily to the timing of the principal payments associated with the 2011 and 2012 bonds. These increases were completely offset by decreases in long-term obligations, accounts payable, fuel cost over-recovery, accrued interest and fuel payable. Long term obligations decreased $23.6 million, or 4.7%, caused by the principal payments on the 2011, 2012, and CoBank bonds and accounts payable decreased $3.5 million, or 30.8%, due primarily to the timing of cash payments. Fuel cost over-recovery decreased $1.3 million, or 78.3%, due to the partial payment of the prior quarter’s over-recovery of fuel and purchased power costs. Accrued interest decreased $5.6 million, or 85.6%, due to the semi-annual interest payment on the 2011 and 2012 Series A Bonds. Fuel payable decreased $4.4 million, or 29.5%, caused by lower fuel costs and the timing of payments.

LIQUIDITY AND CAPITAL RESOURCES

Summary

Chugach ended the first quarter of 2014 with $1.8 million of cash and cash equivalents, down from $4.3 million at December 31, 2013. Chugach did not utilize its $50.0 million line of credit that maintained with NRUCFC in the first quarter of 2014, therefore, this line of credit had no outstanding balance and available borrowing capacity under this line was $50.0 million at March 31, 2014. Chugach issued commercial paper in the first quarter of 2014 and had $47.0 million of commercial paper outstanding at March 31, 2014, thus available borrowing capacity under the Commercial Paper Program at March 31, 2014, was $53.0 million.

Cash equivalents consist of all highly liquid debt instruments with a maturity of three months or less when purchased and a concentration account with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes Chugach’s cash flows from operating, investing and financing activities for the three months ended March 31, 2014 and 2013.

	2014	2013
Total cash provided by (used in):

Operating activities	$7,207,213	$5,122,443
Investing activities	(3,248,020)	(15,036,314)
Financing activities	(6,515,810)	5,100,872

Decrease in cash and cash equivalents	$(2,556,617)	$(4,812,999)

Operating Activities

Cash provided by operating activities was $7.2 million for the period ended March 31, 2014, compared with $5.1 million for the period ended March 31, 2013.

Assignable margins increased to $5.0 million in the first three months of 2014, compared with $4.8 million in the first three months of 2013. The increase in assignable margins was adjusted by the change in depreciation which was due primarily to depreciation associated with SPP and was further increased by changes in operating assets and liabilities. The changes in operating assets and liabilities were due primarily to changes in fuel stock, prepayments, other assets, accounts payable, and fuel. The change in fuel stock was due primarily to the use of fuel from the fuel storage facility. The change in prepayments was due primarily to the change in the timing of health and welfare premium payments and the change in other assets was due primarily to the increase in restricted cash equivalents caused by the cash collected from the interim and refundable rates implemented in February of 2013. The change in accounts payable and fuel was due primarily to the timing of payments, as well as the difference in quantity of fuel used in the first three months of 2014 compared to the first three months of 2013.

Investing Activities

Cash used in investing activities was $3.2 million for the period ended March 31, 2014, compared with $15.0 million for the period ended March 31, 2013. The change in cash used in investing activities was due primarily to a decrease in capital construction in 2014 as a result of SPP beginning commercial operation in February of 2013.

Capital construction through March 31, 2014, was $3.5 million and is estimated at $36.3 million for the full year. Once funding from other sources is collected, the total cash requirement is estimated at $25.0 million for 2014. Capital improvement expenditures are expected to increase during the second quarter as the construction season begins.

Financing Activities

Cash used in financing activities was $6.5 million for the period ended March 31, 2014, compared to $5.1 million provided by financing activities for the period ended March 31, 2013. The change in cash used in financing activities was due primarily to the decrease in proceeds from short-term obligations as a result of the change in commercial paper.

Sources of Liquidity

Chugach satisfies its operational and capital cash requirements through internally generated funds, a $50.0 million line of credit from NRUCFC and a $100.0 million Commercial Paper Program. At March 31, 2014, there was no outstanding balance on the NRUCFC line of credit and $47.0 million of outstanding commercial paper. Thus, at March 31, 2014, the available borrowing capacity under Chugach’s line of credit with NRUCFC was $50.0 million and the available commercial paper capacity was $53.0 million.

Commercial paper can be repriced between one day and 270 days. The average commercial paper balance for the quarter ended March 31, 2014, was $29.4 million with a corresponding weighted average interest rate of 0.19%. The maximum amount of outstanding commercial paper for the quarter ended March 31, 2014, was $47.0 million. The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate
January 2014	$28.8	0.20%
February 2014	$23.8	0.19%
March 2014	$35.2	0.19%

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2011 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated January 19, 2011 and secured by the Second Amended and Restated Indenture.

At March 31, 2014, Chugach had the following note outstanding with this facility:

	Principal Balance	Interest Rate at March 31, 2014	Maturity Date	Principal Payment Dates

2011 CoBank Note	$28,597,706	2.50%	2022	2014 – 2022

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

Chugach management continues to expect that cash flows from operations and external funding sources, including additional commercial paper borrowings, will be sufficient to cover operational, financing and capital funding requirements in 2014 and thereafter.

CRITICAL ACCOUNTING POLICIES

As of March 31, 2014, there have been no significant changes in Chugach’s critical accounting policies as disclosed in Chugach’s 2013 Annual Report on Form 10-K. These policies include electric utility regulation and unbilled revenue.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

None.

OUTLOOK

Controlling operating expenses to minimize future adverse customer rate impacts and securing replacement revenue sources for an additional wholesale customer load that will be leaving at the end of 2014, are some of the major challenges Chugach will continue to face in the near and intermediate term. These issues, along with energy issues and plans at the state level, will shape how Chugach proceeds into the future. Chugach has been working closely with the State of Alaska and producers to develop a comprehensive Cook Inlet management plan to provide long-term natural gas supply. Chugach continues to explore its options for future fuel supply needs by working with developers on commercial terms for future gas supply and the State of Alaska on energy policies to promote gas development in Cook Inlet and other in-state gas options such as a spur line off a larger line from the North Slope or a bullet line to Southcentral Alaska.

Chugach continues to actively manage its fuel supply needs and currently has contracts in place to fill 100 percent of its needs through March of 2018. The 2010 Alaska Legislature passed legislation that provides incentives to natural gas producers to enhance Cook Inlet oil and gas production. These incentives have resulted in significant improvement in gas production from existing fields and exploration for new supplies. While one independent producer has plans to install an offshore gas production platform and gas pipeline system, another is adding an additional rig to its Alaska drilling fleet, is acquiring a natural gas field and has received encouraging results from a newly drilled well. Hilcorp purchased Chevron’s subsidiary Union Oil Company of California January 1, 2012, and purchased Marathon Alaska Production assets effective February 1, 2013. Both Hilcorp and ConocoPhillips have entered into gas contracts with a majority of the gas users in Cook Inlet for near-term needs. Chugach is encouraged with these recent developments but continues to explore other alternatives to diversify its portfolio.

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

CINGSA began service April 1, 2012. The facility ensures local utilities, including Chugach, would have gas available to meet deliverability requirements during peak periods and store gas during low demand periods. Injections into the facility began in 2012. Chugach’s share of the capacity is now 1.9 Bcf. Chugach is entitled to withdraw gas at a rate of up to 35 MMcf per day. The RCA approved inception rates and a tariff for the CINGSA facility on January 31, 2011, and a Firm Storage Service (FSS) Agreement between the seller and Chugach in July of 2011.

Notification was made by MEA in 2004 and by HEA in 2007 that neither organization intends to be on the Chugach system after the expiration of their contracts. HEA’s contract expired December 31, 2013 and MEA’s contract will expire December 31, 2014. The expiration of both contracts will result in a loss of approximately 44 percent of Chugach’s power sales load and approximately 34 percent of the utility’s annual sales revenue. MEA began construction of a new power plant at Eklutna, Alaska, which is expected to provide 170 MW of base load generation for MEA beginning in 2015. Chugach has been preparing for the loss of two of its wholesale customers for some time and has taken steps to reduce costs in order to mitigate the rate impact to its remaining customers. Chugach’s 10-year financial forecast results indicate it can sustain operations and meet financial covenants when these two customers leave the system. In addition, because Chugach’s rates are established by the RCA, Chugach expects to continue to be able to recover Chugach’s specific costs of providing service despite the loss of these customers.

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

Chugach has updated and expanded its operating tariff to include both firm and non-firm transmission wheeling services and attendant ancillary services in support of third-party transactions on the Chugach system. The expansion of the tariff was made, in part, to accommodate wheeling services as HEA’s wholesale customer contract has expired and in anticipation of the expiration of MEA’s wholesale customer contract. Chugach believes that cost reduction and containment, successful implementation of new power sales agreements and revised tariffs will mitigate additional rate increases in the 2015 timeframe. However, Chugach cannot assure that it will be able to replace sources of revenue or that any replacement of revenue sources, revised tariffs or cost reduction and containment measures will fully counteract any anticipated rate increases in this timeframe.

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

The proposed 2015 fiscal year State of Alaska capital budget pending governor approval contains $3.5 million in appropriations for Chugach. The 2014 fiscal year State of Alaska capital budget contained $287,500 in appropriations for Chugach. Funding for these projects will flow through either the AEA or the Municipality of Anchorage.

ENVIRONMENTAL MATTERS

Compliance with Environmental Standards

Chugach’s operations are subject to certain federal, state and local environmental laws and regulations, which seek to limit air, water and other pollution and regulate hazardous or toxic waste disposal. While Chugach monitors these laws and regulations to ensure compliance, they frequently change and often become more restrictive. When this occurs, costs of compliance generally increase.

Costs associated with environmental compliance are included in both the operating and capital budgets. Costs associated with environmental remediation obligations are accrued when probable and reasonably estimable. It is not anticipated that expenditures associated with environmental matters will have a material effect on the results of operations or financial condition. Chugach cannot, however, predict the nature, extent or cost of new laws or regulations relating to environmental matters.

The Clean Air Act and EPA regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants. New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs. On October 30, 2009, the EPA published new federal regulations requiring the mandatory reporting of greenhouse gases from all sectors of the economy. Chugach is subject to this new regulation, which has not had and is not expected to have a material effect on its results of operations, financial position, and cash flows. While Chugach cannot predict the implementation of any additional new law or regulation, or the limitations thereof, it is possible that new laws or regulations could increase capital and operating costs. Chugach has obtained or applied for all Clean Air Act permits currently required for the operation of generating facilities.

Chugach is subject to numerous other environmental statutes including the Clean Water Act, the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Endangered Species Act, and the Comprehensive Environmental Response, Compensation and Liability Act and to the regulations implementing these statutes. Chugach does not believe that compliance with these statutes and regulations to date has had a material impact on its financial condition, results of operation or cash flows. However, new laws or regulations, implementation of final regulations or changes in or new interpretations of these laws or regulations could result in significant additional capital or operating expenses. Chugach follows proposed new regulations and existing regulation changes through industry associations and professional organizations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Chugach is exposed to a variety of risks, including changes in interest rates and changes in commodity prices due to repricing mechanisms inherent in gas supply contracts. In the normal course of its business, Chugach manages exposure to these risks as described below. Chugach does not engage in trading market risk-sensitive instruments for speculative purposes.

Interest Rate Risk

At March 31, 2014, short- and long- term debt was comprised of the 2011 and 2012 Series A Bonds, the CoBank bond and outstanding commercial paper.

The interest rates of the 2011 Series A Bonds and the 2012 Series A Bonds are fixed and set forth in the table below with the carrying value and fair value (dollars in millions) at March 31, 2014.

	Maturing	Interest Rate	Carrying Value	Fair Value
2011 Series A, Tranche A	2031	4.20%	$76,500	$74,785
2011 Series A, Tranche B	2041	4.75%	166,500	169,773
2012 Series A, Tranche A	2032	4.01%	67,500	64,995
2012 Series A, Tranche B	2042	4.41%	109,000	107,373
2012 Series A, Tranche C	2042	4.78%	50,000	51,305

Total			$469,500	$468,231

Chugach is exposed to market risk from changes in interest rates associated with other credit facilities. Chugach’s credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the London Interbank Offered Rate (LIBOR) or the base rate or prime rate of lenders. At March 31, 2014, Chugach had $47.0 million of commercial paper outstanding and $28.6 million outstanding on its CoBank bond. A 100 basis-point rise in interest rates would increase interest expense by approximately $0.8 million, and up to a 100 basis-point decline in interest rates would decrease interest expense by approximately $0.4 million, based on $75.6 million of variable rate debt outstanding at March 31, 2014.

Commodity Price Risk

Chugach’s gas contracts provide for adjustments to gas prices based on fluctuations of certain commodity prices and indices. Because fuel and purchased power costs are passed directly to wholesale and retail customers through a fuel and purchased power recovery process, fluctuations in the price paid for gas pursuant to gas supply contracts does not normally impact margins.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of Chugach management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), Chugach conducted an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e). Based on this evaluation, the CEO and CFO each concluded that as of the end of the period covered by this report, disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in Chugach’s periodic reports to the Securities and Exchange Commission (SEC), ensures that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

In addition, there have been no changes in Chugach’s internal controls over financial reporting identified in connection with the evaluation that occurred during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required by this Item is contained in Note 8 to the “Notes to Financial Statements” within Part I of this Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed under “Risk Factors” in Item 1A of Chugach’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Bradley W. Evans
Bradley W. Evans
Chief Executive Officer

By:	/s/ Sherri L. McKay-Highers
Sherri L. McKay-Highers
Chief Financial Officer

Date:	May 14, 2014

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document