Form 10-Q
period 2014-06-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2014-08-12
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐Accelerated filer ☐

Non-accelerated filer ☒Smaller reporting company ☐

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the unaudited financial statements of Chugach as of and for the quarter ended June 30, 2014, follow.

Chugach Electric Association, Inc.

Balance Sheets

(Unaudited)

Assets	June 30, 2014	December 31, 2013

Utility Plant:
Electric plant in service	$1,148,996,253	$1,135,356,956
Construction work in progress	20,967,437	28,674,163
Total utility plant	1,169,963,690	1,164,031,119
Less accumulated depreciation	(483,010,177)	(464,880,322)
Net utility plant	686,953,513	699,150,797

Other property and investments, at cost:
Nonutility property	76,889	76,889
Investments in associated organizations	9,853,115	10,204,193
Special funds	598,167	536,546
Total other property and investments	10,528,171	10,817,628

Current assets:
Cash and cash equivalents	1,890,827	4,347,163
Special deposits	90,864	158,265
Restricted cash equivalents	3,206,579	3,706,832
Marketable securities	10,532,187	10,308,533
Fuel cost under-recovery	3,315,475	0
Accounts receivable, net	42,668,493	44,633,981
Materials and supplies	27,188,967	25,856,395
Fuel stock	9,115,224	13,029,848
Prepayments	3,061,110	1,863,407
Other current assets	250,528	320,658
Total current assets	101,320,254	104,225,082

Deferred charges, net	22,279,174	23,990,531

Total assets	$821,081,112	$838,184,038

Chugach Electric Association, Inc.

Balance Sheets (continued)

(Unaudited)

Liabilities, Equities and Margins	June 30, 2014	December 31, 2013

Equities and margins:
Memberships	$1,614,548	$1,600,058
Patronage capital	160,584,651	162,749,889
Other	11,448,966	11,445,918
Total equities and margins	173,648,165	175,795,865

Long-term obligations, excluding current installments:
Bonds payable	447,083,332	469,499,999
National Bank for Cooperatives note payable	24,941,165	27,414,275
Total long-term obligations	472,024,497	496,914,274

Current liabilities:
Current installments of long-term obligations	24,889,777	24,682,812
Commercial paper	36,000,000	30,000,000
Accounts payable	8,970,732	11,461,303
Consumer deposits	4,593,847	4,851,558
Fuel cost over-recovery	0	1,635,677
Accrued interest	6,190,754	6,512,860
Salaries, wages and benefits	9,210,913	8,967,140
Fuel	16,091,557	14,834,585
Other current liabilities	7,911,289	5,143,905
Total current liabilities	113,858,869	108,089,840

Deferred compensation	598,167	536,546
Deferred liabilities	1,670,370	1,776,826
Patronage capital payable	10,205,739	7,931,295
Cost of removal obligation	49,075,305	47,139,392

Total liabilities, equities and margins	$821,081,112	$838,184,038

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Operating revenues	$70,269,305	$74,776,425	$146,368,191	$152,524,942

Operating expenses:
Fuel	34,103,354	36,037,367	67,540,605	70,249,319
Production	5,209,049	5,353,464	10,418,246	10,060,684
Purchased power	3,903,066	5,428,871	8,171,426	12,905,983
Transmission	1,485,889	1,833,720	3,053,894	3,458,901
Distribution	3,572,585	3,372,184	6,980,869	6,310,563
Consumer accounts	1,625,927	1,634,902	3,223,119	3,188,039
Administrative, general and other	6,774,905	5,993,334	12,500,758	11,702,739
Depreciation and amortization	10,322,236	10,422,646	20,575,617	20,044,278
Total operating expenses	$66,997,011	$70,076,488	$132,464,534	$137,920,506

Interest expense:
Long-term debt and other	5,753,378	6,133,720	11,704,930	12,427,412
Charged to construction	(92,062)	(75,474)	(201,056)	(1,077,540)
Interest expense, net	$5,661,316	$6,058,246	$11,503,874	$11,349,872
Net operating margins	$(2,389,022)	$(1,358,309)	$2,399,783	$3,254,564

Nonoperating margins:
Interest income	164,795	171,607	332,624	343,860
Allowance for funds used during construction	38,110	34,272	70,956	78,341
Capital credits, patronage dividends and other	46,915	(224,114)	59,266	(211,733)
Total nonoperating margins	$249,820	$(18,235)	$462,846	$210,468

Assignable margins	$(2,139,202)	$(1,376,544)	$2,862,629	$3,465,032

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Assignable margins	$2,862,629	$3,465,032

Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation	20,575,617	20,044,278
Amortization and depreciation cleared to operating expenses	2,879,121	3,031,314
Allowance for funds used during construction	(70,956)	(78,341)
Write off of inventory, deferred charges and projects	215,973	255,217
Other	(69,014)	211,738

(Increase) decrease in assets:
Accounts receivable, net	(222,284)	9,303,823
Fuel cost under-recovery	(3,315,475)	0
Materials and supplies	(1,492,506)	(1,860,842)
Fuel stock	3,914,624	(403,581)
Prepayments	(1,197,703)	(1,834,523)
Other assets	637,900	(7,561,149)
Deferred charges	(27,378)	(283,807)

Increase (decrease) in liabilities:
Accounts payable	(1,482,120)	662,585
Consumer deposits	(257,711)	254,536
Fuel cost over-recovery	(1,635,677)	(8,419,540)
Accrued interest	(322,106)	(294,525)
Salaries, wages and benefits	243,773	292,263
Fuel	1,256,972	(856,725)
Other current liabilities	1,277,218	1,159,578
Deferred liabilities	(13,429)	17,240
Net cash provided by operating activities	23,757,468	17,104,571

Cash flows from investing activities:
Return of capital from investment in associated organizations	351,162	424,484
Investment in restricted cash equivalents	(116)	0
Investment in marketable securities	(154,724)	(165,699)
Proceeds from capital grants	2,187,772	0
Extension and replacement of plant	(9,866,063)	(25,419,602)
Net cash used in investing activities	(7,481,969)	(25,160,817)

Cash flows from financing activities:
Proceeds from short-term obligations	17,000,000	28,500,000
Repayments of short-term obligations	(11,000,000)	(6,000,000)
Repayments of long-term obligations	(24,682,812)	(24,493,022)
Memberships and donations received	17,538	808
Retirement of patronage capital and estate payments	(5,867)	0
Net receipts on consumer advances for construction	(60,694)	408,191
Net cash used in financing activities	(18,731,835)	(1,584,023)

Net change in cash and cash equivalents	(2,456,336)	(9,640,269)

Cash and cash equivalents at beginning of period	$4,347,163	$14,047,469

Cash and cash equivalents at end of period	$1,890,827	$4,407,200

Supplemental disclosure of non-cash investing and financing activities:
Retirement of plant	$1,330,137	$3,429,797
Cost of removal obligation	$1,935,913	$1,914,376
Extension and replacement of plant included in accounts payable	$2,588,197	$2,412,127
Patronage capital retired and included in other current liabilities	$5,022,000	0
Supplemental disclosure of cash flow information - interest expense paid,
net of amounts capitalized	$11,238,164	$10,641,478

See accompanying notes to financial statements.

TableOfContents

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2014 and 2013

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

Chugach was organized as an Alaska electric cooperative in 1948 and operates on a not‑for‑profit basis and, accordingly, seeks only to generate revenues sufficient to pay operating and maintenance costs, the cost of purchased power, capital expenditures, depreciation, and principal and interest on all indebtedness and to provide for reserves.  Chugach is subject to the regulatory authority of the Regulatory Commission of Alaska (RCA).

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

June 30, 2014 and 2013

3.	SIGNIFICANT ACCOUNTING POLICIES

a. Management Estimates

In preparing the financial statements in conformity with United States generally accepted accounting principles (GAAP), the management of Chugach is required to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the reporting period.  Estimates include allowance for doubtful accounts, workers compensation liability, deferred charges and credits, unbilled revenue, the estimated useful life of utility plant and the cost of removal obligation.  Actual results could differ from those estimates.

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

c. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the six month periods ended June 30, 2014 and 2013 was in compliance with that provision.  In addition, Chugach collects sales tax and is assessed gross receipts and excise taxes which are presented on a net basis in accordance with FASB ASC 605-45-50, “Topic 605 - Revenue Recognition – Subtopic 45 - Principal Agent Considerations – Section 50 - Disclosure.”

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

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2014 and 2013

d. Accounts Receivable

Included in accounts receivable are invoiced amounts to ML&P for their proportionate share of current Southcentral Power Project (SPP) costs, which amounted to $1.4 million and $1.8 million at June 30, 2014 and December 31, 2013, respectively.  In addition, accounts receivable includes invoiced amounts for grants to support the construction of facilities to divert water and safely transmit electricity, which amounted to $0.6 million and $2.8 million at June 30, 2014, and December 31, 2013, respectively.

e. Fuel Stock

Fuel Stock is the weighted average cost of fuel injected into the Cook Inlet Natural Gas Storage Alaska (CINGSA).  Chugach’s fuel balance in storage amounted to $9.1 million and $13.0 million at June 30, 2014, and December 31, 2013, respectively.

f. Marketable Securities

Chugach has a bond investment portfolio, which consists of marketable securities reported at fair value with gains and losses included in earnings.  At June 30, 2014, and December 31, 2013, the carrying amount and fair value was $10.5 million and $10.3 million, respectively.

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

Associated with the approval of the PPA, Chugach submitted project status reports on March 31, 2012, June 29, 2012, October 31, 2012, and January 16, 2013.  On January 30, 2014, Chugach submitted a status report regarding FIW integration and a cost reimbursement agreement related to possible impacts to an interconnected utility as a result of the project.  Chugach also requested that the RCA accept further updates beginning no later than July 31, 2014.  On April 21, 2014, the RCA issued an order approving Chugach’s request to file its next status report by July 31, 2014.  On July 18, 2014, Chugach submitted a request to postpone its next update to September 30, 2014, to allow for additional time to work with another utility in the evaluation of possible impacts associated with the project.  On July 25, 2014, the RCA issued Order No. 4 approving Chugach’s request.  This is not expected to have a material effect on Chugach’s results of operations, financial position and cash flows.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2014 and 2013

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

On April 18, 2014, Chugach submitted an update to its 2013 general rate case to reflect the final results contained in Chugach’s compliance filing in the 2012 general rate case that was submitted to the RCA on April 14, 2014.  The update reflects final rate design changes contained in the 2012 rate case.  On May 30, 2014, the RCA issued Order No. 3 approving Chugach’s motion and update to retail and wholesale base rates effective with the first billing cycle in June 2014.  There was no impact to the system revenue requirement contained in the 2013 Test Year General Rate Case filing.

Evidentiary hearings are currently scheduled for October 2014 to address any outstanding issues in the case.  The RCA indicated that a final order in this case will be issued by February 12, 2015.

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

Chugach engaged in discussions with the intervening parties to resolve the outstanding issues in the case.  The RCA accepted stipulations that resolved the majority of the issues in the case.  Chugach filed reply testimony on October 23, 2013, which proposed changes to its rate increase request, including a downward adjustment to its system revenue requirement by $0.2 million, which represented a 0.1 percent reduction to its system base rate revenue requirement of $143.0 million.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2014 and 2013

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

On May 30, 2014, the RCA issued Order No. 17 approving Chugach’s final rates and refund plan.  As a result of the RCA order, Chugach began issuing refunds of approximately $165,000, with the first billing cycle of July 2014.  The average residential customer refund was approximately $1.10.  Chugach will submit a final rate refund report to the RCA in August 2014, pursuant to Order No. 17.

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

Lines of credit

Chugach maintains a $50.0 million line of credit with National Rural Utilities Cooperative Finance Corporation (NRUCFC).  Chugach did not utilize this line of credit in the first six months of 2014, and therefore had no outstanding balance at June 30, 2014.  In addition, Chugach did not utilize this line of credit during 2013 and had no outstanding balance at December 31, 2013.  The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC. The borrowing rate was 2.90 percent at June 30, 2014, and December 31, 2013.

The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance.  The NRUCFC line of credit expires October 12, 2017.  This line of credit is immediately available for unconditional borrowing.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2014 and 2013

Commercial Paper

On November 17, 2010, Chugach entered into a $300.0 million Unsecured Credit Agreement, which is used to back Chugach’s Commercial Paper Program.  Effective May 4, 2012, Chugach reduced the commitment amount to $100.0 million and on June 29, 2012, amended and extended the Credit Agreement to update the pricing and extend the term.  The pricing includes an all-in drawn spread of one month London Interbank Offered Rate (LIBOR) plus 107.5 basis points, along with a 17.5 basis points facility fee (based on an A- unsecured debt rating).  The Amended Unsecured Credit Agreement expires on November 17, 2016.  The participating banks include NRUCFC, KeyBank National Association, Bank of America, N.A., Bank of Montreal, CoBank and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch.  The commercial paper can be repriced between one day and 270 days.  Chugach is expected to continue to issue commercial paper in 2014, as needed.  Chugach had $36.0 million and $30.0 million of commercial paper outstanding at June 30, 2014, and December 31, 2013, respectively.

The following table provides information regarding average commercial paper balances outstanding for the quarters ended June 30, 2014 and 2013 (dollars in millions), as well as corresponding weighted average interest rates:

2014		2013
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$34.2	0.19%	$38.0	0.25%

Term Loan

Chugach has a term loan facility with CoBank.  Loans made under this facility are evidenced by the 2011 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated January 19, 2011, and secured by the Indenture.  Chugach had $27.4 million and $29.7 million outstanding with CoBank at June 30, 2014, and December 31, 2013, respectively.

6.	RECENT ACCOUNTING PRONOUNCEMENTS

ASC Update 2014-09 “Revenue from Contracts with Customers (Topic 606)”

In May of 2014, the FASB issued ASC Update 2014-09, “Revenue from Contracts with Customers (Topic 606).”  ASC Update 2014-09 provides guidance for the recognition, measurement and disclosure of revenue related to the transfer of promised goods or services to customers.  This update is effective for fiscal years beginning after December 15, 2016, early application is prohibited.  Chugach will begin application of ASC 2014-09 on January 1, 2017.  Chugach is evaluating the effect on its results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2014 and 2013

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

The table below presents the balance of Chugach’s marketable securities assets measured at fair value on a recurring basis at June 30, 2014, and December 31, 2013.

	Total	Level 1	Level 2	Level 3
June 30, 2014
Marketable securities	$10,532,187	$10,532,187	$0	$0

December 31, 2013
Marketable securities	$10,308,533	$10,308,533	$0	$0

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

Fair Value of Financial Instruments

The estimated fair values (in thousands) of the long-term obligations included in the financial statements at June 30, 2014, are as follows:

	Carrying Value	Fair Value
Long-term obligations (including current installments)	$496,914	$511,755

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2014 and 2013

Level 1 measurement was used to determine the fair value of the 2011 and 2012 Series A Bonds.  Level 2 measurements were used to determine all other long-term obligations.

8.	ENVIRONMENTAL MATTERS

The Clean Air Act and Environmental Protection Agency (EPA) regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants.  New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs.  On June 2, 2014, the EPA released a proposed regulation aimed at reducing emissions of carbon dioxide (CO2) from existing power plants that provide electricity for utility customers.  In the draft rule, the EPA took the approach of making individual states responsible for the development and implementation of plans to reduce the rate of CO2 emissions from the power sector.  A final rule is expected in June 2015, with State plans due to the EPA in June 2016.  Chugach is subject to this proposed regulation, in its current form,  and does not expect it to have a material effect on its results of operations, financial position, and cash flows.  While Chugach cannot predict the implementation of any additional new law or regulation, or the limitations thereof, it is possible that new laws or regulations could increase capital and operating costs.  Chugach has obtained Clean Air Act permits currently required for the operation of generating facilities.

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

Chugach is the principal supplier of power under a wholesale power contract with MEA and was the principal supplier of power under a wholesale power contract with HEA until December 31, 2013.  These contracts, including the fuel component, represented $103.1 million, or 34 percent, of sales revenue in 2013.  The MEA contract represented $35.9 million, or 25 percent, of sales revenue in the first half of 2014, and expires December 31, 2014.  All rates are established by the RCA.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2014 and 2013

Commitments

Fuel Supply Contracts

Chugach has fuel supply contracts from various producers at market terms.  A gas supply contract between Chugach and ConocoPhillips Alaska, Inc. and ConocoPhillips, Inc. (collectively “ConocoPhillips”), was approved by the RCA effective August 21, 2009.  The new contract provided gas beginning in 2010 and will terminate December 31, 2016.  The total amount of gas under the contract is estimated to be 60 Bcf.  The RCA approved a new natural gas supply contract with Marathon Alaska Production, LLC (MAP) effective May 17, 2010. This contract included two contract extensions that were exercised in 2011 and will terminate December 31, 2014.  Effective February 1, 2013, this gas purchase agreement was assigned to Hilcorp, who purchased MAP’s assets in Cook Inlet.  Chugach entered into another gas contract with Hilcorp effective July 1, 2013.  The total amount of gas under the contracts is now estimated up to 57.6 Bcf.  These contracts fill 100 percent of Chugach’s needs through March 31, 2018.  All of the production is expected to come from Cook Inlet, Alaska.

The terms of the ConocoPhillips and Hilcorp agreements require Chugach to manage the natural gas transportation over the connecting pipeline systems.  Chugach has gas transportation agreements with ENSTAR Natural Gas Company (ENSTAR) and Hilcorp.

Patronage Capital

In 2007, Chugach entered into an agreement with HEA to return all of its patronage capital within five years after expiration of its power sales agreement, which was related to a settlement agreement associated with the 2005 Test Year General Rate Case (Docket U-06-134).  HEA’s patronage capital was $7.9 million at June 30, 2014, and at December 31, 2013, and is classified as patronage capital payable on Chugach’s Balance Sheet.

In December of 2013, the Board resumed its capital credit retirement program returning approximately $1.6 million, net of HEA’s allocation, and authorized $5.3 million in May of 2014.  In an agreement reached in May of 2014 with MEA, capital credits retired to MEA of $2.3 million are classified as patronage capital payable on Chugach’s Balance Sheet at June 30, 2014.

Economy Energy Sales

On October 5, 2012, Chugach and GVEA finalized arrangements for Chugach to provide economy energy to GVEA until March of 2015. Sales will be made under the terms and conditions of Chugach’s economy energy sales tariff.  The price to GVEA will include the cost of fuel, variable operations and maintenance expense, wheeling charges and a margin.  Chugach has also entered into specific gas supply arrangements to make economy energy sales to GVEA.  Sales revenue to GVEA amounted to $21.9 million and $18.5 million in the first half of 2014 and 2013, respectively.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2014 and 2013

Legal Proceedings

Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc., Superior Court Case No. 3PA-13-1006 Civil

On May 14, 2013, MEA served Chugach with a Summons and Complaint in the above referenced case.  Chugach filed its Answer to the Complaint on June 21, 2013.  With its Complaint, MEA fundamentally asked that Chugach be required to repatriate MEA’s capital credits on the same basis as it promised, in a 2007 settlement, that it would repatriate HEA capital credits.  After significant discussions, the parties reached an agreement to settle this litigation.  The Superior Court issued an order dismissing the case without prejudice on June 5, 2014.

The margins Chugach earns each year are allocated back to the customers who contribute them and are recorded as capital credits to those customers’ accounts.  Capital credits are eventually repatriated to customers at the discretion of Chugach’s Board of Directors, typically many years after the margins are earned.  With this litigation, MEA sought to accelerate the return of its capital credits.

Chugach has certain other litigation matters and pending claims that arise in the ordinary course of Chugach’s business.  In the opinion of management, none of these other matters, individually, or in the aggregate, is or are likely to have a material adverse effect on Chugach’s results of operations, financial condition or cash flows.

TableOfContents

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

               CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information contained under the caption “CAUTION REGARDING FORWARD-LOOKING STATEMENTS” at the beginning of this report.

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins decreased $0.8 million, or 55.4%, during the second quarter of 2014 compared to the same quarter in 2013, due primarily to lower operating revenue.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased $4.5 million, or 6.0%, in the second quarter of 2014 compared to the same quarter in 2013.  This decrease was due primarily to lower fuel and purchased power expense recovered through the fuel and purchased power surcharge process and lower firm kilowatt hours (kWh) sales, which was somewhat offset by higher economy energy sales and higher rates charged to retail and wholesale customers.

Overall, retail revenue increased $1.6 million, or 4.2%, in the second quarter of 2014 compared to the same quarter in 2013.  Base revenue increased due to an increase in rates charged to retail customers as a result of Chugach’s 2013 Test Year General Rate Case, which was somewhat offset by lower retail kWh sales caused by warmer weather.

Overall, wholesale revenue decreased $8.4 million, or 31.9%, in the second quarter of 2014 compared to the same quarter in 2013, due primarily to the expiration of HEA’s wholesale contract.  Lower fuel and purchased power expense recovered through the fuel and purchased power surcharge process, caused by less natural gas used due primarily to the expiration of HEA’s wholesale and other related contracts.  This was somewhat offset by higher base demand and energy rates, as a result of Chugach’s 2013 Test Year General Rate Case, collected from Chugach’s two remaining wholesale customers.

Economy energy revenue increased $1.9 million, or 19.8%, in the second quarter of 2014 compared to the same period in 2013 due to increased sales to GVEA as a result of contract terms causing an increase in sales in 2014.

Other operating revenue, which includes late fees, pole rental, wheeling, microwave and miscellaneous service revenue, increased $0.4 million, or 36.4%, in the second quarter of 2014 compared to the same period in 2013.  This increase was due primarily to higher wheeling revenue associated with sales to GVEA.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to MEA and Seward contributed approximately $5.9 million to Chugach’s fixed costs for the quarter ended June 30, 2014.  Wholesale sales to HEA, MEA and Seward contributed approximately $8.7 million for the quarter ended June 30, 2013.

TableOfContents

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended June 30, 2014 and 2013:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2014	2013	% Variance	2014	2013	% Variance	2014	2013	% Variance
Retail
Residential	$12.2	$11.8	3.4%	$6.8	$6.9	(1.4%)	$19.0	$18.7	1.6%
Small Commercial	$2.2	$1.9	15.8%	$1.6	$1.7	(5.9%)	$3.8	$3.6	5.6%
Large Commercial	$9.0	$8.1	11.1%	$7.2	$7.0	2.9%	$16.2	$15.1	7.3%
Lighting	$0.4	$0.4	0.0%	$0.0	$0.0	0.0%	$0.4	$0.4	0.0%
Total Retail	$23.8	$22.2	7.2%	$15.6	$15.6	0.0%	$39.4	$37.8	4.2%

Wholesale
HEA	$0.0	$3.7	(100.0%)	$0.0	$5.5	(100.0%)	$0.0	$9.2	(100.0%)
MEA	$7.6	$6.6	15.2%	$9.1	$9.3	(2.2%)	$16.7	$15.9	5.0%
SES	$0.4	$0.4	0.0%	$0.8	$0.8	0.0%	$1.2	$1.2	0.0%
Total Wholesale	$8.0	$10.7	(25.2%)	$9.9	$15.6	(36.5%)	$17.9	$26.3	(31.9%)

Economy	$0.8	$0.6	33.3%	$10.7	$9.0	18.9%	$11.5	$9.6	19.8%
Miscellaneous	$0.3	$0.5	(40.0%)	$1.2	$0.6	100.0%	$1.5	$1.1	36.4%

Total Revenue	$32.9	$34.0	(3.2%)	$37.4	$40.8	(8.3%)	$70.3	$74.8	(6.0%)

The following table summarizes kWh sales for the quarters ended June 30:

Customer	2014 kWh	2013 kWh

Retail	260,650,685	267,335,923
Wholesale	185,338,396	294,303,894
Economy Energy	107,367,000	83,975,000
Total	553,356,081	645,614,817

Base rates charged to retail and wholesale customers in the second quarter of 2014 include base rate changes effective January 3, 2014, and February 1, 2014, respectively, as a result of Chugach’s 2013 Test Year General Rate Case filed with the RCA in November of 2013.  Effectively, base rates increased 11.5% to retail customers and 19.3% and 13.8% to wholesale customers MEA and Seward, respectively, in the second quarter of 2014 compared to the same period in 2013.

Total operating expenses decreased $3.1 million, or 4.4%, in the second quarter of 2014 from the same quarter in 2013.

Fuel expense decreased $1.9 million, or 5.4%, in the second quarter of 2014 compared to the same quarter in 2013, due primarily to less natural gas used as a result of lower firm kWh sales and lower transportation costs, which was somewhat offset by a higher average effective delivered price.  In the second quarter of 2014, Chugach used 5,058,719 MCF of fuel at an average effective delivered price of $6.45 per MCF.  In the second quarter of 2013, Chugach used 5,863,534 MCF of fuel at an average effective delivered price of $5.92 per MCF.

TableOfContents

Production expense did not materially change in the second quarter of 2014 compared to the same quarter in 2013.

Purchased power expense decreased $1.5 million, or 28.1%, in the second quarter of 2014 compared to the same quarter in 2013, due primarily to a decrease in purchases required as a result of the expiration of HEA’s wholesale contract, which was somewhat offset by an increase in the average effective price delivered caused by the difference in fuel supplier and contract.  In the second quarter of 2014, Chugach purchased 50,885 megawatt hours (MWh) of energy at an average effective price of 6.58 cents per kWh.  In the second quarter of 2013, Chugach purchased 114,040 MWh of energy at an average effective price of 4.22 cents per kWh.

Transmission expense decreased $0.3 million, or 19.0%, in the second quarter of 2014 compared to the same quarter in 2013, due primarily to a shift in substation and overhead line maintenance from transmission to distribution, as well as the expiration of leases associated with HEA’s wholesale and other related contracts.

Distribution expense increased $0.2 million, or 5.9%, in the second quarter of 2014 compared to the same quarter in 2013, due primarily to a shift in substation and overhead line maintenance from transmission to distribution.

Consumer accounts did not materially change in the second quarter of 2014 compared to the same quarter in 2013.

Administrative, general and other expense increased $0.8 million, or 13.0%, in the second quarter of 2014 compared to the same quarter in 2013, due primarily to higher expense labor and costs associated with workers’ compensation claims.

Depreciation and amortization expense did not materially change in the second quarter of 2014 compared to the same quarter in 2013.

Interest on long-term and other debt decreased $0.4 million, or 6.2%, in the second quarter of 2014 compared to the same quarter in 2013.  The decrease reflects the principal payments made on long-term debt.

Interest charged to construction did not materially change in the second quarter of 2014 compared to the same quarter in 2013.

Non-operating margins increased $0.3 million in the second quarter of 2014 compared to the same quarter in 2013, due primarily to an unrealized gain on marketable securities during the second quarter of 2014 contrasted with an unrealized loss during the same period of 2013.

TableOfContents

Current Year to Date versus Prior Year to Date

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, did not materially change in the first half of 2014 compared to the same period in 2013.

Overall, retail revenue increased $4.7 million, or 6.0%, in the first half of 2014 compared to the same period in 2013.  Base revenue increased due to an increase in rates charged to retail customers as a result of Chugach’s 2013 Test Year General Rate Case, which was somewhat offset by lower retail kWh sales caused by warmer weather.

Overall, wholesale revenue decreased $15.5 million, or 28.8%, in the first half of 2014 compared to the same period in 2013, due primarily to the expiration of HEA’s wholesale contract.  Lower fuel and purchased power expense recovered through the fuel and purchased power surcharge process, caused by less natural gas used due primarily to the expiration of HEA’s wholesale and other related contracts.  This was somewhat offset by higher base demand and energy rates, as a result of Chugach’s 2013 Test Year General Rate Case, collected from Chugach’s two remaining wholesale customers.

Economy energy revenue increased $3.4 million, or 18.4%, in the first half of 2014 compared to the same period in 2013 due to increased sales to GVEA as a result of contract terms causing an increase in sales in 2014.

Other operating revenue, which includes late fees, pole rental, wheeling, microwave and miscellaneous service revenue, increased $1.3 million, or 63.0%, in the first half of 2014 compared to the same period in 2013.  This increase was due primarily to higher wheeling revenue associated with sales to GVEA.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to MEA and Seward contributed approximately $14.0 million to Chugach’s fixed costs for the six months ended June 30, 2014.  Wholesale sales to HEA, MEA and Seward contributed approximately $18.5 million for the six months ended June 30, 2013.

TableOfContents

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the six months ended June 30, 2014 and 2013:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2014	2013	% Variance	2014	2013	% Variance	2014	2013	% Variance
Retail
Residential	$27.7	$25.4	9.1%	$14.4	$14.7	(2.0%)	$42.1	$40.1	5.0%
Small Commercial	$4.8	$4.3	11.6%	$3.4	$3.4	0.0%	$8.2	$7.7	6.5%
Large Commercial	$18.1	$16.1	12.4%	$13.6	$13.5	0.7%	$31.7	$29.6	7.1%
Lighting	$0.8	$0.7	14.3%	$0.1	$0.1	0.0%	$0.9	$0.8	12.5%
Total Retail	$51.4	$46.5	10.5%	$31.5	$31.7	(0.6%)	$82.9	$78.2	6.0%

Wholesale
HEA	$0.0	$7.3	(100.0%)	$0.0	$11.2	(100.0%)	$0.0	$18.5	(100.0%)
MEA	$17.3	$13.9	24.5%	$18.6	$19.0	(2.1%)	$35.9	$32.9	9.1%
SES	$0.9	$0.8	12.5%	$1.5	$1.6	(6.3%)	$2.4	$2.4	(0.0%)
Total Wholesale	$18.2	$22.0	(17.3%)	$20.1	$31.8	(36.8%)	$38.3	$53.8	(28.8%)

Economy	$1.6	$1.4	14.3%	$20.3	$17.1	18.7%	$21.9	$18.5	18.4%
Miscellaneous	$0.8	$1.0	(20.0%)	$2.5	$1.0	150.0%	$3.3	$2.0	65.0%

Total Revenue	$72.0	$70.9	1.6%	$74.4	$81.6	(8.8%)	$146.4	$152.5	(4.0%)

The following table summarizes kWh sales for the six months ended June 30:

Customer	2014 kWh	2013 kWh

Retail	566,883,858	579,595,050
Wholesale	410,367,444	639,754,830
Economy Energy	221,549,000	175,942,000
Total	1,198,800,302	1,395,291,880

Base rates charged to retail and wholesale customers in the first six months of 2014 include base rate changes effective January 3, 2014, and February 1, 2014, respectively, as a result of Chugach’s 2013 Test Year General Rate Case filed with the RCA in November of 2013.  Effectively, base rates increased 11.5% to retail customers and 19.3% and 13.8% to wholesale customers MEA and Seward, respectively, in the first half of 2014 compared to the same period in 2013.

Total operating expenses decreased $5.5 million, or 4.0%, in the first half of 2014 over the same period in 2013.

Fuel expense did not materially change in the first half of 2014 compared to the same period in 2013.  A decrease in natural gas used was primarily offset by an increase in the average effective delivered price.  In the first half of 2014, Chugach used 10,635,913 MCF of fuel at an average effective delivered price of $6.08 per MCF.  In the first half of 2013, Chugach used 12,205,367 MCF of fuel at an average effective delivered price of $5.52 per MCF.

TableOfContents

Production expense did not materially change in the first half of 2014 compared to the same period in 2013.

Purchased power expense decreased $4.7 million, or 36.7%, in the first half of 2014 compared to the same period in 2013, due primarily to less MWh purchased caused by a decrease in purchases required as a result of the expiration of HEA’s wholesale contract, as well as maintenance performed at the Bradley Lake power plant.  This variance was somewhat offset by an increase in the average effective price.  In the first half of 2014, Chugach purchased 98,718 MWh of energy at an average effective price of 7.03 cents per kWh.  In the first half of 2013, Chugach purchased 254,739 MWh of energy at an average effective price of 4.57 cents per kWh, which included the cost of 1,151,891 MCF of fuel associated with purchases from Nikiski.

Transmission expense decreased $0.4 million, or 11.7%, in the first half of 2014 compared to the same period in 2013, due primarily to less overhead line maintenance and the expiration of leases associated with HEA’s wholesale and other related contracts.

Distribution expense increased $0.7 million, or 10.6%, in the first half of 2014 compared to the same period in 2013, due primarily to lower costs in 2013 associated with the recovery of storm related line maintenance and right-of-way line clearing.

Consumer accounts did not materially change in the first half of 2014 compared to the same period in 2013.

Administrative, general and other expense increased $0.8 million, or 6.8%, in the first half of 2014 compared to the same period in 2013, due primarily to higher expense labor and higher costs associated with workers’ compensation claims.  These variances were somewhat offset by lower legal costs.

Depreciation and amortization expense did not materially change in the first half of 2014 compared to the same period in 2013.

Interest on long-term and other debt decreased $0.7 million, or 5.8%, in the first half of 2014 compared to the same period in 2013.  The decrease reflects the principal payments made on long-term debt.

Interest charged to construction decreased $0.9 million, or 81.3%, in the first six months of 2014 compared to the same period in 2013, due primarily to a decrease in the average CWIP balance caused by the commercial operation of SPP in February of 2013.

Non-operating margins increased $0.3 million, or 119.9%, in the first half of 2014 compared to the same period in 2013, due primarily to an unrealized gain on marketable securities during the first six months of 2014 contrasted with an unrealized loss during the same period of 2013.

TableOfContents

Financial Condition

Assets

Total assets did not materially change from December 31, 2013 to June 30, 2014.  Decreases in CWIP, cash and cash equivalents, accounts receivable, fuel stock and deferred charges were offset by increases in fuel cost under-recovery, materials and supplies, and prepayments.  CWIP decreased $7.7 million, or 26.9%, due primarily to the completion of general plant and distribution projects.  Cash and cash equivalents decreased $2.5 million, or 56.5%, due primarily to the payment of accrued payables as of December 31, 2013.  Accounts receivable decreased $2.0 million, or 4.4%, due primarily to receipt of grant funding accrued as of December 31, 2013.  Fuel stock decreased, $3.9 million, or 30.0%, due primarily to the use of fuel from the fuel storage facility.  Deferred charges decreased $1.7 million, or 7.1%, due primarily to amortization.  Fuel cost under-recovery increased $3.3 million, or 100.0%, due to the receipt of the under-recovery of fuel and purchased power costs in the first of half of 2014.  Materials and supplies increased $1.3 million, or 5.2%, due primarily to an increase in materials associated with distribution projects.  Prepayments increased $1.2 million, or 64.3%, due primarily to pension contributions for 2014.

Liabilities and Equity

Total liabilities, equities and margins did not materially change from December 31, 2013 to June 30, 2014.  Increases in commercial paper, fuel payable, other liabilities, and patronage capital payable were offset by decreases in long term obligations, accounts payable, and fuel cost over-recovery.  Commercial paper increased $6.0 million, or 20.0%, due primarily to the timing of the principal payments associated with the 2011 and 2012 bonds.  Fuel payable increased $1.3 million, or 8.5%, due primarily to the timing of payments.  Other liabilities increased $2.8 million, or 53.8%, and patronage capital payable increased $2.3 million, or 28.7%, due to the 2014 capital credit retirement.  Long term obligations decreased $24.9 million, or 5.0%, caused by the principal payments on the 2011 and 2012 Series A Bonds and CoBank bond.   Accounts payable decreased $2.5 million, or 21.7%, due primarily to the timing of cash payments.  Fuel cost over-recovery decreased $1.6 million, or 100.0%, due to the payment of the prior quarter’s over-recovery of fuel and purchased power costs.

LIQUIDITY AND CAPITAL RESOURCES

Summary

Chugach ended the first six months of 2014 with $1.9 million of cash and cash equivalents, down from $4.3 million at December 31, 2013.  Chugach did not utilize its $50.0 million line of credit maintained with NRUCFC in the first half of 2014, therefore, this line of credit had no outstanding balance and available borrowing capacity under this line was $50.0 million at June 30, 2014.  Chugach issued commercial paper in the first six months of 2014 and had $36.0 million of commercial paper outstanding at June 30, 2014, thus available borrowing capacity under the Commercial Paper Program at June 30, 2014, was $64.0 million.

TableOfContents

Cash equivalents consist of all highly liquid debt instruments, with a maturity of three months or less when purchased, and a concentration account with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes Chugach’s cash flows from operating, investing and financing activities for the six months ended June 30, 2014 and 2013.

	2014	2013
Total cash provided by (used in):

Operating activities	$23,757,468	$17,104,571
Investing activities	(7,481,969)	(25,160,817)
Financing activities	(18,731,835)	(1,584,023)

Decrease in cash and cash equivalents	$(2,456,336)	$(9,640,269)

Operating Activities

Cash provided by operating activities was $23.8 million for the six months ended June 30, 2014, compared with $17.1 million for the six months ended June 30, 2013.

Assignable margins decreased to $2.9 million in the first six months of 2014, compared with $3.5 million in the first six months of 2013.  The decrease in assignable margins was offset by the change in depreciation which was due primarily to depreciation associated with SPP and was further decreased by the change in other which was due to the unrealized gain in marketable securities in the first six months of 2014 compared to the same period in 2013.  The decrease was completely offset by the changes in operating assets and liabilities which were due primarily to changes in accounts receivable, fuel stock, other assets, fuel cost under and over-recovery, accounts payable and fuel.  The change in accounts receivable was due primarily to receipt of grant funding and the increase in sales to GVEA.  The change in fuel stock was due primarily to the use of fuel from the fuel storage facility.  The change in other assets was due primarily to the release of the interim and refundable rates held in escrow. The change in fuel cost under and over-recovery was due primarily to the under-collection of fuel and purchased power costs recovered through the fuel and purchased power surcharge process.  The change in accounts payable and fuel was due primarily to the timing of payments, as well as the difference in quantity of fuel used in the first six months of 2014 compared to the first six months of 2013.

Investing Activities

Cash used in investing activities was $7.5 million for the six months ended June 30, 2014, compared with $25.2 million for the six months ended June 30, 2013.  The change in cash used in investing activities was due primarily to a decrease in capital construction in 2014 as a result of SPP beginning commercial operation in February of 2013.  Grant proceeds for capital construction also contributed to the decrease.

TableOfContents

Capital construction through June 30, 2014, was $7.7 million and is estimated to be $36.3 million for the full year.  Once funding from other sources is collected, the total cash requirement is estimated to be $25.0 million for 2014.  Capital improvement expenditures are expected to increase during the third quarter as the construction season continues.

Financing Activities

Cash used in financing activities was $18.7 million for the six months ended June 30, 2014, compared to $1.6 million for the six months ended June 30, 2013.  The change in cash used in financing activities was due primarily to the decrease in proceeds from short-term obligations as a result of the change in commercial paper due primarily to a reduction in capital construction.

Sources of Liquidity

Chugach satisfies its operational and capital cash requirements through internally generated funds, a $50.0 million line of credit from NRUCFC and a $100.0 million Commercial Paper Program.  At June 30, 2014, there was no outstanding balance on the NRUCFC line of credit and $36.0 million of outstanding commercial paper.  Thus, at June 30, 2014, the available borrowing capacity under Chugach’s line of credit with NRUCFC was $50.0 million and the available commercial paper capacity was $64.0 million.

Commercial paper can be repriced between one day and 270 days.  The average commercial paper balance for the six months ended June 30, 2014, was $31.8 million with a corresponding weighted average interest rate of 0.19%.  The maximum amount of outstanding commercial paper for the six months ended June 30, 2014, was $47.0 million.

The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding monthly weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate
January 2014	$28.8	0.20%
February 2014	$23.8	0.19%
March 2014	$35.2	0.19%
April 2014	$39.2	0.19%
May 2014	$33.2	0.19%
June 2014	$30.2	0.20%

Chugach has a term loan facility with CoBank.  Loans made under this facility are evidenced by the 2011 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated January 19, 2011 and secured by the Second Amended and Restated Indenture.

TableOfContents

At June 30, 2014, Chugach had the following note outstanding with this facility:

	Principal Balance	Interest Rate at June 30, 2014	Maturity Dates	Principal Payment Dates

2011 CoBank Note	$27,414,275	2.50%	2022	2015-2022

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

CRITICAL ACCOUNTING POLICIES

As of June 30, 2014, there have been no significant changes in Chugach’s critical accounting policies as disclosed in Chugach’s 2013 Annual Report on Form 10-K.  These policies include electric utility regulation and unbilled revenue.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Information required by this Item is contained in Note 6 to the “Notes to Financial Statements” within Part I of this Form 10-Q.

OUTLOOK

Controlling operating expenses to minimize future adverse customer rate impacts and securing replacement revenue sources for an additional wholesale customer load that will be leaving at the end of 2014, are some of the challenges Chugach will continue to face in the near and intermediate term.  These issues, along with energy issues and plans at the state level, will shape how Chugach proceeds into the future.  Chugach has been working closely with the State of Alaska and producers to develop a comprehensive Cook Inlet management plan to provide long-term natural gas supply.  Chugach continues to explore its options for future fuel supply needs by working with developers on commercial terms for future gas supply and the State of Alaska on energy policies to promote gas development in Cook Inlet and other in-state gas options such as a spur line off a larger line from the North Slope or a bullet line to Southcentral Alaska.

TableOfContents

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

Since 2012, with Hilcorp acquiring significant oil and gas assets in the Cook Inlet and reworking those assets to increase production, along with several third party developers bringing new sources of gas production online, local gas production trends have changed and indicate a need for an export option to support ongoing development.  On December 12, 2013, ConocoPhillips announced that it filed an application with the United States Department of Energy (DOE) to resume liquefied natural gas (LNG) exports from Alaska.  The application is for a two-year export authorization to export about 40 Bcf of gas per year as LNG.  On February 28, 2014, the DOE approved the application to ship 40 Bcf of gas as LNG over a two-year period to countries which have free trade agreements with the US.

CINGSA began service April 1, 2012.  The facility ensures local utilities, including Chugach, would have gas available to meet deliverability requirements during peak periods and store gas during low demand periods.  Injections into the facility began in 2012. Chugach's share of the capacity is now 1.9 Bcf.  Chugach is entitled to withdraw gas at a rate of up to 35 MMcf per day.  The RCA approved inception rates and a tariff for the CINGSA facility on January 31, 2011, and a Firm Storage Service (FSS) Agreement between the seller and Chugach in July of 2011.

Notification was made by MEA in 2004 and by HEA in 2007 that neither organization intended to be on the Chugach system after the expiration of their contracts. HEA’s contract expired December 31, 2013 and MEA’s contract will expire December 31, 2014.  The expiration of both contracts will result in a loss of approximately 44 percent of Chugach’s power sales and approximately 34 percent of the utility’s annual sales revenue.  MEA began construction of a new power plant at Eklutna, Alaska, which is expected to provide 170 MW of base load generation for MEA beginning in 2015.  Chugach has been preparing for the loss of these two wholesale customers for some time and has taken steps to reduce costs in order to mitigate the rate impact to its remaining customers.  Chugach’s 10-year financial forecast results indicate it can sustain operations and meet financial covenants when these two customers leave the system.  In addition, because Chugach’s rates are established by the RCA, Chugach expects to continue to be able to recover Chugach’s specific costs of providing service despite the loss of these customers.

TableOfContents

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

A State of Alaska Energy Policy approved by the legislature in 2010 included legislative intent that the state achieve a 15 percent increase in energy efficiency on a per capita basis between 2010 and 2020, receive 50 percent of its electric generation from renewable and alternative energy sources by 2025, work to ensure a reliable in-state gas supply for residents of the state, and that the state power project fund serve as the main source of state assistance for energy projects, remain a leader in petroleum and natural gas production and become a leader in renewable and alternative energy development.  The main project moving Alaska toward its renewable energy goals is the Susitna-Watana Hydroelectric Project.  The project is to be located on the Susitna River, approximately halfway between Anchorage and Fairbanks.  The project capacity is expected to be 600 MW and would provide about half the electric energy needed in the Railbelt.  The 2012 fiscal year State of Alaska capital budget contained $65.7 million for the Alaska Energy Authority (AEA) to conduct planning, design and permitting for this project and on December 29, 2011, AEA filed an application with FERC to begin the licensing process.  The 2014 capital budget included $95.0 million for AEA to continue moving the project forward.  In the spring of 2014, the Alaska Legislature approved an additional $20.0 million for AEA to continue to move the project forward.  On July 16, 2012, AEA submitted the proposed studies required to meet federal licensing requirements as part of the review process to meet environmental and safety standards.  An updated study plan was submitted in December 2012.  AEA held public meetings and comments were accepted by FERC during its 45-day review period.  In February of 2013, FERC approved 44 study plans and approved the remaining studies shortly after.  In February of 2014, AEA filed a draft Initial Study Report with FERC.  AEA anticipates submitting a FERC license application in 2016.  Chugach will work with AEA and other parties on this effort.

The 2015 fiscal year State of Alaska capital budget contains $3.5 million in appropriations for Chugach’s Stetson Creek project. The 2014 fiscal year State of Alaska capital budget contained $287.5 thousand in appropriations for Chugach. Funding for these projects will flow through either the AEA or the Municipality of Anchorage.

TableOfContents

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

Costs associated with environmental compliance are included in both the operating and capital budgets.  Costs associated with environmental remediation obligations are accrued when probable and reasonably estimable.  It is not anticipated that expenditures associated with environmental matters will have a material effect on Chugach’s financial condition, results of operations or cash flows.  Chugach cannot, however, predict the nature, extent or cost of new laws or regulations relating to environmental matters.

The Clean Air Act and EPA regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants.  New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs.  On June 2, 2014, the EPA released a proposed regulation aimed at reducing emissions of CO2 from existing power plants that provide electricity for utility customers.  In the draft rule, the EPA took the approach of making individual states responsible for the development and implementation of plans to reduce the rate of CO2 emissions from the power sector.  A final rule is expected in June 2015, with State plans due to the EPA in June 2016.  Chugach is subject to this proposed regulation, and in its current form, does not expect to have a material effect on its financial condition, results of operations, or cash flows.  While Chugach cannot predict the implementation of any additional new law or regulation, or the limitations thereof, it is possible that new laws or regulations could increase capital and operating costs.  Chugach has obtained or applied for all Clean Air Act permits currently required for the operation of generating facilities.

Chugach is subject to numerous other environmental statutes including the Clean Water Act, the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Endangered Species Act, and the Comprehensive Environmental Response, Compensation and Liability Act and to the regulations implementing these statutes.  Chugach does not believe that compliance with these statutes and regulations to date has had a material impact on its financial condition, results of operation or cash flows.  However, the implementation of any new law or regulation, or limitation thereof, or changes in or new interpretations of laws or regulations could result in significant additional capital or operating expenses.  Chugach follows proposed new regulations and existing regulation changes through industry associations and professional organizations.

TableOfContents

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

Interest Rate Risk

At June 30, 2014, short- and long- term debt was comprised of the 2011 and 2012 Series A Bonds, the CoBank bond and outstanding commercial paper.

The interest rates of the 2011 Series A Bonds and the 2012 Series A Bonds are fixed and set forth in the table below with the carrying value and fair value (dollars in millions) at June 30, 2014.

	Maturing	Interest Rate	Carrying Value	Fair Value
2011 Series A, Tranche A	2031	4.20%	$76,500	$76,127
2011 Series A, Tranche B	2041	4.75%	166,500	177,377
2012 Series A, Tranche A	2032	4.01%	67,500	66,237
2012 Series A, Tranche B	2042	4.41%	109,000	111,116
2012 Series A, Tranche C	2042	4.78%	50,000	53,484
Total			$469,500	$484,341

Chugach is exposed to market risk from changes in interest rates associated with other credit facilities.  Chugach’s credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the London Interbank Offered Rate (LIBOR) or the base rate or prime rate of lenders.  At June 30, 2014, Chugach had $36.0 million of commercial paper outstanding and $27.4 million outstanding on its CoBank bond.  A 100 basis-point rise in interest rates would increase interest expense by approximately $0.6 million, and up to a 100 basis-point decline in interest rates would decrease interest expense by approximately $0.3 million, based on $63.4 million of variable rate debt outstanding at June 30, 2014.

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

TableOfContents

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

In addition, there have been no changes in Chugach’s internal controls over financial reporting identified in connection with the evaluation that occurred during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

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

TableOfContents

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

TableOfContents

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Bradley W. Evans
Bradley W. Evans
Chief Executive Officer

By:	/s/ Sherri L. McKay-Highers
Sherri L. McKay-Highers
Chief Financial Officer

Date:	August 12, 2014

TableOfContents

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document