Form 10-Q
period 2014-09-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2014-11-14
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Statements in this report that do not relate to historical facts, including statements relating to future plans, events or performance, are forward-looking statements that involve risks and uncertainties.  Actual results, events or performance may differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report and the accuracy of which is subject to inherent uncertainty.  It is suggested that these statements be read in conjunction with the audited financial statements for Chugach Electric Association Inc. (Chugach) for the year ended December 31, 2013, filed as part of Chugach’s annual report on Form 10-K.  Chugach undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances that may occur after the date of this report or the effect of those events or circumstances on any of the forward-looking statements contained in this report, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the unaudited financial statements of Chugach as of and for the three and nine months ended September 30, 2014, follow.

Chugach Electric Association, Inc.

Balance Sheets

(Unaudited)

Assets	September 30, 2014	December 31, 2013

Utility Plant:
Electric plant in service	$1,149,698,500	$1,135,356,956
Construction work in progress	25,023,799	28,674,163
Total utility plant	1,174,722,299	1,164,031,119
Less accumulated depreciation	(491,019,740)	(464,880,322)
Net utility plant	683,702,559	699,150,797

Other property and investments, at cost:
Nonutility property	76,889	76,889
Investments in associated organizations	9,853,115	10,204,193
Special funds	627,229	536,546
Restricted cash equivalents	1,956,579	1,956,578
Total other property and investments	12,513,812	12,774,206

Current assets:
Cash and cash equivalents	14,475,947	4,347,163
Special deposits	80,864	158,265
Restricted cash equivalents	1,250,000	1,750,254
Marketable securities	0	10,308,533
Fuel cost under-recovery	1,410,565	0
Accounts receivable, net	40,377,675	44,633,981
Materials and supplies	26,347,837	25,856,395
Fuel stock	11,942,955	13,029,848
Prepayments	3,312,351	1,863,407
Other current assets	328,394	320,658
Total current assets	99,526,588	102,268,504

Deferred charges, net	21,383,452	23,990,531

Total assets	$817,126,411	$838,184,038

Chugach Electric Association, Inc.

Balance Sheets (continued)

(Unaudited)

Liabilities, Equities and Margins	September 30, 2014	December 31, 2013

Equities and margins:
Memberships	$1,623,889	$1,600,058
Patronage capital	158,982,425	162,749,889
Other	11,469,066	11,445,918
Total equities and margins	172,075,380	175,795,865

Long-term obligations, excluding current installments:
Bonds payable	447,083,332	469,499,999
National Bank for Cooperatives note payable	24,941,165	27,414,275
Total long-term obligations	472,024,497	496,914,274

Current liabilities:
Current installments of long-term obligations	24,889,777	24,682,812
Commercial paper	41,000,000	30,000,000
Accounts payable	8,590,941	11,461,303
Consumer deposits	4,812,619	4,851,558
Fuel cost over-recovery	0	1,635,677
Accrued interest	933,171	6,512,860
Salaries, wages and benefits	9,169,869	8,967,140
Fuel	13,191,222	14,834,585
Other current liabilities	6,006,538	4,109,128
Total current liabilities	108,594,137	107,055,063

Deferred compensation	627,229	536,546
Other liabilities, non-current	1,135,733	1,034,777
Deferred liabilities	2,387,620	1,776,826
Patronage capital payable	10,360,739	7,931,295
Cost of removal obligation	49,921,076	47,139,392

Total liabilities, equities and margins	$817,126,411	$838,184,038

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Operating revenues	$65,677,900	$71,715,353	$212,046,091	$224,240,295

Operating expenses:
Fuel	29,575,954	30,838,515	97,116,559	101,087,834
Production	5,735,365	5,576,130	16,153,611	15,636,814
Purchased power	3,719,885	8,228,072	11,891,311	21,134,055
Transmission	1,582,025	1,625,767	4,635,919	5,084,668
Distribution	3,568,897	3,449,042	10,549,766	9,759,605
Consumer accounts	1,448,550	1,352,350	4,671,669	4,540,389
Administrative, general and other	5,921,952	5,638,613	18,422,710	17,341,352
Depreciation and amortization	10,160,306	10,353,195	30,735,923	30,397,473
Total operating expenses	$61,712,934	$67,061,684	$194,177,468	$204,982,190

Interest expense:
Long-term debt and other	5,749,622	6,135,401	17,454,552	18,562,813
Charged to construction	(126,730)	(118,609)	(327,786)	(1,196,149)
Interest expense, net	$5,622,892	$6,016,792	$17,126,766	$17,366,664
Net operating margins	$(1,657,926)	$(1,363,123)	$741,857	$1,891,441

Nonoperating margins:
Interest income	144,425	170,125	477,049	513,985
Allowance for funds used during construction	44,548	35,523	115,504	113,864
Capital credits, patronage dividends and other	(92,792)	21,155	(33,526)	(190,578)
Total nonoperating margins	$96,181	$226,803	$559,027	$437,271

Assignable margins	$(1,561,745)	$(1,136,320)	$1,300,884	$2,328,712

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Assignable margins	$1,300,884	$2,328,712

Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation	30,735,923	30,397,473
Amortization and depreciation cleared to operating expenses	4,339,571	4,449,114
Allowance for funds used during construction	(115,504)	(113,864)
Write off of inventory, deferred charges and projects	857,350	395,030
Other	52,730	192,486

(Increase) decrease in assets:
Accounts receivable, net	3,096,257	12,985,948
Fuel cost under-recovery	(1,410,565)	0
Materials and supplies	(727,250)	(2,203,071)
Fuel stock	1,086,893	(3,453,925)
Prepayments	(1,448,944)	(1,435,506)
Other assets	570,034	(14,103,949)
Deferred charges	(191,605)	(173,523)

Increase (decrease) in liabilities:
Accounts payable	(1,945,120)	1,327,365
Consumer deposits	(38,939)	497,071
Fuel cost over-recovery	(1,635,677)	(13,525,644)
Accrued interest	(5,579,689)	(5,798,743)
Salaries, wages and benefits	202,729	655,959
Fuel	(1,643,363)	(104,914)
Other current liabilities	2,195,886	1,945,230
Deferred liabilities	131,530	9,432
Net cash provided by operating activities	29,833,131	14,270,681

Cash flows from investing activities:
Return of capital from investment in associated organizations	351,162	424,484
Investment in restricted cash equivalents	(116)	0
Investment in marketable securities	(217,817)	(245,316)
Proceeds from the sale of marketable securities	10,522,620	0
Proceeds from capital grants	3,945,976	0
Extension and replacement of plant	(21,288,751)	(31,913,570)
Net cash used in investing activities	(6,686,926)	(31,734,402)

Cash flows from financing activities:
Proceeds from short-term obligations	22,000,000	43,500,000
Repayments of short-term obligations	(11,000,000)	(6,000,000)
Repayments of long-term obligations	(24,682,812)	(24,493,022)
Memberships and donations received	46,979	11,909
Retirement of patronage capital and estate payments	(46,348)	(31,115)
Net receipts on consumer advances for construction	664,760	551,410
Net cash (used in) provided by financing activities	(13,017,421)	13,539,182

Net change in cash and cash equivalents	10,128,784	(3,924,539)

Cash and cash equivalents at beginning of period	$4,347,163	$14,047,469

Cash and cash equivalents at end of period	$14,475,947	$10,122,930

Supplemental disclosure of non-cash investing and financing activities:
Retirement of plant	$3,095,344	$3,810,093
Cost of removal obligation	$2,781,684	$2,861,979
Extension and replacement of plant included in accounts payable	$2,746,962	$4,723,182
Patronage capital retired and included in other current liabilities and patronage capital payable	$5,022,000	0
Supplemental disclosure of cash flow information - interest expense paid, net of amounts capitalized	$21,781,066	$21,737,522

See accompanying notes to financial statements.

TableOfContents

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2014 and 2013

1.	PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited interim financial statements include the accounts of Chugach and have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by United States of America generally accepted accounting principles (U.S. GAAP) for complete financial statements.  They should be read in conjunction with Chugach’s audited financial statements for the year ended December 31, 2013, filed as part of Chugach’s annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

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

Chugach also supplies much of the power requirements of two wholesale customers, Matanuska Electric Association, Inc. (MEA) and the City of Seward (Seward or SES).  Chugach provided much of the power requirements of Homer Electric Association, Inc. (HEA) through their contract expiration date of December 31, 2013.  Chugach sells available generation in excess of its own needs to Golden Valley Electric Association, Inc. (GVEA).  In addition, on a periodic basis, Chugach provides electricity to Anchorage Municipal Light & Power (ML&P).  Chugach’s retail and wholesale members are the consumers of the electricity sold.

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

Chugach has three Collective Bargaining Unit Agreements (CBA) with the International Brotherhood of Electrical Workers (IBEW), representing approximately 70 percent of its workforce.  Chugach also has an agreement with the Hotel Employees and Restaurant Employees (HERE). All three IBEW CBA’s have been renewed through June 30, 2017.  The three CBA’s provide for wage increases in all years and include health and welfare premium cost sharing provisions.  The HERE contract has been renewed through June 30, 2016.  This contract provides for wage increases in all years.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2014 and 2013

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

c. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the nine month periods ended September 30, 2014 and 2013 was in compliance with that provision.  In addition, Chugach collects sales tax and is assessed gross receipts and excise taxes which are presented on a net basis in accordance with FASB ASC 605-45-50, “Topic 605 - Revenue Recognition – Subtopic 45 - Principal Agent Considerations – Section 50 - Disclosure.”

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

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2014 and 2013

d. Accounts Receivable

Included in accounts receivable are invoiced amounts to ML&P for their proportionate share of current Southcentral Power Project (SPP) costs, which amounted to  $1.3 million and $1.8 million at September 30, 2014 and December 31, 2013, respectively.  In addition, accounts receivable includes invoiced amounts for grants to support the construction of facilities to divert water and safely transmit electricity, which amounted to $1.6 million and $2.8 million at September 30, 2014, and December 31, 2013, respectively.

e. Fuel Stock

Fuel Stock is the weighted average cost of fuel injected into the Cook Inlet Natural Gas Storage Alaska (CINGSA).  Chugach’s fuel balance in storage amounted to $11.9 million and $13.0 million at September 30, 2014, and December 31, 2013, respectively.

f. Marketable Securities

Chugach had a bond investment portfolio, which consisted of marketable securities reported at fair value with gains and losses included in earnings.  On August 12, 2014, Chugach sold its marketable securities portfolio and purchased a money market fund.

g. Restricted Cash Equivalents

At September 30, 2014, restricted cash equivalents included $3.2 million of funds on deposit for future workers compensation claims. At December 31, 2013, restricted cash equivalents included $3.2 million of funds on deposit for future workers compensation claims and $0.5  million of interim rates collected from customers and escrowed as required by the RCA.

h. Reclassifications

For the nine months ended September 30, 2014, Chugach recorded the following reclassifications for the year ended December 31, 2013:

A reclassification representing the long-term portion of funds on deposit for future workers compensation claims, included as restricted cash equivalents, previously reported as a current asset and now reported as other property and investments.  The impact of this reclassification was an increase to total other property and investments and a decrease to current assets by $2.0 million in 2013.  A reclassification representing the long-term portion of the liability for future workers compensation claims previously included as other current liabilities and now included as other liabilities, non-current.  The impact of this reclassification was an increase to other liabilities, non-current, and a decrease to current liabilities by $1.0 million in 2013.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2014 and 2013

4.	REGULATORY MATTERS

MEA Interim Power Sales Agreement

On August 12, 2014, MEA notified Chugach that their newly constructed power plant would not be completed by January 1, 2015. On September 30, 2014, Chugach entered into an Interim Power Sales Agreement (Agreement) to provide MEA with all demand and energy requirements on a firm basis based on existing tariff rates for a minimum one quarter period beginning on January 1, 2015, and ending on March 31, 2015.

MEA anticipates that it may have some units available to pool with Chugach units to meet the combined system load of Chugach and MEA on January 1, 2015 through the term of the Agreement and desires to place these units into economic dispatch once they reach commercial operation. Chugach will purchase the pooled energy and recover the costs from its members, including MEA, through Chugach’s fuel and purchased power adjustment process. MEA will supply and deliver any and all additional gas and attendant transportation necessary for Chugach to produce electric service to MEA arising as a result of the electric services to be provided by Chugach pursuant to the Agreement.

The Agreement is subject to RCA approval and was filed with the RCA on October 8, 2014.

Fire Island Wind Project

On October 10, 2011, the RCA issued an order approving Chugach’s request for assurance of cost recovery associated with a new power purchase agreement (PPA) between Chugach and Fire Island Wind, LLC (FIW), a special purpose entity wholly-owned by Cook Inlet Region, Inc.

Associated with the approval of the PPA, Chugach submitted project status reports on March 31, 2012, June 29, 2012, October 31, 2012, and January 16, 2013.  On January 30, 2014, Chugach submitted a status report regarding FIW integration and a cost reimbursement agreement related to possible impacts to an interconnected utility as a result of the project.  On July 25, 2014, the RCA issued Order No. 4 approving Chugach’s request to file its next status update by September 30, 2014.

Chugach filed a status report with the RCA on September 26, 2014.  In the filing, Chugach informed the RCA that it had received notification from ML&P that they believe no further proceedings on this matter are necessary.  ML&P indicated that fluctuations from the wind project are impacting system frequency but the attendant costs associated with quantifying the impacts likely exceed the attendant benefit.  ML&P reserved the right to open this issue at a later time.  In the filing, Chugach indicated that it will continue to evaluate the potential impact of the Fire Island Wind Project on the grid and requested that the RCA accept the status report on the integration and cost reimbursement issues and close the docket.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2014 and 2013

First Amendment to the Gas Sale and Purchase Agreement with Hilcorp

On July 31, 2014, Chugach filed the First Amendment to the Gas Sale and Purchase Agreement (Amendment) between Hilcorp Alaska, LLC (Hilcorp) and Chugach for gas delivery from February 1, 2015, through March 31, 2019, for RCA review and approval. The RCA approved the original Gas Sale and Purchase Agreement between Hilcorp and Chugach in September 2013, which provided up to 100 percent of Chugach’s unmet gas needs from January 1, 2015, through March 31, 2018.  The Amendment extends the contractual term for firm deliverability by one year and expands the time horizon for non-firm purchases.  Specifically, the Amendment provides a firm gas supply for a significant portion of Chugach’s gas supply needs from April 1, 2018, through March 31, 2019, and gives Chugach the right to purchase additional portions of its firm gas supply needs, if requested.  The Amendment also provides a non-firm gas supply for deliveries through March 2019, if Chugach needs the gas and Hilcorp is willing to sell the gas.

Chugach received notification on September 11, 2014, that the Amendment was approved by the RCA.  The RCA also approved Chugach’s request to recover gas costs incurred under the Amendment through its fuel and purchased power cost adjustment mechanism.

2013 General Rate Case

To reflect revenue and cost changes resulting from the expiration of HEA’s wholesale contract, Chugach submitted its 2013 Test Year General Rate Case to the RCA on November 19, 2013, to increase system base rate revenues by $16.0 million, or approximately 12.5 percent on total retail, MEA, and Seward base rate revenues of $127.4 million.  On January 2, 2014, the RCA approved the submitted rates on an interim and refundable basis.  Retail rates were effective January 2, 2014, and wholesale rate changes were effective February 1, 2014, for purchases beginning January 1, 2014.  The increase, net of both base rate increases and fuel savings, to Chugach retail end-users is approximately 6 percent.

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

Chugach and the parties to the docket entered into a stipulation resolving revenue requirement and cost of service matters contained in the case.  The stipulation was filed with the RCA on October 16, 2014, and requires Chugach to issue refunds totaling $1.1 million (annualized) for service provided beginning January 2014, with an expected financial impact to Chugach of approximately $0.2 million on an annual basis.  The stipulation contained a provision that Chugach be permitted to create a regulatory asset for approximately $0.9 million of storm-related costs and be permitted to recover $0.2 million per year over the next five years.    On November 13, 2014, the RCA accepted the stipulation.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2014 and 2013

The RCA vacated the previously scheduled hearing on revenue requirement and cost of service matters.  Evidentiary hearings on transmission and ancillary services began the last week of October 2014 and concluded the first week of November.  The RCA indicated that a final order in this case will be issued by February 12, 2015.

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

On May 30, 2014, the RCA issued Order No. 17 approving Chugach’s final rates and refund plan.  As a result of the RCA order, Chugach began issuing refunds of approximately $165,000, with the first billing cycle in July of 2014.

On September 3, 2014, Chugach submitted its compliance filing to the RCA pursuant to Docket U-13-007(17).  Chugach notified the RCA that it completed the issuance of required refunds.

The RCA issued Order No. 18 on September 16, 2014, and closed the docket.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2014 and 2013

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

Lines of credit

Chugach maintains a $50.0 million line of credit with National Rural Utilities Cooperative Finance Corporation (NRUCFC).  Chugach did not utilize this line of credit in the nine months ended September 30, 2014.  In addition, Chugach did not utilize this line of credit during 2013 and had no outstanding balance at December 31, 2013.  The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC. The borrowing rate was 2.90 percent at September 30, 2014, and December 31, 2013.  The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance.  The NRUCFC line of credit expires October 12, 2017.  This line of credit is immediately available for unconditional borrowing.

Commercial Paper

On November 17, 2010, Chugach entered into a $300.0 million Unsecured Credit Agreement, which is used to back Chugach’s Commercial Paper Program.  Effective May 4, 2012, Chugach reduced the commitment amount to $100.0 million and on June 29, 2012, amended and extended the Credit Agreement to update the pricing and extend the term.  The pricing includes an all-in drawn spread of one month London Interbank Offered Rate (LIBOR) plus 107.5 basis points, along with a 17.5 basis points facility fee (based on an A- unsecured debt rating).  The Amended Unsecured Credit Agreement expires on November 17, 2016.  The participating banks include NRUCFC, KeyBank National Association, Bank of America, N.A., Bank of Montreal, CoBank and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch.  The commercial paper can be repriced between one day and 270 days.  Chugach is expected to continue to issue commercial paper in 2014, as needed.  Chugach had $41.0 million and $30.0 million of commercial paper outstanding at September 30, 2014, and December 31, 2013, respectively.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2014 and 2013

The following table provides information regarding average commercial paper balances outstanding for the quarters ended September 30, 2014 and 2013 (dollars in millions), as well as corresponding weighted average interest rates:

2014		2013
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$30.6	0.19%	$36.8	0.22%

Term Loan

Chugach has a term loan facility with CoBank.  Loans made under this facility are evidenced by the 2011 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated January 19, 2011, and secured by the Second Amended and Restated Indenture (the Indenture).  Chugach had $27.4 million and $29.7 million outstanding with CoBank at September 30, 2014, and December 31, 2013, respectively.

6.	RECENT ACCOUNTING PRONOUNCEMENTS

ASC Update 2014-09 “Revenue from Contracts with Customers (Topic 606)”

In May of 2014, the FASB issued ASC Update 2014-09, “Revenue from Contracts with Customers (Topic 606).”  ASC Update 2014-09 provides guidance for the recognition, measurement and disclosure of revenue related to the transfer of promised goods or services to customers.  This update is effective for fiscal years beginning after December 15, 2016, for which early application is prohibited.  Chugach will begin application of ASC 2014-09 on January 1, 2017.  Chugach is evaluating the effect on its results of operations, financial position, and cash flows.

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

September 30, 2014 and 2013

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market.  These unobservable assumptions reflect Chugach’s estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Chugach had a Level 1 bond investment portfolio, which consisted of marketable securities reported at fair value with gains and losses included in earnings.  On August 12, 2014, Chugach sold the bond portfolio and purchased a money market fund.  At December 31, 2013, the bond portfolio had a balance of $10,308,533 measured at fair value on a recurring basis.

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

Fair Value of Financial Instruments

The estimated fair values (in thousands) of the long-term obligations included in the financial statements at September 30, 2014, are as follows:

	Carrying Value	Fair Value
Long-term obligations (including current installments)	$496,914	$510,922

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

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2014 and 2013

Chugach is subject to numerous other environmental statutes including the Clean Water Act, the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Endangered Species Act, and the Comprehensive Environmental Response, Compensation and Liability Act and to the regulations implementing these statutes.  Chugach does not believe that compliance with these statutes and regulations to date has had a material impact on its financial condition, results of operation or cash flows.  However, the implementation of any additional new law or regulation, or the limitations thereof, or changes in or new interpretations of laws or regulations could result in significant additional capital or operating expenses.  Chugach monitors proposed new regulations and existing regulation changes through industry associations and professional organizations.

9.	COMMITMENTS AND CONTINGENCIES

Concentrations

Approximately 70 percent of Chugach’s employees are members of the IBEW.  Chugach has three CBA’s with the IBEW.  Chugach also has an agreement with the HERE.  All three IBEW CBA’s have been renewed through June 30, 2017.  The HERE contract has been renewed through June 30, 2016.

Chugach is the principal supplier of power under a wholesale power contract with MEA and was the principal supplier of power under a wholesale power contract with HEA until December 31, 2013.  These contracts, including the fuel component, represented $103.1 million, or 34 percent, of sales revenue in 2013.  The contracts with MEA represented $51.3 million, or 25 percent, of sales revenue through September 30, 2014, and expire March 31, 2015.  All rates are established by the RCA.

Commitments

Fuel Supply Contracts

Chugach has fuel supply contracts from various producers at market terms.  A gas supply contract between Chugach and ConocoPhillips Alaska, Inc. and ConocoPhillips, Inc. (collectively “ConocoPhillips”), was approved by the RCA effective August 21, 2009.  The new contract provided gas beginning in 2010 and will terminate December 31, 2016.  The total amount of gas under the contract is estimated to be 60 Bcf.  The RCA approved a new natural gas supply contract with Marathon Alaska Production, LLC (MAP) effective May 17, 2010. This contract included two contract extensions that were exercised in 2011 and will terminate December 31, 2014.  Effective February 1, 2013, this gas purchase agreement was assigned to Hilcorp, who purchased MAP’s assets in Cook Inlet.  Chugach entered into another gas contract with Hilcorp effective July 1, 2013.  The total amount of gas under the contracts is now estimated up to 57.6 Bcf.  On September 15, 2014, the RCA approved an amendment to the Hilcorp gas purchase agreement extending gas delivery and subsequently filling 100 percent of Chugach’s needs through March 31, 2019.  All of the production is expected to come from Cook Inlet, Alaska.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2014 and 2013

The terms of the ConocoPhillips and Hilcorp agreements require Chugach to manage the natural gas transportation over the connecting pipeline systems.  Chugach has gas transportation agreements with ENSTAR Natural Gas Company (ENSTAR) and Hilcorp.

Patronage Capital

In 2007, Chugach entered into an agreement with HEA to return all of its patronage capital within five years after expiration of its power sales agreement, which was related to a settlement agreement associated with the 2005 Test Year General Rate Case (Docket U-06-134).  HEA’s patronage capital was $7.9 million at September 30, 2014, and December 31, 2013, and is classified as patronage capital payable on Chugach’s Balance Sheet.

In December of 2013, the Board resumed its capital credit retirement program returning approximately $1.6 million, net of HEA’s allocation, and authorized $5.3 million in May of 2014.  In an agreement reached in May of 2014 with MEA, capital credits retired to MEA of $2.4 million are classified as patronage capital payable on Chugach’s Balance Sheet at September 30, 2014.

Economy Energy Sales

On October 5, 2012, Chugach and GVEA finalized arrangements for Chugach to provide economy energy to GVEA through March of 2015. Sales will be made under the terms and conditions of Chugach’s economy energy sales tariff.  The price to GVEA will include the cost of fuel, variable operations and maintenance expense, wheeling charges and a margin.  Chugach has also entered into specific gas supply arrangements to make economy energy sales to GVEA.  Sales revenue to GVEA amounted to $32.0 million and $27.3 million in the  nine months ended September 30, 2014 and 2013, respectively.

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

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2014 and 2013

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

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins decreased $0.4 million, or 37.4%, during the third quarter of 2014 compared to the same quarter in 2013, due primarily to lower operating revenue.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased $6.0 million, or 8.4%, in the third quarter of 2014 compared to the same quarter in 2013.  This decrease was due primarily to lower fuel and purchased power expense recovered through the fuel and purchased power surcharge process and lower firm kilowatt hours (kWh) sales, which was somewhat offset by higher economy energy sales.

Overall, retail revenue increased $1.4 million, or 3.9%, in the third quarter of 2014 compared to the same quarter in 2013.  Base revenue increased due to an increase in rates charged to retail customers as a result of Chugach’s 2013 Test Year General Rate Case, which was somewhat offset by lower retail kWh sales caused by warmer weather.

Overall, wholesale revenue decreased $9.2 million, or 35.5%, in the third quarter of 2014 compared to the same quarter in 2013, due primarily to the expiration of HEA’s wholesale contract.  This was somewhat offset by higher base demand and energy rates, as a result of Chugach’s 2013 Test Year General Rate Case, collected from Chugach’s two remaining wholesale customers.

Economy energy revenue increased $1.3 million, or 14.8%, in the third quarter of 2014 compared to the same period in 2013 due to increased sales to GVEA as a result of minimum purchase contract terms causing an increase in sales in 2014.

Other operating revenue, which includes late fees, pole rental, wheeling, microwave and miscellaneous service revenue, increased $0.5 million, or 45.5%, in the third quarter of 2014 compared to the same period in 2013.  This increase was due primarily to higher wheeling revenue associated with sales to GVEA.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to MEA and Seward contributed approximately $5.9 million to Chugach’s fixed costs for the quarter ended September 30, 2014.  Wholesale sales to HEA, MEA and Seward contributed approximately $8.3 million for the quarter ended September 30, 2013.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended September 30, 2014 and 2013:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2014	2013	% Variance	2014	2013	% Variance	2014	2013	% Variance
Retail
Residential	$12.0	$11.1	8.1%	$5.7	$6.1	(6.6%)	$17.7	$17.2	2.9%
Small Commercial	$2.2	$2.0	10.0%	$1.3	$1.4	(7.1%)	$3.5	$3.4	2.9%
Large Commercial	$9.1	$8.2	11.0%	$6.5	$6.7	(3.0%)	$15.6	$14.9	4.7%
Lighting	$0.4	$0.3	33.3%	$0.1	$0.1	0.0%	$0.5	$0.4	25.0%
Total Retail	$23.7	$21.6	9.7%	$13.6	$14.3	(4.9%)	$37.3	$35.9	3.9%

Wholesale
HEA	$0.0	$4.3	(100.0%)	$0.0	$5.8	(100.0%)	$0.0	$10.1	(100.0%)
MEA	$7.5	$5.9	27.1%	$7.8	$8.6	(9.3%)	$15.3	$14.5	5.5%
SES	$0.6	$0.5	20.0%	$0.8	$0.8	(0.0%)	$1.4	$1.3	7.7%
Total Wholesale	$8.1	$10.7	(24.3%)	$8.6	$15.2	(43.4%)	$16.7	$25.9	(35.5%)

Economy	$0.7	$0.6	16.7%	$9.4	$8.2	14.6%	$10.1	$8.8	14.8%
Miscellaneous	$0.4	$0.6	(33.3%)	$1.2	$0.5	140.0%	$1.6	$1.1	45.5%

Total Revenue	$32.9	$33.5	(1.8%)	$32.8	$38.2	(14.1%)	$65.7	$71.7	(8.4%)

The following table summarizes kWh sales for the quarters ended September 30:

Customer	2014 kWh	2013 kWh

Retail	261,368,484	265,563,078
Wholesale	187,208,239	314,655,088
Economy Energy	93,523,000	77,909,000
Total	542,099,723	658,127,166

Base rates charged to retail and wholesale customers in the third quarter of 2014 include base rate changes effective January 3, 2014, and February 1, 2014, and updated in June of 2014, as a result of Chugach’s 2013 Test Year General Rate Case filed with the RCA in November of 2013.  Effectively, base rates increased 11.5% to retail customers and 19.3% and 13.8% to wholesale customers MEA and Seward, respectively, in the third quarter of 2014 compared to the same period in 2013.

Total operating expenses decreased $5.3 million, or 8.0%, in the third quarter of 2014 from the same quarter in 2013.

Fuel expense did not materially change in the third quarter of 2014 compared to the same quarter in 2013.  A decrease in natural gas used and lower transportation costs was somewhat offset by an increase in the average effective delivered price.  In the third quarter of 2014, Chugach used 4,654,017 MCF of fuel at an average effective delivered price of $6.05 per MCF.  In the third quarter of 2013, Chugach used 4,829,658 MCF of fuel at an average effective delivered price of $6.03 per MCF.

Production expense did not materially change in the third quarter of 2014 compared to the same quarter in 2013.

Purchased power expense decreased $4.5 million, or 54.8%, in the third quarter of 2014 compared to the same quarter in 2013, due primarily to a decrease in purchases required as a result of the expiration of HEA’s wholesale contract, as well as a lower average effective price.  In the third quarter of 2014, Chugach purchased 73,310 megawatt hours (MWh) of energy at an average effective price of 4.24 cents per kWh.  In the third quarter of 2013, Chugach purchased 138,078 MWh of energy at an average effective price of 5.51 cents per kWh.

Transmission expense did not materially change in the third quarter of 2014 compared to the same quarter in 2013.

Distribution expense did not materially change in the third quarter of 2014 compared to the same quarter in 2013.

Consumer accounts increased $0.1 million, or 7.1%, in the third quarter of 2014 compared to the same quarter in 2013, due primarily to a shift in costs associated with connects and disconnects from distribution to consumer accounts.

Administrative, general and other expense did not materially change in the third quarter of 2014 compared to the same quarter of 2013.

Depreciation and amortization expense did not materially change in the third quarter of 2014 compared to the same quarter in 2013.

Interest on long-term and other debt decreased $0.4 million, or 6.3%, in the third quarter of 2014 compared to the same quarter in 2013.  The decrease reflects the principal payments made on long-term debt.

Interest charged to construction did not materially change in the third quarter of 2014 compared to the same quarter in 2013.

Non-operating margins did not materially change in the third quarter of 2014 compared to the same quarter in 2013.

Current Year to Date versus Prior Year to Date

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased $12.2 million, or 5.4%, in the nine months ended September 30, 2014, compared to the same period in 2013.

Overall, retail revenue increased $6.1 million, or 5.3%, in the nine months ended September 30, 2014, compared to the same period in 2013.  Base revenue increased due to an increase in rates charged to retail customers as a result of Chugach’s 2013 Test Year General Rate Case, which was somewhat offset by lower retail kWh sales caused by warmer weather.

Wholesale revenue decreased $24.7 million, or 31.0%, in the nine months ended September 30, 2014, compared to the same period in 2013, due primarily to the expiration of HEA’s wholesale contract.

Economy energy revenue increased $4.7 million, or 17.2%, in the nine months ended September 30, 2014, compared to the same period in 2013 due to increased sales to GVEA as a result of minimum purchase contract terms causing an increase in sales in 2014.

Other operating revenue, which includes late fees, pole rental, wheeling, microwave and miscellaneous service revenue, increased $1.8 million, or 58.1%, in the nine months ended September 30, 2014, compared to the same period in 2013.  This increase was due primarily to higher wheeling revenue associated with sales to GVEA.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to MEA and Seward contributed approximately $19.9 million to Chugach’s fixed costs for the nine months ended September 30, 2014.  Wholesale sales to HEA, MEA and Seward contributed approximately $25.5 million for the nine months ended September 30, 2013.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the nine months ended September 30, 2014 and 2013:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2014	2013	% Variance	2014	2013	% Variance	2014	2013	% Variance
Retail
Residential	$39.7	$36.5	8.8%	$20.1	$20.8	(3.4%)	$59.8	$57.3	4.4%
Small Commercial	$7.0	$6.3	11.1%	$4.7	$4.8	(2.1%)	$11.7	$11.1	5.4%
Large Commercial	$27.2	$24.3	11.9%	$20.1	$20.2	(0.5%)	$47.3	$44.5	6.3%
Lighting	$1.2	$1.0	20.0%	$0.2	$0.2	0.0%	$1.4	$1.2	16.7%
Total Retail	$75.1	$68.1	10.3%	$45.1	$46.0	(2.0%)	$120.2	$114.1	5.3%

Wholesale
HEA	$0.0	$11.6	(100.0%)	$0.0	$17.0	(100.0%)	$0.0	$28.6	(100.0%)
MEA	$24.8	$19.8	25.3%	$26.4	$27.6	(4.3%)	$51.2	$47.4	8.0%
SES	$1.5	$1.3	15.4%	$2.3	$2.4	(4.2%)	$3.8	$3.7	2.7%
Total Wholesale	$26.3	$32.7	(19.6%)	$28.7	$47.0	(38.9%)	$55.0	$79.7	(31.0%)

Economy	$2.3	$2.0	15.0%	$29.7	$25.3	17.4%	$32.0	$27.3	17.2%
Miscellaneous	$1.2	$1.6	(25.0%)	$3.7	$1.5	146.7%	$4.9	$3.1	58.1%

Total Revenue	$104.9	$104.4	0.5%	$107.2	$119.8	(10.5%)	$212.1	$224.2	(5.4%)

The following table summarizes kWh sales for the nine months ended September 30:

Customer	2014 kWh	2013 kWh

Retail	828,252,342	845,158,128
Wholesale	597,575,683	954,409,918
Economy Energy	315,072,000	253,851,000
Total	1,740,900,025	2,053,419,046

Base rates charged to retail and wholesale customers in the nine months ended September 30, 2014, include base rate changes effective January 3, 2014, and February 1, 2014, and updated in June of 2014, as a result of Chugach’s 2013 Test Year General Rate Case filed with the RCA in November of 2013.  Effectively, base rates increased 11.5% to retail customers and 19.3% and 13.8% to wholesale customers MEA and Seward, respectively, in the nine months ended September 30, 2014, compared to the same period in 2013.

Total operating expenses decreased $10.8 million, or 5.3%, in the nine months ended September 30, 2014, over the same period in 2013.

Fuel expense did not materially change in the nine months ended September 30, 2014, compared to the same period in 2013.  A decrease in natural gas used and lower transportation costs was somewhat offset by an increase in the average effective delivered price. In the nine months ended September 30, 2014, Chugach used 15,289,930 MCF of fuel at an average effective delivered price of $6.07 per MCF.  In the nine months ended September 30, 2013, Chugach used 17,035,026 MCF of fuel at an average effective delivered price of $5.67 per MCF.

Production expense did not materially change in the nine months ended September 30, 2014, compared to the same period in 2013.

Purchased power expense decreased $9.2 million, or 43.7%, in the nine months ended September 30, 2014, compared to the same period in 2013, due primarily to less MWh purchased caused by a decrease in purchases required as a result of the expiration of HEA’s wholesale contract, as well as lower Bradley Lake maintenance expense.    This variance was somewhat offset by an increase in the average effective price.  In the nine months ended September 30, 2014, Chugach purchased 172,028 MWh of energy at an average effective price of 5.84 cents per kWh.  In the nine months ended September 30, 2013, Chugach purchased 392,817 MWh of energy at an average effective price of 4.90 cents per kWh.

Transmission expense decreased $0.4 million, or 8.8%, in the nine months ended September 30, 2014, compared to the same period in 2013, due primarily to less overhead line maintenance and the expiration of leases associated with HEA’s wholesale and other related contracts.

Distribution expense increased $0.8 million, or 8.1%, in the nine months ended September 30, 2014, compared to the same period in 2013, due primarily to lower costs in 2013 associated with storm related line maintenance and right-of-way line clearing.

Consumer accounts did not materially change in the nine months ended September 30, 2014, compared to the same period in 2013.

Administrative, general and other expense increased $1.1 million, or 6.2%, in the nine months ended September 30, 2014, compared to the same period in 2013, due primarily to higher labor expense and the write-off of cancelled projects.

Depreciation and amortization expense did not materially change in the nine months ended September 30, 2014, compared to the same period in 2013.

Interest on long-term and other debt decreased $1.1 million, or 6.0%, in the nine months ended September 30, 2014, compared to the same period in 2013.  The decrease reflects the principal payments made on long-term debt.

Interest charged to construction decreased $0.9 million, or 72.6%, in the nine months ended September 30, 2014, compared to the same period in 2013, due primarily to a decrease in the average construction work in progress (CWIP) balance caused by the commercial operation of SPP in February of 2013.

Non-operating margins did not materially change in the nine months ended September 30, 2014, compared to the same period in 2013.

Financial Condition

Assets

Total assets did not materially change from December 31, 2013 to September 30, 2014.  Decreases in CWIP, restricted cash, marketable securities, accounts receivable, fuel stock and deferred charges were offset by increases in cash and cash equivalents, fuel cost under-recovery, and prepayments.  CWIP decreased $3.7 million, or 12.7%, due primarily to the completion of distribution and transmission projects.  Restricted cash decreased $0.5 million, or 13.5%, due to the refund of interim rates collected from customers and escrowed as required by the RCA. Marketable securities decreased $10.3 million, or 100%, due to the sale of marketable securities. Accounts receivable decreased $4.3 million, or 9.5%, due primarily to the receipt of grant funding and state and municipal relocation projects accrued as of December 31, 2013.  Fuel stock decreased, $1.1 million, or 8.3%, due primarily to the use of fuel from the fuel storage facility.  Deferred charges decreased $2.6 million, or 10.9%, due primarily to amortization.  Cash and cash equivalents increased $10.1 million, or 233.0%, due to the purchase of a money market fund.  Fuel cost under-recovery increased $1.4 million, or 100.0%, due to the under-recovery of fuel and purchased power costs in 2014.  Prepayments increased $1.4 million, or 77.8%, due primarily to the prepayment of pension contributions for 2014.

Liabilities and Equity

Total liabilities, equities and margins did not materially change from December 31, 2013 to September 30, 2014.  Increases in commercial paper, other liabilities, deferred liabilities, and patronage capital payable were offset by decreases in long term obligations, accounts payable, fuel cost over-recovery, accrued interest, and fuel.  Commercial paper increased $11.0 million, or 36.7%, due in part to the semi-annual interest payments associated with the 2011 and 2012 bonds.  Other liabilities increased $2.0 million, or 38.8%, and patronage capital payable increased $2.4 million, or 30.6%, due to the 2014 capital credit retirement.  Deferred liabilities increased $0.6 million, or 34.4%, due to consumer advances for construction.  Long term obligations decreased $24.9 million, or 5.0%, caused by the principal payments on the 2011 and 2012 Series A Bonds and CoBank bond.  Accounts payable decreased $2.9 million, or 25.0%, due primarily to the timing of cash payments.  Fuel cost over-recovery decreased $1.6 million, or 100.0%, due to the payment of the over-recovery of fuel and purchased power costs. Accrued interest decreased $5.6 million, or 85.7%, due to the semi-annual interest payments on the 2011 and 2012 bonds.  Fuel decreased $1.6 million, or 11.1%, due primarily to the timing of fuel payments.

LIQUIDITY AND CAPITAL RESOURCES

Summary

Chugach ended the third quarter of 2014 with $14.5 million of cash and cash equivalents, up from $4.3 million at December 31, 2013.  Chugach did not utilize its $50.0 million line of credit maintained with NRUCFC in the nine months ended September 30, 2014, therefore, this line of credit had no outstanding balance and available borrowing capacity under this line was $50.0 million at September 30, 2014.  Chugach issued commercial paper in the third quarter of 2014 and had $41.0 million of commercial paper outstanding at September 30, 2014, thus available borrowing capacity under the Commercial Paper Program at September 30, 2014, was $59.0 million.

Cash equivalents consist of all highly liquid debt instruments, with a maturity of three months or less when purchased, and a concentration account with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes Chugach’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2014 and 2013.

	2014	2013
Total cash provided by (used in):

Operating activities	$29,833,131	$14,270,681
Investing activities	(6,686,926)	(31,734,402)
Financing activities	(13,017,421)	13,539,182

Increase/(Decrease) in cash and cash equivalents	$10,128,784	$(3,924,539)

Operating Activities

Cash provided by operating activities was $29.8 million for the nine months ended September 30, 2014, compared with $14.3 million for the nine months ended September 30, 2013.

Assignable margins decreased to $1.3 million in the nine months ended September 30, 2014, compared with $2.3 million in the nine months ended September 30, 2013.  The decrease in assignable margins was offset by the change in depreciation and write off of inventory, deferred charges and projects which was due primarily to cancelled projects in the nine months ended September 30, 2014, compared to the same period in 2013.  The decrease was completely offset by the changes in operating assets and liabilities which were due primarily to changes in accounts receivable, fuel stock, materials and supplies, other assets, fuel cost under and over-recovery, accounts payable and fuel.  The change in accounts receivable was due primarily to the increase in sales to GVEA.  The change in fuel stock was due primarily to the use of fuel from the fuel storage facility.  The change in materials and supplies was due primarily to a decrease in purchases for inventory.  The change in other assets was due primarily to the release of the interim and refundable rates held in escrow.  The change in fuel cost under and over-recovery was due primarily to the under-collection of fuel and purchased power costs recovered through the fuel and purchased power surcharge process.  The change in accounts payable and fuel was due primarily to the timing of payments, as well as the difference in quantity of fuel used in the nine months ended September 30, 2014, compared to the same period in 2013.

Investing Activities

Cash used in investing activities was $6.7 million for the nine months ended September 30, 2014, compared with $31.7 million for the nine months ended September 30, 2013.  The change in cash used in investing activities was due primarily to a decrease in capital construction in 2014 as a result of SPP beginning commercial operation in February of 2013.  The proceeds from the sale of marketable securities and grants for capital construction also contributed to the decrease.

Capital construction through September 30, 2014, was $23.0 million and is estimated to be $36.3 million for the full year.  Once funding from other sources is collected, the total cash requirement is estimated to be $25.0 million for 2014.  Capital improvement expenditures are expected to decrease during the fourth quarter as the construction season ends.

Financing Activities

Cash used in financing activities was $13.0 million for the nine months ended September 30, 2014, compared to $13.5 million provided by financing activities for the nine months ended September 30, 2013.  The change in cash used in financing activities was due primarily to the decrease in proceeds from short-term obligations as a result of the decrease in commercial paper used for capital construction.

Sources of Liquidity

Chugach satisfies its operational and capital cash requirements through internally generated funds, a $50.0 million line of credit from NRUCFC and a $100.0 million Commercial Paper Program.  At September 30, 2014, there was no outstanding balance on the NRUCFC line of credit and $41.0 million of outstanding commercial paper.  At September 30, 2014, the available borrowing capacity under Chugach’s line of credit with NRUCFC was $50.0 million and the available commercial paper capacity was $59.0 million.

Commercial paper can be repriced between one day and 270 days.  The average commercial paper balance for the nine months ended September 30, 2014, was $31.4 million with a corresponding weighted average interest rate of 0.19%.  The maximum amount of outstanding commercial paper for the nine months ended September 30, 2014, was $47.0 million.

The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding monthly weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate
January 2014	$28.8	0.20%
February 2014	$23.8	0.19%
March 2014	$35.2	0.19%
April 2014	$39.2	0.19%
May 2014	$33.2	0.19%
June 2014	$30.2	0.20%
July 2014	$31.2	0.19%
August 2014	$27.4	0.19%
September 2014	$33.3	0.19%

Chugach has a term loan facility with CoBank.  Loans made under this facility are evidenced by the 2011 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated January 19, 2011 and secured by the Indenture.

At September 30, 2014, Chugach had the following note outstanding with this facility:

	Principal Balance	Interest Rate at September 30, 2014	Maturity Date	Principal Payment Dates

2011 CoBank Note	$27,414,275	2.50%	2022	2015-2022

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

CRITICAL ACCOUNTING POLICIES

As of September 30, 2014, there have been no significant changes in Chugach’s critical accounting policies as disclosed in Chugach’s 2013 Annual Report on Form 10-K.  These policies include electric utility regulation and unbilled revenue.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Information required by this Item is contained in Note 6 to the “Notes to Financial Statements” within Part I of this Form 10-Q.

OUTLOOK

In the near term, Chugach continues to face the challenges of controlling operating expenses to minimize future adverse customer rate impacts and securing replacement revenue sources for an additional wholesale customer load expected to leave by the second quarter of 2015.  These issues, along with energy issues and plans at the state level, will shape how Chugach proceeds into the future.  Chugach actively manages its fuel supply needs, and while currently has contracts in place to meet 100 percent of its fuel needs through March 2019, is working with state regulators and gas producers to secure a more long-term supply solution.  Chugach has been working closely with the State of Alaska on energy policies to promote gas development in Cook Inlet and other in-state gas options including a proposed spur line off a larger line from the North Slope or a bullet line to Southcentral Alaska.

The 2010 Alaska Legislature passed legislation that provides incentives to natural gas producers to enhance Cook Inlet oil and gas production.  These incentives have resulted in significant improvement in gas production from existing fields and exploration for new supplies.  In addition, Chugach is with working producers to develop a comprehensive Cook Inlet management plan for future supply needs.  One independent producer has plans to install an offshore gas production platform and gas pipeline system, and another is adding an additional rig to its Alaska drilling fleet, acquiring a natural gas field and has received encouraging results from a newly drilled well. Hilcorp purchased Chevron’s subsidiary Union Oil Company of California effective January 1, 2012, and purchased Marathon Alaska Production assets effective February 1, 2013.  Both Hilcorp and ConocoPhillips have entered into gas contracts with a majority of the gas users in Cook Inlet for near-term needs.  Chugach is encouraged with these recent developments but continues to explore other alternatives to diversify its portfolio.

Since 2012, Hilcorp acquired significant oil and gas assets in the Cook Inlet and reworked those assets to increase production, and several other developers have brought new sources of gas production online.   As a result, local gas production trends have changed and indicate a need for an export option to support ongoing development.  On December 12, 2013, ConocoPhillips announced that it filed an application with the United States Department of Energy (DOE) to resume liquefied natural gas (LNG) exports from Alaska.  The application is for a two-year export authorization to export about 40 Bcf of gas per year as LNG.  On February 28, 2014, the DOE approved the application to ship 40 Bcf of gas as LNG over a two-year period to countries which have free trade agreements with the US.

A project, commenced by Alaska Gasline Development Corporation and affiliates of BP, ConocoPhillips, ExxonMobil and TransCanada (together, project participants) to construct a liquefaction facility, gas pipeline, and gas treatment plant is underway through a pre-filing process accepted by FERC.  The mainline gas pipeline is expected to include off-take points to allow for the opportunity for future in-state deliveries of natural gas.  The project participants are targeting to file a formal application with FERC in the fall of 2016.  FERC authorizations for the project and commencement of construction are anticipated in the 2018-2019 timeframe, with operation in the 2024-2025 timeframe.

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

Notification was made by MEA in 2004 and by HEA in 2007 that neither organization intended to be on the Chugach system after the expiration of their contracts. HEA’s contract expired December 31, 2013 and MEA’s new contract will expire March 31, 2015.  The expiration of both contracts will result in a loss of approximately 44 percent of Chugach’s power sales and approximately 34 percent of the utility’s annual sales revenue.  MEA began construction of a new power plant at Eklutna, Alaska, which is expected to provide 170 MW of base load generation for MEA beginning in the second quarter of 2015.  Chugach has been preparing for the loss of these two wholesale customers for some time and has taken steps to reduce costs in order to mitigate the rate impact to its remaining customers.  Chugach’s 10-year financial forecast results indicate it can sustain operations and meet financial covenants when these two customers leave the system.  In addition, because Chugach’s rates are established by the RCA, Chugach expects to continue to be able to recover Chugach’s specific costs of providing service despite the loss of these customers.

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

On July 16, 2012, AEA submitted the proposed studies required to meet federal licensing requirements as part of the review process to meet environmental and safety standards.  An updated study plan was submitted in December 2012.  AEA held public meetings and comments were accepted by FERC during its 45-day review period.  In February of 2013, FERC approved 44 study plans and approved the remaining studies shortly after.  In 2014, AEA filed an  Initial Study Report with FERC.  AEA anticipates submitting a FERC license application in 2016.  Chugach will work with AEA and other parties on this effort.

The 2015 fiscal year State of Alaska capital budget contains $3.5 million in appropriations for Chugach’s Stetson Creek Diversion project. The 2014 fiscal year State of Alaska capital budget contained $287.5 thousand in appropriations for Chugach. Funding for these projects will flow through either the AEA or the Municipality of Anchorage.

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

Chugach is subject to numerous other environmental statutes including the Clean Water Act, the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Endangered Species Act, and the Comprehensive Environmental Response, Compensation and Liability Act and to the regulations implementing these statutes.  Chugach does not believe that compliance with these statutes and regulations to date has had a material impact on its financial condition, results of operation or cash flows.  However, the implementation of any new law or regulation, or limitation thereof, or changes in or new interpretations of laws or regulations could result in significant additional capital or operating expenses.  Chugach monitors proposed new regulations and existing regulation changes through industry associations and professional organizations.

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

Interest Rate Risk

At September 30, 2014, short- and long- term debt was comprised of the 2011 and 2012 Series A Bonds, the CoBank bond and outstanding commercial paper.

The interest rates of the 2011 Series A Bonds and the 2012 Series A Bonds are fixed and set forth in the table below with the carrying value and fair value (dollars in millions) at September 30, 2014.

	Maturing	Interest Rate	Carrying Value	Fair Value
2011 Series A, Tranche A	2031	4.20%	$76,500	$76,393
2011 Series A, Tranche B	2041	4.75%	166,500	175,669
2012 Series A, Tranche A	2032	4.01%	67,500	66,503
2012 Series A, Tranche B	2042	4.41%	109,000	111,341
2012 Series A, Tranche C	2042	4.78%	50,000	53,602
Total			$469,500	$483,508

Chugach is exposed to market risk from changes in interest rates associated with other credit facilities.  Chugach’s credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the London Interbank Offered Rate (LIBOR) or the base rate or prime rate of lenders.  At September 30, 2014, Chugach had $41.0 million of commercial paper outstanding and $27.4 million outstanding on its CoBank bond.  A 100 basis-point rise in interest rates would increase interest expense by approximately $0.7 million, and up to a 100 basis-point decline in interest rates would decrease interest expense by approximately $0.3 million, based on $68.4 million of variable rate debt outstanding at September 30, 2014.

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

In addition, there have been no changes in Chugach’s internal controls over financial reporting identified in connection with the evaluation that occurred during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information required by this Item is contained in Note 9 to the “Notes to Financial Statements” within Part I of this Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed under “Risk Factors” in Item 1A of Chugach’s Annual Report on Form 10-K for the year ended December 31,2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

Fuel Supply

Our primary suppliers of natural gas are ConocoPhillips and Hilcorp. On September 15, 2014, the RCA approved an amendment to the Hilcorp gas purchase agreement extending gas delivery through March 31, 2019.  These contracts now fill 100 percent of Chugach’s needs through March 31, 2019.

ITEM 6.  EXHIBITS

Gas Sale and Purchase Agreement between the Registrant and Hilcorp Alaska, LLC effective September 15, 2014

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Lee D. Thibert for Bradley W. Evans
Bradley W. Evans
Chief Executive Officer

By:	/s/ Sherri L. McKay-Highers
Sherri L. McKay-Highers
Chief Financial Officer

Date:	November 13, 2014

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description

10.75.1	Gas Sale and Purchase Agreement between the Registrant and Hilcorp Alaska, LLC effective September 15, 2014

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document