Form 10-K
period 2014-12-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2015-03-20
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2014

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________ to ____________

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

PART I

Item 1 – Business

General

Chugach was organized as an Alaska electric cooperative in 1948.  Cooperatives are business organizations that are owned by their members.  As not-for-profit organizations (Internal Revenue Code 501(c)(12)), cooperatives are structured to provide services to their members at cost, in part by eliminating the need to produce profits or a return on equity other than for reasonable reserves and margins.  Today, cooperatives in general operate throughout the United States in such diverse areas as utilities, agriculture, irrigation, insurance and credit.  All cooperatives are based upon similar principles and legal foundations. Because members’ equity is not considered an investment, a cooperative’s objectives and policies are oriented to serving member interests, rather than maximizing return on investment.

Chugach makes its current and periodic reports available, free of charge, on its website at www.chugachelectric.com as soon as practicable after filing with the Securities and Exchange Commission (SEC).  The information on Chugach’s website is not a part of this Annual Report on Form 10-K.  Our website also provides a link to the SEC’s website at http://www.sec.gov.

Chugach is the largest electric utility in Alaska.  We are engaged in the generation, transmission and distribution of electricity in the Anchorage and upper Kenai Peninsula areas.  We also provide service to two wholesale customers.  Through an interconnected regional electrical system, our energy is distributed throughout Alaska’s Railbelt, a 400-mile-long area stretching from the coastline of the southern Kenai Peninsula to the interior of the state, including Alaska’s largest cities, Anchorage and Fairbanks.  Neither Chugach nor any other electric utility in Alaska’s Railbelt has any connection to the electric grid of the continental United States or Canada.  Our principal executive offices are located at 5601 Electron Drive, Anchorage, Alaska 99518.  Our telephone number is (907) 563-7494.

Chugach is a rural electric cooperative that is exempt from federal income taxation as an organization described in Section 501(c)(12) of the Internal Revenue Code (Code).  Chugach’s hydroelectric project is licensed by the Federal Energy Regulatory Commission (FERC).  As such, Chugach is subject to FERC reporting requirements and our accounting records conform to the Uniform System of Accounts as prescribed by FERC.  In lieu of state and local ad valorem, income and excise taxes, Alaska electric cooperatives must pay a gross revenue tax to the State of Alaska at the rate of $0.0005 per kilowatt-hour (kWh) of electricity sold in the retail market during the preceding year.  This tax is accrued monthly and remitted annually.  In addition, we currently collect a regulatory cost charge (RCC) of $0.000754 per kWh of retail electricity sold.  The RCC is assessed to fund the operations of the Regulatory Commission of Alaska (RCA) and is collected monthly and remitted to the State of Alaska quarterly.  We also collect sales tax monthly on retail electricity sold to consumers in Whittier and in the Kenai Peninsula Borough.  This tax is remitted to the City of Whittier monthly and to the Kenai Peninsula Borough quarterly.  These taxes are a direct pass-through to consumer bills and therefore do not impact our margins.

We had 301 employees as of March 5, 2015.  Approximately 70 percent of our employees are members of the International Brotherhood of Electrical Workers (IBEW).  Chugach has three Collective Bargaining Unit Agreements (CBA) with the IBEW.  We also have an agreement with the Hotel Employees and Restaurant Employees (HERE). All three IBEW CBA have been renewed through June 30, 2017.  The three CBA provide for wage increases in all years and include health and welfare premium cost sharing provisions.  The HERE contract has been renewed through June 30, 2016.  This contract provides for wage increases in all years.  We believe our relationship with our employees is good.

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

Our members are the consumers of the electricity sold by us.  As of December 31, 2014, we had two major wholesale customers, 68,241 retail members, and approximately 83,081 service locations, including idle services.  No individual retail customer receives more than 5 percent of our power. Our customers’ requirements for capacity and energy generally increase in fall and winter as home heating and lighting needs increase and then decline in the spring and summer as the weather becomes milder and hours of daylight increase.

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

In 2014, we had 602.7 megawatts (MW) of installed generating capacity provided by 18 generating units at our five owned power plants: Beluga Power Plant, International Station Power Plant (historically known as “IGT”), Cooper Lake Hydroelectric Project, Southcentral Power Project (SPP), in which we own a 70 percent interest and Eklutna Hydroelectric Project, in which we own a 30 percent interest.  Effective December 31, 2011, we sold the Bernice Lake Power Plant to Alaska Electric and Energy Cooperative, Inc. (AEEC) and HEA, see “Item 1 – Business – Wholesale Customers – HEA.”  On February 1, 2013, the SPP began commercial operation, furnishing 200.2 MW of capacity.  Chugach owns approximately 70 percent of this plant’s output and ML&P owns the remaining 30 percent.  In 2014, approximately 79 percent (by rated capacity) of our generating capacity was fueled by natural gas, which we purchased under gas contracts.  The rest of our owned generating resources were hydroelectric facilities.  In 2014,  87 percent of our power was generated from gas.  Of that gas-fired generation, 57 and 43 percent took place at Beluga and SPP, respectively.  The Bradley Lake Hydroelectric Project, which is not owned by Chugach, provides up to 27.4 MW, as currently operated, for our retail customers and through the first quarter of 2015,  is expected to provide an additional 13.3 MW for our wholesale customers. In the second quarter of 2015, the project is expected to provide up to 0.9 MW for our remaining wholesale customer.    For more information concerning Bradley Lake, see “Item 2 – Properties – Other Property – Bradley Lake.”  We purchase up to 17.6 MW from Fire Island Wind, LLC (FIW), annually.  We purchased approximately 40 MW from the Nikiski Power Plant and approximately 67 MW from the Bernice Lake Power Plant on the Kenai Peninsula during the year ended December 31, 2013. We operate 1,699 miles of distribution line and 539 miles of transmission line, which includes 128 miles of leased transmission lines and Chugach’s share of the Eklutna transmission line.  For the year ended December 31, 2014, we sold 2.3 billion kWh of electrical power.

Customer Revenue from Sales

The following table shows the megawatt-hour (MWh) energy sales to and electric revenues from our retail, wholesale, and economy energy customers for the year ended December 31, 2014:

	MWh	2014 Revenues	Percent of Sales Revenue
Direct retail sales:
Residential	513,748	$81,880,150	30%
Commercial	620,779	80,454,791	29%
Total	1,134,527	162,334,941	59%
Wholesale sales:
MEA	764,025	70,694,965	26%
Seward	61,499	4,833,205	2%
Total	825,524	75,528,170	28%

Economy energy/other[1]	358,988	36,896,019	13%

Total from sales	2,319,039	274,759,130	100%

Miscellaneous energy revenue		6,559,383

Total energy revenues		$281,318,513

1Economy energy/other includes sales to GVEA.

Retail Service Territory

Our retail service area covers much of the populated areas of Anchorage (other than downtown Anchorage) as well as remote mountain areas and villages.  The service area ranges from the northern Kenai Peninsula on the south, to Tyonek on the west, including Fire Island, to Whittier on the east and to the Glenn Highway on the north.

Retail Customers

As of December 31, 2014, we had 68,241 members receiving power from approximately 83,081 services, including idle services (some members are served by more than one service).  Our customers are a mix of urban and suburban.  The urban nature of our customer base means that we have a relatively high customer density per line mile.  Higher customer density means that fixed costs can be spread over a greater number of customers.  As a result of lower average costs attributable to each customer, we benefit from a greater stability in revenue, as compared to a less dense distribution system in which each individual customer would have a more significant impact on operating results.  For the past five years no retail customer accounted for more than 5 percent of our revenues.  The revenue contributed by retail customers for the years ended December 31, 2014, 2013 and 2012 is discussed in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Year ended December 31, 2014, compared to the year ended December 31, 2013, and the year ended December 31, 2013, compared to the year ended December 31, 2012 – Revenues.

Wholesale Customers

We are the principal supplier of power to MEA and Seward under separate wholesale power contracts.  We were also the principal supplier of power to HEA through December 31, 2013.  Our wholesale power contracts, including the fuel and purchased power components, contributed $75.5 million, $108.0 million, and $105.4 million in revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

MEA

We currently have a power sales contract with Alaska Electric Generation & Transmission Cooperative, Inc., (AEG&T) for firm, all-requirement sales to MEA.  AEG&T is a generation and transmission cooperative that was formed by MEA and HEA in the mid 1980’s.  Under this contract, we sell power to AEG&T for resale to MEA.  Under this contract, MEA is obligated to purchase all of its electric power and energy requirements from us.  This MEA contract was in effect through December 31, 2014.  Under this contract, MEA was  obligated to pay us for power sold to AEG&T even if AEG&T did not pay.    Sales to MEA represented approximately 33 percent, 27 percent, and 30 percent of Chugach’s total energy sales for the years ended December 31, 2014, 2013, and 2012, respectively.

The terms of the Power Sales Agreement with MEA required the parties to meet no later than 10 years prior to the termination date of the agreement to discuss possible renewal, extension or modification of the agreement, as well as the desires and potential circumstances of all parties following the termination date.  In 2004, pursuant to this provision of the contract, MEA communicated to Chugach that MEA did not desire to renew, extend or modify the agreement.

After open discussions and proposals regarding power sales possibilities beyond 2014, in February of 2012, Chugach received a response from MEA which indicated it would follow the path its membership most favored and move forward with plans to build its own generation plant and confirmed it would not renew the contract.

On August 12, 2014, MEA notified Chugach that their newly constructed power plant, the Eklutna Generation Station (EGS), would not be completed by January 1, 2015.  On September 30, 2014, Chugach entered into an Interim Power Sales Agreement to provide MEA with all demand and energy requirements on a firm basis based on existing tariff rates for a minimum one quarter period beginning on January 1, 2015, and ending on March 31, 2015.

Pursuant to the agreement, MEA was required to notify Chugach if it planned to exercise an option to extend the agreement an additional quarter.  On January 5, 2015, MEA notified Chugach that it would not be extending the agreement.  On January 30, 2015, MEA notified Chugach that it had four units available to pool with Chugach units to meet the combined system load of Chugach and MEA. These units were subsequently placed into economic dispatch.

On December 22, 2014, Chugach entered into a dispatch services agreement with MEA to provide electric and natural gas dispatch services for EGS, electric dispatch services for MEA’s share of the Bradley Lake Hydroelectric Project and electric dispatch coordination services for MEA’s share of the Eklutna Hydroelectric Project effective on or about April 1, 2015.  The term of the agreement expires on March 31, 2016, unless extended by MEA through March 31, 2017.  The agreement is currently awaiting RCA approval.

In an agreement reached in May of 2014 with MEA, capital credits retired to MEA are classified as patronage capital payable on Chugach’s Balance Sheet.  MEA’s patronage capital payable was $2.3 million at December 31, 2014.

HEA

We had a power sales contract with Alaska Electric and Energy Cooperative, Inc. (AEEC) for firm, partial- requirement sales to HEA through December 31, 2013.  Sales to HEA represented approximately 16 percent and 19 percent of Chugach’s total energy sales for the years ended December 31, 2013 and 2012, respectively.

On July 12, 2011, Chugach, AEEC and HEA entered into an Asset Purchase and Sale Agreement whereby Chugach agreed to sell and AEEC agreed to purchase the Bernice Lake Power Plant located in Nikiski, Alaska.  The sale also included associated transmission substation facilities located on the premises.  The Bernice Lake Power Plant facility is located on land that was previously leased to Chugach by HEA.

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

Chugach continued to dispatch the power plant until the expiration of its power sales agreement with HEA, therefore, in December of 2013, Chugach recognized the gain associated with this sale which amounted to $6.4 million.

HEA’s resource requirements are now provided by AEEC’s Nikiski cogeneration facility, the Bernice Lake Power Plant and AEEC’s contract rights to receive power from the Bradley Lake Hydroelectric Project for the benefit of HEA.  In 2013, sales to HEA represented approximately 16 percent of Chugach’s total sales of energy (including both retail and wholesale).

We also had a dispatch agreement with AEEC to operate the Nikiski unit as a Chugach system resource, which ended on December 31, 2013.

In 2007, Chugach entered into an agreement with HEA to return all of its patronage capital within five years after expiration of its power sales agreement, which was related to a settlement agreement associated with the 2005 Test Year General Rate Case (Docket U-06-134).  The agreement was contingent on the RCA accepting the parties’ settlement agreement in Docket U-06-134, which occurred on August 9, 2007.  HEA’s patronage capital payable was $7.9 million at December 31, 2014, and must be returned to HEA by December 31, 2018.

Seward

We currently provide nearly all the power needs of the City of Seward.  Sales to Seward represented approximately 3 percent, 2 percent, and 3 percent of Chugach’s total energy sales for the years ended December 31, 2014, 2013, and 2012, respectively.  We entered into a power sales agreement (2006 Agreement) with the City of Seward, nominally effective June 1, 2006, with a term of five years with two automatic five-year extensions, after RCA review, unless notice of termination is given by either party.  On May 6, 2011, Chugach submitted a request to the RCA to extend the term of the 2006 Agreement to December 31, 2016.   The RCA issued a letter order on May 26, 2011, approving the extension.  The 2006 Agreement is an interruptible, all-requirements/no generation capacity reserves contract.  It has many of the attributes of firm service, especially in the requirement that so long as Chugach has sufficient power available, it must meet Seward’s needs for power.  However, service is interruptible because Chugach is under no obligation to supply or plan for generation capacity reserves to supply Seward and there is no limit on the number of times or hours per year that the supply can be interrupted.  Counterbalancing this is the requirement that Chugach must provide power to Seward if Chugach has the power available after first meeting its obligations to its other customers for whom Chugach has an obligation to provide reserves (MEA and Chugach retail customers).  The price under the 2006 Agreement reflects the reduced level of service because no costs of generation in excess of that needed to meet the system peak is assigned to Seward.

Economy Customers

Since 1989, we have sold economy (non-firm) energy to GVEA.  We use available generation in excess of our own needs to produce electric energy for sale to GVEA, which uses that energy to serve its own loads.

On October 5, 2012, Chugach and GVEA finalized arrangements for Chugach to provide economy energy to GVEA until March of 2015.  Sales will be made under the terms and conditions of Chugach’s economy energy sales tariff.  The price to GVEA will include the cost of fuel, variable operations and maintenance expense, wheeling charges and a margin.  Chugach has also entered into specific gas supply arrangements to make economy energy sales to GVEA.  Non-firm sales to GVEA were 358,988 MWh,  351,390 MWh and 90,765 MWh for 2014, 2013, and 2012, respectively.

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

On August 10, 2002, A.S. 42.05.175 imposed timelines for RCA decisions.  Among other provisions, it provided that for all dockets commenced on or after July 1, 2002, the RCA shall issue a final order no later than 15 months after a complete tariff filing is made for a tariff filing that changes the utility’s revenue requirement or rate design.  It is within the RCA’s authority to authorize, after a notice period, rate changes on an interim, refundable basis.  In addition, the RCA has been willing to open limited reviews of matters to resolve specific issues from which expeditious decisions can often be rendered.

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

We expect to continue to recover changes in our fuel and purchased power expenses through routine quarterly filings with the RCA, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations – Overview – Rate Regulation and Rates – Fuel and Purchased Power Recovery.”

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

For the years ended December 31, 2014, 2013 and 2012, our Margins for Interest/Interest (MFI/I) was 1.28, 1.43, and 1.23, respectively.  For the same periods, our TIER was 1.29, 1.43, and 1.24, respectively.  The increase in MFI/I and TIER in 2013 was caused by the recognition of the gain on the sale of the Bernice Lake Power Plant.

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

Seward is a city located at the head of Resurrection Bay on the Kenai Peninsula. Seward, which is approximately 127 miles south of Anchorage, is a major fisheries port and also serves as the ocean terminus of the Alaska Railroad. Seward’s other major industry is tourism.

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

Sales Forecasts

The following table sets forth our projected sales forecasts for the next five years:

Sales (MWh)	2015	2016	2017	2018	2019
Retail	1,154,546	1,156,000	1,157,000	1,159,000	1,161,000
Wholesale	284,335	64,000	64,000	64,000	64,000
Economy	95,220	0	0	0	0
Total	1,534,101	1,220,000	1,221,000	1,223,000	1,225,000

Retail energy sales are expected to remain relatively flat due to slow economic growth and progress in energy efficiency and conservation from 2015 to 2019.  At the end of March 2015, MEA’s contract to purchase their full requirements from Chugach expires, resulting in a decrease of approximately 77 percent in wholesale energy sales from 2015 to 2016.  The decrease in economy energy sales is due to the expected expiration of GVEA’s contract at the end of March 2015.  These projections are based on assumptions that management believes to be reasonable as of the date the projections were made. The occurrence of a significant change in any of the assumptions could affect a change in the projected sales forecast.

Item 1A – Risk Factors

Chugach’s consolidated financial results will be impacted by weather, the economy of our service territory, fuel availability and prices, and the decisions of regulatory agencies.  Our creditworthiness will be affected by national and international monetary trends, general market conditions and the expectations of the investment community, all of which are largely beyond our control.  In addition, the following statements highlight risk factors that may affect our consolidated financial condition, results of operations and cash flows.  The statements below must be read together with factors discussed elsewhere in this document and in our other filings with the SEC.

Financing

On November 17, 2010, Chugach entered into a $300.0 million Unsecured Credit Agreement, which is used to back Chugach’s Commercial Paper program.  Effective May 4, 2012, Chugach reduced the commitment amount to $100.0 million and on June 29, 2012, amended and extended the Credit Agreement to update the pricing and extend the term.  The Amended Unsecured Credit Agreement now expires on November 17, 2016.  Chugach is expected to continue to issue commercial paper in 2015, as needed, however, the requirement for short-term borrowing has decreased.  For additional information concerning our Commercial Paper Program, see “Item 8 – Financial Statements and Supplementary Data – Note 11 – Debt – Commercial Paper.”

No assurance can be given that Chugach will be able to continue to access the commercial paper market.  If Chugach were unable to access that market, the Amended Unsecured Credit Agreement would be utilized to support Chugach’s Commercial Paper program.  Global financial markets and economic conditions have been volatile due to a variety of factors.  As a result, the cost of raising money in the debt capital markets could increase while the availability of funds from those markets could diminish.  If Chugach’s effort to recover the remaining fixed cost contribution as result of the termination of the wholesale power contracts with MEA and HEA is not successful, our ability to obtain future financing or the cost associated with future financing efforts could be negatively impacted.

Wholesale Contracts

As previously discussed, MEA terminated its wholesale power contract with Chugach effective December 31, 2014, but subsequently entered into an interim wholesale power contract that will run through March 31, 2015.  MEA’s contract with Chugach, including the fuel component, represented $70.7 million, or 26 percent, of total sales revenue in 2014.    Upon expiration of the Interim Power Sales Agreement on March 31, 2015, MEA intends to leave the Chugach system. This is expected to result in a loss of approximately 33 percent of Chugach’s power sales and approximately 26 percent of the utility’s annual sales revenue.

Chugach’s planning process reflects the expected termination of the MEA wholesale contract.  Consequently, to mitigate this risk, Chugach continues to pursue replacement sources of revenue through potential new power sales and dispatch agreements and transmission wheeling and ancillary services tariff revisions.  On December 22, 2014, Chugach entered into a dispatch services agreement with MEA to provide electric and natural gas dispatch services for EGS, electric dispatch services for MEA’s share of the Bradley Lake Hydroelectric Project and electric dispatch coordination services for MEA’s share of the Eklutna Hydroelectric Project effective on or about April 1, 2015.  The term of the agreement expires on March 31, 2016, unless extended by MEA through March 31, 2017.  The agreement is currently awaiting RCA approval.

The impending loss of MEA, as a wholesale customer, required Chugach to file a general rate case on February 13, 2015, to recover total costs and restructure rates.  Since the general rate case could take up to fifteen months to be completed, Chugach requested an interim and refundable rate increase.  To the extent a general rate case or an interim and refundable rate increase does not provide for the timely recovery of expenses, Chugach could experience a material negative impact on its results of operations, financial condition, and cash flows.  Under Alaska law, financial covenants of an Alaskan electric cooperative contained in a debt instrument will be valid and enforceable, and rates set by the RCA must be adequate to meet those covenants.

Credit Ratings

Changes in our credit ratings could affect our ability to access capital.  We maintain a rating from Standard & Poor's Rating Services (S&P) and Fitch Ratings (Fitch) of "A-" (Positive) and "A" (Stable), respectively.  S&P and Moody's currently rate our commercial paper at "A-1" and "P-2", respectively.  If these agencies were to downgrade our ratings, particularly below investment grade, we may be required to pay higher interest rates on financings which we need to undertake in the future, and our potential pool of investors and funding sources could decrease.

War, acts and threats of terrorism, sabotage, cyber security breach, natural disaster, and other significant events could adversely affect our operations

We cannot predict the impact that any future terrorist attacks, sabotage, or natural disaster may have on the energy industry in general, or on our business in particular.  Any such event may affect our operations in unpredictable ways, such as changes in insurance markets.  Furthermore, electric generation, transmission and distribution facilities could be direct targets of, or indirect casualties of, an act of terror, sabotage, or cyber security breach.  The physical or cyber security compromise of our facilities could adversely affect our ability to manage our facilities effectively.  Chugach has not experienced any disruptions or significant costs associated with intentional attacks or unauthorized access to any of our systems.  Chugach has numerous programs in place to safeguard our operating systems and the personal information of our customers and employees.

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

We also participate in the National Rural Electric Cooperative Association (NRECA) Retirement Security Plan (RS Plan), a multiple employer defined benefit master pension plan maintained and administered by the NRECA for the benefit of its members and their employees.  All employees not covered by a union agreement become participants in the RS Plan.  We do not have control over the RS Plan.  The RS Plan updates contribution rates on an annual basis to maintain the health of the plan under the plans rules allowed by the Employee Retirement Income Security Act (ERISA).  The RS Plan’s funding status is governed by plan rules as provided by ERISA.  Chugach receives information concerning its funding status biannually.  The RS Plan is not subject to the Pension Protection Act of 2006 under a permanent exemption from Congress as of December 16, 2014.  Currently, the RS Plan does not require deficit reduction contributions to maintain minimum funding standards.

Equipment Failures and Other External Factors

The generation and transmission of electricity requires the use of expensive and complex equipment.  While we have maintenance programs for existing equipment, along with a service plan in place for SPP, generating plants are subject to unplanned outages because of equipment failure or environmental disasters.  In the event of unplanned outages, we must acquire power from other sources at unpredictable costs in order to supply our customers and comply with our contractual agreements.  The fuel and purchased power recovery process allows Chugach to reflect current purchased power cost and to recover under-recoveries and refund over-recoveries with a three-month lag.  If Chugach were to materially under-recover purchased power costs due to an unplanned outage, we would normally seek an increase in the recovery to recover those costs at the time of the next quarterly fuel recovery filing.  As a result, cash flow may be impacted due to the lag in payments for purchased power costs and the corresponding collection of those costs from customers.  To the extent the regulatory process does not provide for the timely recovery of purchased power costs, Chugach could experience a material negative impact on its cash flows.  Chugach has line of credit and commercial paper borrowing capacity to mitigate this risk.

Fuel Supply

In 2014, 87 percent of our power was generated from natural gas.  Our primary suppliers of natural gas are ConocoPhillips and Hilcorp. Chugach currently has gas contracts in place to fill up to 100 percent of Chugach’s needs through March 31, 2019.  In addition, in September of 2013, Chugach entered into an agreement with Cook Inlet Energy (CIE) which provides a structure to purchase supplemental gas from CIE and provides additional diversity in Chugach’s sources of natural gas to meet system load requirements.

The 2010 Alaska Legislature passed legislation that provides incentives to natural gas producers to enhance Cook Inlet oil and gas production.  These incentives have resulted in significant improvement in gas production from existing fields and exploration for new supplies.  The two major Cook Inlet area gas producers, Hilcorp and ConocoPhillips, have gas supply agreements with local utilities for deliveries into the year 2019.  Furie Operating Alaska, LLC has constructed an offshore gas production platform and procured undersea gas pipe that it expects to install in the summer of 2015.  Other gas producers are actively developing on-shore gas supplies in Cook Inlet.  The State of Alaska received approximately $6.3 million in bids at its Cook Inlet 2014 area-wide oil and gas lease sale.  Chugach is encouraged with these developments but continues to explore other alternatives to diversify its portfolio.

Since 2012, Hilcorp has acquired significant oil and gas assets in the Cook Inlet and reworked those assets to increase production, and several other developers have brought new sources of gas production online.  As a result, local gas production trends have changed and indicate a need for an export option to support ongoing development.  On December 12, 2013, ConocoPhillips announced that it filed an application with the United States Department of Energy (DOE) to resume liquefied natural gas (LNG) exports from Alaska.  The application is for a two-year export authorization to export about 40 Bcf of gas per year as LNG.  On February 28, 2014, the DOE approved the application to ship 40 Bcf of gas as LNG over a two-year period to countries which have free trade agreements with the US.  ConocoPhillips exported approximately 13 Bcf of gas as LNG in 2014.

Hilcorp consolidated the operations and tariff for the four major gas pipelines in the Cook Inlet basin into the Kenai-Beluga Pipeline (KBPL) in 2014.  On November 1, 2014, the RCA approved the consolidation.  Prior to consolidation, gas transportation cost could make development of new gas fields cost prohibitive because the gas transport rates varied with flow and the number of pipelines the gas had to cross to transport gas.  The consolidation provides gas producers a single rate for shipping gas on all of the four pipelines, which makes development of gas fields anywhere on the gas pipeline system more attractive to gas producers.

A project commenced by Alaska Gasline Development Corporation and affiliates of BP, ConocoPhillips, ExxonMobil and TransCanada (together, project participants) to construct a liquefaction facility, gas pipeline, and gas treatment plant is underway through a pre-filing process accepted by FERC.  The mainline gas pipeline is expected to include off-take points to allow for the opportunity for future in-state deliveries of natural gas.  The project participants are targeting to file a formal application with FERC in the fall of 2016.  FERC authorizations for the project and commencement of construction are anticipated in the 2018-2019 timeframe, with operation in the 2024-2025 timeframe.

Cook Inlet Natural Gas Storage Alaska (CINGSA) began service April 1, 2012.  The facility ensures local utilities, including Chugach, have gas available to meet deliverability requirements during peak periods and store gas during low demand periods.  The RCA approved inception rates and a tariff for the CINGSA facility on January 31, 2011, and a Firm Storage Service (FSS) Agreement between the seller and Chugach in July of 2011.  Injections into the facility began in 2012. Chugach's share of the capacity is 1.9 Bcf.  Chugach is entitled to withdraw gas at a rate of up to 35 million cubic feet (MMcf) per day.

Cooper Lake Hydroelectric Project

In August of 2007, Chugach received 50-year license from FERC for the Cooper Lake Hydroelectric Project.  A condition of that license is a requirement to construct a Stetson Creek diversion structure, a pipeline to Cooper Lake, and a bypass structure to release warmer water from Cooper Lake into Cooper Creek.  If the project is not feasible or if the cost estimate materially exceeds the terms of the license, Chugach has the option to request a license amendment.  At the time the project was being relicensed the estimated cost to complete the project was $12.0 million.  The current total project cost is now estimated at $22.3 million.  As an alternative to requesting a license amendment from FERC, Chugach requested grants from the State of Alaska.  Funding for this project includes $9.9 million in grants awarded.  The Chugach Board authorized expenditures for the project on November 15, 2012.  The diversion project began construction in 2013 and will be completed in 2015.  Chugach expects to operate the hydroelectric project through the duration of the license.

Other Environmental Regulations

Chugach is currently required to comply with numerous federal, state and local laws and regulations relating to the protection of the environment.  While we believe Chugach has obtained all material environmental-related approvals currently required to own and operate our facilities, Chugach may incur significant additional costs because of compliance with these requirements in addition to costs related to any costs of compliance with laws or regulations relating to greenhouse gas (GHG) or carbon emissions. Failure to comply with environmental laws and regulations could have a material effect on Chugach, including potential civil or criminal liability and the imposition of fines or expenditures of funds to bring our facilities into compliance.  Delay in obtaining, or failure to obtain and maintain in effect any environmental approvals, or the delay or failure to satisfy any applicable environmental regulatory requirements related to the operation of our existing facilities could result in significant additional costs to Chugach and a material negative impact to Chugach’s results of operations, financial condition, and cash flows.

Recovery of Fuel and Purchased Power Costs

The RCA approved inclusion of all fuel and transportation costs related to our current contracts in the calculation of Chugach’s fuel and purchased power recovery which will ensure, in advance, that costs incurred under the contracts can be recovered from Chugach’s customers.  The fuel and purchased power recovery process recovers under-recoveries and refunds over-recoveries from prior periods with minimal regulatory lag.  Chugach's fuel and purchased power recovery rates are adjusted through quarterly filings with the RCA, which sets the rates on projected costs, sales and system operations for the quarter.  Any under- or over-recovery of costs is incorporated into the following quarterly recovery.  At December 31, 2014, Chugach had over-recovered $1.5 million and at December 31, 2013, Chugach had over-recovered $1.6 million, net.  To the extent the regulated fuel and purchased power recovery process does not provide for the timely recovery of costs, Chugach could experience a material negative impact on its cash flows.  Chugach has line of credit and commercial paper borrowing capacity to mitigate this risk.

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

Regulatory

Our billing rates are approved by the RCA.  Chugach filed its 2013 General Rate Case on November 19, 2013, to reflect revenue and cost changes resulting from the expiration of HEA’s wholesale contract.  On January 2, 2014, the proposed rates became effective on an interim and refundable basis for retail and wholesale customers in January 2014 and February 2014, respectively.  On November 13, 2014, the RCA accepted the stipulation entered into among the parties in the case.  On February 12, 2015, the RCA issued a final order,  see  “Item 8 – Financial Statements and Supplementary Data – Note 5 – Regulatory Matters – 2013 General Rate Case.”

To reflect revenue and cost changes resulting from the impending expiration of MEA’s wholesale contract, Chugach filed a 2014 Test Year General Rate Case with the RCA on February 13, 2015, with interim and refundable rates effective April 1, 2015.  To the extent the RCA does not allow for the recovery of our costs associated with our current or anticipated rate cases, Chugach could experience a material negative impact on its results of operations, financial position and cash flows.

Green House Gas Regulations, Carbon Emission and Climate Change

Uncertainty remains regarding the impacts of potential regulations regarding GHG, carbon emissions, and climate change on Chugach’s operations.  The United States Environmental Protection Agency (EPA) is moving forward with regulations that seek to limit carbon emissions in the United States.  Power plants are the single largest source of carbon emissions in the United States.  In September of 2013, the EPA announced a proposal to establish the first uniform national limits on carbon pollution from future power plants. These regulations will not apply to existing power plants.  On June 2, 2014, the EPA released a proposed regulation aimed at reducing emissions of carbon dioxide (CO2) from existing power plants that provide electricity for utility customers.  In the draft rule, the EPA took the approach of making individual states responsible for the development and implementation of plans to reduce the rate of CO2 emissions from the power sector.  A final rule is expected in June 2015, with state plans due to the EPA in June 2016.  Chugach is subject to this proposed regulation, however, in its current form, we do not expect the regulation to have a material effect on our results of operations, financial position, and cash flows.

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

Item 1B – Unresolved Staff Comments

None

Item 2 – Properties

General

In 2014, we had 602.7 MW of installed capacity consisting of 18 generating units at five power plants.  These included 385.0 MW of operating capacity at the Beluga facility on the west side of Cook Inlet; 140.1 MW at SPP in Anchorage, which we jointly own with ML&P; 46.7 MW at IGT in Anchorage; and 19.2 MW at the Cooper Lake facility, which is on the Kenai Peninsula.  We also own rights to 11.7 MW of capacity from the two Eklutna Hydroelectric Project generating units that we jointly own with MEA and ML&P.  Effective December 31, 2011, we sold the Bernice Lake Power Plant to AEEC and HEA, see “Item 1 – Business – Wholesale Customers – HEA.”  In addition to our own generation, we purchased power from the 120 MW Bradley Lake Hydroelectric Project, which is owned by the Alaska Energy Authority (AEA), operated by HEA and dispatched by Chugach.  In 2014, we also purchased power from Fire Island Wind, LLC (FIW).  The Beluga, IGT and SPP facilities are all fueled by natural gas. We own our offices and headquarters, located adjacent to IGT and SPP in Anchorage.  We also lease warehouse space for some generation, transmission and distribution inventory (including a small amount of office space).

Generation Assets

We own the land and improvements comprising our generating facilities at Beluga, IGT and SPP.  Effective December 31, 2011, we sold the Bernice Lake Power Plant to AEEC and HEA, see “Item 1 – Business – Wholesale Customers – HEA.”

Our principal generation assets are in two plants, Beluga and SPP.  Our principal generation units at Beluga are Units 6, 7, and 8.  These units have a combined capacity of 212.3 MW.  All other units at Beluga are used principally as reserve.  While the Beluga turbine-generators have been in service for many years, they have been maintained in good working order with scheduled inspections and periodic upgrades.  In 2010, Unit 6 received a major inspection in which many of the major components were replaced with new or refurbished parts.  Unit 6 had an annual inspection in 2011, 2012, 2013, and 2014.  During the 2012 annual inspection of Unit 6, combustion components nearing end of life were also replaced.  Beluga Unit 7 had a major inspection in 2012, in which many of the major components were replaced with new or refurbished parts.  Annual inspections were performed on this unit in 2011, 2013 and 2014.  Beluga Unit 8, a steam turbine generator, received a major inspection in 2012.  Annual inspections were performed on Unit 8 in 2011, 2013, and 2014.

On February 1, 2013, SPP began commercial operation, furnishing 200.2 MW of capacity provided by 4 generating units.  Chugach owns and takes approximately 70 percent of this plant’s output and ML&P owns and takes the remaining 30 percent.  Chugach proportionately accounts for its ownership in SPP.  Our principal generation units at SPP are Units 10, 11, 12, and 13.  Throughout 2013 and 2014, SPP units received preventative maintenance inspections consistent with original equipment manufacturer (OEM) recommendations.  Units 11, 12, and 13, which have gas turbine generators, received two internal combustion system inspections each and one full annual inspection of the turbine systems.  All three steam-generating boilers were internally inspected as well as hydrotested in accordance with initial OEM recommendations.

The Cooper Lake Hydroelectric Project is partially located on Federal lands.  Chugach operates and maintains the Cooper Lake project pursuant to a 50-year license granted to us by FERC in August of 2007.  As part of the relicensing process, there was a negotiated Relicensing Settlement Agreement (RSA) entered into in August of 2005.  A requirement of the RSA requires Chugach to establish a flow regime in Cooper Creek below the Cooper Lake Dam.  This is a project that includes a Stetson Creek Diversion (Dam), Pipeline (Conveyance System) and Cooper Lake Outlet Works.  The project is designed to replace colder water flowing into the Cooper Creek drainage and replace it with warmer Cooper Lake water.  Project construction began in 2013 and will be completed in 2015.

The two generating units at Cooper Lake, Units 1 and 2, have a combined capacity of 19.2 MW.  Both units were taken out of service for annual maintenance and inspections in October of 2012 and 2013.  In 2014, both units again received annual maintenance in October.  The 2014 annual maintenance included generator testing and inspection by the OEM.

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

The following matrix depicts nomenclature, run hours for 2014, percentages of contribution and other historical information for all Chugach generation units.

Facility	Commercial Operation Date	Nomenclature	Rating (MW)(1)	Run Hours (2014)	Percent of Total Run Hours	Percent of Time Available
(3)
1	1968	GE Frame 5	19.6	431.9	0.66	97.1
2	1968	GE Frame 5	19.6	427.7	0.66	93.2
3	1973	GE Frame 7	64.8	2,484.9	3.81	94.1
5	1975	GE Frame 7	68.7	2,774.3	4.25	94.1
6	1976	AP 11DM-EV	79.2	5,683.5	8.70	91.0
7	1978	AP 11DM-EV	80.1	7,505.2	11.49	94.6
8	1981	BBC DK021150(2)	53.0	8,032.2	12.30	92.3
Cooper Lake Hydroelectric Project			385.0
1	1960	BBC MV 230/10	9.6	1,681.0	2.57	95.7
2	1960	BBC MV 230/10	9.6	2,995.0	4.59	95.7
IGT Power Plant			19.2

1	1964	GE Frame 5	14.1	100.1	0.15	69.8
2	1965	GE Frame 5	14.1	57.8	0.09	98.0
3	1969	Westinghouse 191G	18.5	23.4	0.04	98.4
Southcentral Power Project			46.7
10	2013	Mitsubishi SC1F-29.5(7)	40.2(6)	8,513.8	13.04	99.9
11	2013	GE LM6000 PF	33.3(6)	8,125.8	12.45	96.3
12	2013	GE LM6000 PF	33.3(6)	8,242.3	12.62	97.1
13	2013	GE LM6000 PF	33.3(6)	8,215.4	12.58	96.1
Eklutna Hydroelectric Project			140.1
1	1955	Newport News	5.8(4)	N/A(5)	N/A(5)	96.6
2	1955	Oerlikon custom	5.9(4)	N/A(5)	N/A(5)	92.1
			11.7
System Total			602.7	65,294.3	100.00

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

(5)    Run hours are not recorded by Chugach for the Eklutna Hydroelectric Project as it is managed by a committee of three owners.

(6)    The Southcentral Power Project is jointly owned by Chugach and ML&P.  The capacity shown is our 70 percent share of the plant’s output under normal operating conditions.  The actual nameplate rating for the project is 200.2 MW.

(7)    Steam-turbine powered generator with heat provided by exhaust from natural gas fueled Units 11, 12 and 13 and additional heat from supplemental duct firing in the once through steam generators associated with the respective gas turbines (combined cycle).

Note: BBC = Brown Boveri Corporation, AP = Alstom Power

Transmission and Distribution Assets

As of December 31, 2014, our transmission and distribution assets included 43 substations and 539 miles of transmission lines, which included 128 miles of leased transmission lines and Chugach’s share of the Eklutna transmission line, 901 miles of overhead distribution lines and 798 miles of underground distribution line.  In 2012, Chugach completed a new substation to connect SPP to the Chugach and ML&P systems.  We own the land on which 24 of our substations are located and a portion of the right-of-way connecting our Beluga plant to Anchorage.  As part of our 1997 acquisition of 30 percent of the Eklutna Hydroelectric Project, we also acquired a partial interest in two substations and additional transmission facilities.

Most of Chugach’s generation sites and many of its substation sites are on Chugach-owned lands.  The rights for the sites not on Chugach-owned lands are as follows:  the Postmark and Point Woronzof Substations, and the East Terminal Site (N/S runway) are under rights from the State Department of Transportation and Public Facilities/Ted Stevens Anchorage International Airport; the East Terminal Site (6 mile) is under rights from the Matanuska-Susitna Borough; the West Terminal Site is under rights from the Army/Air Force; the University Substation is on State land under rights from the Federal Bureau of Land Management; the Hope and Daves Creek Substations are under rights from the State; the Portage Substation is under rights from the Alaska Railroad Corporation (ARRC); the Summit Lake Substation is on State land under rights from the United States Forest Service; the Dowling and Raspberry Substations are on Municipality of Anchorage land under rights from the State; and, the Indian Substation will be under rights from the Chugach State Park upon approval.  The Cooper Lake Power Plant,  Quartz Creek Substation, and the 69kV transmission line between them are operated under a federal license.  Most of Chugach’s transmission, sub-transmission and distribution lines are either on public lands under rights from the federal, state, municipal, borough or ARRC, or on private lands via easements.

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

Other Property

Bradley Lake.  We are a participant in the Bradley Lake Hydroelectric Project, which is a 120 MW rated capacity hydroelectric facility near Homer on the southern end of the Kenai Peninsula that was placed into service in September 1991.  The project is nominally scheduled below 90 MW to minimize losses and ensure system stability.  We have a 30.4 percent (27.4 MW as currently operated) share in the Bradley Lake project’s output, and currently take Seward’s and MEA’s shares which we net bill to them, for a total of 45.2 percent of the project’s capacity.  We are obligated to pay 30.4 percent of the annual project costs regardless of project output.

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

The term of our Bradley Lake power sales agreement is 50 years from the date of commercial operation of the facility (September of 1991) or when the revenue bond principal is repaid, whichever is the longer.  The agreement may be renewed for successive forty-year periods or for the useful life of the project, whichever is shorter.  We believe that so long as this project produces power taken by us for our use that this expense will be recoverable through the fuel and purchased power adjustment process.  The share of Bradley Lake indebtedness for which we are responsible is approximately $24.0 million.  Upon the default of a participant, and subject to certain other conditions, AEA is entitled to increase each participant’s share of costs and output pro rata, to the extent necessary to compensate for the failure of the defaulting participant to pay its share, provided that no participant’s percentage share is increased by more than 25 percent.  Upon default, Chugach could be faced with annual expenditures of approximately $5.5 million as a result of Chugach’s Bradley Lake take-or-pay obligations.

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

Eklutna.  Along with two other utilities, Chugach purchased the Eklutna Hydroelectric Project from the federal government in 1997.  Ownership was transferred from the DOE’s Alaska Power Administration jointly to Chugach (30 percent), MEA (17 percent) and ML&P (53 percent).  In 2014 and through March 31, 2015, the power MEA purchases from the Eklutna Hydroelectric Project is pooled with Chugach’s purchases and sold back to MEA to be used to meet MEA’s overall power requirements.

Fuel Supply

In 2014, 87 percent of our power was generated from natural gas.    Total gas purchased in 2014 was approximately 20 Bcf.  In 2014, our sources of natural gas for firm sales were primarily divided among contracts with two major oil and gas companies.  All of the production came from Cook Inlet, Alaska.  ConocoPhillips under their current contract provided 46 percent of gas supplied for generation, while Hilcorp provided 54 percent.  The current gas contract with ConocoPhillips provided gas beginning in 2010 and will expire December 31, 2016.  The current gas contract with Hilcorp, provided gas beginning in April of 2011, and will expire March 31, 2019.  ConocoPhillips and Hilcorp, together, fill up to 100 percent of Chugach’s firm needs through March 31, 2019.  Gas to provide economy energy sales to GVEA is supplied by a gas supply arrangement with Hilcorp through March of 2015.

ConocoPhillips

We entered into a contract with ConocoPhillips in 2009.  The contract provided gas starting January 1, 2010, and will terminate December 31, 2016.  The total amount of gas under the contract is now estimated to be 60 Bcf.

The gas supplied by ConocoPhillips under the contract is separated into two volume tranches for pricing purposes.  “Firm Fixed Quantity” gas meets a portion of Chugach’s base load requirements, while “Firm Variable Quantity” gas meets peaking needs.  All of the gas purchased under the contract is now firm fixed since firm variable gas was not provided by the contract after December 31, 2013.  The dividing line between firm fixed and firm variable volumes was calculated based on a methodology that involved using a multiplier and the simple average of Chugach’s average daily volumes for the 30 lowest volume days during the last calendar year.  The ConocoPhillips contract during 2014 was a fixed volume delivery of 25,000 thousand cubic feet (Mcf) per day at the Firm Fixed Quantity price.

Pricing for firm fixed gas will be based on the average of five Lower 48 natural gas production areas.  The contract price is calculated on a quarterly basis as the trailing average of the simple daily average of the Platts Gas Daily midpoint prices for each “flow day” in these market areas during the last quarter.

Chugach also has the option to receive a fixed price quote from ConocoPhillips and lock that price of any quantity as long as the quantity does not exceed the “Firm Fixed Quantity” and for any term up to December 31, 2016, for which price is to be locked.

Marathon Alaska Production/Hilcorp

We entered into a contract with MAP effective May 17, 2010, to provide gas beginning April 1, 2011, through December 31, 2014, which included two contract extension options that were exercised in 2011.  Effective February 1, 2013, the gas purchase agreement was assigned to Hilcorp who purchased MAP’s assets in Cook Inlet.  The total amount of gas under contract is now estimated to be 40 Bcf.  Pricing for the 2014 term of the Hilcorp contract was set at the contract floor price of $6.18 per Mcf. Pricing for the 2015 term is $7.13 per Mcf.

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

On October 1, 2012, Chugach entered into a Gas Sales and Purchase Agreement with Hilcorp for the purchase of gas with an effective period of April 1, 2013, through March 31, 2015.  This agreement is intended for Chugach to produce economy energy for GVEA.  GVEA reimburses Chugach for the cost of gas related to economy energy sales.

Cook Inlet Energy, LLC

On November 25, 2013, the RCA approved the Gas Sale and Purchase Agreement (GSPA) between Chugach and Cook Inlet Energy, LLC (CIE), which was filed with the RCA on September 30, 2013, and effective December 2, 2013.  The RCA also approved inclusion of all gas costs incurred under the GSPA through Chugach’s fuel and purchased power cost adjustment process.

The agreement may supply gas from April 1, 2014, through March 31, 2018, with an option to extend for an additional five years by mutual agreement during the term of the GSPA.  The GSPA with CIE provides Chugach with an opportunity to diversify its gas supply portfolio, and minimize its current dependence on the gas agreements in place with two vendors.  The gas that may be purchased under the GSPA with CIE is not required, however it introduces a new pricing mechanism.

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

Harvest Alaska, LLC Pipeline System

Marathon Oil Company sold its share of its subsidiary pipeline company Marathon Pipe Line Company as part of a Cook Inlet asset divestiture effective February 1, 2013, to Hilcorp.  Hilcorp now operates four major gas pipelines through Harvest Alaska, LLC, in the Cook Inlet basin, including the Kenai-Nikiski Pipeline (KNPL), the Beluga Pipeline (BPL), the Cook Inlet Gas Gathering System (CIGGS) and the Kenai-Kachemak Pipeline (KKPL).  Chugach has entered into tariff agreements to ship gas on the KNPL, BPL and CIGGS. Effective August 1, 2013, Chugach entered into a special contract with KNPL for Firm Service capacity over the Kenai Pipeline Junction (KPL) compressor of 35,000 Mcf per month for the movement of gas to its Beluga power plant at a firm capacity rate of $2.13 per Mcf.  This agreement ended effective October 31, 2014.

On November 1, 2014, the RCA approved consolidation of these four pipelines into a single pipeline, the KBPL.  Chugach has entered into tariff agreements to ship gas on the KBPL.

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

The Clean Air Act and EPA regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants.  New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs.  On June 2, 2014, the EPA released a proposed regulation aimed at reducing emissions of CO2 from existing power plants that provide electricity for utility customers.  In the draft rule, the EPA took the approach of making individual states responsible for the development and implementation of plans to reduce the rate of CO2 emissions from the power sector.  A final rule is expected in June 2015, with state plans due to the EPA in June 2016.  Chugach is subject to this proposed regulation, however, in its current form, we do not expect the regulation to have a material effect on our financial condition, results of operations, or cash flows.  While Chugach cannot predict the implementation of any additional new law or regulation, or the limitations thereof, it is possible that new laws or regulations could increase capital and operating costs.  Chugach has obtained or applied for all Clean Air Act permits currently required for the operation of generating facilities.

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

Item 3 – Legal Proceedings

Matanuska Electric Association, Inc. v. Chugach Electric Association, Inc., Superior Court Case No. 3PA-13-1006 Civil

On May 14, 2013, MEA served Chugach with a Summons and Complaint in the above referenced case.  MEA fundamentally asked that Chugach be required to repatriate MEA’s capital credits on the same basis as it promised, in a 2007 settlement, that it would repatriate HEA capital credits.  The parties reached an agreement to settle this litigation and on June 5, 2014, the Court issued an order dismissing the case without prejudice.

The margins Chugach earns each year are allocated to the customers who contribute them and are booked as capital credits to those customers’ accounts.  Capital credits are repatriated to customers at the discretion of Chugach’s Board of Directors, typically many years after the margins are earned.  With this litigation, MEA sought to accelerate the return of its capital credits.

Chugach has certain other litigation matters and pending claims that arise in the ordinary course of Chugach’s business.  In the opinion of management, none of these other matters, individually, or in the aggregate, is or are likely to have a material adverse effect on Chugach’s results of operations, financial condition or cash flows.

Item 4 – Mine Safety Disclosures

Not Applicable

PART II

Item 5 – Market for Registrant's

Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

Not Applicable

Item 6 – Selected Financial Data

The following table presents selected historical information relating to financial condition and results of operations for the years ended December 31:

Balance Sheet Data	2014	2013	2012	2011	2010

Electric plant, net:
In service	$657,899,592	$670,476,634	$442,515,434	$392,080,033	$407,351,421

Construction work in progress	21,567,341	28,674,163	263,459,794	206,005,783	100,787,482

Electric plant, net	679,466,933	699,150,797	705,975,228	598,085,816	508,138,903

Other assets	126,244,688	139,033,241	156,626,138	254,843,842	121,588,825

Total assets	$805,711,621	$838,184,038	$862,601,366	$852,929,658	$629,727,728

Capitalization:
Long-term debt	472,024,497	496,914,274	521,597,086	296,090,108	304,450,318

Equities and margins	176,925,299	175,795,865	166,764,373	161,231,426	161,842,284

Total capitalization	$648,949,796	$672,710,139	$688,361,459	$457,321,534	$466,292,602

Equity Ratio[1]	27.3%	26.1%	24.2%	35.3%	34.7%

Operations Data

Operating revenues	$281,318,513	$305,308,427	$266,971,468	$283,618,369	$258,325,345

Operating expenses	252,972,879	278,738,497	248,194,955	262,341,866	233,967,201

Interest expense	23,264,041	24,691,582	24,085,371	18,681,680	21,014,387

Capitalized interest	(463,335)	(1,310,110)	(9,682,440)	(1,934,703)	(1,008,689)

Net operating margins	5,544,928	3,188,458	4,373,582	4,529,526	4,352,446

Nonoperating margins	970,617	7,355,585	1,151,925	1,043,736	1,057,563

Assignable margins	$6,515,545	$10,544,043	$5,525,507	$5,573,262	$5,410,009

Margins for Interest Ratio[2]	1.28	1.43	1.23	1.30	1.26

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

Item 7 – Management's Discussion and Analysis

of Financial Condition and Results of Operations

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

Times Interest Earned Ratio (TIER).   Alaska electric cooperatives generally set their rates on the basis of TIER, which is a debt service coverage approach to ratemaking.  TIER is determined by dividing the sum of assignable margins plus long-term interest expense (excluding capitalized interest) by long-term interest expense (excluding capitalized interest).  Chugach’s long-term interest expense for the years ended December 31, 2014, 2013 and 2012 was $22,820,866, $24,378,162, and $22,944,194, respectively. Chugach’s authorized TIER for ratemaking purposes on a system basis is 1.30, which was established by the RCA in order U-01-08(26) on January 31, 2003.  The increase in TIER in 2013 was caused by the recognition of the gain on the sale of the Bernice Lake Power Plant.  The increase in 2011 and 2010 was due to certain debt classified as short-term, which was replaced with long-term debt in 2012.

Chugach’s achieved TIER includes nonoperating margins that are not generated by electric rates. We manage our business with a view towards achieving our authorized TIER (currently 1.30) averaged over a 5-year period.  For further discussion on factors that contribute to TIER results, see “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year ended December 31, 2014, compared to the year ended December 31, 2013, and the year ended December 31, 2013 compared to the year ended December 31, 2012 – Expenses.”  We achieved TIERs for the past five years as follows:

1	24
Year	TIER
2014	1.29
2013	1.43
2012	1.24
2011	1.58
2010	1.44

Rate Regulation and Rates.   Our electric rates are made up of two primary components: “base rates” and “fuel and purchased power rates.”  Base rates provide recovery of fixed and variable costs (excluding fuel and purchased power) related to providing electric service.  Fuel and purchased power rates provide recovery of fuel and purchased power costs.

The RCA approves both base rates and fuel and purchased power recovery rates paid by our retail and wholesale customers.

Base Rates.   Chugach’s base rates, whether set under a general rate case or an SRF, are established to allow the continued recovery of our specific costs of providing electric service.  In each rate filing, rates are set at levels to recover all of our specific allowable costs, other than fuel and purchased power, and those rates are then collected from our retail and wholesale customers.  Under SRF, base rate increases are limited to 8 percent over a 12-month period and 20 percent over a 36-month period.  Chugach is still permitted to submit general rate case filings while participating in the SRF process.  However, during these periods, rate adjustments under SRF would temporarily cease.  The RCA may authorize, after a notice period, rate changes on an interim and refundable basis.  Chugach resumed the SRF filing process, after receiving approval from the RCA, in the fourth quarter of 2010.

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

On February 6, 2013, base demand and energy rates increased 26 percent, 40 percent, 35 percent and 20 percent to HEA, MEA, Seward and Chugach retail customers, respectively.  These changes were the result of Chugach’s 2012 Test Year General Rate Case.

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

Fuel and Purchased Power Recovery.    We recover fuel and purchased power costs directly from our wholesale and retail customers through the fuel and purchased power rate adjustment process.  Changes in fuel and purchased power costs are primarily due to fixed price or fuel price adjustment processes in our gas-supply contracts.  Other factors, including generation unit availability also impact fuel and purchased power recovery rate levels.  The fuel and purchased power adjustment is approved on a quarterly basis by the RCA.  There are no limitations on the number or amount of fuel and purchased power recovery rate changes.  Increases in our fuel and purchased power costs result in increased revenues while decreases in these costs result in lower revenues.  Therefore, revenue from the fuel and purchased power adjustment process does not impact margins.  We recognize differences between projected recoverable fuel and purchased power costs and amounts actually recovered through rates.  The fuel cost under/over recovery on our balance sheet represent the net accumulation of any under- or over-collection of fuel and purchase power costs.  A fuel cost under-recovery will appear as an asset on our balance sheet and will be collected from our members in subsequent periods.  Conversely, a fuel cost over-recovery will appear as a liability on our balance sheet and will be refunded to our members in subsequent periods.

Year ended December 31, 2014, compared to the year ended December 31, 2013, and the year ended December 31, 2013 compared to the year ended December 31, 2012

Margins

Our margins for the years ended December 31, were as follows:

	2014	2013	2012
Net Operating Margins	$5,544,928	$3,188,458	$4,373,582
Nonoperating Margins	$970,617	$7,355,585	$1,151,925
Assignable Margins	$6,515,545	$10,544,043	$5,525,507

The increase in net operating margins in 2014 from 2013 of $2.4 million, or 73.9%, was due primarily to a decrease in depreciation expense associated with Beluga Unit 8 assets, and a decrease in net interest, and was somewhat offset by a decrease in revenue.  The decrease in net operating margins in 2013 from 2012 of $1.2 million, or 27.1%, percent, was due primarily to an increase in depreciation expense associated with SPP, which was somewhat offset by an increase in economy revenue and a decrease in distribution expense.

Nonoperating margins include interest income, Allowance for Funds Used During Construction (AFUDC), capital credits and patronage capital allocations and other.  Nonoperating margins decreased in 2014 over 2013 and increased in 2013 over 2012 due primarily by the recognition of the gain on the sale of the Bernice Lake Power Plant on December 31, 2013.

Revenues

Operating revenues include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues.  In 2014, operating revenues were $24.0 million, or 7.9% percent lower than 2013.  The decrease was due primarily to lower wholesale revenue caused by the expiration of the HEA wholesale contract, which was somewhat offset by higher rates charged to both retail and wholesale customers as a result of Chugach’s 2013 Test Year Rate Case and higher economy energy sales.

In 2013, operating revenues were $38.3 million, or 14.3% percent higher than 2012.  The increase was due primarily to an increase in rates to both retail and wholesale customers as a result of Chugach’s 2012 Test Year Rate Case, higher economy energy revenue and higher fuel and purchased power expense recovered through the fuel and purchased power adjustment process, which was somewhat offset by lower firm energy sales.

Retail revenue increased $7.1 million, or 4.6%, in 2014 from 2013.  Base revenue increased due to an increase in rates charged to retail customers as a result of Chugach’s 2013 Test Year General Rate Case, which was somewhat offset by lower retail energy sales caused by warmer weather.  Fuel and purchased power revenue did not materially change in 2014 from 2013.

Wholesale revenue decreased $32.5 million, or 30.1%, in 2014 from 2013, due primarily to the expiration of HEA’s wholesale contract.

Overall, retail and wholesale revenue increased in 2013 from 2012.  Base retail and wholesale revenue increased due to an increase in rates charged to all customers as discussed above, which was somewhat offset by lower firm kWh sales caused by warmer weather.  An increase in fuel and purchased power expense recovered through the fuel and purchased power adjustment process was more than offset by the effect of economy energy and wheeling transactions.

Based on the results of fixed and variable cost recovery established in Chugach’s rate filings, wholesale sales to MEA, HEA and Seward in total contributed approximately $27.5 million, $35.5 million, and $27.5 million to Chugach’s fixed costs for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table shows base rate sales revenue and fuel and purchased power revenue by customer class included in revenue for the years ended December 31, 2014, and 2013.

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2014	2013	% Variance	2014	2013	% Variance	2014	2013	% Variance
Retail
Residential	$54.4	$50.9	6.9%	$27.5	$28.3	(2.8%)	$81.9	$79.2	3.4%
Small Commercial	$9.6	$8.8	9.1%	$6.4	$6.5	(1.5%)	$16.0	$15.3	4.6%
Large Commercial	$36.1	$32.5	11.1%	$26.6	$26.6	0.0%	$62.7	$59.1	6.1%
Lighting	$1.5	$1.4	7.1%	$0.2	$0.2	0.0%	$1.7	$1.6	6.3%
Total Retail	$101.6	$93.6	8.5%	$60.7	$61.6	(1.5%)	$162.3	$155.2	4.6%

Wholesale
HEA	$0.0	$15.5	(100.0%)	$0.0	$22.3	(100.0%)	$0.0	$37.8	(100.0%)
MEA	$34.6	$28.4	21.8%	$36.1	$37.0	(2.4%)	$70.7	$65.4	8.1%
SES	$1.9	$1.7	11.8%	$2.9	$3.1	(6.5%)	$4.8	$4.8	0.0%
Total Wholesale	$36.5	$45.6	(20.0%)	$39.0	$62.4	(37.5%)	$75.5	$108.0	(30.1%)

Economy	$2.6	$2.7	(3.7%)	$34.3	$35.1	(2.3%)	$36.9	$37.8	(2.4%)
Miscellaneous	$1.7	$2.0	(15.0%)	$4.9	$2.3	113.0%	$6.6	$4.3	53.5%

Total Revenue	$142.4	$143.9	(1.0%)	$138.9	$161.4	(13.9%)	$281.3	$305.3	(7.9%)

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the years ended December 31, 2013, and 2012.

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2013	2012	% Variance	2013	2012	% Variance	2013	2012	% Variance
Retail
Residential	$50.9	$45.4	12.1%	$28.3	$30.7	(7.8%)	$79.2	$76.1	4.1%
Small Commercial	$8.8	$7.7	14.3%	$6.5	$6.8	(4.4%)	$15.3	$14.5	5.5%
Large Commercial	$32.5	$28.6	13.6%	$26.6	$28.6	(7.0%)	$59.1	$57.2	3.3%
Lighting	$1.4	$1.3	7.7%	$0.2	$0.3	(33.3%)	$1.6	$1.6	0.0%
Total Retail	$93.6	$83.0	12.8%	$61.6	$66.4	(7.2%)	$155.2	$149.4	3.9%

Wholesale
HEA	$15.5	$12.3	26.0%	$22.3	$26.0	(14.2%)	$37.8	$38.3	(1.3%)
MEA	$28.4	$21.9	29.7%	$37.0	$40.4	(8.4%)	$65.4	$62.3	5.0%
SES	$1.7	$1.3	30.8%	$3.1	$3.5	(11.4%)	$4.8	$4.8	0.0%
Total Wholesale	$45.6	$35.5	28.5%	$62.4	$69.9	(10.7%)	$108.0	$105.4	2.5%

Economy	$2.7	$0.6	350.0%	$35.1	$8.4	317.9%	$37.8	$9.0	320.0%
Miscellaneous	$2.0	$1.8	11.1%	$2.3	$1.4	64.3%	$4.3	$3.2	34.4%

Total Revenue	$143.9	$120.9	19.0%	$161.4	$146.1	10.5%	$305.3	$267.0	14.3%

The major components of our operating revenue for the years ending December 31 were as follows:

	2014	2014	2013	2013	2012	2012
	Sales (MWh)	Revenue	Sales (MWh)	Revenue	Sales (MWh)	Revenue
Retail	1,134,527	$162,334,941	1,162,364	$155,208,714	1,178,836	$149,355,192
Wholesale:
HEA	0	0	463,582	37,788,679	488,941	38,344,762
MEA	764,025	70,694,965	773,836	65,352,294	782,510	62,278,074
Seward	61,499	4,833,205	64,507	4,830,063	65,671	4,801,814
Total Wholesale	825,524	75,528,170	1,301,925	107,971,036	1,337,122	105,424,650
Economy energy	358,988	36,896,019	351,390	37,764,494	90,765	9,025,467
Other	N/A	6,559,383	N/A	4,364,183	N/A	3,166,159
Total	2,319,039	$281,318,513	2,815,679	$305,308,427	2,606,723	$266,971,468

Since 1989, we have sold economy (non-firm) energy to GVEA.  We use available generation in excess of our own needs to produce electric energy for sale to GVEA, which uses that energy to serve its own loads.  On April 6, 2010, Chugach and GVEA finalized an agreement for Chugach to provide a minimum of 20 MW of economy energy to GVEA on a non-firm basis based on an interruptible gas supply arrangement, which Chugach entered into with UNOCAL to supply gas for economy energy sales to GVEA.  The agreement commenced on May 1, 2010, and was due to continue through March 31, 2013, however, on October 5, 2012, Chugach and GVEA finalized arrangements for Chugach to provide economy energy sales through March of 2015.  Sales will be made under the terms and conditions of Chugach’s economy energy sales tariff approved by the RCA.  The price to GVEA will include the cost of fuel, variable operations and maintenance expense, wheeling charges and a margin.  Chugach has also entered into gas supply arrangements for GVEA economy energy sales.

In 2014, 2013, and 2012, economy sales to GVEA constituted approximately 13 percent, 12 percent, and 3 percent, respectively, of our sales revenues.  Economy energy revenue did not materially change in 2014 from 2013.  Economy energy revenue increased in 2013 from 2012 due to additional sales to GVEA as a result of a new contract.

Expenses

The major components of our operating expenses for the years ended December 31 were as follows:

	2014	2013	2012
Fuel	$126,038,350	$136,610,262	$125,836,659
Power production	21,082,176	21,911,324	16,739,931
Purchased power	15,608,396	27,836,680	22,104,687
Transmission	6,138,658	6,624,836	5,802,009
Distribution	13,002,157	13,225,242	15,822,104
Consumer accounts	5,887,713	6,014,888	6,013,419
Administrative, general and other	25,036,248	23,131,149	23,519,246
Depreciation	40,179,181	43,384,116	32,356,900
Total operating expenses	$252,972,879	$278,738,497	$248,194,955

Fuel

Chugach recognizes actual fuel expense as incurred.  Fuel expense decreased $10.6 million, or 7.7%, in 2014 from 2013.  The decrease was due primarily to a decrease in the natural gas used, due primarily to the expiration of HEA’s wholesale contract, and lower transportation costs which was somewhat offset by an increase in the average effective delivered price.  In 2014, Chugach used 20,216,736 Mcf of fuel at an average effective delivered price of $5.95 per Mcf.  Fuel expense increased $10.8 million, or 8.6%, in 2013 from 2012. The increase was due primarily to an increase in the average effective delivered price.  Additional fuel associated with higher economy energy sales was more than offset by a reduction in fuel used as a result of the efficiency of SPP.  In 2013, Chugach used 23,285,518 Mcf of fuel at an average effective delivered price of $5.61 per Mcf.

Power Production

Power production expense did not materially change in 2014 from 2013.  Production expense increased $5.2 million, or 30.9%, in 2013 from 2012 due primarily to operating and maintenance expense at SPP which was somewhat offset by a decrease in operating and maintenance expense at the Beluga Power Plant.

Purchased Power

Purchased power expense decreased $12.2 million, or 43.9%, in 2014 from 2013, due primarily to less energy purchased caused by a decrease in purchase requirements as a result of the expiration of HEA’s wholesale contract, which was somewhat offset by an increase in the average effective price.  In 2014, Chugach purchased 240,887 MWh of energy at an average effective price of 5.38 cents per kWh.  Purchased power expense, which included the cost of 2,731,159 Mcf of fuel associated with purchases from Nikiski, increased $5.7 million, or 25.9%, in 2013 from 2012, due to an increase in the average effective price, caused primarily by purchases from FIW and higher Bradley Lake operating and maintenance expense.  In 2013, Chugach purchased 541,645 MWh of energy at an average effective price of 4.67 cents per kWh.

Transmission

Transmission expense decreased $0.5 million, or 7.3%, in 2014 from 2013, due primarily to less substation and overhead line maintenance, as well as the expiration of leases associated with HEA’s wholesale and other related contracts.  Transmission expense increased $0.8 million, or 14.2%, in 2013 from 2012, due primarily to an increase in substation maintenance.

Distribution

Distribution expense did not materially change in 2014 from 2013.  Distribution expense decreased $2.6 million, or 16.4% in 2013 from 2012, due primarily to lower costs associated with storm related line maintenance.

Consumer Accounts

Consumer Accounts expense did not materially change in 2014 from 2013 or in 2013 from 2012.

Administrative, General and Other Expense

Administrative, general and other expense increased  $1.9 million, or 8.2%, in 2014 from 2013, due primarily to accrued workers’ compensation, higher labor expense and costs associated with project studies.  Administrative, general and other expense did not materially change in 2013 from 2012.

Depreciation

Depreciation and amortization expense decreased $3.2 million, or 7.4%, in 2014 from 2013, due primarily to depreciation associated with Beluga Unit 8 assets.  Depreciation and amortization expense increased $11.0 million, or 34.1%, in 2013 from 2012, due primarily to depreciation associated with generation assets, including SPP, which were placed into service in 2013.

Interest

Interest on long-term debt and other decreased $1.4 million, or 5.8%, in 2014 from 2013, reflecting the principal payments made on long-term debt.  Interest on long-term and other debt did not materially change in 2013 from 2012.

Interest charged to construction decreased $0.8 million, or 64.6%, in 2014 from 2013 due primarily to a decrease in the average construction work in progress (CWIP) balance caused by the timing of commercial operation of SPP in 2013.    Interest charged to construction decreased $8.4 million, or 86.5%, in 2013 from 2012, due primarily to a decrease in the average CWIP balance caused by the commercial operation of SPP in February of 2013.

Patronage Capital (Equity)

The following table summarizes our patronage capital and total equity position for the years ended December 31:

	2014	2013	2012

Patronage capital at beginning of year	$162,749,889	$153,832,674	$148,355,246
Retirement/net transfer of capital credits	(5,130,381)	(1,626,828)	(48,079)
Assignable margins	6,515,545	10,544,043	5,525,507
Patronage capital at end of year	164,135,053	162,749,889	153,832,674
Other equity[1]	12,790,246	13,045,976	12,931,699
Total equity at end of year	$176,925,299	$175,795,865	$166,764,373

1Other equity includes memberships and donated capital on capital credit retirements.

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

During 2008, the Board approved the deferral of capital credit retirements after 2009, excluding discounted capital credits, due to the construction of SPP and the anticipated loss of wholesale load in 2014.  In December of 2013, the Board resumed its capital credit retirement program.  Capital credits retired, net of HEA’s allocations, were $5,130,381, $1,626,828, and $48,079 for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Changes in Financial Condition

Assets

Total assets decreased $32.5 million, or 3.9%, in 2014 from 2013.  Net utility plant decreased $19.7 million, or 2.8%, caused by depreciation expense in excess of extension and replacement of plant.  Cash and cash equivalents increased $12.0 million, or 276.5%, in 2014 over 2013 due primarily to the investment in a money market fund as a result of the sale of marketable securities and further increased due to various changes described below.  Marketable securities decreased $10.3 million, or 100.0%, in 2014 from 2013, due to the aforementioned sale and accounts receivable decreased $8.6 million, or 19.2%, due primarily to the receipt of grant funding and state and municipal relocation projects accrued in 2013.  Restricted cash equivalents decreased $0.9 million, or 23.2%, in 2014 from 2013 as a result of the reserve requirements for workers’ compensation and the refund of interim rates collected from customers and escrowed as required by the RCA.  Fuel stock decreased $3.4 million, or 25.9%, due primarily to the use of fuel from the fuel storage facility.  Deferred charges decreased $2.6 million, or 10.9%, due primarily to annual amortization and recovery of such costs from customers.

Liabilities and Equity

Total liabilities, equities and margins decreased $32.5 million, or 3.9%, in 2014 as compared to 2013.  Long term obligations decreased $24.9 million, or 5.0%, caused by principal payments on Chugach’s bonds and commercial paper decreased $9.0 million, or 30.0%, due primarily to the increase in cash and cash equivalents.  Fuel payable decreased $3.7 million, or 24.9%, as a result of less fuel purchased and other liabilities decreased $0.5 million, or 10.7%, due primarily to the payment of capital credits retired.  These decreases were somewhat offset by an increase in total equities and margins, other liabilities, patronage capital payable, and cost of removal obligations.  Total equities and margins increased $1.1 million, or 0.6%, primarily due to the margins generated in 2014.  Patronage capital payable increased $2.3 million or 28.7%, due to the assignment of MEA’s 2014 patronage.  Cost of removal obligation increased $3.6 million, or 7.6%, as a result of annual removal costs of electric plant in service included in depreciation rates.

Inflation

Chugach is subject to the inflationary trends existing in the general economy.  We do not believe that inflation had a significant effect on our operations in 2014.  Chugach’s gas contracts provide for adjustments to gas prices based on fluctuations of certain commodity prices and indices. Because fuel and purchased power costs are passed directly to our wholesale and retail customers through a fuel recovery process, fluctuations in the price paid for gas pursuant to long-term gas supply contracts does not significantly affect our operations.

Contractual Obligations and Commercial Commitments

The following are Chugach’s contractual and commercial commitments as of December 31, 2014:

Contractual cash obligations – Payments Due By Period

(In thousands)	Total	2015	2016-2017	2018-2019	Thereafter
Long-term debt, including current portion	$496,914	$23,890	$48,479	$49,557	$374,988
Long-term interest expense[1]	270,608	20,939	38,861	34,766	176,042
Commercial Paper[2]	21,000	21,000	0	0	0
Bradley Lake[3]	29,520	3,609	7,434	7,492	10,985
Fuel and fuel transportation expense[4]	227,016	54,770	123,280	48,966	0
Stetson Creek Commitments[5]	2,141	2,141	0	0	0
Capital Credit Retirements[6]	7,931	0	0	7,931	0
Total	$1,055,130	$126,349	$218,054	$148,712	$562,015

1 Long-term interest expense includes fixed and variable rates.  Variable rates are based on rates at December 31, 2014, for years 2015-2019 and thereafter, see “Item 8 – Financial Statements and Supplementary Data – Note 11 – Debt.”

2 At December 31, 2014, Chugach’s Commercial Paper Program was backed by a $100.0 million Unsecured Credit Agreement, which funds capital requirements.  At December 31, 2014, there was $21.0 million of commercial paper outstanding, therefore, the available borrowing capacity under the Commercial Paper Program was $79.0 million and could be used for future operational and capital funding requirements.

3 Estimated annual debt service requirements

4 Estimated committed fuel and fuel transportation expense

5 In accordance with contractual commitments associated with Stetson Creek

6 Capital credit retirement commitment

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

Our primary sources of natural gas are ConocoPhillips and Hilcorp, see “Item 2 – Properties – Fuel Supply – ConocoPhillips-Hilcorp Alaska, LLC.”  Our fuel costs vary due to the impact of the indices used to index the price of our ConocoPhillips contract and is inherently difficult to predict. We pass fuel costs directly to our wholesale and retail customers through the fuel recovery process, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Overview – Rate Regulation and Rates – Fuel and Purchased Power Recovery.”

In August of 2007, Chugach received a 50-year license from FERC for the Cooper Lake Hydroelectric Project.  A condition of that license is a requirement to construct a Stetson Creek diversion structure, a pipeline to Cooper Lake, and a bypass structure to release warmer water from Cooper Lake into Cooper Creek.  If the project is not feasible or if the cost estimate materially exceeds the terms of the license, Chugach has the option to request a license amendment.  At the time the project was being relicensed the estimated cost to complete the project was $12.0 million.  The current total project cost is now estimated at  $22.3 million.  As an alternative to requesting a license amendment from FERC, Chugach requested grants from the State of Alaska. Funding for this project includes $9.9 million in grants awarded.  The Chugach Board authorized expenditures for the project November 15, 2012.  The diversion project began construction in 2013 and will be completed in 2015.    Chugach expects to operate the hydroelectric project through the duration of the license.

Liquidity and Capital Resources

We ended 2014 with $16.4 million of cash and cash equivalents, up from $4.3 at December 31, 2013 and up from $14.0 million at December 31, 2012.  Cash equivalents consist of all highly liquid debt instruments with a maturity of three months or less when purchased, an Overnight Repurchase Agreement and Concentration account with First National Bank Alaska (FNBA) and a money market account with UBS Financial Services.

	2014	2013	2012
Total cash provided by (used in):

Operating activities	$61,956,858	$39,882,861	$43,005,234
Investing activities	(12,687,167)	(44,046,875)	1,386,980
Financing activities	(37,251,892)	(5,536,292)	(47,462,863)

Increase/(Decrease) in cash and cash equivalents	$12,017,799	$(9,700,306)	$(3,070,649)

Cash provided by operating activities was $62.0 million in 2014 compared to $39.9 million in 2013 and $43.0 million in 2012.  The increase in cash provided by operating activities was due primarily to changes associated with fuel.  The changes in fuel stock were due to the use of fuel storage, the changes in fuel cost over and under recovery were due to the payment of the over-collection of fuel and purchased power costs recovered through the fuel and purchased power surcharge process, and the changes in fuel were due primarily to the timing of payments and the difference in price and quantity of fuel purchased, as a result of the expiration of HEA’s wholesale contract.  Changes in assignable margins were due primarily to the gain on the sale of the Bernice Lake Power Plant at the end of 2013.  Changes in depreciation were due primarily to Beluga Unit 8 assets and the commercial operation of SPP in 2013.  Changes in accounts receivable were due primarily to amounts outstanding for wholesale energy sales to HEA, economy energy sales to GVEA, and SPP costs billed to ML&P.  Changes in other assets were due primarily to the cash collected from interim and refundable rates and the required reserves associated with workers’ compensation.  Changes in deferred charges were due primarily to financing costs, projects related to maintenance and fuel and subsequent amortization.

Cash used in investing activities was $12.7 million in 2014 compared to $44.0 million of cash provided by investing activities in 2013 and $1.4 million of cash used in investing activities in 2012.  The change in cash provided by or used in investing activities in 2014 from 2013 and in 2013 from 2012 was due primarily to the impact of expenditures associated with SPP, proceeds for capital grants, the change in restricted funds associated with the 2011 financing, the proceeds associated with the sale of the Bernice Lake Power Plant in 2011 and our investment activity in marketable securities in 2012.

Cash used in financing activities was $37.3 million in 2014 compared to $5.5 million in 2013 and $47.5 million in 2012.  The change in cash used in financing activities in 2014 from 2013 and 2012 was due primarily to our refinancing in 2011 and our interim bridge and subsequent financing associated with SPP in 2012, as well as Chugach’s capital credit retirement in 2014.

Sources of Liquidity

Chugach has satisfied its operational and capital cash requirements through internally generated funds, a $50.0 million line of credit from NRUCFC and a $100.0 million Commercial Paper Program.  At December 31, 2014, there was no outstanding balance on our NRUCFC line of credit and $21.0 million of outstanding commercial paper.  Thus, at December 31, 2014, our available borrowing capacity under our line of credit was $50.0 million and our available commercial paper capacity was $79.0 million.  The NRUCFC line of credit expires October 12, 2017.

On November 17, 2010, Chugach entered into a $300.0 million Unsecured Credit Agreement, which is used to back Chugach’s Commercial Paper program.  Effective May 4, 2012, Chugach reduced the commitment amount to $100.0 million as the requirement for short-term borrowing has decreased and on June 29, 2012, amended and extended the Credit Agreement.  Information concerning our Commercial Paper Program and the 2010 Credit Agreement are described in Note 11 to the financial statements, see “Item 8 -Financial Statements and Supplementary Data- Note 11 – Debt – Commercial Paper.”

A table providing information regarding monthly average commercial paper balances outstanding and corresponding weighted average interest rates are described in Note 11 to the financial statements, see “Item 8 – Financial Statements and Supplementary Data – Note 11 – Debt – Commercial Paper.”

Chugach has a term loan facility with CoBank.  Loans made under this facility are evidenced by the 2011 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated January 19, 2011, and secured by the Indenture.  At December 31, 2014, Chugach had $27.4 million outstanding with CoBank.

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

Financing

Information concerning our Financings are described in Note 11 to the financial statements, see “Item 8 -Financial Statements and Supplementary Data – Note 11 – Debt – Financing.”

Principal maturities of our outstanding long-term indebtedness at December 31, 2014, are set forth below:

Year Ending December 31	Principal Maturities

2015	$ 23,889,777
2016	24,115,980
2017	24,362,621
2018	24,631,934
2019	24,925,809
Thereafter	374,988,153
$ 496,914,274

During 2014, we spent approximately $30.3 million on capital-construction projects, net of reimbursements, which includes interest capitalized during construction.  We develop five-year capital improvement plans that are updated every year. Our capital improvement requirements are based on long-range plans and other supporting studies and are executed through the five-year Capital Improvement Plan (CIP).

Set forth below is an estimate of internal funding for capital expenditures for the years 2015 through 2019 as contained in the CIP, which was approved by the Board on November 18, 2014:

Year	Estimated Expenditures
2015	$33.4 million
2016	$17.4 million
2017	$15.2 million
2018	$18.3 million
2019	$11.4 million

We expect that cash flows from operations and external funding sources, including our available line of credit and Commercial Paper Program, will be sufficient to cover future operational and capital funding requirements.

Outlook

In the near term, Chugach continues to face the challenges of controlling operating expenses to minimize adverse customer rate impacts and securing replacement revenue sources for an additional wholesale customer load expected to leave by the second quarter of 2015.  These issues, along with energy issues and plans at the state level, will shape how Chugach proceeds into the future.

Chugach is currently focused on providing information about the benefits of grid unification for the Railbelt.  Grid unification signifies operating the regional transmission system under a common set of standards and rules, funded by a universal tariff authorized by regulators and collected from all Railbelt ratepayers.  Studies have noted significant savings for customers can be achieved through economic dispatch, or using the most efficient generating units on the system to meet the needs of collective customers. However, those same studies note that the full benefits of economic dispatch cannot be achieved without additional investments in new regional transmission lines. Today’s system of utility governing bodies, however, does not lend itself to making regional decisions.

Currently, each of the six electric utilities in the Railbelt owns a portion of the transmission grid, as does the Alaska Energy Authority. Chugach is a proponent of following other successful business models to successfully unify the grid. Discussions of the issue led the State Legislature in 2014 to appropriate $250,000 to the RCA to look deeper into the issue and report back to legislators by July 1, 2015.

Chugach actively manages its fuel supply needs, and while it currently has contracts in place to meet 100 percent of its fuel needs through March 2019, is working with state regulators and gas producers to secure a more long-term supply solution.  Chugach has been working closely with the State of Alaska on energy policies to promote gas development in Cook Inlet and other in-state gas options including a proposed spur line off a larger line from the North Slope or a bullet line to Southcentral Alaska.

The 2010 Alaska Legislature passed legislation that provides incentives to natural gas producers to enhance Cook Inlet oil and gas production.  These incentives have resulted in significant improvement in gas production from existing fields and exploration for new supplies.  The two major Cook Inlet area gas producers, Hilcorp and ConocoPhillips, have gas supply agreements with local utilities for deliveries into 2019.  Furie Operating Alaska, LLC has constructed an offshore gas production platform and procured undersea gas pipe to install in the summer of 2015.  Other gas producers are actively developing on-shore gas supplies in Cook Inlet.  The State of Alaska received approximately $6.3 million in bids at its Cook Inlet 2014 areawide oil and gas lease sale.  Chugach is encouraged with these developments but continues to explore other alternatives to diversify its portfolio.

Since 2012, Hilcorp acquired significant oil and gas assets in the Cook Inlet and reworked those assets to increase production, and several other developers have brought new sources of gas production online.  As a result, local gas production trends have changed and indicate a need for an export option to support ongoing development.  On December 12, 2013, ConocoPhillips announced that it filed an application with the United States Department of Energy (DOE) to resume liquefied natural gas (LNG) exports from Alaska.  The application is for a two-year export authorization to export about 40 Bcf of gas per year as LNG.  On February

28, 2014, the DOE approved the application to ship 40 Bcf of gas as LNG over a two-year period to countries which have free trade agreements with the US.  ConocoPhillips exported approximately 13 Bcf of gas as LNG in 2014.

Hilcorp consolidated the operations and tariff for the four major gas pipelines in the Cook Inlet basin into the KBPL in 2014.  On November 1, 2014 the RCA approved the consolidation.  Prior to consolidation, gas transportation cost could make development of new gas fields cost prohibitive because the gas transport rates varied with flow and the number of pipelines the gas had to cross to transport gas.  The consolidation provides gas producers a single rate for shipping gas on all of the four pipelines, which makes development of gas fields anywhere on the gas pipeline system more attractive to gas producers.

A project commenced by Alaska Gasline Development Corporation and affiliates of BP, ConocoPhillips, ExxonMobil and TransCanada (together, project participants) to construct a liquefaction facility, gas pipeline, and gas treatment plant is underway through a pre-filing process accepted by FERC.  The mainline gas pipeline is expected to include off-take points to allow for the opportunity for future in-state deliveries of natural gas.  The project participants are targeting to file a formal application with FERC in the fall of 2016.  FERC authorizations for the project and commencement of construction are anticipated in the 2018-2019 timeframe, with operation in the 2024-2025 timeframe.

CINGSA began service April 1, 2012.  The facility ensures local utilities, including Chugach, have gas available to meet deliverability requirements during peak periods and store gas during low demand periods.  The RCA approved inception rates and a tariff for the CINGSA facility on January 31, 2011, and a Firm Storage Service (FSS) Agreement between the seller and Chugach in July of 2011.  Injections into the facility began in 2012. Chugach's share of the capacity is 1.9 Bcf.  Chugach is entitled to withdraw gas at a rate of up to 35 MMcf per day.

Pursuant to provisions of their contract, MEA notified Chugach in 2004 that it did not intend to be on the Chugach system, as a wholesale power customer post 2014.    MEA began construction of a new power plant at Eklutna, Alaska, which is expected to provide 170 MW of base load generation for MEA.  On August 12, 2014, MEA notified Chugach that their newly constructed power plant, EGS, would not be completed by January 1, 2015.  On September 30, 2014, Chugach entered into an Interim Power Sales Agreement to provide MEA with all demand and energy requirements on a firm basis based on existing tariff rates for a minimum one quarter period beginning on January 1, 2015, and ending on March 31, 2015.  Upon expiration of the Interim Power Sales Agreement on March 31, 2015, MEA intends to leave the Chugach system. This will result in a loss of approximately 33 percent of Chugach’s power sales and approximately 26 percent of the utility’s annual sales revenue.  On December 22, 2014, Chugach entered into a dispatch services agreement with MEA to provide electric and natural gas dispatch services for EGS, electric dispatch services for MEA’s share of the Bradley Lake Hydroelectric Project and electric dispatch coordination services for MEA’s share of the Eklutna Hydroelectric Project effective on or about April 1, 2015.  The term of the agreement expires on March 31, 2016, unless extended by MEA through March 31, 2017.  The agreement is currently awaiting RCA approval.

Chugach has been preparing for the loss of HEA and MEA, as wholesale power customers, for some time and has taken steps to reduce costs in order to mitigate the rate impact to its remaining customers.  Chugach’s 10-year financial forecast results indicate it can sustain operations and meet financial covenants without these wholesale contracts.  In addition, because Chugach’s rates are established by the RCA, Chugach expects to continue to be able to recover Chugach’s specific costs of providing service despite the loss of these customers.

Chugach is also pursuing replacement sources of revenue through potential new power sales and dispatch agreements, as well as transmission wheeling and ancillary services tariff revisions.  Chugach has updated and expanded its operating tariff to include both firm and non-firm transmission wheeling services and attendant ancillary services in support of third-party transactions on the Chugach system.  The expansion of the tariff was made, in part, to accommodate wheeling services as HEA’s wholesale customer contract expired and in anticipation of the expiration of MEA’s wholesale customer contract.  Chugach believes that cost reduction and containment, successful implementation of new power sales and dispatch agreements and revised tariffs will mitigate additional rate increases.  However, Chugach cannot assure that it will be able to replace sources of revenue or that any replacement of revenue sources, revised tariffs or cost reduction and containment measures will fully counteract any anticipated rate increases in this timeframe.

A State of Alaska Energy Policy approved by the legislature in 2010 included legislative intent that the state achieve a 15 percent increase in energy efficiency on a per capita basis between 2010 and 2020, receive 50 percent of its electric generation from renewable and alternative energy sources by 2025, work to ensure a reliable in-state gas supply for residents of the state, and that the state power project fund serve as the main source of state assistance for energy projects, remain a leader in petroleum and natural gas production and become a leader in renewable and alternative energy development.  The main project moving Alaska toward its renewable energy goals is the Susitna-Watana Hydroelectric Project.  The project is to be located on the Susitna River, approximately halfway between Anchorage and Fairbanks.  The project capacity is now expected to be 459 MW, which would still provide about half the electric energy needed in the Railbelt.  The 2012 fiscal year State of Alaska capital budget contained $65.7 million for the Alaska Energy Authority (AEA) to conduct planning, design and permitting for this project and on December 29, 2011, AEA filed an application with FERC to begin the licensing process.  The 2014 capital budget included $95.0 million for AEA to continue moving the project forward.  In the spring of 2014, the Alaska Legislature approved an additional $20.0 million for AEA to continue to move the project forward.

On July 16, 2012, AEA submitted the proposed studies required to meet federal licensing requirements as part of the review process to meet environmental and safety standards.  An updated study plan was submitted in December 2012.  AEA held public meetings and comments were accepted by FERC during its 45-day review period.  In February of 2013, FERC approved 44 study plans and approved the remaining studies shortly after.  In 2014, AEA filed an Initial Study Report with FERC.  On December 26, 2014, the Governor of the State of Alaska issued an Administrative Order to suspend discretionary spending on a number of capital projects including the Susitna-Watana Hydroelectric Project, due to the large state budget deficit.  Accordingly, the AEA requested the FERC to suspend the schedule in this proceeding for 60 days pending further notice from AEA regarding future plans for this project. In addition, AEA provided notice that the Initial Study Report meetings previously scheduled for January 2015 were postponed until further notice.  Chugach has been working with and will continue to work with AEA and other parties on this effort.

The 2015 fiscal year State of Alaska capital budget contained $3.5 million in appropriations for Chugach’s Stetson Creek Diversion project. The 2014 fiscal year State of Alaska capital budget contained $287.5 thousand in appropriations for Chugach. Funding for these projects will flow through either the AEA or the Municipality of Anchorage.

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

Critical Accounting Policies

Our accounting and reporting policies comply with United States generally accepted accounting principles (GAAP).  The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that affect results of operations and reported amounts of assets and liabilities in the financial statements.  Significant accounting policies are described in Note 2 to the financial statements, see “Item 8 –Financial Statements and Supplementary Data – Significant Accounting Policies.” Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach's financial condition and results of its operations, and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies.  Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements.  These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP.  For all of these policies management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  Management has discussed the development and the selection of critical accounting policies with Chugach's Audit and Finance Committee. The following policies are considered to be critical accounting policies for the year ended December 31, 2014.

Electric Utility Regulation

Chugach is subject to regulation by the RCA. The RCA sets the rates Chugach is permitted to charge customers based on our specific allowable costs. As a result, Chugach applies FASB ASC 980, “Topic 980 – Regulated Operations.”  Through the ratemaking process, the regulators may require the recognition of costs or revenues in periods different than when they would be recognized by a non-regulated company. This treatment may result in the deferral of expenses and the recording of related regulatory assets based on anticipated future recovery through rates or the deferral of gains or creation of regulatory liabilities. The application of FASB ASC 980 has a further effect on Chugach's financial statements as a result of the estimates of allowable costs used in the ratemaking process. These estimates may differ from those actually incurred by Chugach; therefore, the accounting estimates inherent in specific costs such as depreciation and pension and post-retirement benefits have less of a direct impact on Chugach's results of operations than they would on a non-regulated company. As reflected in the financial statements, see “Item 8 -Financial Statements and Supplementary Data – Note 2j – Deferred Charges and Credits,” significant regulatory assets and liabilities have been recorded. Management reviews the ultimate recoverability of these regulatory assets and liabilities based on applicable regulatory guidelines. However, adverse legislation and judicial or regulatory actions could materially impact the amounts of such regulatory assets and liabilities and could adversely impact Chugach’s financial statements.

Unbilled revenue

Chugach calculates unbilled retail revenue at the end of each month to ensure the recognition of a full month’s revenue.  Chugach estimates calendar-month unbilled sales based on the relationship between current retail customer consumption and actual daily substation deliveries.  Sales equate to total energy delivered to substations, which accounts for total energy production, less losses.  Calendar unbilled revenue is determined by multiplying estimated unbilled kWh sales by respective billing class determinants to produce an estimate of calendar month revenue.  Chugach accrued $9,885,526 and $9,274,135 of unbilled retail revenue at December 31, 2014 and 2013, respectively.

New Accounting Standards

Information concerning New Accounting Standards are described in Note 3 to the financial statements, see “Item 8 – Financial Statements and Supplementary Data – Note 3 – Recent Accounting Pronouncements.”

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

Chugach is exposed to a variety of risks, including changes in interest rates and changes in commodity prices due to repricing mechanisms inherent in one of our gas supply contracts.  In the normal course of our business, we manage our exposure to these risks as described below.  We do not engage in trading market risk-sensitive instruments for speculative purposes.

Interest Rate Risk

At December 31, 2014, our short- and long- term debt was comprised of our 2011 and 2012 Series A Bonds, our CoBank bond and outstanding commercial paper.

The interest rates of Chugach’s 2011 Series A Bonds and 2012 Series A Bonds are fixed and set forth in the table below with carrying value and fair value, measured as Level 1 liabilities, (dollars in millions) at December 31, 2014.

	Maturing	Interest Rate	Carrying Value	Fair Value
2011 Series A, Tranche A	2031	4.20%	$76,500	$79,409
2011 Series A, Tranche B	2041	4.75%	166,500	187,029
2012 Series A, Tranche A	2032	4.01%	67,500	69,289
2012 Series A, Tranche B	2042	4.41%	109,000	117,638
2012 Series A, Tranche C	2042	4.78%	50,000	57,312
Total			$469,500	$510,677

Chugach is exposed to market risk from changes in interest rates associated with our other credit facilities.  Our credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the London Interbank Offered Rate (LIBOR) or the base rate or prime rate of our lenders.  At December 31, 2014, we had $21.0 million of commercial paper outstanding and $27.4 million outstanding on our CoBank bond.  A 100 basis-point rise in interest rates would increase our interest expense by approximately $0.5 million, and a 100 basis point decline in interest rates would decrease our interest expenses by approximately $0.3 million, based on $48.4 million of variable rate debt outstanding at December 31, 2014.

Commodity Price Risk

Chugach has a gas contract that provides for adjustments to gas prices based on fluctuations of certain commodity prices and indices.  Because fuel and purchased power costs are passed directly to our wholesale and retail customers through a fuel and purchased power recovery process, fluctuations in the price paid for gas pursuant to gas supply contracts does not normally impact margins.

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors

Chugach Electric Association, Inc.

We have audited the accompanying balance sheets of Chugach Electric Association, Inc. as of December 31, 2014 and 2013, and the related statements of operations, changes in equities and margins, and cash flows for each of the years in the three-year period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chugach Electric Association, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

March 20, 2015

Anchorage, Alaska

Chugach Electric Association, Inc.

Balance Sheets

December 31, 2014 and 2013

Assets	December 31, 2014	December 31, 2013

Utility Plant:
Electric plant in service	$1,155,500,963	$1,135,356,956
Construction work in progress	21,567,341	28,674,163
Total utility plant	1,177,068,304	1,164,031,119
Less accumulated depreciation	(497,601,371)	(464,880,322)
Net utility plant	679,466,933	699,150,797

Other property and investments, at cost:
Nonutility property	76,889	76,889
Investments in associated organizations	9,923,552	10,204,193
Special funds	666,967	536,546
Restricted cash equivalents	1,705,086	1,956,578
Total other property and investments	12,372,494	12,774,206

Current assets:
Cash and cash equivalents	16,364,962	4,347,163
Special deposits	79,390	158,265
Restricted cash equivalents	1,143,000	1,750,254
Marketable securities	0	10,308,533
Accounts receivable, less provisions for doubtful accounts
of $346,749 in 2014 and $541,747 in 2013	36,060,256	44,633,981
Materials and supplies	26,774,512	25,856,395
Fuel stock	9,652,073	13,029,848
Prepayments	2,178,723	1,863,407
Other current assets	242,682	320,658
Total current assets	92,495,598	102,268,504

Deferred charges, net	21,376,596	23,990,531

Total assets	$805,711,621	$838,184,038

Chugach Electric Association, Inc.

Balance Sheets (continued)

December 31, 2014 and 2013

Liabilities, Equities and Margins	December 31, 2014	December 31, 2013

Equities and margins:
Memberships	$1,631,569	$1,600,058
Patronage capital	164,135,053	162,749,889
Other	11,158,677	11,445,918
Total equities and margins	176,925,299	175,795,865

Long-term obligations, excluding current installments:
Bonds payable	447,083,332	469,499,999
National Bank for Cooperatives note payable	24,941,165	27,414,275
Total long-term obligations	472,024,497	496,914,274

Current liabilities:
Current installments of long-term obligations	24,889,777	24,682,812
Commercial paper	21,000,000	30,000,000
Accounts payable	9,746,175	11,461,303
Consumer deposits	4,914,260	4,851,558
Fuel cost over-recovery	1,462,057	1,635,677
Accrued interest	6,191,608	6,512,860
Salaries, wages and benefits	7,547,316	7,932,363
Fuel	11,137,609	14,834,585
Other current liabilities	4,594,865	5,143,905
Total current liabilities	91,483,667	107,055,063

Deferred compensation	666,967	536,546
Other liabilities, non-current	1,842,000	1,034,777
Deferred liabilities	1,858,455	1,776,826
Patronage capital payable	10,205,739	7,931,295
Cost of removal obligation	50,704,997	47,139,392

Total liabilities, equities and margins	$805,711,621	$838,184,038

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Operations

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012

Operating revenues	$281,318,513	$305,308,427	$266,971,468

Operating expenses:
Fuel	126,038,350	136,610,262	125,836,659
Production	21,082,176	21,911,324	16,739,931
Purchased power	15,608,396	27,836,680	22,104,687
Transmission	6,138,658	6,624,836	5,802,009
Distribution	13,002,157	13,225,242	15,822,104
Consumer accounts	5,887,713	6,014,888	6,013,419
Administrative, general and other	25,036,248	23,131,149	23,519,246
Depreciation and amortization	40,179,181	43,384,116	32,356,900
Total operating expenses	$252,972,879	$278,738,497	$248,194,955

Interest expense:
Long-term debt and other	23,264,041	24,691,582	24,085,371
Charged to construction	(463,335)	(1,310,110)	(9,682,440)
Interest expense, net	$22,800,706	$23,381,472	$14,402,931
Net operating margins	$5,544,928	$3,188,458	$4,373,582

Nonoperating margins:
Interest income	566,639	686,460	447,434
Allowance for funds used during construction	163,151	141,014	258,301
Gain on sale of asset	0	6,436,992	0
Capital credits, patronage dividends and other	240,827	91,119	446,190
Total nonoperating margins	$970,617	$7,355,585	$1,151,925

Assignable margins	$6,515,545	$10,544,043	$5,525,507

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Changes in Equities and Margins

Years Ended December 31, 2014, 2013 and 2012

	Memberships	Other Equities and Margins	Patronage Capital	Total
Balance, January 1, 2012	$1,517,488	$11,358,692	$148,355,246	$161,231,426

Assignable margins	0	0	5,525,507	5,525,507
Retirement/net transfer of capital credits	0	0	(48,079)	(48,079)
Unclaimed capital credit retirements	0	(12,949)	0	(12,949)
Memberships and donations received	41,856	26,612	0	68,468

Balance, December 31, 2012	1,559,344	11,372,355	153,832,674	166,764,373

Assignable margins	0	0	10,544,043	10,544,043
Retirement/net transfer of capital credits	0	0	(1,626,828)	(1,626,828)
Unclaimed capital credit retirements	0	(21,456)	0	(21,456)
Memberships and donations received	40,714	95,019	0	135,733

Balance, December 31, 2013	1,600,058	11,445,918	162,749,889	175,795,865

Assignable margins	0	0	6,515,545	6,515,545
Retirement/net transfer of capital credits	0	0	(5,130,381)	(5,130,381)
Unclaimed capital credit retirements	0	(350,776)	0	(350,776)
Memberships and donations received	31,511	63,535	0	95,046

Balance, December 31, 2014	$1,631,569	$11,158,677	$164,135,053	$176,925,299

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Cash Flows

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Cash flows from operating activities:
Assignable margins	$6,515,545	$10,544,043	$5,525,507

Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation and amortization	40,179,181	43,384,116	32,356,900
Amortization and depreciation cleared to operating expenses	5,777,628	5,912,254	5,882,580
Allowance for funds used during construction	(163,151)	(141,014)	(258,301)
Write off of inventory, deferred charges and projects	974,062	430,453	991,871
Gain on sale of Bernice Lake Power Plant	0	(6,436,992)	0
Other	56,250	240,836	(135,739)

(Increase) decrease in assets:
Accounts receivable, net	6,879,762	4,823,879	(4,276,906)
Fuel cost under-recovery	0	0	1,213,484
Materials and supplies	(1,197,127)	(907,942)	(189,092)
Fuel stock	3,377,775	(3,563,081)	(9,466,767)
Prepayments	(315,316)	293,455	(245,073)
Other assets	978,338	(1,827,291)	27,937
Deferred charges	(1,050,505)	(317,070)	(4,335,252)

Increase (decrease) in liabilities:
Accounts payable	(420,041)	1,775,412	1,454,677
Consumer deposits	62,702	571,657	330,849
Fuel cost over-recovery	(173,620)	(12,074,372)	13,710,049
Accrued interest	(321,252)	(294,347)	(36,266)
Salaries, wages and benefits	(385,047)	597,937	771,512
Fuel	(3,696,976)	(6,033,493)	(3,531,079)
Other current liabilities	4,843,982	2,901,022	3,094,139
Deferred liabilities	34,668	3,399	120,204
Net cash provided by operating activities	61,956,858	39,882,861	43,005,234

Cash flows from investing activities:
Return of capital from investment in associated organizations	351,162	424,484	663,697
Investment in restricted cash equivalents	(142)	0	0
Investment in marketable securities	(217,817)	(327,175)	(10,096,304)
Proceeds from restricted cash equivalents	0	0	120,000,000
Proceeds from the sale of marketable securities	10,522,620	0	0
Proceeds from capital grants	6,960,143	20,329,782	23,117,721
Extension and replacement of plant	(30,303,133)	(64,473,966)	(132,298,134)
Net cash (used in) provided by investing activities	(12,687,167)	(44,046,875)	1,386,980

Cash flows from financing activities:
Payments for debt issue costs	0	0	(1,850,199)
Proceeds from short-term obligations	22,000,000	45,500,000	24,500,000
Proceeds from long-term obligations	0	0	250,000,000
Repayments of short-term obligations	(31,000,000)	(27,000,000)	(188,000,000)
Repayments of long-term obligations	(24,682,812)	(24,493,022)	(133,360,210)
Memberships and donations received	(255,730)	114,277	55,519
Retirement of patronage capital and estate payments	(4,114,541)	(156,565)	(48,079)
Net receipts on consumer advances for construction	801,191	499,018	1,240,106
Net cash used in financing activities	(37,251,892)	(5,536,292)	(47,462,863)

Net change in cash and cash equivalents	12,017,799	(9,700,306)	(3,070,649)

Cash and cash equivalents at beginning of period	$4,347,163	$14,047,469	$17,118,118

Cash and cash equivalents at end of period	$16,364,962	$4,347,163	$14,047,469

Supplemental disclosure of non-cash investing and financing activities:
Retirement of plant	$5,814,886	$24,095,596	$10,405,777
Cost of removal obligation	$3,565,605	$2,511,077	$3,148,135
Extension and replacement of plant included in accounts payable	$2,382,117	$3,817,788	$10,620,219
Patronage capital retired and included in other current liabilities and patronage capital payable	$2,572,670	$2,512,753	$0
Supplemental disclosure of cash flow information - interest expense paid, net of amounts capitalized	$21,835,216	$21,839,391	$13,092,576

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

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

(2)    Significant Accounting Policies

a. Management Estimates

In preparing the financial statements in conformity with United States generally accepted accounting principles (GAAP), the management of Chugach is required to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the reporting period.  Estimates include allowance for doubtful accounts, workers’ compensation, deferred charges and credits, unbilled revenue, the estimated useful life of utility plant and the cost of removal obligation.  Actual results could differ from those estimates.

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

December 31, 2014 and 2013

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

Depreciation and amortization rates have been applied on a straight‑line basis and at December 31, 2014 are as follows:

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

Chugach Electric Association, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

d. Capitalized Interest

Allowance for funds used during construction (AFUDC) and interest charged to construction ‑ credit (IDC) are the estimated costs of the funds used during the period of construction from both equity and borrowed funds.  AFUDC and IDC are applied to specific projects during construction.  AFUDC and IDC calculations use the net cost of borrowed funds when used and is recovered through RCA approved rates as utility plant is depreciated.  For all projects excluding SPP, Chugach capitalized such funds at the weighted average rate (adjusted monthly) of 4.3 percent during 2014, 3.7 percent during 2013 and 4.0 percent during 2012.  For SPP, Chugach capitalized actual interest expense and related fees associated with its construction.

e. Investments in Associated Organizations

The loan agreements with CoBank, ACB (CoBank) and National Rural Utilities Cooperative Finance Corporation (NRUCFC) requires as a condition of the extension of credit, that an equity ownership position be established by all borrowers.  Chugach’s equity ownership in these organizations is less than 1 percent.  These investments are non-marketable and accounted for at cost.  Management evaluates these investments annually for impairment.  No impairment was recorded during 2014, 2013 and 2012.

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

Long‑term obligations – the fair value is estimated based on the quoted market price for same or similar issues (see note 11).

Restricted cash – the carrying amount approximates fair value because of the short maturity of those instruments.

The fair value of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying value due to their short-term nature.

g. Cash and Cash Equivalents / Restricted Cash Equivalents

For purposes of the statement of cash flows, Chugach considers all highly liquid instruments with a maturity of three months or less upon acquisition by Chugach to be cash equivalents.  Chugach has a concentration account with First National Bank Alaska (FNBA).  There is no rate of return or fees on this account.  The concentration account had an average balance of $6,300,149 and $6,262,978 during the years ended December 31, 2014 and 2013, respectively.

Chugach Electric Association, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

On January 12, 2012, Chugach opened a money market account with KeyBank with the balance of proceeds from the 2012 Series A bond purchase, after repaying the outstanding balance of commercial paper.  Chugach’s initial deposit was $69.0 million.  Chugach used the proceeds primarily to fund capital expenditures associated with SPP and closed the account in February of 2013.

In September of 2012, Chugach invested $10.0 million in marketable securities with UBS Financial Services, Inc. (UBS).  In 2014, these securities were used to invest in a money market fund.

Restricted cash equivalents include funds on deposit for future workers’ compensation claims and interim rates collected from customers and escrowed as required by the RCA.  At December 31, 2014 and 2013, restricted cash equivalents included $2.8 million and $3.2 million, respectively, of funds on deposit for future workers’ compensation claims.  At December 31, 2014, there were no restricted cash equivalents representing interim rates collected from customers.  At December 31, 2013, restricted cash equivalents included $0.5 million of interim rates collected from customers and escrowed as required by the RCA.

h. Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.  The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in existing accounts receivable.  Chugach determines the allowance based on its historical write-off experience and current economic conditions.  Chugach reviews its allowance for doubtful accounts monthly.  Past due balances over 90 days in a specified amount are reviewed individually for collectability.  All other balances are reviewed in aggregate.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Chugach does not have any off–balance-sheet credit exposure related to its customers. Included in accounts receivable are invoiced amounts to ML&P for their proportionate share of current SPP costs, which amounted to $0.9 and $1.8 million in 2014 and 2013, respectively.  In addition, accounts receivable includes invoiced amounts for grants to support the construction of facilities to divert water and safely transmit electricity, which amounted to $1.1 million in 2014 and $2.8 million in 2013.

i. Materials and Supplies

Materials and supplies are stated at average cost.

j. Deferred Charges and Credits

In accordance with FASB ASC 980, Chugach’s financial statements reflect regulatory assets and liabilities.  Continued accounting under FASB ASC 980 requires that certain criteria be met. We capitalize all or part of costs that would otherwise be charged to expense if it is probable that future revenue in an amount at least equal to the capitalized cost will result from inclusion of that cost in allowable costs for ratemaking purposes and future revenue will be provided to permit recovery of the previously incurred cost.  Management believes Chugach’s operations currently satisfy these criteria.

Chugach Electric Association, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

Chugach regulatory asset recoveries are embedded in base rates approved by the RCA.  Specific costs incurred and recorded as Regulatory Assets, including the amortization period for recovery, are approved by the RCA either in standard Simplified Rate Filings (SRF), general rate case filings or specified independent requests.  The rates approved related to the regulatory assets are matched to the amortization of actual expenses recognized. The regulatory assets are amortized and collected through rates over differing periods depending upon the period of benefit as established by the RCA.  Deferred credits, primarily representing regulatory liabilities, are amortized to operating expense over the period required for ratemaking purposes.  It also includes refundable contributions in aid of construction, which are credited to the associated cost of construction of property units.  Refundable contributions in aid of construction are held in deferred credits pending their return or other disposition.  If events or circumstances should change so the criteria are not met, the write off of regulatory assets and liabilities could have a material effect on Chugach’s financial position, results of operations or cash flows.

k. Patronage Capital

Revenues in excess of current period costs (net operating margins and nonoperating margins) in any year are designated on Chugach's statement of operations as assignable margins. These excess amounts (i.e. assignable margins) are considered capital furnished by the members, and are credited to their accounts and held by Chugach until such future time as they are retired and returned without interest at the discretion of the Board of Directors (Board).  Retained assignable margins are designated on Chugach's balance sheet as patronage capital.  This patronage capital constitutes the principal equity of Chugach.  The Board may also approve the return of capital to former members and estates who request early retirements at discounted rates under a discounted capital credits retirement plan authorized by the Board in September of 2002.

l. Operating Revenues

Revenues are recognized upon delivery of electricity.  Operating revenues are based on billing rates authorized by the RCA, which are applied to customers' usage of electricity.  Chugach’s rates are established, in part, on test period sales levels that reflect actual operating results.  Chugach calculates unbilled revenue at the end of each month to ensure the recognition of a calendar year’s revenue.  Chugach accrued $9,885,526 and $9,274,135 of unbilled retail revenue at December 31, 2014 and 2013, respectively.  Wholesale revenue is recorded from metered locations on a calendar month basis, so no estimation is required.  Chugach's tariffs include provisions for the recovery of gas costs according to gas supply contracts, as well as purchased power costs.

m. Fuel and Purchased Power Costs Recovery

Expenses associated with electric services include fuel used to generate electricity and power purchased from others.  Chugach is authorized by the RCA to recover fuel and purchased power costs through the fuel and purchased power adjustment process, which is adjusted quarterly to reflect increases and decreases of such costs.  We recognize differences between projected recoverable fuel costs and amounts actually recovered through rates.  The fuel cost under/over recovery on our Balance Sheet represents the net accumulation of any under- or over-collection of fuel and purchase power costs.  Fuel cost under-recovery will appear as an asset on our Balance Sheet and will be collected from our members in subsequent periods.  Conversely, fuel

Chugach Electric Association, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

cost over-recovery will appear as a liability on our Balance Sheet and will be refunded to our members in subsequent periods.  Fuel costs were over-recovered by $1,462,057 and by $1,635,677 in 2014 and 2013, respectively.  Total fuel and purchased power costs in 2014, 2013, and 2012 were $141,646,746, $164,446,942, and $147,941,346, respectively.

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

o. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the years ended December 31, 2014, 2013 and 2012 was in compliance with that provision.  In addition, as described in Note (15) – “Commitments and Contingencies,” Chugach collects sales tax and is assessed gross revenue and excise taxes which are presented on a net basis in accordance with FASB ASC 605-45-50, “Topic 605 - Revenue Recognition – Subtopic 45 - Principal Agent Considerations – Section 50 - Disclosure.”

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

Management has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements for all periods presented.  Chugach’s evaluation was performed for the tax periods ended December 31, 2012 through December 31, 2014 for United States Federal Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2014.

p. Consumer Deposits

Consumer deposits are the amounts certain customers are required to deposit to receive electric service.  Consumer deposits for the years ended December 31, 2014 and 2013, totaled $2.9 million and $2.5 million, respectively.  Consumer deposits also represent customer credit balances as a result of prepaid accounts.  Credit balances for the years ended December 31, 2014 and 2013 totaled $2.0 million and $2.4 million, respectively.

Chugach Electric Association, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

q. Grants

Chugach has received federal and state grants to offset storm related expenditures and to support the construction of facilities to transport fuel, divert water and safely transmit electricity to its consumers.  Grant proceeds used to construct or acquire equipment are offset against the carrying amount of the related assets while grant proceeds for storm related expenditures are offset against the actual expense incurred, which totaled $4.8 million and $17.4 million in 2014 and 2013, respectively.

r. Fuel Stock

Fuel Stock is the weighted average cost of fuel injected into Cook Inlet Natural Gas Storage Alaska (CINGSA), which began service in the second quarter of 2012.  Chugach’s fuel balance in storage for the years ended December 31, 2014 and 2013 amounted to $9.7 million and $13.0 million, respectively.

s. Marketable Securities

Chugach had a bond investment portfolio, which consisted of marketable securities reported at fair value with gains and losses included in earnings.  On August 12, 2014, Chugach sold its marketable securities portfolio and therefore had no balance at December 31, 2014.  At December 31, 2013, the carrying amount and fair value was $10.3 million.

t. Reclassifications

For the year ended December 31, 2014, Chugach recorded the following reclassification for the year ended December 31, 2013:

A reclassification representing the long-term portion of funds on deposit for future workers’ compensation claims, included as restricted cash equivalents, previously reported as a current asset and now reported as other property and investments.  The impact of this reclassification was an increase to total other property and investments and a decrease to current assets of $2.0 million in 2013.  A reclassification representing the long-term portion of the liability for future workers’ compensation claims previously reported as salaries, wages and benefits and now included as other liabilities, non-current.  The impact of this reclassification was an increase to other liabilities, non-current, and a decrease to current liabilities of $1.0 million in 2013.

For the year ended December 31, 2014, Chugach recorded the following reclassifications for the years ended December 31, 2013 and 2012:

A reclassification representing the gross versus net presentation of cash received for capital grants, included as cash flows from investing, previously reported as extension and replacement of plant and now reported as proceeds from capital grants.  These reclassifications had no impact on net cash used in investing activities.

Chugach Electric Association, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

(3)    Recent Accounting Pronouncements

ASC Update 2014-09 “Revenue from Contracts with Customers (Topic 606)”

In May of 2014, the FASB issued ASC Update 2014-09, “Revenue from Contracts with Customers (Topic 606).”  ASC Update 2014-09 provides guidance for the recognition, measurement and disclosure of revenue related to the transfer of promised goods or services to customers.  This update is effective for fiscal years beginning after December 15, 2016, for which early adoption is prohibited.  Chugach will begin application of ASC 2014-09 on January 1, 2017.  Chugach is evaluating the effect on its results of operations, financial position, and cash flows.

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

Chugach had a Level 1 bond investment portfolio, which consisted of marketable securities reported at fair value with gains and losses included in earnings.  At December 31, 2013, the bond portfolio had a balance of $10,308,533 measured at fair value on a recurring basis.  On August 12, 2014, Chugach sold the bond portfolio and invested the proceeds in a money market fund.

Chugach had no Level 2 or 3 assets or liabilities measured at fair value on a recurring basis.  Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.

Chugach Electric Association, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

(5)    Regulatory Matters

Operation and Regulation of the Alaska Railbelt Transmission System

On February 11, 2015, the RCA voted in favor of opening a docket to investigate and receive input on alternative transmission structures for the Railbelt.  On February 27, 2015, the RCA issued Order No. 1 to docket I-15-001 requiring interested parties to respond by March 31, 2015, to questions outlined in the order regarding the creation of an independent system operator for Railbelt transmission.

June 2014 Test Year General Rate Case

Chugach’s June 2014 test year rate case was finalized and submitted to the RCA on February 13, 2015.  Chugach requested a system base rate increase of approximately $21.3 million, or 20 percent on total base rate revenues for rates effective in April 2015.  The filing also includes updates to firm and non-firm transmission wheeling rates and attendant ancillary services in support of third-party transactions on the Chugach transmission system.  The primary driver of the rate changes is the reduction in fixed-cost contributions resulting from the March 31, 2015 expiration of the Interim Power Sales Agreement between Chugach and MEA.

Chugach submitted proposed adjustments to its fuel and purchased power rates under a separate tariff advice letter to become effective at the same time which allows interim base rate increases to be synchronized with reductions in fuel costs resulting from system heat rate improvements and a greater share of hydroelectric generation used to meet the load requirements of the remaining customers on the system.  In combination with Chugach’s fuel and purchased power rate adjustment filing for rates effective in April 2015, the effective increase to retail customer bills is approximately 2.0 to 5.0 percent.

Amended Eklutna Generation Station 2015 Dispatch Services Agreement

On February 13, 2015, Chugach submitted the Amended Eklutna Generation Station 2015 Dispatch Services Agreement to the RCA for dispatch services to be provided by Chugach to MEA for a one-year period.  If approved by the RCA, the Agreement becomes effective April 1, 2015 and remains in effect through March 31, 2016, unless extended by MEA.   MEA may extend the Agreement through March 31, 2017 by providing written notice to Chugach on or before December 31, 2015.  Under the Agreement, Chugach provides electric and natural gas dispatch services for MEA’s Eklutna Generation Station (EGS), electric dispatch services for the Bradley Lake Hydroelectric Project (Bradley Lake), and electric dispatch coordination services for the Eklutna Hydroelectric Project (Eklutna Hydro) beginning with EGS’ Full Commercial Operation.  If approved, Chugach will receive $40,000 per month from MEA for these services.

MEA Interim Power Sales Agreement

On August 12, 2014, MEA notified Chugach that their newly constructed power plant, the Eklutna Generation Station (EGS), would not be completed by January 1, 2015.  On September 30, 2014, Chugach entered into an Interim Power Sales Agreement (Agreement) to provide MEA with all demand and energy requirements on a firm basis based on existing tariffed rates for a minimum one quarter period beginning on January 1, 2015, and ending on March 31, 2015.

Chugach Electric Association, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

Under the terms of the agreement, Chugach agreed to purchase from MEA the output of up to four units from their plant upon commercial operation through the term of the agreement.  Chugach proposed to purchase the pooled energy and recover the costs from its members, including MEA, through Chugach’s fuel and purchased power adjustment process.  MEA will supply and deliver any and all additional gas and attendant transportation necessary for Chugach to produce electric service to MEA arising as a result of the electric services to be provided by Chugach pursuant to the Agreement.

On December 22, 2014, the RCA issued a letter order approving both the Agreement and Chugach’s proposal to recover costs incurred under the Agreement through its fuel and purchased power rate adjustment process.  As part of the approval, the RCA required Chugach to provide monthly information on MEA gas deliveries to Chugach, system heat rates with and without EGS, and the number of EGS units made commercially available during each month of the contract.

Pursuant to the agreement, MEA was required to notify Chugach if it planned to exercise an option to extend the agreement an additional quarter. On January 5, 2015, MEA notified Chugach that it would not be extending the agreement.

On January 30, 2015, MEA notified Chugach that it had four units available to pool with Chugach units to meet the combined system load of Chugach and MEA. These units were subsequently placed into economic dispatch.

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

The RCA issued an order on February 27, 2015, requiring ML&P to file a separate report addressing the nature and estimate of any adverse cost impacts attributable to FIW integration, as well as the estimated costs and equipment needed for measurement.  ML&P’s report to the RCA is due April 28, 2015.

Chugach Electric Association, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

AIX, Energy LLC

On December 22, 2014, Chugach executed an agreement with AIX, Energy LLC (“AIX Agreement”) which allows for natural gas purchases by Chugach from AIX Energy from March 1, 2015 through February 29, 2016.  The AIX Agreement provides flexibility in both the purchase price and volumes, with specific prices and volumes to be determined by each transaction.  However, the price of gas cannot exceed $6.24 per thousand cubic feet (Mcf) and the total volume of gas is capped at 300,000 Mcf, or a maximum total outlay of approximately $1.9 million.  As the AIX Agreement is for a term less than one year, approval of the agreement by the RCA is not required; however, Chugach submitted a filing to the RCA seeking approval to recover purchases made under the agreement as a new cost element in its fuel and purchased power adjustment process.

First Amendment to the Gas Sale and Purchase Agreement with Hilcorp

On July 31, 2014, Chugach filed the First Amendment to the Gas Sale and Purchase Agreement (Amendment) between Hilcorp Alaska, LLC (Hilcorp) and Chugach for gas delivery from February 1, 2015, through March 31, 2019, for RCA review and approval.  The RCA approved the original Gas Sale and Purchase Agreement between Hilcorp and Chugach in September 2013, which provided up to 100 percent of Chugach’s unmet gas needs from January 1, 2015, through March 31, 2018.  The Amendment extends the contract term for firm deliveries by one year and expands the time horizon for non-firm purchases.  Specifically, the Amendment provides a firm gas supply for a significant portion of Chugach’s gas supply needs from April 1, 2018, through March 31, 2019, and gives Chugach the right to purchase additional portions of its firm gas supply needs, if requested.  The Amendment also provides a non-firm gas supply for deliveries through March 2019, if both parties agree.

Chugach received notification on September 11, 2014, that the Amendment was approved by the RCA.  The RCA also approved Chugach’s request to recover gas costs incurred under the Amendment through its fuel and purchased power adjustment process.

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

Chugach Electric Association, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

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

On February 12, 2015, the RCA issued Order No. 9 of U-14-001 accepting the stipulation on revenue requirement matters and resolving the remaining issues in the docket.

The RCA required Chugach to submit updated tariffs reflecting the results of the RCA order and the stipulations entered into the case, including a detailed refund plan, which Chugach submitted on March 13, 2015.

(6)    Utility Plant

Major classes of utility plant as of December 31 are as follows:

Electric plant in service:	2014	2013
Steam production plant	$60,516,027	$60,462,671
Hydraulic production plant	20,594,429	20,546,809
Southcentral Power Project plant	248,970,341	5,153,237
Other production plant	130,356,979	116,898,472
Transmission plant	261,173,934	249,483,480
Distribution plant	281,706,456	258,474,600
General plant	53,452,136	48,517,709
Unclassified electric plant in service[1]	91,446,881	369,280,657
Intangible plant[1]	5,455,371	4,710,912
Other[1]	1,828,409	1,828,409
Total electric plant in service	1,155,500,963	1,135,356,956
Construction work in progress	21,567,341	28,674,163
Total electric plant in service and construction work in progress	$1,177,068,304	$1,164,031,119

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

Chugach Electric Association, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

(7)    Investments in Associated Organizations

Investments in associated organizations include the following at December 31:

	2014	2013
NRUCFC	$6,095,980	$6,095,980
CoBank	3,763,697	4,044,338
NRUCFC Capital Term Certificates and other	63,875	63,875
Total investments in associated organizations	$9,923,552	$10,204,193

The Farm Credit Administration, CoBank's federal regulators, requires minimum capital adequacy standards for all Farm Credit System institutions.  Loan agreements and financing arrangements with CoBank and NRUCFC require, as a condition of the extension of credit, that an equity ownership position be established by all borrowers.

(8)    Deferred Charges and Credits

Deferred Charges

Deferred charges, or regulatory assets, net of amortization, consisted of the following at December 31:

	2014	2013
Debt issuance and reacquisition costs	$3,263,937	$3,611,498
Refurbishment of transmission equipment	123,457	132,717
Feasibility studies	578,806	912,537
Beluga gas compression	1,017,733	1,526,599
Cooper Lake relicensing / projects	5,540,212	5,670,314
Fuel supply	898,849	971,209
Major overhaul of steam generating unit	0	1,285,942
Other regulatory deferred charges	2,435,855	1,759,448
Bond interest - market risk management	6,402,875	6,960,044
Environmental matters and other	1,114,872	1,160,223
Total deferred charges	$21,376,596	$23,990,531

Deferred charges, or regulatory assets, not currently being recovered in rates charged to consumers, consisted of the following at December 31:

	2014	2013
Fuel supply (negotiations/studies/compression)	$0	$231,712
Studies and other	387,253	336,017
Storm damage	971,071	0
Wind project	34,543	34,543
Total deferred charges	$1,392,867	$602,272

Chugach Electric Association, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

The amount related to storm damage was subsequently approved by the RCA on February 21, 2015, see Note (5) – Regulatory Matters – 2013 General Rate Case.”

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

Deferred Credits

Deferred credits, or regulatory liabilities, at December 31 consisted of the following:

	2014	2013
Refundable consumer advances for construction	$787,824	$773,089
Estimated initial installation costs for meters	98,964	104,037
Post retirement benefit obligation	874,000	899,700
Other	97,667	0
Total deferred costs	$1,858,455	$1,776,826

(9)    Patronage Capital

Chugach has a Board-approved capital credit retirement policy, which is contained in Chugach’s Financial Forecast.  This establishes, in general, a plan to return the capital credits of wholesale and retail customers based on the members’ proportionate contribution to Chugach’s assignable margins.  At December 31, 2014, Chugach had $164,135,053 of patronage capital (net of capital credits retired in 2014), which included $157,619,508 of patronage capital that had been assigned and $6,515,545 of patronage capital to be assigned to its members.  Approval of actual capital credit retirements is at the discretion of the Chugach Board.  Chugach records a liability when the retirements are approved by the Board.  During 2008, the Board approved the deferral of capital credit retirements after 2009, excluding discounted capital credits, due to the construction of SPP and the anticipated loss of wholesale load in 2013 and 2014.  In December of 2013, the Board resumed its capital credit retirement program.

Chugach entered into an agreement with HEA to return all of its patronage capital within five years after expiration of its power sales agreement, which was  December 31, 2013.  This patronage capital retirement was related to a settlement agreement associated with the 2005 Test Year General Rate Case (Docket U-06-134).  The RCA accepted the parties’ settlement agreement on August 9, 2007.  HEA’s patronage capital payable was $7.9 million at December 31, 2014 and 2013, respectively.

In an agreement reached in May of 2014 with MEA, capital credits retired to MEA are classified as patronage capital payable on Chugach’s Balance Sheet.  MEA’s patronage capital payable was $2.3 million at December 31, 2014.

Chugach Electric Association, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

The Second Amended and Restated Indenture of Trust (the Indenture) and the CoBank Amended and Restated Master Loan Agreement prohibit Chugach from making any distribution of patronage capital to Chugach’s customers if an event of default under the Indenture or debt agreements exists.  Otherwise, Chugach may make distributions to Chugach’s members in each year equal to the lesser of 5 percent of Chugach’s patronage capital or 50 percent of assignable margins for the prior fiscal year.  This restriction does not apply if, after the distribution, Chugach’s aggregate equities and margins as of the end of the immediately preceding fiscal quarter are equal to at least 30 percent of Chugach’s total liabilities and equities and margins.    Capital credits retired, net of HEA’s allocations, were $5,130,381,  $1,626,828, and $48,079 for the years ended December 31, 2014, 2013, and 2012, respectively.  With the exception of HEA’s patronage capital payable, the outstanding liability for capital credits authorized but not paid at December 31, 2014, and 2013 was $1,042,064 and $1,470,263, respectively.

(10)  Other Equities

A summary of other equities at December 31 follows:

A summary of other equities at December 31 follows:

	2014	2013
Nonoperating margins, prior to 1967	$23,625	$23,625
Donated capital	1,806,424	1,742,889
Unclaimed capital credit retirement[1]	9,328,628	9,679,404
Total other equities	$11,158,677	$11,445,918

1Represents unclaimed capital credits that have met all requirements of section 34.45.200 of Alaska’s unclaimed property law and has therefore reverted to Chugach.

Chugach Electric Association, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

(11)  Debt

Long-term obligations at December 31 are as follows:	2014	2013

2011 CoBank bond, 2.51% variable rate notes maturing in 2022, with interest payable monthly and principal due annually beginning in 2003	$27,414,275	$29,680,420

2011 Series A Bond of 4.20%, maturing in 2031, with interest payable semi-annually March 15 and September 15 and principal due annually beginning in 2012	76,500,000	81,000,000

2011 Series A Bond of 4.75%, maturing in 2041, with interest payable semi-annually March 15 and September 15 and principal due annually beginning in 2012	166,499,999	172,666,666

2012 Series A Bond of 4.01%, maturing in 2032, with interest payable semi-annually March 15 and September 15 and principal due annually beginning in 2013	67,500,000	71,250,000

2012 Series A Bond of 4.41%, maturing in 2042, with interest payable semi-annually March 15 and September 15 and principal due annually between 2013 and 2020 and between 2032 and 2042	109,000,000	117,000,000

2012 Series A Bond of 4.78%, maturing in 2042, with interest payable semi-annually March 15 and September 15 and principal due annually beginning in 2023	50,000,000	50,000,000

Total long-term obligations	$496,914,274	$521,597,086

Less current installments	24,889,777	24,682,812

Long-term obligations, excluding current installments	$472,024,497	$496,914,274

Covenants

Chugach is required to comply with all covenants set forth in the Indenture that secures the 2011 Series A Bonds, the 2012 Series A Bonds and the 2011 CoBank bond.

The CoBank bond is governed by the Amended and Restated Master Loan Agreement, which is now secured by the Indenture dated January 20, 2011.

Chugach Electric Association, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

Chugach is also required to comply with the 2010 Credit Agreement, between Chugach and NRUCFC, KeyBank National Association, Bank of America, N.A., Bank of Montreal, CoBank, ACB and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch as amended June 29, 2012, governing loans and extensions of credit associated with Chugach’s commercial paper program, in an aggregate principal amount not exceeding $100.0 million at any one time outstanding.

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

December 31, 2014 and 2013

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

Maturities of Long‑term Obligations

Long-term obligations at December 31, 2014, mature as follows:

Year ending December 31	2011 Series A Bonds	CoBank Note	2012 Series A Bonds	Total
2015	10,666,667	2,473,110	11,750,000	24,889,777
2016	10,666,667	2,699,313	10,750,000	24,115,980
2017	10,666,667	2,945,954	10,750,000	24,362,621
2018	10,666,667	3,215,267	10,750,000	24,631,934
2019	10,666,667	3,509,142	10,750,000	24,925,809
Thereafter	189,666,664	12,571,489	171,750,000	373,988,153
	$242,999,999	$27,414,275	$226,500,000	$496,914,274

Lines of credit

Chugach maintains a $50.0 million line of credit with NRUCFC.  Chugach did not utilize this line of credit in 2014 or 2013, and therefore had no outstanding balance at December 31, 2014 and 2013.  The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC. The borrowing rate was 2.90 percent at December 31, 2014 and 2013.

The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance.  The NRUCFC line of credit expires October 12, 2017, and is immediately available for unconditional borrowing.

Chugach Electric Association, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

Commercial Paper

On November 17, 2010, Chugach entered into a $300.0 million Unsecured Credit Agreement, which is used to back Chugach’s Commercial Paper Program.  The participating banks were NRUCFC, Bank of America, N.A., KeyBank National Association, JPMorgan Chase Bank, N.A., Bank of Montreal, CoBank, ACB, Goldman Sachs Bank USA, Bank of Taiwan, Los Angeles Branch and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch.  Effective May 4, 2012, Chugach reduced the commitment amount to $100.0 million and on June 29, 2012, amended and extended the Credit Agreement to update the pricing and extend the term.  The new pricing includes an all-in drawn spread of one month London Interbank Offered Rate (LIBOR) plus 107.5 basis points, along with a 17.5 basis points facility fee (based on an A- unsecured debt rating).  The Amended Unsecured Credit Agreement now expires on November 17, 2016.  The participating banks include NRUCFC, KeyBank National Association, Bank of America, N.A., Bank of Montreal, CoBank and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch.  Our commercial paper can be repriced between one day and 270 days.  Chugach is expected to continue to issue commercial paper in 2015, as needed, however, the requirement for short-term borrowing has decreased.

Chugach had $21.0 million and $30.0 million of commercial paper outstanding at December 31, 2014 and 2013, respectively.

The following table provides information regarding 2014 monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate	Month	Average Balance	Weighted Average Interest Rate
January 2014	$28.8	0.20	July 2014	$31.2	0.19
February 2014	$23.8	0.19	August 2014	$27.4	0.19
March 2014	$35.2	0.19	September 2014	$33.3	0.19
April 2014	$39.2	0.19	October 2014	$34.6	0.20
May 2014	$33.2	0.19	November 2014	$28.7	0.20
June 2014	$30.2	0.20	December 2014	$25.2	0.25

Chugach Electric Association, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

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

Chugach Electric Association, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

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

	Carrying Value	Fair Value
Long-term obligations (including current installments)	$496,914	$538,091

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

Chugach made contributions to all significant pension plans for the years ended December 31, 2014, 2013 and 2012 of $6.8 million, $6.8 million and $6.6 million, respectively.  The rate and number of employees in all significant pension plans did not materially change for the years ended December 31, 2014, 2013 and 2012.

Chugach Electric Association, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

The following table provides information regarding pension plans which Chugach considers individually significant:

	Alaska Electrical Pension Plan[3]			NRECA Retirement Security Plan[3]
Employer Identification Number	92-6005171			53-0116145
Plan Number	001			333
Year-end Date	December 31			December 31
Expiration Date of CBA's	June 30, 2017			N/A2
Subject to Funding Improvement Plan	No			No4
Surcharge Paid	N/A			N/A4
	2014	2013	2012	2014	2013	2012
Zone Status	Green	Green	Green	N/A1	N/A1	N/A1
Required minimum contributions	None	None	None	N/A	N/A	N/A
Contributions (in millions)	$3.3	$3.4	$3.6	$3.5	$3.4	$3.0
Contributions > 5% of total plan contributions	Yes	Yes	Yes	No	No	No

1A “zone status” determination is not required, and therefore not determined under the Pension Protection Act (PPA) of 2006.

2The CEO is the only non-union employee subject to an employment agreement, which is effective through July 17, 2016.

3The Alaska Electrical Pension Plan is publicly available.  The NRECA Retirement Security Plan is available on Chugach’s website at www.chugachelectric.com.

4The provisions of the PPA do not apply to the RS Plan, therefore, funding improvement plans and surcharges are not applicable.  Future contribution requirements are determined each year as part of the actuarial valuation of the RS Plan and may change as a result of plan experience.

Health and Welfare Plans

Health and welfare benefits for union employees are provided through the Alaska Electrical Health and Welfare Trust and the Alaska Hotel, Restaurant and Camp Employees Health and Welfare and Pension Trust Fund.  Chugach participates in multi-employer plans that provide substantially all union workers with health care and other welfare benefits during their employment with Chugach.  Chugach pays a defined amount per union employee pursuant to collective bargaining unit agreements.  Amounts charged to benefit costs and contributed to the health and welfare plans for these benefits for the years ending December 31, 2014, 2013, and 2012 were $4.5 million, $4.1 million, and $4.3 million, respectively.

Chugach participates in a multi-employer plan through the Group Benefits Program of NRECA for non-union employees.  Amounts charged to benefit cost and contributed to this plan for those benefits for the years ended December 31, 2014, 2013, and 2012 totaled $2.9 million, $2.9 million, and $2.5 million respectively.

Chugach Electric Association, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

Money Purchase Pension Plan

Chugach participates in a multi-employer defined contribution money purchase pension plan covering some employees who are covered by a collective bargaining agreement.  Contributions to the Plan are made based on a percentage of each employee’s compensation.  Contributions to the money purchase pension plan for the years ending December 31, 2014, 2013 and 2012 were $149.2 thousand, $147.9 thousand and $141.0 thousand, respectively.

401(k) Plan

Chugach has a defined contribution 401(k) retirement plan which covers substantially all employees who, effective January 1, 2008, can participate immediately.  Employees who elect to participate may contribute up to the Internal Revenue Service’s maximum of $17,500, $17,500 and $17,000 in 2014, 2013 and 2012 respectively, and allowed catch-up contributions for those over 50 years of age of $5,500 in 2014, 2013 and 2012.  Chugach does not make contributions to the plan.

Deferred Compensation

Effective January 1, 2011, Chugach participates in Vanguard’s unfunded Deferred Compensation Program (the Program) to allow highly compensated employees who elect to participate in the Program to defer a portion of their current compensation and avoid paying tax on the deferrals until received.  The program is a non-qualified plan under Internal Revenue Code 457(b).

Deferred compensation accounts are established for the individual employees, however, they are considered to be owned by Chugach until a distribution is made.  The amounts credited to the deferred compensation account, including gains or losses, are retained by Chugach until the entire amount credited to the account has been distributed to the participant or to the participant’s beneficiary.  The balance of the Program for the years ending December 31, 2014, 2013 and 2012 was $666,967, $536,546 and $570,027, respectively.

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

Chugach Electric Association, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

(13)  Bradley Lake Hydroelectric Project

Chugach is a participant in the Bradley Lake Hydroelectric Project (Bradley Lake).  Bradley Lake was built and financed by the Alaska Energy Authority (AEA) through State of Alaska grants and $166.0 million of revenue bonds.  Chugach and other participating utilities have entered into take‑or‑pay power sales agreements under which shares of the project capacity have been purchased and the participants have agreed to pay a like percentage of annual costs of the project (including ownership, operation and maintenance costs, debt service costs and amounts required to maintain established reserves).  Under these take‑or‑pay power sales agreements, the participants have agreed to pay all project costs from the date of commercial operation even if no energy is produced.  Chugach has a 30.4 percent share, or 27.4 megawatts (MW) as currently operated, of the project’s capacity.  The share of Bradley Lake indebtedness for which we are responsible is approximately  $24.0 million. Upon the default of a Bradley Lake participant, and subject to certain other conditions, AEA is entitled to increase each participant’s share of costs pro rata, to the extent necessary to compensate for the failure of another participant to pay its share, provided that no participant’s percentage share is increased by more than 25 percent.  Upon default, Chugach could be faced with annual expenditures of approximately $5.4 million as a result of Chugach’s Bradley Lake take-or-pay obligations.  Management believes that such expenditures, if any, would be recoverable through the fuel recovery process.

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

The following represents information with respect to Bradley Lake at June 30, 2014 (the most recent date for which information is available).  Chugach's share of expenses was $5,228,907 in 2014, $4,882,163 in 2013, and $4,223,784 in 2012 and is included in purchased power in the accompanying financial statements.

(In thousands)	Total	Proportionate Share
Plant in service	$173,058	$52,610
Long-term debt	71,155	21,631
Interest expense	4,127	1,255

Chugach's share of a Bradley Lake transmission line financed internally is included in Intangible Electric Plant.

Chugach Electric Association, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

(14)    Eklutna Hydroelectric Project

Along with two other utilities, Chugach purchased the Eklutna Hydroelectric Project from the federal government in 1997. Ownership was transferred from the United States Department of Energy’s Alaska Power Administration jointly to Chugach (30 percent), MEA (17 percent) and ML&P (53 percent).

Plant in service in 2014 included  $4,442,440, net of accumulated depreciation of $2,017,032, which represents Chugach’s share of the Eklutna Hydroelectric Project. In 2013, plant in service included $4,562,310, net of accumulated depreciation of $1,854,083.  The facility is operated by Chugach and maintained jointly by Chugach and ML&P.  Each participant contributes their proportionate share for operation, maintenance and capital improvement costs to the plant, as well as to the transmission line between Anchorage and the plant.  Under net billing arrangements, Chugach then reimburses MEA for their share of the costs.  Chugach’s share of expenses was $761,613, $730,122, and $682,757 in 2014, 2013, and 2012, respectively, and is included in purchased power, power production and depreciation expense in the accompanying financial statements.  ML&P performs major maintenance at the plant. Chugach performs the daily operation and maintenance of the power plant, providing personnel who perform daily plant inspections, meter reading, monthly report preparation, and other activities as required.

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

Chugach is the principal supplier of power under a wholesale power contract with MEA and was the principal supplier of power under a wholesale power contract with HEA until December 31, 2013.  The MEA contract, including the fuel component, represented $70.7 million, or 26 percent, of sales revenue in 2014.  The MEA and HEA contracts, including the fuel component, represented $103.1 million, or 34 percent, in 2013, and $100.6 million, or 39 percent, in 2012.  The HEA contract expired December 31, 2013, and the MEA contract now expires March 31, 2015.  Pursuant to contract provisions, notification was made by MEA that they did not intend to renew their contract.  All rates are established by the RCA.

Chugach Electric Association, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

Fuel Supply Contracts

Chugach has fuel supply contracts from various producers at market terms.  Previous contracts expired at the end of the currently committed volumes in 2010 and 2011.  A gas supply contract between Chugach and ConocoPhillips Alaska, Inc. and ConocoPhillips, Inc. (collectively “ConocoPhillips”), was approved by the RCA effective August 21, 2009.  The new contract provided gas beginning in 2010 and will terminate December 31, 2016.  The total amount of gas under the contract is now estimated to be 60 Bcf.  The RCA approved a new natural gas supply contract with Marathon Alaska Production, LLC (MAP) effective May 17, 2010. This contract includes two contract extensions that were exercised in 2011.  Effective February 1, 2013, this gas purchase agreement was assigned to Hilcorp, who purchased MAP’s assets in Cook Inlet.  This contract provided gas beginning April 1, 2011, and will expire March 31, 2019.  The total amount of gas under contract is now estimated up to 49 Bcf.  These contracts fill 100 percent of Chugach’s needs through March 31, 2019.  All of the production is expected to come from Cook Inlet, Alaska.

In 2014, 87 percent of our power was generated from gas, with 57 percent generated at the Beluga Power Plant and 43 percent generated at SPP.  In 2013 and 2012, 87 percent and 89 percent of our power was generated from gas, respectively, with 47 percent and 83 percent generated at Beluga, and 31 percent generated at SPP in 2013.

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

	2014	2013	2012
Marathon Oil Company	0.0%	4.5%	72.0%
Chevron / Unocal / Hilcorp	50.4%	46.4%	1.3%
ConocoPhillips (COP)	43.6%	42.8%	24.2%
ENSTAR	2.0%	2.1%	2.2%
Hilcorp Pipeline	3.0%	3.8%	0.0%
Miscellaneous	1.0%	0.4%	0.3%

Patronage Capital Payable

Pursuant to agreements reached with HEA and MEA, and discussed in Note (9) – “Patronage Capital,” patronage capital allocated or retired to HEA or MEA is classified as patronage capital payable on Chugach’s balance sheet.  HEA’s patronage capital payable was $7.9 million at December 31, 2014 and 2013.    MEA’s patronage capital payable was $2.3 million at December 31, 2014.

Chugach Electric Association, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

Regulatory Cost Charge

In 1992, the State of Alaska Legislature passed legislation authorizing the Department of Revenue to collect a Regulatory Cost Charge from utilities to fund the governing regulatory commission, which is currently the RCA.  The tax is assessed on all retail consumers and is based on kilowatt-hour (kWh) consumption.  The tax is collected monthly and remitted to the State of Alaska quarterly.  The Regulatory Cost Charge has changed since its inception (November of 1992) from an initial rate of $0.000626 per kWh to the current rate of $0.000754, effective July 1, 2014.  The tax is reported on a net basis and the tax is not included in revenue or expense.

Sales Tax

Chugach collects sales tax on retail electricity sold to Kenai and Whittier consumers.  The tax is collected monthly and remitted to the Kenai Peninsula Borough quarterly.  Sales tax is reported on a net basis and the tax is not included in revenue or expense.

Gross Revenue Tax

Chugach pays to the State of Alaska a gross revenue tax in lieu of state and local ad valorem, income and excise taxes on electricity sold in the retail market.  The tax is accrued monthly and remitted annually.

Production Taxes

Production taxes on Chugach fuel purchases are paid directly to our gas producers and are recorded under “Fuel” in Chugach’s financial statements.

Underground Compliance Charge

In 2005, the Anchorage Municipal Assembly adopted an ordinance to require utilities to convert overhead distribution lines to underground.  To comply with the ordinance, Chugach must expend two percent of a three-year average of gross retail revenue within the Municipality of Anchorage annually in moving existing distribution overhead lines underground.  Consistent with Alaska Statutes regarding undergrounding programs, Chugach is permitted to amend its rates by adding a two percent charge to its retail members’ bills to recover the actual costs of the program.  The rate amendments are not subject to RCA review or approval.  Chugach’s liability was $2,761,921 and $2,898,558 for this charge at December 31, 2014 and 2013, respectively.  These funds are used to offset the costs of the undergrounding program.

Chugach Electric Association, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

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

Chugach Electric Association, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

Cooper Lake Hydroelectric Project

The Cooper Lake Hydroelectric Project received a 50-year license from FERC in August of 2007.  A condition of that license is a requirement to construct a Stetson Creek diversion structure, a pipeline to Cooper Lake, and a bypass structure to release warmer water from Cooper Lake into Cooper Creek.  If the project is not feasible or if the cost estimate materially exceeds the terms of the license, Chugach has the option to request a license amendment.  At the time the project was being relicensed the estimated cost to complete the project was $12.0 million.  The current total project cost is now estimated at $22.3 million.  As an alternative to requesting a license amendment from FERC, Chugach requested grants from the State of Alaska.  Funding for this project includes  $9.9 million in grants awarded.  The Chugach Board authorized expenditures for the project November 15, 2012.  The diversion project began construction in 2013 and will be completed in 2015.  It will operate through the duration of the license.

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

(17)  Quarterly Results of Operations (unaudited)

2014 Quarter Ended

	Dec. 31	Sept. 30	June 30	March 31
Operating Revenue	$69,272,422	$65,677,900	$70,269,305	$76,098,886
Operating Expense	58,795,411	61,712,934	66,997,011	65,467,523
Net Interest	5,673,940	5,622,892	5,661,316	5,842,558
Net Operating Margins	4,803,071	(1,657,926)	(2,389,022)	4,788,805
Nonoperating Margins	411,590	96,181	249,820	213,026
Assignable Margins	$5,214,661	$(1,561,745)	$(2,139,202)	$5,001,831

2013 Quarter Ended

	Dec. 31	Sept. 30	June 30	March 31
Operating Revenue	$81,068,132	$71,715,353	$74,776,425	$77,748,517
Operating Expense	73,756,307	67,061,684	70,076,488	67,844,018
Net Interest	6,014,808	6,016,792	6,058,246	5,291,626
Net Operating Margins	1,297,017	(1,363,123)	(1,358,309)	4,612,873
Nonoperating Margins	6,918,314	226,803	(18,235)	228,703
Assignable Margins	$8,215,331	$(1,136,320)	$(1,376,544)	$4,841,576

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal controls over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal controls over financial reporting as of December 31, 2014, using the criteria set forth in “Internal Control Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 framework).  Based on this assessment, management believes that, as of December 31, 2014, Chugach maintained effective internal controls over financial reporting.  In addition, there were no changes in Chugach’s internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) identified in connection with the evaluation that occurred during the fourth quarter that has materially affected, or is reasonably like to materially affect, Chugach’s internal controls over financial reporting.

While Chugach’s transition to the 2013 COSO framework is substantially complete, the transition was not finalized as of December 31, 2014, therefore management, including our CEO and CFO, assessed the effectiveness of our internal controls over financial reporting using the criteria set forth in the 1992 COSO framework.

Item 9B – Other Information

On March 17, 2015, the Chugach Board of Directors (Board) appointed Bruce Dougherty to fill the seat vacated by David Gillespie.  Pursuant to Chugach’s bylaws, Mr. Dougherty’s current appointed term expires May 14, 2015.  The committees on which Mr. Dougherty will serve have yet to be determined.

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

Janet Reiser, 59, Chair, was elected to the Board in 2008, and re-elected in 2011 and 2014. She currently serves on the Audit and Finance, Governance, and Operations Committees and is currently the Alaska Railbelt Cooperative Transmission & Electric Company (ARCTEC) representative.  She is a National Rural Electric Cooperative Association Credentialed Cooperative Director and has earned her Board Leadership Certificate.  Her term expires in May of 2018.

Susan Reeves, 66, Vice Chair,  is the managing member of Reeves Amodio LLC, where she practices law.  She has been active on Alaska non-profit boards and commissions for many years.  She was elected to the Board in 2010 and re-elected in 2013.  She currently serves as the Vice Chair of the Operations Committee and as the Chair of the Governance Committee.  She is a National Rural Electric Cooperative Association Credentialed Cooperative Director.  Her term expires in May of 2016.

Jim Henderson, 68, Secretary,  is a principal with New American Financial Group in the financial services industry.  He specializes in asset-based finance products, reorganization and refinancing of distressed companies, and accounting and disposition of capital assets.  His primary emphasis is transportation, industrial machinery and aviation operations, assets and industry development.  He has over 30 years of experience in consulting and analysis and finance of capital assets.  Mr. Henderson has served on various committees for Chugach in the past.  He was elected to the Board in 2011 and re-elected in 2014.  He currently serves as the Vice Chair of the Audit and Finance Committee and as a member on the Governance Committee.  He is a National Rural Electric Cooperative Association Credentialed Cooperative Director.  His term expires in May of 2018.

James Nordlund, 62, Director, is the Alaska State Director of U.S. Department of Agriculture (USDA) Rural Development, as well as the owner of Nordlund Carpentry, LLC.  He was elected to the Board in 2006, and re-elected in 2009 and 2012.  He has served as Chair of the Board, currently serves as Chair of the Operations Committee and as a member on  the Audit and Finance Committee.  He is a National Rural Electric Cooperative Association Credentialed Cooperative Director.  His term expires in May of 2015.

Harry T. Crawford, Jr., 62, Director, is a former Alaska State Legislator, retired iron worker and a small-real estate developer.  He was elected to the Board in 2011 and re-elected in 2014.  He currently serves on the Governance and Audit and Finance Committees. He is a National Rural Electric Cooperative Association Credentialed Cooperative Director.  His term expires in May of 2017.

Sisi Cooper, 34, Treasurer, is a project engineer with Doyon Emerald, LLC.  She specializes in process safety and risk management, energy-sector project management, and process/facility engineering and design.  Sisi is a former small business owner of North Ridge Home Inspections, LLC where she was the principal inspector.  She currently serves as Chugach's Alaska Power Association (APA) Representative.  She was elected to the Board in 2012.  She currently serves as the Chair of the Audit and Finance Committee and as a member of the Operations Committee. Her term expires in May of 2015.

Bruce Dougherty, 55, Director, is a health facilities inspector with the State of Alaska and a retired Lieutenant Colonel with the US Air Force Reserves.  He has extensive experience in the field of health care, serving at various levels in senior care, disease intervention, and disability adjudication.  He was appointed to the Board on March 17, 2015.  His term expires in May of 2015.

Identification of Executive Officers

Bradley W. Evans,  60, was appointed Chief Executive Officer on July 1, 2008.  Prior to that appointment, Mr. Evans served as Interim CEO since December 5, 2007.  Prior to that appointment, he served as Sr. Vice President, Power Supply since March 20, 2006, General Manager, G&T Division since January 31, 2005, Sr. Vice President, Energy Supply since June 5, 2002, and Director, Energy Supply since February 26, 2001.  Prior to his current Chugach employment, Mr. Evans served as Manager, System Dispatch for Golden Valley Electric Association.

Sherri McKay-Highers, 46, was appointed Chief Financial Officer and Vice President, Finance and Administration effective July 23, 2013.    Prior to this appointment, Ms. McKay-Highers was serving as Manager, Budget and Financial Reporting, guiding Chugach’s financial planning and reporting responsibilities.  Ms. McKay-Highers has worked at Chugach for more than 16 years and has held various accounting management positions.

Paul R. Risse,  60, was appointed Sr. Vice President, Power Supply on October 27, 2008.  Prior to that appointment, he served as Acting Sr. Vice President, Power Supply since December 6, 2007.  Prior to that appointment, Mr. Risse served as Director of Generation Technical Services since March 27, 2006; Manager, Plant Technical Services since January 1, 2003; Project Manager since August 15, 2000; Project Engineer since April 5, 2000; and Manager Substation Operations since January 25, 1995.  Prior to his current Chugach employment, Mr. Risse served in various Transmission and Generation positions at Southern California Edison.

Lee D. Thibert, 59, was appointed Sr. Vice President, Strategic Development and Regulatory Affairs on July 1, 2013.  Prior to that appointment he served as Sr. Vice President, Strategic Planning and Corporate Affairs since June 11, 2008, Sr. Vice President, Power Delivery from March 20, 2006, to February 1, 2008, General Manager, Distribution Division since January 31, 2005, Sr. Vice President, Power Delivery since June 3, 2002, Executive Manager, Transmission & Distribution Network Services since June 1, 1997, Executive Manager, Operating Divisions from June of 1994. Before moving up to the Executive Manager position, he served as Director of Operations from May of 1987.

Tyler E. Andrews, 49, was appointed Vice President, Member and Employee Services on September 9, 2013.  Prior to that appointment he served as Vice President, Human Resources since March 17, 2008.  Mr. Andrews has over 20 years of experience in Human Resources and Labor Relations.  Since June of 2008, Mr. Andrews has also served as an appointed board member of the State of Alaska’s labor relations agency.  Prior to his employment with Chugach, Mr. Andrews served as the Sr. Manager of Labor Relations for Alaska Communications Systems.  Prior to that, he served more than 10 years with the State of Alaska in a wide range of Human Resources and Labor Relations functions including Human Resources Manager and Chief Spokesperson on numerous collective bargaining teams.

William J. Bernier,  67, was appointed Vice President, Power Delivery on November 4, 2014.  Prior to that appointment he served as Acting Vice President, Power Delivery since June 9, 2014, and Director, Substations and Line Operations since August 30, 1999.  Mr. Bernier has more than 45 years of experience in the Transmission, Distribution and Substation field.  Prior to his employment at Chugach, Mr. Bernier served in various management positions at Alcan Electrical & Engineering, Inc., Norcon, Inc., New England Power Service Company, and Commonwealth Electric Company, Inc.

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

The Board Chair shall appoint the Board Treasurer as Audit and Finance Committee Chairperson.  The Audit and Finance Committee shall elect from its members a Vice Chair, and appoint a recording secretary as needed.  Members of the 2014 Audit and Finance Committee include Chair Sisi Cooper and Directors Janet Reiser, James Nordlund, Jim Henderson and Harry Crawford.

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

CEO Brad Evans is eligible for performance-based bonuses at the discretion of the Board based on performance objectives and incentive-based bonuses to a maximum of $50,000.  On January 4, 2012, the Board adopted a CEO Incentive Program to provide additional bonus opportunities to the CEO outside of the annual CEO performance review.  The program sets goals, with specified criteria to be achieved during each calendar year.  Each category of goals  - fuel security, financial performance, safety, reliability, renewable energy long range plan, job approval and renewable energy integration  - is allocated a percentage of a total bonus amount to a maximum of $50,000.  In 2014, 2013 and 2012, upon review of the performance of the CEO, Mr. Evans received bonuses of $95,000, $45,000 and $25,000, respectively.

The salary and bonuses for all other named executive officers are set annually by the CEO within annual budget guidelines approved by the Board.

Cash Compensation

The following table sets forth all remuneration paid by us for the last three fiscal years to each of our executive officers, each of whose total cash and cash equivalent compensation exceeded $100,000 for 2014 and for all such executive officers as a group:

Summary Compensation Table

Name	Year	Salary	Bonus	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation [1]	Total

Bradley W. Evans,	2014	$314,284	$95,000	$132,305	$7,193	$548,782
Chief Executive Officer	2013	$305,192	$45,000	$248,897	$4,542	$603,631
	2012	$299,998	$25,000	$249,325	$15,924	$590,247

Sherri L. McKay-Highers,	2014	$154,275	$7,000	$37,000	$4,214	$202,489
Chief Financial Officer	2013	$118,088	$4,000	$7,830	$2,607	$132,525
	2012	$100,540	$6,000	$44,000	$8,279	$158,819

Paul R. Risse	2014	$202,298	$15,000	$96,615	$11,748	$325,661
Sr. Vice President,	2013	$187,960	$20,000	$152,114	$12,389	$372,463
Power Supply	2012	$174,410	$15,000	$181,842	$9,038	$380,290

Lee D. Thibert,	2014	$232,252	$15,000	$126,569	$10,648	$384,469
Sr. Vice President, Strategic	2013	$214,773	$12,500	$153,767	$9,120	$390,160
Development & Regulatory Affairs	2012	$199,919	$15,000	$245,090	$13,278	$473,287

Tyler E. Andrews,	2014	$171,088	$8,000	$28,300	$4,785	$212,173
Vice President,	2013	$158,777	$10,000	$29,760	$5,692	$204,229
Member and Employee Services	2012	$153,056	$5,000	$34,865	$10,375	$203,296

William J. Bernier,	2014	$166,913	$1,000	$50,174	$8,682	$226,769
Vice President,	2013	$147,887	$0	$44,853	$6,481	$199,221
Power Delivery	2012	$154,463	$4,500	$43,006	$8,721	$210,690

Edward M. Jenkin	2014	$181,385	$5,000	$47,470	$56,085	$289,940
Former Vice President,	2013	$177,269	$12,500	$123,923	$7,747	$321,439
Power Delivery	2012	$173,078	$5,000	$205,556	$3,488	$387,122

1Includes costs for life insurance premiums, tax withholdings on bonuses, payment for unused vacation days and non-cash awards.

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

Pension benefits paid in normal form are paid monthly for the remaining lifetime of the participant.  Unless an actuarially equivalent optional form of benefit payment to the participant is elected, upon the death of a participant the participant's surviving spouse will receive pension benefits for life equal to 50 percent of the participant's benefit. The annual amount of a participant's pension benefit and the resulting monthly payments the participant receives under the normal form of payment are based on the number of his or her years of participation in the RS Plan (benefit service) and the highest five-year average of the annual rate of his or her base salary during the last 10 years of his or her participation in the RS Plan (final average salary).  Annual compensation in excess of $200,000, as adjusted by the Internal Revenue Service for cost of living increases, is disregarded after January 1, 1989. The participant's annual pension benefit at his or her normal retirement date is equal to the product of his or her years of benefit service times final average salary times 2 percent. In 1998, NRECA notified us that there were employees whose pension benefits from NRECA's Retirement and Security Program would be reduced because of limitations on retirement benefits payable under Section 401(a)(17) or 415 of the Code. NRECA made available a Pension Restoration Severance Pay Plan and a Pension Restoration Deferred Compensation Plan for cooperatives to adopt in order to make employees whole for their lost benefits. In May of 1998, we adopted both of these plans to protect the benefits of current and future employees whose pension benefits would be reduced because of these limitations.

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

Benefit service as of December 31, 2014 that is taken into account under the RS Plan for the executive officers is shown below with the assumptions for calculation of the present value of accumulated benefits.

Pension Benefits Table

Name	Plan	Credited Years of Service	Present Value of Accumulated Benefit	NRECA RS Payments During Last Fiscal Year

Bradley W. Evans, Chief Executive Officer	Retirement Security	13.83	$1,069,031	$0
	Pension Restoration	13.83	$133,084	$0

Sherri L. McKay-Highers, Chief Financial Officer	Retirement Security	15.08	$253,672	$0

Paul R. Risse, Sr. VP, Power Supply	Retirement Security	18.92	$1,006,556	$0

Lee D. Thibert, Sr. VP, Strategic Dev & Reg Affairs	Retirement Security	26.33	$1,564,546	$0

Tyler E. Andrews, VP, Member and Employee Services	Retirement Security	5.75	$174,302	$0

William J. Bernier, VP, Power Delivery	Retirement Security	5.42	$232,589	$0

Edward M. Jenkin, Former VP, Power Delivery	Retirement Security	23.58	$1,117,163	$0

It is assumed that participants retire at the earlier of age 62 or 30 years of benefit service and elect a lump sum benefit.

Lump sum amounts are calculated using the 30-year Treasury rate (3.80 percent for 2014 and 2.80 percent for 2013) and the Pension Protection Act (PPA) three-segment yield rates (1.19 percent, 4.53 percent, and 5.66 percent for 2014 and 0.97 percent, 3.50 percent, and 4.60 percent for 2013) and the required IRS mortality table for lump sum payments (1994 Guaranteed Annuity Rate (GAR), projected to 2002, blended 50 percent/50 percent for unisex mortality in combination with the 30-year Treasury rates and Retirement Plan (RP) 2000 PPA at 2014 and 2013, respectively, combined unisex 50 percent/50 percent mortality in combination with the

PPA rates). The lump sum is then discounted at 3.80 percent interest only (no mortality is assumed) from assumed retirement date back to December 31, 2014, and 4.67 percent interest only (no mortality is assumed) from assumed retirement date back to December 31, 2013, to determine the present value for the appropriate year.

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

Deferred Compensation Table

Name	Executive Contributions in last FY	Registrant Contributions in last FY	Aggregate Change in last FY	Aggregate Withdrawals/ Distributions	Aggregate balance at FYE
Bradley W. Evans,	$17,500	$0	$(5,966)	$0	$125,478
Chief Executive Officer

Tyler E. Andrews,	$17,500	$0	$1,365	$0	$52,399
Vice President, Member and
Employee Services

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

The following is a list of the estimated severance payments, including the payment of accrued vacation that would be made to each of the executive officers in the case of termination not related to employee performance:

Potential Termination Payments Table

Name	Estimated Severance Payment

Bradley W. Evans,	$302,557
Chief Executive Officer

Sherri L. McKay-Highers,	$119,879
Chief Financial Officer

Paul R. Risse,	$237,278
Sr. Vice President, Power Supply

Lee D. Thibert,	$166,367
Sr. Vice President, Strategic Development
& Regulatory Affairs

Tyler E. Andrews,	$95,390
Vice President, Member and Employee
Services

William J. Bernier,	$99,190
Vice President, Power Delivery

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

The following table sets forth the dollar amounts of all fees paid in cash by us for the fiscal year ending December 31, 2014, to each of our current and former Board members:

Director Compensation Table

Name	Fees Paid In Cash

Janet Reiser, Chair and Director	$20,800

Susan Reeves, Vice-Chair and Director	$12,250

Jim Henderson, Secretary and Director	$13,700

Sisi Cooper, Treasurer and Director	$14,700

James Nordlund, Director	$10,450

Harry Crawford, Jr., Director	$17,050

David Gillespie, Former Director	$13,000

Three incumbent Board members  were re-elected at Chugach’s annual membership meeting held on May 22, 2014.  Janet Reiser and Jim Henderson were elected to four year terms, while Harry Crawford was elected to a three-year term.  David Gillespie resigned on February 5, 2015.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not Applicable

Item 13 – Certain Relationships and Related Transactions, and Director Independence

Not Applicable

Item 14 – Principal Accounting Fees and Services

The Audit and Finance Committee of the Board retained KPMG LLP as the independent registered public accounting firm for Chugach during the fiscal year ended December 31, 2014.

Fees and Services

KPMG LLP has provided certain audit, audit-related, tax and non-audit services, the fees for which are as follows:

	2014	2013
Audit and audit-related services:
Audit and quarterly reviews	$181,975	$170,195
Audit-related services	36,105	48,705
Non-audit services:
Tax consulting and return preparation	10,350	12,175
Other services	0	0
Total	$228,430	$231,075

The Audit and Finance Committee has a policy to pre-approve all services to be provided by Chugach’s independent public accountants.  All services from Chugach’s independent registered public accounting firm for fiscal years ended December 31, 2014 and 2013 were approved by the Audit and Finance Committee.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

Page

Financial Statements

Included in Part II of this Report
Report of Independent Registered Public Accounting Firm	45
Balance Sheets, December 31, 2014 and 2013	46-47
Statements of Operations
Years ended December 31, 2014, 2013 and 2012	48
Statements of Changes in Equities and Margins
Years ended December 31, 2014, 2013 and 2012	49
Statements of Cash Flows
Years ended December 31, 2014, 2013 and 2012	50
Notes to Financial Statements	51-79

Other schedules are omitted as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001, SEC File No. 033-42125.
3.2	Bylaws of the Registrant. Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated May 22, 2014, SEC File No. 033-42125.
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
4.29

Fourth Supplemental Indenture to the Second Amended and Restated Indenture of Trust between the Registrant and U.S. Bank National Association dated February 3, 2015. Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated February 3, 2015, SEC File No. 033-42125.

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

10.58.1

Letter of Agreement By and Between the Registrant and the Hotel Employees and Restaurant Employees Union Local 878 dated effective July 1, 2010. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2010, SEC File No. 033-42125.

10.58.2

Letter of Agreement By and Between the Registrant and the Hotel Employees and Restaurant Employees Union Local 878 dated effective July 1, 2013. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2013, SEC File No. 033-42125.

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

10.59.2

Letter of Agreement By and Between the Registrant and the International Brotherhood of Electrical Workers Local 1547 Representing Office and Engineering Bargaining Unit dated effective July 1, 2013.  Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2013, SEC File No. 033-42125.

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

10.60.3

Letter of Agreement By and Between the Registrant and the International Brotherhood of Electrical Workers Local 1547 Representing Generation Bargaining Unit dated effective July 1, 2013. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2013, SEC File No. 033-42125.

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

10.61.2

Letter of Agreement By and Between the Registrant and the International Brotherhood of Electrical Workers Local 1547 Representing Outside Plant Bargaining Unit dated effective July 1, 2013.  Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2013, SEC File No. 033-42125.

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

10.75.1

First Amendment to the Gas Sale and Purchase Agreement between the Registrant and Hilcorp Alaska, LLC effective September 15, 2014. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2014, SEC File No. 033-42125.

10.76

Agreement between the Registrant and Cook Inlet Energy Inc. effective December 2, 2013. Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K dated December 31, 2013, SEC File No. 033-42125.

10.77

2015 Interim Power Sales Agreement between the Registrant and Matanuska Electric Association, Inc. effective December 31, 2014. Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated December 22, 2014, SEC File No. 033-42125.

14

Code of Ethics for Senior Financial Officers of the Registrant dated effective June 16, 2004. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2004, SEC File No. 033-42125.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Princpal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2015.

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Bradley W. Evans
Bradley W. Evans
Chief Executive Officer

Date:	March 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 17, 2015, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Bradley W. Evans
Bradley W. Evans	Chief Executive Officer
(Principal Executive Officer)

/s/ Sherri L. McKay-Highers
Sherri L. McKay-Highers	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)
/s/ Paul R. Risse
Paul R. Risse	Sr. Vice President, Power Supply

/s/ Brian Hickey for LDT
Lee D. Thibert	Sr. Vice President, Strategic Development &
Regulatory Affairs
/s/ William J. Bernier
William J. Bernier	Vice President, Power Delivery

/s/ Tyler E. Andrews
Tyler E. Andrews	Vice President, Member and Employee Services

/s/ Janet Reiser
Janet Reiser	Director & Chair of the Board

Susan Reeves	Director & Vice Chair of the Board

/s/ Sisi Cooper
Sisi Cooper	Director & Treasurer of the Board

/s/ Jim Henderson
Jim Henderson	Director & Secretary of the Board

/s/ James Nordlund
James Nordlund	Director

/s/ Harry T. Crawford, Jr.
Harry T. Crawford, Jr.	Director

/s/ Bruce Dougherty
Bruce Dougherty	Director

Supplemental Information to be Furnished With Reports Filed

Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

Chugach has not made an Annual Report to securities holders for 2014 and will not make such a report after the filing of this Form 10‑K.  As a consequence, no copies of any such report will be furnished to the Securities and Exchange Commission.