Form 10-Q
period 2015-03-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2015-05-14
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Statements in this report that do not relate to historical facts, including statements relating to future plans, events or performance, are forward-looking statements that involve risks and uncertainties.  Actual results, events or performance may differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report and the accuracy of which is subject to inherent uncertainty.  It is suggested that these statements be read in conjunction with the audited financial statements for Chugach Electric Association Inc. (Chugach) for the year ended December 31, 2014, filed as part of Chugach’s annual report on Form 10-K.  Chugach undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances that may occur after the date of this report or the effect of those events or circumstances on any of the forward-looking statements contained in this report, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the unaudited financial statements of Chugach as of and for the three months ended March 31, 2015, follow.

Chugach Electric Association, Inc.

Balance Sheets

(Unaudited)

Assets	March 31, 2015	December 31, 2014

Utility Plant:
Electric plant in service	$1,104,182,484	$1,155,500,963
Construction work in progress	22,264,488	21,567,341
Total utility plant	1,126,446,972	1,177,068,304
Less accumulated depreciation	(455,001,741)	(497,601,371)
Net utility plant	671,445,231	679,466,933

Other property and investments, at cost:
Nonutility property	76,889	76,889
Investments in associated organizations	9,571,132	9,923,552
Special funds	705,746	666,967
Restricted cash equivalents	1,584,698	1,705,086
Total other property and investments	11,938,465	12,372,494

Current assets:
Cash and cash equivalents	13,231,815	16,364,962
Special deposits	79,390	79,390
Restricted cash equivalents	1,263,388	1,143,000
Accounts receivable, net	38,697,621	36,060,256
Materials and supplies	27,368,756	26,774,512
Fuel stock	3,009,424	9,652,073
Prepayments	3,008,157	2,178,723
Other current assets	316,502	242,682
Total current assets	86,975,053	92,495,598

Deferred charges, net	20,885,520	21,376,596

Total assets	$791,244,269	$805,711,621

Chugach Electric Association, Inc.

Balance Sheets (continued)

(Unaudited)

Liabilities, Equities and Margins	March 31, 2015	December 31, 2014

Equities and margins:
Memberships	$1,637,579	$1,631,569
Patronage capital	170,181,783	164,135,053
Other	11,154,882	11,158,677
Total equities and margins	182,974,244	176,925,299

Long-term obligations, excluding current installments:
Bonds payable	426,666,665	448,083,332
National Bank for Cooperatives note payable	23,651,493	24,941,165
Total long-term obligations	450,318,158	473,024,497

Current liabilities:
Current installments of long-term obligations	23,997,852	23,889,777
Commercial paper	30,000,000	21,000,000
Accounts payable	9,716,212	9,746,175
Consumer deposits	4,577,822	4,914,260
Fuel cost over-recovery	6,727,342	1,462,057
Accrued interest	894,769	6,191,608
Salaries, wages and benefits	8,159,700	7,547,316
Fuel	4,739,600	11,137,609
Other current liabilities	4,812,350	4,594,865
Total current liabilities	93,625,647	90,483,667

Other non-current liabilities:
Deferred compensation	705,746	666,967
Other liabilities, non-current	1,740,071	1,842,000
Deferred liabilities	1,764,489	1,858,455
Patronage capital payable	10,205,739	10,205,739
Cost of removal obligation	49,910,175	50,704,997
Total other non-current liabilities	64,326,220	65,278,158

Total liabilities, equities and margins	$791,244,269	$805,711,621

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Operations

(Unaudited)

	Three months ended March 31,
	2015	2014

Operating revenues	$74,973,117	$76,098,886

Operating expenses:
Fuel	29,831,997	33,437,251
Production	4,567,682	5,209,197
Purchased power	6,606,602	4,268,360
Transmission	1,563,682	1,568,005
Distribution	3,250,564	3,408,284
Consumer accounts	1,541,591	1,597,192
Administrative, general and other	6,095,346	5,725,853
Depreciation and amortization	9,993,812	10,253,381
Total operating expenses	$63,451,276	$65,467,523

Interest expense:
Long-term debt and other	5,708,912	5,951,552
Charged to construction	(119,539)	(108,994)
Interest expense, net	$5,589,373	$5,842,558
Net operating margins	$5,932,468	$4,788,805

Nonoperating margins:
Interest income	68,097	167,829
Allowance for funds used during construction	44,965	32,846
Capital credits, patronage dividends and other	1,200	12,351
Total nonoperating margins	$114,262	$213,026

Assignable margins	$6,046,730	$5,001,831

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Assignable margins	$6,046,730	$5,001,831
Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation and amortization	9,993,812	10,253,381
Amortization and depreciation cleared to operating expenses	1,092,898	1,539,244
Allowance for funds used during construction	(44,965)	(32,846)
Write off of inventory, deferred charges and projects	65,228	103,441
Other	0	(22,100)
(Increase) decrease in assets:
Accounts receivable, net	(3,415,064)	(471,420)
Materials and supplies	(657,211)	(469,858)
Fuel stock	6,642,649	5,071,247
Prepayments	(829,434)	(1,154,707)
Other assets	(73,820)	(198,509)
Deferred charges	(18,911)	(10,442)
Increase (decrease) in liabilities:
Accounts payable	1,256,268	(1,444,212)
Consumer deposits	(336,438)	(353,099)
Fuel cost over-recovery	5,265,285	(1,280,567)
Accrued interest	(5,296,839)	(5,574,034)
Salaries, wages and benefits	612,384	204,392
Fuel	(6,398,009)	(4,373,048)
Other current liabilities	465,887	436,047
Deferred liabilities	(105,066)	(17,528)
Net cash provided by operating activities	14,265,384	7,207,213
Cash flows from investing activities:
Return of capital from investment in associated organizations	352,420	351,162
Investment in restricted cash equivalents	0	(62)
Investment in marketable securities	0	(79,382)
Proceeds from capital grants	845,950	2,153,892
Extension and replacement of plant	(5,011,952)	(5,673,630)
Net cash used in investing activities	(3,813,582)	(3,248,020)
Cash flows from financing activities:
Proceeds from short-term obligations	9,000,000	17,000,000
Repayments of long-term obligations	(22,598,264)	(23,499,381)
Memberships and donations received	2,215	10,268
Retirement of patronage capital and estate payments	0	(5,867)
Net receipts on consumer advances for construction	11,100	(20,830)
Net cash used in financing activities	(13,584,949)	(6,515,810)
Net change in cash and cash equivalents	(3,133,147)	(2,556,617)
Cash and cash equivalents at beginning of period	$16,364,962	$4,347,163
Cash and cash equivalents at end of period	$13,231,815	$1,790,546
Supplemental disclosure of non-cash investing and financing activities:
Retirement of plant	$53,925,392	$536,034
Cost of removal obligation	$794,822	$1,017,977
Extension and replacement of plant included in accounts payable	$770,183	$1,380,224
Supplemental disclosure of cash flow information - interest expense paid, net of amounts capitalized	$10,575,885	$11,113,388

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2015 and 2014

1.	PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited interim financial statements include the accounts of Chugach and have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by United States of America generally accepted accounting principles (U.S. GAAP) for complete financial statements.  They should be read in conjunction with Chugach’s audited financial statements for the year ended December 31, 2014, filed as part of Chugach’s annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

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

Chugach has three Collective Bargaining Agreements (CBA’s) with the International Brotherhood of Electrical Workers (IBEW), representing approximately 70 percent of its workforce.  Chugach also has an agreement with the Hotel Employees and Restaurant Employees (HERE). All three IBEW CBA’s have been renewed through June 30, 2017.  The three CBA’s provide for wage increases in all years and include health and welfare premium cost sharing provisions.  The HERE contract has been renewed through June 30, 2016.  This contract provides for wage increases in all years.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2015 and 2014

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

c. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the three month periods ended March 31, 2015 and 2014 was in compliance with that provision.  In addition, Chugach collects sales tax and is assessed gross revenue and excise taxes which are presented on a net basis in accordance with FASB ASC 605-45-50, “Topic 605 - Revenue Recognition – Subtopic 45 - Principal Agent Considerations – Section 50 - Disclosure.”

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

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2015 and 2014

d. Accounts Receivable

Included in accounts receivable are invoiced amounts to ML&P for their proportionate share of current Southcentral Power Project (SPP) costs, which amounted to $1.2 million and $0.9 million at March 31, 2015 and December 31, 2014, respectively.  In addition, accounts receivable includes invoiced amounts for grants to support the construction of facilities to divert water and safely transmit electricity, which amounted to $0.3 million and $1.1 million at March 31, 2015, and December 31, 2014, respectively.

e. Fuel Stock

Fuel Stock is the weighted average cost of fuel injected into the Cook Inlet Natural Gas Storage Alaska (CINGSA).  Chugach’s fuel balance in storage amounted to $3.0 million and $9.7 million at March 31, 2015, and December 31, 2014, respectively.

f. Restricted Cash Equivalents

Restricted cash equivalents include funds on deposit for future workers’ compensation claims, which amounted to $2.8 million at March 31, 2015 and December 31, 2014, respectively.

g. Reclassifications

For the period ended March 31, 2015, Chugach recorded the following reclassification for the year ended December 31, 2014:

A reclassification representing the long-term versus current presentation of long-term obligations associated with bonds payable, previously reported as current installments of long-term obligations and now reported as long-term obligations, excluding current installments.  The impact of this reclassification was an increase to long-term obligations, excluding current installments, and a decrease to current installments of long-term obligations of $1.0 million in 2014.

For the period ended March 31, 2015, Chugach recorded the following reclassification for the period ended March 31, 2014:

A reclassification representing the gross versus net presentation of cash received for capital grants, included as cash flows from investing, previously reported as extension and replacement of plant and now reported as proceeds from capital grants.  This reclassification had no impact on net cash used in investing activities.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2015 and 2014

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

Pursuant to the Agreement, MEA was required to notify Chugach if it planned to exercise an option to extend the Agreement for an additional quarter. On January 5, 2015, MEA notified Chugach that it would not be extending the agreement.

On January 30, 2015, MEA notified Chugach that it had four units available to pool with Chugach units to meet the combined system load of Chugach and MEA. These units were subsequently pooled with Chugach units.

The term of the 2015 Interim Power Sales Agreement was subsequently extended by one month, in accordance with a Memorandum of Understanding (MOU) between Chugach and MEA, as explained below.

Amended Eklutna Generation Station 2015 Dispatch Services Agreement

On February 13, 2015, Chugach submitted the Amended Eklutna Generation Station 2015 Dispatch Services Agreement (Dispatch Services Agreement) to the RCA for dispatch services to be provided by Chugach to MEA for a one-year period.  Under the Dispatch Services Agreement, Chugach provides electric and natural gas dispatch services for MEA’s EGS, electric dispatch services for the Bradley Lake Hydroelectric Project (Bradley Lake), and electric dispatch coordination services for the Eklutna Hydroelectric Project (Eklutna Hydro) beginning with EGS’s full commercial operation.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2015 and 2014

On March 23, 2015, the RCA approved the Dispatch Services Agreement, upon the requirements that 1) MEA and Chugach notify the RCA at least one-month prior to forming separate Load Balancing Authorities in accordance with the requirements and include in any such notification details on the tie points and any written agreements contemplated by the utilities; and, 2) Chugach file an update to its tariff to reflect any extension of the Dispatch Services Agreement one week from the receipt of such a request from MEA.

The Dispatch Services Agreement remains in effect through March 31, 2016, unless extended by MEA. MEA may extend the Dispatch Services Agreement through March 31, 2017 by providing written notice to Chugach on or before December 31, 2015.

As a result of the approval, Chugach will receive $40,000 per month from MEA for these services.

June 2014 Test Year General Rate Case

Chugach’s June 2014 Test Year General Rate Case was finalized and submitted to the RCA on February 13, 2015.  Chugach requested a system base rate increase of approximately $21.3 million, or 20 percent, on total base rate revenues for rates effective in April 2015.  The filing also included updates to firm and non-firm transmission wheeling rates and attendant ancillary services in support of third-party transactions on the Chugach transmission system.  The primary driver of the rate changes is the reduction and shift in fixed-cost contributions resulting from the expected expiration of the Interim Power Sales Agreement between Chugach and MEA on March 31, 2015.

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

On March 31, 2015, Chugach and MEA entered into a MOU entitled, “Extension of Eklutna Generation Station Agreements and Delay of Implementation of the Dispatch Services Agreement”, which was approved by the RCA on the same day.  Approval of the MOU extended the Eklutna Generation Station Commissioning Dispatch Service and Test Power Agreement and the 2015 Interim Power Sales Agreement between MEA and Chugach to April 30, 2015 and delayed implementation of the Amended Eklutna Generation Station 2015 Dispatch Services Agreement until May 1, 2015.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2015 and 2014

As a result of the MOU, the expected implementation of Chugach’s proposed rate changes were delayed by one month.  Chugach supplemented its filing and requested a delay in implementing interim rates to match the one-month extensions to synchronize the rate changes with the termination of sales to MEA.  Chugach also updated its fuel and purchased power rates to reflect continuation of the MEA Interim Power Sales Agreement between Chugach and MEA for rates effective on and after April 1, 2015.

On April 30, 2015, the RCA opened a new docket and issued Order No. U-15-081(1) approving base retail and wholesale rates on an interim and refundable basis. Retail rate changes are effective May 1, 2015, and wholesale rate changes are effective June 1, 2015, for purchases beginning May 1, 2015. The RCA did not approve adjustments to Chugach’s transmission and ancillary services rates. Adjustments to these rate components, which do not impact Chugach’s financial performance, are expected to be determined at the conclusion of the case. The RCA indicated a final order in the case would be issued by May 8, 2016.

Second Amendment to the Gas Sale and Purchase Agreement between Hilcorp Alaska, LLC and Chugach Electric Association, Inc.

On March 11, 2015, Chugach filed the Second Amendment to the Gas Sale and Purchase Agreement (Second Amendment) between Hilcorp Alaska, LLC and Chugach with the RCA.  The Second Amendment revises payment procedures and updates the notice provisions contained in the original agreement.  There is no impact on Chugach’s rates, revenues or operating tariff as a result of the amendment.  The Second Amendment is contingent on the advanced approval by the RCA.  On April 20, 2015, the RCA issued Order No. L1500220 approving the Second Amendment, effective May 4, 2015.

Operation and Regulation of the Alaska Railbelt Transmission System

On February 11, 2015, the RCA voted in favor of opening a docket to investigate and receive input on alternative transmission structures for the Railbelt.  On February 27, 2015, the RCA issued Order No. 1 to docket I-15-001 requiring interested parties to respond by March 31, 2015, to questions outlined in the order regarding the creation of an independent system operator for Railbelt transmission.  The RCA received responses from sixteen interested parties, including the Railbelt utilities, the Attorney General’s Office, independent power producers, and investor-owned utilities.  Reply comments were submitted by April 30, 2015.  The RCA has indicated that routine public meetings and workshops will be held to evaluate alternative transmission structures for the Railbelt.

AIX Energy, LLC

On December 22, 2014, Chugach executed an agreement with AIX Energy, LLC (AIX Agreement) which allows for natural gas purchases by Chugach from AIX Energy, LLC (AIX) from March 1, 2015, through February 29, 2016.  The AIX Agreement provides flexibility in both the purchase price and volumes, with specific prices and volumes to be determined by each transaction, although, the price of gas cannot exceed $6.24 per thousand cubic feet (Mcf) and the total volume of gas is

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2015 and 2014

capped at 300,000 Mcf, or a maximum total outlay of approximately $1.9 million.  As the AIX Agreement is for a term less than one year, approval of the agreement by the RCA is not required; however, Chugach submitted a filing to the RCA seeking approval to recover purchases made under the agreement as a new cost element in its fuel and purchased power adjustment process.  The RCA approved the filing on February 17, 2015, and required Chugach to file informational tariff advice filings of future executed transaction confirmations with AIX.

2013 General Rate Case

To reflect revenue and cost changes resulting from the expiration of HEA’s wholesale contract, Chugach submitted its 2013 Test Year General Rate Case to the RCA on November 19, 2013, to increase system base rate revenues by $16.0 million, or approximately 12.5 percent on total retail, MEA, and Seward base rate revenues of $127.4 million.  On January 2, 2014, the RCA approved the submitted rates on an interim and refundable basis.  Retail rates were effective January 2, 2014.  The increase, net of both base rate increases and fuel savings, to Chugach retail end-users, is approximately 6 percent.

On April 18, 2014, Chugach submitted an update to its 2013 Test Year General Rate Case to reflect the final results contained in Chugach’s compliance filing in the 2012 Test Year General Rate Case that was submitted to the RCA on April 14, 2014.  The update reflects final rate design changes contained in the 2012 Test Year General Rate Case.  On May 30, 2014, the RCA issued Order No. 3 approving Chugach’s motion and update to retail and wholesale base rates effective with the first billing cycle in June of 2014.  There was no impact to the system revenue requirement contained in the 2013 Test Year General Rate Case filing.

Chugach and the parties to the docket entered into a stipulation resolving revenue requirement and cost of service matters contained in the case.  The stipulation was filed with the RCA on October 16, 2014, and requires Chugach to issue refunds totaling $1.1 million (annualized) for service provided beginning January 2014, with an expected financial impact to Chugach of approximately $0.2 million on an annual basis.  The stipulation contained a provision that Chugach be permitted to create a regulatory asset for approximately $0.9 million of storm-related costs and be permitted to recover $0.2 million per year over the next five years. On October 24, 2014, Chugach and the parties to the docket filed a proposed stipulation partially resolving the transmission rate for reactive supply and voltage control from generation sources. Revenues associated with reactive supply and voltage control from generation sources do not impact Chugach’s margin levels. The RCA extended the time for ruling on this stipulation until the statutory deadline for issuance of a final order in this case.

On November 13, 2014, the RCA accepted the revenue requirement stipulation.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2015 and 2014

On February 12, 2015, the RCA issued Order No. 9 of U-14-001 accepting the stipulation on reactive supply and voltage control from generation sources and resolving the remaining issues in the docket. In addition, the RCA required Chugach to submit updated tariffs reflecting the results of the RCA order and the stipulations entered into in the case, including a detailed refund plan, which Chugach submitted on March 13, 2015.  On March 18, 2015, the RCA issued Order 10 allowing interested parties to submit comments on Chugach’s March 13, 2015, compliance filing on or by April 8, 2015. No comments were filed.  A RCA order on Chugach’s compliance filing is expected in the second quarter.

On March 16, 2015, MEA filed an appeal to Order U-14-001(9) in Alaska Superior Court on the basis that the RCA erred by ordering a fully allocated cost-based transmission rate for use of the Teeland Substation, ignoring evidence that a fully allocated cost based rate results in unjust and unreasonable rates and ignoring long-established precedent of cost causer/cost payer relationships for wheeling across the Teeland Substation, among other items.  The court is expected to establish a briefing schedule during the second quarter.  While Chugach cannot predict the outcome of this case, it will vigorously defend the RCA’s order.

On April 30, 2015, the RCA issued Order No. U-14-001(11) approving final retail and wholesale rates and approving Chugach’s refund plan submitted on March 13, 2015. The RCA approved transmission and ancillary services rates on an interim and refundable basis. Chugach is required to file a notice to the RCA within thirty days from completion of the distribution of refunds.

CINGSA

On January 30, 2015, Cook Inlet Natural Gas Storage Alaska (CINGSA) submitted a filing to the RCA providing notice that it had found 14.5 billion cubic feet (Bcf) of gas as a result of directional drilling in the storage facility and now proposes to establish guidelines for commercial sales of at least 2 Bcf of this gas. Chugach submitted comments to the RCA regarding CINGSA’s proposed treatment of found gas. Chugach does not believe CINGSA’s proposal to retain revenues for the sale of found gas should be permitted in recognition of the risk sharing agreements made by CINGSA and its storage customers that resulted in the development of the CINGSA storage facility.

The RCA issued an order in mid-March of 2015 suspending the filing for further investigation until September 16, 2015.  A scheduling conference was held on April 1, 2015.  CINGSA submitted pre-filed testimony on April 13, 2015. Intervenor reply testimony is due on June 5, 2015. A hearing has been scheduled for mid-August of 2015.

Fire Island Wind Project

In accordance with the power purchase agreement (PPA) between Chugach and Fire Island Wind, LLC (FIW), Chugach submitted its latest project status report to the RCA on September 26, 2014, regarding FIW integration and a cost reimbursement agreement related to possible impacts to an interconnected utility as a result of the project. In the filing, Chugach informed the RCA that it had received notification from ML&P that they believe no further proceedings on this matter are necessary. ML&P indicated that fluctuations from the wind project are impacting system frequency

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2015 and 2014

but the attendant costs associated with quantifying the impacts likely exceed the attendant benefit. ML&P reserved the right to open this issue at a later time. In the filing, Chugach indicated that it will continue to evaluate the potential impact of the Fire Island Wind Project on the grid and requested that the RCA accept the status report on the integration and cost reimbursement issues and close the docket. The RCA issued an order on February 27, 2015, requiring ML&P to file a separate report addressing the nature and estimate of any adverse cost impacts attributable to FIW integration, as well as the estimated costs and equipment needed for measurement. ML&P filed its report with the RCA on April 28, 2015.

5.	DEBT

Lines of credit

Chugach maintains a $50.0 million line of credit with National Rural Utilities Cooperative Finance Corporation (NRUCFC).  Chugach did not utilize this line of credit in the quarter ended March 31, 2015.  In addition, Chugach did not utilize this line of credit during 2014 and had no outstanding balance at December 31, 2014.  The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC. The borrowing rate was 2.90 percent at March 31, 2015, and December 31, 2014.  The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance.  The NRUCFC line of credit expires October 12, 2017.  This line of credit is immediately available for unconditional borrowing.

Commercial Paper

Chugach maintains a $100.0 million Amended Unsecured Credit Agreement, which is used to back Chugach’s Commercial Paper Program.  The pricing includes an all-in drawn spread of one month London Interbank Offered Rate (LIBOR) plus 107.5 basis points, along with a 17.5 basis points facility fee (based on an A- unsecured debt rating).  The Amended Unsecured Credit Agreement expires on November 17, 2016.  The participating banks include NRUCFC, KeyBank National Association, Bank of America, N.A., Bank of Montreal, CoBank and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch.  The commercial paper can be repriced between one day and 270 days.  Chugach is expected to continue to issue commercial paper in 2015, as needed.  Chugach had $30.0 million and $21.0 million of commercial paper outstanding at March 31, 2015, and December 31, 2014, respectively.

The following table provides information regarding average commercial paper balances outstanding for the quarters ended March 31, 2015 and 2014 (dollars in millions), as well as corresponding weighted average interest rates:

2015		2014
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$15.3	0.27%	$29.4	0.19%

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2015 and 2014

Term Loan

Chugach has a term loan facility with CoBank.  Loans made under this facility are evidenced by the 2011 CoBank Bond, which is governed by the Amended and Restated Master Loan Agreement dated January 19, 2011, and secured by the Second Amended and Restated Indenture (Indenture).  Chugach had $26.2 million and $27.4 million outstanding with CoBank at March 31, 2015, and December 31, 2014, respectively.

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

In April of 2015, the FASB proposed deferring the effective date of ASC Update 2014-09 by one year and also proposed permitting early adoption of this update, but not before the original effective date.

ASC Update 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”

In April of 2015, the FASB issued ASC Update 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASC Update 2015-03 revises the presentation guidance for debt issuance costs related to a recognized debt liability. The effect of this update is to present the debt issuance costs as a direct deduction to the liability on the balance sheet and retrospective application is required. This update does not change the recognition and measurement guidance for debt issuance costs. This update is effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016, with early adoption permitted. Chugach will begin application of ASC 2015-03 on January 1, 2016. Adoption is not expected to have any incremental effect on results of operations, financial position, and cash flows.

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

March 31, 2015 and 2014

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

Chugach had no Level 1, Level 2 or Level 3 assets and no Level 3 liabilities measured at fair value on a recurring basis.  Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.  The fair value of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying value due to their short-term nature.

Fair Value of Financial Instruments

The estimated fair values (in thousands) of the long-term obligations included in the financial statements at March 31, 2015, are as follows:

	Carrying Value	Fair Value
Long-term obligations (including current installments)	$474,316	$508,259

Level 1 measurement was used to determine the fair value of the 2011 and 2012 Series A Bonds.  Level 2 measurements were used to determine all other long-term obligations.

8.	ENVIRONMENTAL MATTERS

The Clean Air Act and Environmental Protection Agency (EPA) regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants.  New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs.  On June 2, 2014, the EPA released a proposed regulation aimed at reducing emissions of carbon dioxide (CO2) from existing power plants that provide electricity for utility customers.  In the draft rule, the EPA took the approach of making individual states responsible for the development and implementation of plans to reduce the rate of CO2 emissions from the power sector.  A final rule is expected in mid-summer 2015, with state plans due to the EPA in June 2016.  Chugach is subject to this proposed regulation, however, in its current form, it is not

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2015 and 2014

expected to have a material effect on Chugach’s financial condition, results of operations, or cash flows.  While Chugach cannot predict the implementation of any additional new law or regulation, or the limitations thereof, it is possible that new laws or regulations could increase capital and operating costs.  Chugach has obtained or applied for all Clean Air Act permits currently required for the operation of generating facilities.

Chugach is subject to numerous other environmental statutes including the Clean Water Act, the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Endangered Species Act, and the Comprehensive Environmental Response, Compensation and Liability Act and to the regulations implementing these statutes.  Chugach does not believe that compliance with these statutes and regulations to date has had a material impact on its financial condition, results of operation or cash flows.  However, the implementation of any new law or regulation, or the limitations thereof, or changes in or new interpretations of laws or regulations could result in significant additional capital or operating expenses.  Chugach monitors proposed new regulations and existing regulation changes through industry associations and professional organizations.

9.	COMMITMENTS AND CONTINGENCIES

Contingencies

Chugach is a participant in various legal actions, rate disputes, personnel matters and claims both for and against Chugach’s interests. Management believes the outcome of any such matters will not materially impact Chugach’s financial condition, results of operations or liquidity. Chugach establishes reserves when a particular contingency is probable and estimable. Chugach has not accrued for any contingency at March 31, 2015, as it does not consider any contingency to be probable nor estimable. Chugach faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated.

Concentrations

Approximately 70 percent of Chugach’s employees are members of the IBEW.  Chugach has three CBA’s with the IBEW.  Chugach also has an agreement with the HERE.  All three IBEW CBA’s have been renewed through June 30, 2017.  The HERE contract has been renewed through June 30, 2016.

Chugach is the principal supplier of power under an Interim Power Sales Agreement with MEA.  This contract, including the fuel component, represented $20.5 million, or 28 percent, of sales revenue through March 31, 2015, and $70.7 million, or 26 percent, of sales revenue in 2014. This agreement expired April 30, 2015.  All rates are established by the RCA.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2015 and 2014

Commitments

Fuel Supply Contracts

Chugach has fuel supply contracts from various producers at market terms.  A gas supply contract between Chugach and ConocoPhillips Alaska, Inc. and ConocoPhillips, Inc. (collectively “ConocoPhillips”), was approved by the RCA effective August 21, 2009.  The new contract provided gas beginning in 2010 and will terminate December 31, 2016.  The total amount of gas under the contract is estimated to be 60 Bcf.  Chugach entered into a gas contract with Hilcorp effective January 1, 2015, to provide gas through March 31, 2018.  The total amount of gas under the contract is estimated to be 17.7 Bcf.  On September 15, 2014, the RCA approved an amendment to the Hilcorp gas purchase agreement extending gas delivery and subsequently filling 100 percent of Chugach’s needs through March 31, 2019.  All of the production is expected to come from Cook Inlet, Alaska. The terms of the ConocoPhillips and Hilcorp agreements require Chugach to manage the natural gas transportation over the connecting pipeline systems.  Chugach has gas transportation agreements with ENSTAR Natural Gas Company (ENSTAR) and Hilcorp.

Patronage Capital

In 2007, Chugach entered into an agreement with HEA to return all of its patronage capital within five years after expiration of its power sales agreement, which was December 31, 2013. This patronage capital retirement was related to a settlement agreement associated with the 2005 Test Year General Rate Case (Docket U-06-134) and accepted by the RCA on August 7, 2007. HEA’s patronage capital was $7.9 million at March 31, 2015, and December 31, 2014, and is classified as patronage capital payable on Chugach’s Balance Sheet.

In an agreement reached in May of 2014 with MEA, capital credits retired to MEA are classified as patronage capital payable on Chugach’s Balance Sheet. MEA’s patronage capital payable was $2.3 million at March 31, 2015, and December 31, 2014, respectively.

Economy Energy Sales

On October 5, 2012, Chugach and GVEA finalized arrangements for Chugach to provide economy energy to GVEA through March of 2015. Sales were made under the terms and conditions of Chugach’s economy energy sales tariff.  The price to GVEA included the cost of fuel, variable operations and maintenance expense, wheeling charges and a margin.  Chugach had also entered into specific gas supply arrangements to make economy energy sales to GVEA.  Sales revenue to GVEA amounted to $8.0 million and $10.4 million in the first quarter of 2015 and 2014, respectively.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2015 and 2014

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

Legal Proceedings

Chugach has certain litigation matters and pending claims that arise in the ordinary course of Chugach’s business.  In the opinion of management, none of these matters, individually or in the aggregate, is or are likely to have a material adverse effect on Chugach’s results of operations, financial condition or cash flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information contained under the caption “CAUTION REGARDING FORWARD-LOOKING STATEMENTS” at the beginning of this report.

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins increased $1.0 million, or 20.9%, during the first quarter of 2015 compared to the first quarter of 2014, due primarily to lower production, depreciation and interest expense, which was somewhat offset by higher administrative, general and other expense.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased $1.1 million, or 1.5%, in the first quarter of 2015 compared to the first quarter of 2014.  This decrease was due primarily to lower fuel expense recovered through the fuel and purchased power surcharge process and lower economy energy kilowatt hours (kWh) sales, which was somewhat offset by higher sales to MEA.

Retail revenue did not materially change in the first quarter of 2015 compared to the first quarter of 2014.

Overall, wholesale revenue increased $1.3 million, or 6.4%, in the first quarter of 2015 compared to the first quarter of 2014, due to an increase in energy sales to MEA and the associated fuel recovered through the fuel and purchased power surcharge process.

Economy energy revenue decreased $2.4 million, or 23.1%, in the first quarter of 2015 compared to the first quarter of 2014 due to decreased sales to GVEA.

Other operating revenue, which includes late fees, pole rental, wheeling, microwave and miscellaneous service revenue did not materially change.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to MEA and Seward contributed approximately $7.9 million and $8.1 million to Chugach’s fixed costs for the quarters  ended March 31, 2015 and 2014.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended March 31, 2015 and 2014:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2015	2014	% Variance	2015	2014	% Variance	2015	2014	% Variance
Retail
Residential	$15.2	$15.5	(1.9%)	$7.7	$7.6	1.3%	$22.9	$23.1	(0.9%)
Small Commercial	$2.7	$2.6	3.8%	$1.8	$1.8	0.0%	$4.5	$4.4	2.3%
Large Commercial	$9.1	$9.1	0.0%	$6.7	$6.4	4.7%	$15.8	$15.5	1.9%
Lighting	$0.3	$0.4	(25.0%)	$0.1	$0.1	0.0%	$0.4	$0.5	(20.0%)
Total Retail	$27.3	$27.6	(1.1%)	$16.3	$15.9	2.5%	$43.6	$43.5	0.2%

Wholesale
MEA	$10.1	$9.7	4.1%	$10.4	$9.5	9.5%	$20.5	$19.2	6.8%
SES	$0.5	$0.5	0.0%	$0.7	$0.7	0.0%	$1.2	$1.2	0.0%
Total Wholesale	$10.6	$10.2	3.9%	$11.1	$10.2	8.8%	$21.7	$20.4	6.4%

Economy	$0.7	$0.8	(12.5%)	$7.3	$9.6	(24.0%)	$8.0	$10.4	(23.1%)
Miscellaneous	$0.6	$0.5	20.0%	$1.1	$1.3	(15.4%)	$1.7	$1.8	(5.6%)

Total Revenue	$39.2	$39.1	0.3%	$35.8	$37.0	(3.2%)	$75.0	$76.1	(1.4%)

The following table summarizes kWh sales for the quarters ended March 31:

Customer	2015 kWh	2014 kWh

Retail	307,159,468	306,233,173
Wholesale	229,039,644	225,029,048
Economy Energy	96,165,000	114,182,000
Total	632,364,112	645,444,221

There were no changes in base rates charged to retail and wholesale customers in the first quarter of 2015 compared to the first quarter of 2014.

Total operating expenses decreased $2.0 million, or 3.1%, in the first quarter of 2015 compared to the first quarter of 2014.

Fuel expense decreased $3.6 million, or 10.8%, in the first quarter of 2015 compared to the first quarter of 2014, due primarily to a decrease in natural gas used as a result of lower economy energy sales, which was somewhat offset by higher retail and wholesale kWh sales. Lower transportation costs and a lower average effective delivered price also contributed to the decrease. In the first quarter of 2015, Chugach used 5,419,260 MCF of fuel at an average effective delivered price of $5.29 per MCF.  In the first quarter of 2014, Chugach used 5,577,194 MCF of fuel at an average effective delivered price of $5.74 per MCF.

Production expense decreased $0.6 million, or 12.3%, in the first quarter of 2015 compared to the first quarter of 2014, due primarily to a decrease in the amortization related to Beluga Unit 8.

Purchased power expense increased $2.3 million, or 54.8%, in the first quarter of 2015 compared to the first quarter of 2014, due primarily to purchases associated with MEA’s EGS. In the first quarter of 2015, Chugach purchased 124,856 megawatt hours (MWh) of energy at an average effective price of 4.75 cents per kWh.  In the first quarter of 2014, Chugach purchased 47,833 MWh of energy at an average effective price of 7.62 cents per kWh.

Transmission, distribution and consumer accounts expense did not materially change in the first quarter of 2015 compared to the first quarter of 2014.

Administrative, general and other expense increased $0.4 million, or 6.5%, in the first quarter of 2015 compared to the first quarter of 2014, due primarily to an increase in costs associated with workers’ compensation claims and legal fees.

Depreciation and amortization expense, interest on long-term and other debt and interest charged to construction did not materially change in the first quarter of 2015 compared to the first quarter of 2014.

Non-operating margins decreased $0.1 million, or 46.4%, in the first quarter of 2015 compared to the first quarter of 2014, due primarily to lower interest income as result of the sale of marketable securities in August of 2014.

Financial Condition

Assets

Total assets did not materially change from December 31, 2014 to March 31, 2015. Decreases in net utility plant, fuel stock, and cash and cash equivalents were offset by increases in accounts receivable and prepayments. Net utility plant decreased $8.0 million, or 1.2%, due primarily to the retirement of Beluga Unit 8 and associated steam systems and equipment and depreciation expense in excess of extension and replacement of plant. Fuel stock decreased $6.6 million, or 68.8%, due to the use of fuel from the fuel storage facility. Cash and cash equivalents decreased $3.1 million, or 19.1%, due primarily to the payment of principal and accrued interest on the 2011 and 2012 bonds. Accounts receivable increased $2.6 million, or 7.3%, due primarily to an increase in the receivable associated with GVEA sales and associated wheeling. Prepayments increased $0.8 million, or 38.1%, due primarily to the prepayment of insurance for 2015.

Liabilities and Equity

Total liabilities, equities and margins did not materially change from December 31, 2014 to March 31, 2015. Decreases in long-term obligations, accrued interest and fuel, were somewhat offset by increases in total equities and margins, commercial paper, and fuel cost over-recovery. Long-term obligations decreased $22.7 million, or 4.8%, and accrued interest decreased $5.3 million, or 85.5%, due primarily to the March 15, 2015, payment of principal and accrued interest on the 2011 and 2012 bonds. Fuel decreased $6.4 million, or 57.4%, due primarily to the timing of fuel payments. Total equities and margins increased $6.0 million, or 3.4%, due primarily to the margins generated in the first quarter of 2015. Commercial paper increased $9.0 million, or 42.9%, due primarily to the payment of principal and accrued interest on the 2011 and 2012 bonds. Fuel cost over-recovery increased $5.3 million, or 360.1%, due to the over-recovery of the prior quarter’s fuel and purchased power costs.

LIQUIDITY AND CAPITAL RESOURCES

Summary

Chugach ended the first quarter of 2015 with $13.2 million of cash and cash equivalents, down from $16.4 million at December 31, 2014. Chugach did not utilize its $50.0 million line of credit maintained with NRUCFC in the quarter ended March 31, 2015, therefore, this line of credit had no outstanding balance and the available borrowing capacity under this line was $50.0 million at March 31, 2015.  Chugach issued commercial paper in the first quarter of 2015 and had $30.0 million of commercial paper outstanding at March 31, 2015, thus the available borrowing capacity under the Commercial Paper Program at March 31, 2015, was $70.0 million.

Cash equivalents consist of all highly liquid debt instruments, with a maturity of three months or less when purchased, and a concentration account with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes Chugach’s cash flows from operating, investing and financing activities for the quarter ended March 31, 2015 and 2014.

	2015	2014
Total cash provided by (used in):

Operating activities	$14,265,384	$7,207,213
Investing activities	(3,813,582)	(3,248,020)
Financing activities	(13,584,949)	(6,515,810)

Decrease in cash and cash equivalents	$(3,133,147)	$(2,556,617)

Operating Activities

Cash provided by operating activities was $14.3 million for the quarter ended March 31, 2015, compared with $7.2 million for the quarter ended March 31, 2014.

Assignable margins increased to $6.0 million in the quarter ended March 31, 2015, compared with $5.0 million in the quarter ended March 31, 2014. In addition to the increase in assignable margins, cash provided by operating activities was further increased by the change in fuel stock, accounts payable and fuel cost over-recovery and was somewhat offset by the change in accounts receivable and fuel. The change in fuel stock was due primarily to use of fuel from the fuel storage facility. The change in accounts payable was due primarily to the timing of payments. The change in fuel cost over-recovery was due primarily to an increase in the over-collection of fuel and purchased power costs recovered though the fuel and purchased power adjustment process in the quarter ended March 31, 2015, compared to the same quarter in 2014. The change in accounts receivable was due primarily to the timing of payments associated with reimbursable relocation projects.  The change in fuel was due primarily to the timing of payments, as well as less natural gas used in the quarter ended March 31, 2015, compared to the same quarter in 2014.

Investing Activities

Cash used in investing activities was $3.8 million for the quarter ended March 31, 2015, compared with $3.2 million for the quarter ended March 31, 2014. The change in cash used in investing activities was due primarily to a decrease in proceeds from capital grants, which was somewhat offset by a decrease in capital construction in the quarter ended March 31, 2015, compared to the same quarter in 2014.

Capital construction through March 31, 2015, was $5.0 million and is estimated to be $42.3 million for the full year.  Once funding from other sources is collected, the total cash requirement is estimated to be $33.4 million for 2015.  Capital improvement expenditures are expected to increase during the second quarter as the construction season begins.

Financing Activities

Cash used in financing activities was $13.6 million for the quarter ended March 31, 2015,  compared to $6.5 million for the quarter ended March 31, 2014.  The change in cash used in financing activities was due primarily to the decrease in proceeds from short-term obligations as a result of the decrease in commercial paper used for capital construction, which was somewhat offset by a decrease in the repayments of long-term obligations.

Sources of Liquidity

Chugach satisfies its operational and capital cash requirements through internally generated funds, a $50.0 million line of credit from NRUCFC and a $100.0 million Commercial Paper Program.  At March 31, 2015, there was no outstanding balance on the NRUCFC line of credit and $30.0 million of outstanding commercial paper.  At March 31, 2015, the available borrowing capacity under Chugach’s line of credit with NRUCFC was $50.0 million and the available commercial paper capacity was $70.0 million.

Commercial paper can be repriced between one day and 270 days.  The average commercial paper balance for the quarter ended March 31, 2015, was $15.3 million with a corresponding weighted average interest rate of 0.27%.  The maximum amount of outstanding commercial paper for the quarter ended March 31, 2015, was $32.0 million.

The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding monthly weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate
January 2015	$17.8	0.26
February 2015	$11.6	0.22
March 2015	$16.0	0.29

Chugach has a term loan facility with CoBank.  Loans made under this facility are evidenced by the 2011 CoBank Bond, which is governed by the Amended and Restated Master Loan Agreement dated January 19, 2011 and secured by the Indenture.

At March 31, 2015, Chugach had the following bond outstanding with this facility:

	Principal Balance	Interest Rate at March 31, 2015	Maturity Date	Principal Payment Dates

2011 CoBank Bond	$26,232,678	2.52%	2022	2015-2022

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

Chugach management continues to expect that cash flows from operations and external funding sources, including additional commercial paper borrowings, will be sufficient to cover operational, financing and capital funding requirements in 2015 and thereafter.

CRITICAL ACCOUNTING POLICIES

As of March 31, 2015, there have been no significant changes in Chugach’s critical accounting policies as disclosed in Chugach’s 2014 Annual Report on Form 10-K.  These policies include electric utility regulation and unbilled revenue.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Information required by this Item is contained in Note 6 to the “Notes to Financial Statements” within Part I of this Form 10-Q.

OUTLOOK

In the near term, Chugach continues to face the challenges of controlling operating expenses to minimize adverse customer rate impacts and securing replacement revenue sources for an additional wholesale customer load that left during the second quarter of 2015. These issues, along with energy issues and plans at the state level, will shape how Chugach proceeds into the future.

Chugach is currently focused on providing information about the benefits of grid unification for the Railbelt. Grid unification would signify a shift away from independent operations by operating the regional transmission system under a common set of standards and rules, funded by a universal tariff authorized by regulators and collected from all Railbelt ratepayers. Studies have noted significant savings for customers can be achieved through economic dispatch, or using the most efficient generating units on the system to meet the needs of collective customers. However, those same studies note that the full benefits of economic dispatch cannot be achieved without additional investments in new regional transmission lines. Today’s system of utility governing bodies, however, does not lend itself to making regional decisions.

Currently, each of the six electric utilities in the Railbelt owns a portion of the transmission grid, as does the Alaska Energy Authority. Chugach is a proponent of following other successful business models to effectively unify the grid. Discussions on the issue led the State Legislature in 2014 to appropriate $250,000 to the RCA to look deeper into the issue and report back to legislators by July 1, 2015.

Chugach actively manages its fuel supply needs, and while it currently has contracts in place to meet 100 percent of its fuel needs through March of 2019, it is working with state regulators and gas producers to secure a more long-term supply solution. Chugach has been working closely with the State of Alaska on energy policies to promote gas development in Cook Inlet and other in-state gas options including a proposed gas line from the North Slope.

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

A project commenced by Alaska Gasline Development Corporation and affiliates of BP, ConocoPhillips, ExxonMobil and TransCanada (together, project participants) to construct a liquefaction facility, gas pipeline, and gas treatment plant is underway through a pre-filing process accepted by the Federal Energy Regulatory Commission (FERC).  The mainline gas pipeline is expected to include off-take points to allow for the opportunity for future in-state deliveries of natural gas. The project participants are expected to file a formal application with FERC in the fall of 2016. FERC authorizations for the project and commencement of construction are anticipated in the 2018-2019 timeframe, with operation in the 2024-2025 timeframe.

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

Pursuant to contract provisions, MEA notified Chugach in 2004 that it did not intend to be on the Chugach system, as a wholesale power customer after December 31, 2014. MEA constructed a new power plant at Eklutna, Alaska, which is capable of providing 170 MW of base load generation for MEA. On August 12, 2014, MEA notified Chugach that their newly constructed power plant, EGS, would not be completed by January 1, 2015. On September 30, 2014, Chugach entered into an Interim Power Sales Agreement to provide MEA with all demand and energy requirements on a firm basis based on existing tariff rates for a minimum one quarter period beginning on January 1, 2015, and ending on March 31, 2015. On March 31, 2015, Chugach entered into a Memorandum of Understanding (MOU) with MEA to extend the Interim Power Sales Agreement for one month while MEA continued to prepare its power plant and supervisory control and data acquisition (SCADA) system for commercial operation. Upon completion of this work, MEA left the Chugach system. This will result in a loss of approximately 33 percent of Chugach’s power sales and approximately 26 percent of the utility’s annual sales revenue. On December 22, 2014, Chugach entered into a Dispatch Services Agreement with MEA to provide electric and natural gas dispatch services for EGS, electric dispatch services for MEA’s share of the Bradley Lake Hydroelectric Project and electric dispatch coordination services for MEA’s share of the Eklutna Hydroelectric Project effective on or about April 1, 2015. The above mentioned MOU delayed the implementation of this agreement for one month to May 1, 2015. The agreement expires on March 31, 2016, unless extended by MEA through March 31, 2017. The agreement was approved by the RCA on March 23, 2015.

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

On July 16, 2012, AEA submitted the proposed studies required to meet federal licensing requirements as part of the review process to meet environmental and safety standards.  An updated study plan was submitted in December 2012.  AEA held public meetings and comments were accepted by FERC during its 45-day review period.  In February of 2013, FERC approved 44 study plans and approved the remaining studies shortly after.  In 2014, AEA filed an Initial Study Report with FERC.  On December 26, 2014, the Governor of the State of Alaska issued an Administrative Order to suspend discretionary spending on a number of capital projects including the Susitna-Watana Hydroelectric Project, due to the large state budget deficit.  Accordingly, the AEA has submitted two consecutive requests to the FERC to suspend the schedule in this proceeding for 60 days pending further notice from AEA regarding future plans for this project.  In addition, AEA provided notice that the Initial Study Report meetings previously scheduled for January 2015 were postponed until further notice.  Chugach has been working with and will continue to work with AEA and other parties on this effort.

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

The Clean Air Act and Environmental Protection Agency (EPA) regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants.  New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs.  On June 2, 2014, the EPA released a proposed regulation aimed at reducing emissions of carbon dioxide (CO2) from existing power plants that provide electricity for utility customers.  In the draft rule, the EPA took the approach of making individual states responsible for the development and implementation of plans to reduce the rate of CO2 emissions from the power sector.  A final rule is expected in mid-summer 2015, with state plans due to the EPA in June 2016.  Chugach is subject to this proposed regulation, however, in its current form, it is not expected to have a material effect on Chugach’s financial condition, results of operations, or cash flows.  While Chugach cannot predict the implementation of any additional new law or regulation, or the limitations thereof, it is possible that new laws or regulations could increase capital and operating costs.  Chugach has obtained or applied for all Clean Air Act permits currently required for the operation of generating facilities.

Chugach is subject to numerous other environmental statutes including the Clean Water Act, the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Endangered Species Act, and the Comprehensive Environmental Response, Compensation and Liability Act and to the regulations implementing these statutes.  Chugach does not believe that compliance with these statutes and regulations to date has had a material impact on its financial condition, results of operation or cash flows.  However, the implementation of any new law or regulation, or the limitations thereof, or changes in or new interpretations of laws or regulations could result in significant additional capital or operating expenses.  Chugach monitors proposed new regulations and existing regulation changes through industry associations and professional organizations.

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

Interest Rate Risk

At March 31, 2015, short- and long- term debt was comprised of the 2011 and 2012 Series A Bonds, the CoBank Bond and outstanding commercial paper.

The interest rates of the 2011 Series A Bonds and the 2012 Series A Bonds are fixed and set forth in the table below with the carrying value and fair value (dollars in millions) at March 31, 2015.

	Maturing	Interest Rate	Carrying Value	Fair Value
2011 Series A, Tranche A	2031	4.20%	$72,000	$74,391
2011 Series A, Tranche B	2041	4.75%	160,333	176,879
2012 Series A, Tranche A	2032	4.01%	63,750	65,090
2012 Series A, Tranche B	2042	4.41%	102,000	109,109
2012 Series A, Tranche C	2042	4.78%	50,000	56,557
Total			$448,083	$482,026

Chugach is exposed to market risk from changes in interest rates associated with other credit facilities.  Chugach’s credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the London Interbank Offered Rate (LIBOR) or the base rate or prime rate of lenders.  At March 31, 2015, Chugach had $30.0 million of commercial paper outstanding and $26.2 million outstanding on its CoBank Bond.  A 100 basis-point rise in interest rates would increase interest expense by approximately $0.6 million, and up to a 100 basis-point decline in interest rates would decrease interest expense by approximately $0.3 million, based on $56.2 million of variable rate debt outstanding at March 31, 2015.

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

In addition, there have been no changes in Chugach’s internal controls over financial reporting identified in connection with the evaluation that occurred during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information required by this Item is contained in Note 9 to the “Notes to Financial Statements” within Part I of this Form 10-Q.

ITEM 1A.  RISK FACTORS

Regulatory

Our billing rates are approved by the RCA. Chugach filed its 2013 General Rate Case on November 19, 2013, to reflect revenue and cost changes resulting from the expiration of HEA’s wholesale contract. On January 2, 2014, the proposed rates became effective on an interim and refundable basis for retail and wholesale customers in January 2014 and February 2014, respectively. On November 13, 2014, the RCA accepted the stipulation entered into among the parties in the case. On February 12, 2015, the RCA issued a final order, see “Item 1 – Notes to Financial Statements – Note 4 – Regulatory Matters – 2013 General Rate Case.”

To reflect revenue and cost changes resulting from the impending expiration of MEA’s wholesale contract, Chugach filed a June 2014 Test Year General Rate Case with the RCA on February 13, 2015, with interim and refundable rates effective April 1, 2015. On March 31, 2015, Chugach and MEA entered into a Memorandum of Understanding entitled, “Extension of Eklutna Generation Station Agreements and Delay of Implementation of the Dispatch Services Agreement” (MOU), which was approved by the RCA on the same day. Approval of the MOU extended the Eklutna Generation Station Commissioning Dispatch Service and Test Power Agreement and the 2015 Interim Power Sales Agreement between MEA and Chugach to April 30, 2015, and delayed implementation of the Dispatch Services Agreement until May 1, 2015.

As a result of the MOU, the expected implementation of Chugach’s proposed rate changes were delayed by one month. Chugach supplemented its filing and requested a delay in implementing interim rates to match the one-month extensions to synchronize the rate changes with the termination of sales to MEA. Chugach also updated its fuel and purchased power rates to reflect continuation of the 2015 Interim Power Sales Agreement between Chugach and MEA for rates effective on and after April 1, 2015.

On April 30, 2015, the RCA opened a new docket and issued Order No. U-15-081(1) approving base retail and wholesale rates on an interim and refundable basis. Retail rate changes are effective May 1, 2015, and wholesale rate changes are effective June 1, 2015, for purchases beginning May 1, 2015. The RCA did not approve adjustments to Chugach’s transmission and ancillary services rates. Adjustments to these rate components, which do not impact Chugach’s financial performance, are expected to be determined at the conclusion of the case. The RCA indicated a final order in the case would be issued by May 8, 2016.

For information regarding additional risk factors, please refer to Item 1A of Chugach’s Annual Report on Form 10-K for the year ended December 31, 2014. Except as noted above, these risk factors have not materially changed as of March 31, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM  5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Second Amendment to the Gas Sale and Purchase Agreement between the Registrant and Hilcorp Alaska, LLC effective May 4, 2015

Memorandum of Understanding Regarding the 2015 Interim Power Sales Agreement between the Registrant and Matanuska Electric Association, Inc. effective March 31, 2015

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Bradley W. Evans
Bradley W. Evans
Chief Executive Officer

By:	/s/ Sherri L. McKay-Highers
Sherri L. McKay-Highers
Chief Financial Officer

Date:	May 13, 2015

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description

10.75.2	Second Amendment to the Gas Sale and Purchase Agreement between the Registrant and Hilcorp Alaska, LLC effective May 4, 2015.

10.77.1

Memorandum of Understanding Regarding the 2015 Interim Power Sales Agreement between the Registrant and Matanuska Electric Association, Inc. effective March 31, 2015. Incorporated by reference to the Registrant’s Form 8-K filed April 1, 2015.

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