Form 10-Q
period 2015-06-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2015-08-14
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the unaudited financial statements of Chugach as of and for the quarter ended June 30, 2015, follow.

Chugach Electric Association, Inc.

Balance Sheets

(Unaudited)

Assets	June 30, 2015	December 31, 2014

Utility Plant:
Electric plant in service	$1,106,261,045	$1,155,500,963
Construction work in progress	26,304,932	21,567,341
Total utility plant	1,132,565,977	1,177,068,304
Less accumulated depreciation	(462,486,628)	(497,601,371)
Net utility plant	670,079,349	679,466,933

Other property and investments, at cost:
Nonutility property	76,889	76,889
Investments in associated organizations	9,571,132	9,923,552
Special funds	733,384	666,967
Restricted cash equivalents	1,564,435	1,705,086
Total other property and investments	11,945,840	12,372,494

Current assets:
Cash and cash equivalents	13,625,515	16,364,962
Special deposits	74,390	79,390
Restricted cash equivalents	1,283,651	1,143,000
Accounts receivable, net	23,107,342	36,060,256
Materials and supplies	28,995,907	26,774,512
Fuel stock	4,056,968	9,652,073
Prepayments	2,803,089	2,178,723
Other current assets	167,278	242,682
Total current assets	74,114,140	92,495,598

Deferred charges, net	20,383,515	21,376,596

Total assets	$776,522,844	$805,711,621

Chugach Electric Association, Inc.

Balance Sheets (continued)

(Unaudited)

Liabilities, Equities and Margins	June 30, 2015	December 31, 2014

Equities and margins:
Memberships	$1,645,249	$1,631,569
Patronage capital	169,048,319	164,135,053
Other	11,145,658	11,158,677
Total equities and margins	181,839,226	176,925,299

Long-term obligations, excluding current installments:
Bonds payable	426,666,665	448,083,332
National Bank for Cooperatives bond payable	22,241,852	24,941,165
Total long-term obligations	448,908,517	473,024,497

Current liabilities:
Current installments of long-term obligations	24,115,980	23,889,777
Commercial paper	10,000,000	21,000,000
Accounts payable	8,958,568	9,746,175
Consumer deposits	4,806,701	4,914,260
Fuel cost over-recovery	8,034,196	1,462,057
Accrued interest	5,911,808	6,191,608
Salaries, wages and benefits	8,196,063	7,547,316
Fuel	5,108,049	11,137,609
Other current liabilities	5,578,062	4,594,865
Total current liabilities	80,709,427	90,483,667

Other non-current liabilities:
Deferred compensation	733,384	666,967
Other liabilities, non-current	1,503,349	1,842,000
Deferred liabilities	1,992,269	1,858,455
Patronage capital payable	10,205,739	10,205,739
Cost of removal obligation	50,630,933	50,704,997
Total other non-current liabilities	65,065,674	65,278,158

Total liabilities, equities and margins	$776,522,844	$805,711,621

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Operating revenues	$47,697,820	$70,269,305	$122,670,937	$146,368,191

Operating expenses:
Fuel	13,185,841	34,103,354	43,017,838	67,540,605
Production	4,089,615	5,209,049	8,657,297	10,418,246
Purchased power	4,729,596	3,903,066	11,336,198	8,171,426
Transmission	1,489,944	1,485,889	3,053,626	3,053,894
Distribution	3,591,277	3,572,585	6,841,841	6,980,869
Consumer accounts	1,586,015	1,625,927	3,127,606	3,223,119
Administrative, general and other	6,049,377	6,774,905	12,144,723	12,500,758
Depreciation and amortization	8,768,893	10,322,236	18,762,705	20,575,617
Total operating expenses	$43,490,558	$66,997,011	$106,941,834	$132,464,534

Interest expense:
Long-term debt and other	5,503,640	5,753,378	11,212,552	11,704,930
Charged to construction	(122,473)	(92,062)	(242,012)	(201,056)
Interest expense, net	$5,381,167	$5,661,316	$10,970,540	$11,503,874
Net operating margins	$(1,173,905)	$(2,389,022)	$4,758,563	$2,399,783

Nonoperating margins:
Interest income	78,740	164,795	146,837	332,624
Allowance for funds used during construction	46,070	38,110	91,035	70,956
Capital credits, patronage dividends and other	1,200	46,915	2,400	59,266
Total nonoperating margins	$126,010	$249,820	$240,272	$462,846

Assignable margins	$(1,047,895)	$(2,139,202)	$4,998,835	$2,862,629

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Assignable margins	$4,998,835	$2,862,629
Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation and amortization	18,762,705	20,575,617
Amortization and depreciation cleared to operating expenses	2,243,869	2,879,121
Allowance for funds used during construction	(91,035)	(70,956)
Write off of inventory, deferred charges and projects	160,325	215,973
Other	2,280	(69,014)
(Increase) decrease in assets:
Accounts receivable, net	12,013,381	(222,284)
Fuel cost under-recovery	0	(3,315,475)
Materials and supplies	(2,349,758)	(1,492,506)
Fuel stock	5,595,105	3,914,624
Prepayments	(624,366)	(1,197,703)
Other assets	80,404	637,900
Deferred charges	(61,793)	(27,378)
Increase (decrease) in liabilities:
Accounts payable	(1,689,849)	(1,482,120)
Consumer deposits	(107,559)	(257,711)
Fuel cost over-recovery	6,572,139	(1,635,677)
Accrued interest	(279,800)	(322,106)
Salaries, wages and benefits	648,747	243,773
Fuel	(6,029,560)	1,256,972
Other current liabilities	1,080,416	1,277,218
Deferred liabilities	(68,741)	(13,429)
Net cash provided by operating activities	40,855,745	23,757,468
Cash flows from investing activities:
Return of capital from investment in associated organizations	352,420	351,162
Investment in restricted cash equivalents	0	(116)
Investment in marketable securities	0	(154,724)
Proceeds from capital grants	1,097,228	2,418,144
Extension and replacement of plant	(10,320,118)	(10,096,435)
Net cash used in investing activities	(8,870,470)	(7,481,969)
Cash flows from financing activities:
Proceeds from short-term obligations	9,000,000	17,000,000
Repayments of short-term obligations	(20,000,000)	(11,000,000)
Repayments of long-term obligations	(23,889,777)	(24,682,812)
Memberships and donations received	661	17,538
Retirement of patronage capital and estate payments	(85,569)	(5,867)
Net receipts on consumer advances for construction	249,963	(60,694)
Net cash used in financing activities	(34,724,722)	(18,731,835)
Net change in cash and cash equivalents	(2,739,447)	(2,456,336)
Cash and cash equivalents at beginning of period	$16,364,962	$4,347,163
Cash and cash equivalents at end of period	$13,625,515	$1,890,827
Supplemental disclosure of non-cash investing and financing activities:
Cost of removal obligation	$(74,064)	$1,935,913
Extension and replacement of plant included in accounts payable	$2,930,051	$2,588,197
Patronage capital retired and included in other current liabilities	$0	$5,022,000
Supplemental disclosure of cash flow information - interest expense paid, net of amounts capitalized	$10,635,938	$11,238,164

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2015 and 2014

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

Additionally, Chugach supplies much of the power requirements of the City of Seward, as a wholesale customer. Chugach also served Matanuska Electric Association, Inc. (MEA), as a wholesale customer through April 30, 2015.  Periodically, Chugach sells available generation in excess of its own needs to Golden Valley Electric Association, Inc. (GVEA), and Anchorage Municipal Light & Power (ML&P). Chugach’s retail and wholesale members are the consumers of the electricity sold.

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

June 30, 2015 and 2014

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

c. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the six month periods ended June 30, 2015 and 2014 was in compliance with that provision. In addition, Chugach collects sales tax and is assessed gross revenue and excise taxes which are presented on a net basis in accordance with FASB ASC 605-45-50, “Topic 605 - Revenue Recognition – Subtopic 45 - Principal Agent Considerations – Section 50 - Disclosure.”

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

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2015 and 2014

d. Accounts Receivable

Included in accounts receivable are invoiced amounts to ML&P for their proportionate share of current Southcentral Power Project (SPP) costs, which amounted to $1.1 million and $0.9 million at June 30, 2015 and December 31, 2014, respectively. In addition, accounts receivable includes invoiced amounts for grants to support the construction of facilities to divert water and safely transmit electricity, which amounted to $0.2 million and $1.1 million at June 30, 2015, and December 31, 2014, respectively.

e. Fuel Stock

Fuel Stock is the weighted average cost of fuel injected into the Cook Inlet Natural Gas Storage Alaska (CINGSA). Chugach’s fuel balance in storage amounted to $4.1 million and $9.7 million at June 30, 2015, and December 31, 2014, respectively.

f. Restricted Cash Equivalents

Restricted cash equivalents include funds on deposit for future workers’ compensation claims, which amounted to $2.8 million at June 30, 2015 and December 31, 2014, respectively.

g. Reclassifications

At June 30, 2015, Chugach recorded the following reclassification for the year ended December 31, 2014:

A reclassification representing the long-term versus current presentation of long-term obligations associated with bonds payable, previously reported as current installments of long-term obligations and now reported as long-term obligations, excluding current installments. The impact of this reclassification was an increase to long-term obligations, excluding current installments, and a decrease to current installments of long-term obligations of $1.0 million as of December 31, 2014.

For the period ended June 30, 2015, Chugach recorded the following reclassification for the period ended June 30, 2014:

A reclassification representing the gross versus net presentation of cash received for capital grants, included as cash flows from investing, previously reported as extension and replacement of plant and now reported as proceeds from capital grants. This reclassification had no impact on net cash used in investing activities.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2015 and 2014

4.	REGULATORY MATTERS

MEA Interim Power Sales Agreement

On August 12, 2014, MEA notified Chugach that their newly constructed power plant, the Eklutna Generation Station (EGS), would not be completed by January 1, 2015. On September 30, 2014, Chugach entered into an Interim Power Sales Agreement (Agreement) to provide MEA with all demand and energy requirements on a firm basis based on existing tariff rates for a minimum one quarter period beginning January 1, 2015, and ending on March 31, 2015. The RCA approved the Agreement December 22, 2014. The term of the Agreement was subsequently extended to and expired on April 30, 2015.

June 2014 Test Year General Rate Case

Chugach’s June 2014 Test Year General Rate Case was finalized and submitted to the RCA on February 13, 2015. Chugach requested a system base rate increase of approximately $21.3 million, or 20 percent, on total base rate revenues for rates effective in April 2015. The primary driver of the rate changes is the reduction and shift in fixed-cost responsibility resulting from the expiration of the Interim Power Sales Agreement between Chugach and MEA on April 30, 2015.

The RCA issued Order U-15-081(1) on April 30, 2015, suspending the filing and granting Chugach’s request for interim and refundable rate increases effective May 1, 2015. A scheduling conference was held on May 27, 2015. On June 4, 2015, the RCA issued Order U-15-081(2), granting approval for intervention by Homer Electric Association (HEA), MEA and GVEA. The RCA has indicated that a final order in the case will be issued by May 8, 2016.

Chugach submitted proposed adjustments to its fuel and purchased power rates under a separate tariff advice letter to become effective at the same time which allows interim base rate increases to be synchronized with reductions in fuel costs resulting from system heat rate improvements and a greater share of hydroelectric generation used to meet the load requirements of the remaining customers on the system. In combination with Chugach’s fuel and purchased power rate adjustment filing for rates effective in April 2015, the effective increase to retail customer bills was approximately 2 to 5 percent.

Third Amendment to the Gas Sale and Purchase Agreement between Hilcorp Alaska, LLC and Chugach Electric Association, Inc.

On July 23, 2015, Chugach filed the Third Amendment to the Gas Sale and Purchase Agreement (Third Amendment) between Hilcorp Alaska, LLC and Chugach with the RCA. The Third Amendment extends the term of the existing Gas Sale and Purchase Agreement (GSPA) between Chugach and Hilcorp to provide for firm gas sales from March 31, 2019 to March 31, 2023, and adjusts the volumes and gas price for purchases in 2019. The Third Amendment does not change the underlying terms and conditions of the GSPA as amended,  or the pricing and gas quantities in 2015 through March 31, 2018. The Third Amendment reduces the gas price by 8.5 percent on April 1, 2018.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2015 and 2014

A key provision of the Third Amendment is the option for additional gas volumes during the period of April 1, 2019 through March 31, 2023, on both an annual contract quantity and average daily contract quantity basis. These options provide Chugach with added flexibility in the overall management of its gas supply requirements. The annual volumetric basis option provides Chugach with the ability to augment its firm gas supply requirements from other independent suppliers. Chugach is permitted to increase the annual contract volumes of up to 1.1 billion cubic feet (Bcf) of gas beginning April 1, 2019, and up to 2.6 Bcf annually on April 1 thereafter, provided advanced notice is given to Hilcorp. This option allows Chugach to continue to obtain firm gas supplies from Hilcorp or alternatively from other gas suppliers if market conditions allow.

The Third Amendment also provides Chugach with shorter-term options to purchase up to 2.0 million cubic feet (MMcf) per day of additional firm gas without impacting established annual contract quantities. This option allows Chugach to purchase additional volumes in response to short-term sales increases due to weather, bulk power maintenance activities, or other events on the Chugach system.

The Third Amendment is contingent upon approval by the RCA.

Operation and Regulation of the Alaska Railbelt Transmission System

The 2014 Alaska Legislature directed the RCA to provide a recommendation on whether creating an independent system operator or similar structure in the Railbelt area is the best option for effective and efficient electrical transmission. On February 11, 2015, the RCA voted in favor of opening a docket to investigate and receive input on alternative transmission structures for the Railbelt. The RCA held public meetings and workshops throughout the second quarter of 2015. On June 30, 2015, the RCA issued its report which recommended an independent transmission company, certificated and regulated as a public utility, be created to operate the transmission system reliably and transparently and to plan and execute major maintenance, transmission system upgrades, and new transmission projects necessary for the reliable delivery of electric power to Railbelt customers. The RCA also wants to be granted authority for siting new generation and transmission and to regulate integrated resource planning of the Railbelt electrical system. Quarterly progress reports on this effort are required for the remainder of 2015. The development of common Railbelt operating and reliability standards and system-wide merit order economic dispatch of the Railbelt’s electrical generation units to bring the maximum benefit to ratepayers was also recommended. The RCA expects to analyze and review present efforts in order to assess the organizational and governance structure needed for an independent consolidated system operator. Progress reports associated with system-wide economic dispatch are required beginning in 2016.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2015 and 2014

2013 General Rate Case

Chugach submitted a 2013 Test Year General Rate Case to the RCA on November 19, 2013. On April 18, 2014, Chugach submitted an update to reflect the final results contained in Chugach’s compliance filing in the 2012 Test Year General Rate Case that was submitted to the RCA on April 14, 2014. The update reflects final rate design changes contained in the 2012 Test Year General Rate Case.

Chugach and the parties to the docket entered into a stipulation resolving revenue requirement and cost of service matters contained in the case, which was accepted by the RCA on November 13, 2014. On February 12, 2015, the RCA issued Order No. 9 of U-14-001 accepting a separate stipulation on reactive supply and voltage control from generation sources and resolving the remaining issues in the docket. On April 30, 2015, the RCA issued Order U-14-001(11), approving final tariff sheets for the January 2014 through April 30, 2015, interim period as well as Chugach’s refund plan. The stipulation contained a provision that Chugach be permitted to create a regulatory asset for approximately $0.9 million of storm-related costs and be permitted to recover $0.2 million per year over the next five years. Chugach also stipulated to rate adjustments associated with transmission wheeling and ancillary services. Revenues associated with reactive supply and voltage control from generation sources do not impact Chugach’s margin levels. Chugach completed the issuance of refunds in July of 2015.

On March 16, 2015, MEA filed an appeal to Order U-14-001(9) in Superior Court asserting that the RCA erred by ordering a fully allocated cost-based transmission rate for use of the Teeland Substation, and that the RCA ignored evidence that a fully allocated cost-based transmission rate results in unjust and unreasonable rates and ignored long-established precedent of cost causer/cost payer relationships for wheeling across the Teeland Substation, among other items. MEA filed its brief with the Superior Court on June 26, 2015. Chugach is expected to file its response by August 28, 2015. While Chugach cannot predict the outcome of this case, it will vigorously defend the RCA’s order.

CINGSA

On January 30, 2015, Cook Inlet Natural Gas Storage Alaska (CINGSA) submitted a filing to the RCA providing notice that it had found 14.5 Bcf of gas as a result of directional drilling in the storage facility and now proposes to establish guidelines for commercial sales of at least 2 Bcf of this gas. Chugach submitted comments to the RCA regarding CINGSA’s proposed treatment of found gas. Chugach does not believe CINGSA’s proposal to retain revenues for the sale of found gas should be permitted in recognition of the risk-sharing agreements made by CINGSA and its storage customers that resulted in the development of the CINGSA storage facility.

The RCA issued an order in March of 2015 suspending the filing for further investigation. CINGSA filed direct testimony in the case on April 13, 2015. Chugach and other intervenors in the case submitted responsive testimony on June 5, 2015. CINGSA submitted its reply testimony on June 29, 2015. A hearing is scheduled for mid-August of 2015. The RCA is expected to issue a final order in the case by November 20, 2015.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2015 and 2014

5.	DEBT

Lines of credit

Chugach maintains a $50.0 million line of credit with National Rural Utilities Cooperative Finance Corporation (NRUCFC). Chugach did not utilize this line of credit in the six months ended June 30, 2015. In addition, Chugach did not utilize this line of credit during 2014 and had no outstanding balance at December 31, 2014. The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC. The borrowing rate was 2.90 percent at June 30, 2015, and December 31, 2014. The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. The NRUCFC line of credit expires October 12, 2017. This line of credit is immediately available for unconditional borrowing.

Commercial Paper

Chugach maintains a $100.0 million Amended Unsecured Credit Agreement, which is used to back Chugach’s Commercial Paper Program. The pricing includes an all-in drawn spread of one month London Interbank Offered Rate (LIBOR) plus 107.5 basis points, along with a 17.5 basis points facility fee (based on an A- unsecured debt rating). The Amended Unsecured Credit Agreement expires on November 17, 2016. The participating banks include NRUCFC, KeyBank National Association, Bank of America, N.A., Bank of Montreal, CoBank and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch. The commercial paper can be repriced between one day and 270 days. Chugach is expected to continue to issue commercial paper in 2015, as needed. Chugach had $10.0 million and $21.0 million of commercial paper outstanding at June 30, 2015, and December 31, 2014, respectively.

The following table provides information regarding average commercial paper balances outstanding for the quarters ended June 30, 2015, and 2014 (dollars in millions), as well as corresponding weighted average interest rates:

2015		2014
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$17.3	0.29%	$34.2	0.19%

Term Loan

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2011 CoBank Bond, which is governed by the Amended and Restated Master Loan Agreement dated January 19, 2011, and secured by the Second Amended and Restated Indenture (Indenture). Chugach had $24.9 million and $27.4 million outstanding with CoBank at June 30, 2015, and December 31, 2014, respectively.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2015 and 2014

6.	RECENT ACCOUNTING PRONOUNCEMENTS

ASC Update 2014-09 “Revenue from Contracts with Customers (Topic 606)”

In May of 2014, the FASB issued ASC Update 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASC Update 2014-09 provides guidance for the recognition, measurement and disclosure of revenue related to the transfer of promised goods or services to customers. This update was effective for fiscal years beginning after December 15, 2016, for which early application was prohibited. However, in  July of 2015, the FASB voted to defer the effective date of ASC Update 2014-09 to fiscal years beginning after December 15, 2017, and permit early adoption of this update, but not before the original effective date. Chugach has not yet selected a transition method and is evaluating the effect on its results of operations, financial position, and cash flows.

ASC Update 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”

In April of 2015, the FASB issued ASC Update 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASC Update 2015-03 revises the presentation guidance for debt issuance costs related to a recognized debt liability. The effect of this update is to present the debt issuance costs as a direct deduction to the liability on the balance sheet and retrospective application is required. This update does not change the recognition and measurement guidance for debt issuance costs. This update is effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016, with early adoption permitted. Chugach will begin application of ASC 2015-03 on January 1, 2016. Adoption is not expected to have a material effect on results of operations, financial position, and cash flows.

ASC Update 2015-11  “Inventory Topic (330): Simplifying the Measurement of Inventory”

In July of 2015, the FASB issued ASC Update 2015-11, “Inventory Topic (330): Simplifying the Measurement of Inventory.” ASC Update 2015-11 revises the measurement of inventory to the lower of cost and net realizable value, if a method other than last in, first out (LIFO) or retail inventory method is currently applied. This update is effective for fiscal years beginning after December 15, 2016, and interim periods beginning after December 15, 2017, with early adoption permitted. Chugach will begin application of ASC 2015-11 on January 1, 2017.  Chugach is evaluating the effect on its results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2015 and 2014

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

Fair Value of Financial Instruments

The estimated fair values (in thousands) of long-term obligations included in the financial statements at June 30, 2015, are as follows:

	Carrying Value	Fair Value
Long-term obligations (including current installments)	$473,024	$475,612

Level 1 measurement was used to determine the fair value of the 2011 and 2012 Series A Bonds. Level 2 measurements were used to determine all other long-term obligations.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2015 and 2014

8.	ENVIRONMENTAL MATTERS

The Clean Air Act and Environmental Protection Agency (EPA) regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants. New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs. On August 3, 2015, the EPA released the final 111(d) regulation language aimed at reducing emissions of carbon dioxide (CO2) from existing power plants that provide electricity for utility customers. In the final rule, the EPA took the approach of making individual states responsible for the development and implementation of plans to reduce the rate of CO2 emissions from the power sector. The EPA has initially applied the final rule to 48 of the contiguous states.  At this time, Alaska, Hawaii, Vermont, Washington D.C. and two U.S. territories are not bound by the regulation. Alaska may be required to comply at some future date. The EPA 111(d) regulation, in its current form, is not expected to have a material effect on Chugach’s financial condition, results of operations, or cash flows. While Chugach cannot predict the implementation of any additional new law or regulation, or the limitations thereof, it is possible that new laws or regulations could increase capital and operating costs. Chugach has obtained or applied for all Clean Air Act permits currently required for the operation of generating facilities.

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

Contingencies

Chugach is a participant in various legal actions, rate disputes, personnel matters and claims both for and against Chugach’s interests. Management believes the outcome of any such matters will not materially impact Chugach’s financial condition, results of operations or liquidity. Chugach establishes reserves when a particular contingency is probable and estimable. Chugach has not accrued for any contingency at June 30, 2015, as it does not consider any contingency to be probable nor estimable. Chugach faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2015 and 2014

Concentrations

Approximately 70 percent of Chugach’s employees are members of the IBEW. Chugach has three CBA’s with the IBEW. Chugach also has an agreement with the HERE. All three IBEW CBA’s have been renewed through June 30, 2017. The HERE contract has been renewed through June 30, 2016.

Chugach was the principal supplier of power under an Interim Power Sales Agreement with MEA. Including the fuel component, this contract represented $26.1 million of sales revenue through April 30, 2015, and $70.7 million, or 26 percent, of sales revenue in 2014. This agreement expired April 30, 2015.

Commitments

Fuel Supply Contracts

Chugach has fuel supply contracts from various producers at market terms. A gas supply contract between Chugach and ConocoPhillips Alaska, Inc. and ConocoPhillips, Inc. (collectively “ConocoPhillips”), was approved by the RCA effective August 21, 2009. The contract provided gas beginning in 2010 and will terminate December 31, 2016. The total amount of gas under the contract is estimated to be 60 Bcf. Chugach entered into a gas contract with Hilcorp effective January 1, 2015, to provide gas through March 31, 2018. The total amount of gas under the contract is estimated to be 17.7 Bcf. On September 15, 2014, the RCA approved an amendment to the Hilcorp gas purchase agreement extending gas delivery and subsequently filling 100 percent of Chugach’s needs through March 31, 2019.  All of the production is expected to come from Cook Inlet, Alaska. The terms of the ConocoPhillips and Hilcorp agreements require Chugach to manage the natural gas transportation over the connecting pipeline systems. Chugach has gas transportation agreements with ENSTAR Natural Gas Company (ENSTAR) and Hilcorp.

Patronage Capital

In 2007, Chugach entered into an agreement with HEA to return all of its patronage capital within five years after expiration of its power sales agreement, which was December 31, 2013. This patronage capital retirement was related to a settlement agreement associated with the 2005 Test Year General Rate Case (Docket U-06-134) and accepted by the RCA on August 7, 2007. HEA’s patronage capital was $7.9 million at June 30, 2015, and December 31, 2014, and is classified as patronage capital payable on Chugach’s Balance Sheet.

In an agreement reached in May of 2014 with MEA, capital credits retired to MEA are classified as patronage capital payable on Chugach’s Balance Sheet. MEA’s patronage capital payable was $2.3 million at June 30, 2015, and December 31, 2014, respectively.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2015 and 2014

Economy Energy Sales

On October 5, 2012, Chugach and GVEA finalized arrangements for Chugach to provide economy energy to GVEA through March of 2015. Sales were made under the terms and conditions of Chugach’s economy energy sales tariff. The price to GVEA included the cost of fuel, variable operations and maintenance expense, wheeling charges and a margin. Chugach had also entered into specific gas supply arrangements to make economy energy sales to GVEA. Sales revenue to GVEA amounted to $8.0 million in 2015 through the expiration of their contract, and $21.4 million in the first half of 2014.

Cooper Lake Hydroelectric Project

The Cooper Lake Hydroelectric Project received a new 50-year license from FERC in August of 2007. A condition of that license is a requirement to construct a Stetson Creek diversion structure, a pipeline to Cooper Lake, and a bypass structure to release warmer water from Cooper Lake into Cooper Creek. If the project was not feasible or if the cost estimate materially exceeded the terms of the license, Chugach had the option to request a license amendment. At the time the project was being relicensed the estimated cost to complete the project was $12.0 million. The current total project cost is now estimated at $22.3 million. As an alternative to requesting a license amendment from FERC, Chugach requested grants from the State of Alaska. Funding for this project includes $9.9 million in grants awarded. The Chugach Board authorized expenditures for the project November 15, 2012. The diversion project began construction in 2013 and will be completed in 2015. It will operate through the duration of the license.

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

OVERVIEW

Chugach is the largest electric utility in Alaska, engaged in the generation, transmission and distribution of electricity. Chugach’s power flows through an interconnected regional electrical system throughout Alaska’s Railbelt, a 400-mile-long area stretching from the coastline of the southern Kenai Peninsula to the interior of the state which includes Alaska’s largest cities, Anchorage and Fairbanks.

Chugach directly serves retail customers in the Anchorage and Kenai Peninsula areas and supplies much of the power requirements of the City of Seward, as a wholesale customer. Chugach also supplied power to Matanuska Electric Association, Inc. (MEA) through April 30, 2015, as a wholesale customer. Periodically, Chugach sells available generation in excess of its own needs to Golden Valley Electric Association, Inc. (GVEA) and to Anchorage Municipal Light & Power (ML&P).

Chugach is an Alaska electric cooperative operating on a not-for-profit basis and is subject to the regulatory authority of the Regulatory Commission of Alaska (RCA).

Chugach’s customers’ requirements for capacity and energy generally increase in fall and winter as home heating and lighting needs increase and decline in spring and summer as the weather becomes milder and daylight hours increase.

Outlook

In the near term, Chugach continues to face the challenges of operating in a flat load growth environment and securing replacement revenue sources. These challenges, along with energy issues and plans at the state level, will shape how Chugach proceeds into the future.

Prior to the expiration of MEA’s wholesale power contract with Chugach at the end of 2014, Chugach entered into an Interim Power Sales Agreement with MEA to provide all demand and energy requirements on a firm basis on existing tariffs for a minimum one quarter period beginning January 1, 2015, and ending on March 31, 2015, while MEA completed construction of its new power plant, the Eklutna Generation Station (EGS). On March 31, 2015, Chugach entered into a Memorandum of Understanding (MOU) with MEA to extend the Interim Power Sales Agreement for one month while MEA continued to prepare its EGS and supervisory control and data acquisition (SCADA) system for commercial operation. This MOU also delayed the implementation of the Dispatch Services Agreement with MEA to provide electric and natural gas dispatch services to EGS, electric dispatch services for MEA’s share of the Bradley Lake Hydroelectric Project and electric dispatch coordination services for Eklutna Hydroelectric Project to May 1, 2015. On April 30, 2015, the Interim Power Sales Agreement with MEA expired.

Chugach has been preparing for the expiration of its second wholesale power contract for some time and has taken steps to reduce costs in order to mitigate the rate impacts to its remaining customers. Despite the loss of these two wholesale power contracts which accounted for approximately 50% of energy sales and 40% of sales revenue, the net system rate increase for Chugach’s remaining customers was approximately 20%. Chugach’s 10-year financial forecast results indicate it can sustain operations and meet financial covenants without these wholesale contracts. In addition, because Chugach’s rates are established by the RCA, Chugach expects to maintain its ability to recover Chugach’s specific costs of providing service despite the loss of these customers.

Chugach is also pursuing replacement sources of revenue through potential new power sales and dispatch agreements, as well as transmission wheeling and ancillary services tariff revisions. Chugach has updated and expanded its operating tariff to include both firm and non-firm transmission wheeling services and attendant ancillary services in support of third-party transactions on the Chugach system. Chugach believes that cost reduction and containment, successful implementation of new power sales and dispatch agreements and revised tariffs will mitigate additional rate increases. However, Chugach cannot assure that it will be able to replace sources of revenue or that any replacement of revenue sources, revised tariffs or cost reduction and containment measures will fully offset any anticipated rate increases in this timeframe.

Chugach is focused on efforts in the Railbelt to explore the benefits of grid unification. Currently, each of the six electric utilities in the Railbelt own a portion of the transmission grid, as does the Alaska Energy Authority (AEA). Chugach is a proponent of following other successful business models to effectively unify the grid. Discussions on the issue led the Alaska State Legislature in 2014 to appropriate $250,000 to the RCA to explore the issue and report back to legislators. On June 30, 2015, the RCA issued its report which recommended an independent transmission company, certificated and regulated as a public utility, be created to operate the transmission system reliably and transparently and to plan and execute major maintenance, transmission system upgrades, and new transmission projects necessary for the reliable delivery of electric power to Railbelt customers. Quarterly progress reports on this effort are required for the remainder of 2015. The RCA expects to analyze and review present efforts in order to assess the organizational and governance structure needed for an independent consolidated system operator. Progress reports associated with system-wide economic dispatch are required beginning in 2016. With the support of the Commission, Chugach and several other Railbelt utilities are evaluating possible transmission business model opportunities; and, associated economic dispatch models that may lead to more optimal Railbelt-wide system operations. Chugach intends to finalize this review and evaluation in the first or second quarter of 2016. While Chugach cannot determine the materiality of any effect on its results of operations, financial condition, and cash flows until a business model and plan are adopted, it anticipates a positive outcome.

Chugach actively manages its fuel supply needs and currently has contracts in place to meet 100 percent of its needs through March of 2019 and a fuel agreement, pending RCA approval, to provide fuel through March of 2023. Chugach continues its efforts to secure a long-term reliable gas supply solution and encourage new development and continued investment in Cook Inlet. Furie Operating Alaska, LLC (Furie) is constructing an offshore gas production platform and has procured undersea gas pipe to install in the summer of 2015. Furie expects to produce 15 to 20 MMcf per day by late 2015. The platform and other production facilities are designed for up to 200 MMcf per day. Other gas producers are actively developing gas supplies in the Cook Inlet. Chugach is encouraged with these developments but continues to explore other alternatives to diversify its portfolio.

A State of Alaska Energy Policy approved by the legislature in 2010 included legislative intent that the state achieve a 15 percent increase in energy efficiency on a per capita basis between 2010 and 2020, receive 50 percent of its electric generation from renewable and alternative energy sources by 2025, work to ensure reliable in-state gas supply for residents of the state, and that the state power project fund serve as the main source of state assistance for energy projects, remain a leader in petroleum and natural gas production and become a leader in renewable and alternative energy development.

The main project moving Alaska toward its renewable energy goals is the Susitna-Watana Hydroelectric Project, located on the Susitna River, approximately halfway between Anchorage and Fairbanks. The project capacity is now expected to be 459 MW, which would provide about half the electric energy needed in the Railbelt. The State of Alaska began appropriating funds to the AEA for this project in the state’s 2012 fiscal year budget, totaling approximately $180.7 million through the spring of 2014. However, on December 26, 2014, the Governor of the State of Alaska (Governor) issued an Administrative Order to suspend discretionary spending on a number of capital projects, including this project, due to the large state budget deficit. Accordingly, AEA submitted two consecutive requests to the FERC to suspend the schedule for 60 days. The FERC granted AEA’s requests and in May of 2015 advised AEA it will hold the process in abeyance until further notice. In addition, AEA provided notice that the Initial Study Report meetings previously scheduled for January of 2015 were postponed until further notice. In July of 2015, the Governor approved using $6.6 million in uncommitted funds from a prior Susitna-Watana appropriation to continue moving the project forward. Chugach has been working with and will continue to work with AEA and other parties on this effort.

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

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins increased $1.1 million, or 51.0%, during the second quarter of 2015 compared to the second quarter of 2014, due primarily to lower production, administrative, general and other expense, and depreciation expense, which was somewhat offset by a decrease in operating revenues due to lower sales.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased $22.6 million, or 32.1%, in the second quarter of 2015 compared to the second quarter of 2014. This decrease was due primarily to the expiration of MEA’s interim wholesale contract, GVEA’s economy sales contract, and lower retail sales.

Overall, retail revenue did not materially change in the second quarter of 2015 compared to the second quarter of 2014. Base revenue increased due to an increase in rates charged to retail customers as a result of Chugach’s June 2014 Test Year General Rate Case, which was somewhat offset by lower retail kWh sales caused by warmer weather, and lower fuel expense recovered through the fuel and purchased power surcharge process.

Wholesale revenue decreased $11.2 million, or 62.7%, in the second quarter of 2015 compared to the second quarter of 2014, due primarily to the expiration of MEA’s interim wholesale contract on April 30, 2015.

Economy energy revenue decreased $11.5 million, or 100.0%, in the second quarter of 2015 compared to the second quarter of 2014 due to the expiration of GVEA’s economy sales contract.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to MEA and Seward contributed approximately $2.2 million and $5.9 million to Chugach’s fixed costs for the quarters ended June 30, 2015, and 2014.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended June 30, 2015, and 2014:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2015	2014	% Variance	2015	2014	% Variance	2015	2014	% Variance
Retail
Residential	$13.5	$12.2	10.7%	$5.1	$6.8	(25.0%)	$18.6	$19.0	(2.1%)
Small Commercial	$2.5	$2.2	13.6%	$1.3	$1.6	(18.8%)	$3.8	$3.8	(0.0%)
Large Commercial	$10.3	$9.0	14.4%	$5.5	$7.2	(23.6%)	$15.8	$16.2	(2.5%)
Lighting	$0.4	$0.4	0.0%	$0.0	$0.0	0.0%	$0.4	$0.4	0.0%
Total Retail	$26.7	$23.8	12.2%	$11.9	$15.6	(23.7%)	$38.6	$39.4	(2.0%)

Wholesale
MEA	$2.6	$7.6	(65.8%)	$3.0	$9.1	(67.2%)	$5.6	$16.7	(66.5%)
SES	$0.5	$0.4	25.0%	$0.6	$0.8	(25.0%)	$1.1	$1.2	(8.3%)
Total Wholesale	$3.1	$8.0	(61.3%)	$3.6	$9.9	(63.8%)	$6.7	$17.9	(62.7%)

Economy	$0.0	$0.8	(100.0%)	$0.0	$10.7	(100.0%)	$0.0	$11.5	(100.0%)
Miscellaneous	$0.6	$0.3	100.0%	$1.8	$1.2	50.0%	$2.4	$1.5	60.0%

Total Revenue	$30.4	$32.9	(7.6%)	$17.3	$37.4	(53.8%)	$47.7	$70.3	(32.2%)

The following table summarizes kWh sales for the quarters ended June 30:

Customer	2015 kWh	2014 kWh

Retail	256,871,385	260,650,685
Wholesale	74,903,098	185,338,396
Economy Energy	0	107,367,000
Total	331,774,483	553,356,081

Base rates charged to retail and wholesale customers in the second quarter of 2015 include base rate changes effective May 1, 2015, as a result of Chugach’s June 2014 Test Year General Rate Case. Effectively, base rates increased 21.8% to retail customers and 16.9% to Seward in the second quarter of 2015 compared to the second quarter of 2014.

Total operating expenses decreased $23.5 million, or 35.1%, in the second quarter of 2015 compared to the second quarter of 2014.

Fuel expense decreased $20.9 million, or 61.3%, in the second quarter of 2015 compared to the second quarter of 2014, due primarily to a decrease in the volume of natural gas used as a result of the expiration of contracts with MEA and GVEA, as well as a lower average effective price delivered. In the second quarter of 2015, Chugach used 2,777,962 MCF of fuel at an average effective delivered price of $4.21 per MCF. In the second quarter of 2014, Chugach used 5,058,719 MCF of fuel at an average effective delivered price of $6.45 per MCF.

Production expense decreased $1.1 million, or 21.5%, in the second quarter of 2015 compared to the second quarter of 2014, due primarily to a decrease in operating and maintenance costs at Beluga, as a result of the retirement of Beluga Unit 8 during the first quarter of 2015.

Purchased power expense increased $0.8 million, or 21.2%, in the second quarter of 2015 compared to the second quarter of 2014, due primarily to purchases associated with MEA’s EGS, which was somewhat offset by a lower average effective price. In the second quarter of 2015, Chugach purchased 74,121 megawatt hours (MWh) of energy at an average effective price of 5.46 cents per kWh. In the second quarter of 2014, Chugach purchased 50,885 MWh of energy at an average effective price of 6.58 cents per kWh.

Transmission, distribution and consumer accounts expense did not materially change in the second quarter of 2015 compared to the second quarter of 2014.

Administrative, general and other expense decreased $0.7 million, or 10.7%, in the second quarter of 2015 compared to the second quarter of 2014, due primarily to a decrease in labor, costs associated with workers’ compensation claims and legal fees.

Depreciation and amortization expense decreased $1.6 million, or 15.1%, in the second quarter of 2015 compared to the second quarter of 2014, due primarily to the retirement of Beluga Unit 8, as well as a change in depreciation rates associated with the use of Beluga's remaining units as peaking units rather than base load, coinciding with the expiration of MEA's interim wholesale contract.

Interest on long-term and other debt and interest charged to construction did not materially change in the second quarter of 2015 compared to the second quarter of 2014.

Non-operating margins decreased $0.1 million, or 50.0%, in the second quarter of 2015 compared to the second quarter of 2014, due primarily to lower interest income as result of the sale of marketable securities in August of 2014.

Current Year to Date versus Prior Year to Date

Assignable margins increased $2.1 million, or 74.6%, in the first half of 2015 compared to the same period in 2014, due primarily to lower production, and depreciation expense, which was somewhat offset by decreased operating revenues due to lower sales.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased $23.7 million, or 16.2%, in the first half of 2015 compared to the same period in 2014.

Overall, retail revenue did not materially change in the first half of 2015 compared to the first half of 2014. Base revenue increased due to an increase in rates charged to retail customers as a result of Chugach’s June 2014 Test Year General Rate Case, which was somewhat offset by lower retail kWh sales caused by warmer weather, and lower fuel expense recovered through the fuel and purchased power surcharge process.

Wholesale revenue decreased $9.9 million, or 25.8%, in the first half of 2015 compared to the same period in 2014, due primarily to the expiration of MEA’s interim wholesale contract.  Lower fuel expense recovered through the fuel and purchased power surcharge process also contributed to the decrease.

Economy energy revenue decreased $13.9 million, or 63.5%, in the first half of 2015 compared to the same period in 2014 due to the expiration of GVEA’s contract at the end of the first quarter of 2015.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to MEA and Seward contributed approximately $10.1 million and $14.0 million to Chugach’s fixed costs for the six months ended June 30, 2015, and June 30, 2014, respectively.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the six months ended June 30, 2015 and 2014:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2015	2014	% Variance	2015	2014	% Variance	2015	2014	% Variance
Retail
Residential	$28.8	$27.7	4.0%	$12.8	$14.4	(11.1%)	$41.6	$42.1	(1.2%)
Small Commercial	$5.1	$4.8	6.3%	$3.1	$3.4	(8.8%)	$8.2	$8.2	0.0%
Large Commercial	$19.3	$18.1	6.6%	$12.2	$13.6	(10.3%)	$31.5	$31.7	(0.6%)
Lighting	$0.8	$0.8	0.0%	$0.1	$0.1	0.0%	$0.9	$0.9	0.0%
Total Retail	$54.0	$51.4	5.1%	$28.2	$31.5	(10.5%)	$82.2	$82.9	(0.8%)

Wholesale
HEA	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%
MEA	$12.8	$17.3	(26.0%)	$13.3	$18.6	(28.5%)	$26.1	$35.9	(27.3%)
SES	$0.9	$0.9	0.0%	$1.4	$1.5	(6.7%)	$2.3	$2.4	(4.2%)
Total Wholesale	$13.7	$18.2	(24.7%)	$14.7	$20.1	(26.9%)	$28.4	$38.3	(25.8%)

Economy	$0.7	$1.6	(56.3%)	$7.3	$20.3	(64.0%)	$8.0	$21.9	(63.5%)
Miscellaneous	$1.1	$0.8	37.5%	$3.0	$2.5	20.0%	$4.1	$3.3	24.2%

Total Revenue	$69.5	$72.0	(3.5%)	$53.2	$74.4	(28.5%)	$122.7	$146.4	(16.2%)

The following table summarizes kWh sales for the six months ended June 30:

Customer	2015 kWh	2014 kWh

Retail	564,030,853	566,883,858
Wholesale	303,942,742	410,367,444
Economy Energy	96,165,000	221,549,000
Total	964,138,595	1,198,800,302

Base rates charged to retail and wholesale customers in the first half of 2015 include base rate changes effective May 1, 2015, as a result of Chugach’s June 2014 Test Year General Rate Case. Effectively, base rates increased 21.8% to retail customers and 16.9% to Seward, respectively, in the first half of 2015 compared to the first half of 2014.

Total operating expenses decreased $25.5 million, or 19.3%, in the first half of 2015 over the same period in 2014.

Fuel expense decreased $24.5 million, or 36.3%, in the first half of 2015 compared to the same period in 2014, due primarily to a decrease in the volume of natural gas used as a result of the expiration of contracts with MEA and GVEA, as well as a lower average effective price delivered. In the first half of 2015, Chugach used 8,197,222 MCF of fuel at an average effective delivered price of $4.93 per MCF. In the first half of 2014, Chugach used 10,635,913 MCF of fuel at an average effective delivered price of $6.08 per MCF.

Production expense decreased $1.8 million, or 16.9%, in the first half of 2015 compared to the same period in 2014,  due primarily to a decrease in operating and maintenance costs at Beluga, as a result of the retirement of Beluga Unit 8 during the first quarter of 2015.

Purchased power expense increased $3.2 million, or 38.7%, in the first half of 2015 compared to the same period in 2014, due primarily to purchases associated with MEA’s EGS, which was somewhat offset by a lower average effective price. In the first half of 2015, Chugach purchased 198,977 MWh of energy at an average effective price of 5.01 cents per kWh. In the first half of 2014, Chugach purchased 98,718 MWh of energy at an average effective price of 7.03 cents per kWh.

Transmission, distribution, consumer accounts, and administrative, general and other expense did not materially change in the first half of 2015 compared to the first half of 2014.

Depreciation and amortization expense decreased $1.8 million, or 8.8%, in the first half of 2015 compared to the same period in 2014, due primarily to the retirement of Beluga Unit 8, as well as a change in the depreciation rates associated with the use of Beluga's remaining units as peaking units rather than base load, coinciding with the expiration of MEA's interim wholesale contract.

Interest on long-term and other debt and interest charged to construction did not materially change in the first half of 2015 compared to the first half of 2014.

Financial Condition

Assets

Total assets did not materially change from December 31, 2014 to June 30, 2015. Decreases in net utility plant, accounts receivable, fuel stock, and cash and cash equivalents were offset by increases in materials and supplies and prepayments. Net utility plant decreased $9.4 million, or 1.4%, due primarily to depreciation expense in excess of extension and replacement of plant. Fuel stock decreased $5.6 million, or 58.0%, due to the use of fuel from the fuel storage facility. Cash and cash equivalents decreased $2.7 million, or 16.7%, due primarily to the payment of commercial paper, accounts payable and principal and accrued interest on long-term obligations. Accounts receivable decreased $13.0 million, or 35.9%, due primarily to the expiration of the MEA and GVEA contracts.  Materials and supplies increased $2.2 million, or 8.3%, due to an increase in materials associated with distribution projects. Prepayments increased $0.6 million, or 28.7%, due primarily to the prepayment of insurance for 2015.

Liabilities and Equity

Total liabilities, equities and margins did not materially change from December 31, 2014 to June 30, 2015. Decreases in long-term obligations, commercial paper, accounts payable, and fuel, were somewhat offset by increases in total equities and margins, fuel cost over-recovery, and other current liabilities. Long-term obligations decreased $24.1 million, or 5.1%, due primarily to the principal payments on Chugach’s existing debt. Commercial paper decreased $11.0 million, or 52.4%, and accounts payable decreased $0.8 million, or 8.1%, due primarily to the timing of cash payments. Fuel decreased $6.0 million, or 54.1%, due primarily to the expiration of the MEA and GVEA contracts and the timing of fuel payments. Total equities and margins increased $4.9 million, or 2.8%, due primarily to the margins generated in the first half of 2015. Fuel cost over-recovery increased $6.6 million, or 449.5%, due to the over-recovery of the prior quarter’s fuel and purchased power costs. Other current liabilities increased $1.0 million, or 21.4%, due primarily to an increase in the underground ordinance tax.

LIQUIDITY AND CAPITAL RESOURCES

Summary

Chugach ended the first six months of 2015 with $13.6 million of cash and cash equivalents, down from $16.4 million at December 31, 2014. Chugach did not utilize its $50.0 million line of credit maintained with NRUCFC in the first half of 2015, therefore, this line of credit had no outstanding balance and the available borrowing capacity under this line was $50.0 million at June 30, 2015. Chugach issued commercial paper in the first half of 2015 and had $10.0 million of commercial paper outstanding at June 30, 2015, thus the available borrowing capacity under the Commercial Paper Program at June 30, 2015, was $90.0 million.

Cash equivalents consist of all highly liquid debt instruments, with a maturity of three months or less when purchased, and a concentration account with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes Chugach’s cash flows from operating, investing and financing activities for the six months ended June 30, 2015 and 2014.

	2015	2014
Total cash provided by (used in):

Operating activities	$40,855,745	$23,757,468
Investing activities	(8,870,470)	(7,481,969)
Financing activities	(34,724,722)	(18,731,835)

Decrease in cash and cash equivalents	$(2,739,447)	$(2,456,336)

Operating Activities

Cash provided by operating activities was $40.9 million for the six months ended June 30, 2015, compared with $23.8 million for the six months ended June 30, 2014.

Assignable margins increased to $5.0 million in first six months of 2015 compared with $2.9 million in the first six months of 2014. In addition to the increase in assignable margins, cash provided by operating activities was further increased by the change in accounts receivable, fuel stock and fuel over and under recovery, which was somewhat offset by the change in depreciation and amortization and fuel expense.  The expiration of the contracts with MEA and GVEA contributed to the decrease in accounts receivable, investment in fuel inventory and fuel payable during the first half of 2015 compared to the same period in 2014. The change in fuel cost over and under recovery was due primarily to the over-collection of fuel and purchased power costs recovered through the fuel and purchased power adjustment process during the first half of 2015 compared to the same period in 2014. The change in depreciation and amortization expense was due primarily to the retirement of Beluga Unit 8.

Investing Activities

Cash used in investing activities was $8.9 million for the first six months of 2015 compared with $7.5 million for the first six months of 2014. The change in cash used in investing activities was due primarily to a decrease in proceeds from capital grants.

Capital construction through June 30, 2015, was $10.3 million and is estimated to be $42.3 million for the full year. Once funding from other sources is collected, the total cash requirement is estimated to be $33.4 million for 2015. Capital improvement expenditures are expected to increase during the third quarter as the construction season continues.

Financing Activities

Cash used in financing activities was $34.7 million for the first six months of 2015 compared to $18.7 million for the first six months of 2014. The change in cash used in financing activities was due primarily to the decrease in proceeds from and the increase in repayments of short-term obligations, as a result of maintaining a lower commercial paper balance during the first half of 2015 compared to the first half of 2014, which was somewhat offset by a decrease in the repayments of long-term obligations.

Sources of Liquidity

Chugach satisfies its operational and capital cash requirements through internally generated funds, a $50.0 million line of credit from NRUCFC and a $100.0 million Commercial Paper Program. At June 30, 2015, there was no outstanding balance on the NRUCFC line of credit and $10.0 million of outstanding commercial paper. At June 30, 2015, the available borrowing capacity under Chugach’s line of credit with NRUCFC was $50.0 million and the available commercial paper capacity was $90.0 million.

Commercial paper can be repriced between one day and 270 days. The average commercial paper balance for the six months ended June 30, 2015, was $14.5 million with a corresponding weighted average interest rate of 0.27%. The maximum amount of outstanding commercial paper for the six months ended June 30, 2015, was $32.0 million.

The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding monthly weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate
January 2015	$17.8	0.26
February 2015	$11.6	0.22
March 2015	$16.0	0.29
April 2015	$23.8	0.28
May 2015	$16.0	0.27
June 2015	$12.1	0.31

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2011 CoBank Bond, which is governed by the Amended and Restated Master Loan Agreement dated January 19, 2011 and secured by the Indenture. At June 30, 2015, Chugach had the following bond outstanding with this facility:

	Principal Balance	Interest Rate at June 30, 2015	Maturity Date	Principal Payment Dates

2011 CoBank Bond	$24,941,165	2.53%	2022	2016-2022

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

CRITICAL ACCOUNTING POLICIES

As of June 30, 2015, there have been no significant changes in Chugach’s critical accounting policies as disclosed in Chugach’s 2014 Annual Report on Form 10-K. These policies include electric utility regulation and unbilled revenue.

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

The Clean Air Act and Environmental Protection Agency (EPA) regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants. New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs. On August 3, 2015, the EPA released the final 111(d) regulation language aimed at reducing emissions of carbon dioxide (CO2) from existing power plants that provide electricity for utility customers. In the final rule, the EPA took the approach of making individual states responsible for the development and implementation of plans to reduce the rate of CO2 emissions from the power sector. The EPA has initially applied the final rule to 48 of the contiguous states. At this time, Alaska, Hawaii, Vermont, Washington D.C. and two U.S. territories are not bound by the regulation.  Alaska may be required to comply at some future date. The EPA 111(d) regulation, in its current form, is not expected to have a material effect on Chugach’s financial condition, results of operations, or cash flows. While Chugach cannot predict the implementation of any additional new law or regulation, or the limitations thereof, it is possible that new laws or regulations could increase capital and operating costs. Chugach has obtained or applied for all Clean Air Act permits currently required for the operation of generating facilities.

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

Interest Rate Risk

At June 30, 2015, short- and long- term debt was comprised of the 2011 and 2012 Series A Bonds, the CoBank Bond and outstanding commercial paper.

The interest rates of the 2011 Series A Bonds and the 2012 Series A Bonds are fixed and set forth in the table below with the carrying value and fair value (dollars in millions) at June 30, 2015.

	Maturing	Interest Rate	Carrying Value	Fair Value
2011 Series A, Tranche A	2031	4.20%	$72,000	$70,698
2011 Series A, Tranche B	2041	4.75%	160,333	166,028
2012 Series A, Tranche A	2032	4.01%	63,750	61,720
2012 Series A, Tranche B	2042	4.41%	102,000	100,668
2012 Series A, Tranche C	2042	4.78%	50,000	51,557
Total			$448,083	$450,671

Chugach is exposed to market risk from changes in interest rates associated with other credit facilities. Chugach’s credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the London Interbank Offered Rate (LIBOR) or the base rate or prime rate of lenders. At June 30, 2015, Chugach had $10.0 million of commercial paper outstanding and $24.9 million outstanding on its CoBank Bond. A 100 basis-point rise in interest rates would increase interest expense by approximately $0.3 million, and up to a 100 basis-point decline in interest rates would decrease interest expense by approximately $0.3 million, based on $34.9 million of variable rate debt outstanding at June 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Chugach’s internal controls over financial reporting identified in connection with the evaluation that occurred during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required by this Item is contained in Note 9 to the “Notes to Financial Statements” within Part I of this Form 10-Q.

ITEM 1A. RISK FACTORS

Regulatory

Chugach’s billing rates are approved by the RCA. Chugach filed its June 2014 General Rate Case on February 13, 2015, to reflect revenue and cost changes resulting from the April 30, 2015, expiration of the 2015 Interim Power Sales Agreement between MEA and Chugach. Chugach requested a system base rate increase of approximately $21.3 million on total base rate revenues. The RCA issued Order U-15-081(1) on April 30, 2015, suspending the filing and granting Chugach’s request for interim and refundable rate increases effective May 1, 2015. The RCA indicated a final order in the case would be issued by May 8, 2016.

Fuel Supply

On July 23, 2015, Chugach filed the Third Amendment to the Gas Sale and Purchase Agreement (Third Amendment) between Hilcorp Alaska, LLC and Chugach with the RCA. The Third Amendment extends the term of the existing Gas Sale and Purchase Agreement (GSPA) between Chugach and Hilcorp to provide for firm gas sales from March 31, 2019 to March 31, 2023, and will meet 100 percent of Chugach’s fuel supply needs through March 31, 2023.  The Third Amendment is contingent upon approval by the RCA.

For information regarding additional risk factors, refer to Item 1A of Chugach’s Annual Report on Form 10-K for the year ended December 31, 2014. Except as noted above, these risk factors have not materially changed as of June 30, 2015.

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Bradley W. Evans
Bradley W. Evans
Chief Executive Officer

By:	/s/ Sherri L. McKay-Highers
Sherri L. McKay-Highers
Chief Financial Officer

Date:	August 13, 2015

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document