Form 10-Q
period 2015-09-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2015-11-16
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the unaudited financial statements of Chugach as of and for the quarter ended September 30, 2015, follow.

Chugach Electric Association, Inc.

Balance Sheets

(Unaudited)

Assets	September 30, 2015	December 31, 2014

Utility Plant:
Electric plant in service	$1,120,197,908	$1,155,500,963
Construction work in progress	23,397,867	21,567,341
Total utility plant	1,143,595,775	1,177,068,304
Less accumulated depreciation	(468,510,793)	(497,601,371)
Net utility plant	675,084,982	679,466,933

Other property and investments, at cost:
Nonutility property	76,889	76,889
Investments in associated organizations	9,571,132	9,923,552
Special funds	719,719	666,967
Restricted cash equivalents	1,591,811	1,705,086
Total other property and investments	11,959,551	12,372,494

Current assets:
Cash and cash equivalents	15,833,336	16,364,962
Special deposits	74,390	79,390
Restricted cash equivalents	1,256,275	1,143,000
Accounts receivable, net	24,043,503	36,060,256
Materials and supplies	28,548,392	26,774,512
Fuel stock	7,961,846	9,652,073
Prepayments	3,026,826	2,178,723
Other current assets	269,571	242,682
Total current assets	81,014,139	92,495,598

Deferred charges, net	19,842,028	21,376,596

Total assets	$787,900,700	$805,711,621

Chugach Electric Association, Inc.

Balance Sheets (continued)

(Unaudited)

Liabilities, Equities and Margins	September 30, 2015	December 31, 2014

Equities and margins:
Memberships	$1,654,079	$1,631,569
Patronage capital	167,101,697	164,135,053
Other	11,118,375	11,158,677
Total equities and margins	179,874,151	176,925,299

Long-term obligations, excluding current installments:
Bonds payable	426,666,665	448,083,332
National Bank for Cooperatives bond payable	22,241,852	24,941,165
Total long-term obligations	448,908,517	473,024,497

Current liabilities:
Current installments of long-term obligations	24,115,980	23,889,777
Commercial paper	24,000,000	21,000,000
Accounts payable	11,615,949	9,746,175
Consumer deposits	5,321,301	4,914,260
Fuel cost over-recovery	5,233,310	1,462,057
Accrued interest	889,733	6,191,608
Salaries, wages and benefits	8,039,380	7,547,316
Fuel	7,816,804	11,137,609
Other current liabilities	6,302,396	4,594,865
Total current liabilities	93,334,853	90,483,667

Other non-current liabilities:
Deferred compensation	719,719	666,967
Other liabilities, non-current	1,582,377	1,842,000
Deferred liabilities	1,860,816	1,858,455
Patronage capital payable	10,205,739	10,205,739
Cost of removal obligation	51,414,528	50,704,997
Total other non-current liabilities	65,783,179	65,278,158

Total liabilities, equities and margins	$787,900,700	$805,711,621

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Operating revenues	$43,109,512	$65,677,900	$165,780,449	$212,046,091

Operating expenses:
Fuel	10,042,130	29,575,954	53,059,968	97,116,559
Production	3,960,888	5,735,365	12,618,185	16,153,611
Purchased power	4,306,447	3,719,885	15,642,645	11,891,311
Transmission	1,554,417	1,582,025	4,608,043	4,635,919
Distribution	3,846,034	3,568,897	10,687,875	10,549,766
Consumer accounts	1,541,648	1,448,550	4,669,254	4,671,669
Administrative, general and other	5,845,187	5,921,952	17,989,910	18,422,710
Depreciation and amortization	8,570,795	10,160,306	27,333,500	30,735,923
Total operating expenses	$39,667,546	$61,712,934	$146,609,380	$194,177,468

Interest expense:
Long-term debt and other	5,475,837	5,749,622	16,688,389	17,454,552
Charged to construction	(47,063)	(126,730)	(289,075)	(327,786)
Interest expense, net	$5,428,774	$5,622,892	$16,399,314	$17,126,766
Net operating margins	$(1,986,808)	$(1,657,926)	$2,771,755	$741,857

Nonoperating margins:
Interest income	74,440	144,425	221,277	477,049
Allowance for funds used during construction	17,702	44,548	108,737	115,504
Capital credits, patronage dividends and other	(13,114)	(92,792)	(10,714)	(33,526)
Total nonoperating margins	$79,028	$96,181	$319,300	$559,027

Assignable margins	$(1,907,780)	$(1,561,745)	$3,091,055	$1,300,884

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Assignable margins	$3,091,055	$1,300,884
Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation and amortization	27,333,500	30,735,923
Amortization and depreciation cleared to operating expenses	3,357,136	4,339,571
Allowance for funds used during construction	(108,737)	(115,504)
Write off of inventory, deferred charges and projects	301,943	857,350
Other	2,278	52,730
(Increase) decrease in assets:
Accounts receivable, net	11,337,119	3,096,257
Fuel cost under-recovery	0	(1,410,565)
Materials and supplies	(1,975,444)	(727,250)
Fuel stock	1,690,227	1,086,893
Prepayments	(848,103)	(1,448,944)
Other assets	(21,889)	570,034
Deferred charges	(71,870)	(191,605)
Increase (decrease) in liabilities:
Accounts payable	(1,105,284)	(1,945,120)
Consumer deposits	407,041	(38,939)
Fuel cost over-recovery	3,771,253	(1,635,677)
Accrued interest	(5,301,875)	(5,579,689)
Salaries, wages and benefits	492,064	202,729
Fuel	(3,320,805)	(1,643,363)
Other current liabilities	2,133,713	2,195,886
Deferred liabilities	(109,763)	131,530
Net cash provided by operating activities	41,053,559	29,833,131
Cash flows from investing activities:
Return of capital from investment in associated organizations	352,420	351,162
Investment in restricted cash equivalents	0	(116)
Investment in marketable securities	0	(217,817)
Proceeds from the sale of marketable securities	0	10,522,620
Proceeds from capital grants	1,664,614	3,945,976
Extension and replacement of plant	(23,215,538)	(21,288,751)
Net cash used in investing activities	(21,198,504)	(6,686,926)
Cash flows from financing activities:
Proceeds from short-term obligations	23,000,000	22,000,000
Repayments of short-term obligations	(20,000,000)	(11,000,000)
Repayments of long-term obligations	(23,889,777)	(24,682,812)
Memberships and donations received	(17,792)	46,979
Retirement of patronage capital and estate payments	(124,411)	(46,348)
Net receipts on consumer advances for construction	645,299	664,760
Net cash used in financing activities	(20,386,681)	(13,017,421)
Net change in cash and cash equivalents	(531,626)	10,128,784
Cash and cash equivalents at beginning of period	$16,364,962	$4,347,163
Cash and cash equivalents at end of period	$15,833,336	$14,475,947
Supplemental disclosure of non-cash investing and financing activities:
Cost of removal obligation	$709,531	$2,781,684
Extension and replacement of plant included in accounts payable	$5,332,676	$2,746,962
Patronage capital retired and included in other current liabilities	$0	$5,022,000
Supplemental disclosure of cash flow information - interest expense paid, net of amounts capitalized	$20,803,312	$21,781,066

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2015 and 2014

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

Additionally, Chugach supplies much of the power requirements of the City of Seward, as a wholesale customer. Chugach also served Matanuska Electric Association, Inc. (MEA), as a wholesale customer through April 30, 2015.  Periodically, Chugach sells available generation, in excess of its own needs, to Golden Valley Electric Association, Inc. (GVEA) and Anchorage Municipal Light & Power (ML&P). Chugach’s retail and wholesale members are the consumers of the electricity sold.

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

September 30, 2015 and 2014

3.	SIGNIFICANT ACCOUNTING POLICIES

a. Management Estimates

In preparing the financial statements in conformity with United States generally accepted accounting principles (GAAP), the management of Chugach is required to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the reporting period. Estimates include allowance for doubtful accounts, workers’ compensation liability, deferred charges and credits, unbilled revenue, the estimated useful life of utility plant and the cost of removal obligation. Actual results could differ from those estimates.

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

c. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the nine month periods ended September 30, 2015 and 2014 was in compliance with that provision. In addition, Chugach collects sales tax and is assessed gross revenue and excise taxes which are presented on a net basis in accordance with FASB ASC 605-45-50, “Topic 605 - Revenue Recognition – Subtopic 45 - Principal Agent Considerations – Section 50 - Disclosure.”

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

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2015 and 2014

d. Accounts Receivable

Included in accounts receivable are invoiced amounts to ML&P for their proportionate share of current Southcentral Power Project (SPP) costs, which amounted to $1.2 million and $0.9 million at September 30, 2015 and December 31, 2014, respectively. In addition, accounts receivable includes invoiced amounts for grants to support the construction of facilities to divert water and safely transmit electricity, which amounted to $0.4 million and $1.1 million at September 30, 2015, and December 31, 2014, respectively.

e. Fuel Stock

Fuel Stock is the weighted average cost of fuel injected into the Cook Inlet Natural Gas Storage Alaska (CINGSA). Chugach’s fuel balance in storage amounted to $8.0 million and $9.7 million at September 30, 2015, and December 31, 2014, respectively.

f. Restricted Cash Equivalents

Restricted cash equivalents include funds on deposit for future workers’ compensation claims, which amounted to $2.8 million at September 30, 2015 and December 31, 2014.

g. Reclassifications

At September 30, 2015, Chugach recorded the following reclassification for the year ended December 31, 2014:

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

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2015 and 2014

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

The RCA issued Order U-15-081(1) on April 30, 2015, suspending the filing and granting Chugach’s request for interim and refundable rate increases effective May 1, 2015. A scheduling conference was held on May 27, 2015. On June 4, 2015, the RCA issued Order U-15-081(2), granting approval for intervention by Homer Electric Association (HEA), MEA and GVEA. The RCA has indicated that a final order in the case will be issued by May 8, 2016. Intervenor responsive testimony is due in late October of 2015. Chugach’s reply testimony is due in mid-December of 2015. An evidentiary hearing is scheduled for January 25 through February 5, 2016.

Chugach submitted proposed adjustments to its fuel and purchased power rates under a separate tariff advice letter to become effective at the same time which allows interim base rate increases to be synchronized with reductions in fuel costs resulting from system heat rate improvements and a greater share of hydroelectric generation used to meet the load requirements of the remaining customers on the system. In combination with Chugach’s fuel and purchased power rate adjustment filing for rates effective in April 2015, the effective increase to retail customer bills was between 2 and 5 percent.

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

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2015 and 2014

A key provision of the Third Amendment is the option for additional gas volumes during the period of April 1, 2019 through March 31, 2023, on both an annual contract quantity and average daily contract quantity basis. These options provide Chugach with added flexibility in the overall management of its gas supply requirements. Chugach is permitted to increase the annual contract volumes of up to 1.1 billion cubic feet (Bcf) of gas beginning April 1, 2019, and up to 2.6 Bcf annually on April 1 thereafter, provided advance notice is given to Hilcorp. This option allows Chugach to continue to obtain firm gas supplies from Hilcorp or alternatively from other gas suppliers if market conditions allow.

The Third Amendment also provides Chugach with shorter-term options to purchase up to 2.0 million cubic feet (MMcf) per day of additional firm gas without impacting established annual contract quantities. This option allows Chugach to purchase additional volumes in response to short-term sales increases due to weather, bulk power maintenance activities, or other events on the Chugach system.

On September 8, 2015, the RCA issued a letter order approving the Third Amendment. In the same order, the RCA approved Chugach’s request to recover gas purchases made under the Third Amendment through its fuel and purchased power rate adjustment process.

Operation and Regulation of the Alaska Railbelt Transmission System

The 2014 Alaska Legislature directed the RCA to provide a recommendation on whether creating an independent system operator or similar structure in the Railbelt area is the best option for effective and efficient electrical transmission. On February 11, 2015, the RCA voted in favor of opening a docket to investigate and receive input on alternative transmission structures for the Railbelt. The RCA held public meetings and workshops throughout the second quarter of 2015. On June 30, 2015, the RCA issued its report which recommended an independent transmission company, certificated and regulated as a public utility, be created to operate the transmission system reliably and transparently and to plan and execute major maintenance, transmission system upgrades, and new transmission projects necessary for the reliable delivery of electric power to Railbelt customers. The RCA also wants to be granted authority for siting new generation and transmission and to regulate integrated resource planning of the Railbelt electrical system. Quarterly progress reports on this effort are required for the remainder of 2015. The development of common Railbelt operating and reliability standards and system-wide merit order economic dispatch of the Railbelt’s electrical generation units to bring the maximum benefit to ratepayers was also recommended. The RCA expects to analyze and review present efforts in order to assess the organizational and governance structure needed for an independent consolidated system operator. Initial progress reports to develop an independent Railbelt electric transmission company were filed with the RCA on September 30, 2015. A second report on grid unification will be filed with the RCA by December 31, 2015. Progress reports associated with system-wide economic dispatch are required beginning in 2016.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2015 and 2014

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

On March 16, 2015, MEA filed an appeal to Order U-14-001(9) in Superior Court asserting that the RCA erred by ordering a fully allocated cost-based transmission rate for use of the Teeland Substation, and that the RCA ignored evidence that a fully allocated cost-based transmission rate results in unjust and unreasonable rates and ignored long-established precedent of cost causer/cost payer relationships for wheeling across the Teeland Substation, among other items. MEA filed its brief with the Superior Court on June 26, 2015. Chugach’s response to MEA’s brief was filed on August 28, 2015, and MEA’s reply was filed on October 16, 2015. While Chugach cannot predict the outcome of this case, it will vigorously defend the RCA’s order.

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

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2015 and 2014

The RCA issued an order in March of 2015 suspending the filing for further investigation. CINGSA filed direct testimony in the case on April 13, 2015. Chugach and other intervenors in the case submitted responsive testimony on June 5, 2015. CINGSA submitted its reply testimony on June 29, 2015. The evidentiary hearing was held in September of 2015 and a final order in the case is now expected by December 4, 2015.

5.	DEBT

Lines of Credit

Chugach maintains a $50.0 million line of credit with National Rural Utilities Cooperative Finance Corporation (NRUCFC). Chugach did not utilize this line of credit in the nine months ended September 30, 2015. In addition, Chugach did not utilize this line of credit during 2014 and had no outstanding balance at December 31, 2014. The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC. The borrowing rate was 2.90 percent at September 30, 2015, and December 31, 2014. The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. The NRUCFC line of credit expires October 12, 2017. This line of credit is immediately available for unconditional borrowing.

Commercial Paper

Chugach maintains a $100.0 million Amended Unsecured Credit Agreement, which is used to back Chugach’s Commercial Paper Program. The pricing includes an all-in drawn spread of one month London Interbank Offered Rate (LIBOR) plus 107.5 basis points, along with a 17.5 basis points facility fee (based on an A- unsecured debt rating). The Amended Unsecured Credit Agreement expires on November 17, 2016. The participating banks include NRUCFC, KeyBank National Association, Bank of America, N.A., Bank of Montreal, CoBank and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch. The commercial paper can be repriced between one day and 270 days. Chugach is expected to continue to issue commercial paper in 2015, as needed. Chugach had $24.0 million and $21.0 million of commercial paper outstanding at September 30, 2015, and December 31, 2014, respectively.

The following table provides information regarding average commercial paper balances outstanding for the quarters ended September 30, 2015, and 2014 (dollars in millions), as well as corresponding weighted average interest rates:

2015		2014
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$13.8	0.25%	$30.6	0.19%

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2015 and 2014

Term Loan

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2011 CoBank Bond, which is governed by the Amended and Restated Master Loan Agreement dated January 19, 2011, and secured by the Second Amended and Restated Indenture (Indenture). Chugach had  $24.9 million and $27.4 million outstanding with CoBank at September 30, 2015, and December 31, 2014, respectively.

6.	RECENT ACCOUNTING PRONOUNCEMENTS

ASC Update 2014-09 “Revenue from Contracts with Customers (Topic 606)” and ASC 2014-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”

In May of 2014, the FASB issued ASC Update 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASC Update 2014-09 provides guidance for the recognition, measurement and disclosure of revenue related to the transfer of promised goods or services to customers. This update was effective for fiscal years beginning after December 15, 2016, for which early application was prohibited. However, in  August of 2015, the FASB issued ASC Update 2014-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” deferring the effective date of ASC Update 2014-09 to fiscal years beginning after December 15, 2017, and permitting early adoption of this update, but only for annual reporting periods beginning after December 15, 2016, and interim reporting periods within that reporting period. Chugach has not yet selected a transition method and is evaluating the effect on its results of operations, financial position, and cash flows.

ASC Update 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”

In April of 2015, the FASB issued ASC Update 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASC Update 2015-03 revises the presentation guidance for debt issuance costs related to a recognized debt liability. The effect of this update is to present the debt issuance costs as a direct deduction to the liability on the balance sheet and retrospective application is required. This update does not change the recognition and measurement guidance for debt issuance costs. This update is effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016, with early adoption permitted. Chugach will begin application of ASC 2015-03 on January 1, 2016. Adoption is not expected to have a material effect on its results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2015 and 2014

ASC Update 2015-15 “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”

In September of 2015, the FASB issued ASC Update 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” ASC Update 2015-15 amends guidance related to the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements for SEC reporting. This update is effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016, with early adoption permitted. Chugach will begin application of ASC 2015-15 on January 1, 2016. Adoption is not expected to have a material effect on its results of operations, financial position, and cash flows.

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

Chugach had no Level 1,  Level 2 or Level 3 assets or liabilities measured at fair value on a recurring basis. Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The fair value of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying value due to their short-term nature.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2015 and 2014

Fair Value of Financial Instruments

The estimated fair values (in thousands) of long-term obligations included in the financial statements at September 30, 2015, are as follows:

	Carrying Value	Fair Value
Long-term obligations (including current installments)	$473,024	$482,002

Level 1 measurement was used to determine the fair value of the 2011 and 2012 Series A Bonds. Level 2 measurements were used to determine all other long-term obligations.

8.	ENVIRONMENTAL MATTERS

The Clean Air Act and Environmental Protection Agency (EPA) regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants. New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs. On August 3, 2015, the EPA released the final 111(d) regulation language aimed at reducing emissions of carbon dioxide (CO2) from existing power plants that provide electricity for utility customers. In the final rule, the EPA took the approach of making individual states responsible for the development and implementation of plans to reduce the rate of CO2 emissions from the power sector. The EPA has initially applied the final rule to 47 of the contiguous states.  At this time, Alaska, Hawaii, Vermont, Washington D.C. and two U.S. territories are not bound by the regulation. Alaska may be required to comply at some future date. The EPA 111(d) regulation, in its current form, is not expected to have a material effect on Chugach’s financial condition, results of operations, or cash flows. While Chugach cannot predict the implementation of any additional new law or regulation, or the limitations thereof, it is possible that new laws or regulations could increase capital and operating costs. Chugach has obtained or applied for all Clean Air Act permits currently required for the operation of generating facilities.

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

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2015 and 2014

9.	COMMITMENTS AND CONTINGENCIES

Contingencies

Chugach is a participant in various legal actions, rate disputes, personnel matters and claims both for and against Chugach’s interests. Management believes the outcome of any such matters will not materially impact Chugach’s financial condition, results of operations or liquidity. Chugach establishes reserves when a particular contingency is probable and calculable.  Chugach has not accrued for any contingency at September 30, 2015, as it does not consider any contingency to be probable nor calculable. Chugach faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated.

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

Commitments

Fuel Supply Contracts

Chugach has fuel supply contracts from various producers at market terms. A gas supply contract between Chugach and ConocoPhillips Alaska, Inc. and ConocoPhillips, Inc. (collectively “ConocoPhillips”), was approved by the RCA effective August 21, 2009. The contract provided gas beginning in 2010 and will terminate December 31, 2016. The total amount of gas under the contract is estimated to be 60 Bcf. Chugach entered into a gas contract with Hilcorp effective January 1, 2015, to provide gas through March 31, 2018. The total amount of gas under the contract is estimated to be 17.7 Bcf. On September 15, 2014, the RCA approved an amendment to the Hilcorp gas purchase agreement extending gas delivery and subsequently filling 100 percent of Chugach’s needs through March 31, 2019. On September 8, 2015, the RCA approved another amendment to the Hilcorp gas purchase agreement extending the term of the agreement, thus filling up to 100 percent of Chugach’s needs through March 31, 2023. All of the production is expected to come from Cook Inlet, Alaska. The terms of the ConocoPhillips and Hilcorp agreements require Chugach to manage the natural gas transportation over the connecting pipeline systems. Chugach has gas transportation agreements with ENSTAR Natural Gas Company (ENSTAR) and Hilcorp.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2015 and 2014

Patronage Capital

In 2007, Chugach entered into an agreement with HEA to return all of its patronage capital within five years after expiration of its power sales agreement, which was December 31, 2013. This patronage capital retirement was related to a settlement agreement associated with the 2005 Test Year General Rate Case (Docket U-06-134) and accepted by the RCA on August 7, 2007. HEA’s patronage capital was $7.9 million at September 30, 2015, and December 31, 2014, and is classified as patronage capital payable on Chugach’s Balance Sheet.

In an agreement reached in May of 2014 with MEA, capital credits retired to MEA are classified as patronage capital payable on Chugach’s Balance Sheet. MEA’s patronage capital payable was $2.3 million at September 30, 2015, and December 31, 2014.

Economy Energy Sales

On October 5, 2012, Chugach and GVEA finalized arrangements for Chugach to provide economy energy to GVEA through March of 2015. Sales were made under the terms and conditions of Chugach’s economy energy sales tariff. The price to GVEA included the cost of fuel, variable operations and maintenance expense, wheeling charges and a margin. Chugach had also entered into specific gas supply arrangements to make economy energy sales to GVEA. Sales revenue to GVEA amounted to $8.0 million in 2015 through the expiration of their contract, and $32.0 million in the nine months ended September 30, 2014.

Cooper Lake Hydroelectric Project

The Cooper Lake Hydroelectric Project received a new 50-year license from FERC in August of 2007. A condition of that license is a requirement to construct a Stetson Creek diversion structure, a pipeline to Cooper Lake, and a bypass structure to release warmer water from Cooper Lake into Cooper Creek. If the project was not feasible or if the cost estimate materially exceeded the terms of the license, Chugach had the option to request a license amendment. At the time the project was being relicensed the estimated cost to complete the project was $12.0 million. Due to a change in FERC requirements, the completed project cost $22.9 million. As an alternative to requesting a license amendment from FERC, Chugach requested grants from the State of Alaska. Funding for this project included $9.9 million in grants awarded. The Chugach Board authorized expenditures for the project November 15, 2012. The diversion project began construction in 2013 and was put into service on July 25, 2015. It will operate through the duration of the license.

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

Chugach Operations

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

Chugach is also pursuing replacement sources of revenue through potential new power sales and dispatch agreements, as well as transmission wheeling and ancillary services tariff revisions. Chugach has updated and expanded its operating tariff to include both firm and non-firm transmission wheeling services and attendant ancillary services in support of third-party transactions on the Chugach system. Chugach believes that cost reduction and containment, successful implementation of new power sales and dispatch agreements and revised tariffs will mitigate additional rate increases. However, Chugach cannot assure that it will be able to replace sources of revenue or that any replacement of revenue sources, revised tariffs or cost reduction and containment measures will fully offset any rate increases in this timeframe.

Railbelt Grid Unification

Chugach is focused on efforts in the Railbelt to explore the benefits of grid unification. Currently, each of the six electric utilities in the Railbelt own a portion of the transmission grid, as does the Alaska Energy Authority (AEA). Chugach is a proponent of following other successful business models to effectively unify the grid. Discussions on the issue led the Alaska State Legislature in 2014 to appropriate $250,000 to the RCA to explore the issue and report back to legislators. The RCA expects to analyze and review present efforts in order to assess the organizational and governance structure needed for an independent consolidated system operator, see “Item 1 - FINANCIAL STATEMENTS - Note 4 – Regulatory Matters - Operation and Regulation of the Alaska Railbelt Transmission System.” Progress reports associated with system-wide economic dispatch are required beginning in 2016. With the support of the RCA, Chugach and several other Railbelt utilities are evaluating possible transmission business model opportunities and associated economic dispatch models that Chugach believes may lead to more optimal Railbelt-wide system operations. Chugach intends to finalize this review and evaluation in the first or second quarter of 2016. While Chugach cannot determine the materiality of any effect on its results of operations, financial condition, and cash flows until a business model and plan are adopted, it anticipates a positive outcome.

Fuel Supply

Chugach actively manages its fuel supply needs and currently has contracts in place to meet up to 100 percent of its anticipated needs through March of 2023. Chugach continues its efforts to secure long-term reliable gas supply solutions and encourage new development and continued investment in Cook Inlet. The State of Alaska’s Department of Natural Resources (DNR) published a study in September of 2015, “Updated Engineering Evaluation of Remaining Cook

Inlet Gas Reserves,” to provide an estimate of Cook Inlet’s gas supply. The study estimated there are 1,183 Bcf of proved and probable reserves remaining in Cook Inlet’s legacy fields. This is higher than the 2009 DNR study estimate of 1,142 Bcf. Effectively, Cook Inlet gas supply has slightly increased from 2009. The 2015 DNR estimate does not include reserves from a large gas field under development by Furie Operating Alaska, LLC (Furie) and another considered for development by BlueCrest Energy, Inc. Furie is constructing an offshore gas production platform and has procured undersea gas pipe, which was installed during the summer of 2015. Furie expects to produce 15 to 20 MMcf per day by late 2015. The platform and other production facilities are designed for up to 200 MMcf per day. Other gas producers are actively developing gas supplies in the Cook Inlet. Chugach is encouraged with these developments but continues to explore other alternatives to diversify its portfolio.

Renewable Energy Goals

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

The main project moving Alaska toward its renewable energy goals is the Susitna-Watana Hydroelectric Project, located on the Susitna River, approximately halfway between Anchorage and Fairbanks. The State of Alaska began appropriating funds to the AEA for this project in the state’s 2012 fiscal year budget, totaling approximately $180.7 million through the spring of 2014. However, on December 26, 2014, the Governor of the State of Alaska (Governor) issued an Administrative Order to suspend discretionary spending on a number of capital projects, including this project, due to the large state budget deficit. Accordingly, AEA submitted two consecutive requests to the FERC to suspend the schedule for 60 days. The FERC granted AEA’s requests and in May of 2015 advised AEA it will hold the process in abeyance until further notice. In addition, AEA provided notice that the Initial Study Report meetings previously scheduled for January of 2015 were postponed until further notice. In July of 2015, the Governor approved using $6.6 million in uncommitted funds from a prior Susitna-Watana appropriation to continue moving the project forward. In October of 2015, the state’s Office of Management and Budget lifted the spending freeze on the Susitna-Watana Hydroelectric Project providing AEA with access to funds representing approximately three percent of the total allocation to the current project proposal to date. AEA estimates the project’s cost at over $5.5 billion and plans to act based on the funding the state’s fiscal reality allows. AEA will now continue the pre-licensing study process with the FERC and plans to establish a new schedule. Chugach has been working with and will continue to work with AEA and other parties on this effort.

Appropriations

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

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins decreased $0.3 million, or 22.2%, during the third quarter of 2015 compared to the third quarter of 2014, due primarily to higher distribution expense, which was somewhat offset by decreases in production and other expenses.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased $22.6 million, or 34.4%, in the third quarter of 2015 compared to the third quarter of 2014. This decrease was due primarily to the expiration of MEA’s interim wholesale contract and GVEA’s economy sales contract.

Retail revenue increased $2.9 million, or 7.8%, in the third quarter of 2015 compared to the third quarter of 2014. Base revenue increased due to an increase in rates charged to retail customers as a result of Chugach’s June 2014 Test Year General Rate Case, which was somewhat offset by lower fuel expense recovered through the fuel and purchased power surcharge process.

Wholesale revenue decreased $15.4 million, or 92.2%, in the third quarter of 2015 compared to the third quarter of 2014, due primarily to the loss of MEA’s wholesale sales upon the expiration of the MEA interim contract on April 30, 2015.

Economy energy revenue decreased $9.9 million, or 98.0%, in the third quarter of 2015 compared to the third quarter of 2014 due to the expiration of GVEA’s economy sales contract, which was somewhat offset by economy sales to ML&P during the third quarter of 2015.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to Seward contributed approximately $0.4 million to Chugach’s fixed costs for the quarter ended September 30, 2015. Wholesale sales to MEA and Seward contributed approximately $5.6 million and $0.3 million, respectively, to Chugach’s fixed costs for the quarter ended September 30, 2014.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended September 30, 2015, and 2014:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2015	2014	% Variance	2015	2014	% Variance	2015	2014	% Variance
Retail
Residential	$14.1	$12.0	17.5%	$5.0	$5.7	(12.3%)	$19.1	$17.7	7.9%
Small Commercial	$2.6	$2.2	18.2%	$1.2	$1.3	(7.7%)	$3.8	$3.5	8.6%
Large Commercial	$11.2	$9.1	23.1%	$5.7	$6.5	(12.3%)	$16.9	$15.6	8.3%
Lighting	$0.4	$0.4	0.0%	$0.0	$0.1	(100.0%)	$0.4	$0.5	(20.0%)
Total Retail	$28.3	$23.7	19.4%	$11.9	$13.6	(12.5%)	$40.2	$37.3	7.8%

Wholesale
MEA	$0.0	$7.5	(100.0%)	$0.0	$7.8	(100.0%)	$0.0	$15.3	(100.0%)
SES	$0.6	$0.6	0.0%	$0.7	$0.8	(12.5%)	$1.3	$1.4	(7.1%)
Total Wholesale	$0.6	$8.1	(92.6%)	$0.7	$8.6	(91.9%)	$1.3	$16.7	(92.2%)

Economy	$0.2	$0.7	(71.4%)	$0.0	$9.4	(100.0%)	$0.2	$10.1	(98.0%)
Miscellaneous	$0.6	$0.4	50.0%	$0.8	$1.2	(33.3%)	$1.4	$1.6	(12.5%)

Total Revenue	$29.7	$32.9	(9.7%)	$13.4	$32.8	(59.1%)	$43.1	$65.7	(34.4%)

The following table summarizes kWh sales for the quarters ended September 30:

Customer	2015 kWh	2014 kWh

Retail	261,969,391	261,368,484
Wholesale	16,252,751	187,208,239
Economy Energy	9,556,000	93,523,000
Total	287,778,142	542,099,723

Base rates charged to retail and wholesale customers in the third quarter of 2015 include base rate changes effective May 1, 2015, as a result of Chugach’s June 2014 Test Year General Rate Case. Effectively, base rates increased 21.8% to retail customers and 16.9% to Seward in the third quarter of 2015 compared to the third quarter of 2014.

Total operating expenses decreased $22.0 million, or 35.7%, in the third quarter of 2015 compared to the third quarter of 2014.

Fuel expense decreased $19.5 million, or 66.0%, in the third quarter of 2015 compared to the third quarter of 2014, due primarily to a decrease in the volume of natural gas used as a result of the expiration of contracts with MEA and GVEA, as well as a lower average effective price delivered. In the third quarter of 2015, Chugach used 2,203,693 MCF of fuel at an average effective delivered price of $3.95 per MCF. In the third quarter of 2014, Chugach used 4,654,017 MCF of fuel at an average effective delivered price of $6.05 per MCF.

Production expense decreased $1.8 million, or 30.9%, in the third quarter of 2015 compared to the third quarter of 2014, due primarily to a decrease in operating and maintenance costs at Beluga, as a result of the retirement of Beluga Unit 8 during the first quarter of 2015.

Purchased power expense increased $0.6 million, or 15.8%, in the third quarter of 2015 compared to the third quarter of 2014, due primarily to purchases associated with MEA’s EGS and a higher average effective price. In the third quarter of 2015, Chugach purchased 46,039 megawatt hours (MWh) of energy at an average effective price of 7.80 cents per kWh. In the third quarter of 2014, Chugach purchased 73,310 MWh of energy at an average effective price of 4.24 cents per kWh.

Transmission expense did not materially change in the third quarter of 2015 compared to the third quarter of 2014.

Distribution expense increased $0.3 million, or 7.8%, in the third quarter of 2015 compared to the third quarter of 2014, due primarily to higher substation and overhead line maintenance.

Consumer accounts and administrative, general and other expense did not materially change in the third quarter of 2015 compared to the third quarter of 2014.

Depreciation and amortization expense decreased $1.6 million, or 15.6%, in the third quarter of 2015 compared to the third quarter of 2014, due primarily to the retirement of Beluga Unit 8, as well as a change in depreciation rates associated with the use of Beluga's remaining units from base load to peaking units, coinciding with the expiration of MEA's interim wholesale contract.

Interest on long-term and other debt and interest charged to construction did not materially change in the third quarter of 2015 compared to the third quarter of 2014.

Non-operating margins did not materially change in the third quarter of 2015 compared to the third quarter of 2014.

Current Year to Date versus Prior Year to Date

Assignable margins increased $1.8 million, or 137.6%, in the nine months ended September 30, 2015, compared to the same period in 2014, due primarily to lower production and depreciation expense, which was somewhat offset by decreased operating revenues due to lower sales.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased $46.3 million, or 21.8%, in the nine months ended September 30, 2015, compared to the same period in 2014.

Overall, retail revenue did not materially change in the nine months ended September 30, 2015, compared to the same period in 2014. Base revenue increased due to an increase in rates charged to retail customers as a result of Chugach’s June 2014 Test Year General Rate Case, which was offset by lower fuel expense recovered through the fuel and purchased power surcharge process.

Wholesale revenue decreased $25.3 million, or 46.0%, in the nine months ended September 30, 2015, compared to the same period in 2014, due primarily to the expiration of MEA’s interim wholesale contract.

Economy energy revenue decreased $23.8 million, or 74.4%, in the nine months ended September 30, 2015, compared to the same period in 2014 due to the expiration of GVEA’s contract at the end of the first quarter of 2015, which was somewhat offset by economy energy sales to ML&P during the third quarter of 2015.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to MEA and Seward contributed approximately $9.5 million and $1.0 million, respectively, to Chugach’s fixed costs for the nine months ended September 30, 2015. Wholesale sales to MEA and Seward contributed approximately $19.1 million and $1.0 million, respectively, to Chugach’s fixed costs for the nine months ended September 30, 2014.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the nine months ended September 30, 2015, and 2014:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2015	2014	% Variance	2015	2014	% Variance	2015	2014	% Variance
Retail
Residential	$42.9	$39.7	8.1%	$17.8	$20.1	(11.4%)	$60.7	$59.8	1.5%
Small Commercial	$7.7	$7.0	10.0%	$4.3	$4.7	(8.5%)	$12.0	$11.7	2.6%
Large Commercial	$30.5	$27.2	12.1%	$17.9	$20.1	(10.9%)	$48.4	$47.3	2.3%
Lighting	$1.2	$1.2	0.0%	$0.1	$0.2	(50.0%)	$1.3	$1.4	(7.1%)
Total Retail	$82.3	$75.1	9.6%	$40.1	$45.1	(11.1%)	$122.4	$120.2	1.8%

Wholesale
MEA	$12.8	$24.8	(48.4%)	$13.3	$26.4	(49.6%)	$26.1	$51.2	(49.0%)
SES	$1.5	$1.5	0.0%	$2.1	$2.3	(8.7%)	$3.6	$3.8	(5.3%)
Total Wholesale	$14.3	$26.3	(45.6%)	$15.4	$28.7	(46.3%)	$29.7	$55.0	(46.0%)

Economy	$0.9	$2.3	(60.9%)	$7.3	$29.7	(75.4%)	$8.2	$32.0	(74.4%)
Miscellaneous	$1.7	$1.2	41.7%	$3.8	$3.7	2.7%	$5.5	$4.9	12.2%

Total Revenue	$99.2	$104.9	(5.4%)	$66.6	$107.2	(37.9%)	$165.8	$212.1	(21.8%)

The following table summarizes kWh sales for the nine months ended September 30:

Customer	2015 kWh	2014 kWh

Retail	826,000,244	828,252,342
Wholesale	320,195,493	597,575,683
Economy Energy	105,721,000	315,072,000
Total	1,251,916,737	1,740,900,025

Base rates charged to retail and wholesale customers in the nine months ended September 30, 2015, include base rate changes effective May 1, 2015, as a result of Chugach’s June 2014 Test Year General Rate Case. Effectively, base rates increased 21.8% to retail customers and 16.9% to Seward, respectively, in the nine months ended September 30, 2015, compared to the same period in 2014.

Total operating expenses decreased $47.6 million, or 24.5%, in the nine months ended September 30, 2015, over the same period in 2014.

Fuel expense decreased $44.1 million, or 45.4%, in the nine months ended September 30, 2015, compared to the same period in 2014, due primarily to a decrease in the volume of natural gas used as a result of the expiration of contracts with MEA and GVEA, as well as a lower average effective price delivered. In the nine months ended September 30, 2015, Chugach used 10,400,915 MCF of fuel at an average effective delivered price of $4.72 per MCF. In the nine months ended September 30, 2014, Chugach used 15,289,930 MCF of fuel at an average effective delivered price of $6.07 per MCF.

Production expense decreased $3.5 million, or 21.9%, in the nine months ended September 30, 2015, compared to the same period in 2014, due primarily to a decrease in operating and maintenance costs at Beluga, as a result of the retirement of Beluga Unit 8 during the first quarter of 2015.

Purchased power expense increased $3.8 million, or 31.5%, in the nine months ended September 30, 2015, compared to the same period in 2014, due primarily to purchases associated with MEA’s EGS and a higher average effective price. In the nine months ended September 30, 2015, Chugach purchased 245,016 MWh of energy at an average effective price of 5.54 cents per kWh. In the nine months ended September 30, 2014, Chugach purchased 172,028 MWh of energy at an average effective price of 5.84 cents per kWh.

Transmission, distribution, consumer accounts, and administrative, general and other expense did not materially change in the nine months ended September 30, 2015, compared to the same period in 2014.

Depreciation and amortization expense decreased $3.4 million, or 11.1%, in the nine months ended September 30, 2015, compared to the same period in 2014, due primarily to the retirement of Beluga Unit 8, as well as a change in the depreciation rates associated with the use of Beluga's remaining units from base load to peaking units, coinciding with the expiration of MEA's interim wholesale contract.

Interest on long-term and other debt and interest charged to construction did not materially change in the nine months ended September 30, 2015, compared to the same period in 2014.

Non-operating margins decreased $0.2 million, or 42.9%, in the nine months ended September 30, 2015, compared to the same period in 2014, due primarily to lower interest income as a result of the sale of marketable securities in August of 2014.

Financial Condition

Assets

Total assets did not materially change from December 31, 2014 to September 30, 2015. Decreases in net utility plant, accounts receivable, fuel stock, and deferred charges were offset by increases in materials and supplies and prepayments. Net utility plant decreased $4.4 million, or 0.6%, due primarily to depreciation expense in excess of extension and replacement of plant. Accounts receivable decreased $12.0 million, or 33.3%, due primarily to the expiration of the MEA and GVEA contracts. Fuel stock decreased $1.7 million, or 17.5%, due to the use of fuel from the fuel storage facility. Deferred charges decreased $1.5 million, or 7.2%, due primarily to amortization. Materials and supplies increased $1.8 million, or 6.6%, due to an increase in materials associated with distribution projects. Prepayments increased $0.8 million, or 38.9%, due primarily to the prepayment of insurance.

Liabilities and Equity

Total liabilities, equities and margins did not materially change from December 31, 2014 to September 30, 2015. Decreases in long-term obligations, accrued interest, and fuel were somewhat offset by increases in total equities and margins, commercial paper, accounts payable, fuel cost over-recovery, and other current liabilities. Long-term obligations decreased $24.1 million, or 5.1%, due primarily to the principal payments on Chugach’s existing debt. Accrued interest decreased $5.3 million, or 85.6%, due to the semi-annual interest payment on the 2011 and 2012 Series A Bonds. Fuel decreased $3.3 million, or 29.8%, due primarily to the expiration of the MEA and GVEA contracts and the timing of fuel payments. Total equities and margins increased $2.9 million, or 1.7%, due primarily to the margins generated in the nine months ended September 30, 2015. Commercial paper increased $3.0 million, or 14.3%, due in part to the semi-annual interest payments associated with the 2011 and 2012 bonds. Accounts payable increased $1.9 million, or 19.2%, due primarily to the timing of cash payments. Fuel cost over-recovery increased $3.8 million, or 257.9%, due to the over-recovery of the prior quarter’s fuel and purchased power costs. Other current liabilities increased $1.7 million, or 37.2%, due primarily to an increase in the underground ordinance payable.

LIQUIDITY AND CAPITAL RESOURCES

Summary

Chugach ended the third quarter of 2015 with $15.8 million of cash and cash equivalents, down from $16.4 million at December 31, 2014. Chugach did not utilize its $50.0 million line of credit maintained with NRUCFC in the nine months ended September 30, 2015, therefore, this line of credit had no outstanding balance and the available borrowing capacity under this line was $50.0 million at September 30, 2015. Chugach issued commercial paper in the nine months ended September 30, 2015 and had $24.0 million of commercial paper outstanding at September 30, 2015, thus the available borrowing capacity under the Commercial Paper Program at September 30, 2015, was $76.0 million.

Cash equivalents consist of all highly liquid debt instruments, with a maturity of three months or less when purchased, and a concentration account with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes Chugach’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2015 and 2014.

	2015	2014
Total cash provided by (used in):

Operating activities	$41,053,559	$29,833,131
Investing activities	(21,198,504)	(6,686,926)
Financing activities	(20,386,681)	(13,017,421)

Decrease in cash and cash equivalents	$(531,626)	$10,128,784

Operating Activities

Cash provided by operating activities was $41.1 million for the nine months ended September 30, 2015, compared with $29.8 million for the nine months ended September 30, 2014.

Assignable margins increased to $3.1 million in the nine months ended September 30, 2015, compared with $1.3 million in the nine months ended September 30, 2014. In addition to the increase in assignable margins, cash provided by operating activities was further increased by the change in accounts receivable, fuel stock and fuel over and under recovery, which was somewhat offset by the change in depreciation and amortization, materials and supplies, and fuel payable. The expiration of the contracts with MEA and GVEA contributed to the decrease in accounts receivable, investment in fuel inventory and fuel payable during the nine months ended September 30, 2015, compared to the same period in 2014. The change in fuel cost over and under recovery was due primarily to the over-collection of fuel and purchased power costs recovered through the fuel and purchased power adjustment process during the nine months ended September 30, 2015, compared to the same period in 2014. The change in depreciation and amortization expense was due primarily to the retirement of Beluga Unit 8, as well as the change in depreciation rates associated with Beluga’s remaining units from base load to peaking units, coinciding with the expiration of MEA’s interim wholesale contract. The change in materials and supplies was due primarily to an increase in inventory purchased for distribution capital projects during the nine months ended September 30, 2015, compared to the same period in 2014.

Investing Activities

Cash used in investing activities was $21.2 million for the nine months ended September 30, 2015, compared with $6.7 million for the nine months ended September 30, 2014. The change in cash used in investing activities was due primarily to a decrease in proceeds from the sale of marketable securities, which occurred during August of 2014, as well as the decrease in proceeds from capital grants.

Capital construction through September 30, 2015, was $23.2 million and is estimated to be $42.3 million for the full year. Once funding from other sources is collected, the total cash requirement is estimated to be $33.4 million for 2015. Capital improvement expenditures are expected to decrease during the fourth quarter as the construction season ends.

Financing Activities

Cash used in financing activities was $20.4 million for the nine months ended September 30, 2015, compared to $13.0 million for the nine months ended September 30, 2014. The change in cash used in financing activities was due primarily to the increase in repayments of and decrease in proceeds from short-term obligations, as a result of maintaining a lower average commercial paper balance during the nine months ended September 30, 2015, compared to the same period in 2014, which was somewhat offset by a decrease in the repayments of long-term obligations.

Sources of Liquidity

Chugach satisfies its operational and capital cash requirements through internally generated funds, a $50.0 million line of credit from NRUCFC and a $100.0 million Commercial Paper Program. At September 30, 2015, there was no outstanding balance on the NRUCFC line of credit and $24.0 million of outstanding commercial paper. At September 30, 2015, the available borrowing capacity under Chugach’s line of credit with NRUCFC was $50.0 million and the available commercial paper capacity was $76.0 million.

Commercial paper can be repriced between one day and 270 days. The average commercial paper balance for the nine months ended September 30, 2015, was $15.5 million with a corresponding weighted average interest rate of 0.27%. The maximum amount of outstanding commercial paper for the nine months ended September 30, 2015, was $32.0 million.

The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding monthly weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate
January 2015	$17.8	0.26
February 2015	$11.6	0.22
March 2015	$16.0	0.29
April 2015	$23.8	0.28
May 2015	$16.0	0.27
June 2015	$12.1	0.31
July 2015	$10.1	0.26
August 2015	$12.0	0.25
September 2015	$19.5	0.25

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2011 CoBank Bond, which is governed by the Amended and Restated Master Loan Agreement dated January 19, 2011 and secured by the Indenture. At September 30, 2015, Chugach had the following bond outstanding with this facility:

	Principal Balance	Interest Rate at September 30, 2015	Maturity Date	Principal Payment Dates

2011 CoBank Bond	$24,941,165	2.54%	2022	2016-2022

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

CRITICAL ACCOUNTING POLICIES

As of September 30, 2015, there have been no significant changes in Chugach’s critical accounting policies as disclosed in Chugach’s 2014 Annual Report on Form 10-K. These policies include electric utility regulation and unbilled revenue.

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

The Clean Air Act and Environmental Protection Agency (EPA) regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants. New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs. On August 3, 2015, the EPA released the final 111(d) regulation language aimed at reducing emissions of carbon dioxide (CO2) from existing power plants that provide electricity for utility customers. In the final rule, the EPA took the approach of making individual states responsible for the development and implementation of plans to reduce the rate of CO2 emissions from the power sector. The EPA has initially applied the final rule to 47 of the contiguous states. At this time, Alaska, Hawaii, Vermont, Washington D.C. and two U.S. territories are not bound by the regulation.  Alaska may be required to comply at some future date. The EPA 111(d) regulation, in its current form, is not expected to have a material effect on Chugach’s financial condition, results of operations, or cash flows. While Chugach cannot predict the implementation of any additional new law or regulation, or the limitations thereof, it is possible that new laws or regulations could increase capital and operating costs. Chugach has obtained or applied for all Clean Air Act permits currently required for the operation of generating facilities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Chugach is exposed to a variety of risks, including changes in interest rates and changes in commodity prices due to repricing mechanisms in a  gas supply contract. In the normal course of its business, Chugach manages exposure to these risks as described below. Chugach does not engage in trading market risk-sensitive instruments for speculative purposes.

Interest Rate Risk

At September 30, 2015, short- and long- term debt was comprised of the 2011 and 2012 Series A Bonds, the CoBank Bond and outstanding commercial paper.

The interest rates of the 2011 Series A Bonds and the 2012 Series A Bonds are fixed and set forth in the table below with the carrying value and fair value (dollars in millions) at September 30, 2015.

	Maturing	Interest Rate	Carrying Value	Fair Value
2011 Series A, Tranche A	2031	4.20%	$72,000	$71,712
2011 Series A, Tranche B	2041	4.75%	160,333	167,183
2012 Series A, Tranche A	2032	4.01%	63,750	62,673
2012 Series A, Tranche B	2042	4.41%	102,000	102,736
2012 Series A, Tranche C	2042	4.78%	50,000	52,757
Total			$448,083	$457,061

Chugach is exposed to market risk from changes in interest rates associated with other credit facilities. Chugach’s credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the London Interbank Offered Rate (LIBOR) or the base rate or prime rate of lenders. At September 30, 2015, Chugach had $24.0 million of commercial paper outstanding and $24.9 million outstanding on its CoBank Bond. A 100 basis-point rise in interest rates would increase interest expense by approximately $0.5 million, and up to a 100 basis-point decline in interest rates would decrease interest expense by approximately $0.3 million, based on $48.9 million of variable rate debt outstanding at September 30, 2015.

Commodity Price Risk

A portion of Chugach’s gas supply is subject to fluctuations in gas prices because the gas price is indexed to certain commodity prices. Because fuel and purchased power costs are passed directly to wholesale and retail customers through a fuel and purchased power recovery process, fluctuations in the price paid for gas pursuant to gas supply contracts does not normally impact margins.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Chugach’s internal controls over financial reporting identified in connection with the evaluation that occurred during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

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

Fuel Supply

On September 8, 2015, the RCA approved the Third Amendment to the Gas Sale and Purchase Agreement (Third Amendment) between Hilcorp Alaska, LLC and Chugach with the RCA. The Third Amendment extends the term of the existing Gas Sale and Purchase Agreement (GSPA) between Chugach and Hilcorp to provide for firm gas sales from March 31, 2019 to March 31, 2023, which will meet up to 100 percent of Chugach’s fuel supply needs through March 31, 2023.

For information regarding additional risk factors, refer to Item 1A of Chugach’s Annual Report on Form 10-K for the year ended December 31, 2014. Except as noted above, these risk factors have not materially changed as of September 30, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Engineering, Procurement and Construction Contract between the Registrant and SNC-Lavalin Constructors, Inc. dated effective June 18, 2010

Third Amendment to the Gas Sale and Purchase Agreement between the Registrant and Hilcorp Alaska, LLC effective September 8, 2015

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Lee D. Thibert
Lee D. Thibert for Bradley W. Evans
Chief Executive Officer

By:	/s/ Sherri L. Highers
Sherri L. Highers
Chief Financial Officer

Date:	November 12, 2015

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description

10.67	Engineering, Procurement and Construction Contract between the Registrant and SNC-Lavalin Constructors, Inc. dated effective June 18, 2010

10.75.3	Third Amendment to the Gas Sale and Purchase Agreement between the Registrant and Hilcorp Alaska, LLC effective September 8, 2015

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document