Form 10-Q
period 2016-03-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2016-05-13
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Statements in this report that do not relate to historical facts, including statements relating to future plans, events or performance, are forward-looking statements that involve risks and uncertainties.  Actual results, events or performance may differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report and the accuracy of which is subject to inherent uncertainty.  It is suggested that these statements be read in conjunction with the audited financial statements for Chugach Electric Association Inc. (Chugach) for the year ended December 31, 2015, filed as part of Chugach’s annual report on Form 10-K.  Chugach undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances that may occur after the date of this report or the effect of those events or circumstances on any of the forward-looking statements contained in this report, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the unaudited financial statements of Chugach as of and for the quarter ended March 31, 2016, follow.

Chugach Electric Association, Inc.

Balance Sheets

(Unaudited)

Assets	March 31, 2016	December 31, 2015

Utility Plant:
Electric plant in service	$1,131,827,669	$1,128,474,292
Construction work in progress	16,377,052	15,601,374
Total utility plant	1,148,204,721	1,144,075,666
Less accumulated depreciation	(476,738,753)	(469,199,226)
Net utility plant	671,465,968	674,876,440

Other property and investments, at cost:
Nonutility property	76,889	76,889
Investments in associated organizations	9,317,355	9,635,519
Special funds	5,344,422	763,913
Restricted cash equivalents	1,855,094	1,705,760
Total other property and investments	16,593,760	12,182,081

Current assets:
Cash and cash equivalents	14,306,906	15,626,919
Special deposits	74,416	74,416
Restricted cash equivalents	994,177	1,143,467
Accounts receivable, net	25,658,982	28,232,930
Materials and supplies	28,143,142	27,611,184
Fuel stock	5,805,950	7,063,541
Prepayments	2,873,946	1,466,301
Other current assets	342,048	225,079
Total current assets	78,199,567	81,443,837

Deferred charges, net	16,420,316	16,564,275

Total assets	$782,679,611	$785,066,633

Chugach Electric Association, Inc.

Balance Sheets (continued)

(Unaudited)

Liabilities, Equities and Margins	March 31, 2016	December 31, 2015

Equities and margins:
Memberships	$1,667,979	$1,661,744
Patronage capital	170,050,276	167,447,781
Other	12,535,665	12,527,856
Total equities and margins	184,253,920	181,637,381

Long-term obligations, excluding current installments:
Bonds payable	405,249,998	426,666,665
National Bank for Cooperatives bond payable	20,834,341	22,241,852
Less unamortized debt issuance costs	(2,846,190)	(2,928,378)
Total long-term obligations	423,238,149	445,980,139

Current liabilities:
Current installments of long-term obligations	24,233,819	24,115,980
Commercial paper	43,000,000	20,000,000
Accounts payable	9,162,154	9,701,088
Consumer deposits	4,803,439	5,000,684
Fuel cost over-recovery	4,600,622	5,135,745
Accrued interest	855,792	5,915,580
Salaries, wages and benefits	7,391,923	7,259,806
Fuel	5,175,845	4,942,310
Other current liabilities	8,237,005	8,076,903
Total current liabilities	107,460,599	90,148,096

Other non-current liabilities:
Deferred compensation	784,422	763,913
Other liabilities, non-current	1,737,253	1,555,329
Deferred liabilities	1,376,125	1,802,389
Patronage capital payable	11,108,071	11,108,071
Cost of removal obligation	52,721,072	52,071,315
Total other non-current liabilities	67,726,943	67,301,017

Total liabilities, equities and margins	$782,679,611	$785,066,633

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Operations

(Unaudited)

	Three months ended March 31,
	2016	2015

Operating revenues	$50,250,135	$74,973,117

Operating expenses:
Fuel	13,888,937	29,831,997
Production	3,848,269	4,567,682
Purchased power	3,949,228	6,606,602
Transmission	1,376,867	1,563,682
Distribution	3,345,943	3,250,564
Consumer accounts	1,632,213	1,541,591
Administrative, general and other	5,829,967	6,095,346
Depreciation and amortization	8,487,648	9,993,812
Total operating expenses	$42,359,072	$63,451,276

Interest expense:
Long-term debt and other	5,483,764	5,708,912
Charged to construction	(98,553)	(119,539)
Interest expense, net	$5,385,211	$5,589,373
Net operating margins	$2,505,852	$5,932,468

Nonoperating margins:
Interest income	81,116	68,097
Allowance for funds used during construction	40,762	44,965
Capital credits, patronage dividends and other	1,200	1,200
Total nonoperating margins	$123,078	$114,262

Assignable margins	$2,628,930	$6,046,730

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Assignable margins	$2,628,930	$6,046,730
Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation and amortization	8,487,648	9,993,812
Amortization and depreciation cleared to operating expenses	1,130,842	1,092,898
Allowance for funds used during construction	(40,762)	(44,965)
Write off of inventory, deferred charges and projects	112,223	65,228
(Increase) decrease in assets:
Accounts receivable, net	2,707,744	(3,415,064)
Materials and supplies	(594,700)	(657,211)
Fuel stock	1,257,591	6,642,649
Prepayments	(1,407,645)	(829,434)
Other assets	(116,969)	(73,820)
Deferred charges	(323,070)	(18,911)
Increase (decrease) in liabilities:
Accounts payable	638,452	1,256,268
Consumer deposits	(197,245)	(336,438)
Fuel cost over-recovery	(535,123)	5,265,285
Accrued interest	(5,059,788)	(5,296,839)
Salaries, wages and benefits	132,117	612,384
Fuel	233,535	(6,398,009)
Other current liabilities	(201,989)	(493,922)
Deferred liabilities	(1,518)	(105,066)
Net cash provided by operating activities	8,850,273	13,305,575
Cash flows from investing activities:
Return of capital from investment in associated organizations	318,164	352,420
Investment in restricted cash equivalents	(44)	0
Investment in special funds	(4,560,000)	0
Proceeds from capital grants	114,775	845,950
Extension and replacement of plant	(7,326,570)	(5,011,952)
Net cash used in investing activities	(11,453,675)	(3,813,582)
Cash flows from financing activities:
Proceeds from short-term obligations	23,000,000	9,000,000
Repayments of long-term obligations	(22,706,339)	(22,598,264)
Memberships and donations received	14,044	2,215
Retirement of patronage capital and estate payments	(26,435)	0
Net receipts on consumer advances for construction	1,002,119	970,909
Net cash provided by (used in) financing activities	1,283,389	(12,625,140)
Net change in cash and cash equivalents	(1,320,013)	(3,133,147)
Cash and cash equivalents at beginning of period	$15,626,919	$16,364,962
Cash and cash equivalents at end of period	$14,306,906	$13,231,815
Supplemental disclosure of non-cash investing and financing activities:
Cost of removal obligation	$649,757	$794,822
Extension and replacement of plant included in accounts payable	$1,205,855	$770,183
Supplemental disclosure of cash flow information - interest expense paid, net of amounts capitalized	$10,150,305	$10,575,885

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2016 and 2015

1.	PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited interim financial statements include the accounts of Chugach and have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by United States of America generally accepted accounting principles (U.S. GAAP) for complete financial statements.  They should be read in conjunction with Chugach’s audited financial statements for the year ended December 31, 2015, filed as part of Chugach’s annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

2.	DESCRIPTION OF BUSINESS

Chugach is the largest electric utility in Alaska. Chugach is engaged in the generation, transmission and distribution of electricity in the Anchorage and upper Kenai Peninsula areas. Chugach is on an interconnected regional electrical system referred to as the Alaska Railbelt, a 400-mile-long area stretching from the coastline of the southern Kenai Peninsula to the interior of the state, including Alaska's largest cities, Anchorage and Fairbanks.

Chugach’s retail and wholesale members are the consumers of the electricity sold. Chugach supplies much of the power requirements of the City of Seward (Seward), as a wholesale customer. Chugach also served Matanuska Electric Association, Inc. (MEA), as a wholesale customer, through April 30, 2015, and Golden Valley Electric Association, Inc. (GVEA), as an economy, non-firm, energy customer, through March 31, 2015.  Periodically, Chugach sells available generation, in excess of its own needs, to MEA, GVEA and Anchorage Municipal Light & Power (ML&P).

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

Chugach has three Collective Bargaining Agreements (CBA’s) with the International Brotherhood of Electrical Workers (IBEW), representing approximately 70% of its workforce. Chugach also has an agreement with the Hotel Employees and Restaurant Employees (HERE). All three IBEW CBA’s have been renewed through June 30, 2017. The three CBA’s provide for wage increases in all years and include health and welfare premium cost sharing provisions. The HERE contract has been renewed through June 30, 2016. This contract provides for wage increases in all years.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2016 and 2015

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

c. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the three month periods ended March 31, 2016 and 2015 was in compliance with that provision. In addition, Chugach collects sales tax and is assessed gross revenue and excise taxes which are presented on a net basis in accordance with FASB ASC 605-45-50, “Topic 605 - Revenue Recognition – Subtopic 45 - Principal Agent Considerations – Section 50 - Disclosure.”

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

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2016 and 2015

d.  Special Funds

Special funds include funds on deposit for deferred compensation plan assets, which amounted to $0.8 million at March 31, 2016, and December 31, 2015. In addition, special funds include funds on deposit for Chugach’s investment in the Beluga River Unit, which amounted to $4.6 million at March 31, 2016.

e. Restricted Cash Equivalents

Restricted cash equivalents include funds on deposit for future workers’ compensation claims, which amounted to $2.8 million at March 31, 2016, and December 31, 2015.

f. Accounts Receivable

Included in accounts receivable are invoiced amounts to ML&P for their proportionate share of current Southcentral Power Project (SPP) costs, which amounted to $1.2 million and $1.1 million at March 31, 2016, and December 31, 2015, respectively. In addition, accounts receivable includes invoiced amounts for grants to support the construction of facilities to divert water and safely transmit electricity, which amounted to $0.3 million and $0.2 million at March 31, 2016, and December 31, 2015, respectively.

g. Fuel Stock

Fuel Stock is the weighted average cost of fuel injected into the Cook Inlet Natural Gas Storage Alaska (CINGSA). Chugach’s fuel balance in storage amounted to $5.8 million and $7.1 million at March 31, 2016, and December 31, 2015, respectively.

h. Corrections

For the period ended March 31, 2016, Chugach recorded the following correction for the period ended March 31, 2015:

A correction representing the cash received from customers for the undergrounding ordinance, included in net receipts on consumer advances for construction, previously reported as other current liabilities. The impact of this correction was a decrease in cash provided by operating activities and cash used in financing activities of $0.9 million for the three months ended March 31, 2015.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2016 and 2015

4.	REGULATORY MATTERS

Amended Eklutna Generation Station 2015 Dispatch Services Agreement

On February 13, 2015, Chugach submitted the Amended Eklutna Generation Station 2015 Dispatch Services Agreement (Dispatch Services Agreement) to the RCA for dispatch services to be provided by Chugach to MEA for a one-year period. Under the Dispatch Services Agreement, Chugach provides electric and natural gas dispatch services for MEA’s Eklutna Generation Station (EGS), electric dispatch services for the Bradley Lake Hydroelectric Project (Bradley Lake), and electric dispatch coordination services for the Eklutna Hydroelectric Project (Eklutna Hydro) beginning with EGS’ full commercial operation.

On March 23, 2015, the RCA approved the Dispatch Agreement, conditioned on the requirements that 1) MEA and Chugach notify the RCA at least one month prior to forming separate Load Balancing Authorities and include in any such notification details on the tie points and any written agreements contemplated by the utilities; and, 2) Chugach file an update to its tariff to reflect any extension of the Dispatch Services Agreement one week from the receipt of such a request from MEA. The Dispatch Services Agreement was in effect through March 31, 2016.

In December 2015, MEA notified Chugach that it would not be extending the Dispatch Services Agreement for the dispatch of electric service. Subsequently, Chugach and MEA entered into an agreement entitled, “Gas Dispatch Agreement” in which Chugach provides gas scheduling and dispatch services to MEA. The term of the agreement is April 1, 2016, through March 31, 2017, with a provision to extend the agreement through March 31, 2018 upon mutual consent prior to August 1, 2016. The agreement is subject to the approval of the RCA.

June 2014 Test Year General Rate Case

Chugach’s June 2014 Test Year General Rate Case was submitted to the RCA on February 13, 2015. Chugach requested a system base rate increase of approximately $21.3 million, or 20%, on total base rate revenues for rates effective in April 2015. The filing also included updates to firm and non-firm transmission wheeling rates and attendant ancillary services in support of third-party transactions on the Chugach transmission system. The primary driver of the rate changes is the reduction and shift in fixed-cost responsibility resulting from the expiration of the Interim Power Sales Agreement between Chugach and MEA on April 30, 2015.

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

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2016 and 2015

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

In January 2016, Chugach and the Attorney General (AG) for the State of Alaska entered into settlement discussions to resolve revenue requirement matters in the case, which resulted in settlement of all outstanding matters related to the determination of Chugach’s system revenue requirement for both the interim and permanent rate periods. As a result, Chugach agreed to reduce its revenue requirement by 0.5% (approximately $0.6 million). In addition, the stipulation provides for a permanent increase in Chugach’s system Times Interest Earned Ratio (TIER) from 1.30 to 1.35, which represents an approximate margin increase of $1.0 million per year. The stipulation was filed with the RCA on January 21, 2016. The RCA has not issued a ruling on the settlement. If the settlement is accepted, Chugach will reduce its revenue requirement by $0.6 million and expects to issue refunds on demand and energy rates for bills issued during the interim rate period.

The adjudicatory hearing was held from January 25 through January 28, 2016, to address transmission-related matters identified by MEA. Because of the settlement, no revenue requirement matters were addressed during the hearing.

On May 2, 2016, the RCA issued Order U-15-081(8) accepting the stipulation between Chugach and the AG. The order required Chugach to submit by June 1, 2016, updated revenue requirement and cost of service results reflecting the adjustments contained in the stipulation, as well as updated tariff sheets and a refund plan. The stipulation does not resolve issues related to the pricing of transmission and ancillary services, which will be addressed in a future order in the docket.

On May 4, 2016, the RCA issued an order extending the statutory timeline for issuance of a final order in the case from May 8 to August 8, 2016. All parties in the case consented to the extension.

Chugach expects to resume its participation in the Simplified Rate Filing (SRF) process at the conclusion of this case. SRF is an expedited process available to electric cooperatives in Alaska for routine updates to demand and energy rates.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2016 and 2015

Cook Inlet Natural Gas Storage Alaska (CINGSA): Found Gas

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

The RCA issued an order in March 2015 suspending the filing for further investigation. CINGSA filed direct testimony in the case on April 13, 2015. Chugach and other intervenors in the case submitted responsive testimony on June 5, 2015. CINGSA submitted its reply testimony on June 29, 2015. The evidentiary hearing was held in September 2015.

The RCA issued a final order in the case on December 4, 2015, ruling significantly in favor of the intervenors in the case. The RCA granted approval for CINGSA to sell 2 Bcf with 87% of the proceeds allocated to CINGSA’s Firm Storage Service (FSS) customers and 13% to CINGSA. The RCA also required CINGSA to file a reservoir engineering study by June 30, 2016, and required CINGSA to file notice of all gas sales within 30 days of any sales, including the transaction price, purchaser, quantities, and the terms and conditions of the sale. The RCA also required that all proceeds to the FSS customers be treated as a reduction in fuel costs that are paid by CINGSA’s customers.

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

On April 12, 2016, CINGSA filed a motion for a 6-week extension of time to file its brief in the appeal. A decision on the motion has not yet been issued.

Beluga River Unit

In July 2015, ConocoPhillips Alaska, Inc. (COP) announced the marketing for sale of its North Cook Inlet Unit; its interest in the Beluga River Unit (BRU); and its interest in 5,700 acres of exploration prospects in the Cook Inlet region. In October 2015, Chugach submitted a joint bid with the Municipality of Anchorage d/b/a Municipal Light & Power (ML&P) for acquisition of COP’s working interest in the BRU.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2016 and 2015

As discussed in “Note 9 – Commitments and Contingencies – Beluga River Unit,” Chugach entered into an agreement entitled, “Purchase and Sale Agreement between ConocoPhillips Alaska, Inc. and Municipality of Anchorage d/b/a Municipal Light & Power and Chugach Electric Association, Inc.” (Purchase and Sale Agreement) on February 4, 2016. The Purchase and Sale Agreement transfers COP’s interest in the BRU to Chugach and ML&P. The acquisition and attendant recovery of costs in electric rates is subject to RCA approval.

On March 11, 2016, Chugach and ML&P submitted a joint request to the RCA for approval of the acquisition of ConocoPhillips Alaska, Inc.’s interest in the BRU and the attendant recovery of the acquisition costs in electric rates.  Chugach and ML&P requested expedited consideration, asking the RCA to issue a bench ruling by April 21, 2016. The request for expedited consideration was made to provide additional certainty regarding Chugach’s eligibility for a State of Alaska production tax credit.

The RCA opened docket U-15-081 and established an expedited procedural schedule for the case. The RCA held a hearing from April 18 through April 20, 2016, and issued a bench ruling on April 20, 2016, approving the joint request for approval of the Purchase and Sale Agreement. A written order affirming the bench ruling was issued on April 21, 2016.

Separate filings detailing the specific rate recovery process are expected to be filed in the second quarter of 2016. Under the recovery structure that will be proposed by Chugach, costs associated with the BRU, including acquisition and on-going operations, maintenance and capital investment, will be recovered on a dollar-for-dollar basis through Chugach’s quarterly fuel adjustment process. Chugach recovers its fuel and purchased power costs as a direct pass-through from its retail and wholesale customers with minimal lag between cost incurrence and recovery.

5.	DEBT

Lines of Credit

Chugach maintains a $50.0 million line of credit with National Rural Utilities Cooperative Finance Corporation (NRUCFC). Chugach did not utilize this line of credit in the three months ended March 31, 2016. In addition, Chugach did not utilize this line of credit during 2015 and had no outstanding balance at December 31, 2015. The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC. The borrowing rate was 2.90 percent at March 31, 2016, and December 31, 2015. The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. The NRUCFC line of credit expires October 12, 2017. This line of credit is immediately available for unconditional borrowing.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2016 and 2015

Commercial Paper

Chugach maintains a $100.0 million Amended Unsecured Credit Agreement, which is used to back Chugach’s Commercial Paper Program. The pricing includes an all-in drawn spread of one month London Interbank Offered Rate (LIBOR) plus 107.5 basis points, along with a 17.5 basis points facility fee (based on an A- unsecured debt rating). The Amended Unsecured Credit Agreement expires on November 17, 2016. The participating banks include NRUCFC, KeyBank National Association, Bank of America, N.A., Bank of Montreal, CoBank and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch. The commercial paper can be repriced between one day and 270 days. Chugach is expected to continue to issue commercial paper in 2016, as needed. Chugach had $43.0 million and $20.0 million of commercial paper outstanding at March 31, 2016, and December 31, 2015, respectively.

The following table provides information regarding average commercial paper balances outstanding for the quarters ended March 31, 2016, and 2015 (dollars in millions), as well as corresponding weighted average interest rates:

2016		2015
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$21.3	0.60%	$15.3	0.27%

Term Loan

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2011 CoBank Bond, which is governed by the Amended and Restated Master Loan Agreement dated January 19, 2011, and secured by the Second Amended and Restated Indenture (Indenture). Chugach had $23.7 million and $24.9 million outstanding with CoBank at March 31, 2016, and December 31, 2015, respectively.

Debt Issuance Costs

The following table outlines the debt issuance costs at March 31, 2016.

	Principal	Unamortized Debt Issuance Costs
2011 Series A Bonds	$210,999,998	$1,448,456
2012 Series A Bonds	194,250,000	1,174,345
CoBank Bonds	20,834,341	179,035
Amended and Unsecured Credit Agreement	0	44,354
	$426,084,339	$2,846,190

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2016 and 2015

The following table outlines the debt issuance costs at December 31, 2015.

	Principal	Unamortized Debt Issuance Costs
2011 Series A Bonds	$221,666,665	$1,482,791
2012 Series A Bonds	205,000,000	1,198,105
CoBank Bonds	22,241,852	186,495
Amended and Unsecured Credit Agreement	0	60,987
	$448,908,517	$2,928,378

6.	RECENT ACCOUNTING PRONOUNCEMENTS

Issued and adopted:

ASC Update 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”

In April 2015, the FASB issued ASC Update 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASC Update 2015-03 revises the presentation guidance for debt issuance costs related to a recognized debt liability. The effect of this update is to present the debt issuance costs as a direct deduction to the liability on the balance sheet and retrospective application is required. This update does not change the recognition and measurement guidance for debt issuance costs. This update is effective for fiscal years beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. Chugach began application of ASC 2015-03 with the fiscal year beginning January 1, 2016. Adoption did not have a material effect on its results of operations, financial position, and cash flows.

ASC Update 2015-15 “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”

In September 2015, the FASB issued ASC Update 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” ASC Update 2015-15 amends guidance related to the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements for SEC reporting. This update is effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016, with early adoption permitted. Chugach began application of ASC 2015-15 with the fiscal year beginning January 1, 2016. Adoption did not have a material effect on its results of operations, financial position, and cash flows.

Adoption of the above guidance was applied retrospectively and reduced deferred charges and long-term debt by the unamortized debt issuance costs of $2.8 million and $2.9 million at March 31, 2016, and December 31, 2015, respectively.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2016 and 2015

Issued, not yet adopted:

ASC Update 2014-09 “Revenue from Contracts with Customers (Topic 606)” and ASC 2014-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”

In May 2014, the FASB issued ASC Update 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASC Update 2014-09 provides guidance for the recognition, measurement and disclosure of revenue related to the transfer of promised goods or services to customers. This update was effective for fiscal years beginning after December 15, 2016, for which early application was prohibited. However, in  August 2015, the FASB issued ASC Update 2014-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” deferring the effective date of ASC Update 2014-09 to fiscal years beginning after December 15, 2017, and permitting early adoption of this update, but only for annual reporting periods beginning after December 15, 2016, and interim reporting periods within that reporting period. The standard permits the use of either the retrospective or cumulative effect transition method. Chugach has not yet selected a transition method and is evaluating the effect on its results of operations, financial position, and cash flows.

ASC Update 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net”

In March 2016, the FASB issued ASC Update 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net.” ASC Update 2016-08 clarifies the implementation guidance in Topic 606 on principal versus agent considerations. This update affects the guidance in ASC Update 2014-09 and follows the same effective date and transition requirements. Chugach has not yet selected a transition method and is evaluating the effect on its results of operations, financial position, and cash flows.

ASC Update 2016-01 “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”

In January 2016, the FASB issued ASC Update 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASC Update 2016-01 amends guidance related to certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. This update is effective for fiscal years beginning after December 15, 2018, and interim periods beginning after December 15, 2019, with early adoption not permitted with certain exceptions. Chugach will begin application of ASC 2016-01 with the annual report for the year ended December 31, 2018. Adoption is not expected to have a material effect on its results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2016 and 2015

ASC Update 2016-02 “Leases (Topic 842): Section A – Leases: Amendments to the FASB Accounting Standards Codification; Section B – Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification; Section C – Background Information and Basis for Conclusions”

In February 2016, the FASB issued ASC Update 2016-02, “Leases (Topic 842): Section A – Leases: Amendments to the FASB Accounting Standards Codification; Section B – Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification; Section C – Background Information and Basis for Conclusions.” ASC Update 2016-02 amends guidance related to the recognition, measurement, presentation and disclosure of leases for lessors and lessees. This update is effective for fiscal years beginning after December 15, 2018, including the interim periods within those years, with early adoption permitted. Chugach will begin application of ASC 2016-02 on January 1, 2019. Chugach is evaluating the effect on its results of operations, financial position, and cash flows.

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

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2016 and 2015

Fair Value of Financial Instruments

The estimated fair values (in thousands) of long-term obligations included in the financial statements at March 31, 2016, are as follows:

	Measurement	Carrying Value	Fair Value
2011 CoBank Bonds	Level 2	$23,651	$23,651
2011 Series A Bonds	Level 2	221,667	233,565
2012 Series A Bonds	Level 2	205,000	213,481
Long-term obligations (including current installments)		$450,318	$470,697

8.	ENVIRONMENTAL MATTERS

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

March 31, 2016 and 2015

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

Contingencies

Chugach is a participant in various legal actions, rate disputes, personnel matters and claims both for and against Chugach’s interests. Management believes the outcome of any such matters will not materially impact Chugach’s financial condition, results of operations or liquidity. Chugach establishes reserves when a particular contingency is probable and calculable.  Chugach has not accrued for any contingency at March 31, 2016, as it does not consider any contingency to be probable nor calculable. Chugach faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated.

Concentrations

Approximately 70 percent of Chugach’s employees are members of the IBEW. Chugach has three CBA’s with the IBEW. Chugach also has an agreement with the HERE. All three IBEW CBA’s have been renewed through June 30, 2017. The HERE contract has been renewed through June 30, 2016.

Chugach was the principal supplier of power under an Interim Power Sales Agreement with MEA. Including the fuel component, this contract represented $26.2 million of sales revenue through its expiration on April 30, 2015.

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2016 and 2015

Commitments

Fuel Supply Contracts

Chugach has fuel supply contracts from various producers at market terms. A gas supply contract between Chugach and ConocoPhillips Alaska, Inc. and ConocoPhillips, Inc. (collectively “ConocoPhillips”), was approved by the RCA effective August 21, 2009. This contract began providing gas in 2010 and will terminate December 31, 2016. The total amount of gas under this contract is estimated to be 62 Bcf. Chugach entered into a gas contract with Hilcorp effective January 1, 2015, to provide gas through March 31, 2018. On September 15, 2014, the RCA approved an amendment to the Hilcorp gas purchase agreement extending gas delivery and subsequently filling 100 percent of Chugach’s needs through March 31, 2019. On September 8, 2015, the RCA approved another amendment to the Hilcorp gas purchase agreement extending the term of the agreement, thus filling up to 100 percent of Chugach’s needs through March 31, 2023.  The total amount of gas under this contract is estimated to be  60 Bcf. All of the production is expected to come from Cook Inlet, Alaska. The terms of the ConocoPhillips and Hilcorp agreements require Chugach to manage the natural gas transportation over the connecting pipeline systems. Chugach has gas transportation agreements with ENSTAR Natural Gas Company (ENSTAR) and Hilcorp.

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

Under the joint bid arrangement, Chugach’s ownership of COP’s working interest is 30% and ML&P’s ownership is 70%. The ownership shares include the attendant rights and privileges of all gas and oil resources, including 15,500 lease acres (8,200 in Unit / Participating Area and 7,300 held by Unit), Sterling and Beluga producing zones, and COP’s 67% working interest in deep oil resources. On April 21, 2016, the acquisition was approved by the RCA (see “Note 5 – Regulatory Matters – Beluga River Unit”) and the agreement closed on April 22, 2016.

Chugach has a firm gas supply contract with COP, as previously discussed under “Fuel Supply Contracts”. In addition to Chugach, COP had contractual gas sales obligations to ENSTAR through 2017. These contracts are assumed by ML&P and Chugach on the basis of ownership share.

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

Chugach Electric Association, Inc.

Notes to Financial Statements

March 31, 2016 and 2015

Patronage Capital

In 2007, Chugach entered into an agreement with HEA to return all of its patronage capital within five years after expiration of its power sales agreement, which was December 31, 2013. This patronage capital retirement was related to a settlement agreement associated with the 2005 Test Year General Rate Case (Docket U-06-134) and accepted by the RCA on August 7, 2007. HEA’s patronage capital was $7.9 million at March 31, 2016, and December 31, 2015, and is classified as patronage capital payable on Chugach’s Balance Sheet.

In an agreement reached in May 2014 with MEA, capital credits retired to MEA are classified as patronage capital payable on Chugach’s Balance Sheet. MEA’s patronage capital payable was $3.2 million at March 31, 2016, and December 31, 2015.

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

OVERVIEW

Chugach is the largest electric utility in Alaska, engaged in the generation, transmission and distribution of electricity. Chugach is on an interconnected regional electrical system referred to as Alaska’s Railbelt, a 400-mile-long area stretching from the coastline of the southern Kenai Peninsula to the interior of the state which includes Alaska’s largest cities, Anchorage and Fairbanks.

Chugach directly serves retail customers in the Anchorage and Kenai Peninsula areas and supplies much of the power requirements of the City of Seward, as a wholesale customer. Chugach also supplied power to Matanuska Electric Association, Inc. (MEA) through April 30, 2015, as a wholesale customer. Periodically, Chugach sells available generation in excess of its own needs to MEA, Golden Valley Electric Association, Inc. (GVEA) and to Anchorage Municipal Light & Power (ML&P).

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

Chugach has been preparing for the expiration of its second wholesale power contract for some time and has taken steps to reduce costs in order to mitigate the rate impacts to its remaining customers. Despite the loss of these two wholesale power contracts which accounted for approximately 50% of energy sales and 40% of sales revenue, the net system rate increase for Chugach’s remaining customers was approximately 20%. Chugach’s 10-year financial forecast indicates it can sustain operations and meet financial covenants without these wholesale contracts. In addition, because Chugach’s rates are established by the RCA, Chugach expects to maintain its ability to recover Chugach’s specific costs of providing service despite the loss of these customers.

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

Railbelt Grid Unification

Chugach is focused on efforts in the Railbelt to explore the benefits of grid unification. Currently, each of the six electric utilities in the Railbelt own a portion of the transmission grid, as does the Alaska Energy Authority (AEA). Chugach is a proponent of following other successful business models to effectively unify the grid. Discussions on the issue led the Alaska State Legislature in 2014 to appropriate $250,000 to the RCA to explore the issue and report back to legislators. The RCA expects to analyze and review present efforts in order to assess the organizational and governance structure needed for an independent consolidated system operator Beginning in 2016, progress reports associated with system-wide economic dispatch are required.  With the support of the RCA, Chugach and several other Railbelt utilities are evaluating possible transmission business model opportunities and associated economic dispatch models that Chugach believes may lead to more optimal Railbelt-wide system operations. Chugach intends to finalize this review and evaluation in the third quarter of 2016. While Chugach cannot determine the materiality of any effect on its results of operations, financial condition, and cash flows until a business model and plan are adopted, it anticipates a positive outcome.

Fuel Supply

Chugach actively manages its fuel supply needs and currently has contracts in place to meet up to 100% of its anticipated needs through March of 2023. Chugach continues its efforts to secure long-term reliable gas supply solutions and encourage new development and continued investment in Cook Inlet. The State of Alaska’s Department of Natural Resources (DNR) published a study in September 2015, “Updated Engineering Evaluation of Remaining Cook Inlet Gas Reserves,” to provide an estimate of Cook Inlet’s gas supply. The study estimated there are 1,183 Bcf of proved and probable reserves remaining in Cook Inlet’s legacy fields. This is higher than the 2009 DNR study estimate of 1,142 Bcf. Effectively, Cook Inlet gas supply has slightly increased from 2009. The 2015 DNR estimate does not include reserves from a large gas field under development by Furie Operating Alaska, LLC (Furie) and another considered for development by BlueCrest Energy, Inc. Furie has constructed an offshore gas production platform and has begun production. The platform and other production facilities are designed for up to 200 MMcf per day. Other gas producers are actively developing gas supplies in the Cook Inlet. Chugach is encouraged with these developments but continues to explore other alternatives to diversify its portfolio.

On April 21, 2016, the RCA approved the acquisition of the Beluga River Unit effective January 1, 2016, as discussed in “Item 1 – FINANCIAL STATEMENTS – Note 4 – Regulatory Matters – Beluga River Unit and Note 9 – Commitments and Contingencies – Commitments – Beluga River Unit.” Chugach’s interest in the BRU is to reduce the cost of electric service to its retail and wholesale members by securing an additional long-term supply of natural gas to meet on-going generation requirements. The acquisition complements existing gas supplies and is expected to provide greater fuel diversity at an effective annual cost that is $2 million to $3 million less than alternative sources of gas in the Cook Inlet region. Approximately 80% of Chugach’s current generation requirements are met from natural gas, 16% are met from hydroelectric, and 4% are met from wind.

The acquisition is expected to provide gas to meet Chugach’s on-going generation requirements over an approximate 18-year period, or from 2016 to 2033. Gas associated with the acquisition is expected to provide about 15% of Chugach’s gas requirements through 2033, although actual gas quantities produced are expected to vary on a year-by-year basis.

Chugach has firm gas supply contracts with COP and Hilcorp, see “Item 1 – FINANCIAL STATEMENTS – Note 9 – Commitments and Contingencies - Fuel Supply Contracts”. In addition to Chugach, COP had contractual gas sales obligations to ENSTAR through 2017. These contracts are assumed by ML&P and Chugach on the basis of ownership share. In addition to these firm contracts, Chugach has gas supply agreements with Aurora Gas LLC through September 30, 2016, AIX Energy LLC through March 31, 2024 (with an option to extend the term an additional 5-year period through March 31, 2029), and with Cook Inlet Energy LLC through March 31, 2018 (with an option to extend the term an additional 5-year period through March 31, 2023). Collectively, these agreements provide added diversification and optionality for Chugach to minimize costs within its gas supply portfolio.

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

The main project moving Alaska toward its renewable energy goals is the Susitna-Watana Hydroelectric Project which is currently planned to be located on the Susitna River, approximately halfway between Anchorage and Fairbanks. The State of Alaska began appropriating funds to the AEA for this project in the state’s 2012 fiscal year budget, totaling approximately $180.7 million through the spring of 2014. However, on December 26, 2014, the Governor of the State of Alaska (Governor) issued an Administrative Order suspending discretionary spending on a number of capital projects, including this project, due to the large state budget deficit. In July 2015, the Governor approved using $6.6 million in uncommitted funds from a prior Susitna-Watana appropriation to continue moving the project forward. In October 2015, the state’s Office of Management and Budget lifted the spending freeze on the Susitna-Watana Hydroelectric Project providing AEA with access to funds representing approximately three percent of the total allocation to the current project proposal to date. AEA estimates the project’s cost at over $5.5 billion and plans to act based on the funding the state’s fiscal reality allows. AEA continued the pre-licensing study process with the FERC and filed Part D of the Initial Study Report on November 6, 2015. On December 2, 2015, the FERC published an updated licensing schedule, including stakeholder meetings that began in March 2016. Chugach has been working with and will continue to work with AEA and other parties on this effort.

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins decreased $3.4 million, or 56.5%, during the first quarter of 2016 compared to the first quarter of 2015, primarily due to lower energy sales, which was somewhat offset by decreases in production, administrative, general and other expenses, and depreciation.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased $24.8 million, or 33.1%, in the first quarter of 2016 compared to the first quarter of 2015. This decrease was primarily due to the expiration of MEA’s interim wholesale contract and GVEA’s economy sales contract.

Retail revenue increased $3.9 million, or 8.9%, in the first quarter of 2016 compared to the first quarter of 2015. Base revenue increased due to an increase in rates charged to retail customers as a result of Chugach’s June 2014 Test Year General Rate Case, which was somewhat offset by lower energy sales and lower fuel expense recovered through the fuel and purchased power surcharge process.

Wholesale revenue decreased $20.5 million, or 94.5%, in the first quarter of 2016 compared to the first quarter of 2015, primarily due to the expiration of MEA’s interim wholesale contract on April 30, 2015.

Economy energy revenue decreased $8.0 million, or 100.0%, in the first quarter of 2016 compared to the first quarter of 2015 due to the expiration of GVEA’s economy sales contract at the end of the first quarter of 2015.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to Seward contributed approximately $0.3 million to Chugach’s fixed costs for the quarters ended March 31, 2016 and 2015. Wholesale sales to MEA contributed approximately $7.6 million to Chugach’s fixed costs for the quarter ended March 31, 2015.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended March 31, 2016 and 2015:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2016	2015	% Variance	2016	2015	% Variance	2016	2015	% Variance
Retail
Residential	$17.5	$15.2	15.1%	$7.3	$7.7	(5.2%)	$24.8	$22.9	8.3%
Small Commercial	$3.1	$2.7	14.8%	$1.7	$1.8	(5.6%)	$4.8	$4.5	6.7%
Large Commercial	$11.0	$9.1	20.9%	$6.4	$6.7	(4.5%)	$17.4	$15.8	10.1%
Lighting	$0.4	$0.3	33.3%	$0.1	$0.1	0.0%	$0.5	$0.4	25.0%
Total Retail	$32.0	$27.3	17.2%	$15.5	$16.3	(4.9%)	$47.5	$43.6	8.9%

Wholesale
MEA	$0.0	$10.1	(100.0%)	$0.0	$10.4	(100.0%)	$0.0	$20.5	(100.0%)
SES	$0.5	$0.5	0.0%	$0.7	$0.7	0.0%	$1.2	$1.2	0.0%
Total Wholesale	$0.5	$10.6	(95.3%)	$0.7	$11.1	(93.7%)	$1.2	$21.7	(94.5%)

Economy	$0.0	$0.7	(100.0%)	$0.0	$7.3	(100.0%)	$0.0	$8.0	(100.0%)
Miscellaneous	$0.6	$0.6	0.0%	$0.9	$1.1	(18.2%)	$1.5	$1.7	(11.8%)

Total Revenue	$33.1	$39.2	(15.6%)	$17.1	$35.8	(52.2%)	$50.2	$75.0	(33.1%)

The following table summarizes kWh sales for the quarters ended March 31:

Customer	2016 kWh	2015 kWh

Retail	297,176,263	307,159,468
Wholesale	15,218,221	229,039,644
Economy Energy	0	96,165,000
Total	312,394,484	632,364,112

Base rates charged to retail and wholesale customers in the first quarter of 2016 include base rate changes effective May 1, 2015, as a result of Chugach’s June 2014 Test Year General Rate Case. Effectively, base rates increased 21.8% to retail customers and 16.9% to Seward in the first quarter of 2016 compared to the first quarter of 2015.

Total operating expenses decreased $21.1 million, or 33.2%, in the first quarter of 2016 compared to the first quarter of 2015.

Fuel expense decreased $15.9 million, or 53.4%, in the first quarter of 2016 compared to the first quarter of 2015,  primarily due to a decrease in the volume of natural gas used as a result of the expiration of contracts with MEA and GVEA, which was somewhat offset by a higher average effective delivered price. In the first quarter of 2016, Chugach used 2,195,688 MCF of fuel at an average effective delivered price of $5.82 per MCF. In the first quarter of 2015, Chugach used 5,419,260 MCF of fuel at an average effective delivered price of $5.29 per MCF.

Production expense decreased $0.7 million, or 15.8%, in the first quarter of 2016 compared to the first quarter of 2015, primarily due to a decrease in operating and maintenance costs at Beluga, as a result of the retirement of Beluga Unit 8 during the first quarter of 2015.

Purchased power expense decreased $2.7 million, or 40.2%, in the first quarter of 2016 compared to the first quarter of 2015,  primarily due to purchases required as a result of the expiration of MEA’s interim wholesale contract, which was somewhat offset by a higher average effective price. In the first quarter of 2016, Chugach purchased 49,271 megawatt hours (MWh) of energy at an average effective price of 6.88 cents per kWh. In the first quarter of 2015, Chugach purchased 124,856 MWh of energy at an average effective price of 4.75 cents per kWh.

Transmission expense decreased $0.2 million, or 11.9%, in the first quarter of 2016 compared to the first quarter of 2015, primarily due to a shift in labor from transmission to distribution maintenance.

While distribution expense did not materially change overall in the first quarter of 2016 compared to the first quarter of 2015, a shift in labor from transmission to distribution maintenance was offset by lower costs associated with overhead line clearing.

Consumer accounts and administrative, general and other expense did not materially change in the first quarter of 2016 compared to the first quarter of 2015.

Depreciation and amortization expense decreased $1.5 million, or 15.1%, in the first quarter of 2016 compared to the first quarter of 2015, primarily due to the retirement of IGT Unit 3 and Beluga Unit 8, as well as a change in depreciation rates associated with the use of Beluga's remaining units from base load to peaking units, coinciding with the expiration of MEA's interim wholesale contract.

Interest on long-term and other debt and interest charged to construction did not materially change in the first quarter of 2016 compared to the first quarter of 2015.

Non-operating margins did not materially change in the first quarter of 2016 compared to the first quarter of 2015.

Financial Condition

Assets

Total assets did not materially change from December 31, 2015 to March 31, 2016. Decreases at March 31, 2016, from December 31, 2015, in net utility plant, cash and cash equivalents, accounts receivable, and fuel stock, were somewhat offset by increases in special funds and prepayments over the same period. Net utility plant decreased $3.4 million, or 0.5%, primarily due to depreciation expense in excess of extension and replacement of plant. Cash and cash equivalents decreased $1.3 million, or 8.4%, and accounts receivable decreased $2.6 million, or 9.1%, primarily due to a decrease in energy sales from winter to spring. Fuel stock decreased $1.3 million, or 17.8%, due to the use of fuel from the fuel storage facility. Special funds increased $4.4 million, primarily due to the funds held in escrow for Chugach’s investment in the Beluga River Field, and prepayments increased $1.4 million, or 96.0%, due primarily to the prepayment of insurance.

Liabilities and Equity

Total liabilities, equities and margins did not materially change from December 31, 2015 to March 31, 2016. Decreases at March 31, 2016, from December 31, 2015, in long-term obligations, accrued interest, and fuel cost over-recovery were somewhat offset by increases in commercial paper and total equities and margins over the same period. Long-term obligations decreased $22.7 million, or 5.1%, primarily due to the principal payments on Chugach’s existing debt. Accrued interest decreased $5.1 million, or 85.5%, due to the semi-annual interest payment on the 2011 and 2012 Series A Bonds. Fuel cost over-recovery decreased $0.5 million, or 10.4%, due to the refund of the prior quarter’s over-recovery of fuel and purchased power costs. Commercial paper increased $23.0 million, or 115.0%, primarily due to the funds needed for principal payments associated with the 2011 and 2012 bonds and a portion of Chugach’s investment in the Beluga River Field. Total equities and margins increased $2.6 million, or 1.4%, primarily due to the margins generated in the three months ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Summary

Chugach ended the first quarter of 2016 with $14.3 million of cash and cash equivalents, down from $15.6 million at December 31, 2015. Chugach did not utilize its $50.0 million line of credit maintained with NRUCFC in the three months ended March 31, 2016, therefore, this line of credit had no outstanding balance and the available borrowing capacity under this line was $50.0 million at March 31, 2016. Chugach issued commercial paper in the three months ended March 31, 2016 and had $43.0 million of commercial paper outstanding at March 31, 2016, thus the available borrowing capacity under the Commercial Paper Program at March 31, 2016, was $57.0 million.

Cash equivalents consist of all highly liquid debt instruments, with a maturity of three months or less when purchased, and a concentration account with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes Chugach’s cash flows from operating, investing and financing activities for the three months ended March 31, 2016 and 2015.

	2016	2015
Total cash provided by (used in):

Operating activities	$8,850,273	$13,305,575
Investing activities	(11,453,675)	(3,813,582)
Financing activities	1,283,389	(12,625,140)

Decrease in cash and cash equivalents	$(1,320,013)	$(3,133,147)

Operating Activities

Cash provided by operating activities was $8.9 million for the three months ended March 31, 2016, compared with $13.3 million for the three months ended March 31, 2015.

The decrease in cash provided by operating activities in the first quarter of 2016 from the first quarter of 2015 was primarily due to the expiration of the MEA and GVEA contracts in 2015. These resulted in a decrease in assignable margins and accounts receivable, as well as decreases associated with natural gas primarily for operations and from the fuel storage facility, which was somewhat offset by the refund associated with the over-collection of fuel through the fuel and purchased power adjustment process.

Investing Activities

Cash used in investing activities was $11.5 million for the three months ended March 31, 2016, compared with $3.8 million for the three months ended March 31, 2015. The change in cash used in investing activities was primarily due to an increase in special funds caused by a portion of Chugach’s investment in the Beluga River Field held in escrow. An increase in cash used for the extension and replacement of plant also contributed to the increase primarily due to distribution substation projects.

Capital construction through March 31, 2016, was $7.3 million and is estimated to be $30.2 million for the full year. Once funding from other sources is collected, the total cash requirement is estimated to be $23.7 million for 2016. Capital improvement expenditures are expected to increase during the second quarter as the construction season begins.

Financing Activities

Cash provided by financing activities was $1.3 million for the three months ended March  31,  2016, compared to cash used of $12.6 million for the three months ended March 31, 2015. The change in cash used in financing activities was primarily due to the increase in proceeds from commercial paper, as a result of cash required to make the annual principal payments on Chugach’s 2011 and 2012 bonds and a portion of Chugach’s investment in the Beluga River Field.

Sources of Liquidity

Chugach satisfies its operational and capital cash requirements through internally generated funds, a $50.0 million line of credit from NRUCFC and a $100.0 million Commercial Paper Program. At March 31, 2016, there was no outstanding balance on the NRUCFC line of credit and $43.0 million of outstanding commercial paper. At March 31, 2016, the available borrowing capacity under Chugach’s line of credit with NRUCFC was $50.0 million and the available commercial paper capacity was $57.0 million.

Commercial paper can be repriced between one day and 270 days. The average commercial paper balance for the three months ended March 31, 2016, was $21.3 million with a corresponding weighted average interest rate of 0.60%. The maximum amount of outstanding commercial paper for the three months ended March 31, 2016, was $43.0 million.

The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding monthly weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate
January 2016	$16.1	0.61
February 2016	$16.9	0.60
March 2016	$30.5	0.60

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2011 CoBank Bond, which is governed by the Amended and Restated Master Loan Agreement dated January 19, 2011 and secured by the Indenture. At March 31, 2016, Chugach had the following bond outstanding with this facility:

	Principal Balance	Interest Rate at March 31, 2016	Maturity Date	Principal Payment Dates

2011 CoBank Bond	$23,651,493	2.78%	2022	2016-2022

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

Chugach management continues to expect that cash flows from operations and external funding sources, including additional commercial paper borrowings, will be sufficient to cover operational, financing and capital funding requirements in 2016 and thereafter.

CRITICAL ACCOUNTING POLICIES

As of March 31, 2016, there have been no significant changes in Chugach’s critical accounting policies as disclosed in Chugach’s 2015 Annual Report on Form 10-K. These policies include electric utility regulation and unbilled revenue.

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

Costs associated with environmental compliance are included in both the operating and capital budgets. Costs associated with environmental remediation obligations are accrued when probable and reasonably able to be estimated. It is not anticipated that expenditures associated with environmental matters will have a material effect on Chugach’s financial condition, results of operations or cash flows. Chugach cannot, however, predict the nature, extent or cost of new laws or regulations relating to environmental matters.

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

Interest Rate Risk

At March 31, 2016, short- and long- term debt was comprised of the 2011 and 2012 Series A Bonds, the CoBank Bond and outstanding commercial paper.

The interest rates of the 2011 Series A Bonds and the 2012 Series A Bonds are fixed and set forth in the table below with the carrying value and fair value (dollars in millions) at March 31, 2016.

	Maturing	Interest Rate	Carrying Value	Fair Value
2011 Series A, Tranche A	2031	4.20%	$67,500	$68,603
2011 Series A, Tranche B	2041	4.75%	154,167	164,961
2012 Series A, Tranche A	2032	4.01%	60,000	60,251
2012 Series A, Tranche B	2042	4.41%	95,000	98,853
2012 Series A, Tranche C	2042	4.78%	50,000	54,377
Total			$426,667	$447,045

Chugach is exposed to market risk from changes in interest rates associated with other credit facilities. Chugach’s credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the London Interbank Offered Rate (LIBOR) or the base rate or prime rate of lenders. At March 31, 2016, Chugach had $43.0 million of commercial paper outstanding and $23.7 million outstanding on its CoBank Bond. A 100 basis-point rise in interest rates would increase interest expense by approximately $0.7 million, and up to a 100 basis-point decline in interest rates would decrease interest expense by approximately $0.5 million, based on $66.7 million of variable rate debt outstanding at March 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Chugach’s internal controls over financial reporting identified in connection with the evaluation that occurred during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information required by this Item is contained in Note 9 to the “Notes to Financial Statements” within Part I of this Form 10-Q.

ITEM 1A.  RISK FACTORS

Regulatory

Chugach’s billing rates are approved by the RCA. Chugach filed its June 2014 General Rate Case on February 13, 2015, to reflect revenue and cost changes resulting from the April 30, 2015, expiration of the 2015 Interim Power Sales Agreement between MEA and Chugach. Chugach requested a system base rate increase of approximately $21.3 million on total base rate revenues. The RCA issued Order U-15-081(1) on April 30, 2015, suspending the filing and granting Chugach’s request for interim and refundable rate increases effective May 1, 2015. On May 2, 2016, the RCA issued Order U-15-081(8) accepting the stipulation between Chugach and the AG. The order required Chugach to submit by June 1, 2016 updated revenue requirement and cost of service results reflecting the adjustments contained in the stipulation, as well as updated tariff sheets and a refund plan. See “Item 1 FINANCIAL STATEMENTS – Note 4 – Regulatory Matters – June 2014 Test Year General Rate Case.”

Fuel Supply

On April 21, 2016, the RCA approved the acquisition of the Beluga River Unit effective January 1, 2016, as discussed in “Item 1 – FINANCIAL STATEMENTS – Note 4 – Regulatory Matters – Beluga River Unit and Note 9 – Commitments and Contingencies – Commitments – Beluga River Unit.” The acquisition complements existing gas supplies and is expected to provide greater fuel diversity at an effective annual cost that is $2 million to $3 million less than alternative sources of gas in the Cook Inlet region. Approximately 80% of Chugach’s current generation requirements are met from natural gas, 16% are met from hydroelectric, and 4% are met from wind.

The acquisition is expected to provide gas to meet Chugach’s on-going generation requirements over an approximate 18-year period, or from 2016 to 2033. Gas associated with the acquisition is expected to provide about 15% of Chugach’s gas requirements through 2033, although actual gas quantities produced are expected to vary on a year-by-year basis.

For information regarding additional risk factors, refer to Item 1A of Chugach’s Annual Report on Form 10-K for the year ended December 31, 2015. Except as noted above, these risk factors have not materially changed as of March 31, 2016.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Employment Agreement between the Registrant and Lee D. Thibert dated effective May 1, 2016

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Bradley W. Evans
Bradley W. Evans
Chief Executive Officer

By:	/s/ Sherri L. Highers
Sherri L. Highers
Chief Financial Officer

Date:	May 13, 2016

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description
10.78	Employment Agreement between the Registrant and Lee D. Thibert dated effective May 1, 2016
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document