Form 10-Q
period 2016-06-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2016-08-12
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the unaudited financial statements of Chugach as of and for the quarter ended June 30, 2016, follow.

Chugach Electric Association, Inc.

Balance Sheets

(Unaudited)

Assets	June 30, 2016	December 31, 2015

Utility Plant:
Electric plant in service	$1,179,383,291	$1,128,474,292
Construction work in progress	21,291,288	15,601,374
Total utility plant	1,200,674,579	1,144,075,666
Less accumulated depreciation	(483,305,605)	(469,199,226)
Net utility plant	717,368,974	674,876,440

Other property and investments, at cost:
Nonutility property	76,889	76,889
Investments in associated organizations	9,316,839	9,635,519
Special funds	830,234	763,913
Restricted cash equivalents	1,796,365	1,705,760
Total other property and investments	12,020,327	12,182,081

Current assets:
Cash and cash equivalents	14,716,696	15,626,919
Special deposits	74,416	74,416
Restricted cash equivalents	1,052,960	1,143,467
Accounts receivable, net	25,133,242	28,232,930
Materials and supplies	27,414,881	27,611,184
Fuel stock	7,378,360	7,063,541
Prepayments	2,751,222	1,466,301
Other current assets	155,851	225,079
Total current assets	78,677,628	81,443,837

Deferred charges, net	18,021,094	16,811,756

Total assets	$826,088,023	$785,314,114

Chugach Electric Association, Inc.

Balance Sheets (continued)

(Unaudited)

Liabilities, Equities and Margins	June 30, 2016	December 31, 2015

Equities and margins:
Memberships	$1,675,014	$1,661,744
Patronage capital	167,964,097	167,447,781
Other	12,586,665	12,527,856
Total equities and margins	182,225,776	181,637,381

Long-term obligations, excluding current installments:
Bonds payable	405,249,998	426,666,665
Notes payable	41,952,000	22,241,852
Less unamortized debt issuance costs	(2,801,913)	(2,680,897)
Total long-term obligations	444,400,085	446,227,620

Current liabilities:
Current installments of long-term obligations	47,306,519	24,115,980
Commercial paper	34,000,000	20,000,000
Accounts payable	10,429,741	9,701,088
Consumer deposits	4,895,477	5,000,684
Fuel cost over-recovery	3,971,610	5,135,745
Accrued interest	5,640,097	5,915,580
Salaries, wages and benefits	7,667,014	7,259,806
Fuel	5,321,216	4,942,310
Other current liabilities	8,045,329	8,076,903
Total current liabilities	127,277,003	90,148,096

Other non-current liabilities:
Deferred compensation	830,234	763,913
Other liabilities, non-current	1,757,959	1,555,329
Deferred liabilities	1,317,135	1,802,389
Patronage capital payable	11,108,071	11,108,071
Cost of removal obligation	57,171,760	52,071,315
Total other non-current liabilities	72,185,159	67,301,017

Total liabilities, equities and margins	$826,088,023	$785,314,114

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Operating revenues	$44,622,517	$47,697,820	$94,872,652	$122,670,937

Operating expenses:
Fuel	11,946,563	13,185,841	25,835,500	43,017,838
Production	4,044,758	4,089,615	7,893,027	8,657,297
Purchased power	4,241,600	4,729,596	8,190,828	11,336,198
Transmission	1,338,879	1,489,944	2,715,746	3,053,626
Distribution	3,414,636	3,591,277	6,760,579	6,841,841
Consumer accounts	1,562,887	1,586,015	3,195,100	3,127,606
Administrative, general and other	6,228,353	6,049,377	12,058,320	12,144,723
Depreciation and amortization	8,695,032	8,768,893	17,182,680	18,762,705
Total operating expenses	$41,472,708	$43,490,558	$83,831,780	$106,941,834

Interest expense:
Long-term debt and other	5,352,456	5,503,640	10,836,220	11,212,552
Charged to construction	(105,051)	(122,473)	(203,604)	(242,012)
Interest expense, net	$5,247,405	$5,381,167	$10,632,616	$10,970,540
Net operating margins	$(2,097,596)	$(1,173,905)	$408,256	$4,758,563

Nonoperating margins:
Interest income	83,221	78,740	164,337	146,837
Allowance for funds used during construction	43,449	46,070	84,211	91,035
Capital credits, patronage dividends and other	1,200	1,200	2,400	2,400
Total nonoperating margins	$127,870	$126,010	$250,948	$240,272

Assignable margins	$(1,969,726)	$(1,047,895)	$659,204	$4,998,835

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Assignable margins	$659,204	$4,998,835
Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation and amortization	17,182,680	18,762,705
Amortization and depreciation cleared to operating expenses	2,584,237	2,243,869
Allowance for funds used during construction	(84,211)	(91,035)
Write off of inventory, deferred charges and projects	460,364	160,325
Other	(104,275)	2,280
(Increase) decrease in assets:
Accounts receivable, net	2,964,271	12,013,381
Materials and supplies	30,011	(2,349,758)
Fuel stock	(314,819)	5,595,105
Prepayments	(1,284,921)	(624,366)
Other assets	69,228	80,404
Deferred charges	(2,197,850)	(61,793)
Increase (decrease) in liabilities:
Accounts payable	1,386,823	(1,689,849)
Consumer deposits	(105,207)	(107,559)
Fuel cost over-recovery	(1,164,135)	6,572,139
Accrued interest	(275,483)	(279,800)
Salaries, wages and benefits	407,208	648,747
Fuel	378,906	(6,029,560)
Other current liabilities	88,223	(639,723)
Deferred liabilities	6,238	(68,741)
Net cash provided by operating activities	20,686,492	39,135,606
Cash flows from investing activities:
Return of capital from investment in associated organizations	318,680	352,420
Investment in restricted cash equivalents	(98)	0
Investment in Beluga River Unit	(44,183,293)	0
Proceeds from capital grants	377,796	1,097,228
Extension and replacement of plant	(15,241,226)	(10,320,118)
Net cash used in investing activities	(58,728,141)	(8,870,470)
Cash flows from financing activities:
Payments for debt issue costs	(235,504)	0
Net increase (decrease) in short-term obligations	14,000,000	(11,000,000)
Proceeds from long-term obligations	45,600,000	0
Repayments of long-term obligations	(24,115,980)	(23,889,777)
Memberships and donations received	72,079	661
Retirement of patronage capital and estate payments	(142,888)	(85,569)
Net receipts on consumer advances for construction	1,953,719	1,970,102
Net cash provided by (used in) financing activities	37,131,426	(33,004,583)
Net change in cash and cash equivalents	(910,223)	(2,739,447)
Cash and cash equivalents at beginning of period	$15,626,919	$16,364,962
Cash and cash equivalents at end of period	$14,716,696	$13,625,515
Supplemental disclosure of non-cash investing and financing activities:
Cost of removal obligation	$5,100,445	$(74,064)
Extension and replacement of plant included in accounts payable	$1,782,961	$2,930,051
Supplemental disclosure of cash flow information - interest expense paid, net of amounts capitalized	$10,150,305	$10,635,938

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2016 and 2015

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

Chugach has three Collective Bargaining Agreements (CBA’s) with the International Brotherhood of Electrical Workers (IBEW), representing approximately 70% of its workforce. Chugach also has an agreement with the Hotel Employees and Restaurant Employees (HERE). All three IBEW CBA’s have been renewed through June 30, 2017. The three CBA’s provide for wage increases in all years and include health and welfare premium cost sharing provisions. The HERE contract was renewed through June 30, 2016. This contract will remain in effect until negotiations conclude, which are currently scheduled for the fourth quarter of 2016.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2016 and 2015

3.	SIGNIFICANT ACCOUNTING POLICIES

a. Management Estimates

In preparing the financial statements in conformity with U.S. GAAP, the management of Chugach is required to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the reporting period. Estimates include allowance for doubtful accounts, workers’ compensation liability, deferred charges and credits, unbilled revenue, estimated useful life of utility plant, cost of removal and asset retirement obligation (ARO), purchase price allocation for Beluga River Unit (BRU), and remaining proved BRU reserves. Actual results could differ from those estimates.

b. Full Cost Method

Pursuant to Accounting Standards Codification (ASC) 932-360-25, “Extractive Activities-Oil and Gas – Property, Plant and Equipment – Recognition”, Chugach has elected the Full Cost method, rather than the Successful Efforts method, to account for exploration and development costs of gas reserves. This is the first time Chugach has invested in oil or gas activities, so there is no prior policy of using the Successful Efforts method.

c. Depreciation, Depletion and Amortization (DD&A)

Chugach records DD&A expense on the BRU assets based on units of production using the following formula: ten percent of the total production from the BRU as provided by the operator divided by ten percent of the estimated remaining proved reserves (in Mcf) in the field multiplied by Chugach’s total assets in the BRU.

d. Asset Retirement Obligation (ARO)

Chugach calculated and recorded an Asset Retirement Obligation associated with the BRU. Chugach uses its BRU financing rate as its credit adjusted risk free rate and the expected cash flow approach to calculate the fair value of the ARO liability. The ARO asset is depreciated using the DD&A formula outlined above. The ARO liability is accreted using the interest method of allocation.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2016 and 2015

e. Regulation

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

f. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the six month periods ended June 30, 2016 and 2015 was in compliance with that provision.

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

g. Restricted Cash Equivalents

Restricted cash equivalents include funds on deposit for future workers’ compensation claims, which amounted to $2.8 million at June 30, 2016, and December 31, 2015.

h. Accounts Receivable

Included in accounts receivable are invoiced amounts to ML&P for their proportionate share of current Southcentral Power Project (SPP) costs, which amounted to $1.1 million at June 30, 2016, and December 31, 2015. In addition, accounts receivable includes invoiced amounts for grants to support the construction of facilities to divert water and safely transmit electricity, which amounted to $0.2 million at December 31, 2015. At June 30, 2016, accounts receivable also includes $0.3 million from BRU operations primarily associated with gas sales to ENSTAR.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2016 and 2015

i. Fuel Stock

Fuel Stock is the weighted average cost of fuel injected into the Cook Inlet Natural Gas Storage Alaska (CINGSA). Chugach’s fuel balance in storage amounted to $7.4 million and $7.1 million at June 30, 2016, and December 31, 2015, respectively.

h. Corrections

For the period ended June 30, 2016, Chugach recorded the following correction for the period ended June 30, 2015:

A correction representing the cash received from customers for the undergrounding ordinance, included in net receipts on consumer advances for construction, previously reported as other current liabilities. The impact of this correction was a decrease in cash provided by operating activities and cash used in financing activities of $1.7 million for the six months ended June 30, 2015.

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

In December 2015, MEA notified Chugach that it would not be extending the Dispatch Services Agreement for the dispatch of electric service. Subsequently, Chugach and MEA entered into an agreement entitled, “Gas Dispatch Agreement” in which Chugach provides gas scheduling and dispatch services to MEA. The term of the agreement is April 1, 2016, through March 31, 2017. On April 18, 2016, Chugach requested RCA approval of the special contract. The RCA issued a letter order on June 8, 2016, approving the filing. This agreement was extended through March 31, 2018, in a letter agreement dated July 29, 2016, with a provision to extend the agreement through March 31, 2019, to be exercised on or before August 1, 2017.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2016 and 2015

Extension of Contract Term: 2006 Agreement for the Sale and Purchase Agreement between Chugach and the City of Seward

On June 2, 2016, Chugach submitted an updated listing of its special contracts to reflect the extension of the expiration date of the “2006 Agreement for the Sale and Purchase of Electric Power and Energy between Chugach Electric Association, Inc. and the City of Seward” (2006 Agreement) from December 31, 2016, to December 31, 2021.

The 2006 Agreement contains an evergreen clause providing for an automatic five-year extension unless written notice is provided at least one year prior to the expiration date. Neither Chugach nor Seward provided written notice to terminate as both utilities desired to extend the term of the agreement. On July 18, 2016, the RCA approved the filing.

June 2014 Test Year General Rate Case

Chugach’s June 2014 Test Year General Rate Case was submitted to the RCA on February 13, 2015. Chugach requested a system base rate increase of approximately $21.3 million, or 20%, on total base rate revenues for rates effective in April 2015. The filing also included updates to firm and non-firm transmission wheeling rates and attendant ancillary services in support of third-party transactions on the Chugach transmission system. The primary driver of the rate changes was the reduction and shift in fixed-cost responsibility resulting from the expiration of the Interim Power Sales Agreement between Chugach and MEA on April 30, 2015.

Chugach submitted proposed adjustments to its fuel and purchased power rates under a separate tariff advice letter to become effective at the same time which allowed interim base rate increases to be synchronized with reductions in fuel costs resulting from system heat rate improvements and a greater share of hydroelectric generation used to meet the load requirements of the remaining customers on the system. In combination with Chugach’s fuel and purchased power rate adjustment filing for rates effective in April 2015, the effective increase to retail customer bills was approximately between two and five percent.

The RCA issued Order U-15-081(1) on April 30, 2015, suspending the filing and granting Chugach’s request for interim and refundable rate increases effective May 1, 2015. A scheduling conference was held on May 27, 2015. On June 4, 2015, the RCA issued Order U-15-081(2), granting approval for intervention by Homer Electric Association (HEA), MEA and GVEA. The RCA had indicated that a final order in the case would be issued by May 8, 2016. Intervenor responsive testimony was filed by the Attorney General (AG) and MEA on October 28, 2015. The AG’s testimony focused on revenue requirement matters and MEA’s testimony focused on transmission cost allocation issues. Chugach’s responsive testimony was filed on December 15, 2015.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2016 and 2015

In January 2016, Chugach and the Attorney General (AG) for the State of Alaska entered into settlement discussions to resolve revenue requirement matters in the case, which resulted in settlement of all outstanding matters related to the determination of Chugach’s system revenue requirement for both the interim and permanent rate periods. As a result, Chugach agreed to reduce its revenue requirement by 0.5%. In addition, the stipulation provided for a permanent increase in Chugach’s system Times Interest Earned Ratio (TIER) from 1.30 to 1.35, which represents an approximate margin increase of $1.0 million per year. The stipulation was filed with the RCA on January 21, 2016.

The adjudicatory hearing was held from January 25 through January 28, 2016, to address transmission-related matters identified by MEA. Because of the settlement, no revenue requirement matters were addressed during the hearing.

On May 2, 2016, the RCA issued Order U-15-081(8) accepting the stipulation between Chugach and the AG. On May 20, 2016, Chugach submitted updated revenue requirement, cost of service and tariffs reflecting the results of the stipulation, with proposed final rates effective July 5, 2016. On June 17, 2016, the RCA issued Order U-15-081(10) approving final permanent rates effective for Chugach retail customers and the City of Seward (Seward). Refunds totaling $0.75 million are expected to be issued to Chugach retail customers in August 2016. The refund applies to purchases from May 2015 through July 2016. Chugach issued a refund to Seward totaling approximately $28,000 on July 8, 2016.

On June 27, 2016, the RCA issued Order U-15-08(11) resolving the outstanding issues related to transmission and ancillary services. The RCA ruled in Chugach’s favor, affirming continued use of a postage stamp rate methodology for wheeling transactions on the Chugach system and denied MEA’s request for a separate rate for wheeling transactions that MEA claimed it only used a small portion of Chugach’s transmission system. The order was consistent with previous orders on transmission and ancillary services that were issued by the RCA in Chugach’s 2012 and 2013 General Rate Case filings. On July 15, 2016, Chugach submitted updated tariff sheets and supporting exhibits for the calculation of transmission and ancillary service rates.

Simplified Rate Filing

On June 30, 2016, the Chugach Board of Directors voted to re-enter the Simplified Rate Filing (SRF) process for adjustments to base demand and energy rates. SRF is an expedited base rate adjustment process available to electric cooperatives in the State of Alaska. On July 1, 2016, Chugach requested approval to implement the SRF process for energy and demand rate changes, and requested approval for a 4.2% system demand and energy rate increase, or approximately $4.8 million on an annual basis. On a total retail customer bill basis, which includes fuel and purchased power costs, the impact is approximately 2.5%. Chugach requested the proposed rate increase become effective August 15, 2016. Under SRF, the RCA is required to respond within 45 days or approximately August 15, 2016. Chugach plans to adjust rates through the SRF process on a quarterly basis going forward.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2016 and 2015

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

The RCA issued a final order in the case on December 4, 2015, ruling significantly in favor of the intervenors in the case. The RCA granted approval for CINGSA to sell 2 Bcf with 87% of the proceeds allocated to CINGSA’s Firm Storage Service (FSS) customers and 13% to CINGSA. The RCA also required CINGSA to file a reservoir engineering study by June 30, 2016, and required CINGSA to file notice of all gas sales within 30 days of any sales, including the transaction price, purchaser, quantities, and the terms and conditions of the sale. The RCA also required that all proceeds to the FSS customers be treated as a reduction in fuel costs that are paid by CINGSA’s customers. On June 30, 2016, CINGSA filed a reservoir engineering study with the RCA by Order U-15-016(14).

On January 4, 2016, CINGSA filed an appeal in Superior Court to Order U-15-016(14), stating the RCA violated CINGSA’s right to due process of law, errored, and/or acted unreasonably, unfairly, arbitrarily, capriciously, or contrary to applicable law. CINGSA believes additional proceeds resulting from the sale of found native gas should remain with CINGSA. Chugach filed an entry of appearance in the case on January 14, 2016. CINGSA filed its brief on June 6, 2016. Chugach expects to file its reply brief during the third quarter of 2016.

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

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2016 and 2015

As discussed in “Note 9 –Beluga River Unit,” Chugach entered into an agreement entitled, “Purchase and Sale Agreement between ConocoPhillips Alaska, Inc. and Municipality of Anchorage d/b/a Municipal Light & Power and Chugach Electric Association, Inc.” (Purchase and Sale Agreement) on February 4, 2016. The Purchase and Sale Agreement transfers COP’s interest in the BRU to Chugach and ML&P. The acquisition and attendant recovery of costs in electric rates was subject to RCA approval.

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

Separate filings detailing the specific rate recovery process were filed in the second quarter of 2016. The RCA approved the initial gas transfer price of $5.88 per Mcf. Under the recovery structure proposed by Chugach, costs associated with the BRU, including acquisition and on-going operations, maintenance and capital investment, will be recovered on a dollar-for-dollar basis through Chugach’s quarterly fuel adjustment process. Chugach recovers its fuel and purchased power costs as a direct pass-through from its retail and wholesale customers with minimal lag between cost incurrence and recovery. A decision is expected in the third quarter of 2016.

On June 29, 2016, Chugach filed a petition with the RCA for approval to create a regulatory asset for the deferral of expenses (financial/economic, engineering and legal services) associated with Chugach’s acquisition of the BRU. Chugach also requested approval to recover the deferred costs in the gas transfer price. A decision is expected by year-end.

5.	DEBT

Lines of Credit

Chugach maintains a $50.0 million line of credit with National Rural Utilities Cooperative Finance Corporation (NRUCFC). Chugach did not utilize this line of credit in the six months ended June 30, 2016. In addition, Chugach did not utilize this line of credit during 2015 and had no outstanding balance at December 31, 2015. The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC. The borrowing rate was 2.50 and 2.90 percent at June 30, 2016, and December 31, 2015. The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. The NRUCFC line of credit expires October 12, 2017. This line of credit is immediately available for unconditional borrowing.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2016 and 2015

Commercial Paper

Chugach maintained a $100.0 million Amended Unsecured Credit Agreement, which was used to back Chugach’s commercial paper program. The pricing included an all-in drawn spread of one month London Interbank Offered Rate (LIBOR) plus 107.5 basis points, along with a 17.5 basis points facility fee (based on an A- unsecured debt rating). The Amended Unsecured Credit Agreement was due to expire on November 17, 2016. The participating banks included NRUCFC, KeyBank National Association, Bank of America, N.A., Bank of Montreal, CoBank and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch.

On June 13, 2016,  Chugach entered into a  $150.0 million senior unsecured credit facility, the Credit Agreement, which is used to back Chugach’s commercial paper program. The pricing includes an all-in drawn spread of one month LIBOR plus 90.0 basis points, along with a 10.0 basis points facility fee (based on an A/A2/A unsecured debt rating). The new Credit Agreement will expire on June 13, 2021. The participating banks include NRUCFC, KeyBank National Association, Bank of America, N.A., and CoBank, ACB. The commercial paper can be repriced between one day and 270 days.

Chugach expects to continue issuing commercial paper in 2016, as needed. Chugach had $34.0 million and $20.0 million of commercial paper outstanding at June 30, 2016, and December 31, 2015, respectively.

The following table provides information regarding average commercial paper balances outstanding for the quarters ended June 30, 2016, and 2015 (dollars in millions), as well as corresponding weighted average interest rates:

2016		2015
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$69.8	0.61%	$17.3	0.29%

Term Loans

Chugach had a term loan facility with CoBank,  evidenced by the 2011 CoBank Note, which was governed by the Amended and Restated Master Loan Agreement dated January 19, 2011,  and secured by the Second Amended and Restated Indenture (Indenture). Chugach had  $22.2 million and $24.9 million outstanding on this facility at June 30, 2016, and December 31, 2015, respectively.

On June 30, 2016, Chugach entered into another term loan facility with CoBank, evidenced by the 2016 CoBank Note, which is governed by the Second Amended and Restated Master Loan Agreement dated June 30, 2016, and secured by the Indenture. Chugach had $45.6 million outstanding on this facility at June 30, 2016.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2016 and 2015

On July 13, 2016, Chugach used commercial paper to pay off the $22.2 million balance on the 2011 CoBank Note.

Debt Issuance Costs

The following table outlines debt issuance costs associated with long-term obligations, excluding current installments, at June 30, 2016.

	Long-term Obligations	Unamortized Debt Issuance Costs
2011 Series A Bonds	$210,999,998	$1,414,754
2012 Series A Bonds	194,250,000	1,151,655
2016 CoBank Note	41,952,000	235,504
	$447,201,998	$2,801,913

The following table outlines debt issuance costs associated with long-term obligations, excluding current installments, at December 31, 2015.

	Long-term Obligations	Unamortized Debt Issuance Costs
2011 Series A Bonds	$221,666,665	$1,482,791
2012 Series A Bonds	205,000,000	1,198,106
2011 CoBank Note	22,241,852	0
	$448,908,517	$2,680,897

6.	RECENT ACCOUNTING PRONOUNCEMENTS

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

June 30, 2016 and 2015

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

Adoption of the above guidance was applied retrospectively and reduced deferred charges and long-term debt by the unamortized debt issuance costs of $2.8 million and $2.7 million at June 30, 2016, and December 31, 2015, respectively.

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

ASC Update 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”

In March 2016, the FASB issued ASC Update 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASC Update 2016-08 clarifies the implementation guidance in Topic 606 on principal versus agent considerations. This update affects the guidance in ASC Update 2014-09 and follows the same effective date and transition requirements. Chugach has not yet selected a transition method and is evaluating the effect on its results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2016 and 2015

ASC Update 2016-10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”

In April 2016, the FASB issued ASC Update 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASC Update 2016-10 clarifies the guidance in Topic 606 on identifying the performance obligations and licensing implementation. This Update affects the guidance in ASC 2014-09 and follows the same effective date and transition requirements. Chugach has not yet selected a transition method and is evaluating the effect on its results of operations, financial position, and cash flows.

ASC Update 2016-11 “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Update 2014-09 and 2014-06 Pursuant to Staff Announcements at the March 3, 2016, EITF Meeting (SEC Update)”

In May 2016, the FASB issued ASC Update 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Update 2014-09 and 2014-06 Pursuant to Staff Announcements at the March 3, 2016, EITF Meeting (SEC Update).” ASC 2016-11 rescinds and supersedes SEC guidance previously governing revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, consideration given by a vendor to a customer, and gas-balancing arrangements. This update affects the guidance in ASC Update 2014-09 and 2014-06 and follows the same effective date and transition requirements. Chugach has not yet selected a transition method and is still evaluating the effect on its results of operations, financial position, and cash flows.

ASC Update 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”

In May 2016, the FASB issued ASC Update 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” ASC 2016-12 clarifies the collectability criterion in the assessment of contracts with customers, the presentation of sales taxes and other similar taxes collected from customers, the measurement date to be used on noncash consideration included in contracts with customers, and contract modifications at transition. This Update affects the guidance in ASC Update 2014-09 and follows the same effective date and transition requirements. Chugach has not yet selected a transition method and is still evaluating the effect on its results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2016 and 2015

ASC Update 2016-01 “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”

In January 2016, the FASB issued ASC Update 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASC Update 2016-01 amends guidance related to certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. This update is effective for fiscal years beginning after December 15, 2018, and interim periods beginning after December 15, 2019, with early adoption not permitted with certain exceptions. Chugach will begin application of ASC 2016-01 with the annual report for the year ended December 31, 2019. Adoption is not expected to have a material effect on its results of operations, financial position, and cash flows.

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

ASC Update 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”

In June 2016, the FASB issued ASC Update 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASC Update 2016-13 revised the criteria for the measurement, recognition, and reporting of credit losses on financial instruments to be recognized when expected. This update is effective for fiscal years beginning after December 15, 2019, including the interim periods within those years, with early adoption permitted for fiscal years beginning after December 15, 2018, including interim periods within those years.  Chugach will begin application of ASC 2016-13 on January 1, 2020. Adoption is not expected to have a material effect on its results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2016 and 2015

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

Chugach had no Level 1 or Level 2 assets or liabilities measured at fair value on a recurring basis. Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The fair value of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying value due to their short-term nature.

Fair Value of BRU

Upon acquisition, a fair value analysis was performed on the BRU assets and the ARO assumed as part of the acquisition. The fair value estimate used the discounted cash flow method assuming an estimated useful life of 18 years with 27 Bcf of proven developed producing reserves and using Chugach’s BRU financing rate as the credit adjusted risk free rate. The fair value of the BRU assets acquired and the ARO assumed was recorded on the acquisition date.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2016 and 2015

Fair Value of Financial Instruments

The estimated fair values (in thousands) of long-term obligations included in the financial statements at June 30, 2016, are as follows:

	Measurement	Carrying Value	Fair Value
2011 CoBank Note	Level 2	$22,242	$22,242
2011 Series A Bonds	Level 2	221,667	241,702
2012 Series A Bonds	Level 2	205,000	220,235
2016 CoBank Note	Level 2	45,600	44,973
Long-term obligations (including current installments)		$494,509	$529,152

8.	ENVIRONMENTAL MATTERS

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

June 30, 2016 and 2015

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

On February 4, 2016, Chugach entered into an agreement entitled, “Purchase and Sale Agreement between ConocoPhillips Alaska, Inc. and Municipality of Anchorage d/b/a Municipal Light & Power and Chugach Electric Association, Inc.” The Purchase and Sale Agreement transfers COP’s working interest in the BRU to Chugach and ML&P. The total purchase price was $152 million, with Chugach’s portion totaling $44.2 million. Chugach’s interest in the BRU is to reduce the cost of electric service to its retail and wholesale members by securing an additional long-term supply of natural gas to meet on-going generation requirements. The acquisition complements existing gas supplies and is expected to provide greater fuel diversity at an effective annual cost that is $2 million to $3 million less than alternative sources of gas in the Cook Inlet region.

Under the joint bid arrangement, Chugach’s ownership of COP’s working interest is 30% and ML&P’s ownership is 70%. The ownership shares include the attendant rights and privileges of all gas and oil resources, including 15,500 lease acres (8,200 in Unit / Participating Area and 7,300 held by Unit), Sterling and Beluga producing zones, and COP’s 67% working interest in deep oil resources. On April 21, 2016, the acquisition was approved by the RCA (see “Note 5 – Regulatory Matters – Beluga River Unit”) and the transaction closed on April 22, 2016.

Chugach had a firm gas supply contract with COP, as previously discussed under “Note 10 – Commitments and Contingencies – Commitments - Fuel Supply Contracts”. In addition to Chugach, COP had contractual gas sales obligations to ENSTAR through 2017. These contracts were assumed by ML&P and Chugach on the basis of ownership share.

The BRU is located on the western side of Cook Inlet, approximately 35 miles from Anchorage, and is an established natural gas field that was originally discovered in 1962. The BRU was jointly owned (one-third) by COP, Hilcorp, and ML&P. Following the acquisition, ML&P’s ownership of the BRU increased to approximately 56.7%, Hilcorp’s ownership remained unchanged at 33.3%, and Chugach’s ownership is 10.0%.

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2016 and 2015

Chugach’s interest in the BRU is insignificant to the BRU as a whole and compared to Chugach’s operations prior to the acquisition. As such, Chugach has not provided supplemental pro forma financial information. Since the BRU activities are limited to the extraction of natural gas, Chugach is following the guidance provided in ASC 932-810-45-1 (Extractive Activities-Oil and Gas – Consolidation – Other Presentation Matters) and will record its pro rata share of the assets, liabilities, revenues and expenses of the BRU.

Chugach recorded the acquisition at fair value. The allocation of the purchase price is considered preliminary, pending receipt of the final valuation report which is expected during 2016. The table below outlines the acquisition allocation recorded at June 30, 2016.

Amount
Utility Plant:
Proved Developed Reserves	$33,983,293
Proved Undeveloped Reserves	10,200,000
Asset Retirement Obligation	3,523,409
Utility plant	47,706,702
Cost of removal obligation	(3,523,409)
Cash Consideration	$44,183,293

Acquisition costs are recorded as deferred charges on Chugach’s balance sheet because Chugach believes it is probable the RCA will allow them to be collected through rates, and totaled $1.4 million at June 30, 2016. These charges are amortized over the estimated life of the BRU and recognized as depreciation and amortization on Chugach’s statement of operations.

Each of the BRU participants has a right to take their interest of the gas produced. Parties that take less than their interest of the field’s output may either accept a cash settlement for their underlift or take their underlifted gas in future years. As part of the BRU acquisition, Chugach acquired 30% of COP’s underlift, which was 69,099 Mcf at acquisition and 68,354 Mcf at June 30, 2016. Chugach has opted to take the cumulative underlift in gas in the future and will record the gas as fuel expense on the statement of operations when received.

The revenue generated by Chugach’s interest in the BRU operations is primarily associated with the gas sold to ENSTAR, pursuant to the aforementioned contract due to expire December 31, 2017.  Chugach recognized revenue from the BRU in the amount of $0.8 million through June 30, 2016.

Chugach records depreciation, depletion and amortization on BRU assets based on units of production. As of June 30, 2016, Chugach lifted 0.9 Bcf resulting in approximately 26.1 Bcf remaining in Chugach’s proven developed reserves. Prior to the acquisition, COP was the contracted operator of the BRU. Following the acquisition, Hilcorp temporarily assumed operations under an agreement similar to that previously held by COP. A final operator agreement is expected during the fourth quarter of 2016. In addition to the operator fees to Hilcorp, other BRU expenses include royalty expense, interest on long-term debt, and estimated property tax. All expenses other than depreciation, depletion and amortization and interest on long-term debt are included as fuel expense

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2016 and 2015

on Chugach’s statement of operations. Chugach has applied and qualified for a small producer tax credit, provided by the State of Alaska, resulting in an estimate of no liability for production taxes. The revenue in excess of expenses less the allowed TIER from BRU operations is adjusted through Chugach’s fuel and purchased power adjustment process.

10.    COMMITMENTS AND CONTINGENCIES

Contingencies

Chugach is a participant in various legal actions, rate disputes, personnel matters and claims both for and against Chugach’s interests. Management believes the outcome of any such matters will not materially impact Chugach’s financial condition, results of operations or liquidity. Chugach establishes reserves when a particular contingency is probable and calculable. Chugach has not accrued for any contingency at June 30, 2016, as it does not consider any contingency to be probable nor calculable. Chugach faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated.

Concentrations

Approximately 70 percent of Chugach’s employees are members of the IBEW. Chugach has three CBA’s with the IBEW. Chugach also has an agreement with the HERE. All three IBEW CBA’s have been renewed through June 30, 2017. The HERE contract was renewed through June 30, 2016.  This contract will remain in effect until negotiations conclude, which are currently scheduled for the fourth quarter of 2016.

Chugach was the principal supplier of power under an Interim Power Sales Agreement with MEA. Including the fuel component, this contract represented $26.2 million of sales revenue through its expiration on April 30, 2015.

Commitments

Fuel Supply Contracts

Chugach has fuel supply contracts with various producers at market terms. A gas supply contract between Chugach and ConocoPhillips Alaska, Inc. and ConocoPhillips, Inc. (collectively “ConocoPhillips”), was approved by the RCA effective August 21, 2009. This contract began providing gas in 2010 and will terminate December 31, 2016. The total amount of gas under this contract is estimated to be 62 Bcf. This contract was assumed by Chugach and ML&P as part of the BRU acquisition, on the basis of ownership share. As such, Chugach pays ML&P for 70% of gas purchased under this contract. Chugach entered into a gas contract with Hilcorp effective January 1, 2015, to provide gas through March 31, 2018. On September 15, 2014, the RCA approved an amendment to the Hilcorp gas purchase agreement extending gas delivery and subsequently filling 100 percent of Chugach’s needs through March 31, 2019. On September 8, 2015, the RCA approved another amendment to the Hilcorp gas purchase agreement extending the term of the agreement, thus filling up to 100 percent of Chugach’s needs through March 31,

Chugach Electric Association, Inc.

Notes to Financial Statements

June 30, 2016 and 2015

2023.  The total amount of gas under this contract is estimated to be 60 Bcf. All of the production is expected to come from Cook Inlet, Alaska. The terms of the ML&P (previously under ConocoPhillips) and Hilcorp agreements require Chugach to manage the natural gas transportation over the connecting pipeline systems. Chugach has gas transportation agreements with ENSTAR Natural Gas Company (ENSTAR) and Hilcorp.

Patronage Capital

In 2007, Chugach entered into an agreement with HEA to return all of its patronage capital within five years after expiration of its power sales agreement, which was December 31, 2013. This patronage capital retirement was related to a settlement agreement associated with the 2005 Test Year General Rate Case (Docket U-06-134) and accepted by the RCA on August 7, 2007. HEA’s patronage capital was $7.9 million at June 30, 2016, and December 31, 2015, and is classified as patronage capital payable on Chugach’s balance sheet.

In an agreement reached in May 2014 with MEA, capital credits retired to MEA are classified as patronage capital payable on Chugach’s balance sheet. MEA’s patronage capital payable was $3.2 million at June 30, 2016, and December 31, 2015.

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

Chugach directly serves retail customers in the Anchorage and upper Kenai Peninsula areas and supplies much of the power requirements of the City of Seward, as a wholesale customer. Chugach also supplied power to Matanuska Electric Association, Inc. (MEA) through April 30, 2015, as a wholesale customer. Periodically, Chugach sells available generation in excess of its own needs to MEA, Golden Valley Electric Association, Inc. (GVEA) and to Anchorage Municipal Light & Power (ML&P).

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

Chugach has been preparing for the expiration of its second wholesale power contract for some time and has taken steps to reduce costs in order to mitigate the rate impacts to its remaining customers. Despite the loss of two large wholesale power contracts, the combination of which accounted for approximately 50% of energy sales and 40% of sales revenue, the net system rate increase for Chugach’s remaining customers was approximately 20% over the three-year transition period. Chugach’s 10-year financial forecast indicates it can sustain operations and meet financial covenants without these wholesale contracts. In addition, because Chugach’s rates are established by the RCA, Chugach expects to maintain its ability to recover Chugach’s specific costs of providing service despite the loss of these customers.

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

Railbelt Grid Unification

Chugach is focused on efforts in Alaska’s Railbelt to explore the benefits of grid unification. Currently, each of the six electric utilities in the Alaska’s Railbelt own a portion of the transmission grid, as does the Alaska Energy Authority (AEA). Chugach is a proponent of following other successful business models to effectively unify the grid. Discussions on the issue led the Alaska State Legislature in 2014 to appropriate $250,000 to the RCA to explore the issue and report back to legislators. The RCA expects to analyze and review present efforts in order to assess the organizational and governance structure needed for an independent consolidated system operator. Beginning in 2016, progress reports associated with system-wide economic dispatch are required.  With the support of the RCA, Chugach and several other Alaska’s Railbelt utilities are evaluating possible transmission business model opportunities and associated economic dispatch models that Chugach believes may lead to more optimal Alaska’s Railbelt-wide system operations. Chugach intends to finalize this review and evaluation in the third quarter of 2016. While Chugach cannot determine the materiality of any effect on its results of operations, financial condition, and cash flows until a business model and plan are adopted, it anticipates a positive outcome.

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

On April 21, 2016, the RCA approved the acquisition of the Beluga River Unit effective January 1, 2016, as discussed in “Item 1 – FINANCIAL STATEMENTS – Note 4 – Regulatory Matters – Beluga River Unit and Note 9 –Beluga River Unit.” Chugach’s interest in the BRU is to reduce the cost of electric service to its retail and wholesale members by securing an additional long-term supply of natural gas to meet on-going generation requirements. The acquisition complements existing gas supplies and is expected to provide greater fuel diversity at an effective annual cost that is $2 million to $3 million less than alternative sources of gas in the Cook Inlet region. Approximately 80% of Chugach’s current generation requirements are met from natural gas, 16% are met from hydroelectric facilities, and 4% are met from wind.

The acquisition is expected to provide gas to meet Chugach’s on-going generation requirements over an approximate 18-year period, or from 2016 to 2033. Gas associated with the acquisition is expected to provide about 15% of Chugach’s gas requirements through 2033, although actual gas quantities produced are expected to vary on a year-by-year basis.

Chugach had a firm gas supply contract with COP and has a firm gas supply contract with Hilcorp, see “Item 1 – FINANCIAL STATEMENTS – Note 10 – Commitments and Contingencies – Commitments – Fuel Supply Contracts”. In addition to these firm contracts, Chugach has gas supply agreements with Aurora Gas LLC through September 30, 2016, AIX Energy LLC through March 31, 2024 (with an option to extend the term an additional 5-year period through March 31, 2029), and with Cook Inlet Energy LLC through March 31, 2018 (with an option to extend the term an additional 5-year period through March 31, 2023). Collectively, these agreements provide added diversification and optionality for Chugach to minimize costs within its gas supply portfolio.

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

The main project moving Alaska toward its renewable energy goals was to be the Susitna-Watana Hydroelectric Project on the Susitna River, approximately halfway between Anchorage and Fairbanks. The State of Alaska began appropriating funds to the AEA for this project in the state’s 2012 fiscal year budget, totaling approximately $180.7 million through the spring of 2014. After pausing spending on the project in December 2014, following a drop in oil prices and the associated state revenue, in July 2015 the Governor of the State of Alaska approved using $6.6 million in uncommitted funds from a prior Susitna-Watana appropriation to continue moving the project forward. In October 2015, the state’s Office of Management and Budget lifted the spending freeze on the Susitna-Watana Hydroelectric Project providing AEA with access to funds representing approximately three percent of the total allocation. AEA estimates the project’s cost at over $5.5 billion and planned to act based on the funding the state’s fiscal reality allowed. AEA continued the pre-licensing study process with the FERC and filed Part D of the Initial Study Report on November 6, 2015. On December 2, 2015, the FERC published an updated licensing schedule, including stakeholder meetings that began in March 2016. On June

29, 2016, in light of the ongoing budget deficit, the Governor announced he was closing down a pair of projects, including the Susitna-Watana Hydroelectric Project. AEA subsequently noted it was in the middle of a FERC licensing process and would work to preserve the investment made on the project. AEA said that during FY17, it would finalize study reports, collect final data and remove equipment from the field.

Chugach intends to continue to work with AEA and other parties on this effort.

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins decreased $0.9 million, or 88.0%, during the second quarter of 2016 compared to the second quarter of 2015, primarily due to lower energy sales, which was somewhat offset by decreases in transmission and distribution expenses, as well as interest on long-term debt and other.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased $3.1 million, or 6.5%, in the second quarter of 2016 compared to the second quarter of 2015. This decrease was primarily due to the expiration of MEA’s interim wholesale contract on April 30, 2015.

Retail revenue increased $2.5 million, or 6.5%, in the second quarter of 2016 compared to the second quarter of 2015. Base revenue increased primarily due to an increase in rates charged to retail customers as a result of Chugach’s June 2014 Test Year General Rate Case, which was somewhat offset by lower retail energy sales due in part to warmer weather. Fuel and purchased power revenue increased due to retail customers assuming a higher portion of the fuel and purchased power surcharge, which was somewhat offset by lower fuel and purchased power expense recovered through the fuel and purchased power surcharge process.

Wholesale revenue decreased $5.5 million, or 82.1%, in the second quarter of 2016 compared to the second quarter of 2015, primarily due to the expiration of MEA’s interim wholesale contract on April 30, 2015.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to Seward contributed approximately $0.3 million to Chugach’s fixed costs for the quarters ended June 30, 2016 and 2015. Wholesale sales to MEA contributed approximately $1.9 million to Chugach’s fixed costs for the quarter ended March 31, 2015.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended June 30, 2016 and 2015:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2016	2015	% Variance	2016	2015	% Variance	2016	2015	% Variance
Retail
Residential	$14.1	$13.5	4.4%	$5.9	$5.1	15.7%	$20.0	$18.6	7.5%
Small Commercial	$2.5	$2.5	0.0%	$1.5	$1.3	15.4%	$4.0	$3.8	5.3%
Large Commercial	$10.3	$10.3	0.0%	$6.4	$5.5	16.4%	$16.7	$15.8	5.7%
Lighting	$0.4	$0.4	0.0%	$0.0	$0.0	0.0%	$0.4	$0.4	0.0%
Total Retail	$27.3	$26.7	2.2%	$13.8	$11.9	16.0%	$41.1	$38.6	6.5%

Wholesale
MEA	$0.0	$2.6	(100.0%)	$0.0	$3.0	(100.0%)	$0.0	$5.6	(100.0%)
SES	$0.5	$0.5	0.0%	$0.7	$0.6	16.7%	$1.2	$1.1	9.1%
Total Wholesale	$0.5	$3.1	(83.9%)	$0.7	$3.6	(80.6%)	$1.2	$6.7	(82.1%)

Economy	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%
Miscellaneous	$0.5	$0.6	(16.7%)	$1.8	$1.8	0.0%	$2.3	$2.4	(4.2%)

Total Revenue	$28.3	$30.4	(6.9%)	$16.3	$17.3	(5.8%)	$44.6	$47.7	(6.5%)

The following table summarizes kWh sales for the quarters ended June 30:

Customer	2016 kWh	2015 kWh

Retail	251,788,068	256,871,385
Wholesale	14,313,036	74,903,098
Total	266,101,104	331,774,483

Base rates charged to retail and wholesale customers in the second quarter of 2016 include base rate changes effective May 1, 2015, as a result of Chugach’s June 2014 Test Year General Rate Case. Effectively, base rates increased 21.8% to retail customers and 16.9% to Seward in the second quarter of 2016 compared to the second quarter of 2015.

Total operating expenses decreased $2.0 million, or 4.6%, in the second quarter of 2016 compared to the second quarter of 2015.

Fuel expense decreased $1.2 million, or 9.4%, in the second quarter of 2016 compared to the second quarter of 2015, primarily due to a decrease in the volume of natural gas used as a result of the expiration of the contract with MEA, which was somewhat offset by a higher average effective delivered price. In the second quarter of 2016, Chugach used 1,944,509 MCF of fuel at an average effective delivered price of $5.16 per MCF. In the second quarter of 2015, Chugach used 2,777,962 MCF of fuel at an average effective delivered price of $4.21 per MCF.

Production expense did not materially change in the second quarter of 2016 compared to the second quarter of 2015.

Purchased power expense decreased $0.5 million, or 10.3%, in the second quarter of 2016 compared to the second quarter of 2015, primarily due to a lower average effective price, which was somewhat offset by more energy purchased. In the second quarter of 2016, Chugach purchased 84,440 megawatt hours (MWh) of energy at an average effective price of 4.18 cents per kWh. In the second quarter of 2015, Chugach purchased 74,121 MWh of energy at an average effective price of 5.46 cents per kWh.

Transmission expense decreased $0.2 million, or 10.1%, in the second quarter of 2016 compared to the second quarter of 2015, primarily due to a decrease in transmission line maintenance.

Distribution, consumer accounts, administrative, general and other expense, and depreciation and amortization expense did not materially change in the second quarter of 2016 compared to the second quarter of 2015.

Interest on long-term and other debt and interest charged to construction did not materially change in the second quarter of 2016 compared to the second quarter of 2015.

Non-operating margins did not materially change in the second quarter of 2016 compared to the second quarter of 2015.

Current Year to Date versus Prior Year to Date

Assignable margins decreased $4.3 million, or 86.8%, in the first half of 2016 compared to the same period in 2015, due primarily to lower operating revenues caused by a decrease in energy sales, which was somewhat offset by decreases in production and transmission expense, and lower depreciation and amortization expense.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased $27.8 million, or 22.7%, in the first half of 2016 compared to the same period in 2015.

Retail revenue increased $6.5 million, or 7.9%, in the first half of 2016 compared to the first half of 2015. Base revenue increased primarily due to an increase in rates charged to retail customers as a result of Chugach’s June 2014 Test Year General Rate Case, which was somewhat offset by lower retail energy sales due in part to warmer weather.

Wholesale revenue decreased $26.0 million, or 91.5%, in the first half of 2016 compared to the same period in 2015, due primarily to the expiration of MEA’s interim wholesale contract.

Economy energy revenue decreased $8.0 million, or 100%, in the first half of 2016 compared to the same period in 2015 due to the expiration of GVEA’s contract at the end of the first quarter of 2015.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to Seward contributed approximately $0.6 million for the six months ended June 30, 2016 to Chugach’s fixed costs for the six months ended June 30, 2016. Wholesale sales to Seward and MEA contributed approximately $9.5 million and $0.6 million, respectively, to Chugach’s fixed costs for the six months ended June 30, 2015.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the six months ended June 30, 2016 and 2015:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2016	2015	% Variance	2016	2015	% Variance	2016	2015	% Variance
Retail
Residential	$31.6	$28.8	9.7%	$13.2	$12.8	3.1%	$44.8	$41.6	7.7%
Small Commercial	$5.7	$5.1	11.8%	$3.2	$3.1	3.2%	$8.9	$8.2	8.5%
Large Commercial	$21.3	$19.3	10.4%	$12.8	$12.2	4.9%	$34.1	$31.5	8.3%
Lighting	$0.8	$0.8	0.0%	$0.1	$0.1	0.0%	$0.9	$0.9	0.0%
Total Retail	$59.4	$54.0	10.0%	$29.3	$28.2	3.9%	$88.7	$82.2	7.9%

Wholesale
MEA	$0.0	$12.8	(100.0%)	$0.0	$13.3	(100.0%)	$0.0	$26.1	(100.0%)
SES	$1.0	$0.9	11.1%	$1.4	$1.4	0.0%	$2.4	$2.3	4.3%
Total Wholesale	$1.0	$13.7	(92.7%)	$1.4	$14.7	(90.5%)	$2.4	$28.4	(91.5%)

Economy	$0.0	$0.7	(100.0%)	$0.0	$7.3	(100.0%)	$0.0	$8.0	(100.0%)
Miscellaneous	$1.1	$1.1	0.0%	$2.7	$3.0	(10.0%)	$3.8	$4.1	(7.3%)

Total Revenue	$61.5	$69.5	(11.5%)	$33.4	$53.2	(37.2%)	$94.9	$122.7	(22.7%)

The following table summarizes kWh sales for the six months ended June 30:

Customer	2016 kWh	2015 kWh

Retail	548,964,331	564,030,853
Wholesale	29,531,257	303,942,742
Economy Energy	0	96,165,000
Total	578,495,588	964,138,595

Base rates charged to retail and wholesale customers in the first half of 2016 include base rate changes effective May 1, 2015, as a result of Chugach’s June 2014 Test Year General Rate Case. Effectively, base rates increased 21.8% to retail customers and 16.9% to Seward, respectively, in the first half of 2016 compared to the first half of 2015.

Total operating expenses decreased $23.1 million, or 21.6%, in the first half of 2016 over the same period in 2015.

Fuel expense decreased $17.2 million, or 39.9%, in the first half of 2016 compared to the same period in 2015, due primarily to a decrease in the volume of natural gas used as a result of the expiration of contracts with MEA and GVEA, which was somewhat offset by a higher average effective price delivered. In the first half of 2016, Chugach used 4,140,197 MCF of fuel at an average effective delivered price of $5.51 per MCF. In the first half of 2015, Chugach used 8,197,222 MCF of fuel at an average effective delivered price of $4.93 per MCF.

Production expense decreased $0.8 million, or 8.8%, in the first half of 2016 compared to the same period in 2015, due primarily to a decrease in operating and maintenance costs at Beluga, as a result of the retirement of Beluga Unit 8 during the first quarter of 2015. Lower operating and maintenance costs at SPP also contributed to the decrease.

Purchased power expense decreased $3.1 million, or 27.7%, in the first half of 2016 compared to the same period in 2015, due primarily to a decrease in energy purchased from MEA’s Eklutna Generation Station (EGS), which was somewhat offset by a higher average effective price. In the first half of 2016, Chugach purchased 84,440 MWh of energy at an average effective price of 8.20 cents per kWh. In the first half of 2015, Chugach purchased 198,977 MWh of energy at an average effective price of 5.01 cents per kWh.

Transmission expense decreased $0.3 million, or 11.1%, in the first half of 2016 compared to the same period in 2015, due primarily to less expense labor and transmission line maintenance.

Distribution, consumer accounts, and administrative, general and other expense did not materially change in the first half of 2016 compared to the first half of 2015.

Depreciation and amortization expense decreased $1.6 million, or 8.4%, in the first half of 2016 compared to the same period in 2015, due primarily to the retirement of Beluga Unit 8, as well as a change in the depreciation rates associated with the use of Beluga's remaining units as peaking units rather than base load, coinciding with the expiration of MEA's interim wholesale contract.

Interest on long-term and other debt and interest charged to construction did not materially change in the first half of 2016 compared to the first half of 2015.

Non-operating margins did not materially change in the first half of 2016 compared to the first half of 2015.

Financial Condition

Assets

Total assets increased $40.8 million, or 5.2%, from December 31, 2015, to June 30, 2016. Increases in net utility plant, prepayments and deferred charges, were somewhat offset by decreases in accounts receivable and cash and cash equivalents over the same period. Net utility plant increased $42.5 million, or 6.3%, and deferred charges increased $1.2 million, or 7.2%, primarily due to the acquisition of the BRU and associated acquisition costs. Prepayments increased $1.3 million, or 87.6%, due primarily to the prepayment of insurance. Accounts receivable decreased $3.1 million, or 11.0%, and cash and cash equivalents decreased $0.9 million, or 5.8%, primarily due to a decrease in energy sales from winter to spring.

Liabilities and Equity

Total liabilities, equities and margins increased $40.8 million, or 5.2%, from December 31, 2015 to June 30, 2016. Increases in long-term obligations, cost of removal obligation and commercial paper were somewhat offset by a decrease in fuel cost over-recovery over the same period. Long-term obligations increased $21.2 million, or 5.0%, primarily due to the 2016 CoBank Note used to finance the BRU acquisition. Cost of removal obligation increased $5.1 million, or 9.8%, primarily due to the ARO liability assumed as part of the acquisition. Commercial paper increased $14.0 million, or 70.0%, primarily due to the funds needed for principal payments associated with the 2011 and 2012 bonds. Fuel cost over-recovery decreased $1.2 million, or 22.7%, due to the refund of the prior quarter’s over-recovery of fuel and purchased power costs.

LIQUIDITY AND CAPITAL RESOURCES

Summary

Chugach ended the first half of 2016 with $14.7 million of cash and cash equivalents, down from $15.6 million at December 31, 2015. Chugach did not utilize its $50.0 million line of credit maintained with NRUCFC in the six months ended June 30, 2016, therefore, this line of credit had no outstanding balance and the available borrowing capacity under this line was $50.0 million at June 30, 2016. Chugach issued commercial paper in the six months ended June 30, 2016 and had $34.0 million of commercial paper outstanding at June 30, 2016, thus the available borrowing capacity under the commercial paper program at June 30, 2016, was $116.0 million.

Cash equivalents consist of all highly liquid debt instruments, with a maturity of three months or less when purchased, and a concentration account with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes Chugach’s cash flows from operating, investing and financing activities for the six months ended June 30, 2016 and 2015.

	2016	2015
Total cash provided by (used in):

Operating activities	$20,686,492	$39,135,606
Investing activities	(58,728,141)	(8,870,470)
Financing activities	37,131,426	(33,004,583)

Decrease in cash and cash equivalents	$(910,223)	$(2,739,447)

Operating Activities

Cash provided by operating activities was $20.7 million for the six months ended June 30, 2016, compared with $39.1 million for the six months ended June 30, 2015.

The decrease in cash provided by operating activities in the first half of 2016 from the first half of 2015 was primarily due to the expiration of the MEA and GVEA contracts in 2015. These resulted in a decrease in cash provided by accounts receivable, as well as an increase in cash used associated with natural gas primarily for operations and from the fuel storage facility. Cash used for deferred acquisition costs and the refund associated with the over-collection of fuel through the fuel and purchased power adjustment process also contributed to the decrease.

Investing Activities

Cash used in investing activities was $58.7 million for the six months ended June 30, 2016, compared with $8.9 million for the six months ended June 30, 2015. The change in cash used in investing activities was primarily due to Chugach’s investment in the BRU, as well as, extension and replacement of plant primarily due to distribution substation projects.

Capital construction through June 30, 2016, was $15.2 million and is estimated to be $30.2 million for the full year. Once funding from other sources is collected, the total cash requirement is estimated to be $23.7 million for 2016. Capital improvement expenditures are expected to increase during the third quarter as the construction season continues.

Financing Activities

Cash provided by financing activities was $37.1 million for the six months ended June 30, 2016, compared to cash used of $33.0 million for the six months ended June 30, 2015. The change in cash provided by financing activities was primarily due to the proceeds from the 2016 CoBank Note used to finance the BRU acquisition.

Sources of Liquidity

Chugach satisfies its operational and capital cash requirements through internally generated funds, a $50.0 million line of credit from NRUCFC and a $150.0 million commercial paper program. At June 30, 2016, there was no outstanding balance on the NRUCFC line of credit and $34.0 million of outstanding commercial paper. At June 30, 2016, the available borrowing capacity under Chugach’s line of credit with NRUCFC was $50.0 million and the available commercial paper capacity was $116.0 million.

Commercial paper can be repriced between one day and 270 days. The average commercial paper balance for the six months ended June 30, 2016, was $45.6 million with a corresponding weighted average interest rate of 0.61%. The maximum amount of outstanding commercial paper for the six months ended June 30, 2016, was $81.0 million.

The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding monthly weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate
January 2016	$16.1	0.61
February 2016	$16.9	0.60
March 2016	$30.5	0.60
April 2016	$55.1	0.60
May 2016	$78.2	0.60
June 2016	$76.0	0.62

At June 30, 2016, Chugach had two term loan facilities with CoBank. Loans made under these facilities are evidenced by the 2011 CoBank Note and the 2016 CoBank Note, which are governed by the Second and Amended and Restated Master Loan Agreement dated June 30, 2016 and secured by the Indenture.

At June 30, 2016, Chugach had the following outstanding with this facility:

	Principal Balance	Interest Rate at June 30, 2016	Maturity Date	Principal Payment Dates

2011 CoBank Note	$22,241,852	2.80%	2022	2017-2022
2016 CoBank Note	$45,600,000	2.58%	2031	2016-2031

On July 13, 2016, Chugach used commercial paper to pay off the balance of the 2011 CoBank Note.

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

CRITICAL ACCOUNTING POLICIES

As of June 30, 2016, there have been no significant changes in Chugach’s critical accounting policies as disclosed in Chugach’s 2015 Annual Report on Form 10-K. These policies include electric utility regulation and unbilled revenue.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Information required by this Item is contained in Note 6 to the “Notes to Financial Statements” within Part I, Item 1 of this Form 10-Q.

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

Interest Rate Risk

At June 30, 2016, short- and long- term debt was comprised of the 2011 and 2012 Series A Bonds, the 2011 and 2016 CoBank Notes and outstanding commercial paper.

The interest rates of the 2011 Series A Bonds, 2012 Series A Bonds, and 2016 CoBank Note are fixed and set forth in the table below with the carrying value and fair value (dollars in millions) at June 30, 2016.

	Maturing	Interest Rate	Carrying Value	Fair Value
2011 Series A, Tranche A	2031	4.20%	$67,500	$70,115
2011 Series A, Tranche B	2041	4.75%	154,167	171,587
2012 Series A, Tranche A	2032	4.01%	60,000	61,677
2012 Series A, Tranche B	2042	4.41%	95,000	102,211
2012 Series A, Tranche C	2042	4.78%	50,000	56,347
2016 CoBank Note	2031	2.58%	45,600	44,973
Total			$472,267	$506,910

Chugach is exposed to market risk from changes in interest rates associated with other credit facilities. Chugach’s credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the London Interbank Offered Rate (LIBOR) or the base rate or prime rate of lenders. At June 30, 2016, Chugach had $34.0 million of commercial paper outstanding and $22.2 million outstanding on its 2011 CoBank Note.  A 100 basis-point rise in interest rates would increase interest expense by approximately $0.6 million, and up to a 100 basis-point decline in interest rates would decrease interest expense by approximately $0.5 million, based on  $56.2 million of variable rate debt outstanding at June 30, 2016.

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

Changes in Internal Control Over Financial Reporting

On April 22, 2016, we completed the acquisition of the BRU. In connection with the acquisition, Chugach is evaluating and, where necessary, will implement changes in internal controls and procedures. This process may result in additions or changes to our internal control over financial reporting. There were no other changes in Chugach’s internal controls over financial reporting identified in connection with the evaluation that occurred during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information required by this Item is contained in Note 10 to the “Notes to Financial Statements” within Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS

Regulatory

Chugach’s billing rates are approved by the RCA. Chugach filed its June 2014 General Rate Case on February 13, 2015, to reflect revenue and cost changes resulting from the April 30, 2015, expiration of the 2015 Interim Power Sales Agreement between MEA and Chugach. Chugach requested a system base rate increase of approximately $21.3 million on total base rate revenues. The RCA issued Order U-15-081(1) on April 30, 2015, suspending the filing and granting Chugach’s request for interim and refundable rate increases effective May 1, 2015. On May 2, 2016, the RCA issued Order U-15-081(8) accepting the stipulation between Chugach and the AG. On May 20, 2015, Chugach submitted updated revenue requirement, cost of service and tariffs reflecting the results of the stipulation, with proposed final rates effective July 5, 2016, which were subsequently approved by the RCA. See “Item 1 FINANCIAL STATEMENTS – Note 4 – Regulatory Matters – June 2014 Test Year General Rate Case.”

Fuel Supply

On April 21, 2016, the RCA approved the acquisition of the Beluga River Unit effective January 1, 2016, as discussed in “Item 1 – FINANCIAL STATEMENTS – Note 4 – Regulatory Matters – Beluga River Unit and Note 9 – Beluga River Unit.” The acquisition complements existing gas supplies and is expected to provide greater fuel diversity at an effective annual cost that is $2 million to $3 million less than alternative sources of gas in the Cook Inlet region. Approximately 80% of Chugach’s current generation requirements are met from natural gas, 16% are met from hydroelectric facilities, and 4% are met from wind.

The acquisition is expected to provide gas to meet Chugach’s on-going generation requirements over an approximate 18-year period, or from 2016 to 2033. Gas associated with the acquisition is expected to provide about 15% of Chugach’s gas requirements through 2033, although actual gas quantities produced are expected to vary on a year-by-year basis.

Financing

On June 13, 2016, Chugach replaced the $100 million unsecured Credit Agreement, amended and extended on June 29, 2012, and due to expire on November 17, 2016. The new Credit Agreement is a $150 million senior unsecured credit facility under which Chugach may borrow funds necessary for general corporate purposes, to issued standby letters of credit or to pay amounts due under short-term promissory notes (commercial paper) issued by Chugach, in the event of disruption in the commercial paper markets. The new Credit Agreement is due to expire on June 13, 2021.

On July 13, 2016, Chugach used commercial paper to pay down the outstanding balance on its 2011 CoBank Note. Chugach is expected to continue to issue commercial paper in 2016, as needed, however, the requirement for short-term borrowing has decreased.

Credit Rating

In April 2016, Fitch Ratings assigned an “A” (Stable) rating on Chugach’s implied senior unsecured obligations.

For information regarding additional risk factors, refer to Item 1A of Chugach’s Annual Report on Form 10-K for the year ended December 31, 2015. Except as noted above, these risk factors have not materially changed as of June 30, 2016.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Fifth Supplemental Indenture to the Second Amended and Restated Indenture of Trust between the Registrant and U.S. Bank National Association dated June 30, 2016

Second Amended and Restated Master Loan Agreement between the Registrant and CoBank, ACB, dated June 30, 2016

Supplement to the Second and Amended and Restated Master Loan Agreement between the Registrant and CoBank, ACB, dated June 30, 2016

Form of 2016 CoBank Note

Credit Agreement between the Registrant and the National Rural Utilities Cooperative Finance Corporation (NRUCFC), Bank of America, N.A., KeyBank National Association, and CoBank, ACB, dated June 13, 2016

Employment Agreement between the Registrant and Bradley W. Evans dated effective July 18, 2016

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Lee D. Thibert
Lee D. Thibert
Chief Executive Officer

By:	/s/ Sherri L. Highers
Sherri L. Highers
Chief Financial Officer

Date:	August 12, 2016

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description
4.30	Fifth Supplemental Indenture to the Second Amended and Restated Indenture of Trust between the Registrant and U.S. Bank National Association dated June 30, 2016
10.45.11	Second Amended and Restated Master Loan Agreement between the Registrant and CoBank, ACB, dated June 30, 2016
10.45.12	Supplement to the Second Amended and Restated Master Loan Agreement between the Registrant and CoBank, ACB, dated June 30, 2016
10.45.13	Form of 2016 CoBank Note
10.79

Credit Agreement between the Registrant and the National Rural Utilities Cooperative Finance Corporation (NRUCFC), Bank of America, N.A., KeyBank National Association, and CoBank, ACB, dated June 13, 2016

10.80	Employment Agreement between the Registrant and Bradley W. Evans dated effective July 18, 2016
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document