Form 10-Q
period 2016-09-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2016-11-14
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the unaudited financial statements of Chugach as of and for the quarter ended September 30, 2016, follow.

Chugach Electric Association, Inc.

Balance Sheets

(Unaudited)

Assets	September 30, 2016	December 31, 2015

Utility Plant:
Electric plant in service	$1,190,204,074	$1,128,474,292
Construction work in progress	17,010,405	15,601,374
Total utility plant	1,207,214,479	1,144,075,666
Less accumulated depreciation	(489,778,067)	(469,199,226)
Net utility plant	717,436,412	674,876,440

Other property and investments, at cost:
Nonutility property	76,889	76,889
Investments in associated organizations	9,318,322	9,635,519
Special funds	843,307	763,913
Restricted cash equivalents	1,901,288	1,705,760
Investments - other	1,400,204	0
Total other property and investments	13,540,010	12,182,081

Current assets:
Cash and cash equivalents	3,718,284	15,626,919
Special deposits	74,416	74,416
Restricted cash equivalents	948,138	1,143,467
Marketable securities	7,496,428	0
Accounts receivable, net	27,351,001	28,232,930
Materials and supplies	26,353,520	27,611,184
Fuel stock	8,499,856	7,063,541
Prepayments	3,055,135	1,466,301
Other current assets	281,900	225,079
Total current assets	77,778,678	81,443,837

Deferred charges, net	18,471,359	16,811,756

Total assets	$827,226,459	$785,314,114

Chugach Electric Association, Inc.

Balance Sheets (continued)

(Unaudited)

Liabilities, Equities and Margins	September 30, 2016	December 31, 2015

Equities and margins:
Memberships	$1,683,714	$1,661,744
Patronage capital	167,420,506	167,447,781
Other	12,608,692	12,527,856
Total equities and margins	181,712,912	181,637,381

Long-term obligations, excluding current installments:
Bonds payable	405,249,998	426,666,665
Notes payable	41,154,000	22,241,852
Less unamortized debt issuance costs	(2,776,894)	(2,680,897)
Total long-term obligations	443,627,104	446,227,620

Current liabilities:
Current installments of long-term obligations	24,950,667	24,115,980
Commercial paper	65,200,000	20,000,000
Accounts payable	8,517,371	9,701,088
Consumer deposits	5,116,068	5,000,684
Fuel cost over-recovery	5,212,651	5,135,745
Accrued interest	1,093,527	5,915,580
Salaries, wages and benefits	7,251,564	7,259,806
Fuel	5,335,761	4,942,310
Other current liabilities	6,887,914	8,076,903
Total current liabilities	129,565,523	90,148,096

Other non-current liabilities:
Deferred compensation	843,307	763,913
Other liabilities, non-current	1,201,808	1,555,329
Deferred liabilities	1,320,053	1,802,389
Patronage capital payable	11,108,071	11,108,071
Cost of removal obligation / ARO	57,847,681	52,071,315
Total other non-current liabilities	72,320,920	67,301,017

Total liabilities, equities and margins	$827,226,459	$785,314,114

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Operating revenues	$45,132,973	$43,109,512	$140,005,625	$165,780,449

Operating expenses:
Fuel	11,825,993	10,042,130	37,661,493	53,059,968
Production	4,218,378	3,960,888	12,111,405	12,618,185
Purchased power	3,067,950	4,306,447	11,258,778	15,642,645
Transmission	1,653,494	1,554,417	4,369,240	4,608,043
Distribution	3,769,984	3,846,034	10,530,563	10,687,875
Consumer accounts	1,509,664	1,541,648	4,704,764	4,669,254
Administrative, general and other	5,010,460	5,845,187	17,068,780	17,989,910
Depreciation and amortization	9,252,379	8,570,795	26,435,059	27,333,500
Total operating expenses	$40,308,302	$39,667,546	$124,140,082	$146,609,380

Interest expense:
Long-term debt and other	5,507,173	5,475,837	16,343,393	16,688,389
Charged to construction	(79,734)	(47,063)	(283,338)	(289,075)
Interest expense, net	$5,427,439	$5,428,774	$16,060,055	$16,399,314
Net operating margins	$(602,768)	$(1,986,808)	$(194,512)	$2,771,755

Nonoperating margins:
Interest income	89,118	74,440	253,455	221,277
Allowance for funds used during construction	32,978	17,702	117,189	108,737
Capital credits, patronage dividends and other	3,236	(13,114)	5,636	(10,714)
Total nonoperating margins	$125,332	$79,028	$376,280	$319,300

Assignable margins	$(477,436)	$(1,907,780)	$181,768	$3,091,055

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Assignable margins	$181,768	$3,091,055
Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation and amortization	26,435,059	27,333,500
Amortization and depreciation cleared to operating expenses	3,799,494	3,357,136
Allowance for funds used during construction	(117,189)	(108,737)
Write off of inventory, deferred charges and projects	774,190	301,943
Other	42,267	2,278
(Increase) decrease in assets:
Accounts receivable, net	1,242,132	11,337,119
Materials and supplies	792,607	(1,975,444)
Fuel stock	(1,436,315)	1,690,227
Prepayments	(1,588,834)	(848,103)
Other assets	(56,821)	(21,889)
Deferred charges	(3,186,363)	(71,870)
Increase (decrease) in liabilities:
Accounts payable	(828,693)	(1,105,284)
Consumer deposits	115,384	407,041
Fuel cost over-recovery	76,906	3,771,253
Accrued interest	(4,822,053)	(5,301,875)
Salaries, wages and benefits	(8,242)	492,064
Fuel	393,451	(3,320,805)
Other current liabilities	(586,163)	(355,042)
Deferred liabilities	6,131	(109,763)
Net cash provided by operating activities	21,228,716	38,564,804
Cash flows from investing activities:
Return of capital from investment in associated organizations	319,233	352,420
Investment in restricted cash equivalents	(199)	0
Investment in marketable securities and investments - other	(8,895,871)	0
Investment in Beluga River Unit	(44,421,161)	0
Proceeds from capital grants	387,692	1,664,614
Extension and replacement of plant	(26,494,465)	(23,215,538)
Net cash used in investing activities	(79,104,771)	(21,198,504)
Cash flows from financing activities:
Payments for debt issue costs	(274,373)	0
Net increase in short-term obligations	45,200,000	3,000,000
Proceeds from long-term obligations	45,600,000	0
Repayments of long-term obligations	(47,269,832)	(23,889,777)
Memberships and donations received	102,806	(17,792)
Retirement of patronage capital and estate payments	(209,043)	(124,411)
Net receipts on consumer advances for construction	2,817,862	3,134,054
Net cash provided by (used in) financing activities	45,967,420	(17,897,926)
Net change in cash and cash equivalents	(11,908,635)	(531,626)
Cash and cash equivalents at beginning of period	$15,626,919	$16,364,962
Cash and cash equivalents at end of period	$3,718,284	$15,833,336
Supplemental disclosure of non-cash investing and financing activities:
Cost of removal obligation	$5,776,366	$709,531
Extension and replacement of plant included in accounts payable	$2,195,012	$5,332,676
Supplemental disclosure of cash flow information - interest expense paid, net of amounts capitalized	$19,980,489	$20,803,312

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2016 and 2015

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

Chugach has three Collective Bargaining Agreements (CBA’s) with the International Brotherhood of Electrical Workers (IBEW), representing approximately 70% of its workforce. Chugach also has an agreement with the Hotel Employees and Restaurant Employees (HERE). All three IBEW CBA’s have been renewed through June 30, 2017. The three CBA’s provide for wage increases in all years and include health and welfare premium cost sharing provisions. The HERE contract was renewed through June 30, 2016. The HERE contract will remain in effect until negotiations conclude, which are currently scheduled for the fourth quarter of 2016.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2016 and 2015

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

c. Depreciation, Depletion and Amortization (DD&A)

Chugach records DD&A expense on the BRU assets based on units of production using the following formula: ten percent of the total production from the BRU as provided by the operator divided by ten percent of the estimated remaining proved reserves (in thousand cubic feet (Mcf)) in the field multiplied by Chugach’s total assets in the BRU.

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

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2016 and 2015

all of the specific costs of providing electric service. In each rate filing, rates are set at levels to recover all of the specific allowable costs and those rates are then collected from retail and wholesale customers. The regulatory assets or liabilities are then reduced as the cost or credit is reflected in earnings and rates.

f. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the nine month periods ended September 30, 2016 and 2015 was in compliance with that provision.

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

g. Restricted Cash Equivalents

Restricted cash equivalents include funds on deposit for future workers’ compensation claims, which amounted to $2.8 million at September 30, 2016, and December 31, 2015, respectively.

h. Marketable Securities

In September 2016, Chugach resumed its bond investment portfolio. The investments are classified as trading securities, reported at fair value with gains and losses in earnings, and include bond funds.

Nine months ended September 30, 2016
Net gains and losses recognized during the period on trading securities	$549
Less: Net gains and losses recognized during the period on trading securities sold during the period	0
Unrealized gains and losses recognized during the reporting period on trading securities still held at the reporting date	$549

i. Investments – Other

Investments – other consists of certificates of deposit with an original maturity of 18 months.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2016 and 2015

j. Accounts Receivable

Included in accounts receivable are invoiced amounts to ML&P for their proportionate share of current Southcentral Power Project (SPP) costs, which amounted to $1.0 million and $0.2 million at September 30, 2016, and December 31, 2015, respectively. In addition, accounts receivable includes invoiced amounts for grants to support the construction of facilities to divert water and safely transmit electricity, which amounted to $0.5 million and $0.2 million at September 30, 2016, and December 31, 2015, respectively. At September 30, 2016, accounts receivable also included $0.7 million from BRU operations primarily associated with gas sales to ENSTAR.

k. Fuel Stock

Fuel Stock is the weighted average cost of fuel injected into the Cook Inlet Natural Gas Storage Alaska (CINGSA). Chugach’s fuel balance in storage amounted to $8.5 million and $7.1 million at September 30, 2016, and December 31, 2015, respectively.

l. Corrections

For the period ended September 30, 2016, Chugach recorded the following correction for the period ended September 30, 2015:

A correction representing the cash received from customers for the undergrounding ordinance, included in net receipts on consumer advances for construction, previously reported as other current liabilities. The impact of this correction was a decrease in cash provided by operating activities and cash used in financing activities of $2.5 million  for the nine months ended September 30, 2015.

4.	REGULATORY MATTERS

Amended Eklutna Generation Station 2015 Dispatch Services Agreement

On February 13, 2015, Chugach submitted the Amended Eklutna Generation Station 2015 Dispatch Services Agreement (Dispatch Services Agreement) to the RCA for dispatch services to be provided by Chugach to MEA for a one-year period. Under the Dispatch Services Agreement, Chugach provided electric and natural gas dispatch services for MEA’s Eklutna Generation Station (EGS), electric dispatch services for the Bradley Lake Hydroelectric Project (Bradley Lake), and electric dispatch coordination services for the Eklutna Hydroelectric Project (Eklutna Hydro) beginning with EGS’s full commercial operation.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2016 and 2015

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

September 30, 2016 and 2015

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

On May 2, 2016, the RCA issued Order U-15-081(8) accepting the stipulation between Chugach and the AG. On May 20, 2016, Chugach submitted updated revenue requirement, cost of service and tariffs reflecting the results of the stipulation, with proposed final rates effective July 5, 2016. On June 17, 2016, the RCA issued Order U-15-081(10) approving final permanent rates effective for Chugach retail customers and the City of Seward (Seward). Refunds totaling $0.75 million were issued to Chugach retail customers in August 2016. The refund applied to purchases from May 2015 through July 2016. Chugach issued a refund to Seward totaling approximately $28,000 on July 8, 2016.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2016 and 2015

On June 27, 2016, the RCA issued Order U-15-081(11) resolving the outstanding issues related to transmission and ancillary services. The RCA ruled in Chugach’s favor, affirming continued use of a postage stamp rate methodology for wheeling transactions on the Chugach system and denied MEA’s request for a separate rate for wheeling transactions based on MEA’s claim that it only used a small portion of Chugach’s transmission system. The order was consistent with previous orders on transmission and ancillary services that were issued by the RCA in Chugach’s 2012 and 2013 General Rate Case filings. On July 15, 2016, Chugach submitted updated tariff sheets and supporting exhibits for the calculation of transmission and ancillary service rates. On August 23, 2016, the RCA approved final rates contained in Chugach’s July 15, 2016, compliance filing.

On September 15, 2016, Chugach notified the RCA that it completed the issuance of refunds resulting from settlement of the rate case. A final order closing the docket was issued on October 6, 2016.

Simplified Rate Filing

On June 30, 2016, the Chugach Board of Directors voted to re-enter the Simplified Rate Filing (SRF) process for adjustments to base demand and energy rates for Chugach retail customers and wholesale customer, Seward. SRF is an expedited base rate adjustment process available to electric cooperatives in the State of Alaska. On July 1, 2016, Chugach requested approval to implement the SRF process for energy and demand rate changes, and requested approval for a 4.2% system demand and energy rate increase, or approximately $4.8 million on an annual basis. On a total retail customer bill basis, which includes fuel and purchased power costs, the impact was approximately 2.5%. Chugach requested the proposed rate increase become effective August 15, 2016. Chugach plans to adjust rates through the SRF process on a quarterly basis going forward.

On August 12, 2016, the RCA issued a letter order approving Chugach’s entry into the SRF process for quarterly adjustments to the demand and energy rates of Chugach retail customers and Seward. The RCA also approved Chugach’s request to increase demand and energy rates by 4.2%, effective August 15, 2016.

On August 29, 2016, Chugach submitted its June 2016 test year SRF to the RCA with no changes to the demand and energy rates of Chugach retail and the City of Seward. In the filing, Chugach requested approval to adopt the SRF process for quarterly rate adjustments for non-firm transmission wheeling and ancillary services, and approval to reduce these rates between 9.5% and 14.4% based on the current SRF. The RCA issued an order on October 13, 2016, denying Chugach’s request on the basis that the underlying premise of the SRF does not apply to rates for third-party use of Chugach’s transmission system. Revenues from these transactions do not impact Chugach margin levels, but instead are used to reduce fuel and purchased power costs that are recovered by Chugach retail and Seward. As a result, rate changes to third party transmission and ancillary services will be prospectively made through general rate case filings. This has no impact on Chugach’s continued use of SRF for quarterly demand and energy rate adjustments to Chugach retail customers and Seward.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2016 and 2015

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

On January 4, 2016, CINGSA filed an appeal in Superior Court to Order U-15-016(14), stating the RCA violated CINGSA’s right to due process of law, erred, and/or acted unreasonably, unfairly, arbitrarily, capriciously, or contrary to applicable law. CINGSA believes additional proceeds resulting from the sale of found native gas should remain with CINGSA. Chugach filed an entry of appearance in the case on January 14, 2016. CINGSA filed its brief on June 6, 2016. Chugach filed its reply brief on October 31, 2016.

Beluga River Unit

In July 2015, ConocoPhillips Alaska, Inc. (COP) announced the marketing for sale of its North Cook Inlet Unit; its interest in the BRU; and its interest in 5,700 acres of exploration prospects in the Cook Inlet region. In October 2015, Chugach submitted a joint bid with the Municipality of Anchorage d/b/a Municipal Light & Power (ML&P) for acquisition of COP’s working interest in the BRU.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2016 and 2015

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

On September 14, 2016, the RCA issued an order combining the BRU cost recovery process and the request to create a regulatory asset into a single docket. The RCA established a procedural schedule and indicated that a final order in the case would be issued by November 17, 2017.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2016 and 2015

Depreciation Study Update

In compliance with a previous order from the RCA (U-12-009(8)), Chugach submitted a 2015 Depreciation Study Update to the RCA, requesting approval of the depreciation rates resulting from the study for use in Chugach’s financial record keeping and for establishing electric rates. If approved, adoption of the updated depreciation rates would result in a $5.9 million reduction in annual depreciation expense. On a demand and energy rate basis, the impact is a 4.7% reduction to retail customers and a 4.6% reduction to Seward. The reductions on a total customer bill basis, which includes fuel and purchased power costs, are 3.2% and 1.9%, respectively. Chugach requested that the updated depreciation rates be implemented on July 1, 2017, for both accounting and ratemaking purposes.

On October 11, 2016, the RCA issued Order U-16-081(1) to address the depreciation study update. The RCA indicated that a final order in the proceeding would be issued by March 29, 2017.

Beluga Parts Filing

During the fourth quarter of 2016, Chugach expects to file a petition with the RCA for approval to create a regulatory asset allowing Chugach to amortize and recover in electric rates the value of plant needed to support power production equipment located at the Beluga Power Plant. Specifically, requesting RCA approval to recover the approximately $11 million in equipment over a period of 10 years, consistent with the proposed depreciation period contained in Chugach’s depreciation study that was submitted to the RCA on September 30, 2016.

5.	DEBT

Lines of Credit

Chugach maintains a $50.0 million line of credit with National Rural Utilities Cooperative Finance Corporation (NRUCFC). Chugach did not utilize this line of credit in the nine months ended September 30, 2016. In addition, Chugach did not utilize this line of credit during 2015 and had no outstanding balance at December 31, 2015. The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC. The borrowing rate was 2.50 and 2.90 percent at September 30, 2016, and December 31, 2015. The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. The NRUCFC line of credit expires October 12, 2017. This line of credit is immediately available for unconditional borrowing.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2016 and 2015

Commercial Paper

Chugach maintained a $100.0 million Amended Unsecured Credit Agreement, which was used to back Chugach’s commercial paper program. The pricing included an all-in drawn spread of one month London Interbank Offered Rate (LIBOR) plus 107.5 basis points, along with a 17.5 basis points facility fee (based on an A- unsecured debt rating). The Amended Unsecured Credit Agreement was due to expire on November 17, 2016. The participating banks included NRUCFC, KeyBank National Association, Bank of America, N.A., Bank of Montreal, CoBank, ACB, and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch.

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

Chugach expects to continue issuing commercial paper in 2016, as needed. Chugach had $65.2 million and $20.0 million of commercial paper outstanding at September 30, 2016, and December 31, 2015, respectively.

The following table provides information regarding average commercial paper balances outstanding for the quarters ended September 30, 2016, and 2015 (dollars in millions), as well as corresponding weighted average interest rates:

2016		2015
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$53.8	0.65%	$13.8	0.25%

Term Loans

Chugach had a term loan facility with CoBank,  evidenced by the 2011 CoBank Note, which was governed by the Amended and Restated Master Loan Agreement dated January 19, 2011,  and secured by the Second Amended and Restated Indenture (Indenture).  On July 13, 2016, Chugach used commercial paper to pay off the $22.2 million balance and therefore had no outstanding balance at September 30, 2016. Chugach had $24.9 million outstanding on this facility at December 31, 2015.

On June 30, 2016, Chugach entered into another term loan facility with CoBank, evidenced by the 2016 CoBank Note, which is governed by the Second Amended and Restated Master Loan Agreement dated June 30, 2016, and secured by the Indenture. Chugach had $44.7 million outstanding on this facility at September 30, 2016.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2016 and 2015

Debt Issuance Costs

The following table outlines debt issuance costs associated with long-term obligations, excluding current installments, at September 30, 2016.

	Long-term Obligations	Unamortized Debt Issuance Costs
2011 Series A Bonds	$210,999,998	$1,381,052
2012 Series A Bonds	194,250,000	1,128,965
2016 CoBank Note	41,154,000	266,877
	$446,403,998	$2,776,894

The following table outlines debt issuance costs associated with long-term obligations, excluding current installments, at December 31, 2015.

	Long-term Obligations	Unamortized Debt Issuance Costs
2011 Series A Bonds	$221,666,665	$1,482,791
2012 Series A Bonds	205,000,000	1,198,106
2011 CoBank Note	22,241,852	0
	$448,908,517	$2,680,897

6.	RECENT ACCOUNTING PRONOUNCEMENTS

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

September 30, 2016 and 2015

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

Adoption of the above guidance was applied retrospectively and reduced deferred charges and long-term debt by the unamortized debt issuance costs of $2.8 million and $2.7 million at September 30, 2016, and December 31, 2015, respectively.

Issued, not yet adopted:

ASC Update 2014-09 “Revenue from Contracts with Customers (Topic 606)” and Related Updates

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

September 30, 2016 and 2015

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

September 30, 2016 and 2015

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

ASC Update 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)”

In August 2016, the FASB issued ASC Update 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). ASC Update 2016-15 clarifies how certain cash payments and cash proceeds should be classified on the statement of cash flows to limit the diversity in practice. This update is effective fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. Chugach will begin application of ASC 2016-15 on January 1, 2018. Adoption is not expected to have a material effect on its results of operations, financial position, and cash flows.

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

September 30, 2016 and 2015

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect Chugach’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Chugach’s marketable securities classified as trading securities are outlined in the table below. Chugach had no other assets or liabilities measured at fair value on a recurring basis at September 30, 2016. At December 31, 2015, Chugach had no Level 1 or Level 2 assets or liabilities measured at fair value on a recurring basis.

	September 30, 2016	Level 1
Bond funds	$7,496,428	$7,496,428

Fair Value of BRU

Upon acquisition, a fair value analysis using Level 3 inputs was performed on the BRU assets and the ARO assumed as part of the acquisition. The fair value estimate used the discounted cash flow method assuming an estimated useful life of 18 years with 27 Bcf of proven developed producing reserves and using Chugach’s BRU financing rate as the credit adjusted risk free rate. The fair value of the BRU assets acquired and the ARO assumed was recorded on the acquisition date.

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The fair value of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying value due to their short-term nature. The fair value of investments – other approximate their carrying value due to the recency of their acquisition.

The estimated fair values (in thousands) of long-term obligations included in the financial statements at September 30, 2016, are as follows:

	Measurement	Carrying Value	Fair Value
2011 Series A Bonds	Level 2	221,667	239,694
2012 Series A Bonds	Level 2	205,000	220,185
2016 CoBank Note	Level 2	44,688	43,223
Long-term obligations (including current installments)		$471,355	$503,102

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2016 and 2015

8.ENVIRONMENTAL MATTERS

Since January 1, 2007, transformer manufacturers have been required to meet the US Department of Energy (DOE) efficiency levels as defined by the Energy Act of 2005 (Energy Act) for all “Distribution Transformers.” As of January 1, 2016, the specific efficiency levels are increasing from the original “TP1” levels to the new “DOE-2016” levels. All new transformers are DOE-2016 compliant. At this time a small increase in capital costs is anticipated along with a reduction in energy losses.

The Clean Air Act and Environmental Protection Agency (EPA) regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants. New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs. On August 3, 2015, the EPA released the final 111(d) regulation language aimed at reducing emissions of carbon dioxide (CO2) from existing power plants that provide electricity for utility customers. In the final rule, the EPA took the approach of making individual states responsible for the development and implementation of plans to reduce the rate of CO2 emissions from the power sector. The EPA initially applied the final rule to 47 of the contiguous states. At this time, Alaska, Hawaii, Vermont, Washington D.C. and two U.S. territories are not bound by the regulation. Alaska may be required to comply at some future date. On February 9, 2016 the U.S. Supreme Court issued a stay on the proposed EPA 111(d) regulations until the DC Circuit decides the case, or until the disposition of a petition to the Supreme Court on the issue. On September 27, 2016, the US Court of Appeals for the District of Columbia Circuit heard oral arguments challenging the legality of the Clean Power Plan. The court is expected to issue a decision this winter. The EPA 111(d) regulation, in its current form, is not expected to have a material effect on Chugach’s financial condition, results of operations, or cash flows. While Chugach cannot predict the implementation of any additional new law or regulation, or the limitations thereof, it is possible that new laws or regulations could increase capital and operating costs. Chugach has obtained or applied for all Clean Air Act permits currently required for the operation of generating facilities.

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

September 30, 2016 and 2015

9.	BELUGA RIVER UNIT

On February 4, 2016, Chugach entered into an agreement entitled, “Purchase and Sale Agreement between ConocoPhillips Alaska, Inc. and Municipality of Anchorage d/b/a Municipal Light & Power and Chugach Electric Association, Inc.” The Purchase and Sale Agreement transfers COP’s working interest in the BRU to Chugach and ML&P. The total purchase price was $148.0 million, with Chugach’s portion totaling $44.4 million. Chugach’s interest in the BRU is to reduce the cost of electric service to its retail and wholesale members by securing an additional long-term supply of natural gas to meet on-going generation requirements. The acquisition complements existing gas supplies and is expected to provide greater fuel diversity at an effective annual cost that is $2 million to $3 million less than alternative sources of gas in the Cook Inlet region.

Under the joint bid arrangement, Chugach’s ownership of COP’s working interest is 30% and ML&P’s ownership is 70%. The ownership shares include the attendant rights and privileges of all gas and oil resources, including 15,500 lease acres (8,200 in Unit / Participating Area and 7,300 held by Unit), Sterling and Beluga producing zones, and COP’s 67% working interest in deep oil resources. On April 21, 2016, the acquisition was approved by the RCA (see “Note 4 – Regulatory Matters – Beluga River Unit”) and the transaction closed on April 22, 2016.

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

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2016 and 2015

Chugach recorded the acquisition at fair value. The allocation of the purchase price is considered preliminary, pending receipt of the final valuation report which is expected by the end of 2016. The table below outlines the acquisition allocation recorded at September 30, 2016.

Amount
Utility Plant:
Proved Developed Reserves	$33,693,922
Proved Undeveloped Reserves	10,710,000
Asset Retirement Obligation	3,523,409
Utility plant	47,927,331
Cost of removal obligation	(3,523,409)
Cash Consideration	$44,403,922

Acquisition costs are recorded as deferred charges on Chugach’s balance sheet because Chugach believes it is probable the RCA will allow them to be collected through rates, and totaled $1.4 million at September 30, 2016. These charges are being amortized over the estimated life of the BRU and recognized as depreciation and amortization on Chugach’s statement of operations.

Each of the BRU participants has a right to take their interest of the gas produced. Parties that take less than their interest of the field’s output may either accept a cash settlement for their underlift or take their underlifted gas in future years. As part of the BRU acquisition, Chugach acquired 30% of COP’s underlift, which was 69,099 Mcf at acquisition and 68,354  Mcf at September 30, 2016. Chugach has opted to take the cumulative underlift in gas in the future and will record the gas as fuel expense on the statement of operations when received.

The revenue generated by Chugach’s interest in the BRU operations is primarily associated with the gas sold to ENSTAR, pursuant to the aforementioned contract due to expire December 31, 2017.  Chugach recognized revenue from the BRU in the amount of $1.8 million through September 30, 2016.

Chugach records depreciation, depletion and amortization on BRU assets based on units of production. As of September 30, 2016, Chugach lifted 1.3 Bcf resulting in approximately 25.7 Bcf remaining in Chugach’s proven developed reserves. Prior to the acquisition, COP was the contracted operator of the BRU. Following the acquisition, Hilcorp temporarily assumed operations under an agreement similar to that previously held by COP. A final operator agreement is expected during the fourth quarter of 2016. In addition to the operator fees to Hilcorp, other BRU expenses include royalty expense, interest on long-term debt, and estimated property tax. All expenses other than depreciation, depletion and amortization and interest on long-term debt are included as fuel expense on Chugach’s statement of operations. Chugach has applied and qualified for a small producer tax credit, provided by the State of Alaska, resulting in an estimate of no liability for production taxes. The revenue in excess of expenses less the allowed TIER from BRU operations is adjusted through Chugach’s fuel and purchased power adjustment process.

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2016 and 2015

10.    COMMITMENTS AND CONTINGENCIES

Contingencies

Chugach is a participant in various legal actions, rate disputes, personnel matters and claims both for and against Chugach’s interests. Management believes the outcome of any such matters will not materially impact Chugach’s financial condition, results of operations or liquidity. Chugach establishes reserves when a particular contingency is probable and calculable. Chugach has not accrued for any contingency at September 30, 2016, as it does not consider any contingency to be probable nor calculable. Chugach faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated.

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

Chugach Electric Association, Inc.

Notes to Financial Statements

September 30, 2016 and 2015

Patronage Capital

In 2007, Chugach entered into an agreement with HEA to return all of its patronage capital within five years after expiration of its power sales agreement, which was December 31, 2013. This patronage capital retirement was related to a settlement agreement associated with the 2005 Test Year General Rate Case (Docket U-06-134) and accepted by the RCA on August 7, 2007. HEA’s patronage capital was $7.9 million at September 30, 2016, and December 31, 2015, and is classified as patronage capital payable on Chugach’s balance sheet.

In an agreement reached in May 2014 with MEA, capital credits retired to MEA are classified as patronage capital payable on Chugach’s balance sheet. MEA’s patronage capital payable was $3.2 million at September 30, 2016, and December 31, 2015.

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

Chugach had been preparing for the expiration of its second wholesale power contract for some time and had taken steps to reduce costs in order to mitigate the rate impacts to its remaining customers. Despite the loss of two large wholesale power contracts, the combination of which accounted for approximately 50% of energy sales and 40% of sales revenue, the net system rate increase for Chugach’s remaining customers was approximately 20% over the three-year transition period. Chugach’s 10-year financial forecast indicates it can sustain operations and meet financial covenants without these wholesale contracts. In addition, because Chugach’s rates are established by the RCA, Chugach expects to maintain its ability to recover Chugach’s specific costs of providing service despite the loss of these customers.

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

Railbelt Grid Unification

Chugach is focused on efforts in Alaska’s Railbelt to explore the benefits of grid unification. Currently, each of the six electric utilities in the Alaska’s Railbelt own a portion of the transmission grid, as does the Alaska Energy Authority (AEA). Chugach is a proponent of following other successful business models to effectively unify the grid. Discussions on the issue led the Alaska State Legislature in 2014 to appropriate $250,000 to the RCA to explore the issue and report back to legislators. The RCA expects to analyze and review present efforts in order to assess the organizational and governance structure needed for an independent consolidated system operator. Beginning in 2016, progress reports associated with system-wide economic dispatch are required. With the support of the RCA, Chugach and several other Alaska’s Railbelt utilities are evaluating possible transmission business model opportunities and associated economic dispatch models that Chugach believes may lead to more optimal Alaska’s Railbelt-wide system operations. Chugach intends to finalize this review and evaluation in the first quarter of 2017. While Chugach cannot determine the materiality of any effect on its results of operations, financial condition, and cash flows until a business model and plan are adopted, it anticipates a positive outcome.

Fuel Supply

Chugach actively manages its fuel supply needs and currently has contracts in place to meet up to 100% of its anticipated needs through March of 2023. Chugach continues its efforts to secure long-term reliable gas supply solutions and encourages new development and continued investment in Cook Inlet. The State of Alaska’s Department of Natural Resources (DNR) published a study in September 2015, “Updated Engineering Evaluation of Remaining Cook Inlet Gas Reserves,” to provide an estimate of Cook Inlet’s gas supply. The study estimated there are 1,183 Bcf of proved and probable reserves remaining in Cook Inlet’s legacy fields. This is higher than the 2009 DNR study estimate of 1,142 Bcf. Effectively, Cook Inlet gas supply has slightly increased from 2009. The 2015 DNR estimate does not include reserves from a large gas field under development by Furie Operating Alaska, LLC (Furie) and another considered for development by BlueCrest Energy, Inc. Furie has constructed an offshore gas production platform and has begun production. The platform and other production facilities are designed for up to 200 million cubic feet (MMcf) per day. Other gas producers are actively developing gas supplies in the Cook Inlet. Chugach is encouraged with these developments but continues to explore other alternatives to diversify its portfolio.

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

Chugach had a firm gas supply contract with COP and has a firm gas supply contract with Hilcorp, see “Item 1 – FINANCIAL STATEMENTS – Note 10 – Commitments and Contingencies – Commitments – Fuel Supply Contracts”. In addition to these firm contracts, Chugach has gas supply agreements with AIX Energy LLC through March 31, 2024 (with an option to extend the term an additional 5-year period through March 31, 2029), and with Cook Inlet Energy LLC through March 31, 2018 (with an option to extend the term an additional 5-year period through March 31, 2023). Collectively, these agreements provide added diversification and optionality for Chugach to minimize costs within its gas supply portfolio.

Renewable Energy Goals

A State of Alaska Energy Policy approved by the legislature in 2010 included legislative intent that the state achieve a 15% increase in energy efficiency on a per capita basis between 2010 and 2020, receive 50% of its electric generation from renewable and alternative energy sources by 2025, work to ensure reliable in-state gas supply for residents of the state, that the state power project fund serve as the main source of state assistance for energy projects, remain a leader in petroleum and natural gas production and become a leader in renewable and alternative energy development.

The main project moving Alaska toward its renewable energy goals was to be the Susitna-Watana Hydroelectric Project on the Susitna River, approximately halfway between Anchorage and Fairbanks. The Alaska Legislature has appropriated a total of $192.1 million for AEA to plan, design, and obtain permit of the project. On December 26, 2014, the Governor of Alaska issued Administrative Order 271 suspending discretionary spending on the project. On January 8, 2015, the FERC granted AEA’s request to hold the licensing process in abeyance. On July 6, 2015, the Governor’s office authorized AEA to proceed with the Integrated Licensing Process using previously appropriated funds. In August 2015, AEA requested the FERC’s permission to resume the licensing efforts. As per the Governor’s direction on June 29, 2016, AEA has continued to work towards shutting down the project while preserving the State’s investment to date. On August 4, 2016, the Governor issued a letter to FERC requesting FERC to proceed with the Integrated Licensing Process (ILP) to the point of issuing its updated Study Plan Determination (SPD) to preserve the State’s investment in the project. On August 26, 2016, FERC responded to the Governor’s letter. FERC will proceed with the ILP to complete the SPD.

After issuing the SPD, the project will be put into abeyance as requested by the Governor. Chugach intends to continue to work with AEA and other parties on this effort.

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins increased $1.4 million, or 75.0%, during the third quarter of 2016 compared to the third quarter of 2015, primarily due to lower administrative, general and other expense.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $2.0 million, or 4.6%, in the third quarter of 2016 compared to the third quarter of 2015. This increase was primarily due to the increase in fuel expense recovered through the fuel and purchased power surcharge process.

Retail and wholesale revenue did not materially change in the third quarter of 2016 compared to the third quarter of 2015, however, miscellaneous revenue increased $1.9 million, or 135.7%, due to an increase in wheeling and BRU revenue.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to Seward contributed approximately $0.4 million to Chugach’s fixed costs for the quarters ended September 30, 2016 and 2015.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended September 30, 2016 and 2015:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2016	2015	% Variance	2016	2015	% Variance	2016	2015	% Variance
Retail
Residential	$14.2	$14.1	0.7%	$5.2	$5.0	4.0%	$19.4	$19.1	1.6%
Small Commercial	$2.5	$2.6	(3.8%)	$1.3	$1.2	8.3%	$3.8	$3.8	0.0%
Large Commercial	$10.9	$11.2	(2.7%)	$5.8	$5.7	1.8%	$16.7	$16.9	(1.2%)
Lighting	$0.4	$0.4	0.0%	$0.0	$0.0	0.0%	$0.4	$0.4	0.0%
Total Retail	$28.0	$28.3	(1.1%)	$12.3	$11.9	3.4%	$40.3	$40.2	0.2%

Wholesale
MEA	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%
SES	$0.6	$0.6	0.0%	$0.6	$0.7	(14.3%)	$1.2	$1.3	(7.7%)
Total Wholesale	$0.6	$0.6	0.0%	$0.6	$0.7	(14.3%)	$1.2	$1.3	(7.7%)

Economy	$0.0	$0.2	(100.0%)	$0.3	$0.0	100%	$0.3	$0.2	50.0%
Miscellaneous	$0.7	$0.6	16.7%	$2.6	$0.8	225.0%	$3.3	$1.4	135.7%

Total Revenue	$29.3	$29.7	(1.3%)	$15.8	$13.4	17.9%	$45.1	$43.1	4.6%

The following table summarizes kWh sales for the quarters ended September 30:

Customer	2016 kWh	2015 kWh

Retail	255,491,835	261,969,391
Wholesale	15,319,452	16,252,751
Economy Energy	0	9,556,000
Total	270,811,287	287,778,142

Base rates charged to retail and wholesale customers in the third quarter of 2016 include base rate changes effective August 15, 2016, as a result of Chugach’s return to SRF. Effectively, base rates increased 2.1% to retail customers and 4.1% to Seward, respectively, in the third quarter of 2016 compared to the same period in 2015.

Total operating expenses did not materially change in the third quarter of 2016 compared to the third quarter of 2015.

Fuel expense increased $1.8 million, or 17.8%, in the third quarter of 2016 compared to the third quarter of 2015, primarily due to a higher average effective delivered price, which was somewhat offset by a decrease in the volume of natural gas used as a result of lower energy sales. In the third quarter of 2016, Chugach used 1,917,405 Mcf of fuel at an average effective delivered price of $5.40 per Mcf. In the third quarter of 2015, Chugach used 2,203,693 Mcf of fuel at an average effective delivered price of $3.95 per Mcf.

Production expense increased $0.3 million, or 6.5%, in the third quarter of 2016 compared to the third quarter of 2015, primarily due to labor associated with maintenance at the Beluga Power Plant.

Purchased power expense decreased $1.2 million, or 28.8%, in the third quarter of 2016 compared to the third quarter of 2015, primarily due to a lower average effective price, as well as less energy purchased caused by the end of purchases from MEA’s Eklutna Generation Station (EGS). In the third quarter of 2016, Chugach purchased 40,744 megawatt hours (MWh) of energy at an average effective price of 5.77 cents per kWh. In the third quarter of 2015, Chugach purchased 46,039 MWh of energy at an average effective price of 7.80 cents per kWh.

Transmission, distribution and consumer accounts expense did not materially change in the third quarter of 2016 compared to the third quarter of 2015.

Administrative, general and other expense decreased $0.8 million, or 14.3%, in the third quarter of 2016 compared to the third quarter of 2015, primarily due to a decrease in the workers’ compensation liability.

Depreciation and amortization increased $0.7 million, or 8.0%, in the third quarter of 2016 compared to the third quarter of 2015, primarily due to the acquisition of the Beluga River Unit.

Interest on long-term and other debt and interest charged to construction did not materially change in the third quarter of 2016 compared to the third quarter of 2015.

Non-operating margins did not materially change in the third quarter of 2016 compared to the third quarter of 2015.

Current Year to Date versus Prior Year to Date

Assignable margins decreased $2.9 million, or 94.1%, in the first nine months of 2016 compared to the same period in 2015, due primarily to lower operating revenues caused by a decrease in energy sales, which was somewhat offset by decreases in administrative, general and other expense and lower depreciation and amortization expense.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased $25.8 million, or 15.6%, in the first nine months of 2016 compared to the same period in 2015.

Retail revenue increased $6.6 million, or 5.4%, in the first nine months of 2016 compared to the same period of 2015. Base revenue increased primarily due to an increase in rates charged to retail customers as a result of Chugach’s June 2014 Test Year General Rate Case and first SRF, which was somewhat offset by lower retail energy sales.

Wholesale revenue decreased $26.1 million, or 87.9%, in the first nine months of 2016 compared to the same period in 2015, due to the expiration of MEA’s interim wholesale contract.

Economy energy revenue decreased $7.9 million, or 96.3%, in the first nine months of 2016 compared to the same period in 2015 due to the expiration of GVEA’s contract at the end of the first quarter of 2015.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to Seward contributed approximately $1.0 million to Chugach’s fixed costs for the nine months ended September 30, 2016. Wholesale sales to Seward and MEA contributed approximately $1.0 million and $9.5 million, respectively, to Chugach’s fixed costs for the nine months ended September 30, 2015.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the nine months ended September 30, 2016 and 2015:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2016	2015	% Variance	2016	2015	% Variance	2016	2015	% Variance
Retail
Residential	$45.8	$42.9	6.8%	$18.4	$17.8	3.4%	$64.2	$60.7	5.8%
Small Commercial	$8.3	$7.7	7.8%	$4.5	$4.3	4.7%	$12.8	$12.0	6.7%
Large Commercial	$32.1	$30.5	5.2%	$18.6	$17.9	3.9%	$50.7	$48.4	4.8%
Lighting	$1.2	$1.2	0.0%	$0.1	$0.1	0.0%	$1.3	$1.3	0.0%
Total Retail	$87.4	$82.3	6.2%	$41.6	$40.1	3.7%	$129.0	$122.4	5.4%

Wholesale
MEA	$0.0	$12.8	(100.0%)	$(0.1)	$13.3	(100.8%)	$(0.1)	$26.1	(100.4%)
SES	$1.6	$1.5	6.7%	$2.1	$2.1	0.0%	$3.7	$3.6	2.8%
Total Wholesale	$1.6	$14.3	(88.8%)	$2.0	$15.4	(87.0%)	$3.6	$29.7	(87.9%)

Economy	$0.0	$0.9	(100.0%)	$0.3	$7.3	(95.9%)	$0.3	$8.2	(96.3%)
Miscellaneous	$1.7	$1.7	0.0%	$5.4	$3.8	42.1%	$7.1	$5.5	29.1%

Total Revenue	$90.7	$99.2	(8.6%)	$49.3	$66.6	(26.0%)	$140.0	$165.8	(15.6%)

The following table summarizes kWh sales for the nine months ended September 30:

Customer	2016 kWh	2015 kWh

Retail	804,456,166	826,000,244
Wholesale	44,850,709	320,195,493
Economy Energy	0	105,721,000
Total	849,306,875	1,251,916,737

Base rates charged to retail and wholesale customers in the first nine months of 2016 include base rate changes effective May 1, 2015, as a result of Chugach’s June 2014 Test Year General Rate Case and base rate changes effective August 15, 2016, as a result of Chugach’s return to SRF. Effectively, base rates increased 9.1% to retail customers and 9.5% to Seward, respectively, in the first nine months of 2016 compared to the same period in 2015.

Total operating expenses decreased $22.5 million, or 15.3%, in the first nine months of 2016 over the same period in 2015.

Fuel expense decreased $15.4 million, or 29.0%, in the first nine months of 2016 compared to the same period in 2015, primarily due to a decrease in the volume of natural gas used as a result of the expiration of contracts with MEA and GVEA, which was somewhat offset by a higher average effective price delivered. In the first nine months of 2016, Chugach used 6,057,602 Mcf of fuel at an average effective delivered price of $5.48 per Mcf. In the first nine months of 2015, Chugach used 10,400,915 Mcf of fuel at an average effective delivered price of $4.72 per Mcf.

Production expense did not materially change in the first nine months of 2016 compared to the same period in 2015.

Purchased power expense decreased $4.4 million, or 28.0%, in the first nine months of 2016 compared to the same period in 2015, primarily due to a decrease in energy purchased from MEA’s EGS, which was somewhat offset by a higher average effective price. In the first nine months of 2016, Chugach purchased 125,184 MWh of energy at an average effective price of 7.41 cents per kWh. In the first nine months of 2015, Chugach purchased 245,016 MWh of energy at an average effective price of 5.54 cents per kWh.

Transmission, distribution and consumer accounts expense did not materially change in the first nine months of 2016 compared to the first nine months of 2015.

Administrative, general and other expense decreased $0.9 million, or 5.1%, in the first nine months of 2016 compared to the same period in 2015, primarily due to a decrease in the workers’ compensation liability.

Depreciation and amortization expense, interest on long-term and other debt and interest charged to construction did not materially change in the first nine months of 2016 compared to the same period in 2015.

Non-operating margins did not materially change in the first nine months of 2016 compared to the same period of 2015.

Financial Condition

Assets

Total assets increased $41.9 million, or 5.3%, from December 31, 2015, to September 30, 2016. Increases in net utility plant, fuel stock, prepayments and deferred charges, were somewhat offset by decreases in accounts receivable and materials and supplies over the same period. Net utility plant increased $42.6 million, or 6.3%, due to the acquisition of the BRU and fuel stock increased $1.4 million, or 20.3%, due to the transfer of fuel to the fuel storage facility. Prepayments increased $1.6 million, or 108.4%, due to the prepayment of property insurance and deferred charges increased $1.7 million, or 9.9%, primarily due to BRU acquisition costs and project studies and initiatives. Accounts receivable decreased $0.9 million, or 3.1%, primarily due to a decrease in energy sales from December 31, 2015 and materials and supplies decreased $1.3 million, or 4.6%, due primarily to materials used for projects.

Liabilities and Equity

Total liabilities, equities and margins increased $41.9 million, or 5.3%, from December 31, 2015 to September 30, 2016. Increases in commercial paper and cost of removal obligation were somewhat offset by decreases in accounts payable, accrued interest and other liabilities over the same period. Commercial paper increased $45.2 million, or 226%, due primarily to the funds used to extinguish long-term debt and the semi-annual interest payment on the 2011 and 2012 Series A Bonds. Cost of removal obligation increased $5.8 million, or 11.1%, primarily due to the ARO liability assumed as part of the BRU acquisition. Accounts payable decreased $1.2 million, or 12.2%, due to the timing of cash payments and accrued interest decreased $4.8 million, or 81.5%, due to the semi-annual interest payment on the 2011 and 2012 Series A Bonds. Other liabilities decreased $1.2 million, or 14.7%, due to a decrease in the underground ordinance payable caused by the completion of undergrounding projects.

LIQUIDITY AND CAPITAL RESOURCES

Summary

Chugach ended the first nine months of 2016 with $3.7 million of cash and cash equivalents, down from $15.6 million at December 31, 2015. At September 30, 2016, Chugach also had $8.9 million in marketable securities and investments - other, which had been moved from cash and cash equivalents early in September. Chugach did not utilize its $50.0 million line of credit maintained with NRUCFC in the nine months ended September 30, 2016, therefore, this line of credit had no outstanding balance and the available borrowing capacity under this line was $50.0 million at September 30, 2016. Chugach issued commercial paper in the nine months ended September 30, 2016 and had $65.2 million of commercial paper outstanding at September 30, 2016, thus the available borrowing capacity under the commercial paper program at September 30, 2016, was $84.8 million.

Cash equivalents consist of all highly liquid debt instruments, with a maturity of three months or less when purchased, and a concentration account with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes Chugach’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2016 and 2015.

	2016	2015
Total cash provided by (used in):

Operating activities	$21,228,716	$38,564,804
Investing activities	(79,104,771)	(21,198,504)
Financing activities	45,967,420	(17,897,926)

Decrease in cash and cash equivalents	$(11,908,635)	$(531,626)

Operating Activities

Cash provided by operating activities was $21.2 million for the nine months ended September 30, 2016, compared with $38.6 million for the nine months ended September 30, 2015. The decrease in cash provided by operating activities in the first nine months of 2016 from the same period in 2015 was primarily due to the expiration of the MEA and GVEA contracts in 2015. These resulted in a decrease in cash provided by accounts receivable, as well as an increase in cash used associated with natural gas primarily for operations and from the fuel storage facility. Cash used for deferred acquisition costs and the refund associated with the over-collection of fuel through the fuel and purchased power adjustment process also contributed to the decrease.

Investing Activities

Cash used in investing activities was $79.1 million for the nine months ended September 30, 2016, compared with $21.2 million for the nine months ended September 30, 2015. The change in cash used in investing activities was primarily due to Chugach’s investment in the BRU and marketable securities and investments - other, as well as, extension and replacement of plant primarily due to distribution substation projects.

Capital construction through September 30, 2016, was $26.5 million and is estimated to be $30.2 million for the full year. Once funding from other sources is collected, the total cash requirement is estimated to be $23.7 million for 2016. Capital improvement expenditures are expected to decrease during the fourth quarter as the construction season ends.

Financing Activities

Cash provided by financing activities was $46.0 million for the nine months ended September 30, 2016, compared to cash used of $17.9 million for the nine months ended September 30, 2015. The change in cash provided by financing activities was primarily due to the proceeds from the 2016 CoBank Note used to finance the BRU acquisition.

Sources of Liquidity

Chugach satisfies its operational and capital cash requirements through internally generated funds, a $50.0 million line of credit from NRUCFC and a $150.0 million commercial paper program. At September 30, 2016, there was no outstanding balance on the NRUCFC line of credit and $65.2 million of outstanding commercial paper. At September 30, 2016, the available borrowing capacity under Chugach’s line of credit with NRUCFC was $50.0 million and the available commercial paper capacity was $84.8 million.

Commercial paper can be repriced between one day and 270 days. The average commercial paper balance for the nine months ended September 30, 2016, was $36.9 million with a corresponding weighted average interest rate of 0.62%. The maximum amount of outstanding commercial paper for the nine months ended September 30, 2016, was $81.0 million.

The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding monthly weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate
January 2016	$16.1	0.61
February 2016	$16.9	0.60
March 2016	$30.5	0.60
April 2016	$55.1	0.60
May 2016	$78.2	0.60
June 2016	$76.0	0.62
July 2016	$47.3	0.66
August 2016	$54.2	0.63
September 2016	$60.0	0.65

At September 30, 2016, Chugach had a term loan facility with CoBank. Loans made under these facilities are evidenced by the 2016 CoBank Note, which is governed by the Second and Amended and Restated Master Loan Agreement dated June 30, 2016 and secured by the Indenture.

At September 30, 2016, Chugach had the following outstanding with this facility:

	Principal Balance	Interest Rate at September 30, 2016	Maturity Date	Principal Payment Dates

2016 CoBank Note	$44,688,000	2.58%	2031	2016-2031

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

CRITICAL ACCOUNTING POLICIES

As of September 30, 2016, there have been no significant changes in Chugach’s critical accounting policies as disclosed in Chugach’s 2015 Annual Report on Form 10-K. These policies include electric utility regulation and unbilled revenue.

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

Since January 1, 2007, transformer manufacturers have been required to meet the DOE efficiency levels as defined by the Energy Act for all “Distribution Transformers.” As of January 1, 2016, the specific efficiency levels are increasing from the original “TP1” levels to the new “DOE-2016” levels. All new transformers are DOE-2016 compliant. At this time a small increase in capital costs is anticipated along with a reduction in energy losses.

The Clean Air Act and Environmental Protection Agency (EPA) regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants. New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs. On August 3, 2015, the EPA released the final 111(d) regulation language aimed at reducing emissions of carbon dioxide (CO2) from existing power plants that provide electricity for utility customers. In the final rule, the EPA took the approach of making individual states responsible for the development and implementation of plans to reduce the rate of CO2 emissions from the power sector. The EPA has initially applied the final rule to 47 of the contiguous states. At this time, Alaska, Hawaii, Vermont, Washington D.C. and two U.S. territories are not bound by the regulation. Alaska may be required to comply at some future date. On February 9, 2016 the U.S. Supreme Court issued a stay on the proposed EPA 111(d) regulations until the DC Circuit decides the case, or until the disposition of a petition to the Supreme Court on the issue. On September 27, 2016, the US Court of Appeals for the District of Columbia Circuit heard oral arguments challenging the legality of the Clean Power Plan.  The court is expected to issue a decision this winter. The EPA 111(d) regulation, in its current form, is not expected to have a material effect on Chugach’s financial condition, results of operations, or cash flows. While Chugach cannot predict the implementation of any additional new law or regulation, or the limitations thereof, it is possible that new laws or regulations could increase capital and operating costs. Chugach has obtained or applied for all Clean Air Act permits currently required for the operation of generating facilities.

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

Interest Rate Risk

At September 30, 2016, short- and long- term debt was comprised of the 2011 and 2012 Series A Bonds, the 2016 CoBank Note and outstanding commercial paper.

The interest rates of the 2011 Series A Bonds, 2012 Series A Bonds, and 2016 CoBank Note are fixed and set forth in the table below with the carrying value and fair value (dollars in millions) at September 30, 2016.

	Maturing	Interest Rate	Carrying Value	Fair Value
2011 Series A, Tranche A	2031	4.20%	$67,500	$69,992
2011 Series A, Tranche B	2041	4.75%	154,167	169,702
2012 Series A, Tranche A	2032	4.01%	60,000	61,588
2012 Series A, Tranche B	2042	4.41%	95,000	102,245
2012 Series A, Tranche C	2042	4.78%	50,000	56,352
2016 CoBank Note	2031	2.58%	44,688	43,223
Total			$471,355	$503,102

Chugach is exposed to market risk from changes in interest rates associated with its credit facility. Chugach’s credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the London Interbank Offered Rate (LIBOR). At September 30, 2016, Chugach had $65.2 million of commercial paper outstanding. A 100 basis-point rise in interest rates would increase interest expense by approximately $0.7 million, and up to a 100 basis-point decline in interest rates would decrease interest expense by approximately $0.4 million, based on $65.2 million of variable rate debt outstanding at September 30, 2016.

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

Changes in Internal Control Over Financial Reporting

On April 22, 2016, we completed the acquisition of the BRU. In connection with the acquisition, Chugach is evaluating and, where necessary, will implement changes in internal controls and procedures. This process may result in additions or changes to our internal control over financial reporting. There were no other changes in Chugach’s internal controls over financial reporting identified in connection with the evaluation that occurred during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

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

On June 27, 2016, the RCA issued Order U-15-081(11) resolving the outstanding issues related to transmission and ancillary services. On July 15, 2016, Chugach submitted updated tariff sheets and supporting exhibits for the calculation of transmission and ancillary service rates. On August 23, 2016, the RCA approved final rates contained in Chugach’s July 15, 2016, compliance filing. A final order closing the docket was issued on October 6, 2016. See “Item 1 FINANCIAL STATEMENTS – Note 4 – Regulatory Matters – June 2014 Test Year General Rate Case.”

On July 1, 2016, Chugach returned to the SRF process filing its first energy and demand rate adjustment, with rates effective August 15, 2016. This filing was subsequently approved by the RCA on August 12, 2016. On August 29, 2016, submitted its second filing. See “Item 1 FINANCIAL STATEMENTS – Note 4 – Regulatory Matters – Simplified Rate Filing.”

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

Financing

On June 13, 2016, Chugach replaced the $100 million unsecured Credit Agreement, amended and extended on June 29, 2012, and due to expire on November 17, 2016. The new Credit Agreement is a $150 million senior unsecured credit facility under which Chugach may borrow funds necessary for general corporate purposes, to issue standby letters of credit or to pay amounts due under short-term promissory notes (commercial paper) issued by Chugach, in the event of a disruption in the commercial paper markets. The new Credit Agreement is due to expire on June 13, 2021.

On June 30, 2016, Chugach entered into the Master Loan Agreement with respect to a $45.6 million term loan with CoBank, ACB, due April 30, 2031. The Master Loan Agreement was entered into for the purpose of repaying outstanding commercial paper used to finance Chugach’s investment in the Beluga River Unit. Under the Master Loan Agreement, the term loan bears an interest rate of 2.58% per annum. Interest is paid quarterly each January 20, April 20, July 20, and October 20, and commenced on July 20, 2016. Principal is paid in quarterly installments and began July 20, 2016.

On July 13, 2016, Chugach used commercial paper to pay down the outstanding balance on its 2011 CoBank Note. Chugach is expected to continue to issue commercial paper in 2016, as needed, however, the requirement for short-term borrowing has decreased.

Credit Ratings

In April 2016, Fitch Ratings assigned an “A” (Stable) rating on Chugach’s implied senior unsecured obligations.

For information regarding additional risk factors, refer to Item 1A of Chugach’s Annual Report on Form 10-K for the year ended December 31, 2015. Except as noted above, these risk factors have not materially changed as of September 30, 2016.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

Effective July 17, 2016, Lee D. Thibert, 61, began his appointment as Chugach’s Chief Executive Officer, as previously disclosed to the SEC on the Current Report on Form 8-K dated February 25, 2016.

ITEM 6.  EXHIBITS

First Amendment to Revolving Line of Credit Agreement between the Registrant and National Rural Utilities Finance Corporation (NRUCFC) dated effective October 7, 2016

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Lee D. Thibert
Lee D. Thibert
Chief Executive Officer

By:	/s/ Sherri L. Highers
Sherri L. Highers
Chief Financial Officer

Date:	November 11, 2016

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description
10.47.4

First Amendment to Revolving Line of Credit Agreement between the Registrant and National Rural Utilities Finance Corporation (NRUCFC) dated effective October 7, 2016. Incorporated by reference to the Registrant’s Form 8-K dated October 7, 2016.

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