Form 10-K
period 2016-12-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2017-03-27
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2016

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

2016 Form 10-K Annual Report

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

Chugach is one of the largest electric utilities in Alaska. We are engaged in the generation, transmission and distribution of electricity in the Anchorage and upper Kenai Peninsula areas. Chugach is on an interconnected regional electrical system referred to as the Alaska Railbelt, a 400-mile-long area stretching from the coastline of the southern Kenai Peninsula to the interior of the state, including Alaska’s largest cities, Anchorage and Fairbanks. Neither Chugach nor any other electric utility in Alaska’s Railbelt has any connection to the electric grid of the continental United States or Canada. Our principal executive offices are located at 5601 Electron Drive, Anchorage, Alaska 99518. Our telephone number is (907) 563-7494.

Chugach is a rural electric cooperative that is exempt from federal income taxation as an organization described in Section 501(c)(12) of the Internal Revenue Code (Code). Chugach’s hydroelectric project is licensed by the Federal Energy Regulatory Commission (FERC). As such, Chugach is subject to FERC reporting requirements and our accounting records conform to the Uniform System of Accounts as prescribed by FERC. In lieu of state and local ad valorem, income and excise taxes, Alaska electric cooperatives must pay a gross revenue tax to the State of Alaska at the rate of $0.0005 per kilowatt-hour (kWh) of electricity sold in the retail market during the preceding year. This tax is collected monthly and remitted annually. In addition, we currently collect a regulatory cost charge (RCC) of $0.000675 per kWh of retail electricity sold. The RCC is assessed to fund the operations of the Regulatory Commission of Alaska (RCA) and is collected monthly and remitted to the State of Alaska quarterly. We also collect sales tax on retail electricity sold to consumers in Whittier, seasonally (April through September), and in the Kenai Peninsula Borough, monthly. This tax is remitted to the City of Whittier monthly and to the Kenai Peninsula Borough quarterly. These taxes are a direct pass-through to consumer bills and therefore do not impact our margins.

We had 288 employees as of March 3, 2017. Approximately 70% of our employees are members of the International Brotherhood of Electrical Workers (IBEW). Chugach has three Collective Bargaining Unit Agreements (CBA) with the IBEW. We also have an agreement with the Hotel Employees and Restaurant Employees (HERE). All three IBEW CBA have been renewed through June 30, 2021. The three CBA provide for wage and pension contribution increases in all years and include health and welfare premium cost sharing provisions. The HERE contract was renewed through June 30, 2021, and provides for wage, pension contribution, and health and welfare contribution increases in all years. We believe our relationship with our employees is good.

Our members are the consumers of the electricity sold by us. As of December 31, 2016, we had one wholesale customer, 68,215 retail members, and 83,855 service locations, including idle services. No individual retail customer accounts for more than ten percent of our revenue. Our customers’ requirements for capacity and energy generally peak in fall and winter as home heating and lighting needs rise and then decline in the spring and summer as the weather becomes milder and daylight hours increase.

We supply power to the City of Seward (Seward) as a wholesale customer, and provided most of the power requirements of Matanuska Electric Association, Inc. (MEA) through the expiration of their contract on April 30, 2015. Through March 31, 2015, we sold economy (non-firm) energy to Golden Valley Electric Association, Inc. (GVEA), which used that energy to serve its own load.

Our customers are billed on a monthly basis per a tariffed rate for electrical power consumed during the preceding period. Billing rates are approved by the RCA, see “Item 1 – Business – Rate Regulation and Rates.” Base rates (derived on the basis of historic cost of service including margins) are established to generate revenues in excess of current period costs in any year and such excess is designated on our Consolidated Statements of Operations and Changes in Equities and Margins as “assignable margins.” Retained assignable margins are designated on our balance sheet as “patronage capital” that is assigned to each member on the basis of patronage. Patronage capital is held for the account of the members without interest and returned when the Chugach Board of Directors deems it appropriate to do so.

In 2016, we had 531.2 megawatts (MW) of installed generating capacity (rated capacity) provided by 16 generating units at our five owned power plants: Beluga Power Plant, International Station Power Plant (historically known as “IGT”), Cooper Lake Hydroelectric Project, Southcentral Power Project (SPP), in which we own a 70% interest, and Eklutna Hydroelectric Project, in which we own a 30% interest. Of the 531.2 MW of installed generating capacity, approximately 87% was fueled by natural gas. The rest of our owned generating resources were hydroelectric facilities. In 2016, 77% of Chugach’s power, including purchased power, was generated from gas. Of that gas-fired generation, 88% took place at SPP and 9% took place at Beluga. The SPP furnishes up to 200.2 MW of capacity; Chugach owns 70% of this plant’s output and Anchorage Municipal Light & Power (ML&P) owns the remaining 30%. The Bradley Lake Hydroelectric Project, which is not owned by Chugach, provides up to 27.4 MW, as currently operated, for our retail customers and up to 0.9 MW for our remaining wholesale customer. For more information concerning Bradley Lake, see “Item 2 – Properties – Other Property – Bradley Lake.” In addition, we purchase up to 17.6 MW from Fire Island Wind, LLC (FIW), annually. We operate 1,719 miles of distribution line and 434 miles of transmission line, which includes Chugach’s share of the Eklutna transmission line. For the year ended December 31, 2016, we sold 1.2 billion kWh of electrical power.

Customer Revenue from Sales

2016 Revenue
46%
5%
1%
3%
45%
Retail
Commercial
Seward
Economy energy/other
Miscellaneous

2016 MWh Sales
42%
51%
5%
2%
Retail
Commercial
Seward
Economy energy/other

Economy energy/other includes sales to GVEA, MEA and ML&P.

Retail Service Territory

Our retail service area covers most of Anchorage, excluding downtown Anchorage, as well as remote mountain areas and villages. The service area ranges from the northern Kenai Peninsula westward to Tyonek, including Fire Island, and eastward to Whittier.

Retail Customers

As of December 31, 2016, we had 68,215 members receiving power from 83,855 services, including idle services (some members are served by more than one service). Our customers are a mix of urban and suburban. The urban nature of our customer base means that we have a relatively high customer density per line mile. Higher customer density means that fixed costs can be spread over a greater number of customers. As a result of lower average costs attributable to each customer, we benefit from a greater stability in revenue, as compared to a less dense distribution system in which each individual customer would have a more significant impact on operating results. For the past five years no retail customer accounted for more than ten percent of our revenues. The revenue contributed by retail customers for the years ended December 31, 2016, 2015 and 2014 is discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Year ended December 31, 2016, compared to the year ended December 31, 2015, and the year ended December 31, 2015, compared to the year ended December 31, 2014 – Revenues.”

Wholesale Customers

We are the principal supplier of power to Seward under a wholesale power contract. We were the principal supplier of power to MEA through April 30, 2015. Our wholesale power contracts, including the fuel and purchased power components, contributed $4.9 million, $30.9 million, and $75.5 million in revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

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

On December 22, 2014, Chugach entered into a Dispatch Services Agreement with MEA to provide electric and natural gas dispatch services for EGS, electric dispatch services for MEA’s share of the Bradley Lake Hydroelectric Project and electric dispatch coordination services for MEA’s share of the Eklutna Hydroelectric Project effective on or about April 1, 2015. The Dispatch Services Agreement was in effect through March 31, 2016.

On March 31, 2015, Chugach entered into a Memorandum of Understanding (MOU) with MEA to extend the Interim Power Sales Agreement for one month while MEA continued to prepare its EGS and supervisory control and data acquisition (SCADA) system for commercial operation. This MOU also delayed the implementation of the Dispatch Services Agreement to May 1, 2015. The Interim Power Sales Agreement with MEA expired on April 30, 2015. Wholesale power sales to MEA represented approximately 0%, 17%, and 33% of Chugach’s total energy sales for the years ended December 31, 2016, 2015, and 2014, respectively.

In an agreement reached in May of 2014 with MEA, capital credits retired to MEA are classified as patronage capital payable on Chugach’s Balance Sheet. MEA’s patronage capital payable was $4.1 million and $3.2 million at December 31, 2016, and 2015, respectively.

Seward

We currently provide nearly all the power needs of the City of Seward. Sales to Seward represented approximately 5%, 4%, and 3% of Chugach’s total energy sales for the years ended December 31, 2016, 2015, and 2014, respectively. We entered into the 2006 Agreement for the Sale and Purchase of Electric Power and Energy between Chugach Electric Association, Inc. and the City of Seward (2006 Agreement), effective June 1, 2006. The 2006 Agreement contains an evergreen clause providing for an automatic five-year extension unless written notice is provided at least one year prior to the expiration date. Neither Chugach nor Seward provided written notice to terminate as both utilities desired to extend the term of the agreement.

On June 2, 2016, Chugach submitted an updated listing of its special contracts to reflect the extension of the expiration date of the 2006 Agreement from December 31, 2016, to December 31, 2021. On July 18, 2016, the RCA approved the filing.

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

Economy Customers

Periodically, Chugach sells available generation, in excess of its own needs, to other electric utilities. Sales are made under the terms and conditions of Chugach’s economy energy sales tariff. The price includes the cost of fuel, variable operations and maintenance expense, wheeling charges and a margin.

From 1989 through March 31, 2015, we sold, under contract, economy (non-firm) energy to GVEA, which used that energy to serve its own loads. During 2016, we continued to make non-firm, economy energy sales to GVEA on an as needed basis. Non-firm sales to GVEA were 25,000 MWh, 96,259 MWh and 358,988 MWh for 2016, 2015, and 2014, respectively.

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

The Second Amended and Restated Indenture of Trust (the Indenture), which became effective January 20, 2011, governs all of our outstanding bonds and requires us to set rates expected to yield margins for interest equal to at least 1.10 times total interest expense. The Second Amended and Restated Master Loan Agreement with CoBank, ACB (CoBank) which became effective June 30, 2016, also requires Chugach to establish and collect rates reasonably expected to yield margins for interest equal to at least 1.10 times total interest expense. The Credit Agreement with National Rural Utilities Cooperative Finance Corporation (NRUCFC), KeyBank National Association, Bank of America, N.A., and CoBank, which governs the unsecured credit facility Chugach may use to meet its obligations under its commercial paper program, also requires Chugach to maintain a minimum margins for interest of at least 1.10 times interest charges for each fiscal year.

For the years ended December 31, 2016, 2015 and 2014, our Margins for Interest/Interest (MFI/I) was 1.27, 1.29, and 1.28, respectively. For the same periods, our TIER was 1.27, 1.30, and 1.29, respectively.

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

Sales Forecasts

The following table sets forth our projected sales forecasts for the next five years:

Sales (MWh)	2017	2018	2019	2020	2021
Retail	1,093,147	1,082,901	1,072,072	1,061,351	1,064,005
Wholesale	58,259	58,889	58,300	57,717	57,861
Total	1,151,406	1,141,790	1,130,372	1,119,068	1,121,866

Energy sales are expected to slightly decline due to slow economic growth and progress in energy efficiency and conservation from 2017 to 2020. These projections are based on assumptions that management believes to be reasonable as of the date the projections were made. The occurrence of a significant change in any of the assumptions could affect a change in the projected sales forecast.

Item 1A – Risk Factors

Chugach’s consolidated financial results will be impacted by weather, the economy of our service territory, fuel availability and prices, and the decisions of regulatory agencies. Our creditworthiness will be affected by national and international monetary trends, general market conditions and the expectations of the investment community, all of which are largely beyond our control. In addition, the following statements highlight risk factors that, in the view of management, may significantly affect our consolidated financial condition, results of operations and cash flows. This discussion is not exhaustive. You may view risks differently than we do, or there may be other risks and uncertainties which you consider important which are not discussed. These risks, whether discussed below or those unknown, could negatively affect our business operations and financial condition.  The statements below must be read together with factors discussed elsewhere in this document and in our other filings with the SEC.

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

On June 30, 2016, Chugach entered into the Second Amended and Restated Master Loan Agreement with respect to a $45.6 million term loan with CoBank, ACB, due April 30, 2031. This agreement was entered into for the purpose of repaying outstanding commercial paper used to finance Chugach’s investment in the Beluga River Unit. The term loan bears an interest rate of 2.58% per annum. Interest and principal is paid quarterly and commenced on July 20, 2016.

On July 13, 2016, Chugach used commercial paper to pay down the outstanding balance on its 2011 CoBank Note. Chugach is expected to continue to issue commercial paper in 2017, as needed.  For additional information concerning our Commercial Paper Program, see  “Item 8 – Financial Statements and Supplementary Data – Note 11 – Debt – Commercial Paper.”

No assurance can be given that Chugach will be able to continue to access the commercial paper market. If Chugach were unable to access that market, the Credit Agreement would effectively replace Chugach’s commercial paper program. Global financial markets and economic conditions have been volatile due to a variety of factors. As a result, the cost of raising money in the debt capital markets could increase while the availability of funds from those markets could diminish.

Credit Ratings

Changes in our credit ratings could affect our ability to access capital. We maintain a rating from Standard & Poor's Rating Services (S&P) and Fitch Ratings (Fitch) of "A-" (Stable) and "A" (Stable), respectively. S&P and Moody's currently rate our commercial paper at "A-1" and "P-2", respectively. If these agencies were to downgrade our ratings, particularly below investment grade, our commercial paper rates could increase immediately and we may be required to pay higher interest rates on financings which we need to undertake in the future. Additionally our potential pool of investors and funding sources could decrease.

War, acts and threats of terrorism, sabotage, cyber security breach, natural disaster, and other significant events could adversely affect our operations

We cannot predict the impact that any future terrorist attacks, sabotage, or natural disaster may have on the energy industry in general, or on our business in particular. Any such event may affect our operations in unpredictable ways, such as changes in insurance markets. Furthermore, electric generation, transmission and distribution facilities could be direct targets of, or indirect casualties of, an act of terror, sabotage, or cyber security breach. Chugach has not experienced any disruptions or significant costs associated with intentional attacks or unauthorized access to any of our systems. While Chugach has numerous programs in place to safeguard our operating systems and the personal information of our customers and employees, the physical or cyber security compromise of our facilities could adversely affect our ability to manage our facilities effectively.

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

On December 14, 2016 the Chugach Board of Directors approved a prepayment of $7.9 million to the NRECA Retirement Security plan. Using the low interest rate environment, this prepayment will mitigate the impact of future contribution increases and will lower annual budgetary impacts of current contributions over an eleven year term.

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

Fuel Supply

In 2016, 77% of our power was generated from natural gas. Our primary sources of natural gas in 2016 were Hilcorp ConocPhillips, ML&P, and Chugach’s 10% share of the Beluga River Unit. Chugach currently has gas contracts in place to fill up to 100% of Chugach’s needs through March 31, 2023. Chugach also has agreements with Cook Inlet Energy (CIE), AIX Energy, LLC, and ML&P which provide a structure to purchase supplemental gas, adding diversity in Chugach’s sources of natural gas to meet system load requirements.

On April 21, 2016, the RCA approved the acquisition of the Beluga River Unit effective January 1, 2016, as discussed in “Item 8 - Financial Statements and Supplementary Data – Note 5 – Regulatory Matters – Beluga River Unit and Note 15 – Beluga River Unit.” The acquisition complements existing gas supplies and is expected to provide greater fuel diversity at an effective annual cost that is $2 million to $3 million less than alternative sources of gas in the Cook Inlet region.

The acquisition is expected to provide gas to meet Chugach’s on-going generation requirements over an approximate 18-year period. Gas associated with the acquisition is expected to provide about 15% of Chugach’s gas requirements through 2033, although actual gas quantities produced are expected to vary on a year-by-year basis.

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

The Alaska Gasline Development Corporation (AGDC) is investigating a project to deliver North Slope gas to Southcentral Alaska for export. AGDC expects to complete the FERC license application and assess gas markets by mid-2018. The gas pipeline is expected to include off-take points to allow for the opportunity for future in-state deliveries of natural gas. If the project moves forward, the pipeline is expected to be completed in the mid 2020’s.

Cook Inlet Natural Gas Storage Alaska (CINGSA) began service April 1, 2012. The facility ensures local utilities, including Chugach, have gas available to meet deliverability requirements during peak periods and store gas during low demand periods. The RCA approved inception rates and a tariff for the CINGSA facility on January 31, 2011, and a Firm Storage Service (FSS) Agreement between the seller and Chugach in July of 2011. Injections into the facility began in 2012. Chugach's share of the capacity was 1.7 Bcf in 2016. Chugach is entitled to withdraw gas at a rate of up to 35 million cubic feet (MMcf) per day.

Recovery of Fuel and Purchased Power Costs

The RCA approved inclusion of all fuel and transportation costs related to our current contracts in the calculation of Chugach’s fuel and purchased power adjustment process which will ensure, in advance, that costs incurred under the contracts can be recovered from Chugach’s customers. The fuel and purchased power adjustment process collects under-recoveries and refunds over-recoveries from prior periods with minimal regulatory lag. Chugach's fuel and purchased power adjustment process includes quarterly filings with the RCA, which set the rates on projected costs, sales and system operations for the quarter. Any under- or over-recovery of costs is incorporated into the following quarterly filing. Chugach over-recovered $3.8 million and $5.1 million at December 31, 2016, and 2015, respectively. To the extent the regulated fuel and purchased power adjustment process does not provide for the timely recovery of costs, Chugach could experience a material negative impact on its cash flows. Chugach has line of credit and commercial paper borrowing capacity to mitigate this risk.

Regulatory

Chugach’s billing rates are approved by the RCA. Chugach filed its June 2014 General Rate Case on February 13, 2015, to reflect revenue and cost changes resulting from the April 30, 2015, expiration of the 2015 Interim Power Sales Agreement between MEA and Chugach. Chugach requested a system base rate increase of approximately $21.3 million on total base rate revenues. The RCA issued Order U-15-081(1) on April 30, 2015, suspending the filing and granting Chugach’s request for interim and refundable rate increases effective May 1, 2015. On May 2, 2016, the RCA issued Order U-15-081(8) accepting a stipulation between Chugach and the Attorney General (AG). On May 20, 2016, Chugach submitted updated revenue requirement, cost of service and tariffs reflecting the results of the stipulation, with proposed final rates effective July 5, 2016, which were subsequently approved by the RCA.

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

On July 1, 2016, Chugach returned to the SRF process filing its first energy and demand rate adjustment, with rates effective August 15, 2016. This filing was subsequently approved by the RCA on August 12, 2016. Chugach submitted its June 2016 and September 2016 test year SRFs with the RCA on August 29, 2016, and December 1, 2016, respectively, as informational filings with no changes to the demand and energy rates. See “Item 8 - Financial Statements and Supplementary Data – Note 5 – Regulatory Matters – Simplified Rate Filings.”

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

Green House Gas Regulations, Carbon Emission and Climate Change

Uncertainty remains regarding the impacts of potential regulations regarding greenhouse gases (GHG), carbon emissions, and climate change on Chugach’s operations. The United States Environmental Protection Agency (EPA) is moving forward with regulations that seek to limit carbon emissions in the United States. Power plants are the single largest source of carbon emissions in the United States. On August 3, 2015, the EPA released the final 111(d) regulation aimed at reducing emissions of carbon dioxide (CO2) from existing power plants. Alaska is not bound by the 111(d) regulation, however Alaska may be required to comply at some future date. On February 9, 2016 the U.S. Supreme Court issued a stay on the proposed EPA 111(d) regulations until the DC Circuit decides the case, or until the disposition of a petition to the Supreme Court on the issue. On September 27, 2016, the US Court of Appeals for the District of Columbia Circuit heard oral arguments challenging the legality of the Clean Power Plan. The court is expected to issue a decision in the near future. The EPA 111(d) regulation, in its current form, is not expected to have a material effect on Chugach’s financial condition, results of operations, or cash flows.

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

Other Environmental Regulations

Since January 1, 2007, transformer manufacturers have been required to meet the United States Department of Energy (DOE) efficiency levels as defined by the Energy Act of 2005 (Energy Act) for all “Distribution Transformers.” As of January 1, 2016, the specific efficiency levels are increasing from the original “TP1” levels to the new “DOE-2016” levels. All new transformers are DOE-2016 compliant. At this time a small increase in capital costs is anticipated along with a reduction in energy losses.

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

Aging Plant

Many of our facilities were constructed over 30 years ago and, as a result, may require significant capital expenditures to maintain efficiency and reliability. As plant equipment ages, the potential for operational issues such as unscheduled outages increases which could negatively impact our cost of electric service. With the addition of the SPP generating facility which began operation in 2013, we are able to significantly reduce the reliance on some of the older facilities. The older units are used for peaking, and, in the future, may be primarily used as a reserve. Mitigating the aging risk is Chugach’s experienced work force, extensive maintenance program, and predictive maintenance measures. Also mitigating the risk of significant unanticipated capital expenditures associated with generation maintenance is a long-term service agreement smoothing major maintenance costs for our largest power producer, SPP. Additionally, we are working to establish the Power Pooling and Joint Dispatch Agreement which will allow us to buy power from other utilities if it is more efficient and economical than generating it on our own.

Distributed Generation

Distributed generation technologies, such as combined heat and power, solar cells, micro turbines, fuel cells, batteries, and wind turbines currently exist or are in development. Significant technological advancements or positive perceptions regarding the environmentally friendly benefits of self-generation and distributed energy technologies could lead to the adoption of these technologies by our members. Increased adoption of these technologies could reduce demand for electricity and the pool of customers from whom we recover fixed costs. This could have a negative impact on our business, financial condition, or cost of electric service.

Constraints on Transmission

We currently experience occasional constraints on our transmission system and those of other utilities used to transmit energy from our remote generators to loads due to periodic maintenance activities, equipment failures and other system conditions. We manage these constraints using alternative generation dispatch and energy purchasing patterns. The long-term solution for reducing transmission constraints can include purchasing additional wheeling service from other utilities, or construction of additional transmission lines which would require significant capital expenditures.

Construction of new transmission lines presents numerous challenges. Environmental and state and local permitting processes can result in significant inefficiencies and delays in construction. These issues are unavoidable and are addressed through long-term planning. We typically begin planning new transmission at least 10 years in advance of the need and foster and participate in regional and interregional transmission planning and cost allocation discussions with neighboring transmission providers. In the event that we are unable to complete construction of planned transmission expansion, we must rely on purchases of electric power, which could put increased pressure on electric rates.

Counterparties

We rely on other entities in the production of power and supply of fuel and therefore, we are exposed to the risk that these counterparties may default in performance of their obligations to us. As a 70% owner in SPP, a 30% owner in the Eklutna Hydroelectric Project, and a 10% owner in the Beluga River Unit (BRU), we rely upon the other owners to fulfill their contractual and financial obligations. Additionally we rely on numerous other entities with whom we have purchased power agreements. Failure of our counterparties to perform their obligations could increase the cost of electric service we provide to our members as we, for example, may be forced to enter into alternative contractual arrangements or purchase energy or natural gas at prices that may exceed the prices previously agreed upon with the defaulting counterparty.

Legal Proceedings

Chugach has certain litigation matters and pending claims that arise in the ordinary course of business as discussed under “Item 3 – Legal Proceedings.” We cannot predict the outcome of any current or future legal proceedings. Our business, financial condition, and results of operations could be materially adversely affected by unfavorable resolution or adverse results of legal matters.

These factors, as well as weather, interest rates and economic conditions are largely beyond our control, but may have a material adverse effect on our earnings, cash flows and financial position.

Item 1B – Unresolved Staff Comments

None

Item 2 – Properties

General

As of December 31, 2016, we had 531.2 MW of installed capacity consisting of 16 generating units at five power plants. These included 332.0 MW of operating capacity at the Beluga facility on the west side of Cook Inlet; 140.1 MW at SPP in Anchorage, which we jointly own with ML&P; 28.2 MW at IGT in Anchorage; and 19.2 MW at the Cooper Lake facility, which is on the Kenai Peninsula. We also own rights to 11.7 MW of capacity from the two Eklutna Hydroelectric Project generating units that we jointly own with MEA and ML&P.

In addition to our own generation, we purchased power from the 120 MW Bradley Lake Hydroelectric Project, which is owned by the Alaska Energy Authority (AEA), operated by Homer Electric Association, Inc. (HEA) and dispatched by Chugach, and MEA’s newly constructed 171 MW EGS, which is also dispatched by Chugach. In 2016, we also purchased power from FIW.

The Beluga, IGT and SPP facilities are all fueled by natural gas. We own our offices and headquarters, located adjacent to IGT and SPP in Anchorage. We also lease warehouse space for some generation, transmission and distribution inventory (including a small amount of office space).

Generation Assets

We own the land and improvements comprising our generating facilities at Beluga, IGT and SPP. Our principal generation assets are in two plants, Beluga and SPP. With SPP in operation, the Beluga units are used for peaking, ad, in the future, may be primarily used as reserve. While the Beluga turbine-generators have been in service for many years, they have been maintained in good working order with scheduled inspections and periodic upgrades.  All Beluga units have been inspected annually with combustion and hot gas path parts replaced according to their condition or as recommended by the manufacturer. Units 6 and 7, the largest Beluga units, are approaching their recommended major inspection intervals based on fired hours. Units 3 and 5 are most often run for peak demand and are being considered for major parts replacements and generator inspections over the next three years.

On February 1, 2013, SPP began commercial operation, contributing 200.2 MW of capacity provided by 4 generating units. Chugach owns 70% of this plant and ML&P owns the remaining 30%. Each owner takes a proportionate share of power from SPP. Our principal generation units at SPP are Units 10, 11, 12, and 13. Since the units have been in commercial operation, SPP units have received preventative maintenance inspections consistent with original equipment manufacturer (OEM) recommendations through 2016. The gas turbine generators of Units 11, 12, and 13 receive two internal combustion system inspections each and one full package inspection annually. In 2016, Unit 11 gas turbine was replaced with a spare gas turbine. The removed gas turbine was prepared for another full cycle of operation by the OEM and Chugach technicians under our Contractual Service Agreement. The turbine was then staged at the power plant awaiting the next engine rotation. All three steam-generating boilers were internally inspected as well as hydrotested in accordance with OEM recommendations.

The Cooper Lake Hydroelectric Project is partially located on federal lands. Chugach owns, operates and maintains the Cooper Lake project pursuant to a 50-year license granted to us by FERC in August of 2007. As part of the relicensing process, there was a negotiated Relicensing Settlement Agreement (RSA) entered into in August of 2005. A requirement of the RSA required Chugach to establish a flow regime in Cooper Creek below the Cooper Lake Dam. This project included a Stetson Creek Diversion (Dam), Pipeline (Conveyance System) and Cooper Lake Outlet Works. The project was designed to replace colder water flowing into the Cooper Creek drainage from Stetson Creek with warmer Cooper Lake water. Project construction was completed in July 2015.

The two generating units at Cooper Lake, Units 1 and 2, have a combined capacity of 19.2 MW. Both units were taken out of service for annual maintenance in October 2015 and August 2016.

The Eklutna Hydroelectric Project is located on federal land pursuant to a United States Bureau of Land Management right-of-way grant issued in October of 1997. The facility is jointly owned, operated and maintained by Chugach, MEA, and ML&P with ownership shares of 30%, 17%, and 53%, respectively. Chugach owns rights to 11.7 MW of capacity from the two Eklutna Hydroelectric Project generating units.

The following matrix depicts nomenclature, run hours for 2016, percentages of contribution and other historical information for all Chugach generation units.

Facility	Commercial Operation Date	Nomenclature	Rating (MW)(1)		Run Hours (2016)		Percent of Total Run Hours	Percent of Time Available
Beluga Power Plant (2)
1	1968	GE Frame 5	19.6		219.2		0.44	96.7
2	1968	GE Frame 5	19.6		575.9		1.16	96.1
3	1973	GE Frame 7	64.8		1,793.6		3.61	92.5
5	1975	GE Frame 7	68.7		1,492.7		3.00	90.4
6	1976	GE 11DM-EV	79.2		42.8		0.09	72.8
7	1978	GE 11DM-EV	80.1		76.2		0.15	90.4
			332.0
Cooper Lake Hydroelectric Project
1	1960	BBC MV 230/10	9.6		4,843.0		9.74	98.6
2	1960	BBC MV 230/10	9.6		6,682.0		13.43	98.6
			19.2
IGT Power Plant (7)
1	1964	GE Frame 5	14.1		9.1		0.02	57.6
2	1965	GE Frame 5	14.1		8.2		0.02	91.8
			28.2
Southcentral Power Project
10	2013	Mitsubishi SC1F-29.5 (6)	40.2	(5)	8,776.0		17.64	95.7
11	2013	GE LM6000 PF	33.3	(5)	8,194.0		16.47	93.1
12	2013	GE LM6000 PF	33.3	(5)	8,438.0		16.96	93.1
13	2013	GE LM6000 PF	33.3	(5)	8,593.0		17.27	95.3
			140.1
Eklutna Hydroelectric Project
1	1955	Newport News	5.8	(3)	N/A	(4)		94.4
2	1955	Oerlikon custom	5.9	(3)	N/A	(4)		94.1
			11.7
System Total			531.2		49,743.7		100.00

(1) Capacity rating in MW at 30 degrees Fahrenheit.
(2) Beluga Unit 4 was retired during 1994. Beluga Unit 8 was retired in April of 2015.

(3) The Eklutna Hydroelectric Project is jointly owned by Chugach, MEA and ML&P. The capacity shown is our 30% share of the plant's output under normal operating conditions. The actual nameplate rating on each unit is 23.5 MW.

(4) Run hours are not recorded by Chugach for the Eklutna Hydroelectric Project as it is maintained by a committee of three owners.

(5) The Southcentral Power Project is jointly owned by Chugach and ML&P. The capacity shown is our 70% share of the plant's output under normal operating conditions. The actual nameplate rating for the project is 200.2 MW.

(6) Steam-turbine powered generator with heat provided by exhaust from natural gas fueled Units 11, 12 and 13 and additional heat from supplemental duct firing in the once through steam generators associated with the respective gas turbines (combined-cycle).

(7) IGT Unit 3 was retired in August of 2015.
Note: GE = General Electric, BBC = Brown Boveri Corporation

Transmission and Distribution Assets

As of December 31, 2016, our transmission and distribution assets included 42 substations and 434 miles of transmission lines, which included Chugach’s share of the Eklutna transmission line, 896 miles of overhead distribution lines and 823 miles of underground distribution line. We own the land on which 24 of our substations are located and a portion of the right-of-way connecting our Beluga plant to Anchorage. As part of our 1997 acquisition of 30% of the Eklutna Hydroelectric Project, we also acquired a partial interest in two substations and additional transmission facilities.

Most of Chugach’s generation sites and many of its substation sites are on Chugach-owned lands. The rights for the sites not on Chugach-owned lands are as follows: the Postmark and Point Woronzof Substations, and the East Terminal Site (N/S runway) are under rights from the State Department of Transportation and Public Facilities/Ted Stevens Anchorage International Airport; the East Terminal Site (6 mile) is under rights from Joint Base Elmendorf-Richardson; the West Terminal Site is under rights from the Matanuska-Susitna Borough; the University Substation is on State land under rights from the Federal Bureau of Land Management; the Hope and Daves Creek Substations are under rights from the State; the Portage Substation is under rights from the Alaska Railroad Corporation (ARRC); the Summit Lake Substation is on State land under rights from the United States Forest Service; the Dowling and Raspberry Substations are on Municipality of Anchorage land under rights from the State; and, the Indian Substation is under rights by FERC License, until a permit is issued by Chugach State Park. The Cooper Lake Power Plant, Quartz Creek Substation, and the 69kV transmission line between them are operated under a FERC License. Most of Chugach’s transmission, sub-transmission and distribution lines are either on public lands under rights from the federal, state, municipal, borough or ARRC, or on private lands via easements.

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

Bradley Lake

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

The project was financed and built by AEA through grants from the State of Alaska and the issuance of $166.0 million principal amount of revenue bonds supported by power sales agreements with six electric utilities that share the output from the facility (ML&P, HEA and MEA (through Alaska Electric Generation & Transmission Cooperative, Inc. (AEG&T) and Alaska Electric and Energy Cooperative, Inc. (AEEC)), GVEA, Seward and us). The participating utilities have entered into take-or-pay power sales agreements under which AEA has sold percentage shares of the project capacity and the utilities have agreed to pay a like-percentage of annual costs of the project (including ownership, operation and maintenance costs, debt-service costs and amounts required to maintain established reserves). By contract, we also provide transmission and related services to all of the participants in the Bradley Lake project.

The term of our Bradley Lake power sales agreement is 50 years from the date of commercial operation of the facility (September of 1991) or when the revenue bond principal is repaid, whichever is the longer. The agreement may be renewed for successive forty-year periods or for the useful life of the project, whichever is shorter. We believe that so long as this project produces power taken by us for our use that this expense will be recoverable through the fuel and purchased power adjustment process. The share of Bradley Lake indebtedness for which we are responsible is approximately $19.0 million. Upon the default of a participant, and subject to certain other conditions, AEA is entitled to increase each participant’s share of costs and output pro rata, to the extent necessary to compensate for the failure of the defaulting participant to pay its share, provided that no participant’s percentage share is increased by more than 25%. Upon default, Chugach could be faced with annual expenditures of approximately $6.0 million as a result of Chugach’s Bradley Lake take-or-pay obligations.

The State of Alaska provided an initial grant for work on a project to divert water from Battle Creek into Bradley Lake. The project is being managed by the Alaska Energy Authority. Diverting a portion of Battle Creek into Bradley Lake is currently estimated to increase annual energy output by 37,000 MWh. Chugach would be entitled to 30.4% of the additional energy produced.

Eklutna

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

Beluga River Unit (BRU)

On April 22, 2016, Chugach commenced receiving gas from the BRU as a Working Interest Owner (WIO) of the gas production field. Chugach acquired a  10% working interest in the Beluga River Unit by jointly purchasing, in partnership with ML&P, ConocoPhillips’ 1/3 Working Interest Ownership of the BRU. From April 22, 2016 Chugach received 1.2 Bcf from the BRU field at the field’s delivery meter as a WIO. Of that gas volume received Chugach allocated gas deliveries of 380 MMcf to the COP/APC (ENSTAR) contract (average price of $7.27 per Mcf), 608 MMcf to the COP/Chugach contract (average price of $2.214 per Mcf), and retained 219 MMcf for Chugach native use in thermal generation, which had a calculated transfer price of $5.88 per Mcf.

Fuel Supply

In 2016, 77% of our power was generated from natural gas. Total gas purchased and produced in 2016 was approximately 8.8 Bcf. All of the production came from Cook Inlet, Alaska. The contract with Hilcorp provided 54%, with ConocoPhillips (assigned to Chugach and ML&P in 2016) provided 40% and the balance from Chugach’s 10% share of the Beluga River Unit gas field, with minor purchases from AIX and CIE. Of the 8.8 Bcf of gas purchased and produced, 0.4 Bcf was sold to ENSTAR as part of an existing ConocoPhillips-ENSTAR gas contract that was assumed with Chugach’s share of the BRU acquisition. The gas contract with ConocoPhillips began providing gas in 2010 and expired December 31, 2016. On April 22, 2016, 70% of the Chugach-ConocoPhillips contract was assigned to ML&P. The current gas contract with Hilcorp began providing gas in 2011 and will expire March 31, 2023. The BRU and Hilcorp, together, fill 100% of Chugach’s firm needs through March 31, 2023. Gas to provide economy energy sales to GVEA was supplied by a gas supply arrangement with Hilcorp through March of 2015.

ConocoPhillips and ML&P

Chugach entered into a contract with ConocoPhillips in 2009, which started providing gas January 1, 2010, and expired December 31, 2016. This contract was assumed by Chugach and ML&P as part of the BRU acquisition, on the basis of ownership share. As such, Chugach paid ML&P for 70% of gas purchased under this contract.

The gas supplied by ConocoPhillips/ML&P under the contract was separated into two volume tranches for pricing purposes. “Firm Fixed Quantity” gas met a portion of Chugach’s base load requirements, while “Firm Variable Quantity” gas met peaking needs. After December 31, 2013, all of the gas purchased under the contract was firm fixed since firm variable gas was not provided by the contract. The ConocoPhillips/ML&P contract during 2016 had a fixed volume delivery of 18,000 thousand cubic feet (Mcf) per day at the Firm Fixed Quantity price.

Pricing for firm fixed gas was based on the average of five Lower 48 natural gas production areas. The contract price was calculated on a quarterly basis as the trailing average of the simple daily average of the Platts Gas Daily midpoint prices for each “flow day” in these market areas during the last quarter.

Hilcorp

Chugach entered into a contract with Hilcorp to provide gas beginning January 1, 2015, through March 31, 2018. In September 2014, the RCA approved an amendment to extend through March 31, 2019, then another amendment in September 2015 to extend through March 31, 2023. The total amount of gas under contract is currently estimated to be 60 Bcf. Pricing for the 2016 term of the Hilcorp contract was set at $7.42 per Mcf.

Chugach entered into a Gas Sales and Purchase Agreement with Hilcorp for the purchase of gas.  This agreement was intended for Chugach to produce economy energy for GVEA. GVEA reimbursed Chugach for the cost of gas related to economy energy sales.

Cook Inlet Energy, LLC

Chugach entered into a Gas Sale and Purchase Agreement (GSPA) with CIE in 2013, to supply gas from April 1, 2014, through March 31, 2018, with an option to extend for an additional five years by mutual agreement during the term of the GSPA. In an extension letter agreement dated February 17, 2017, both parties agreed to extend the term of the agreement until March 31, 2023. The GSPA with CIE provides Chugach with an opportunity to diversify its gas supply portfolio, and minimize its current dependence on the gas agreements in place with two vendors. The gas that may be purchased under the GSPA with CIE is not required, however it introduces a new pricing mechanism.

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

Municipality of Anchorage, dba Municipal Light and Power

Chugach entered into a contract with Municipality of Anchorage, DBA Municipal Light and Power (ML&P) in 2016, to supply gas from June 6, 2016, through March 31, 2017. This agreement caps the price of gas at $5.75 per Mcf and the total volume at 500,000 Mcf. The ML&P agreement provides Chugach the ability to further diversify its gas supply portfolio, with no minimum purchase requirements.

Natural Gas Transportation Contracts

The terms of the ConocoPhillips/ML&P and Hilcorp agreements require Chugach to transport gas. Chugach took over the transportation obligation for natural gas shipments for gas supplied under its contracts on October 1, 2010. The following information summarizes the transportation obligations for Chugach:

ENSTAR (Alaska Pipeline Company)

ENSTAR Natural Gas Company (ENSTAR) has a tariff to transport our gas purchased from gas suppliers on a firm basis to our IGT Power Plant and SPP.

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

The Clean Air Act and EPA regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants. New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs. On August 3, 2015, the EPA released the final 111(d) regulation language aimed at reducing emissions of CO2 from existing power plants that provide electricity for utility customers. In the final rule, the EPA took the approach of making the individual states responsible for the development and implementation of plans to reduce the rate of CO2 emissions from the power sector. The EPA has initially applied the final rule to 47 of the contiguous states. At this time Alaska, Hawaii, Vermont, Washington D.C. and two U.S. territories are not bound by the regulation. Alaska may be required to comply at some future date. On February 9, 2016 the U.S. Supreme Court issued a stay on the proposed EPA 111(d) regulations until the DC Circuit decides the case, or until the disposition of a petition to the Supreme Court on the issue. On September 27, 2016, the US Court of Appeals for the District of Columbia Circuit heard oral arguments challenging the legality of the Clean Power Plan. The court is expected to issue a decision in the near future. The EPA 111(d) regulation, in its current form, is not expected to have a material effect on Chugach’s financial condition, results of operations, or cash flows. While Chugach cannot predict the implementation of any additional new law or regulation, or the limitations thereof, it is possible that new laws or regulations could increase capital and operating costs. Chugach has obtained or applied for all Clean Air Act permits currently required for the operation of generating facilities.

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

Not Applicable

Item 6 – Selected Financial Data

The following table presents selected historical information relating to financial condition and results of operations for the years ended December 31:

Balance Sheet Data	2016	2015	2014	2013	2012
Electric plant, net:
In service	$696,415,738	$659,275,066	$657,899,592	$670,476,634	$442,515,434
Construction work in progress	18,455,940	15,601,374	21,567,341	28,674,163	263,459,794
Electric plant, net	714,871,678	674,876,440	679,466,933	699,150,797	705,975,228
Other assets	121,284,452	110,437,674	126,244,688	139,033,241	156,626,138
Total assets	$836,156,130	$785,314,114	$805,711,621	$838,184,038	$862,601,366
Capitalization:
Long-term debt	442,890,253	446,227,620	473,024,497	496,914,274	521,597,086
Equities and margins	185,515,525	181,637,381	176,925,299	175,795,865	166,764,373
Total capitalization	$628,405,778	$627,865,001	$649,949,796	$672,710,139	$688,361,459

Equity Ratio[1]	29.5%	28.9%	27.2%	26.1%	24.2%

Operations Data

Operating revenues	$197,747,579	$216,421,152	$281,318,513	$305,308,427	$266,971,468
Operating expenses	171,140,389	188,791,558	252,972,879	278,738,497	248,194,955
Interest expense	21,856,095	22,194,290	23,264,041	24,691,582	24,085,371
Capitalized interest	(454,798)	(379,845)	(463,335)	(1,310,110)	(9,682,440)
Net operating margins	5,205,893	5,815,149	5,544,928	3,188,458	4,373,582
Nonoperating margins	607,963	687,703	970,617	7,355,585	1,151,925
Assignable margins	$5,813,856	$6,502,852	$6,515,545	$10,544,043	$5,525,507

Margins for Interest Ratio[2]	1.27	1.29	1.28	1.43	1.23

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

Times Interest Earned Ratio (TIER).  Alaska electric cooperatives generally set their rates on the basis of TIER, which is a debt service coverage approach to ratemaking. TIER is determined by dividing the sum of assignable margins plus long-term interest expense (excluding capitalized interest) by long-term interest expense (excluding capitalized interest). Chugach’s long-term interest expense for the years ended December 31, 2016, 2015 and 2014 was $21,168,967, $21,811,573 and $22,820,866, respectively. Chugach’s authorized TIER for ratemaking purposes on a system basis was 1.30 through July 4, 2016, which was established by the RCA in order U-01-08(26) on January 31, 2003. Pursuant to RCA order U-15-081(8), Chugach’s authorized TIER for ratemaking purposes on a system basis was increased to 1.35 effective July 5, 2016. The increase in the 2013 achieved TIER was caused by the recognition of the gain on the sale of the Bernice Lake Power Plant.

Chugach’s achieved TIER includes nonoperating margins that are not generated by electric rates. We manage our business with a view towards achieving our authorized TIER (recently established at 1.35) averaged over a 5-year period. For further discussion on factors that contribute to TIER results, see “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year ended December 31, 2016, compared to the year ended December 31, 2015, and the year ended December 31, 2015 compared to the year ended December 31, 2014 – Expenses.” We achieved TIERs for the past five years as follows:

1	24
Year	TIER
2016	1.27
2015	1.30
2014	1.29
2013	1.43
2012	1.24

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

On August 15, 2016, base demand and energy rates increased approximately 4.2% to Chugach’s retail customers and wholesale customer, Seward. These changes were the result of Chugach’s SRF, see “Item 8 – Financial Statements and Supplementary Data – Note 5 – Regulatory Matters – Simplified Rating Filings.”

On May 1, 2015, base demand and energy rates increased approximately 22.0% to Chugach’s retail customers. Effective June 1, 2015, base demand and energy rates increased 16.9% to Chugach’s wholesale customer, Seward. These changes were the result of Chugach’s June 2014 Test Year General Rate Case, see “Item 8 – Financial Statements and Supplementary Data – Note 5 – Regulatory Matters – June 2014 Test Year General Rate Case.”

On January 3, 2014, base demand and energy rates increased 11.5% to Chugach retail customers. Effective February 1, 2014, base demand and energy rates increased 19.3% and 13.8% to wholesale customers, MEA and Seward, respectively. These changes were the result of Chugach’s 2013 Test Year General Rate Case.

Fuel and Purchased Power Rates.  We recover fuel and purchased power costs directly from our retail and wholesale customers through the fuel and purchased power rate adjustment process. Changes in fuel and purchased power costs are primarily due to fixed price or fuel price adjustment processes in our gas-supply contracts. Other factors, including generation unit availability also impact fuel and purchased power recovery rate levels. The fuel and purchased power adjustment is approved on a quarterly basis by the RCA. There are no limitations on the number or amount of fuel and purchased power recovery rate changes. Increases in our fuel and purchased power costs result in increased revenues while decreases in these costs result in lower revenues. Therefore, revenue from the fuel and purchased power adjustment process does not impact margins. We recognize differences between projected recoverable fuel and purchased power costs and amounts actually recovered through rates. The fuel cost under/over recovery on our balance sheet represent the net accumulation of any under- or over-collection of fuel and purchased power costs. A fuel cost under-recovery will appear as an asset on our balance sheet and will be collected from our members in subsequent periods. Conversely, a fuel cost over-recovery will appear as a liability on our balance sheet and will be refunded to our members in subsequent periods.

Year ended December 31, 2016, compared to the year ended December 31, 2015, and the year ended December 31, 2015 compared to the year ended December 31, 2014

Margins

Our margins for the years ended December 31, were as follows:

	2016	2015	2014
Net Operating Margins	$5,205,893	$5,815,149	$5,544,928
Nonoperating Margins	$607,963	$687,703	$970,617
Assignable Margins	$5,813,856	$6,502,852	$6,515,545

The decrease in net operating margins in 2016 from 2015 of $0.6 million, or 10.5%, was primarily due to lower operating revenue, which was somewhat offset by decreases in production, transmission, and administrative, general and other expense. Net operating margins did not materially change in 2015 from 2014.

Nonoperating margins include interest income, Allowance for Funds Used During Construction (AFUDC), capital credits and patronage capital allocations and other. The decrease in nonoperating margins in 2016 from 2015 was primarily due to the unrealized loss on marketable securities during 2016 following Chugach’s return to this investment portfolio in September. The decrease in nonoperating margins in 2015 over 2014 was primarily due to lower interest income as a result of marketable securities sold in August of 2014.

Revenues

Operating revenues include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues. In 2016, operating revenues were $18.7 million, or 8.6% lower than 2015. The decrease was primarily due to lower wholesale revenue as a result of the expiration of MEA’s wholesale contract and our contract with GVEA.

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

Retail revenue increased $10.7 million, or 6.3%, in 2016 from 2015. Base revenue increased due to an increase in rates charged to retail customers as a result of Chugach’s June 2014 Test Year General Rate Case and SRFs, which was somewhat offset by lower retail energy sales. Retail revenue increased $7.8 million, or 4.8%, in 2015 from 2014. Base revenue increased due to an increase in rates charged to retail customers as a result of Chugach’s June 2014 Test Year General Rate Case.

Wholesale revenue decreased $26.0 million, or 84.1%, in 2016 from 2015, and $44.6 million, or 59.1%, in 2015 from 2014, primarily due to the expiration of MEA’s wholesale contract on April 30, 2015.

Economy revenue decreased $6.9 million, or 84.1%, in 2016 from 2015, and $28.7 million, or 77.8%, in 2015 from 2014, due primarily to the expiration of GVEA’s contract at the end of the first quarter of 2015.

Miscellaneous revenue increased $3.5 million, or 48.6%, in 2016 from 2015 primarily due to sales of natural gas to ENSTAR as a result of Chugach’s investment in the BRU in April 2016. Additional wheeling revenue from MEA also contributed to the increase. Miscellaneous revenue did not materially change in 2015 from 2014.

Based on the results of fixed and variable cost recovery established in Chugach’s rate filings, wholesale sales to Seward contributed approximately $1.3 million for the years ended December 31, 2016, 2015 and 2014. Wholesale sales to MEA contributed approximately $9.5 million and $26.2 million, for the years ended December 31, 2015 and 2014, respectively.

The following table shows base rate sales revenue and fuel and purchased power revenue by customer class included in revenue for the years ended December 31, 2016, and 2015.

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2016	2015	% Variance	2016	2015	% Variance	2016	2015	% Variance
Retail
Residential	$64.8	$61.1	6.1%	$26.7	$24.8	7.7%	$91.5	$85.9	6.5%
Small Commercial	$11.6	$10.9	6.4%	$6.4	$5.9	8.5%	$18.0	$16.8	7.1%
Large Commercial	$43.7	$41.7	4.8%	$25.8	$24.0	7.5%	$69.5	$65.7	5.8%
Lighting	$1.6	$1.5	6.7%	$0.2	$0.2	0.0%	$1.8	$1.7	5.9%
Total Retail	$121.7	$115.2	5.6%	$59.1	$54.9	7.7%	$180.8	$170.1	6.3%

Wholesale
MEA	$0.0	$12.8	(100.0%)	$0.0	$13.4	(100.0%)	$0.0	$26.2	(100.0%)
SES	$2.2	$2.0	10.0%	$2.8	$2.7	3.7%	$5.0	$4.7	6.4%
Total Wholesale	$2.2	$14.8	(85.1%)	$2.8	$16.1	(82.6%)	$5.0	$30.9	(83.8%)

Economy	$0.5	$0.9	(44.4%)	$0.8	$7.3	(89.0%)	$1.3	$8.2	(84.1%)
Miscellaneous	$2.2	$2.2	0.0%	$8.4	$5.0	68.0%	$10.6	$7.2	47.2%

Total Revenue	$126.6	$133.1	(4.9%)	$71.1	$83.3	(14.6%)	$197.7	$216.4	(8.6%)

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the years ended December 31, 2015, and 2014.

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2015	2014	% Variance	2015	2014	% Variance	2015	2014	% Variance
Retail
Residential	$61.1	$54.4	12.3%	$24.8	$27.5	(9.8%)	$85.9	$81.9	4.9%
Small Commercial	$10.9	$9.6	13.5%	$5.9	$6.4	(7.8%)	$16.8	$16.0	5.0%
Large Commercial	$41.7	$36.1	15.5%	$24.0	$26.6	(9.8%)	$65.7	$62.7	4.8%
Lighting	$1.5	$1.5	0.0%	$0.2	$0.2	0.0%	$1.7	$1.7	0.0%
Total Retail	$115.2	$101.6	13.4%	$54.9	$60.7	(9.6%)	$170.1	$162.3	4.8%

Wholesale
MEA	$12.8	$34.6	(63.0%)	$13.4	$36.1	(62.9%)	$26.2	$70.7	(62.9%)
SES	$2.0	$1.9	5.3%	$2.7	$2.9	(6.9%)	$4.7	$4.8	(2.1%)
Total Wholesale	$14.8	$36.5	(59.5%)	$16.1	$39.0	(58.7%)	$30.9	$75.5	(59.1%)

Economy	$0.9	$2.6	(65.4%)	$7.3	$34.3	(78.7%)	$8.2	$36.9	(77.8%)
Miscellaneous	$2.2	$1.7	29.4%	$5.0	$4.9	2.0%	$7.2	$6.6	9.1%

Total Revenue	$133.1	$142.4	(6.5%)	$83.3	$138.9	(40.0%)	$216.4	$281.3	(23.1%)

The major components of our operating revenue for the years ending December 31 were as follows:

	2016	2016	2015	2015	2014	2014
	Sales (MWh)	Revenue	Sales (MWh)	Revenue	Sales (MWh)	Revenue
Retail	1,113,020	$180,838,811	1,133,427	$170,147,462	1,134,527	$162,334,941
Wholesale:
MEA	0	0	275,362	26,177,627	764,025	70,694,965
Seward	59,063	4,938,175	61,347	4,770,129	61,499	4,833,205
Total Wholesale	59,063	4,938,175	336,709	30,947,756	825,524	75,528,170
Economy energy	25,000	1,340,750	105,815	8,150,983	358,988	36,896,019
Other	N/A	10,629,843	N/A	7,174,951	N/A	6,559,383
Total	1,197,083	$197,747,579	1,575,951	$216,421,152	2,319,039	$281,318,513

Since 1989, we have sold economy (non-firm) energy to GVEA, which uses that energy to serve its own loads. Chugach provided economy energy sales through March of 2015 under contract, and continues to provide economy energy on an as needed basis. Sales are made under the terms and conditions of Chugach’s economy energy sales tariff approved by the RCA. The price to GVEA includes the cost of fuel, variable operations and maintenance expense, wheeling charges and a margin. Chugach also entered into gas supply arrangements for GVEA economy energy sales.

In 2016, 2015, and 2014, economy sales to GVEA constituted approximately 1%, 4%, and 13%, respectively, of our sales revenues. Economy energy revenue decreased in 2016 from 2015 and 2015 from 2014 due to the expiration of the contract with GVEA at the end of the first quarter of 2015.

Expenses

The major components of our operating expenses for the years ended December 31 were as follows:

	2016	2015	2014
Fuel	$54,778,582	$66,534,877	$126,038,350
Power production	15,809,168	16,886,257	21,082,176
Purchased power	15,774,733	19,599,994	15,608,396
Transmission	5,590,737	6,287,558	6,138,658
Distribution	13,991,997	14,089,862	13,002,157
Consumer accounts	6,073,710	6,117,625	5,887,713
Administrative, general and other	22,888,048	23,623,299	25,036,248
Depreciation	36,233,414	35,652,086	40,179,181
Total operating expenses	$171,140,389	$188,791,558	$252,972,879

Fuel

Chugach recognizes actual fuel expense as incurred. Fuel expense decreased $11.8 million, or 17.7%, in 2016 from 2015. The decrease was primarily due to a decrease in the natural gas used, as a result of the expiration of MEA’s wholesale contract and GVEA’s economy energy contract, which was somewhat offset by an increase in the average effective delivered price due in part to higher transportation costs. In 2016, Chugach used 8,546,043 Mcf of fuel at an average effective delivered price of $5.63 per Mcf compared to 13,058,423 Mcf at an average effective price of $4.69 per Mcf in 2015. Fuel expense decreased $59.5 million, or 47.2%, in 2015 from 2014. The decrease was primarily due to a decrease in the natural gas used, as a result of the expiration of MEA’s wholesale contract and GVEA’s economy energy contract, lower transportation costs, and a decrease in the average effective delivered price. In 2014, Chugach used 20,216,736 Mcf of fuel at an average effective delivered price of $5.95 per Mcf.

Power Production

Power production expense decreased $1.1 million, or 6.4%, in 2016 from 2015, primarily due to a decrease in the maintenance for the SPP. Additionally, there was a decrease in operating and maintenance costs at Beluga Power Plant as a result of the retirement of Beluga Unit 8 during the second quarter of 2015 and the change in the use of Beluga’s remaining units from base load to peaking units, coinciding with the expiration of MEA’s interim wholesale contract.  Power production expense decreased $4.2 million, or 19.9%, in 2015 from 2014, primarily due to a decrease in operating and maintenance costs at Beluga, as a result of the retirement of Beluga Unit 8 during the second quarter of 2015.

Purchased Power

Purchased power expense decreased $3.8 million, or 19.5%, in 2016 from 2015, primarily due to a decrease in purchases associated with MEA’s EGS, which was somewhat offset by a higher average effective price. In 2016, Chugach purchased 182,651 MWh of energy at an average effective price of 7.17 cents per kWh. Purchased power expense increased $4.0 million, or 25.6%, in 2015 from 2014, primarily due to purchases associated with MEA’s EGS and a higher average effective price. In 2015, Chugach purchased 295,925 MWh of energy at an average effective price of 5.68 cents per kWh.

Transmission

Transmission expense decreased $0.7 million, or 11.1%, in 2016 from 2015, primarily due to less labor expense associated with substation and overhead line maintenance. Transmission expense did not materially change in 2015 from 2014.

Distribution

Distribution expense did not materially change in 2016 from 2015. Distribution expense increased $1.1 million, or 8.4%, in 2015 from 2014, primarily due to the transfer of costs associated with storm damages to a regulatory asset deferred project in 2014.

Consumer Accounts

Consumer Accounts expense did not materially change in 2016 from 2015 or in 2015 from 2014.

Administrative, General and Other Expense

Administrative, general and other expense did not materially change in 2016 from 2015. Administrative, general and other expense decreased $1.4 million, or 5.6%, in 2015 from 2014, primarily due to a reduction in workers’ compensation and costs associated with preliminary survey and investigation charges of projects.

Depreciation

Depreciation and amortization expense did not materially change in 2016 from 2015. Depreciation and amortization expense decreased $4.5 million, or 11.3%, in 2015 from 2014, primarily due to the retirement of Beluga Unit 8 assets during the first quarter of 2015, as well as a change in depreciation rates associated with the use of Beluga’s remaining units from base load to peaking units, coinciding with the expiration of MEA’s interim wholesale contract.

Interest

Interest on long-term debt and other did not materially change in 2016 from 2015. Interest on long-term debt and other decreased $1.1 million, or 4.6%, in 2015 from 2014, reflecting the principal payments made on long-term debt.

Non-Operating Margins

Non-operating margins decreased $0.1 million, or 11.6% in 2016 from 2015 primarily due to lower patronage capital allocations as a result of the payment of the 2011 CoBank note. Non-operating margins decreased $0.3 million, or 29.1%, in 2015 from 2014 primarily due to lower interest income as a result of marketable securities sold in August of 2014.

Interest charged to construction did not materially change in 2016 from 2015 or in 2015 from 2014.

Patronage Capital (Equity)

The following table summarizes our patronage capital and total equity position for the years ended December 31:

	2016	2015	2014
Patronage capital at beginning of year	$167,447,781	$164,135,053	$162,749,889
Retirement/net transfer of capital credits	(3,265,201)	(3,190,124)	(5,130,381)
Assignable margins	5,813,856	6,502,852	6,515,545
Patronage capital at end of year	169,996,436	167,447,781	164,135,053
Other equity[1]	15,519,089	14,189,600	12,790,246
Total equity at end of year	$185,515,525	$181,637,381	$176,925,299

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

Capital credits retired were $3,265,201 and $3,190,124 for the years ended December 31, 2016, and 2015, respectively.

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

Changes in Financial Condition

Assets

Total assets increased $50.8 million, or 6.5%, in 2016 from 2015, primarily due to increases in net utility plant, investments – other, marketable securities, accounts receivable, and deferred charges, which was somewhat offset by decreases in cash and cash equivalents. Net utility plant increased $40.0 million, or 5.9%, in 2016 from 2015 primarily due to the acquisition of the BRU. Investments – other increased $3.1 million, or 100%, marketable securities increased $7.4 million, or 100%, and cash and cash equivalents decreased $10.9 million, or 70.1%, in 2016 from 2015 primarily due to Chugach resuming its mutual fund investment portfolio. Accounts receivable increased $4.8 million, or 16.9%, in 2016 from 2015 primarily due to an increase in energy sales and system rates charged to retail, an increase in economy energy sales to GVEA, and gas sales associated with the BRU. Deferred charges increased $8.3 million, or 49.5%, in 2016 from 2015 primarily due to an NRECA pension plan prepayment.

Liabilities and Equity

Total liabilities, equities and margins increased $50.8 million, or 6.5%, in 2016 from 2015. Increases in total equities and margins, commercial paper, fuel payable, and cost of removal obligation / ARO were somewhat offset by decreases in long-term obligations, fuel cost over-recovery, and other liabilities. Total equities and margins increased $3.9 million, or 2.1%, in 2016 from 2015 primarily due to the margins generated in 2016. Commercial paper increased $48.2 million, or 241%, in 2016 from 2015 primarily due to the funds used to extinguish long-term debt and the semi-annual interest payment on the 2011 and 2012 Series A Bonds. Fuel payable increased $1.3 million, or 27.2%, in 2016 from 2015 as a result of more fuel purchased and at a higher price in December 2016 compared to December 2015. Cost of removal obligation increased $6.5 million, or 12.5%, in 2016 from 2015 primarily due to the ARO liability assumed as part of the BRU acquisition. Long term obligations decreased $3.3 million, or 0.7%, in 2016 from 2015 caused by principal payments on Chugach’s bonds, which was somewhat offset by the issuance of the 2016 CoBank Note. Fuel cost over-recovery decreased $1.3 million, or 25.5%, in 2016 from 2015 due to refunding of the prior quarter’s over-collection of fuel and purchased power costs. Other liabilities decreased $5.7 million, or 59.6%, in 2016 from 2015 primarily due to a decrease in the payables associated with the underground ordinance and capital credit retirements.

Inflation

Chugach is subject to the inflationary trends existing in the general economy. We do not believe that inflation had a significant effect on our operations in 2016. One of Chugach’s gas contracts provided for adjustments to gas prices based on fluctuations of certain commodity prices and indices. Because fuel and purchased power costs are passed directly to our wholesale and retail customers through a fuel recovery process, fluctuations in the price paid for gas pursuant to long-term gas supply contracts does not significantly affect our operations.

Contractual Obligations and Commercial Commitments

The following table presents Chugach’s contractual and commercial commitments as of December 31, 2016:

Contractual cash obligations – Payments Due By Period

(In thousands)	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt, including current portion[1]	$470,442	$24,837	$49,217	$42,901	$353,487
Long-term interest expense[1]	235,114	19,491	35,906	32,040	147,677
Commercial Paper[2]	68,200	68,200	0	0	0
Bradley Lake[3]	22,194	3,717	7,493	7,591	3,393
Fuel and fuel transportation expense[4]	541,290	80,768	130,702	121,068	208,752
BRU[5]	10,200	600	1,200	1,200	7,200
Capital Credit Retirements[6]	7,931	0	7,931	0	0
Total	$1,355,371	$197,613	$232,449	$204,800	$720,509

[1] The issuance of the 2017 Series A First Mortgage Bonds in March 2017 increases the long-term debt payments by $2.0 million annually beginning in 2018 and increases long-term interest expense by $14.4 million in total, with $1.1 million in 2017, $2.6 million in 2018-2019, and $2.3 million in 2020-2021.

2 At December 31, 2016, Chugach's Commercial Paper Program was backed by a $150.0 million Unsecured Credit Agreement, which funds capital requirements. At December 31, 2016, there was $68.2 million of commercial paper outstanding, therefore, the available borrowing capacity under the Commercial Paper Program was $81.8 million and could be used for future operational and capital funding requirements.

[3] Estimated annual debt service requirements
[4] Estimated committed fuel and fuel transportation expense
[5] Estimate of operating and maintenance costs only and does not include capital improvements at this time.

Purchase obligations

Chugach is a participant and has a 30.4% share in the Bradley Lake Hydroelectric Project, see “Item 2 – Properties – Other Property – Bradley Lake.” This contract runs through 2041. We have agreed to pay a like percentage of annual costs of the project, Chugach’s share of which has averaged $5.1 million over the past five years. We believe these costs, adjusted for inflation, reasonably reflect anticipated future project costs.

Our primary sources of natural gas are the BRU and Hilcorp, see “Item 2 – Properties – Fuel Supply.” We pass fuel costs directly to our wholesale and retail customers through the fuel recovery process, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Overview – Rate Regulation and Rates – Fuel and Purchased Power Recovery.”

Liquidity and Capital Resources

We ended 2016 with $4.7 million of cash and cash equivalents, down from $15.6 at December 31, 2015 and down from $16.4 million at December 31, 2014. Cash equivalents consist of all highly liquid debt instruments with a maturity of three months or less when purchased, an Overnight Repurchase Agreement and Concentration account with First National Bank Alaska (FNBA) and a money market account with UBS Financial Services.

	2016	2015	2014
Total cash provided by (used in):

Operating activities	$32,494,336	$52,096,436	$58,766,300
Investing activities	(89,488,707)	(32,347,745)	(12,687,167)
Financing activities	46,040,387	(20,486,734)	(34,061,334)

(Decrease) Increase in cash and cash equivalents	$(10,953,984)	$(738,043)	$12,017,799

Cash provided by operating activities was $32.5 million in 2016 compared to $52.1 million in 2015 and $58.8 million in 2014. The decrease in cash provided by operating activities in 2016 from 2015 was primarily due to an increase in the receivable from retail and Seward as a result of higher system rates, and from GVEA caused by higher economy energy sales in late 2016, as well as the prepayment of the NRECA pension plan. These were somewhat offset by the decrease in cash used for accounts payable primarily due to the timing of cash payments. The decrease in cash provided by operating activities in 2015 from 2014 was primarily due to the expiration of the MEA and GVEA contracts in 2015, exclusive of fuel and purchased power revenue and expense, as well as more cash used for fuel. These were somewhat offset by an increase in cash provided by the over-collection of fuel and purchased power costs recovered through the fuel and purchased power adjustment process in 2015 from 2014.

Cash used in investing activities was $89.5 million in 2016 compared to $32.3 million in 2015 and $12.7 million in 2014. The change in cash used in investing activities in 2016 from 2015 and in 2015 from 2014 was primarily due to the impact of Chugach’s investment in the BRU and our investment activity with marketable securities in 2016 and 2014.

Cash provided by financing activities was $46.0 million in 2016 compared to cash used of $20.5 million in 2015 and $34.1 million in 2014. The change in 2016 from 2015 was primarily due to the issuance of the 2016 CoBank Note used to finance Chugach’s investment in the BRU, use of commercial paper to pay off the 2011 CoBank Note, and the retirement of capital credits. The change in cash used in financing activities in 2015 from 2014 was primarily due to a decrease in the average commercial paper balance in 2015 and Chugach’s capital credit retirement in 2014.

Sources of Liquidity

Chugach has satisfied its operational and capital cash requirements through internally generated funds, a $50.0 million line of credit from NRUCFC and a $150.0 million Commercial Paper Program. At December 31, 2016, there was no outstanding balance on our NRUCFC line of credit and $68.2 million of outstanding commercial paper under the Commercial Paper Program. Thus, at December 31, 2016, our available borrowing capacity under our line of credit was $50.0 million and our available commercial paper capacity was $81.8 million. The NRUCFC line of credit expires October 12, 2017.

Chugach had maintained a $100.0 million Amended Unsecured Credit Agreement, which was used to back Chugach’s commercial paper program and was due to expire on November 17, 2016. On June 13, 2016, Chugach entered into a $150.0 million senior unsecured credit facility, the Credit Agreement, which replaced the Amended Unsecured Credit Agreement. The new Credit Agreement will expire on June 13, 2021. Information concerning our commercial paper program and the Credit Agreement are described in Note 11 to the financial statements, see “Item 8 -Financial Statements and Supplementary Data- Note 11 – Debt – Commercial Paper.”

A table providing information regarding monthly average commercial paper balances outstanding and corresponding weighted average interest rates are described in Note 11 to the financial statements, see “Item 8 – Financial Statements and Supplementary Data – Note 11 – Debt – Commercial Paper.”

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2016 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated June 30, 2016, and secured by the Indenture. At December 31, 2016, Chugach had $43.8 million outstanding with CoBank.

Under the Indenture, additional obligations may be sold by Chugach upon the basis of bondable additions and the retirement or defeasance of, or principal payments on previously outstanding obligations. The beginning balance of bondable additions on January 20, 2011, was $322.2 million, which would support the issuance of additional debt of approximately $293.0 million. On March 15, 2011, Chugach used $5.5 million of bondable additions to pay financing costs associated with the 2011 Series A Bond transaction. On January 11, 2012, Chugach used $275.0 million of bondable additions when it issued $250.0 million of 2012 Series A Bonds. The balance of bondable additions after the January 11, 2012, transaction was $38.2 million. On October 9, 2015, Chugach certified bondable additions of $261.9 million. The balance of bondable additions is now $300.1 million, which would support the issuance of approximately $272.9 million in additional debt. Chugach’s bondable additions balance is a reflection of its beginning balance less property retirements. On June 30, 2016, Chugach used $45.6 million of principal payments to finance the acquisition of the BRU. The balance of retired debt on previously outstanding obligations at December 31, 2016 was $67.8 million.

On March 17, 2017, Chugach issued $40.0 million of First Mortgage Bonds, 2017 Series A, due March 15, 2037 for general corporate purposes. See “Item 8 – Financial Statements and Supplementary Data – Note 17 – Subsequent Events.”

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

Financing

Information concerning our Financings are described in Note 11 to the financial statements, see “Item 8 - Financial Statements and Supplementary Data – Note 11 – Debt – Financing.”

Principal maturities of our outstanding long-term indebtedness at December 31, 2016, are set forth below:

Year Ending December 31	Principal Maturities
2017	$24,836,667
2018	24,608,667
2019	24,608,667
2020	24,836,667
2021	18,064,667
Thereafter	353,487,330
$470,442,665

During 2016, we spent approximately $37.0 million on capital-construction projects, net of reimbursements, which includes interest capitalized during construction. We develop five-year capital improvement plans that are updated every year. Our capital improvement requirements are based on long-range plans and other supporting studies and are executed through the five-year Capital Improvement Plan (CIP).

Set forth below is an estimate of internal funding for capital expenditures for the years 2017 through 2021 as contained in the CIP, which was approved by the Board on November 30, 2016:

Year	Estimated Expenditures
2017	$29.5 million
2018	$59.2 million
2019	$21.7 million
2020	$17.8 million
2021	$20.2 million

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

Chugach prepared for the expiration of its second wholesale power contract for some time and took steps to reduce costs in order to mitigate the rate impacts to its remaining customers. Despite the loss of two large wholesale power contracts, the combination of which accounted for approximately 50% of energy sales and 40% of sales revenue, the net system rate increase for Chugach’s remaining customers was approximately 20% over the three-year transition period. Chugach’s 10-year financial forecast indicates it can sustain operations and meet financial covenants without these wholesale contracts. In addition, because Chugach’s rates are established by the RCA, Chugach expects to maintain its ability to recover Chugach’s specific costs of providing service despite the loss of these customers.

Chugach is pursuing replacement sources of revenue through potential new power sales and dispatch agreements, as well as transmission wheeling and ancillary services tariff revisions. Chugach has updated and expanded its operating tariff to include both firm and non-firm transmission wheeling services and attendant ancillary services in support of third-party transactions on the Chugach system. Chugach believes that cost reduction and containment, successful implementation of new power sales and dispatch agreements and revised tariffs will mitigate additional future rate increases.

Railbelt Grid Unification

Chugach is focused on efforts in Alaska’s Railbelt to explore the benefits of grid unification. Currently, each of the six electric utilities in the Alaska’s Railbelt own a portion of the transmission grid, as does the AEA. Chugach is a proponent of following other successful business models to effectively unify the grid. Discussions on the issue led the Alaska State Legislature in 2014 to appropriate $250,000 to the RCA to explore the issue and report back to legislators. The RCA expects to analyze and review present efforts in order to assess the organizational and governance structure needed for an independent consolidated system operator, see “Item 8 - Financial Statements and Supplementary Data - Note 5 – Regulatory Matters - Operation and Regulation of the Alaska Railbelt Transmission System.” Beginning in 2016, progress reports associated with system-wide economic dispatch are required. With the support of the RCA, Chugach and several other Alaska’s Railbelt utilities are evaluating possible transmission business model opportunities and associated economic dispatch models that Chugach believes may lead to more optimal system wide operations. Chugach intends to finalize this review and evaluation during 2017.  While Chugach cannot determine the materiality of any effect on its results of operations, financial condition, and cash flows until a business model and plan are adopted, it anticipates a positive outcome.

Fuel Supply

Chugach actively manages its fuel supply needs and currently has contracts in place to meet up to 100% of its anticipated needs through March of 2023. Chugach continues its efforts to secure long-term reliable gas supply solutions and encourages new development and continued investment in Cook Inlet. The DNR published a study in September 2015, “Updated Engineering Evaluation of Remaining Cook Inlet Gas Reserves,” to provide an estimate of Cook Inlet’s gas supply. The study estimated there are 1,183 Bcf of proved and probable reserves remaining in Cook Inlet’s legacy fields. This is higher than the 2009 DNR study estimate of 1,142 Bcf. Effectively, Cook Inlet gas supply has slightly increased from 2009. The 2015 DNR estimate does not include reserves from a large gas field under development by Furie Operating Alaska, LLC (Furie) and another considered for development by BlueCrest Energy, Inc. Furie has constructed an offshore gas production platform and has begun production. The platform and other production facilities are designed for up to 200 million cubic feet (MMcf) per day. Other gas producers are actively developing gas supplies in the Cook Inlet. Chugach is encouraged with these developments but continues to explore other alternatives to diversify its portfolio.

On April 21, 2016, the RCA approved the acquisition of the Beluga River Unit effective January 1, 2016, as discussed in “Item 8 – Financial Statements and Supplementary Data – Note 5 – Regulatory Matters – Beluga River Unit and Note 15 –Beluga River Unit.”  Chugach’s interest in the BRU is to reduce the cost of electric service to its retail and wholesale members by securing an additional long-term supply of natural gas to meet on-going generation requirements. The acquisition complements existing gas supplies and is expected to provide greater fuel diversity at an effective annual cost that is $2 million to $3 million less than alternative sources of gas in the Cook Inlet region. Approximately 80% of Chugach’s current generation requirements are met from natural gas, 16% are met from hydroelectric facilities, and 4% are met from wind.

The acquisition is expected to provide gas to meet Chugach’s on-going generation requirements over an approximate 18-year period. Gas associated with the acquisition is expected to provide about 15% of Chugach’s gas requirements through 2033, although actual gas quantities produced are expected to vary on a year-by-year basis.

Chugach had a firm gas supply contract with COP and has a firm gas supply contract with Hilcorp, see “Item 8 –  Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies – Commitments – Fuel Supply Contracts.”  In addition to these firm contracts, Chugach has gas supply agreements with AIX Energy LLC through March 31, 2024 (with an option to extend the term an additional 5-year period through March 31, 2029), with Cook Inlet Energy LLC through March 31, 2018 (with an option to extend the term an additional 5-year period through March 31, 2023), and with ML&P through March 31, 2017. Collectively, these agreements provide added diversification and optionality for Chugach to minimize costs within its gas supply portfolio.

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

The main project moving Alaska toward its renewable energy goals was the Susitna-Watana Hydroelectric Project on the Susitna River, approximately halfway between Anchorage and Fairbanks. The Alaska Legislature appropriated a total of $192.1 million for AEA to plan, design, and obtain permits for the project. On December 26, 2014, the Governor of Alaska issued Administrative Order 271 suspending discretionary spending on the project. On January 8, 2015, the FERC granted AEA’s request to hold the licensing process in abeyance. On July 6, 2015, the Governor’s office authorized AEA to proceed with the Integrated Licensing Process using previously appropriated funds. In August 2015, AEA requested the FERC’s permission to resume the licensing efforts. As per the Governor’s direction on June 29, 2016, AEA has continued to work towards shutting down the project while preserving the State’s investment to date. On August 4, 2016, the Governor issued a letter to FERC requesting FERC to proceed with the Integrated Licensing Process (ILP) to the point of issuing its updated Study Plan

Determination (SPD) to preserve the State’s investment in the project. On August 26, 2016, FERC responded to the Governor’s letter. FERC will proceed with the ILP to complete the SPD. After issuing the SPD the project will be put into abeyance as requested by the Governor. Chugach intends to continue to work with AEA and other parties on this effort.

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

Critical Accounting Policies

Our accounting and reporting policies comply with United States generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that affect results of operations and reported amounts of assets and liabilities in the financial statements. Significant accounting policies are described in Note 2 to the financial statements, see “Item 8 –Financial Statements and Supplementary Data – Significant Accounting Policies.” Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach's financial condition and results of its operations, and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP. For all of these policies management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with Chugach's Audit and Finance Committee. The following policies are considered to be critical accounting policies for the year ended December 31, 2016.

Electric Utility Regulation

Chugach is subject to regulation by the RCA. The RCA sets the rates Chugach is permitted to charge customers based on our specific allowable costs. As a result, Chugach applies FASB ASC 980, “Topic 980 – Regulated Operations.” Through the ratemaking process, the regulators may require the recognition of costs or revenues in periods different than when they would be recognized by a non-regulated company. This treatment may result in the deferral of expenses and the recording of related regulatory assets based on anticipated future recovery through rates or the deferral of gains or creation of regulatory liabilities. The application of FASB ASC 980 has a further effect on Chugach's financial statements as a result of the estimates of allowable costs used in the ratemaking process. These estimates may differ from those actually incurred by Chugach; therefore, the accounting estimates inherent in specific costs such as depreciation and pension and post-retirement benefits have less of a direct impact on Chugach's results of operations than they would on a non-regulated company. As reflected in the financial statements, see “Item 8 - Financial Statements and Supplementary Data – Note 2n – Deferred Charges and Liabilities,” significant regulatory assets and liabilities have been recorded. Management reviews the ultimate recoverability of these regulatory assets and liabilities based on applicable regulatory guidelines. However, adverse legislation and judicial or regulatory actions could materially impact the amounts of such regulatory assets and liabilities and could adversely impact Chugach’s financial statements.

Unbilled revenue

Chugach calculates unbilled retail revenue at the end of each month to ensure the recognition of a full month’s revenue. Chugach estimates calendar-month unbilled sales based on the relationship between current retail customer consumption and actual daily substation deliveries. Sales equate to total energy delivered to substations, which accounts for total energy production, less losses. Calendar unbilled revenue is determined by multiplying estimated unbilled kWh sales by respective billing class determinants to produce an estimate of calendar month revenue. Chugach accrued $10,940,274 and $10,531,377 of unbilled retail revenue at December 31, 2016, and 2015, respectively.

New Accounting Standards

Information concerning New Accounting Standards are described in Note 3 to the financial statements, see “Item 8 – Financial Statements and Supplementary Data – Note 3 –Accounting Pronouncements.”

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

Interest Rate Risk

At December 31, 2016, our short- and long- term debt was comprised of our 2011 and 2012 Series A Bonds, our CoBank note and outstanding commercial paper.

The interest rates of Chugach’s 2011 and 2012 Series A Bonds and our 2016 CoBank Note are fixed and set forth in the table below with carrying value and fair value, measured as Level 2 liabilities, (dollars in millions) at December 31, 2016.

	Maturing	Interest Rate	Carrying Value	Fair Value
2011 Series A, Tranche A	2031	4.20%	$67,500	$67,607
2011 Series A, Tranche B	2041	4.75%	154,167	163,450
2012 Series A, Tranche A	2032	4.01%	60,000	59,391
2012 Series A, Tranche B	2042	4.41%	95,000	96,774
2012 Series A, Tranche C	2042	4.78%	50,000	53,077
2016 CoBank Note	2031	2.58%	43,776	40,921
Total			$470,443	$481,220

Chugach is exposed to market risk from changes in interest rates associated with our other credit facilities. Our credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the London Interbank Offered Rate (LIBOR) or the base rate or prime rate of our lenders. At December 31, 2016, we had $68.2 million of commercial paper outstanding. A 100 basis-point rise in interest rates would increase our interest expense by approximately $0.7 million, and a 100 basis point decline in interest rates would decrease our interest expenses by approximately $0.5 million, based on $68.2 million of variable rate debt outstanding at December 31, 2016.

Commodity Price Risk

Chugach had a gas contract that provided for adjustments to gas prices based on fluctuations of certain commodity prices and indices. Because fuel and purchased power costs are passed directly to our wholesale and retail customers through a fuel and purchased power recovery process, fluctuations in the price paid for gas pursuant to gas supply contracts does not normally impact margins.

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors

Chugach Electric Association, Inc.

We have audited the accompanying consolidated balance sheets of Chugach Electric Association, Inc. and subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in equities and margins, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chugach Electric Association, Inc. and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

March 24, 2017

Chugach Electric Association, Inc.

Consolidated Balance Sheets

December 31, 2016 and 2015

Assets	December 31, 2016	December 31, 2015

Utility plant:
Electric plant in service	$1,192,513,869	$1,128,474,292
Construction work in progress	18,455,940	15,601,374
Total utility plant	1,210,969,809	1,144,075,666
Less accumulated depreciation	(496,098,131)	(469,199,226)
Net utility plant	714,871,678	674,876,440

Other property and investments, at cost:
Nonutility property	76,889	76,889
Investments in associated organizations	9,349,311	9,635,519
Special funds	907,836	763,913
Restricted cash equivalents	810,559	1,705,760
Investments - other	3,061,434	0
Total other property and investments	14,206,029	12,182,081

Current assets:
Cash and cash equivalents	4,672,935	15,626,919
Special deposits	75,942	74,416
Restricted cash equivalents	899,723	1,143,467
Marketable securities	7,375,381	0
Accounts receivable, less provisions for doubtful accounts
of $484,352 in 2016 and $425,751 in 2015	33,000,919	28,232,930
Materials and supplies	27,889,167	27,611,184
Fuel stock	6,321,676	7,063,541
Prepayments	1,407,026	1,466,301
Other current assets	294,697	225,079
Total current assets	81,937,466	81,443,837

Other non-current assets:
Deferred charges, net	25,140,957	16,811,756
Total other non-current assets	25,140,957	16,811,756

Total other non-current assets	$836,156,130	$785,314,114

Chugach Electric Association, Inc.

Consolidated Balance Sheets (continued)

December 31, 2016 and 2015

Liabilities, Equities and Margins	December 31, 2016	December 31, 2015

Equities and margins:
Memberships	$1,691,014	$1,661,744
Patronage capital	169,996,436	167,447,781
Other	13,828,075	12,527,856
Total equities and margins	185,515,525	181,637,381

Long-term obligations, excluding current installments:
Bonds payable	405,249,998	426,666,665
Notes payable	40,356,000	22,241,852
Less unamortized debt issuance costs	(2,715,745)	(2,680,897)
Total long-term obligations	442,890,253	446,227,620

Current liabilities:
Current installments of long-term obligations	24,836,667	24,115,980
Commercial paper	68,200,000	20,000,000
Accounts payable	9,618,630	9,701,088
Consumer deposits	5,207,585	5,000,684
Fuel cost over-recovery	3,824,722	5,135,745
Accrued interest	5,873,368	5,915,580
Salaries, wages and benefits	7,315,898	7,259,806
Fuel	6,284,338	4,942,310
Other current liabilities	3,234,586	8,076,903
Total current liabilities	134,395,794	90,148,096

Other non-current liabilities:
Deferred compensation	907,836	763,913
Other liabilities, non-current	655,277	1,555,329
Deferred liabilities	1,179,414	1,802,389
Patronage capital payable	12,008,499	11,108,071
Cost of removal obligation / asset retirement obligation	58,603,532	52,071,315
Total other non-current liabilities	73,354,558	67,301,017

Total liabilities, equities and margins	$836,156,130	$785,314,114

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014

Operating revenues	$197,747,579	$216,421,152	$281,318,513

Operating expenses:
Fuel	54,778,582	66,534,877	126,038,350
Production	15,809,168	16,886,257	21,082,176
Purchased power	15,774,733	19,599,994	15,608,396
Transmission	5,590,737	6,287,558	6,138,658
Distribution	13,991,997	14,089,862	13,002,157
Consumer accounts	6,073,710	6,117,625	5,887,713
Administrative, general and other	22,888,048	23,623,299	25,036,248
Depreciation and amortization	36,233,414	35,652,086	40,179,181
Total operating expenses	$171,140,389	$188,791,558	$252,972,879

Interest expense:
Long-term debt and other	21,856,095	22,194,290	23,264,041
Charged to construction	(454,798)	(379,845)	(463,335)
Interest expense, net	$21,401,297	$21,814,445	$22,800,706
Net operating margins	$5,205,893	$5,815,149	$5,544,928

Nonoperating margins:
Interest income	425,173	296,788	566,639
Allowance for funds used during construction	188,111	142,881	163,151
Capital credits, patronage dividends and other	(5,321)	248,034	240,827
Total nonoperating margins	$607,963	$687,703	$970,617

Assignable margins	$5,813,856	$6,502,852	$6,515,545

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Changes in Equities and Margins

Years Ended December 31, 2016, 2015 and 2014

f

	Memberships	Other Equities and Margins	Patronage Capital	Total
Balance, January 1, 2014	$1,600,058	$11,445,918	$162,749,889	$175,795,865

Assignable margins	0	0	6,515,545	6,515,545
Retirement/net transfer of capital credits	0	0	(5,130,381)	(5,130,381)
Unclaimed capital credit retirements	0	(350,776)	0	(350,776)
Memberships and donations received	31,511	63,535	0	95,046

Balance, December 31, 2014	1,631,569	11,158,677	164,135,053	176,925,299

Assignable margins	0	0	6,502,852	6,502,852
Retirement/net transfer of capital credits	0	0	(3,190,124)	(3,190,124)
Unclaimed capital credit retirements	0	1,298,410	0	1,298,410
Memberships and donations received	30,175	70,769	0	100,944

Balance, December 31, 2015	1,661,744	12,527,856	167,447,781	181,637,381

Assignable margins	0	0	5,813,856	5,813,856
Retirement/net transfer of capital credits	0	0	(3,265,201)	(3,265,201)
Unclaimed capital credit retirements	0	1,175,962	0	1,175,962
Memberships and donations received	29,270	124,257	0	153,527

Balance, December 31, 2016	$1,691,014	$13,828,075	$169,996,436	$185,515,525

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Cash flows from operating activities:
Assignable margins	$5,813,856	$6,502,852	$6,515,545
Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation and amortization	36,233,414	35,652,086	40,179,181
Amortization and depreciation cleared to operating expenses	4,988,068	4,390,385	5,777,628
Allowance for funds used during construction	(188,111)	(142,881)	(163,151)
Write off of inventory, deferred charges and projects	997,301	691,035	974,062
Other	248,482	(220,496)	56,250
(Increase) decrease in assets:
Accounts receivable, net	(4,926,631)	6,866,956	6,879,762
Materials and supplies	(850,493)	(1,070,896)	(1,197,127)
Fuel stock	741,865	2,588,532	3,377,775
Prepayments	59,275	712,422	(315,316)
Other assets	(71,144)	215,738	978,338
Deferred charges	(10,374,429)	(405,746)	(1,050,505)
Increase (decrease) in liabilities:
Accounts payable	750,538	(270,416)	(420,041)
Consumer deposits	206,901	86,424	62,702
Fuel cost over-recovery	(1,311,023)	3,673,688	(173,620)
Accrued interest	(42,212)	(276,028)	(321,252)
Salaries, wages and benefits	56,092	(287,510)	(385,047)
Fuel	1,342,028	(6,195,299)	(3,696,976)
Other current liabilities	(1,051,220)	(290,715)	1,653,424
Deferred liabilities	(128,221)	(123,695)	34,668
Net cash provided by operating activities	32,494,336	52,096,436	58,766,300
Cash flows from investing activities:
Return of capital from investment in associated organizations	319,233	352,420	351,162
Investment in restricted cash equivalents	(1,398)	(1,141)	(142)
Investment in marketable securities and investments-other	(10,580,000)	0	(217,817)
Investment in Beluga River Unit	(44,403,922)	0	0
Proceeds from restricted cash equivalents	1,140,343	0	0
Proceeds from the sale of marketable securities	0	0	10,522,620
Proceeds from capital grants	1,021,929	2,395,331	6,960,143
Extension and replacement of plant	(36,984,892)	(35,094,355)	(30,303,133)
Net cash used in investing activities	(89,488,707)	(32,347,745)	(12,687,167)
Cash flows from financing activities:
Payments for debt issue costs	(277,155)	0	0
Net increase (decrease) in short-term obligations	48,200,000	(1,000,000)	(9,000,000)
Proceeds from long-term obligations	45,600,000	0	0
Repayments of long-term obligations	(48,181,832)	(23,889,777)	(24,682,812)
Memberships and donations received	1,329,489	357,365	(255,730)
Retirement of patronage capital and estate payments	(4,378,853)	(182,352)	(4,114,541)
Net receipts on consumer advances for construction	3,748,738	4,228,030	3,991,749
Net cash provided by (used in) financing activities	46,040,387	(20,486,734)	(34,061,334)
Net change in cash and cash equivalents	(10,953,984)	(738,043)	12,017,799
Cash and cash equivalents at beginning of period	$15,626,919	$16,364,962	$4,347,163
Cash and cash equivalents at end of period	$4,672,935	$15,626,919	$16,364,962
Supplemental disclosure of non-cash investing and financing activities:
Cost of removal obligation	$3,008,808	$1,366,318	$3,565,605
Asset retirement obligation assumed upon BRU acquisition	$3,523,409	$0	$0
Extension and replacement of plant included in accounts payable	$1,915,033	$2,582,947	$2,382,117
Patronage capital retired and included in other current liabilities	$0	$2,105,440	$2,572,670
Supplemental disclosure of cash flow information - interest expense paid, net of amounts capitalized	$20,220,317	$21,891,308	$21,835,216

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(1)    Description of Business

Chugach Electric Association, Inc. (Chugach) is one of the largest electric utilities in Alaska. Chugach is engaged in the generation, transmission and distribution of electricity in the Anchorage and upper Kenai Peninsula areas. Chugach is on an interconnected regional electrical system referred to as the Alaska Railbelt, a 400-mile-long area stretching from the coastline of the southern Kenai Peninsula to the interior of the state, including Alaska's largest cities, Anchorage and Fairbanks.

Chugach’s retail and wholesale members are the consumers of the electricity sold. Chugach supplies much of the power requirements to the City of Seward (Seward), as a wholesale customer. Chugach also served Matanuska Electric Association, Inc. (MEA) through their contract expiration on April 30, 2015.  Through March 31, 2015, we sold economy (non-firm) energy to Golden Valley Electric Association, Inc. (GVEA), which used that energy to serve its own load. Periodically, Chugach sells available generation, in excess of its own needs, to MEA, GVEA and Anchorage Municipal Light & Power (ML&P).

Chugach was organized as an Alaska electric cooperative in 1948 and operates on a not‑for‑profit basis and, accordingly, seeks only to generate revenues sufficient to pay operating and maintenance costs, the cost of purchased power, capital expenditures, depreciation, and principal and interest on all indebtedness and to provide for reserves. Chugach is subject to the authority of the Regulatory Commission of Alaska (RCA).

The consolidated financial statements include the activity of Chugach and the activity of the Beluga River Unit (BRU). Chugach accounts for its share of BRU activity using proportional consolidation (see Note 15 – “Beluga River Unit”). Intercompany activity has been eliminated for presentation of the consolidated financial statements.

(2)    Significant Accounting Policies

a. Management Estimates

In preparing the financial statements in conformity with United States generally accepted accounting principles (GAAP), the management of Chugach is required to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the reporting period. Estimates include the allowance for doubtful accounts, workers’ compensation liability, deferred charges and liabilities, unbilled revenue, estimated useful life of utility plant, cost of removal and asset retirement obligation (ARO), purchase price allocation for BRU, and remaining proved BRU reserves. Actual results could differ from those estimates.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

b. Regulation

The accounting records of Chugach conform to the Uniform System of Accounts as prescribed by the Federal Energy Regulatory Commission (FERC). Chugach meets the criteria, and accordingly, follows the accounting and reporting requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 980, “Topic 980 - Regulated Operations.” FASB ASC 980 provides for the recognition of regulatory assets and liabilities as allowed by regulators for costs or credits that are reflected in current rates or are considered probable of being included in future rates. Our regulated rates are established to recover all of our specific costs of providing electric service. In each rate filing, rates are set at levels to recover all of our specific allowable costs and those rates are then collected from our retail and wholesale customers. The regulatory assets or liabilities are then reduced as the cost or credit is reflected in earnings and our rates, see Note (2n) – “Deferred Charges and Liabilities.”

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

Depreciation and amortization rates have been applied on a straight‑line basis and at December 31, 2016 are as follows:

Annual Depreciation Rate Ranges

Steam production plant	3.15%	-	3.84%
Hydroelectric production plant	1.06%	-	3.00%
Other production plant	3.15%		8.85%
Transmission plant	1.58%	-	7.86%
Distribution plant	2.16%	-	9.63%
General plant	1.57%	-	20.00%
Other	2.75%	-	2.75%

On November 1, 2010, the RCA approved revised depreciation rates effective November 1, 2010 in Docket U-09-097. Chugach’s depreciation rates include a provision for cost of removal. Chugach records a separate liability for the estimated obligation related to the cost of removal.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

On August 31, 2012, in Docket U-12-009, the RCA approved Southcentral Power Project (SPP) depreciation rates effective February 1, 2013, the date the SPP plant was placed in service.

Chugach records Depreciation, Depletion and Amortization (DD&A) expense on the BRU assets based on units of production using the following formula: ten percent of the total production from the BRU as provided by the operator divided by ten percent of the estimated remaining proved reserves (in thousand cubic feet (Mcf)) in the field multiplied by Chugach’s total assets in the BRU.

d. Full Cost Method

Pursuant to Accounting Standards Codification (ASC) 932-360-25, “Extractive Activities-Oil and Gas – Property, Plant and Equipment – Recognition,” Chugach has elected the Full Cost method, rather than the Successful Efforts method, to account for exploration and development costs of gas reserves. This is the first time Chugach has invested in oil or gas activities, so there is no prior policy of using the Successful Efforts method.

e. Asset Retirement Obligation (ARO)

Chugach calculated and recorded an Asset Retirement Obligation associated with the BRU. Chugach uses its BRU financing rate as its credit adjusted risk free rate and the expected cash flow approach to calculate the fair value of the ARO liability. The ARO asset is depreciated using the DD&A formula previously discussed. The ARO liability is accreted using the interest method of allocation.

f. Investments in Associated Organizations

The loan agreements with CoBank, ACB (CoBank) and National Rural Utilities Cooperative Finance Corporation (NRUCFC) requires as a condition of the extension of credit, that an equity ownership position be established by all borrowers. Chugach’s equity ownership in these organizations is less than one percent. These investments are non-marketable and accounted for at cost. Management evaluates these investments annually for impairment. No impairment was recorded during 2016, 2015 and 2014.

g. Investments – Other

Investments –other consists of certificates of deposit with an original maturity of 18 months.

h. Cash and Cash Equivalents / Restricted Cash Equivalents

For purposes of the statement of cash flows, Chugach considers all highly liquid instruments with a maturity of three months or less upon acquisition by Chugach to be cash equivalents. Chugach has a concentration account with First National Bank Alaska (FNBA). There is no rate of return or fees on this account. The concentration account had an average balance of $5,897,767 and $6,218,015 during the years ended December 31, 2016 and 2015, respectively.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Restricted cash equivalents include funds on deposit for future workers’ compensation claims. At December 31, 2016 and 2015, restricted cash equivalents included $0.8 million and $1.7 million, respectively, of funds on deposit for future workers’ compensation claims.

i. Marketable Securities

In September 2016, Chugach resumed its mutual fund investment portfolio. The investments are classified as trading securities, reported at fair value with gains and losses in earnings, and include bond funds.

Twelve months ended December 31, 2016
Net gains and losses recognized during the period on trading securities	$(143,185)
Less: Net gains and losses recognized during the period on trading securities sold during the period	0
Unrealized gains and losses recognized during the reporting period on trading securities still held at the reporting date	$(143,185)

j. Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in existing accounts receivable. Chugach determines the allowance based on its historical write-off experience and current economic conditions. Chugach reviews its allowance for doubtful accounts monthly. Past due balances over 90 days in a specified amount are reviewed individually for collectability. All other balances are reviewed in aggregate. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Chugach does not have any off–balance-sheet credit exposure related to its customers. Included in accounts receivable are invoiced amounts to Anchorage Municipal Light & Power (ML&P) for their proportionate share of current SPP costs, which amounted to $1.4 million and $1.1 million in 2016 and 2015, respectively. In addition, accounts receivable includes invoiced amounts for grants to support investigating means of mitigating the impact of renewable generation variability on the grid as well as the construction of facilities to divert water and safely transmit electricity, which amounted to $0.0 million and $0.2 million in 2016 and 2015, respectively. At December 31, 2016, accounts receivable also included $0.7 million from BRU operations primarily associated with gas sales to ENSTAR.

k. Materials and Supplies

Materials and supplies are stated at average cost.

l. Fuel Stock

Fuel Stock is the weighted average cost of fuel injected into Cook Inlet Natural Gas Storage Alaska (CINGSA), which began service in the second quarter of 2012. Chugach’s fuel balance in storage for the years ended December 31, 2016 and 2015 amounted to $6.3 million and $7.1 million, respectively.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

m. Fuel and Purchased Power Cost Recovery

Expenses associated with electric services include fuel purchased from others and produced from Chugach’s interest in the BRU, both of which are used to generate electricity, as well as power purchased from others. Chugach is authorized by the RCA to recover fuel and purchased power costs through the fuel and purchased power adjustment process, which is adjusted quarterly to reflect increases and decreases of such costs. We recognize differences between projected recoverable fuel costs and amounts actually recovered through rates. The fuel cost under/over recovery on our Balance Sheet represents the net accumulation of any under- or over-collection of fuel and purchased power costs. Fuel cost under-recovery will appear as an asset on our Balance Sheet and will be collected from our members in subsequent periods. Conversely, fuel cost over-recovery will appear as a liability on our Balance Sheet and will be refunded to our members in subsequent periods.

n. Deferred Charges and Liabilities

Included in deferred charges and liabilities on Chugach’s financial statements are regulatory assets and liabilities recorded in accordance with FASB ASC 980.  See Note 8 – Deferred Charges and Liabilities. Continued accounting under FASB ASC 980 requires that certain criteria be met. We capitalize all or part of costs that would otherwise be charged to expense if it is probable that future revenue in an amount at least equal to the capitalized cost will result from inclusion of that cost in allowable costs for ratemaking purposes and future revenue will be provided to permit recovery of the previously incurred cost. Management believes Chugach’s operations currently satisfy these criteria.

Chugach’s regulatory asset recoveries are embedded in base rates approved by the RCA. Specific costs incurred and recorded as Regulatory Assets, including the amortization period for recovery, are approved by the RCA either in standard Simplified Rate Filings (SRF), general rate case filings or specified independent requests. The rates approved related to the regulatory assets are matched to the amortization of actual expenses recognized. The regulatory assets are amortized and collected through rates over differing periods depending upon the period of benefit as established by the RCA. Deferred liabilities include refundable contributions in aid of construction, which are credited to the associated cost of construction of property units. Refundable contributions in aid of construction are held in deferred credits pending their return or other disposition. If events or circumstances should change so the criteria are not met, the write off of regulatory assets and liabilities could have a material effect on Chugach’s financial position, results of operations or cash flows.

On December 29, 2016, Chugach made a prepayment of $7.9 million to the National Rural Electric Cooperative Association (NRECA) Retirement and Security (RS) Plan, which is included in deferred charges. Chugach recorded the long term prepayment in deferred charges and is amortizing the deferred charge to administrative, general and other expense, over 11 years, which represents the difference between the normal retirement age of 62 and the average age of Chugach’s employees in the RS Plan.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

o. Patronage Capital

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

p. Consumer Deposits

Consumer deposits are the amounts certain customers are required to deposit to receive electric service. Consumer deposits for the years ended December 31, 2016 and 2015, totaled $3.3 million and $3.1 million, respectively. Consumer deposits also represent customer credit balances as a result of prepaid accounts. Credit balances totaled $1.9 million for the years ended December 31, 2016 and 2015.

q. Fair Value of Financial Instruments

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

Marketable securities – the carrying amount approximates fair value as changes in the market value are recorded monthly and gains or losses are reported in earnings (see note 2i and note 4).

Long‑term obligations – the fair value estimate is based on the quoted market price for same or similar issues (see note 11).

Consumer deposits – the carrying amount approximates fair value because of the short refunding term.

The fair value of accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying value due to their short-term nature.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

r. Operating Revenues

Revenues are recognized upon delivery of electricity. Operating revenues are based on billing rates authorized by the RCA, which are applied to customers’ usage of electricity. Chugach’s rates are established, in part, on test period sales levels that reflect actual operating results. Chugach calculates unbilled revenue at the end of each month to ensure the recognition of a calendar year’s revenue. Chugach accrued $10,940,274 and $10,531,377 of unbilled retail revenue at December 31, 2016 and 2015, respectively, which is included in accounts receivable on the balance sheet. Wholesale revenue is recorded from metered locations on a calendar month basis, so no estimation is required. Chugach's tariffs include provisions for the recovery of gas costs according to gas supply contracts, as well as purchased power costs.

s. Capitalized Interest

Allowance for funds used during construction (AFUDC) and interest charged to construction ‑ credit (IDC) are the estimated costs of the funds used during the period of construction from both equity and borrowed funds. AFUDC and IDC are applied to specific projects during construction. AFUDC and IDC calculations use the net cost of borrowed funds when used and is recovered through RCA approved rates as utility plant is depreciated. For all projects Chugach capitalized such funds at the weighted average rate of 4.3% during 2016, 2015 and 2014.

t. Environmental Remediation Costs

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

u. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the years ended December 31, 2016, 2015 and 2014 was in compliance with that provision. In addition, as described in Note (16) – “Commitments and Contingencies,” Chugach collects sales tax and is assessed gross revenue and excise taxes which are presented on a net basis in accordance with FASB ASC 605-45-50, “Topic 605 - Revenue Recognition – Subtopic 45 - Principal Agent Considerations – Section 50 - Disclosure.”

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Management has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements for all periods presented. Chugach’s evaluation was performed for the tax periods ended December 31, 2014 through December 31, 2016 for United States Federal Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2016.

v. Grants

Chugach has received federal and state grants to offset storm related expenditures and to support investigating means of mitigating the impact of renewable generation variability on the grid as well as the construction of facilities to transport fuel, divert water and safely transmit electricity to its consumers. Grant proceeds used to construct or acquire equipment are offset against the carrying amount of the related assets while grant proceeds for storm related expenditures are offset against the actual expense incurred, both of which totaled $0.6 million and $1.6 million in 2016 and 2015, respectively.

(3)    Accounting Pronouncements

Issued and adopted:

ASC Update 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”

In April of 2015, the FASB issued ASC Update 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASC Update 2015-03 revised the presentation guidance for debt issuance costs related to a recognized debt liability. The effect of this update was to present the debt issuance costs as a direct deduction to the liability on the balance sheet and was adopted by retrospective application. This update did not change the recognition and measurement guidance for debt issuance costs. This update was effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016, with early adoption permitted. Chugach began application of ASC 2015-03 with the fiscal year beginning January 1, 2016. Adoption did not have a material effect on its results of operations, financial position, and cash flows.

ASC Update 2015-15 “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”

In September of 2015, the FASB issued ASC Update 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” ASC Update 2015-15 amended guidance related to the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements for SEC reporting. This update was effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016, with early adoption permitted. Chugach began application of ASC 2015-15 with the fiscal year beginning January 1, 2016. Adoption did not have a material effect on its results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Adoption of this guidance was applied retrospectively and reduced deferred charges and long-term debt by the unamortized debt issuance costs of $2.7 million at December 31, 2016, and December 31, 2015.

Issued, not yet adopted:

ASC Update 2014-09 “Revenue from Contracts with Customers (Topic 606)” and Related Updates

In May of 2014, the FASB issued ASC Update 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASC Update 2014-09 provides guidance for the recognition, measurement and disclosure of revenue related to the transfer of promised goods or services to customers. This update was effective for fiscal years beginning after December 15, 2016, for which early adoption was prohibited. However, in August of 2015, the FASB issued ASC Update 2014-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” deferring the effective date of ASC Update 2014-09 to fiscal years beginning after December 15, 2017, and permitting early adoption of this update, but only for annual reporting periods beginning after December 15, 2016, and interim reporting periods within that reporting period. The standard permits the use of either the retrospective or cumulative effect transition method. While Chugach has not yet selected a transition method, we currently expect to use the cumulative effect method. Our transition method, and the expected materiality of the impact of adopting this standard on our operations, financial position, and cash flows, will be determined after we further evaluate the impact of this update.

We have evaluated our energy sales contracts, including retail, wholesale, and economy energy, and do not believe there will be a material impact to our recognition of revenue from energy sales. Energy sales are billed monthly per regulator approved tariffs based on the energy consumed by the customer. Total revenue derived from energy sales during 2016 was approximately 99% of our total operating revenue.

The American Institute of Certified Public Accountants (AICPA) Power and Utilities Revenue Recognition Task Force is currently assessing the impact of this update on contributions in aid of construction (CIAC). CIAC represents the funds collected from customers and third parties and recorded as a reduction to the total cost of property, plant and equipment, per industry standard practice. If it is determined that CIAC is within the scope of this update, it could have a material impact on the amount of revenue we recognize.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Adoption is not expected to have a material effect on its results of operations, financial position, and cash flows.

ASC Update 2016-02  “Leases (Topic 842): Section A – Leases: Amendments to the FASB Accounting Standards Codification; Section B – Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification; Section C – Background Information and Basis for Conclusions”

In February of 2016, the FASB issued ASC Update 2016-02, “Leases (Topic 842): Section A – Leases: Amendments to the FASB Accounting Standards Codification; Section B – Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification; Section C – Background Information and Basis for Conclusions.” ASC Update 2016-02 amends guidance related to the recognition, measurement, presentation and disclosure of leases for lessors and lessees. This update is effective for fiscal years beginning after December 15, 2018,  including the interim periods within those years, with early adoption permitted. Chugach will begin application of ASC 2016-02 on January 1, 2019.  Chugach expects this update to increase the recorded amounts of assets and liabilities and we are evaluating the significance of the increase. We are also evaluating the impact of this update to our results of operations, financial position, and cash flows.

ASC Update 2016-11 “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Update 2014-09 and 2014-06 Pursuant to Staff Announcements at the March 3, 2016, EITF Meeting (SEC Update)”

In May 2016, the FASB issued ASC Update 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Update 2014-09 and 2014-06 Pursuant to Staff Announcements at the March 3, 2016, EITF Meeting (SEC Update).” ASC 2016-11 rescinds and supersedes SEC guidance previously governing revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, consideration given by a vendor to a customer, and gas-balancing arrangements. This update affects the guidance in ASC Update 2014-09 and 2014-06 and follows the same effective date and transition requirements. While Chugach has not yet selected a transition method, we currently expect to use the cumulative effect method. Our transition method, and the expected materiality of the impact of adopting this standard on our operations, financial position, and cash flows, will be determined after we further evaluate the impact of this update.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Chugach’s marketable securities classified as trading securities are outlined in the table below. Chugach had no other assets or liabilities measured at fair value on a recurring basis at December 31, 2016. At December 31, 2015, Chugach had no Level 1 or Level 2 assets or liabilities measured at fair value on a recurring basis.

	December 31, 2016	Level 1
Bond funds/Certificates of Deposit	$10,436,815	$10,436,815

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

The estimated fair values (in thousands) of long-term obligations included in the financial statements at December 31, 2016, are as follows:

	Measurement	Carrying Value	Fair Value
2011 Series A Bonds	Level 2	$221,667	$231,057
2012 Series A Bonds	Level 2	205,000	209,242
2016 CoBank Note	Level 2	43,776	40,921
Long-term obligations (including current installments)		$470,443	$481,220

(5)    Regulatory Matters

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

On March 23, 2015, the RCA approved the Dispatch Agreement, conditioned on the requirements that: 1) MEA and Chugach notify the RCA at least one month prior to forming separate Load Balancing Authorities and include in any such notification details on the tie points and any written agreements contemplated by the utilities; and, 2) Chugach file an update to its tariff to reflect any extension of the Dispatch Services Agreement one week from the receipt of such a request from MEA. The Dispatch Services Agreement was in effect through March 31, 2016.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

June 2014 Test Year General Rate Case

Chugach’s June 2014 test year rate case was submitted to the RCA on February 13, 2015. Chugach requested a system base rate increase of approximately $21.3 million, or 20% on total base rate revenues for rates effective in April 2015. The filing also included updates to firm and non-firm transmission wheeling rates and attendant ancillary services in support of third-party transactions on the Chugach transmission system. The primary driver of the rate changes was the reduction in fixed-cost contributions resulting from the expiration of the Interim Power Sales Agreement between Chugach and MEA. In addition, Chugach submitted proposed adjustments to its fuel and purchased power rates under a separate tariff advice letter to become effective at the same time. This allows interim base rate increases to be synchronized with reductions in fuel costs resulting from system heat rate improvements and a greater share of hydroelectric generation used to meet the load requirements of the remaining customers on the system. Collectively, the effective increase to retail customer bills was approximately between two and five percent.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Simplified Rate Filing

On June 30, 2016, the Chugach Board of Directors voted to re-enter the SRF process for adjustments to base demand and energy rates for Chugach retail customers and wholesale customer, Seward. SRF is an expedited base rate adjustment process available to electric cooperatives in the State of Alaska. On July 1, 2016, Chugach requested approval to implement the SRF process for energy and demand rate changes, and requested approval for a 4.2% system demand and energy rate increase, or approximately $4.8 million on an annual basis. On a total retail customer bill basis, which includes fuel and purchased power costs, the impact was approximately 2.5%. Chugach requested the proposed rate increase become effective August 15, 2016. Chugach plans to adjust rates through the SRF process on a quarterly basis going forward.

On August 12, 2016, the RCA issued a letter order approving Chugach’s entry into the SRF process for quarterly adjustments to the demand and energy rates of Chugach retail customers and Seward. The RCA also approved Chugach’s request to increase demand and energy rates by 4.2%, effective August 15, 2016.

On August 29, 2016, Chugach submitted its June 2016 test year SRF to the RCA with no changes to the demand and energy rates of Chugach retail and Seward. In the filing, Chugach requested approval to adopt the SRF process for quarterly rate adjustments for non-firm transmission wheeling and ancillary services, and approval to reduce these rates between 9.5% and 14.4% based on the current SRF. The RCA issued an order on October 13, 2016, denying Chugach’s request on the basis that the underlying premise of the SRF does not apply to rates for third-party use of Chugach’s transmission system. Revenues from these transactions do not impact Chugach margin levels, but instead are used to reduce fuel and purchased power costs that are recovered by Chugach retail and Seward. As a result, rate changes to third party transmission and ancillary services will be prospectively made through general rate case filings. This has no impact on Chugach’s continued

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

use of SRF for quarterly demand and energy rate adjustments to Chugach retail customers and Seward.

Chugach submitted its June 2016 and September 2016 test year SRFs with the RCA on August 29, 2016 and December 1, 2016, respectively, as informational filings with no changes to the demand and energy rates of Chugach retail and Seward.

Operation and Regulation of the Alaska Railbelt Electric and Transmission System

The 2014 Alaska Legislature directed the RCA to provide a recommendation on whether creating an independent system operator or similar structure in the Railbelt area is the best option for effective and efficient electrical transmission. On February 11, 2015, the RCA voted in favor of opening a docket to investigate and receive input on alternative transmission structures for the Railbelt. On June 30, 2015, the RCA issued its report which recommended an independent transmission company, certificated and regulated as a public utility, be created to operate the transmission system reliably and transparently and to plan and execute major maintenance, transmission system upgrades, and new transmission projects necessary for the reliable delivery of electric power to Railbelt customers. The RCA opened Docket I-15-001 to gather information on power pooling and/or centralized transmission system planning and operation among the Railbelt electric utilities, including economic dispatch of the Railbelt’s electrical generation units. Initial progress reports were filed with the RCA on September 30, 2015. With the support of the RCA, Chugach and several other Railbelt utilities are evaluating possible transmission business model opportunities and associated economic dispatch models that Chugach believes may lead to more optimal Railbelt-wide system operations.

On February 1, 2016, Chugach and the Municipality of Anchorage d/b/a Municipal Light and Power (ML&P) filed a joint report regarding the development of a power pooling and joint dispatch arrangement between the utilities. The filing summarized several of the projected qualitative and quantitative benefits of such an arrangement. Chugach and ML&P filed subsequent joint reports regarding their progress toward joint dispatch and power pooling arrangements on May 2, 2016, and August 10, 2016. On October 31, 2016, Chugach, ML&P, and MEA filed a joint report informing the RCA that they were negotiating a power pooling and joint dispatch agreement.

On January 27, 2017, Chugach, ML&P, and MEA entered into an Amended and Restated Power Pooling and Joint Dispatch Agreement (Agreement) which provides for economic dispatch resulting from coordinated scheduling of generation and transmission assets, including scheduling, dispatch, and settlement transactions at the bulk power level of electric services. The Agreement was submitted to the RCA as an informational filing on January 30, 2017 under Docket I-15-001. The Agreement provides a contractual framework for coordinated scheduling, dispatch, and settlement transactions for the purchase, sale, or exchange of energy, capacity, reserves, and transmission ancillary services on an efficient and economic basis among the signatories to the Agreement.

The Agreement provides for a one-year development period to develop and agree upon specific, detailed generation and transmission dispatch procedures, fuel supply dispatch procedures, and a settlement process. Upon finalization of dispatch procedures and the settlement process in 2018,

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Chugach, ML&P and MEA will submit the Agreement to the RCA for approval. The total cost reductions resulting from the pool are estimated to be up to $16 million per year after the development period for all participants combined.

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

The RCA issued an order in March of 2015 suspending the filing for further investigation. CINGSA filed direct testimony in the case on April 13, 2015. Chugach and other interveners in the case submitted responsive testimony on June 5, 2015. CINGSA submitted its reply testimony on June 29, 2015. The evidentiary hearing was held in September of 2015.

The RCA issued a final order in the case on December 4, 2015, ruling significantly in favor of the interveners in the case. The RCA granted approval for CINGSA to sell 2 Bcf with 87% of the proceeds allocated to CINGSA’s Firm Storage Service (FSS) customers and 13 percent to CINGSA. The RCA also required CINGSA to file a reservoir engineering study by June 30, 2016, and required CINGSA to file notice of all gas sales within 30 days of any sales, including the transaction price, purchaser, quantities, and the terms and conditions of the sale. The RCA also required that all proceeds to the FSS customers be treated as a reduction in fuel costs that are paid by CINGSA’s customers.

On January 4, 2016, CINGSA filed an appeal in Superior Court to Order U-15-016(14), stating the RCA violated CINGSA’s right to due process of law, erred, and/or acted unreasonably, unfairly, arbitrarily, capriciously, or contrary to applicable law. CINGSA believes additional proceeds resulting from the sale of found native gas should remain with CINGSA. Chugach filed an entry of appearance in the case on January 14, 2016. CINGSA filed its brief on June 6, 2016. Chugach filed its reply brief on October 31, 2016. Oral argument was held on March 6, 2017.

Beluga River Unit

In July of 2015, ConocoPhillips Alaska, Inc. (CPAI) announced the marketing for sale of its North Cook Inlet Unit; its interest in the Beluga River Unit (BRU); and its interest in 5,700 acres of exploration prospects in the Cook Inlet region. In October of 2015, Chugach submitted a joint bid with ML&P for acquisition of CPAI’s one-third working interest in the BRU.

Chugach entered into an agreement entitled, “Purchase and Sale Agreement between ConocoPhillips Alaska, Inc. and Municipality of Anchorage d/b/a Municipal Light & Power and Chugach Electric Association, Inc.” (Purchase and Sale Agreement) on February 4, 2016. The Purchase and Sale Agreement transfers CPAI’s interest in the BRU to Chugach and ML&P. The acquisition and attendant recovery of costs in electric rates was subject to RCA approval.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

On March 11, 2016, Chugach and ML&P submitted a joint request to the RCA for approval of the acquisition of CPAI’s interest in the BRU and the attendant recovery of the acquisition costs in electric rates. Chugach and ML&P requested expedited consideration, asking the RCA to issue a bench ruling by April 21, 2016. The request for expedited consideration was made to provide additional certainty regarding Chugach’s eligibility for a State of Alaska production tax credit.

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

On June 29, 2016, Chugach filed a petition with the RCA for approval to create a regulatory asset for the deferral of expenses (financial/economic, engineering and legal services) associated with Chugach’s acquisition of the BRU, which was $1.5 million at December 31, 2016, and is included in deferred charges on Chugach’s balance sheet. See Note 8 – Deferred Charges and Liabilities.  Chugach also requested approval to recover the deferred costs in the gas transfer price.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Beluga Parts Filing

On November 18, 2016, Chugach submitted a petition to the RCA for approval to create a regulatory asset that would allow Chugach to amortize and recover in rates the value of certain plant needed to support power production equipment located at Beluga Power Plant.

Specifically, Chugach requested RCA approval to recover approximately $11.4 million in equipment that supports Beluga generation units. Chugach requested that it be permitted to amortize the value of this plant over a period of 30 months for plant associated with Units 1 and 2 (approximately $0.3 million), and 108 months for all other parts (approximately $11.1 million). The amortization periods are consistent with the proposed depreciation rates for the Beluga units contained in Chugach’s depreciation study that was submitted to the RCA on September 30, 2016.

Furie Agreement

On March 16, 2017, Chugach submitted a request to the RCA for approval of the agreement entitled, “Firm and Interruptible Gas Sale and Purchase Agreement between Furie Operating Alaska, LLC and Chugach Electric Association, Inc.” (Furie Agreement) dated March 3, 2017. As part of the filing, Chugach also requested RCA approval to recover both firm and interruptible purchases under the agreement and all attendant transportation and storage costs through its quarterly fuel and purchased power cost adjustment process.

The Furie Agreement provides Chugach with both firm and non-firm gas supplies over a 16-year period, with firm purchases beginning on April 1, 2023, and ending on March 31, 2033, and interruptible gas purchases available to Chugach immediately upon RCA approval and ending on March 31, 2033. With respect to firm purchases beginning on April 1, 2023, and ending on March 31, 2033, the Furie Agreement provides an Annual Gas Commitment by Furie to sell and Chugach to purchase approximately 1.8 Bcf of gas each year, which represents approximately 20% to 25% of Chugach’s projected gas requirements during this period. The Furie Agreement also provides Chugach with additional purchase options, with on a firm and interruptible basis. The initial price for firm gas is $7.16 per Mcf beginning April 1, 2023 and escalates annually, rising to $7.98 per Mcf on April 1, 2032, the last year of the contract.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(6)    Utility Plant

Major classes of utility plant as of December 31 are as follows:

Electric plant in service:	2016	2015
Steam production plant	$101,116,277	$100,938,247
Hydroelectric production plant	33,659,129	20,591,678
Other production plant	287,404,484	284,035,865
Transmission plant	282,040,969	277,490,606
Distribution plant	294,641,485	290,680,919
General plant	54,982,432	51,841,582
Unclassified electric plant in service[1]	83,457,981	95,611,615
Intangible plant[1]	5,455,371	5,455,371
Beluga River Natural Gas Field (BRU Asset & ARO)	47,927,331	0
Other[1]	1,828,409	1,828,409
Total electric plant in service	1,192,513,869	1,128,474,292
Construction work in progress	18,455,940	15,601,374
Total electric plant in service and construction work in progress	$1,210,969,809	$1,144,075,666

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

(7)    Investments in Associated Organizations

Investments in associated organizations include the following at December 31:

	2016	2015
NRUCFC	$6,095,980	$6,095,980
CoBank	3,188,490	3,475,664
NRUCFC Capital Term Certificates and other	64,841	63,875
Total investments in associated organizations	$9,349,311	$9,635,519

The Farm Credit Administration, CoBank's federal regulators, requires minimum capital adequacy standards for all Farm Credit System institutions. Loan agreements and financing arrangements with CoBank and NRUCFC require, as a condition of the extension of credit, that an equity ownership position be established by all borrowers.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(8)    Deferred Charges and Liabilities

Deferred Charges

Deferred charges, net of amortization, consisted of the following at December 31:

	2016	2015
Regulatory assets:
Debt issuance and reacquisition costs	$492,850	$247,481
Refurbishment of transmission equipment	104,939	114,198
Feasibility studies	1,387,285	551,122
Beluga gas compression	0	508,866
Cooper Lake relicensing / projects	5,280,006	5,410,109
Fuel supply	2,005,052	939,768
Storm damage	647,381	841,595
Other regulatory deferred charges	849,933	1,056,909
Bond interest - market risk management	5,365,190	5,871,286
Environmental matters	1,024,171	1,069,522
Total regulatory assets	17,156,807	16,610,856
Other deferred charges:
NRECA pension plan prepayment	7,925,050	0
Post retirement benefit obligation	59,100	200,900
Total other deferred charges	7,984,150	200,900
Total deferred charges	$25,140,957	$16,811,756

Deferred charges, not currently being recovered in rates charged to consumers, consisted of the following at December 31:

	2016	2015
Regulatory assets:
Multi-stage Energy Storage	$1,117,860	$124,569
Regulatory studies and other	46,721	360,879
Total regulatory assets	1,164,581	485,448
Other deferred charges:
NRECA pension plan prepayment	7,925,050	0
Post retirement benefit obligation	59,100	200,900
Total other deferred charges	7,984,150	200,900
Total deferred charges	$9,148,731	$686,348

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Deferred Liabilities

Deferred liabilities, at December 31 consisted of the following:

	2016	2015
Refundable consumer advances for construction	$328,360	$823,115
Estimated initial installation costs for meters	118,854	105,274
Post retirement benefit obligation	732,200	874,000
Total deferred liabilities	$1,179,414	$1,802,389

(9)    Patronage Capital

Chugach has a Board-approved capital credit retirement policy, which is contained in Chugach’s Financial Forecast. This establishes, in general, a plan to return the capital credits of wholesale and retail customers based on the members’ proportionate contribution to Chugach’s assignable margins. At December 31, 2016, Chugach had $169,996,436 of patronage capital (net of capital credits retired in 2016), which included $164,182,580 of patronage capital that had been assigned and $5,813,856 of patronage capital to be assigned to its members. At December 31, 2015, Chugach had $167,447,781 of patronage capital (net of capital credits retired in 2015), which included $160,944,929 of patronage capital that had been assigned and $6,502,852 of patronage capital to be assigned to its members. Approval of actual capital credit retirements is at the discretion of the Chugach Board. Chugach records a liability when the retirements are approved by the Board. In December of 2013, the Board resumed its capital credit retirement program.

Chugach entered into an agreement with HEA to return all of its patronage capital within five years after expiration of its power sales agreement, which was December 31, 2013. This patronage capital retirement was related to a settlement agreement associated with the 2005 Test Year General Rate Case (Docket U-06-134). The RCA accepted the parties’ settlement agreement on August 9, 2007. HEA’s patronage capital payable was $7.9 million at December 31, 2016 and 2015, respectively.

In an agreement reached in May of 2014 with MEA, capital credits retired to MEA are classified as patronage capital payable on Chugach’s Balance Sheet. MEA’s patronage capital payable was $4.1 million and $3.2 million at December 31, 2016 and 2015, respectively.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The Second Amended and Restated Indenture of Trust (Indenture) and the CoBank Second Amended and Restated Master Loan Agreement prohibit Chugach from making any distribution of patronage capital to Chugach’s customers if an event of default under the Indenture or debt agreements exists. Otherwise, Chugach may make distributions to Chugach’s members in each year equal to the lesser of 5% of Chugach’s patronage capital or 50% of assignable margins for the prior fiscal year. This restriction does not apply if, after the distribution, Chugach’s aggregate equities and margins as of the end of the immediately preceding fiscal quarter are equal to at least 30% of Chugach’s total liabilities and equities and margins. Capital credits retired, net of HEA’s allocations, were $3,265,201,  $3,190,124, and $5,130,381 for the years ended December 31, 2016, 2015, and 2014, respectively. With the exception of MEA’s and HEA’s patronage capital payable, the outstanding liability for capital credits authorized but not paid at December 31, 2016,  2015, and 2014 was $2,014,080,  $2,105,440 and $1,042,064, respectively.

(10)  Other Equities

A summary of other equities at December 31 follows:

	2016	2015
Nonoperating margins, prior to 1967	$23,625	$23,625
Donated capital	2,001,450	1,877,193
Unclaimed capital credit retirement[1]	11,803,000	10,627,038
Total other equities	$13,828,075	$12,527,856

1Represents unclaimed capital credits that have met all requirements of Alaska Statute section 34.45.200 regarding Alaska’s unclaimed property law and has therefore reverted to Chugach.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(11)  Debt

Long-term obligations at December 31 are as follows:	2016	2015
2011 CoBank Note, 2.78% variable rate at redemption, with interest payable monthly and principal due annually beginning in 2003	$0	$24,941,165
2011 Series A Bond of 4.20%, maturing in 2031, with interest payable semi-annually March 15 and September 15 and principal due annually beginning in 2012	67,500,000	72,000,000
2011 Series A Bond of 4.75%, maturing in 2041, with interest payable semi-annually March 15 and September 15 and principal due annually beginning in 2012	154,166,665	160,333,332
2012 Series A Bond of 4.01%, maturing in 2032, with interest payable semi-annually March 15 and September 15 and principal due annually beginning in 2013	60,000,000	63,750,000
2012 Series A Bond of 4.41%, maturing in 2042, with interest payable semi-annually March 15 and September 15 and principal due annually between 2013 and 2020 and between 2032 and 2042	95,000,000	102,000,000
2012 Series A Bond of 4.78%, maturing in 2042, with interest payable semi-annually March 15 and September 15 and principal due annually beginning in 2023	50,000,000	50,000,000
2016 CoBank Note, 2.58% fixed rate note maturing in 2031, with interest and principal due quarterly beginning in 2016	43,776,000	0
Total long-term obligations	$470,442,665	$473,024,497
Less current installments	24,836,667	24,115,980
Less unamortized debt issuance costs	2,715,745	2,680,897
Long-term obligations, excluding current installments	$442,890,253	$446,227,620

Covenants

Chugach is required to comply with all covenants set forth in the Indenture that secures the 2011 Series A Bonds, the 2012 Series A Bonds and the 2016 CoBank Note. The CoBank Note is governed by the Second Amended and Restated Master Loan Agreement, which is secured by the Indenture dated January 20, 2011.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Chugach is also required to comply with the 2016 Credit Agreement, between Chugach and NRUCFC, KeyBank National Association, Bank of America, N.A., CoBank, and ACB dated June 13, 2016, governing loans and extensions of credit associated with Chugach’s commercial paper program, in an aggregate principal amount not exceeding $150.0 million at any one time outstanding.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The CoBank Master Loan Agreement also required Chugach to establish and collect rates reasonably expected to yield margins for interest equal to at least 1.10 times interest expense. The Second Amended and Restated Master Loan Agreement with CoBank, which became effective on June 30, 2016, did not change this requirement.

The 2016 Credit Agreement governing the unsecured facility providing liquidity for Chugach’s Commercial Paper Program requires Chugach to maintain minimum margins for interest of at least 1.10 times interest charges for each fiscal year. Margins for interest generally consist of Chugach’s assignable margins plus total interest expense.

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

Maturities of Long‑term Obligations

Long-term obligations at December 31, 2016, mature as follows:

Year ending December 31	2011 Series A Bonds	2016 CoBank Note	2012 Series A Bonds	Total
2017	$10,666,667	$3,420,000	$10,750,000	$24,836,667
2018	10,666,667	3,192,000	10,750,000	24,608,667
2019	10,666,667	3,192,000	10,750,000	24,608,667
2020	10,666,667	3,420,000	10,750,000	24,836,667
2021	10,666,667	3,648,000	3,750,000	18,064,667
Thereafter	168,333,330	26,904,000	158,250,000	353,487,330
	$221,666,665	$43,776,000	$205,000,000	$470,442,665

Lines of credit

Chugach maintains a $50.0 million line of credit with NRUCFC. Chugach did not utilize this line of credit in 2016 or 2015, and therefore had no outstanding balance at December 31, 2016 and 2015.  The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC. The borrowing rate was 2.90% at December 31, 2016 and 2015.

The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. The NRUCFC line of credit expires October 12, 2017, and is immediately available for unconditional borrowing.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Commercial Paper

On November 17, 2010, Chugach entered into a $300.0 million Unsecured Credit Agreement, which is used to back Chugach’s Commercial Paper Program. The participating banks were NRUCFC, Bank of America, N.A., KeyBank National Association, JPMorgan Chase Bank, N.A., Bank of Montreal, CoBank, ACB, Goldman Sachs Bank USA, Bank of Taiwan, Los Angeles Branch and Chang Hwa Commercial Bank, Ltd., Los Angeles Branch. Effective May 4, 2012, Chugach reduced the commitment amount to $100.0 million and on June 29, 2012, amended and extended the Credit Agreement to update the pricing and extend the term. This pricing included an all-in drawn spread of one month London Interbank Offered Rate (LIBOR) plus 107.5 basis points, along with a 17.5 basis points facility fee (based on an A- unsecured debt rating). The Amended Unsecured Credit Agreement was set to expire on November 17, 2016.

On June 13, 2016, Chugach entered into a $150.0 million senior unsecured credit facility, the Credit Agreement, which is used to back Chugach’s commercial paper program. The new pricing includes an all-in drawn spread of one month LIBOR plus 90.0 basis points, along with a 10.0 basis points facility fee (based on an A/A2/A unsecured debt rating). The new Credit Agreement will expire on June 13, 2021. The participating banks include NRUCFC, KeyBank National Association, Bank of America, N.A., and CoBank, ACB.

Our commercial paper can be repriced between one day and 270 days. Chugach is expected to continue to issue commercial paper in 2017, as needed.

Chugach had $68.2 million and $20.0 million of commercial paper outstanding at December 31, 2016 and 2015, respectively.

The following table provides information regarding 2016 monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate	Month	Average Balance	Weighted Average Interest Rate
January 2016	$16.1	0.61	July 2016	$47.3	0.66
February 2016	$16.9	0.60	August 2016	$54.2	0.63
March 2016	$30.5	0.60	September 2016	$60.0	0.65
April 2016	$55.1	0.60	October 2016	$63.5	0.65
May 2016	$78.2	0.60	November 2016	$60.8	0.65
June 2016	$76.0	0.62	December 2016	$63.7	0.86

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Chugach had a term loan facility with CoBank,  evidenced by the 2011 CoBank Note, which was governed by the Amended and Restated Master Loan Agreement dated January 19, 2011, and secured by the Indenture. On July 13, 2016, Chugach used commercial paper to pay off the $22.2 million balance and therefore had no outstanding balance at December 31, 2016. Chugach had $24.9 million outstanding on this facility at December 31, 2015.

On June 30, 2016, Chugach entered into another term loan facility with CoBank, evidenced by the 2016 CoBank Note, which is governed by the Second Amended and Restated Master Loan Agreement dated June 30, 2016, and secured by the Indenture. Chugach had $43.8 million outstanding on this facility at December 31, 2016.

The following table provides additional information regarding the 2011 Series A and 2012 Series A bonds and the 2016 CoBank Note at December 31, 2016 (dollars in thousands):

	Maturing March 15,	Average Life (Years)	Interest Rate	Issue Amount	Carrying Value
2011 Series A, Tranche A	2031	7.2	4.20%	$90,000	$67,500
2011 Series A, Tranche B	2041	12.2	4.75%	185,000	154,167
2012 Series A, Tranche A	2032	7.7	4.01%	75,000	60,000
2012 Series A, Tranche B	2042	14.8	4.41%	125,000	95,000
2012 Series A, Tranche C	2042	15.7	4.78%	50,000	50,000
2016 CoBank Note	2031	6.2	2.58%	45,600	43,776
Total				$570,600	$470,443

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Chugach made contributions to all significant pension plans for the years ended December 31, 2016, 2015 and 2014 of $6.7 million,  $6.7 million and $6.8 million, respectively. The rate and number of employees in all significant pension plans did not materially change for the years ended December 31, 2016, 2015 and 2014.

In December 2012, a committee of the NRECA Board of Directors approved an option to allow participating cooperatives in the Retirement Security (RS) Plan (a defined benefit multiemployer pension plan) to make a prepayment and reduce future required contributions. The prepayment amount is a cooperative’s share, as of January 1, 2013, of future contributions required to fund the RS Plan’s unfunded value of benefits earned to date using Plan actuarial valuation assumptions. The prepayment amount will typically equal approximately 2.5 times a cooperative’s annual RS Plan required contribution as of January 1, 2013. After making the prepayment, for most cooperatives the billing rate is reduced by approximately 25%, retroactive to January 1, 2013. The 25% differential in billing rates is expected to continue for approximately 15 years. However changes in interest rates, asset returns and other plan experience different from that expected, plan assumption changes, and other factors may have an impact on the differential in billing rates and the 15 year period.

On December 29, 2106, Chugach made a prepayment of $7.9 million to the NRECA RS Plan. See Note 2n – “Deferred Charges and Liabilities.”

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The following table provides information regarding pension plans which Chugach considers individually significant:

	Alaska Electrical Pension Plan[3]			NRECA Retirement Security Plan[3]
Employer Identification Number	92-6005171			53-0116145
Plan Number	001			333
Year-end Date	December 31			December 31
Expiration Date of CBA's	June 30, 2017			N/A2
Subject to Funding Improvement Plan	No			No4
Surcharge Paid	N/A			N/A4
	2016	2015	2014	2016	2015	2014
Zone Status	Green	Green	Green	N/A1	N/A1	N/A1
Required minimum contributions	None	None	None	N/A	N/A	N/A
Contributions (in millions)	$3.2	$3.1	$3.3	$3.5	$3.5	$3.5
Contributions > 5% of total plan contributions	Yes	Yes	Yes	No	No	No

1A “zone status” determination is not required, and therefore not determined under the Pension Protection Act (PPA) of 2006.

2The CEO is the only participant in the NRECA RS Plan who is subject to an employment agreement, which is effective through April 30, 2020.

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

Health and Welfare Plans

Health and welfare benefits for union employees are provided through the Alaska Electrical Health and Welfare Trust and the Alaska Hotel, Restaurant and Camp Employees Health and Welfare and Pension Trust Fund. Chugach participates in multi-employer plans that provide substantially all union workers with health care and other welfare benefits during their employment with Chugach. Chugach pays a defined amount per union employee pursuant to collective bargaining unit agreements. Amounts charged to benefit costs and contributed to the health and welfare plans for these benefits for the years ending December 31, 2016, 2015, and 2014 were $4.5 million,  $4.5 million, and $4.5 million, respectively.

Chugach participates in a multi-employer plan through the Group Benefits Program of NRECA for non-union employees. Amounts charged to benefit cost and contributed to this plan for those benefits for the years ended December 31, 2016, 2015, and 2014 totaled $2.8 million,  $2.6 million, and $2.9 million respectively.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Money Purchase Pension Plan

Chugach participates in a multi-employer defined contribution money purchase pension plan covering some employees who are covered by a collective bargaining agreement. Contributions to the Plan are made based on a percentage of each employee’s compensation. Contributions to the money purchase pension plan for the years ending December 31, 2016, 2015 and 2014 were $132.3 thousand, $133.6 thousand and $149.2 thousand, respectively.

401(k) Plan

Chugach has a defined contribution 401(k) retirement plan which covers substantially all employees who, effective January 1, 2008, can participate immediately. Employees who elect to participate may contribute up to the Internal Revenue Service’s maximum of $18,000 in 2016 and 2015 and $17,500 in 2014, and allowed catch-up contributions for those over 50 years of age of $6,000 in 2016 and 2015 and $5,500 in 2014. Chugach does not make contributions to the plan.

Deferred Compensation

Effective January 1, 2011, Chugach participates in Vanguard’s unfunded Deferred Compensation Program (the Program) to allow highly compensated employees who elect to participate in the Program to defer a portion of their current compensation and avoid paying tax on the deferrals until received. The program is a non-qualified plan under Internal Revenue Code 457(b).

Deferred compensation accounts are established for the individual employees, however, they are considered to be owned by Chugach until a distribution is made. The amounts credited to the deferred compensation account, including gains or losses, are retained by Chugach until the entire amount credited to the account has been distributed to the participant or to the participant’s beneficiary. The balance of the Program for the years ending December 31, 2016, and 2015 was $907,836 and $763,913, respectively.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(13)  Bradley Lake Hydroelectric Project

Chugach is a participant in the Bradley Lake Hydroelectric Project (Bradley Lake). Bradley Lake was built and financed by the Alaska Energy Authority (AEA) through State of Alaska grants and $166.0 million of revenue bonds. Chugach and other participating utilities have entered into take‑or‑pay power sales agreements under which shares of the project capacity have been purchased and the participants have agreed to pay a like percentage of annual costs of the project (including ownership, operation and maintenance costs, debt service costs and amounts required to maintain established reserves). Under these take‑or‑pay power sales agreements, the participants have agreed to pay all project costs from the date of commercial operation even if no energy is produced. Chugach has a 30.4% share, or 27.4 megawatts (MW) as currently operated, of the project’s capacity. The share of Bradley Lake indebtedness for which we are responsible is approximately $19.0 million.  Upon the default of a Bradley Lake participant, and subject to certain other conditions, AEA is entitled to increase each participant’s share of costs pro rata, to the extent necessary to compensate for the failure of another participant to pay its share, provided that no participant’s percentage share is increased by more than 25%. Upon default, Chugach could be faced with annual expenditures of approximately  $6.0 million as a result of Chugach’s Bradley Lake take-or-pay obligations. Management believes that such expenditures, if any, would be recoverable through the fuel recovery process.

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

The following represents information with respect to Bradley Lake at June 30, 2016 (the most recent date for which information is available). Chugach's share of expenses was $5,662,522 in 2016,  $5,663,304 in 2015, and $5,228,907 in 2014 and is included in purchased power in the accompanying financial statements.

(In thousands)	Total	Proportionate Share
Plant in service	$163,531	$49,713
Long-term debt	53,495	16,262
Interest expense	3,177	966

Chugach's share of a Bradley Lake transmission line financed internally is included in Intangible Electric Plant.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(14)  Eklutna Hydroelectric Project

Along with two other utilities, Chugach purchased the Eklutna Hydroelectric Project from the Federal Government in 1997. Ownership was transferred from the United States Department of Energy’s Alaska Power Administration jointly to Chugach (30%), MEA (17%) and ML&P (53%).

Plant in service in 2016 included $4,229,167, net of accumulated depreciation of $2,442,175,  which represents Chugach’s share of the Eklutna Hydroelectric Project. In 2015, plant in service included $4,401,440, net of accumulated depreciation of $2,203,659. The facility is operated by Chugach and maintained jointly by Chugach and ML&P. Each participant contributes their proportionate share for operation, maintenance and capital improvement costs to the plant, as well as to the transmission line between Anchorage and the plant. Under net billing arrangements, Chugach then reimburses MEA for their share of the costs. Chugach’s share of expenses was $532,678,  $689,501, and $761,613 in 2016, 2015, and 2014, respectively, and is included in purchased power, power production and depreciation expense in the accompanying financial statements. ML&P performs major maintenance at the plant. Chugach performs the daily operation and maintenance of the power plant, providing personnel who perform daily plant inspections, meter reading, monthly report preparation, and other activities as required.

(15)  Beluga River Unit

On February 4, 2016, Chugach entered into an agreement entitled, “Purchase and Sale Agreement between ConocoPhillips Alaska, Inc. and Municipality of Anchorage d/b/a Municipal Light & Power and Chugach Electric Association, Inc.” The Purchase and Sale Agreement transfers CPAI’s working interest in the BRU to Chugach and ML&P. The total purchase price was $148.0 million, with Chugach’s portion totaling $44.4 million. Chugach’s interest in the BRU is to reduce the cost of electric service to its retail and wholesale members by securing an additional long-term supply of natural gas to meet on-going generation requirements. The acquisition complements existing gas supplies and is expected to provide greater fuel diversity.

Under the joint bid arrangement, Chugach’s ownership of CPAI’s working interest is 30% and ML&P’s ownership is 70%. The ownership shares include the attendant rights and privileges of all gas and oil resources, including 15,500 lease acres (8,200 in Unit / Participating Area and 7,300 held by Unit), Sterling and Beluga producing zones, and CPAI’s 67% working interest in deep oil resources. On April 21, 2016, the acquisition was approved by the RCA (see “Note 5 – Regulatory Matters – Beluga River Unit”) and the transaction closed on April 22, 2016.

Chugach had a firm gas supply contract with CPAI as previously discussed in “Note 16 – Commitments and Contingencies – Fuel Supply Contracts”. In addition to Chugach, CPAI had contractual gas sales obligations to ENSTAR through 2017. These contracts were assumed by ML&P and Chugach on the basis of ownership share.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The BRU is located on the western side of Cook Inlet, approximately 35 miles from Anchorage, and is an established natural gas field that was originally discovered in 1962. The BRU was jointly owned (one-third) by CPAI, Hilcorp, and ML&P. Following the acquisition, ML&P’s ownership of the BRU increased to approximately 56.7%, Hilcorp’s ownership remained unchanged at 33.3%, and Chugach’s ownership is 10.0%.

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

Chugach recorded the acquisition at fair value on the acquisition date. The fair value estimate used the discounted cash flow method assuming an estimated useful life of 18 years with 27 Bcf of proven developed producing reserves and using Chugach’s BRU financing rate as the credit adjusted risk free rate. The table below outlines the acquisition allocation recorded at December 31, 2016.

Amount
Utility Plant:
Proved Developed Reserves	$33,693,922
Proved Undeveloped Reserves	10,710,000
Asset Retirement Obligation	3,523,409
Utility plant	47,927,331
Cost of removal obligation	(3,523,409)
Cash Consideration	$44,403,922

Acquisition costs are recorded as deferred charges on Chugach’s balance sheet because Chugach believes it is probable the RCA will allow them to be collected through rates, and totaled $1.5 million at December 31, 2016. Chugach has requested that these costs be amortized based on units of production of the BRU and recognized as depreciation and amortization on Chugach’s statement of operations.

Each of the BRU participants has a right to take their interest of the gas produced. Parties that take less than their interest of the field’s output may either accept a cash settlement for their underlift or take their underlifted gas in future years. As part of the BRU acquisition, Chugach acquired 30% of CPAI’s underlift, which was 69,099 Mcf at acquisition and was in an overlift position of 84 Mcf at December 31, 2016. Chugach has opted to take any cumulative underlift in gas in the future and will record the gas as fuel expense on the statement of operations when received.

The revenue generated by Chugach’s interest in the BRU operations is primarily associated with the gas sold to ENSTAR, pursuant to the aforementioned contract due to expire December 31, 2017. Chugach recognized revenue from the BRU in the amount of $2.8 million through December 31, 2016.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Chugach records depreciation, depletion and amortization on BRU assets based on units of production. As of December 31, 2016, Chugach lifted 1.9 Bcf resulting in approximately 25.1 Bcf remaining in Chugach’s proven developed reserves. Prior to the acquisition, CPAI was the contracted operator of the BRU. Following the acquisition, Hilcorp temporarily assumed operations under an agreement similar to that previously held by CPAI. A final operator agreement is expected during the second quarter of 2017. In addition to the operator fees to Hilcorp, other BRU expenses include royalty expense and interest on long-term debt. All expenses other than depreciation, depletion and amortization and interest on long-term debt are included as fuel expense on Chugach’s statement of operations. Chugach has applied and qualified for a small producer tax credit, provided by the State of Alaska, resulting in an estimate of no liability for production taxes. The revenue in excess of expenses less the allowed TIER from BRU operations is adjusted through Chugach’s fuel and purchased power adjustment process.

(16)  Commitments and Contingencies

Contingencies

Chugach is a participant in various legal actions, rate disputes, personnel matters and claims both for and against Chugach’s interests. Management believes the outcome of any such matters will not materially impact Chugach’s financial condition, results of operations or liquidity. Chugach establishes reserves when a particular contingency is probable and calculable. Chugach has not accrued for any contingency at December 31, 2016, as it does not consider any contingency to be probable nor calculable. Chugach faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated.

Concentrations

Approximately 70% of our employees are members of the International Brotherhood of Electrical Workers (IBEW). Chugach has three Collective Bargaining Unit Agreements (CBA) with the IBEW. We also have an agreement with the Hotel Employees and Restaurant Employees (HERE). All three IBEW CBA’s have been renewed through June 30, 2021. The HERE contract was renewed through June 30, 2021. We believe our relationship with our employees is good.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Fuel Supply Contracts

Chugach has fuel supply contracts from various producers at market terms. A gas supply contract between Chugach and ConocoPhillips Alaska, Inc. and ConocoPhillips, Inc. (collectively “ConocoPhillips”), approved effective by the RCA on August 21, 2009, began providing gas in 2010 and expired December 31, 2016. The total amount of gas under the contract was 62 Bcf. This contract was assumed by Chugach and ML&P as part of the BRU acquisition, on the basis of ownership share. As such, Chugach pays ML&P for 70% of gas purchased under this contract. Chugach entered into a gas contract with Hilcorp effective January 1, 2015, to provide gas through March 31, 2018. On September 15, 2014, the RCA approved an amendment to the Hilcorp gas purchase agreement extending gas delivery and subsequently filling 100 percent of Chugach’s needs through March 31, 2019. On September 8, 2015, the RCA approved another amendment to the Hilcorp gas purchase agreement extending the term of the agreement, thus filling up to 100 percent of Chugach’s needs through March 31, 2023.  The total amount of gas under this contract is estimated to be 60 Bcf. All of the production is expected to come from Cook Inlet, Alaska. The terms of the ML&P (previously under ConocoPhillips) and Hilcorp agreements require Chugach to manage the natural gas transportation over the connecting pipeline systems. Chugach has gas transportation agreements with ENSTAR Natural Gas Company (ENSTAR) and Hilcorp.

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

In 2016, 77% of our power was generated from gas, with 9% generated at the Beluga Power Plant and 88% generated at SPP. In 2015,  86% of our power was generated from gas, with 30% generated at Beluga and 61% generated at SPP.

The terms of the ConocoPhillips and Hilcorp agreements require Chugach to handle the natural gas transportation over the connecting pipeline systems. We have gas transportation agreements with ENSTAR and Hilcorp. The following represents the cost of fuel purchased and or transported from various vendors as a percentage of total fuel costs for the years ended December 31:

	2016	2015	2014
Hilcorp	56.9%	30.3%	50.4%
ConocoPhillips (COP)	32.0%	58.7%	43.6%
AIX Energy	0.7%	4.7%	0.0%
ENSTAR	4.7%	3.3%	2.0%
Harvest (Hilcorp) Pipeline	3.2%	1.6%	3.0%
Miscellaneous	2.5%	1.4%	1.0%

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Patronage Capital Payable

Pursuant to agreements reached with HEA and MEA, and discussed in Note (9) – “Patronage Capital,” patronage capital allocated or retired to HEA or MEA is classified as patronage capital payable on Chugach’s balance sheet. HEA’s patronage capital payable was $7.9 million at December 31, 2016 and 2015. MEA’s patronage capital payable was $4.1 million and $3.2 million at December 31, 2016 and 2015, respectively.

Regulatory Cost Charge

In 1992, the State of Alaska Legislature passed legislation authorizing the Department of Revenue to collect a Regulatory Cost Charge from utilities to fund the governing regulatory commission, which is currently the RCA. The tax is assessed on all retail consumers and is based on kilowatt-hour (kWh) consumption. The tax is collected monthly and remitted to the State of Alaska quarterly. The Regulatory Cost Charge has changed since its inception (November of 1992) from an initial rate of $0.000626 per kWh to the current rate of $0.000675, effective July 1, 2016. The tax is reported on a net basis and the tax is not included in revenue or expense.

Sales Tax

Chugach collects sales tax on retail electricity sold to Kenai and Whittier consumers. The tax is collected monthly and remitted to the Kenai Peninsula Borough quarterly. Sales tax is reported on a net basis and the tax is not included in revenue or expense.

Gross Revenue Tax

Chugach pays to the State of Alaska a gross revenue tax in lieu of state and local ad valorem, income and excise taxes on electricity sold in the retail market. The tax is collected monthly and remitted annually.

Production Taxes

Production taxes on Chugach fuel purchases are paid directly to our gas producers and are recorded under “Fuel” in Chugach’s financial statements.

Underground Compliance Charge

In 2005, the Anchorage Municipal Assembly adopted an ordinance to require utilities to convert overhead distribution lines to underground. To comply with the ordinance, Chugach must expend two percent of a three-year average of gross retail revenue within the Municipality of Anchorage annually in moving existing distribution overhead lines underground. Consistent with Alaska Statutes regarding undergrounding programs, Chugach is permitted to amend its rates by adding a two percent charge to its retail members’ bills to recover the actual costs of the program. The rate amendments are not subject to RCA review or approval. Chugach’s liability was $2,507,482 and $5,184,551 for this charge at December 31, 2016 and 2015, respectively, and is included in other current liabilities. These funds are used to offset the costs of the undergrounding program.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

The Clean Air Act and Environmental Protection Agency (EPA) regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants. New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs. On August 3, 2015, the EPA released the final 111(d) regulation language aimed at reducing emissions of carbon dioxide (CO2) from existing power plants that provide electricity for utility customers. In the final rule, the EPA took the approach of making individual states responsible for the development and implementation of plans to reduce the rate of CO2 emissions from the power sector. The EPA initially applied the final rule to 47 of the contiguous states. At this time, Alaska, Hawaii, Vermont, Washington D.C. and two U.S. territories are not bound by the regulation. Alaska may be required to comply at some future date. On February 9, 2016 the U.S. Supreme Court issued a stay on the proposed EPA 111(d) regulations until the DC Circuit decides the case, or until the disposition of a petition to the Supreme Court on the issue. On September 27, 2016, the US Court of Appeals for the District of Columbia Circuit heard oral arguments challenging the legality of the Clean Power Plan. The court is expected to issue a decision in the near future. The EPA 111(d) regulation, in its current form, is not expected to have a material effect on Chugach’s financial condition, results of operations, or cash flows. While Chugach cannot predict the implementation of any additional new law or regulation, or the limitations thereof, it is possible that new laws or regulations could increase capital and operating costs. Chugach has obtained or applied for all Clean Air Act permits currently required for the operation of generating facilities.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(17)  Subsequent Events

On March 17, 2017, Chugach issued $40,000,000 of First Mortgage Bonds, 2017 Series A, due March 15, 2037 for general corporate purposes. The 2017 Series A Bonds will mature on March 15, 2037, and will bear interest at 3.43%. Interest will be paid each March 15 and September 15, commencing on September 15, 2017. The 2017 Series A Bonds will pay principal in equal installments on an annual basis beginning March 15, 2018, resulting in an average life of approximately 10.0 years. The bonds are secured, ranking equally with all other long-term obligations, by a first lien on substantially all of Chugach’s assets, pursuant to the Sixth Supplemental Indenture to the Second Amended and Restated Indenture of Trust, which initially became effective on January 20, 2011, as previously amended and supplemented.

(18)  Quarterly Results of Operations (unaudited)

2016 Quarter Ended

	Dec. 31	Sept. 30	June 30	March 31
Operating Revenue	$57,741,954	$45,132,973	$44,622,517	$50,250,135
Operating Expense	47,000,307	40,308,301	41,472,710	42,359,071
Net Interest	5,341,242	5,427,440	5,247,404	5,385,211
Net Operating Margins	5,400,405	(602,768)	(2,097,597)	2,505,853
Nonoperating Margins	231,683	125,332	127,871	123,077
Assignable Margins	$5,632,088	$(477,436)	$(1,969,726)	$2,628,930

2015 Quarter Ended

	Dec. 31	Sept. 30	June 30	March 31
Operating Revenue	$50,640,703	$43,109,512	$47,697,820	$74,973,117
Operating Expense	42,182,178	39,667,546	43,490,558	63,451,276
Net Interest	5,415,131	5,428,774	5,381,167	5,589,373
Net Operating Margins	3,043,394	(1,986,808)	(1,173,905)	5,932,468
Nonoperating Margins	368,403	79,028	126,010	114,262
Assignable Margins	$3,411,797	$(1,907,780)	$(1,047,895)	$6,046,730

Item 9 – Changes in and Disagreements with

Accountants on Accounting and Financial Disclosure

None

Item 9A – Controls and Procedures

Changes in Internal Control Over Financial Reporting

In connection with the acquisition of the BRU on April 22, 2016, Chugach has evaluated and implemented additional internal controls and procedures.

Evaluation of Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rule 13a-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in our periodic reports to the SEC, ensures that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal controls over financial reporting as of December 31, 2016, using the criteria set forth in “Internal Control Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this assessment, management believes that, as of December 31, 2016, Chugach maintained effective internal controls over financial reporting.

Item 9B – Other Information

None.

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

Janet Reiser, 61, Chair, was elected to the Board in 2008, and re-elected in 2011 and 2014. She currently serves on the Governance, Operations, and Audit and Finance Committees and is currently the Alaska Railbelt Cooperative Transmission & Electric Company (ARCTEC) representative. She is a National Rural Electric Cooperative Association Credentialed Cooperative Director and has earned her Board Leadership Certificate. Her term expires in May of 2018.

Susan Reeves, 68, Vice Chair,  is the managing member of Reeves Amodio LLC, where she practices law. She has been active on Alaska non-profit boards and commissions for many years. She was elected to the Board in 2010 and re-elected in 2013 and 2016. She currently serves as the Chair of the Governance Committee and as the Vice Chair of the Operations Committee. She is a National Rural Electric Cooperative Association Credentialed Cooperative Director. Her term expires in May of 2020.

Bettina Chastain,  52,  Secretary, is an executive, business owner and engineer who has spent her career providing technical and management consulting services to the oil and gas and energy sectors in Alaska, nationally and internationally.  She has been a very active member of th community serving on several non-profit boards for many years. She was elected to the Board in May of 2015. She currently serves as the Chair of the Operations Committee and as the Vice Chair of the Audit and Finance Committee. Her term expires in May of 2019.

Sisi Cooper, 36, Treasurer, is a project engineer with Doyon Anvil, LLC. She specializes in process safety and risk management, energy-sector project management, and process/facility engineering and design. Sisi is a former small business owner of North Ridge Home Inspections, LLC where she was the principal inspector. She is a NRECA Credentialed Cooperative Director.  She was elected to the Board in 2012 and re-elected in 2015. She currently serves as the Chair of the Audit and Finance Committee and as a member of the Governance Committee. Her term expires in May of 2019.

Harry T. Crawford, Jr., 64, Director, is a former Alaska State Legislator, retired iron worker and a small real estate developer. He was elected to the Board in 2011 and re-elected in 2014. He currently serves as a member of the Operations Committee and as a member of the Audit and Finance Committee. He is a National Rural Electric Cooperative Association Credentialed Cooperative Director. His term expires in May of 2017.

Jim Henderson, 70,  Director,  is a principal with New American Financial Group in the financial services industry. He specializes in asset-based finance products, reorganization and refinancing of distressed companies, and accounting and disposition of capital assets. His primary emphasis is transportation, industrial machinery and aviation operations, assets and industry development. He has over 35 years of experience in consulting and analysis and finance of capital assets. Mr. Henderson has served on various committees for Chugach in the past. He was elected to the Board in 2011 and re-elected in 2014.  He currently serves as a member of the Audit and Finance Committee and as a member of the Governance Committee. He is a National Rural Electric Cooperative Association Credentialed Cooperative Director. His term expires in May of 2018.

Stuart Parks, 53, Director, is a Vice President with NANA WorleyParsons. He has been with NANA WorleyParsons and its related companies since 1990. During the last ten years, he has been responsible for leadership and management, business development, strategy development, contract management, market analysis, customer relations and program/project management. Prior to his appointment to the Board Mr. Parks served on Chugach’s Renewable Energy Committee. He was appointed to the Board on January 26, 2017. He currently serves as a member of the Operations and Governance Committees. His term expires in May of 2017.

Identification of Executive Officers

Lee D. Thibert,  61, was appointed Chief Executive Officer effective July 17, 2016. Prior to that appointment, Mr. Thibert served as Sr. Vice President, Strategic Development and Regulatory Affairs since July 1, 2013, Sr. Vice President, Strategic Planning and Corporate Affairs since June 11, 2008, Sr. Vice President, Power Delivery from March 20, 2006, to February 1, 2008, General Manager, Distribution Division since January 31, 2005, Sr. Vice President, Power Delivery since June 3, 2002, Executive Manager, Transmission & Distribution Network Services since June 1, 1997, Executive Manager, Operating Divisions from June of 1994. Before moving up to the Executive Manager position, he served as Director of Operations from May of 1987.

Sherri Highers, 48, was appointed Chief Financial Officer and Vice President, Finance and Administration effective July 23, 2013. Prior to this appointment, Ms. Highers served as Manager, Budget and Financial Reporting since December 1, 2005,  Senior Financial Analyst since October 18, 2002, Financial Analyst since October 18, 1999, and Accountant since April 6, 1998.

Paul R. Risse,  62, was appointed Sr. Vice President, Production & Engineering on January 1, 2017. Prior to that appointment, he served as Sr. Vice President, Power Supply since October 27, 2008. Prior to that appointment, he served as Acting Sr. Vice President, Power Supply since December 6, 2007. Prior to that appointment, Mr. Risse served as Director of Generation Technical Services since March 27, 2006; Manager, Plant Technical Services since January 1, 2003; Project Manager since August 15, 2000; Project Engineer since April 5, 2000; and Manager Substation Operations since January 25, 1995. Prior to his current Chugach employment, Mr. Risse served in various Transmission and Generation positions at Southern California Edison.

Brian J. Hickey,  59, was appointed Sr. Vice President, System Operations on January 1, 2017.  Prior to that appointment he served as Executive Manager, Grid Development since June 5, 2012. Prior to that appointment he was a Sr. Project Manager for NANA WorleyParsons and Electric Power Systems, where he managed power plant and hydrocarbons projects in Alaska’s Railbelt and on Alaska’s North Slope since March 2008. Prior to that, he served Chugach for twenty years in various senior management roles including System Operations Supervisor, Manager of Substation Operations, Manager of Power Control, Director of Technical Services and lastly Vice President, Power Delivery. Mr. Hickey is a registered Professional Electrical Engineer, registered project management professional, holds a Bachelor of Science in Electrical Engineering, masters certificate in project management and a master’s degree in global finance.

Tyler E. Andrews, 51, was appointed Vice President, Member and Employee Services on September 9, 2013. Prior to that appointment he served as Vice President, Human Resources since March 17, 2008. Mr. Andrews has over 20 years of experience in Human Resources and Labor Relations. Since June of 2008, Mr. Andrews has also served as an appointed board member of the State of Alaska’s labor relations agency. Prior to his employment with Chugach, Mr. Andrews served as the Sr. Manager of Labor Relations for Alaska Communications Systems. Prior to that, he served more than 10 years with the State of Alaska in a wide range of Human Resources and Labor Relations functions including Human Resources Manager and Chief Spokesperson on numerous collective bargaining teams.

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

The Board Chair shall appoint the Board Treasurer as Audit and Finance Committee Chairperson. The Audit and Finance Committee shall elect from its members a Vice Chair, and appoint a recording secretary as needed. Members of the 2016 Audit and Finance Committee include Chair Sisi Cooper, Vice Chair Bettina Chastain and Directors Jim Henderson, Harry Crawford, and Janet Reiser.

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

Former CEO Brad Evans was eligible for performance-based bonuses at the discretion of the Board based on performance objectives and incentive-based bonuses to a maximum of $50,000. On January 4, 2012, the Board adopted a CEO Incentive Program to provide additional bonus opportunities to the CEO outside of the annual CEO performance review. The program sets goals, with specified criteria to be achieved during each calendar year. Each category of goals - fuel security, financial performance, safety, reliability, renewable energy long range plan, job approval and renewable energy integration - was allocated a percentage of a total bonus amount to a maximum of $50,000. In 2016, 2015 and 2014, upon review of the performance of the CEO, Mr. Evans received bonuses of $45,000, $98,000 and $95,000, respectively.

CEO Lee Thibert is eligible for annual performance payments calculated as a percentage of his base salary based on individual and company-wide performance objectives determined by the Board associated with organizational vision and planning, leadership and management, Board relations/communications, electric system operations, organizational effectiveness, member/community relations, financial management and performance, employee relations, and project specific objectives.

The median employee was determined as of December 31, 2016, and the total annual compensation of Chugach’s median employee was $140,831. The current CEO’s total compensation in 2016 was 3.55 times the total compensation of Chugach’s median employee.

Chugach does not have shareholders and no vote has been put before the membership to approve the CEO’s compensation or the compensation of any other named executive. The salary and bonuses for all other named executive officers are set annually by the CEO within annual budget guidelines approved by the Board.

Compensation Committee Report

Chugach does not have a compensation committee. The Board has reviewed and discussed the disclosures included in the Compensation Discussion and Analysis with management and has recommended the disclosures be included in Chugach’s Annual Report on Form 10-K.

Cash Compensation

The following table sets forth all remuneration paid by us for the last three fiscal years to each of our executive officers, each of whose total cash and cash equivalent compensation exceeded $100,000 for 2016 and for all such executive officers as a group:

Summary Compensation Table

Name	Year	Salary	Bonus	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation [1]	Total

Lee D. Thibert,	2016	$293,138	$29,590	$171,215	$6,687	$500,630
Chief Executive Officer	2015	$247,266	$27,000	$148,951	$18,888	$442,105
	2014	$232,252	$15,000	$126,569	$10,648	$384,469

Sherri L. Highers,	2016	$176,405	$18,422	$75,726	$932	$271,485
Chief Financial Officer	2015	$175,692	$12,500	$66,509	$25,165	$279,866
	2014	$154,275	$7,000	$37,000	$4,214	$202,489

Paul R. Risse	2016	$211,885	$17,517	$126,256	$4,731	$360,389
Sr. Vice President,	2015	$215,447	$16,000	$114,127	$12,595	$358,169
Production & Engineering	2014	$202,298	$15,000	$96,615	$11,748	$325,661

Tyler E. Andrews,	2016	$178,824	$15,353	$41,669	$8,353	$244,199
Vice President, Member and	2015	$181,744	$14,500	$37,243	$34,169	$267,656
Employee Services	2014	$171,088	$8,000	$28,300	$4,785	$212,173

Bradley W. Evans,	2016	$222,090	$45,000	$42,424	$298,786	$608,300
Former	2015	$336,057	$98,000	$167,171	$7,808	$609,036
Chief Executive Officer	2014	$314,284	$95,000	$132,305	$7,193	$548,782

William J. Bernier,	2016	$179,427	$10,517	$56,433	$9,061	$255,438
Former Vice President,	2015	$184,740	$10,500	$54,284	$12,899	$262,423
Power Delivery	2014	$166,913	$1,000	$50,174	$8,682	$226,769

1Includes costs for life insurance premiums, tax withholdings on bonuses, payment for unused vacation days, severance and non-cash awards.

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

Benefit service as of December 31, 2016, that is taken into account under the RS Plan for the executive officers is shown below with the assumptions for calculation of the present value of accumulated benefits.

Pension Benefits Table

Name	Plan	Credited Years of Service	Present Value of Accumulated Benefit	NRECA RS Payments During Last Fiscal Year
Lee D. Thibert, Chief Executive Officer	Retirement Security	28.33	$2,100,441	$0
Sherri L. Highers, Chief Financial Officer	Retirement Security	17.08	$377,874	$0
Paul R. Risse, Sr. VP, Production & Engineering	Retirement Security	20.92	$1,388,650	$0
Tyler E. Andrews, VP, Member and Employee Services	Retirement Security	7.75	$281,554	$0
William J. Bernier, Former VP, Power Delivery	Retirement Security	7.42	$333,852	$0
Bradley W. Evans, Former Chief Executive Officer	Retirement Security	15.83	$0	$845,299
	Pension Restoration	15.83	$0	$290,513

It is assumed that participants retire at the earlier of age 62 or 30 years of benefit service and elect a lump sum benefit.

Lump sum amounts are calculated using the PGGC rate (1.25% for 2016 and 1.00% for 2015), 30-year Treasury rate (3.03% for 2016 and 3.04% for 2015) and the Pension Protection Act (PPA) three-segment yield rates (1.76%, 4.15%, and 5.13% for 2016 and 1.40%, 3.88%, and 4.96% for 2015) and the required IRS mortality table for lump sum payments (1994 Guaranteed Annuity Rate (GAR), projected to 2002, blended 50%/50% for unisex mortality in combination with the 30-year Treasury rates and Retirement Plan (RP) 2000 PPA at 2016 and 2015, respectively, combined unisex 50%/50% mortality in combination with the PPA rates). The lump sum is then discounted at 4.03% interest only (no mortality is assumed) from assumed retirement date back to December 31, 2016, and 4.22% interest only (no mortality is assumed) from assumed retirement date back to December 31, 2015, to determine the present value for the appropriate year.

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

Deferred Compensation Table

Name	Executive Contributions in last FY	Registrant Contributions in last FY	Aggregate Change in last FY	Aggregate Withdrawals/ Distributions	Aggregate balance at FYE
Lee D. Thibert	$2,600	$0	$12	$0	$2,612
Chief Executive Officer

Tyler E. Andrews,	$12,462	$0	$3,939	$0	$84,799
Vice President, Member and
Employee Services

Bradley W. Evans,	$18,000	$0	$765	$0	$162,312
Former Chief Executive Officer

Potential Termination Payments

Pursuant to a Chugach Operating Policy, non-represented employees, including the executive officers except the Chief Executive Officer, who are terminated by Chugach for reasons unrelated to employee performance are entitled to severance pay for each year or partial year of service as follows: two weeks for each year of service to a maximum of 26 weeks for 13 years or more of service. If Mr. Thibert is terminated by Chugach without cause, he will receive a lump sum payment equal to 100% of his annual base salary payable and the full cost of health and welfare coverage for a period not in excess of twelve months.

The following is a list of the estimated severance payments, including the payment of accrued vacation that would be made to each of the executive officers in the case of termination not related to employee performance:

Potential Termination Payments Table

Name	Estimated Severance Payment

Lee D. Thibert,	$435,905
Chief Executive Officer

Sherri L. Highers,	$126,708
Chief Financial Officer

Paul R. Risse,	$278,917
Sr. Vice President, Production & Engineering

Tyler E. Andrews,	$93,207
Vice President, Member and Employee Services

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

The following table sets forth the dollar amounts of all fees paid in cash by us for the fiscal year ending December 31, 2016, to each of our current and former Board members:

Director Compensation Table

Name	Fees Paid In Cash

Janet Reiser, Chair and Director	$23,800

Susan Reeves, Vice-Chair and Director	$16,250

Bettina Chastain, Secretary and Director	$17,500

Sisi Cooper, Treasurer and Director	$23,400

Harry Crawford, Jr., Director	$18,000

Jim Henderson, Director	$18,450

Stuart Parks, Director	$0

Bruce Dougherty, Former Director	$17,300

Two Board members were re-elected at Chugach’s annual membership meeting held on May 19, 2016. Susan Reeves and Bruce Dougherty were elected to four year terms. Bruce Dougherty resigned from the Board effective December 14, 2016, due to a move out of state. The Board appointed Stuart Parks on January 26, 2017, to fill the vacancy left as a result of Bruce Dougherty’s resignation.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not Applicable

Item 13 – Certain Relationships and Related Transactions, and Director Independence

Not Applicable

Item 14 – Principal Accounting Fees and Services

The Audit and Finance Committee of the Board retained KPMG LLP as the independent registered public accounting firm for Chugach during the fiscal year ended December 31, 2016.

Fees and Services

KPMG LLP has provided certain audit, audit-related, tax and non-audit services, the fees for which are as follows:

	2016	2015
Audit and audit-related services:
Audit and quarterly reviews	$270,341	$169,840
Audit-related services	42,608	36,555
Non-audit services:
Tax consulting and return preparation	12,568	10,200
Other services	0	0
Total	$325,517	$216,595

The Audit and Finance Committee has a policy to pre-approve all services to be provided by Chugach’s independent public accountants. All services from Chugach’s independent registered public accounting firm for fiscal years ended December 31, 2016 and 2015 were approved by the Audit and Finance Committee.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

Page

Financial Statements

Included in Part II of this Report
Report of Independent Registered Public Accounting Firm	41
Balance Sheets, December 31, 2016 and 2015	42-43
Statements of Operations
Years ended December 31, 2016, 2015 and 2014	44
Statements of Changes in Equities and Margins
Years ended December 31, 2016, 2015 and 2014	45
Statements of Cash Flows
Years ended December 31, 2016, 2015 and 2014	46
Notes to Financial Statements	47-84

Other schedules are omitted as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001, SEC File No. 033-42125.
3.2	Bylaws of the Registrant. Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated May 19, 2016, SEC File No. 033-42125.
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

4.30

Fifth Supplemental Indenture to the Second Amended and Restated Indenture of Trust between the Registrant and U.S. Bank National Association dated June 30, 2016. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2016, SEC File No. 033-42125.

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
10.45.11

Second Amended and Restated Master Loan Agreement between the Registrant and CoBank, ACB, dated June 30, 2016. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2016, SEC File No. 033-42125.

10.45.12

Supplement to the Second Amended and Restated Master Loan Agreement between the Registrant and CoBank, ACB, dated June 30, 2016. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2016, SEC File No. 033-42125.

10.45.13	Form of 2016 CoBank Note. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2016, SEC File No. 033-42125.
10.47.3

Line of Credit Agreement between the Registrant and the National Rural Utilities Cooperative Finance Corporation dated October 12, 2012. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2012, SEC File No. 033-42125.

10.47.4

First Amendment to Revolving Line of Credit Agreement between the Registrant and National Rural Utilities Cooperative Finance Corporation (NRUCFC) dated effective October 7, 2016. Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated October 7, 2016, SEC File No. 033-42125.

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

10.78

Employment Agreement between the Registrant and Lee D. Thibert dated effective May 1, 2016. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2016, SEC File No. 033-42125.

10.79

Credit Agreement between the Registrant and the National Rural Utilities Cooperative Finance Corporation (NRUCFC), Bank of America, N.A., KeyBank National Association, and CoBank, ACB, dated June 13, 2016. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2016, SEC File No. 033-42125.

10.80

Employment Agreement between the Registrant and Bradley W. Evans dated effective July 18, 2016. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2016, SEC File No. 033-42125.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2017.

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Lee D. Thibert
Lee D. Thibert
Chief Executive Officer

Date:	March 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 22, 2017, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Lee D. Thibert
Lee D. Thibert	Chief Executive Officer
(Principal Executive Officer)

/s/ Sherri L. Highers
Sherri L. Highers	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)
/s/ Paul R. Risse
Paul R. Risse	Sr. Vice President, Production & Engineering

/s/ Brian J. Hickey
Brian J. Hickey	Sr. Vice President, System Operations

/s/ Tyler E. Andrews
Tyler E. Andrews	Vice President, Member and Employee Services

/s/ Janet Reiser
Janet Reiser	Director & Chair of the Board

Susan Reeves	Director & Vice Chair of the Board

/s/ Sisi Cooper
Sisi Cooper	Director & Treasurer of the Board

/s/ Bettina Chastain
Bettina Chastain	Director & Secretary of the Board

/s/ Harry T. Crawford, Jr.
Harry T. Crawford, Jr.	Director

/s/ Jim Henderson
Jim Henderson	Director

/s/ Stuart Parks
Stuart Parks	Director

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