Form 10-Q
period 2017-03-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2017-05-12
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

NONE

CHUGACH ELECTRIC ASSOCIATION, INC.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report that do not relate to historical facts, including statements relating to future plans, events or performance, are forward-looking statements that involve risks and uncertainties.  Actual results, events or performance may differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report and the accuracy of which is subject to inherent uncertainty.  It is suggested that these statements be read in conjunction with the audited financial statements for Chugach Electric Association Inc. (Chugach) for the year ended December 31, 2016, filed as part of Chugach’s annual report on Form 10-K.  Chugach undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances that may occur after the date of this report or the effect of those events or circumstances on any of the forward-looking statements contained in this report, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the unaudited financial statements of Chugach as of and for the quarter ended March 31, 2017, follow.

Chugach Electric Association, Inc.

Consolidated Balance Sheets

(Unaudited)

Assets	March 31, 2017	December 31, 2016

Utility Plant:
Electric plant in service	$1,204,760,014	$1,192,513,869
Construction work in progress	11,023,857	18,455,940
Total utility plant	1,215,783,871	1,210,969,809
Less accumulated depreciation	(503,108,877)	(496,098,131)
Net utility plant	712,674,994	714,871,678

Other property and investments, at cost:
Nonutility property	76,889	76,889
Investments in associated organizations	8,980,127	9,349,311
Special funds	978,562	907,836
Restricted cash equivalents	872,232	810,559
Investments - other	3,060,568	3,061,434
Total other property and investments	13,968,378	14,206,029

Current assets:
Cash and cash equivalents	4,415,527	4,672,935
Special deposits	75,942	75,942
Restricted cash equivalents	838,449	899,723
Marketable securities	7,420,375	7,375,381
Accounts receivable, net	31,389,417	33,000,919
Materials and supplies	27,187,541	27,889,167
Fuel stock	4,880,941	6,321,676
Prepayments	3,233,765	1,407,026
Other current assets	427,188	294,697
Total current assets	79,869,145	81,937,466

Other non-current assets:
Deferred charges, net	24,914,883	25,140,957
Total other non-current assets	24,914,883	25,140,957

Total assets	$831,427,400	$836,156,130

Chugach Electric Association, Inc.

Consolidated Balance Sheets (continued)

(Unaudited)

Liabilities, Equities and Margins	March 31, 2017	December 31, 2016

Equities and margins:
Memberships	$1,697,209	$1,691,014
Patronage capital	173,984,906	169,996,436
Other	13,923,557	13,828,075
Total equities and margins	189,605,672	185,515,525

Long-term obligations, excluding current installments:
Bonds payable	421,833,331	405,249,998
Notes payable	39,558,000	40,356,000
Less unamortized debt issuance costs	(2,805,096)	(2,715,745)
Total long-term obligations	458,586,235	442,890,253

Current liabilities:
Current installments of long-term obligations	26,722,667	24,836,667
Commercial paper	47,200,000	68,200,000
Accounts payable	8,241,261	9,618,630
Consumer deposits	4,921,026	5,207,585
Fuel cost over-recovery	648,920	3,824,722
Accrued interest	1,105,521	5,873,368
Salaries, wages and benefits	7,424,928	7,315,898
Fuel	9,314,231	6,284,338
Other current liabilities	3,326,072	3,234,586
Total current liabilities	108,904,626	134,395,794

Other non-current liabilities:
Deferred compensation	978,562	907,836
Other liabilities, non-current	752,597	655,277
Deferred liabilities	1,174,806	1,179,414
Patronage capital payable	12,008,499	12,008,499
Cost of removal obligation / ARO	59,416,403	58,603,532
Total other non-current liabilities	74,330,867	73,354,558

Total liabilities, equities and margins	$831,427,400	$836,156,130

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2017	2016

Operating revenues	$60,793,482	$50,250,135

Operating expenses:
Fuel	20,719,292	13,888,937
Production	3,956,971	3,848,269
Purchased power	4,496,723	3,949,228
Transmission	1,649,799	1,376,867
Distribution	3,040,935	3,345,943
Consumer accounts	1,524,201	1,632,213
Administrative, general and other	6,310,066	5,829,967
Depreciation and amortization	9,525,251	8,487,648
Total operating expenses	$51,223,238	$42,359,072

Interest expense:
Long-term debt and other	5,551,351	5,483,764
Charged to construction	(30,872)	(98,553)
Interest expense, net	$5,520,479	$5,385,211
Net operating margins	$4,049,765	$2,505,852

Nonoperating margins:
Interest income	150,722	81,116
Allowance for funds used during construction	13,053	40,762
Capital credits, patronage dividends and other	48,102	1,200
Total nonoperating margins	$211,877	$123,078

Assignable margins	$4,261,642	$2,628,930

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Assignable margins	$4,261,642	$2,628,930
Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation and amortization	9,525,251	8,487,648
Amortization and depreciation cleared to operating expenses	1,122,787	1,130,842
Allowance for funds used during construction	(13,053)	(40,762)
Write off of inventory, deferred charges and projects	79,538	112,223
Other	(49,333)	0
(Increase) decrease in assets:
Accounts receivable, net	1,731,178	2,707,744
Materials and supplies	622,119	(594,700)
Fuel stock	1,440,735	1,257,591
Prepayments	(1,826,739)	(1,407,645)
Other assets	(132,491)	(116,969)
Deferred charges	(409,749)	(323,070)
Increase (decrease) in liabilities:
Accounts payable	(1,062,710)	638,452
Consumer deposits	(286,559)	(197,245)
Fuel cost over-recovery	(3,175,802)	(535,123)
Accrued interest	(4,767,847)	(5,059,788)
Salaries, wages and benefits	109,030	132,117
Fuel	3,029,893	233,535
Other current liabilities	(250,588)	(201,989)
Deferred liabilities	0	(1,518)
Net cash provided by operating activities	9,947,302	8,850,273
Cash flows from investing activities:
Return of capital from investment in associated organizations	369,917	318,164
Investment in restricted cash equivalents	(399)	(44)
Investment in special funds	0	(4,560,000)
Proceeds from capital grants	0	114,775
Extension and replacement of plant	(7,966,158)	(7,326,570)
Net cash used in investing activities	(7,596,640)	(11,453,675)
Cash flows from financing activities:
Payments for debt issue costs	(152,072)	0
Net increase (decrease) in short-term obligations	(21,000,000)	23,000,000
Proceeds from long-term obligations	40,000,000	0
Repayments of long-term obligations	(22,328,667)	(22,706,339)
Memberships and donations received	101,677	14,044
Retirement of patronage capital and estate payments	(273,172)	(26,435)
Net receipts on consumer advances for construction	1,044,164	1,002,119
Net cash provided by (used in) financing activities	(2,608,070)	1,283,389
Net change in cash and cash equivalents	(257,408)	(1,320,013)
Cash and cash equivalents at beginning of period	$4,672,935	$15,626,919
Cash and cash equivalents at end of period	$4,415,527	$14,306,906
Supplemental disclosure of non-cash investing and financing activities:
Cost of removal obligation	$812,871	$649,757
Extension and replacement of plant included in accounts payable	$1,600,374	$1,205,855
Supplemental disclosure of cash flow information - interest expense paid, net of amounts capitalized	$9,982,893	$10,150,305

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

1.	PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited interim financial statements include the accounts of Chugach Electric Association, Inc. (Chugach) and have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by United States of America generally accepted accounting principles (U.S. GAAP) for complete financial statements.  They should be read in conjunction with Chugach’s audited financial statements for the year ended December 31, 2016, filed as part of Chugach’s annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

2.	DESCRIPTION OF BUSINESS

Chugach is one of the largest electric utilities in Alaska. Chugach is engaged in the generation, transmission and distribution of electricity in the Anchorage and upper Kenai Peninsula areas. Chugach is on an interconnected regional electrical system referred to as the Alaska Railbelt, a 400-mile-long area stretching from the coastline of the southern Kenai Peninsula to the interior of the state, including Alaska's largest cities, Anchorage and Fairbanks.

Chugach’s retail and wholesale members are the consumers of the electricity sold. Chugach supplies much of the power requirements of the City of Seward (Seward), as a wholesale customer. Periodically, Chugach sells available generation, in excess of its own needs, to Matanuska Electric Association, Inc. (MEA),  Homer Electric Association, Inc. (HEA), Golden Valley Electric Association, Inc. (GVEA) and Anchorage Municipal Light & Power (ML&P).

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

3.	SIGNIFICANT ACCOUNTING POLICIES

a. Management Estimates

In preparing the financial statements in conformity with U.S. GAAP, the management of Chugach is required to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the reporting period. Estimates include allowance for doubtful accounts, workers’ compensation liability, deferred charges and liabilities, unbilled revenue, estimated useful life of utility plant, cost of removal and asset retirement obligation (ARO), and remaining proved Beluga River Unit (BRU) reserves. Actual results could differ from those estimates.

b. Regulation

The accounting records of Chugach conform to the Uniform System of Accounts as prescribed by the Federal Energy Regulatory Commission (FERC). Chugach meets the criteria, and accordingly, follows the accounting and reporting requirements of Financial Accounting Standards Board (FASB) ASC 980, “Topic 980 - Regulated Operations.” FASB ASC 980 provides for the recognition of regulatory assets and liabilities as allowed by regulators for costs or credits that are reflected in current rates or are considered probable of being included in future rates. Chugach’s regulated rates are established to recover all of the specific costs of providing electric service. In each rate filing, rates are set at levels to recover all of the specific allowable costs and those rates are then collected from retail and wholesale customers. The regulatory assets or liabilities are then reduced as the cost or credit is reflected in earnings and our rates.

c. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the three month periods ended March 31, 2017 and 2016 was in compliance with that provision.

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

d. Restricted Cash Equivalents

Restricted cash equivalents include funds on deposit for future workers’ compensation claims, which amounted to $0.9 and $0.8 million at March 31, 2017 and December 31, 2016, respectively.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

e. Marketable Securities

Chugach’s marketable securities consist of bond mutual funds classified as trading securities, reported at fair value with gains and losses in earnings. Net gains on marketable securities are summarized as follows:

Three months ended March 31, 2017
Net gains and losses recognized during the period on trading securities	$44,128
Less: Net gains and losses recognized during the period on trading securities sold during the period	0
Unrealized gains and losses recognized during the reporting period on trading securities still held at the reporting date	$44,128

f. Investments – Other

Investments – other consists of certificates of deposit with an original maturity of 18 months.

g. Accounts Receivable

Included in accounts receivable are amounts invoiced to ML&P for their proportionate share of current Southcentral Power Project (SPP) costs, which amounted to $1.2 million and $1.4 million at March 31, 2017, and December 31, 2016, respectively. In addition, accounts receivable includes amounts for grants to support investigating means of mitigating the impact of renewable generation variability on the grid, which amounted to $0.1 million and $0.0 million at March 31, 2017, and December 31, 2016, respectively. At March 31, 2017, accounts receivable also included $0.6 million from BRU operations primarily associated with gas sales to ENSTAR Natural Gas Company (ENSTAR).

h. Fuel Stock

Fuel Stock is the weighted average cost of fuel injected into the Cook Inlet Natural Gas Storage Alaska (CINGSA). Chugach’s fuel balance in storage amounted to $4.9 million and $6.3 million at March 31, 2017, and December 31, 2016, respectively.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

4.	REGULATORY MATTERS

Simplified Rate Filing

Chugach is a participant in the Simplified Rate Filing (SRF) process for adjustments to base demand and energy rates for Chugach retail customers and wholesale customer, Seward Electric System. SRF is an expedited base rate adjustment process available to electric cooperatives in the State of Alaska, with filings made either on a quarterly or semi-annual basis. Chugach is a participant on a quarterly filing schedule basis. Chugach submitted its December 2016 test year SRF with the RCA on March 1, 2017, as an informational filing with no changes to the demand and energy rates of Chugach retail customers or Seward.

Depreciation Study Update

In compliance with a previous order from the RCA (U-12-009(8)), Chugach submitted a 2015 Depreciation Study Update to the RCA, requesting approval of the depreciation rates resulting from the study for use in Chugach’s financial record keeping and for establishing electric rates. The filing was submitted to the RCA on September 30, 2016. Chugach proposed changes to depreciation rates that would result in a $5.9 million reduction in annual depreciation expense. On a demand and energy rate basis, the impact is a 4.7% reduction to retail customers and a 4.6% reduction to Seward. The reductions on a total customer bill basis, which includes fuel and purchased power costs, are 3.2% and 1.9%, respectively. Chugach requested that the updated depreciation rates be implemented on July 1, 2017, for both accounting and ratemaking purposes.

On October 11, 2016, the RCA issued Order U-16-081(1) to address the depreciation study update.

On March 23, 2017, the RCA issued Order U-16-081(2) approving Chugach’s proposed changes to its depreciation rates. The depreciation rates were approved as filed. The RCA required Chugach to file a new depreciation study by July 1, 2022, based on plant activity as of December 31, 2021.  The RCA closed the docket.

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

On May 1, 2017, the RCA approved the Furie Agreement.  The GSA provides Chugach with both firm and non-firm gas supplies over a 16-year period, with firm purchases beginning on April 1, 2023, and ending March 31, 2033, and interruptible gas purchases available to Chugach immediately and ending on March 31, 2033.  With respect to firm purchases beginning on April 1, 2023, and ending on March 31, 2033, the GSA provides an Annual Gas Commitment by Furie

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

to sell and Chugach to purchase approximately 1.8 Bcf of gas each year, which represents approximately 20% to 25% of Chugach’s projected gas requirements during this period.  The GSA also provides Chugach with additional purchase options, on a firm and interruptible basis.  The initial price for firm gas is $7.16 per Mcf beginning April 1, 2023 and escalates annually rising to $7.98 per Mcf on April 1, 2032, the last year of the contract.

The RCA also approved recovery of costs associated with the Furie GSA through its Cost of Power Adjustment (COPA) mechanism.

5.	DEBT

Lines of Credit

Chugach maintains a $50.0 million line of credit with National Rural Utilities Cooperative Finance Corporation (NRUCFC). Chugach did not utilize this line of credit in the three months ended March 31, 2017. In addition, Chugach did not utilize this line of credit during 2016 and had no outstanding balance at December 31, 2016. The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC. The borrowing rate was  2.50% at March 31, 2017, and December 31, 2016. The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. The NRUCFC line of credit expires October 12, 2017. This line of credit is immediately available for unconditional borrowing.

Commercial Paper

On June 13, 2016, Chugach entered into a $150.0 million senior unsecured credit facility, the Credit Agreement, which is used to back Chugach’s commercial paper program. The pricing includes an all-in drawn spread of one month London Interbank Offered Rate (LIBOR) plus 90.0 basis points, along with a 10.0 basis points facility fee (based on an A/A2/A unsecured debt rating). The new Credit Agreement will expire on June 13, 2021. The participating banks include NRUCFC, KeyBank National Association, Bank of America, N.A., and CoBank, ACB. The commercial paper can be repriced between one day and 270 days.

Chugach expects to continue issuing commercial paper in 2017, as needed. Chugach had $47.2 million and $68.2 million of commercial paper outstanding at March 31, 2017, and December 31, 2016, respectively.

The following table provides information regarding average commercial paper balances outstanding for the quarters ended March 31, 2017, and 2016 (dollars in millions), as well as corresponding weighted average interest rates:

2017		2016
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$62.3	0.97%	$21.3	0.60%

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

Term Loans

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2016 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated June 30, 2016, and secured by the Second Amended and Restated Indenture of Trust (Indenture). At March 31, 2017, Chugach had $42.9 million outstanding with CoBank.

Financing

On March 17, 2017, Chugach issued $40,000,000 of First Mortgage Bonds, 2017 Series A, due March 15, 2037. The bonds were issued for general corporate purposes. The 2017 Series A Bonds will mature on March 15, 2037, and bear interest at 3.43%. Interest will be paid each March 15 and September 15, commencing on September 15, 2017. The 2017 Series A Bonds require principal payments in equal installments on an annual basis beginning March 15, 2018, resulting in an average life of approximately 10.0 years. The bonds are secured, ranking equally with all other long-term obligations, by a first lien on substantially all of Chugach’s assets, pursuant to the Sixth Supplemental Indenture to the Second Amended and Restated Indenture of Trust, which initially became effective on January 20, 2011, as previously amended and supplemented.

Debt Issuance Costs

The following table outlines debt issuance costs associated with long-term obligations, excluding current installments, at March 31, 2017.

	Long-term Obligations	Unamortized Debt Issuance Costs
2011 Series A Bonds	$200,333,331	$1,314,681
2012 Series A Bonds	183,500,000	1,083,799
2017 Series A Bonds	38,000,000	254,544
2016 CoBank Note	39,558,000	152,073
	$461,391,331	$2,805,096

The following table outlines debt issuance costs associated with long-term obligations, excluding current installments, at December 31, 2016.

	Long-term Obligations	Unamortized Debt Issuance Costs
2011 Series A Bonds	$210,999,998	$1,347,350
2012 Series A Bonds	194,250,000	1,106,275
2016 CoBank Note	40,356,000	262,120
	$445,605,998	$2,715,745

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

6.	RECENT ACCOUNTING PRONOUNCEMENTS

Issued, not yet adopted:

ASC Update 2014-09 “Revenue from Contracts with Customers (Topic 606)” and Related Updates

In May of 2014, the FASB issued Accounting Standards Codification (ASC) Update 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASC Update 2014-09 provides guidance for the recognition, measurement and disclosure of revenue related to the transfer of promised goods or services to customers. Chugach will begin application of the standard on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. While Chugach has not yet selected a transition method, we currently expect to use the cumulative effect method. Our transition method, and the expected materiality of the impact of adopting this standard on our operations, financial position, and cash flows, will be determined after we further evaluate the impact of this update.

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

ASC Update 2016-01 “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”

In January of 2016, the FASB issued ASC Update 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASC Update 2016-01 amends guidance related to certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption not permitted with certain exceptions. Chugach will begin application of ASC 2016-01 on January 1, 2018. Adoption is not expected to have a material effect on its results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

ASC Update 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)”

In August 2016, the FASB issued ASC Update 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” ASC Update 2016-15 clarifies how certain cash payments and cash proceeds should be classified on the statement of cash flows to limit the diversity in practice. This update is effective fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. Chugach will begin application of ASC 2016-15 on January 1, 2018. Adoption is not expected to have a material effect on its results of operations, financial position, and cash flows.

ASC Update 2016-18  “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)”

In November 2016, the FASB issued ASC Update 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” ASC Update 2016-18 clarifies how to classify and present changes in restricted cash or cash equivalents that occur when there are transfers between cash, cash equivalents, and restricted cash or restricted cash equivalents and when there are direct cash receipts into or payments made from restricted cash or restricted cash equivalents on the statement of cash flows to limit the diversity in practice. This update is effective fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. Chugach will begin application of ASC 2016-18 on January 1, 2018. Adoption is not expected to have a material effect on its results of operations, financial position, and cash flows.

ASC Update 2017-01  “Business Combinations (Topic 805): Clarifying the Definition of a Business”

In January 2017, the FASB issued ASC Update 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASC Update 2017-01 clarifies the definition of a business by providing a screen to determine when a set of assets and activities acquired or disposed of constitute a business, as well as a framework for evaluating whether all elements of a business are present in the set. This update is effective fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted only when the transaction has not been reported in financial statements. Chugach will begin application of ASC 2017-01 on January 1, 2018. Adoption is not expected to have a material effect on its results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

ASC Update 2017-07  “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”

In March 2017, the FASB issued ASC Update 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASC Update 2017-07 amends current guidance on the presentation and disclosure of other compensation costs in the income statement. This update is effective fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted only for financial statements that have not been issued. Chugach will begin application of ASC 2017-07 on January 1, 2018. Adoption is not expected to have a material effect on its results of operations, financial position, and cash flows.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

The table below presents the balance of Chugach’s marketable securities measured at fair value on a recurring basis at March 31, 2017, and December 31, 2016. Chugach’s bond mutual funds are measured using quoted prices in active markets.  Market prices for Chugach’s certificates of deposit are measured using pricing models based upon market-observable interest rates. Chugach had no other assets or liabilities measured at fair value on a recurring basis at March 31, 2017, or at  December 31, 2016.

March 31, 2017	Total	Level 1	Level 2	Level 3
Bond mutual funds	$7,420,375	$7,420,375	$0	$0
Certificates of deposit	$3,060,568	$0	$3,060,568	$0

December 31, 2016	Total	Level 1	Level 2	Level 3
Bond mutual funds	$7,375,381	$7,375,381	$0	$0
Certificates of deposit	$3,061,434	$0	$3,061,434	$0

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The fair value of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying value due to their short-term nature.

The estimated fair values (in thousands) of long-term obligations included in the financial statements at March 31, 2017, are as follows:

	Carrying Value	Fair Value Level 2
Long-term obligations (including current installments)	$488,114	$494,410

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

8.ENVIRONMENTAL MATTERS

The Clean Air Act and Environmental Protection Agency (EPA) regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants. New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs. On August 3, 2015, the EPA released the final 111(d) regulation language aimed at reducing emissions of carbon dioxide (CO2) from existing power plants that provide electricity for utility customers. In the final rule, the EPA took the approach of making individual states responsible for the development and implementation of plans to reduce the rate of CO2 emissions from the power sector. The EPA initially applied the final rule to 47 of the contiguous states. At this time, Alaska, Hawaii, Vermont, Washington District of Columbia (D.C.) and two U.S. territories are not bound by the regulation. Alaska may be required to comply at some future date. On February 9, 2016 the U.S. Supreme Court issued a stay on the proposed EPA 111(d) regulations until the D.C. Circuit decides the case, or until the disposition of a petition to the Supreme Court on the issue. On September 27, 2016, the U.S. Court of Appeals for the D.C. Circuit heard oral arguments challenging the legality of the Clean Power Plan. While awaiting the court decision, an Executive Order promoting energy independence and economic growth was issued March 28, 2017, by the President instructing the EPA to review the Clean Power Plan. The EPA is directed to review the Clean Power Plan rule and either revise or withdraw the proposed rule. The EPA 111(d) regulation, in its current form, is not expected to have a material effect on Chugach’s financial condition, results of operations, or cash flows. While Chugach cannot predict the implementation of any additional new law or regulation, or the limitations thereof, it is possible that new laws or regulations could increase capital and operating costs. Chugach has obtained or applied for all Clean Air Act permits currently required for the operation of generating facilities.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

9.        COMMITMENTS AND CONTINGENCIES

Contingencies

Chugach is a participant in various legal actions, rate disputes, personnel matters and claims both for and against Chugach’s interests. Management believes the outcome of any such matters will not materially impact Chugach’s financial condition, results of operations or liquidity. Chugach establishes reserves when a particular contingency is probable and calculable. Chugach has not accrued for any contingency at March 31, 2017, as it does not consider any contingency to be probable nor calculable. Chugach faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated.

Concentrations

Approximately 70 percent of Chugach’s employees are members of the IBEW. Chugach has three CBA’s with the IBEW. Chugach also has an agreement with the HERE. All three IBEW CBA’s have been renewed through June 30, 2021. The HERE contract was renewed through June 30, 2021.

Commitments

Fuel Supply Contracts

Chugach has fuel supply contracts with various producers at market terms. Chugach entered into a gas contract with Hilcorp effective January 1, 2015, to provide gas through March 31, 2018. On September 15, 2014, the RCA approved an amendment to the Hilcorp gas purchase agreement extending gas delivery and subsequently filling 100 percent of Chugach’s needs through March 31, 2019. On September 8, 2015, the RCA approved another amendment to the Hilcorp gas purchase agreement extending the term of the agreement, thus filling up to 100 percent of Chugach’s needs through March 31, 2023.  The total amount of gas under this contract is estimated to be 60 Bcf. All of the production is expected to come from Cook Inlet, Alaska. The terms of the Hilcorp agreement require Chugach to manage the natural gas transportation over the connecting pipeline systems. Chugach has gas transportation agreements with ENSTAR and Hilcorp.

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

On May 1, 2017, the RCA approved the Firm and Interruptible Gas Sale and Purchase Agreement (GSA) between Furie Operating Alaska, LLC (Furie) and Chugach Electric Association, Inc.   The

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

GSA provides Chugach with both firm and non-firm gas supplies over a 16-year period, with firm purchases beginning on April 1, 2023, and ending March 31, 2033, and interruptible gas purchases available to Chugach immediately and ending on March 31, 2033.  With respect to firm purchases beginning on April 1, 2023, and ending on March 31, 2033, the GSA provides an Annual Gas Commitment by Furie to sell and Chugach to purchase approximately 1.8 Bcf of gas each year, which represents approximately 20% to 25% of Chugach’s projected gas requirements during this period.  The GSA also provides Chugach with additional purchase options, on a firm and interruptible basis.  The initial price for firm gas is $7.16 per Mcf beginning April 1, 2023 and escalates annually rising to $7.98 per Mcf on April 1, 2032, the last year of the contract.

BRU Operations

Following the acquisition, Hilcorp temporarily assumed operations under an agreement similar to that previously held by ConocoPhillips Alaska, Inc. (CPAI). A final operator agreement is expected during the second quarter of 2017.

Patronage Capital

Pursuant to agreements reached with HEA and MEA, patronage capital allocated or retired to HEA or MEA is classified as patronage capital payable on Chugach’s balance sheet. HEA’s patronage capital was $7.9 million at March 31, 2017, and December 31, 2016. MEA’s patronage capital payable was $4.1 million at March 31, 2017, and December 31, 2016.

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

OVERVIEW

Chugach is one of the largest electric utilities in Alaska, engaged in the generation, transmission and distribution of electricity. Chugach is on an interconnected regional electrical system referred to as Alaska’s Railbelt, a 400-mile-long area stretching from the coastline of the southern Kenai Peninsula to the interior of the state which includes Alaska’s largest cities, Anchorage and Fairbanks.

Chugach directly serves retail customers in the Anchorage and upper Kenai Peninsula areas and supplies much of the power requirements of the City of Seward, as a wholesale customer. Periodically, Chugach sells available generation in excess of its own needs to MEA, HEA, GVEA and to ML&P.

Chugach is an Alaska electric cooperative operating on a not-for-profit basis and is subject to the regulatory authority of the RCA.

Chugach’s customers’ requirements for capacity and energy generally increase in fall and winter as home heating and lighting needs increase and decline in spring and summer as the weather becomes milder and daylight hours increase.

Chugach Operations

In the near term, Chugach continues to face the challenges of operating in a flat load growth environment and securing additional revenue sources. These challenges, along with energy issues and plans at the state level, will shape how Chugach proceeds into the future.

Railbelt Grid Unification

Chugach is focused on efforts in Alaska’s Railbelt to explore the benefits of grid unification. Currently, each of the six electric utilities in the Alaska’s Railbelt own a portion of the transmission grid, as does the Alaska Energy Authority (AEA). Chugach is a proponent of following other successful business models to effectively unify the grid. Discussions on the issue led the Alaska State Legislature in 2014 to appropriate $250,000 to the RCA to explore the issue and report back to legislators. The RCA expects to analyze and review present efforts in order to assess the organizational and governance structure needed for an independent consolidated system operator. Beginning in 2016, progress reports associated with system-wide economic dispatch were required. With the support of the RCA, Chugach and several other Alaska’s Railbelt utilities are evaluating possible transmission business model opportunities and associated economic dispatch models that Chugach believes may lead to more optimal Alaska’s Railbelt-wide system operations. Chugach intends to finalize this review and evaluation during 2017. While Chugach cannot determine the materiality of any effect on its results of operations, financial condition, and cash flows until a business model and plan are adopted, it anticipates a positive outcome.

Fuel Supply

Chugach actively manages its fuel supply needs and currently has contracts in place to meet up to 100% of its anticipated needs through March of 2023 and approximately 20% to 25% of Chugach’s projected gas requirements from April 2023 through March 2033. Chugach continues its efforts to secure long-term reliable gas supply solutions and encourages new development and continued investment in Cook Inlet. The State of Alaska’s Department of Natural Resources (DNR) published a study in September 2015, “Updated Engineering Evaluation of Remaining Cook Inlet Gas Reserves,” to provide an estimate of Cook Inlet’s gas supply. The study estimated there are 1,183 Bcf of proved and probable reserves remaining in Cook Inlet’s legacy fields. This is higher than the 2009 DNR study estimate of 1,142 Bcf. Effectively, Cook Inlet gas supply has slightly increased from 2009. The 2015 DNR estimate does not include reserves from a large gas field under development by Furie Operating Alaska, LLC (Furie) and another considered for development by BlueCrest Energy, Inc. Furie has constructed an offshore gas production platform and has begun production. The platform and other production facilities are designed for up to 200 million cubic feet (MMcf) per day. Other gas producers are actively developing gas supplies in the Cook Inlet. Chugach is encouraged with these developments but continues to explore other alternatives to diversify its portfolio.

Chugach also has an interest in the BRU, which provides an additional long-term supply of natural gas to meet on-going generation requirements. Gas associated with the BRU is expected to provide approximately 15% of Chugach’s gas requirements through 2033, although actual gas quantities produced are expected to vary on a year-by-year basis. During 2016, 77% of Chugach’s generation requirements were met from natural gas, 19% were met from hydroelectric facilities, and 4% were met from wind.

Chugach has a firm gas supply contract with Hilcorp, see “Item 1 – FINANCIAL STATEMENTS – Note 9 – Commitments and Contingencies – Commitments – Fuel Supply Contracts”. In addition to this firm contract, Chugach has gas supply agreements with AIX Energy LLC through March 31, 2024 (with an option to extend the term an additional 5-year period through March 31, 2029), with Cook Inlet Energy LLC through March 31, 2023 (Chugach has exercised its option to extend the term an additional 5-year period through March 31, 2023), with Furie beginning April 1, 2023 through March 31, 2033, and had an agreement with ML&P which expired March 31, 2017. Collectively, these agreements provide added diversification and optionality for Chugach to minimize costs within its gas supply portfolio.

Renewable Energy Goals

A State of Alaska Energy Policy approved by the legislature in 2010 included legislative intent that the state achieve a 15% increase in energy efficiency on a per capita basis between 2010 and 2020, receive 50% of its electric generation from renewable and alternative energy sources by 2025, work to ensure reliable in-state gas supply for residents of the state, that the state power project fund serve as the main source of state assistance for energy projects, remain a leader in petroleum and natural gas production and become a leader in renewable and alternative energy development. This is an aspirational goal and not a mandate.

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

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins increased $1.6 million, or 62.1%, during the first quarter of 2017 compared to the first quarter of 2016, primarily due to increased sales revenue.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $10.6 million, or 21.1%, in the first quarter of 2017 compared to the first quarter of 2016. This increase was primarily due to increased energy sales caused by colder weather, as well as higher economy energy sales to GVEA and HEA.

Retail revenue increased $5.9 million, or 12.4%, due to increased energy sales, as discussed above, and higher fuel and purchased power costs recovered through the fuel and purchased power adjustment process.

Wholesale revenue increased $0.2 million, or 16.7%, in the first quarter of 2017 compared to the first quarter of 2016, due to increased energy sales and higher fuel and purchased power costs recovered through the fuel and purchased power adjustment process.

Economy revenue increased $1.9 million, or 100.0%, in the first quarter of 2017 compared to the first quarter of 2016, due to economy energy sales to GVEA and HEA.

Miscellaneous revenue increased $2.6 million, or 173.3%, in the first quarter of 2017 compared to the first quarter of 2016, due to an increase in wheeling and BRU revenue.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to Seward contributed approximately $0.4 million and $0.3 million to Chugach’s fixed costs for the quarters ended March 31, 2017 and 2016, respectively.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended March 31, 2017 and 2016:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2017	2016	% Variance	2017	2016	% Variance	2017	2016	% Variance
Retail
Residential	$19.3	$17.5	10.3%	$9.4	$7.3	28.8%	$28.7	$24.8	15.7%
Small Commercial	$3.3	$3.1	6.5%	$2.2	$1.7	29.4%	$5.5	$4.8	14.6%
Large Commercial	$10.9	$11.0	(0.9%)	$7.8	$6.4	21.9%	$18.7	$17.4	7.5%
Lighting	$0.4	$0.4	0.0%	$0.1	$0.1	0.0%	$0.5	$0.5	0.0%
Total Retail	$33.9	$32.0	5.9%	$19.5	$15.5	25.8%	$53.4	$47.5	12.4%

Wholesale
SES	$0.6	$0.5	20.0%	$0.8	$0.7	14.3%	$1.4	$1.2	16.7%
Total Wholesale	$0.6	$0.5	20.0%	$0.8	$0.7	14.3%	$1.4	$1.2	16.7%

Economy	$0.1	$0.0	100%	$1.8	$0.0	100%	$1.9	$0.0	100%
Miscellaneous	$0.6	$0.6	0.0%	$3.5	$0.9	288.9%	$4.1	$1.5	173.3%

Total Revenue	$35.2	$33.1	6.3%	$25.6	$17.1	49.7%	$60.8	$50.2	21.1%

The following table summarizes kWh sales for the quarter ended March 31:

Customer	2017 kWh	2016 kWh

Retail	306,599,162	297,176,263
Wholesale	15,227,089	15,218,221
Economy Energy	16,303,000	0
Total	338,129,251	312,394,484

Base rates charged to retail customers increased 3.2% and 5.2% to Seward in the first quarter of 2017 from the first quarter of 2016. The increases are the result of the net impact associated with final rates from Chugach’s June 2014 test year general rate case and Chugach’s re-entry into the SRF process.

Total operating expenses increased $8.9 million, or 20.9%, in the first quarter of 2017 compared to the first quarter of 2016, primarily due to higher fuel expense and depreciation and amortization.

Fuel expense increased $6.8 million, or 49.2%, in the first quarter of 2017 compared to the first quarter of 2016, primarily due to more fuel purchased for generation as a result of increased energy sales, and at a higher average effective delivered price. In the first quarter of 2017, Chugach used 2,424,861 Mcf of fuel at an average effective delivered price of $7.87 per Mcf. In the first quarter of 2016, Chugach used 2,195,688 Mcf of fuel at an average effective delivered price of $5.82 per Mcf.

Production expense did not materially change in the first quarter of 2017 compared to the first quarter of 2016.

Purchased power expense increased $0.5 million, or 13.9%, in the first quarter of 2017 compared to the first quarter of 2016, primarily due to a higher average effective price. In the first quarter of 2017, Chugach purchased 51,636 megawatt hours (MWh) of energy at an average effective price of 7.31 cents per kWh. In the first quarter of 2016, Chugach purchased 49,271 MWh of energy at an average effective price of 6.88 cents per kWh.

Transmission expense increased $0.3 million, or 19.8%, in the first quarter of 2017 compared to the first quarter of 2016, primarily due to higher costs associated with vegetation control.

Distribution expense decreased $0.3 million, or 9.1%, in the first quarter of 2017 compared to the first quarter of 2016, primarily due to less administrative and general support activity.

Consumer accounts expense did not materially change in the first quarter of 2017 compared to the first quarter of 2016.

Administrative, general and other expense increased $0.5 million, or 8.2%, in the first quarter of 2017 compared to the first quarter of 2016, primarily due to an increase in labor expense, professional services, and software costs.

Depreciation and amortization increased $1.0 million, or 12.2%, in the first quarter of 2017 compared to the first quarter of 2016, primarily due to the acquisition of the Beluga River Unit.

Interest on long-term and other debt and interest charged to construction did not materially change in the first quarter of 2017 compared to the first quarter of 2016.

Non-operating margins increased $0.1 million, or 72.1%, in the first quarter of 2017 compared to the first quarter of 2016, primarily due to the dividends, interest income, and change in market value of marketable securities.

Financial Condition

Assets

Total assets did not materially change from December 31, 2016, to March 31, 2017. Decreases in net utility plant, accounts receivable, and fuel stock were offset by an increase in prepayments over the same period. Net utility plant decreased $2.2 million, or 0.3%, due to the depreciation expense in excess of extension and replacement of plant. Accounts receivable decreased $1.6 million, or 4.9%, primarily due to a decrease in energy sales from winter to spring and fuel stock decreased $1.4 million, or 22.8%, due to the use of fuel from the fuel storage facility. Prepayments increased $1.8 million, or 129.8%, due to the prepayment of insurance, memberships, consulting, and technical support for 2017.

Liabilities and Equity

Total liabilities, equities and margins did not materially change from December 31, 2016, to March 31, 2017. Decreases in commercial paper, accounts payable, fuel cost over-recovery, and accrued interest were offset by increases in total equities and margins, long-term obligations, and fuel payable over the same period. Commercial paper decreased $21.0 million, or 30.8%, due primarily to repayments upon the issuance of the 2017 Series A First Mortgage Bonds. Accounts payable decreased $1.4 million, or 14.3%, due to the timing of cash payments and fuel cost over-recovery decreased $3.2 million, or 83.0%, due to refunding of the prior quarter’s over-collection of fuel and purchased power costs. Accrued interest decreased $4.8 million, or 81.2%, primarily due to the semi-annual interest payment on the 2011 and 2012 Series A Bonds. Total equities and margins increased $4.1 million, or 2.2%, primarily due to the margins generated in the three months ended March 31, 2017. Long-term obligations increased $16.6 million, or 4.1%, due to the issuance of the 2017 Series A First Mortgage Bonds on March 17, 2017, which was somewhat offset by the principal payments on Chugach’s existing debt. Fuel payable increased $3.0 million, or 48.2%, primarily due to an increase in gas purchased for generation in March 2017 compared to December 2016.

LIQUIDITY AND CAPITAL RESOURCES

Summary

Chugach ended the first quarter of 2017 with $4.4 million of cash and cash equivalents, down from $4.7 million at December 31, 2016. At March 31, 2017, Chugach also had $10.5 million in marketable securities and investments - other, which was transferred from cash and cash equivalents in September 2016. Chugach did not utilize its $50.0 million line of credit maintained with NRUCFC in the three months ended March 31, 2017, therefore, this line of credit had no outstanding balance and the available borrowing capacity under this line was $50.0 million at March 31, 2017. Chugach paid down commercial paper in the three months ended March 31, 2017 and had $47.2 million of commercial paper outstanding at March 31, 2017, thus the available borrowing capacity under the commercial paper program at March 31, 2017, was $102.8 million.

Cash equivalents consist of all highly liquid debt instruments, with a maturity of three months or less when purchased, and a concentration account with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes Chugach’s cash flows from operating, investing and financing activities for the three months ended March 31, 2017 and 2016.

	2017	2016
Total cash provided by (used in):
Operating activities	$9,947,302	$8,850,273
Investing activities	(7,596,640)	(11,453,675)
Financing activities	(2,608,070)	1,283,389
Decrease in cash and cash equivalents	$(257,408)	$(1,320,013)

Operating Activities

Cash provided by operating activities was $9.9 million for the three months ended March 31, 2017, compared with $8.9 million for the three months ended March 31, 2016. The increase in cash provided by operating activities in the first three months of 2017 from the same period in 2016 was primarily due to an increase in margins as a result of higher energy sales.

Investing Activities

Cash used in investing activities was $7.6 million for the three months ended March 31, 2017, compared with $11.5 million for the three months ended March 31, 2016. The change in cash used in investing activities was primarily due to Chugach’s investment in the BRU in 2016.

Capital construction through March 31, 2017, was $7.8 million and is estimated to be $44.3 million for the full year. Once funding from other sources is collected, the total cash requirement is estimated to be $29.5 million for 2017. Capital improvement expenditures are expected to increase during the second quarter as the construction season begins.

Financing Activities

Cash used in financing activities was $2.6 million for the three months ended March 31, 2017, compared to cash provided of $1.3 million for the three months ended March 31, 2016. The change in cash used in or provided by financing activities was primarily due to the higher balance of commercial paper in 2016, which was used to finance a portion of Chugach’s investment in the BRU.

Sources of Liquidity

Chugach satisfies its operational and capital cash requirements through internally generated funds, a $50.0 million line of credit from NRUCFC and a $150.0 million commercial paper program. At March 31, 2017, there was no outstanding balance on the NRUCFC line of credit and $47.2 million of outstanding commercial paper. Therefore, at March 31, 2017, the available borrowing capacity under Chugach’s line of credit with NRUCFC was $50.0 million and the available commercial paper capacity was $102.8 million.

Commercial paper can be repriced between one day and 270 days. The average commercial paper balance for the three months ended March 31, 2017, was $62.3 million with a corresponding weighted average interest rate of 0.97%. The maximum amount of outstanding commercial paper for the three months ended March 31, 2017, was $91.2 million.

The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding monthly weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate
January 2017	$65.0	0.94
February 2017	$63.0	0.92
March 2017	$60.9	1.04

At March 31, 2017, Chugach had a term loan facility with CoBank. Loans made under these facilities are evidenced by the 2016 CoBank Note, which is governed by the Second and Amended and Restated Master Loan Agreement dated June 30, 2016 and secured by the Indenture.

At March 31, 2017, Chugach had the following outstanding with this facility:

	Principal Balance	Interest Rate at March 31, 2017	Maturity Date	Principal Payment Dates

2016 CoBank Note	$42,864,000	2.58%	2031	2017-2031

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

Chugach management continues to expect that cash flows from operations and external funding sources, including additional commercial paper borrowings, will be sufficient to cover operational, financing and capital funding requirements in 2017 and thereafter.

CRITICAL ACCOUNTING POLICIES

As of March 31, 2017, there have been no significant changes in Chugach’s critical accounting policies as disclosed in Chugach’s 2016 Annual Report on Form 10-K. These policies include electric utility regulation and unbilled revenue.

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

The Clean Air Act and EPA regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants. New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs. On August 3, 2015, the EPA released the final 111(d) regulation language aimed at reducing emissions of CO2 from existing power plants that provide electricity for utility customers. In the final rule, the EPA took the approach of making the individual states responsible for the development and implementation of plans to reduce the rate of CO2 emissions from the power sector. The EPA initially applied the final rule to 47 of the contiguous states. At this time Alaska, Hawaii, Vermont, Washington District of Columbia (D.C.) and two U.S. territories are not bound by the regulation. Alaska may be required to comply at some future date. On February 9, 2016 the U.S. Supreme Court issued a stay on the proposed EPA 111(d) regulations until the D.C. Circuit decides the case, or until the disposition of a petition to the Supreme Court on the issue. On September 27, 2016, the U.S. Court of Appeals for the D.C. Circuit heard oral arguments challenging the legality of the Clean Power Plan. While awaiting the court decision, an Executive Order promoting energy independence and economic growth was issued March 28, 2017, by the President instructing the EPA to review the Clean Power Plan. The EPA is directed to review the Clean Power Plan rule and either revise or withdraw the proposed rule. The EPA 111(d) regulation, in its current form, is not expected to have a material effect on Chugach’s financial condition, results of operations, or cash flows. While Chugach cannot predict the implementation of any additional new law or regulation, or the limitations thereof, it is possible that new laws or regulations could increase capital and operating costs. Chugach has obtained or applied for all Clean Air Act permits currently required for the operation of generating facilities.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Chugach is exposed to a variety of risks. In the normal course of its business, Chugach manages exposure to these risks as described below. Chugach does not engage in trading market risk-sensitive instruments for speculative purposes.

Interest Rate Risk

At March 31, 2017, short- and long- term debt was comprised of the 2011, 2012, and 2017 Series A Bonds, the 2016 CoBank Note and outstanding commercial paper.

The interest rates of the 2011, 2012, and 2017 Series A Bonds, and 2016 CoBank Note are fixed and set forth in the table below with the carrying value and fair value (dollars in thousands) at March 31, 2017.

	Maturing	Interest Rate	Carrying Value	Fair Value
2011 Series A, Tranche A	2031	4.20%	$63,000	$63,113
2011 Series A, Tranche B	2041	4.75%	148,000	155,224
2012 Series A, Tranche A	2032	4.01%	56,250	55,668
2012 Series A, Tranche B	2042	4.41%	88,000	89,679
2012 Series A, Tranche C	2042	4.78%	50,000	52,998
2017 Series A, Tranche A	2037	3.43%	40,000	37,641
2016 CoBank Note	2031	2.58%	42,864	40,087
Total			$488,114	$494,410

Chugach is exposed to market risk from changes in interest rates associated with its credit facility. Chugach’s credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the LIBOR. At March 31, 2017, Chugach had $47.2 million of commercial paper outstanding. A 100 basis-point rise or decline in interest rates would increase or decrease interest expense by approximately $0.5 million, based on $47.2 million of variable rate debt outstanding at March 31, 2017.

Commodity Price Risk

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Chugach’s internal controls over financial reporting identified in connection with the evaluation that occurred during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information required by this Item is contained in Note 9 to the “Notes to Financial Statements” within Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS

Regulatory

Chugach’s billing rates are approved by the RCA. Chugach submitted its December 2016 test year SRF with the RCA on March 1, 2017, as an informational filing with no changes to the demand and energy rates of Chugach retail or Seward. See “Item 1 FINANCIAL STATEMENTS – Note 4 – Regulatory Matters – Simplified Rate Filing.”

Financing

On March 17, 2017, Chugach issued $40,000,000 of First Mortgage Bonds, 2017 Series A, due March 15, 2037. The bonds were issued for general corporate purposes. The 2017 Series A Bonds will mature on March 15, 2037, and bear interest at 3.43%. Interest will be paid each March 15 and September 15, commencing on September 15, 2017. The 2017 Series A Bonds require principal payments in equal installments on an annual basis beginning March 15, 2018, resulting in an average life of approximately 10.0 years. The bonds are secured, ranking equally with all other long-term obligations, by a first lien on substantially all of Chugach’s assets, pursuant to the Sixth Supplemental Indenture to the Second Amended and Restated Indenture of Trust, which initially became effective on January 20, 2011, as previously amended and supplemented.

Fuel Supply

In 2016, 77% of our power was generated from natural gas. Our primary sources of natural gas in 2016 were Hilcorp, ConocoPhillips, ML&P, and Chugach’s 10% share of the Beluga River Unit. Chugach currently has gas contracts in place to fill up to 100% of Chugach’s needs through March 31, 2023.

On May 1, 2017, the RCA approved the Firm and Interruptible Gas Sale and Purchase Agreement (GSA) between Furie Operating Alaska, LLC (Furie) and Chugach Electric Association, Inc.   The GSA provides Chugach with both firm and non-firm gas supplies over a 16-year period, with firm purchases beginning on April 1, 2023, and ending March 31, 2033, and interruptible gas purchases available to Chugach immediately and ending on March 31, 2033.  With respect to firm purchases beginning on April 1, 2023, and ending on March 31, 2033, the GSA provides an Annual Gas Commitment by Furie to sell and Chugach to purchase approximately 1.8 Bcf of gas each year, which represents approximately 20% to 25% of Chugach’s projected gas requirements during this period.  The GSA also provides Chugach with additional purchase options, on a firm and interruptible basis.  The initial price for firm gas is $7.16 per Mcf beginning April 1, 2023 and escalates annually rising to $7.98 per Mcf on April 1, 2032, the last year of the contract.

Chugach also has agreements with Cook Inlet Energy (CIE) and AIX Energy, LLC, which provide a structure to purchase supplemental gas, adding diversity in Chugach’s sources of natural gas to meet system load requirements.

Green House Gas Regulations, Carbon Emission and Climate Change

Uncertainty remains regarding the impacts of potential regulations regarding greenhouse gases (GHG), carbon emissions, and climate change on Chugach’s operations. The EPA is moving forward with regulations that seek to limit carbon emissions in the United States. Power plants are the single largest source of carbon emissions in the United States. On August 3, 2015, the EPA released the final 111(d) regulation aimed at reducing emissions of carbon dioxide (CO2) from existing power plants. Alaska is not bound by the 111(d) regulation, however Alaska may be required to comply at some future date. On February 9, 2016, the U.S. Supreme Court issued a stay on the proposed EPA 111(d) regulations until the DC Circuit decides the case, or until the disposition of a petition to the Supreme Court on the issue. On September 27, 2016, the US

Court of Appeals for the District of Columbia Circuit heard oral arguments challenging the legality of the Clean Power Plan. While awaiting the court decision, an Executive Order promoting energy independence and economic growth was issued on March 28, 2017, by the President instructing the EPA to review the Clean Power Plan. The EPA is directed to review the Clean Power Plan rule and either revise or withdraw the proposed rule. The EPA 111(d) regulation, in its current form, is not expected to have a material effect on Chugach’s financial condition, results of operations, or cash flows.

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

For information regarding additional risk factors, refer to Item 1A of Chugach’s Annual Report on Form 10-K for the year ended December 31, 2016. Except as noted above, these risk factors have not materially changed as of March 31, 2017.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Sixth Supplemental Indenture to the Second Amended and Restated Indenture of Trust between the Registrant and U.S. Bank National Association dated March 17, 2017

Bond Purchase Agreement between the Registrant and the 2017 Series A Bond Purchasers dated March 17, 2017

Form of 2017 Series A Bond (Tranche A) due March 15, 2037

Letter of Agreement By and Between the Registrant and the International Brotherhood of Electrical Workers Local 1547 Representing Office and Engineering Bargaining Unit dated effective July 1, 2017

Letter of Agreement By and Between the Registrant and the International Brotherhood of Electrical Workers Local 1547 Representing Generation Bargaining Unit dated effective July 1, 2017

Letter of Agreement By and Between the Registrant and the International Brotherhood of Electrical Workers Local 1547 Representing Outside Plant Bargaining Unit dated effective July 1, 2017

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Lee D. Thibert
Lee D. Thibert
Chief Executive Officer

By:	/s/ Sherri L. Highers
Sherri L. Highers
Chief Financial Officer

Date:	May 12, 2017

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description
4.31	Sixth Supplemental Indenture to the Second Amended and Restated Indenture of Trust between the Registrant and U.S. Bank National Association dated March 17, 2017
4.32	Bond Purchase Agreement between the Registrant and the 2017 Series A Bond Purchasers dated March 17, 2017
4.33	Form of 2017 Series A Bond (Tranche A) due March 15, 2037
10.59.3	Letter of Agreement By and Between the Registrant and the International Brotherhood of Electrical Workers Local 1547 Representing Office and Engineering Bargaining Unit dated effective July 1, 2017
10.60.4	Letter of Agreement By and Between the Registrant and the International Brotherhood of Electrical Workers Local 1547 Representing Generation Bargaining Unit dated effective July 1, 2017
10.61.3	Letter of Agreement By and Between the Registrant and the International Brotherhood of Electrical Workers Local 1547 Representing Outside Plant Bargaining Unit dated effective July 1, 2017
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document