Form 10-Q
period 2017-06-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2017-08-11
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the unaudited financial statements of Chugach as of and for the quarter ended June 30, 2017, follow.

Chugach Electric Association, Inc.

Consolidated Balance Sheets

(Unaudited)

Assets	June 30, 2017	December 31, 2016

Utility Plant:
Electric plant in service	$1,204,652,232	$1,192,513,869
Construction work in progress	14,710,383	18,455,940
Total utility plant	1,219,362,615	1,210,969,809
Less accumulated depreciation	(506,380,845)	(496,098,131)
Net utility plant	712,981,770	714,871,678

Other property and investments, at cost:
Nonutility property	76,889	76,889
Investments in associated organizations	8,980,034	9,349,311
Special funds	1,075,155	907,836
Restricted cash equivalents	955,273	810,559
Investments - other	3,310,406	3,061,434
Total other property and investments	14,397,757	14,206,029

Current assets:
Cash and cash equivalents	2,885,014	4,672,935
Special deposits	54,300	75,942
Restricted cash equivalents	756,370	899,723
Marketable securities	8,358,819	7,375,381
Fuel cost under-recovery	1,973,718	0
Accounts receivable, net	27,997,657	33,000,919
Materials and supplies	14,002,917	27,889,167
Fuel stock	8,765,063	6,321,676
Prepayments	2,978,095	1,407,026
Other current assets	207,757	294,697
Total current assets	67,979,710	81,937,466

Other non-current assets:
Deferred charges, net	34,498,025	25,140,957
Total other non-current assets	34,498,025	25,140,957

Total assets	$829,857,262	$836,156,130

Chugach Electric Association, Inc.

Consolidated Balance Sheets (continued)

(Unaudited)

Liabilities, Equities and Margins	June 30, 2017	December 31, 2016

Equities and margins:
Memberships	$1,704,429	$1,691,014
Patronage capital	171,750,103	169,996,436
Other	13,966,323	13,828,075
Total equities and margins	187,420,855	185,515,525

Long-term obligations, excluding current installments:
Bonds payable	421,833,331	405,249,998
Notes payable	38,760,000	40,356,000
Less unamortized debt issuance costs	(2,776,822)	(2,715,745)
Total long-term obligations	457,816,509	442,890,253

Current liabilities:
Current installments of long-term obligations	26,608,667	24,836,667
Commercial paper	42,000,000	68,200,000
Accounts payable	8,688,712	9,618,630
Consumer deposits	5,089,731	5,207,585
Fuel cost over-recovery	0	3,824,722
Accrued interest	5,984,046	5,873,368
Salaries, wages and benefits	7,616,342	7,315,898
Fuel	8,980,322	6,284,338
Other current liabilities	4,422,353	3,234,586
Total current liabilities	109,390,173	134,395,794

Other non-current liabilities:
Deferred compensation	1,075,155	907,836
Other liabilities, non-current	868,641	655,277
Deferred liabilities	1,187,587	1,179,414
Patronage capital payable	12,008,499	12,008,499
Cost of removal obligation / ARO	60,089,843	58,603,532
Total other non-current liabilities	75,229,725	73,354,558

Total liabilities, equities and margins	$829,857,262	$836,156,130

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Operating revenues	$51,554,650	$44,622,517	$112,348,132	$94,872,652

Operating expenses:
Fuel	17,476,837	11,946,563	38,196,129	25,835,500
Production	4,283,746	4,044,758	8,240,717	7,893,027
Purchased power	4,153,184	4,241,600	8,649,907	8,190,828
Transmission	1,400,259	1,338,879	3,050,058	2,715,746
Distribution	3,246,879	3,414,636	6,287,814	6,760,579
Consumer accounts	1,572,888	1,562,887	3,097,089	3,195,100
Administrative, general and other	6,800,539	6,228,353	13,110,605	12,058,320
Depreciation and amortization	9,431,420	8,695,032	18,956,671	17,182,680
Total operating expenses	$48,365,752	$41,472,708	$99,588,990	$83,831,780

Interest expense:
Long-term debt and other	5,565,158	5,352,456	11,116,509	10,836,220
Charged to construction	(30,127)	(105,051)	(60,999)	(203,604)
Interest expense, net	$5,535,031	$5,247,405	$11,055,510	$10,632,616
Net operating margins	$(2,346,133)	$(2,097,596)	$1,703,632	$408,256

Nonoperating margins:
Interest income	156,109	83,221	306,831	164,337
Allowance for funds used during construction	12,611	43,449	25,664	84,211
Capital credits, patronage dividends and other	33,196	1,200	81,298	2,400
Total nonoperating margins	$201,916	$127,870	$413,793	$250,948

Assignable margins	$(2,144,217)	$(1,969,726)	$2,117,425	$659,204

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Assignable margins	$2,117,425	$659,204
Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation and amortization	18,956,671	17,182,680
Amortization and depreciation cleared to operating expenses	2,262,909	2,584,237
Allowance for funds used during construction	(25,664)	(84,211)
Write off of inventory, deferred charges and projects	367,217	460,364
Other	(84,353)	(104,275)
(Increase) decrease in assets:
Accounts receivable, net	4,054,506	2,964,271
Fuel cost under-recovery	(1,973,718)	0
Materials and supplies	2,267,603	30,011
Fuel stock	(2,443,387)	(314,819)
Prepayments	(1,571,069)	(1,284,921)
Other assets	108,582	69,228
Deferred charges	(600,451)	(2,197,850)
Increase (decrease) in liabilities:
Accounts payable	(507,757)	1,386,823
Consumer deposits	(117,854)	(105,207)
Fuel cost over-recovery	(3,824,722)	(1,164,135)
Accrued interest	110,678	(275,483)
Salaries, wages and benefits	300,444	407,208
Fuel	2,695,984	378,906
Other current liabilities	27,787	88,223
Deferred liabilities	0	6,238
Net cash provided by operating activities	22,120,831	20,686,492
Cash flows from investing activities:
Return of capital from investment in associated organizations	370,010	318,680
Investment in restricted cash equivalents	(1,361)	(98)
Investment in marketable securities and investments-other	(1,156,286)	0
Investment in Beluga River Unit	0	(44,183,293)
Proceeds from capital grants	115,452	377,796
Extension and replacement of plant	(15,498,947)	(15,241,226)
Net cash used in investing activities	(16,171,132)	(58,728,141)
Cash flows from financing activities:
Payments for debt issue costs	(184,778)	(235,504)
Net increase (decrease) in short-term obligations	(26,200,000)	14,000,000
Proceeds from long-term obligations	40,000,000	45,600,000
Repayments of long-term obligations	(23,240,667)	(24,115,980)
Memberships and donations received	151,663	72,079
Retirement of patronage capital and estate payments	(363,758)	(142,888)
Net receipts on consumer advances for construction	2,099,920	1,953,719
Net cash provided by (used in) financing activities	(7,737,620)	37,131,426
Net change in cash and cash equivalents	(1,787,921)	(910,223)
Cash and cash equivalents at beginning of period	$4,672,935	$15,626,919
Cash and cash equivalents at end of period	$2,885,014	$14,716,696
Supplemental disclosure of non-cash investing and financing activities:
Cost of removal obligation	$1,486,311	$5,100,445
Extension and replacement of plant included in accounts payable	$1,492,872	$1,782,961
Supplemental disclosure of cash flow information - interest expense paid, net of amounts capitalized	$10,359,194	$10,150,305

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

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

Chugach is one of the largest electric utilities in Alaska. Chugach is engaged in the generation, transmission and distribution of electricity in the Anchorage and upper Kenai Peninsula areas. Chugach is on an interconnected regional electrical system in an area referred to as the Alaska Railbelt, a 400-mile-long area stretching from the coastline of the southern Kenai Peninsula to the interior of the state, including Alaska's largest cities, Anchorage and Fairbanks.

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

Chugach has three Collective Bargaining Agreements (CBA’s) with the International Brotherhood of Electrical Workers (IBEW), representing approximately 70% of its workforce. Chugach also has a CBA with the Hotel Employees and Restaurant Employees (HERE). All three IBEW CBA’s have been renewed through June 30, 2021. The three CBA’s provide for wage increases in all years and include health and welfare premium cost sharing provisions. The HERE CBA was renewed through June 30, 2021,  and provides for wage, pension contribution, and health and welfare contribution increases in all years.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

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

c. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the six month periods ended June 30, 2017, and 2016 was in compliance with that provision.

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

d. Restricted Cash Equivalents

Restricted cash equivalents include funds on deposit for future workers’ compensation claims, which amounted to $1.0 and $0.8 million at June 30, 2017, and December 31, 2016, respectively.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

e. Marketable Securities

Chugach’s marketable securities consist of bond mutual funds classified as trading securities, reported at fair value with gains and losses in earnings. Net gains on marketable securities are included in nonoperating margins – capital credits, patronage dividends and other, and are summarized as follows:

Six months ended June 30, 2017
Net gains and losses recognized during the period on trading securities	$76,124
Less: Net gains and losses recognized during the period on trading securities sold during the period	0
Unrealized gains and losses recognized during the reporting period on trading securities still held at the reporting date	$76,124

f. Investments – Other

Investments – other consists of certificates of deposit with an original maturity of 18 months.

g. Accounts Receivable

Included in accounts receivable are amounts invoiced to ML&P for their proportionate share of current Southcentral Power Project (SPP) costs, which amounted to $1.1 million and $1.4 million at June 30, 2017, and December 31, 2016, respectively. At June 30, 2017, and December 31, 2016, accounts receivable also included $0.5 million and $0.3 million, respectively, from BRU operations primarily associated with gas sales to ENSTAR Natural Gas Company (ENSTAR).

h. Fuel Stock

Fuel Stock is the weighted average cost of fuel injected into the Cook Inlet Natural Gas Storage Alaska (CINGSA). Chugach’s fuel balance in storage amounted to $8.8 million and $6.3 million at June 30, 2017, and December 31, 2016, respectively.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

4.	REGULATORY MATTERS

Simplified Rate Filing

Chugach is a participant in the Simplified Rate Filing (SRF) process for adjustments to base demand and energy rates for Chugach retail customers and wholesale customer, Seward Electric System. SRF is an expedited base rate adjustment process available to electric cooperatives in the State of Alaska, with filings made either on a quarterly or semi-annual basis. Chugach is a participant on a quarterly filing schedule basis. Chugach submitted its December 2016 test year SRF with the RCA on March 1, 2017, as an informational filing with no changes to the demand and energy rates of Chugach retail customers or Seward.  On May 30, 2017, Chugach filed its SRF based on the test year ending March 2017, requesting approval to reduce the demand and energy rates charged to Chugach retail customers and Seward Electric System by 3 percent and 4.9 percent, respectively.  The RCA approved the filing for rates effective July 1, 2017.

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

The Furie Agreement provides Chugach with both firm and non-firm gas supplies over a 16-year period, with firm purchases beginning on April 1, 2023, and ending March 31, 2033, and interruptible gas purchases available to Chugach immediately and ending on March 31, 2033.  With respect to firm purchases beginning on April 1, 2023, and ending on March 31, 2033, the

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

Furie Agreement provides an annual gas commitment by Furie to sell and Chugach to purchase approximately 1.8 Bcf of gas each year, which represents approximately 20% to 25% of Chugach’s projected gas requirements during this period.  The Furie Agreement also provides Chugach with additional purchase options, on a firm and interruptible basis.  The initial price for firm gas is $7.16 per Mcf beginning April 1, 2023 and escalates annually rising to $7.98 per Mcf on April 1, 2032, the last year of the contract.

On May 1, 2017, the RCA approved the Furie Agreement.  The RCA also approved recovery of costs associated with the Furie GSA through its fuel and purchased power cost adjustment process.

MEA Gas Dispatch Agreement

On June 8, 2016, the RCA approved the “Gas Dispatch Agreement” in which Chugach provides gas scheduling and dispatch services to MEA. The term of this agreement was April 1, 2016, through March 31, 2017. This agreement was extended through March 31, 2018, in a letter agreement dated July 29, 2016. This agreement is currently effective through March 31, 2019, pursuant to an extension dated July 25, 2017.

Beluga Parts Filing

On November 18, 2016, Chugach Submitted a petition to the RCA for approval to create a regulatory asset that would allow Chugach to amortize and recover in rates the value of certain plant needed to support power production equipment located at Beluga Power Plant.  Specifically, Chugach requested RCA approval to recover approximately $11.4 million in equipment that supports Beluga generation units.  Chugach requested that it be permitted to amortize the value of this plant over a period of 30 months for plant associated with Units 1 and 2 (approximately $0.3 million), and 108 months for all other parts (approximately $11.1 million).  The amortization periods are consistent with the proposed depreciation rates for the Beluga units contained in Chugach's depreciation study that was submitted to the RCA on September 30, 2016.  On May 17, 2017, the RCA issued Order U-16-092(2) approving Chugach's request.

5.	DEBT

Lines of Credit

Chugach maintains a $50.0 million line of credit with National Rural Utilities Cooperative Finance Corporation (NRUCFC). Chugach did not utilize this line of credit in the six months ended June 30, 2017. In addition, Chugach did not utilize this line of credit during 2016 and had no outstanding balance at December 31, 2016. The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC. The borrowing rate was 2.75% at June 30, 2017, and 2.50% at December 31, 2016. The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. The NRUCFC line of credit expires October 12, 2017. This line of credit is immediately available for unconditional borrowing.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

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

Chugach expects to continue issuing commercial paper in 2017, as needed. Chugach had $42.0 million and $68.2 million of commercial paper outstanding at June 30, 2017, and December 31, 2016, respectively.

The following table provides information regarding average commercial paper balances outstanding for the quarters ended June 30, 2017, and 2016 (dollars in millions), as well as corresponding weighted average interest rates:

2017		2016
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$42.3	1.19%	$69.8	0.61%

Term Loans

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2016 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated June 30, 2016, and secured by the Second Amended and Restated Indenture of Trust (Indenture). Chugach had $42.0 million and $43.8 million outstanding on this facility at June 30, 2017, and December 31, 2016.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

Debt Issuance Costs

The following table outlines debt issuance costs associated with long-term obligations, excluding current installments, at June 30, 2017.

	Long-term Obligations	Unamortized Debt Issuance Costs
2011 Series A Bonds	$200,333,331	$1,282,683
2012 Series A Bonds	183,500,000	1,062,393
2017 Series A Bonds	38,000,000	184,778
2016 CoBank Note	38,760,000	246,968
	$460,593,331	$2,776,822

The following table outlines debt issuance costs associated with long-term obligations, excluding current installments, at December 31, 2016.

	Long-term Obligations	Unamortized Debt Issuance Costs
2011 Series A Bonds	$210,999,998	$1,347,350
2012 Series A Bonds	194,250,000	1,106,275
2016 CoBank Note	40,356,000	262,120
	$445,605,998	$2,715,745

6.	RECENT ACCOUNTING PRONOUNCEMENTS

Issued, not yet adopted:

ASC Update 2014-09 “Revenue from Contracts with Customers (Topic 606)” and Related Updates

In May of 2014, the FASB issued Accounting Standards Codification (ASC) Update 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASC Update 2014-09 provides guidance for the recognition, measurement and disclosure of revenue related to the transfer of promised goods or services to customers. Chugach will begin application of the standard on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. We currently expect to use the cumulative effect method. We continue to evaluate the materiality of the impact to our disclosure requirements.

We have evaluated our energy sales contracts, including retail, wholesale, and economy energy, and do not believe there will be a material impact to our recognition of revenue from energy sales. Energy sales are billed monthly per regulator approved tariffs based on the energy consumed by the customer. Total revenue derived from energy sales during 2017 was approximately 99% of our total operating revenue. We have identified the contract assets and contract liabilities associated with our customers and are evaluating the required disclosures.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

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

June 30, 2017 and 2016

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

June 30, 2017 and 2016

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

The table below presents the balance of Chugach’s marketable securities measured at fair value on a recurring basis at June 30, 2017, and December 31, 2016. Chugach’s bond mutual funds are measured using quoted prices in active markets. Market prices for Chugach’s certificates of deposit are measured using pricing models based upon market-observable interest rates. Chugach had no other assets or liabilities measured at fair value on a recurring basis at June 30, 2017, or at  December 31, 2016.

June 30, 2017	Total	Level 1	Level 2	Level 3
Bond mutual funds	$8,358,819	$8,358,819	$0	$0
Certificates of deposit	$3,310,406	$0	$3,310,406	$0

December 31, 2016	Total	Level 1	Level 2	Level 3
Bond mutual funds	$7,375,381	$7,375,381	$0	$0
Certificates of deposit	$3,061,434	$0	$3,061,434	$0

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The fair value of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying value due to their short-term nature.

The estimated fair values (in thousands) of long-term obligations included in the financial statements at June 30, 2017, are as follows:

	Carrying Value	Fair Value Level 2
Long-term obligations (including current installments)	$487,202	$505,703

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

9.        COMMITMENTS AND CONTINGENCIES

Contingencies

Chugach is a participant in various legal actions, rate disputes, personnel matters and claims both for and against Chugach’s interests. Management believes the outcome of any such matters will not materially impact Chugach’s financial condition, results of operations or liquidity. Chugach establishes reserves when a particular contingency is probable and calculable. Chugach has not accrued for any contingency at June 30, 2017, as it does not consider any contingency to be probable nor calculable. Chugach faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated.

Concentrations

Approximately 70 percent of Chugach’s employees are members of the IBEW. Chugach has three CBA’s with the IBEW. Chugach also has a CBA with the HERE. All three IBEW CBA’s have been renewed through June 30, 2021. The HERE CBA was renewed through June 30, 2021.

Commitments

Fuel Supply Contracts

Chugach has fuel supply contracts with various producers at market terms. Chugach entered into a gas contract with Hilcorp effective January 1, 2015, to provide gas through March 31, 2018. On September 15, 2014, the RCA approved an amendment to the Hilcorp gas purchase agreement extending gas delivery and subsequently filling 100 percent of Chugach’s unmet needs through March 31, 2019. On September 8, 2015, the RCA approved another amendment to the Hilcorp gas purchase agreement extending the term of the agreement, thus filling up to 100 percent of Chugach’s unmet needs through March 31, 2023.  The total amount of gas under this contract is estimated to be 60 Bcf. All of the production is expected to come from Cook Inlet, Alaska. The terms of the Hilcorp agreement require Chugach to manage the natural gas transportation over the connecting pipeline systems. Chugach has gas transportation agreements with ENSTAR and Hilcorp.

Chugach has a gas sale and purchase agreement with Furie, see “Item 1 – FINANCIAL STATEMENTS – Note 4 – Regulatory Matters – Furie Agreement.

BRU Operations

Chugach, and other owners, ML&P and Hilcorp, have a temporary contract with Hilcorp to operate the BRU. A final operator agreement is expected during the third quarter of 2017.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

Patronage Capital

Pursuant to agreements reached with HEA and MEA, patronage capital allocated or retired to HEA or MEA is classified as patronage capital payable on Chugach’s balance sheet. HEA’s patronage capital was $7.9 million at June 30, 2017, and December 31, 2016. MEA’s patronage capital payable was $4.1 million at June 30, 2017, and December 31, 2016.

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

OVERVIEW

Chugach is one of the largest electric utilities in Alaska, engaged in the generation, transmission and distribution of electricity. Chugach is on an interconnected regional electrical system in an area referred to as Alaska’s Railbelt, a 400-mile-long area stretching from the coastline of the southern Kenai Peninsula to the interior of the state which includes Alaska’s largest cities, Anchorage and Fairbanks.

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

Renewable Energy Goals

A State of Alaska Energy Policy approved by the legislature in 2010 included legislative intent that the state achieve a 15% increase in energy efficiency on a per capita basis between 2010 and 2020, receive 50% of its electric generation from renewable and alternative energy sources by 2025, work to ensure reliable in-state gas supply for residents of the state, that the state power project fund serve as the main source of state assistance for energy projects, remain a leader in petroleum and natural gas production and become a leader in renewable and alternative energy development. This is an aspirational goal for the State of Alaska and not a mandate.

The main project moving Alaska toward its renewable energy goals was to be the Susitna-Watana Hydroelectric Project on the Susitna River, approximately halfway between Anchorage and Fairbanks. The Alaska Legislature has appropriated a total of $192.1 million for AEA to plan, design, and obtain permit of the project. On December 26, 2014, the Governor of Alaska issued Administrative Order 271 suspending discretionary spending on the project. On January 8, 2015, the FERC granted AEA’s request to hold the licensing process in abeyance. On July 6, 2015, the Governor’s office authorized AEA to proceed with the Integrated Licensing Process using previously appropriated funds. In August 2015, AEA requested the FERC’s permission to resume the licensing efforts. As per the Governor’s direction on June 29, 2016, AEA has continued to work towards shutting down the project while preserving the State’s investment to date. On August 4, 2016, the Governor issued a letter to FERC requesting FERC to proceed with the Integrated Licensing Process (ILP) to the point of issuing its updated Study Plan Determination (SPD) to preserve the State’s investment in the project. On August 26, 2016, FERC responded to the Governor’s letter. FERC will proceed with the ILP to complete the SPD. After issuing the SPD, the project will be put into abeyance as requested by the Governor. FERC issued a determination on the initial study reports for this project on June 22, 2017, and overwhelmingly endorsed the previously approved study plan, generally with minor changes. Chugach intends to continue to work with AEA and other parties on this effort.

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins decreased $0.2 million, or 8.9%, during the second quarter of 2017 compared to the second quarter of 2016, primarily due to increased administrative, general, and other expenses as well as higher depreciation and amortization expenses.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $6.9 million, or 15.5%, in the second quarter of 2017 compared to the second quarter of 2016. This increase was primarily due to increased fuel costs recovered through the fuel and purchased power adjustment process as well as increased wheeling and economy energy sales to GVEA, HEA, and MEA.

Retail revenue increased $4.2 million, or 10.2%, in the second quarter of 2017 compared to the second quarter of 2016, primarily due to higher fuel costs recovered through the fuel and purchased power adjustment process.

Wholesale revenue increased $0.2 million, or 16.7%, in the second quarter of 2017 compared to the second quarter of 2016, primarily due to higher fuel costs recovered through the fuel and purchased power adjustment process.

Economy revenue increased $0.5 million, or 100.0%, in the second quarter of 2017 compared to the second quarter of 2016, due to economy energy sales to GVEA, HEA, and MEA.

Miscellaneous revenue increased $2.0 million, or 87.0%, in the second quarter of 2017 compared to the second quarter of 2016, due to an increase in wheeling and BRU revenue.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to Seward contributed approximately $0.3 million to Chugach’s fixed costs for the quarters ended June 30, 201,7 and 2016.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended June 30, 2017, and 2016:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2017	2016	% Variance	2017	2016	% Variance	2017	2016	% Variance
Retail
Residential	$14.6	$14.1	3.5%	$7.5	$5.9	27.1%	$22.1	$20.0	10.5%
Small Commercial	$2.6	$2.5	4.0%	$1.8	$1.5	20.0%	$4.4	$4.0	10.0%
Large Commercial	$10.7	$10.3	3.9%	$7.7	$6.4	20.3%	$18.4	$16.7	10.2%
Lighting	$0.4	$0.4	0.0%	$0.0	$0.0	0.0%	$0.4	$0.4	0.0%
Total Retail	$28.3	$27.3	3.7%	$17.0	$13.8	23.2%	$45.3	$41.1	10.2%

Wholesale
SES	$0.5	$0.5	0.0%	$0.9	$0.7	28.6%	$1.4	$1.2	16.7%
Total Wholesale	$0.5	$0.5	0.0%	$0.9	$0.7	28.6%	$1.4	$1.2	16.7%

Economy	$0.1	$0.0	100.0%	$0.4	$0.0	100.0%	$0.5	$0.0	100.0%
Miscellaneous	$0.5	$0.5	0.0%	$3.8	$1.8	111.1%	$4.3	$2.3	87.0%

Total Revenue	$29.4	$28.3	3.9%	$22.1	$16.3	35.6%	$51.5	$44.6	15.5%

The following table summarizes kWh sales for the quarter ended June 30:

Customer	2017 kWh	2016 kWh

Retail	249,229,921	251,788,068
Wholesale	14,379,561	14,313,036
Economy Energy	4,529,000	0
Total	268,138,482	266,101,104

Base rates charged to retail customers and wholesale customer, Seward, increased 3.2% and 5.2%, respectively, in the second quarter of 2017 from the second quarter of 2016. The increases are primarily the result of lower test period sales levels.

Total operating expenses increased $6.9 million, or 16.6%, in the second quarter of 2017 compared to the second quarter of 2016, primarily due to higher fuel, administrative, general and other expense, and depreciation and amortization.

Fuel expense increased $5.5 million, or 46.3%, in the second quarter of 2017 compared to the second quarter of 2016, primarily due to a higher average effective delivered price.  In the second quarter of 2017, Chugach used 2,097,584 Mcf of fuel at an average effective delivered price of $7.44 per Mcf. In the second quarter of 2016, Chugach used 1,944,509 Mcf of fuel at an average effective delivered price of $5.16 per Mcf.

Production expense increased $0.2 million or 5.9% in the second quarter of 2017 compared to the second quarter of 2016, primarily due to higher labor and materials expenses.

Purchased power expense did not materially change in the second quarter of 2017 compared to the second quarter of 2016. While not a significant overall variance, less energy purchased was offset by a higher price. In the second quarter of 2017, Chugach purchased 45,545 megawatt hours (MWh) of energy at an average effective price of 7.56 cents per kWh. In the second quarter of 2016, Chugach purchased 84,440 MWh of energy at an average effective price of 4.18 cents per kWh.

Transmission, distribution and consumer accounts expenses did not materially change in the second quarter of 2017 compared to the second quarter of 2016.

Administrative, general and other expense increased $0.6 million, or 9.2%, in the second quarter of 2017 compared to the second quarter of 2016, primarily due to an increase in labor, professional services, and software expenses.

Depreciation and amortization increased $0.7 million, or 8.5%, in the second quarter of 2017 compared to the second quarter of 2016, primarily due to the acquisition of the BRU.

Interest on long-term and other debt and interest charged to construction increased $0.3 million, or 5.5%, in the second quarter of 2017 compared to the second quarter of 2016, primarily due to issuance of the 2017 Series A First Mortgage Bonds.

Non-operating margins increased $0.1 million, or 57.9%, in the second quarter of 2017 compared to the second quarter of 2016, primarily due to the dividends, interest income, and change in market value of marketable securities.

Current Year to Date versus Prior Year to Date

Assignable margins increased $1.5 million, or 221.2%, in the first half of 2017 compared to the same period of 2016, primarily due to increased sales revenue.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $17.5 million, or 18.4%, in the first half of 2017 compared to the same period of 2016. This increase was primarily due to increased energy sales caused by colder weather, as well as higher fuel and purchased power costs recovered through the fuel and purchased power adjustment process and increased economy energy sales to GVEA, HEA, and MEA.

Retail revenue increased $10.0 million, or 11.3%, in the first half of 2017 compared to the same period of 2016, due to increased energy sales, as discussed above, and higher fuel and purchased power costs recovered through the fuel and purchased power adjustment process.

Wholesale revenue increased $0.5 million, or 20.8%, in the first half of 2017 compared to the same period of 2016, due to increased energy sales and higher fuel and purchased power costs recovered through the fuel and purchased power adjustment process.

Economy revenue increased $2.4 million, or 100.0%, in the first half of 2017 compared to the same period of 2016, due to economy energy sales to GVEA, HEA, and MEA.

Miscellaneous revenue increased $4.6 million, or 121.1%, in the first half of 2017 compared to the same period of 2016, due to an increase in wheeling and BRU revenue.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to Seward contributed approximately $0.7 million and $0.6 million to Chugach’s fixed costs for the six months ended June 30, 2017, and 2016, respectively.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the six months ended June 30, 2017, and 2016:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2017	2016	% Variance	2017	2016	% Variance	2017	2016	% Variance
Retail
Residential	$33.9	$31.6	7.3%	$16.9	$13.2	28.0%	$50.8	$44.8	13.4%
Small Commercial	$5.9	$5.7	3.5%	$4.0	$3.2	25.0%	$9.9	$8.9	11.2%
Large Commercial	$21.6	$21.3	1.4%	$15.5	$12.8	21.1%	$37.1	$34.1	8.8%
Lighting	$0.8	$0.8	0.0%	$0.1	$0.1	0.0%	$0.9	$0.9	0.0%
Total Retail	$62.2	$59.4	4.7%	$36.5	$29.3	24.6%	$98.7	$88.7	11.3%

Wholesale
SES	$1.1	$1.0	10.0%	$1.8	$1.4	28.6%	$2.9	$2.4	20.8%
Total Wholesale	$1.1	$1.0	10.0%	$1.8	$1.4	28.6%	$2.9	$2.4	20.8%

Economy	$0.2	$0.0	100.0%	$2.2	$0.0	100.0%	$2.4	$0.0	100.0%
Miscellaneous	$1.1	$1.1	0.0%	$7.3	$2.7	170.4%	$8.4	$3.8	121.1%

Total Revenue	$64.6	$61.5	5.0%	$47.8	$33.4	43.1%	$112.4	$94.9	18.4%

The following table summarizes kWh sales for the six months ended June 30:

Customer	2017 kWh	2016 kWh

Retail	555,829,083	548,964,331
Wholesale	29,606,650	29,531,257
Economy Energy	20,832,000	0
Total	606,267,733	578,495,588

Base rates charged to retail customers and wholesale customer, Seward, increased 3.2% and 5.2%, respectively, in the first half of 2017 from the same period of 2016. The increases are primarily the result of lower system sales levels. In addition, the rate changes reflect a higher authorized TIER, which increased from 1.30 to 1.35 as a result of a stipulation reached in Chugach’s June 2014 test year rate case.  Other factors include increases in depreciation and amortization expense and administrative, general, and other expenses, as well as lower non-operating margins.

Total operating expenses increased $15.8 million, or 18.8%, in the first half of 2017 compared to the same period of 2016, primarily due to higher fuel expense and depreciation and amortization.

Fuel expense increased $12.4 million, or 47.8%, in the first half of 2017 compared to the same period of 2016, primarily due to more fuel purchased for generation as a result of increased energy sales, and at a higher average effective delivered price. In the first half of 2017, Chugach used 4,721,720 Mcf of fuel at an average effective delivered price of $7.35 per Mcf. In the first half of 2016, Chugach used 4,140,197 Mcf of fuel at an average effective delivered price of $5.51 per Mcf.

Production expense did not materially change in the first half of 2017 compared to the same period of 2016.

Purchased power expense increased $0.5 million, or 5.6%, in the first half of 2017 compared to the same period of 2016, primarily due to increased energy requirements caused by higher energy sales. In the first half of 2017, Chugach purchased 96,152 MWh of energy at an average effective price of 7.43 cents per kWh. In the first half of 2016, Chugach purchased 84,440 MWh of energy at an average effective price of 8.20 cents per kWh.

Transmission expense increased $0.3 million, or 12.3%, in the first half of 2017 compared to the same period of 2016, primarily due to higher costs associated with maintenance materials and vegetation control.

Distribution expense decreased $0.5 million, or 7.0%, in the first half of 2017 compared to the same period of 2016, primarily due to less materials, vegetation control, and allocated information services expenses.

Consumer accounts expense did not materially change in the first half of 2017 compared to the same period of 2016.

Administrative, general and other expense increased $1.1 million, or 8.7%, in the first half of 2017 compared to the same period of 2016, primarily due to an increase in labor, professional services, and software expenses.

Depreciation and amortization increased $1.8 million, or 10.3%, in the first half of 2017 compared to the same period of 2016, primarily due to the acquisition of the BRU.

Interest on long-term and other debt and interest charged to construction increased $0.4 million, or 4.0%, in the first half of 2017 compared to the same period of 2016, primarily due to the issuance of the 2017 Series A First Mortgage Bonds.

Non-operating margins increased $0.2 million, or 64.9%, in the first half of 2017 compared to the same period of 2016, primarily due to the dividends, interest income, and change in market value of marketable securities.

Financial Condition

Assets

Total assets did not materially change from December 31, 2016, to June 30, 2017. Decreases in net utility plant, cash and cash equivalents, accounts receivable, and materials and supplies were offset by increases in marketable securities, fuel cost under-recovery, fuel stock, prepayments and deferred charges over the same period. Net utility plant decreased $1.9 million, or 0.3%, due to the depreciation expense in excess of extension and replacement of plant. Cash and cash equivalents decreased $1.8 million, or 38.3%, primarily due to capital construction expenditures. Accounts receivable decreased $5.0 million, or 15.2%, primarily due to a decrease in energy sales from winter to spring. Materials and supplies decreased $13.9 million, or 49.8%, primarily due to the reclassification of production equipment parts for the Beluga Power Plant to a regulatory asset under deferred charges. Fuel cost under-recovery increased $2.0 million, or 100%, due to the under-collection of the prior quarter’s fuel and purchased power costs. Fuel stock increased $2.4 million, or 38.7%, due to more fuel purchased for storage than used for generation. Prepayments increased $1.6 million, or 111.7%, due to the prepayment of insurance, memberships, consulting, and technical support for 2017. Deferred charges increased $9.4 million, or 37.2%, primarily due to the aforementioned reclassification of production equipment parts for the Beluga Power Plant.

Liabilities and Equity

Total liabilities, equities and margins did not materially change from December 31, 2016, to June 30, 2017. Decreases in commercial paper, accounts payable, and fuel cost over-recovery, were offset by increases in total equities and margins, long-term obligations, fuel, other liabilities, and cost of removal obligation / ARO over the same period. Commercial paper decreased $26.2 million, or 38.4%, due primarily to issuance of the 2017 Series A First Mortgage Bonds which was used to pay down commercial paper. Accounts payable decreased $1.0 million, or 9.7%, due to the timing of cash payments and fuel cost over-recovery decreased $3.8 million, or 100.0%, due to refunding of the prior quarter’s over-collection of fuel and purchased power costs. Total equities and margins increased $1.9 million, or 1.0%, primarily due to the margins generated in the first half of 2017. Long-term obligations increased $14.9 million, or 3.4%, due to the issuance of the 2017 Series A First Mortgage Bonds, which was somewhat offset by the principal payments on Chugach’s existing debt. Fuel increased $2.7 million, or 42.9%, primarily due to an increase in gas purchased for generation in June 2017 compared to December 2016. Other liabilities increased $1.2 million, or 36.7%, primarily due to an increase in the underground ordinance liability. Cost of removal obligation / ARO increased, $1.5 million, or 2.5%, as a result of removal costs of electric plant in service included in depreciation rates for the first half of 2017.

LIQUIDITY AND CAPITAL RESOURCES

Summary

Chugach ended the first half of 2017 with $2.9 million of cash and cash equivalents, down from $4.7 million at December 31, 2016. At June 30, 2017, Chugach also had $8.4 million in marketable securities available for immediate liquidity, if needed.  Chugach did not utilize its $50.0 million line of credit maintained with NRUCFC in the six months ended June 30, 2017, therefore, this line of credit had no outstanding balance and the available borrowing capacity under this line was $50.0 million at June 30, 2017. Chugach paid down commercial paper in the six months ended June 30, 2017 and had $42.0 million of commercial paper outstanding at June 30, 2017, thus the available borrowing capacity under the commercial paper program at June 30, 2017, was $108.0 million.

Cash equivalents consist of all highly liquid debt instruments, with a maturity of three months or less when purchased, and a concentration account with First National Bank Alaska.

Cash Flows

The following table summarizes Chugach’s cash flows from operating, investing and financing activities for the six months ended June 30, 2017 and 2016.

	2017	2016
Total cash provided by (used in):
Operating activities	$22,120,831	$20,686,492
Investing activities	(16,171,132)	(58,728,141)
Financing activities	(7,737,620)	37,131,426
Decrease in cash and cash equivalents	$(1,787,921)	$(910,223)

Operating Activities

Cash provided by operating activities was $22.1 million for the six months ended June 30, 2017, compared with $20.7 million for the six months ended June 30, 2016. The increase in cash provided by operating activities in the first half of 2017 from the same period in 2016 was primarily due to an increase in margins as a result of higher energy sales and higher fuel costs recovered through the fuel and purchased power adjustment process as well as an increase in cash collected from member accounts receivable and fewer materials and supplies purchased.  This was somewhat offset by an increase in fuel stock and a shift from a fuel cost over-recovery position to a fuel cost under-recovery position.

Investing Activities

Cash used in investing activities was $16.2 million for the six months ended June 30, 2017, compared with $58.7 million for the six months ended June 30, 2016. The change in cash used in investing activities was primarily due to Chugach’s investment in the BRU in 2016.

Capital construction through June 30, 2017, was $15.5 million and is estimated to be $44.3 million for the full year. Once funding from other sources is collected, the total cash requirement is estimated to be $29.5 million for 2017. Capital improvement expenditures are expected to increase during the third quarter as the construction season continues.

Financing Activities

Cash used in financing activities was $7.7 million for the six months ended June 30, 2017, compared to cash provided of $37.1 million for the six months ended June 30, 2016. The change in cash used in or provided by financing activities was primarily due to the change in commercial paper as a result of the 2017 Series A First Mortgage Bonds.

Sources of Liquidity

Chugach satisfies its operational and capital cash requirements through internally generated funds, a $50.0 million line of credit from NRUCFC and a $150.0 million commercial paper program. At June 30, 2017, there was no outstanding balance on the NRUCFC line of credit and $42.0 million of outstanding commercial paper. Therefore, at June 30, 2017, the available borrowing capacity under Chugach’s line of credit with NRUCFC was $50.0 million and the available commercial paper capacity was $108.0 million.

Commercial paper can be repriced between one day and 270 days. The average commercial paper balance for the six months ended June 30, 2017, was $42.3 million with a corresponding weighted average interest rate of 1.19%. The maximum balance of outstanding commercial paper for the six months ended June 30, 2017, was $91.2 million.

The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding monthly weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate
January 2017	$65.0	0.94
February 2017	$63.0	0.92
March 2017	$60.9	1.04
April 2017	$44.4	1.14
May 2017	$42.4	1.14
June 2017	$40.2	1.29

At June 30, 2017, Chugach had a term loan facility with CoBank. Loans made under these facilities are evidenced by the 2016 CoBank Note, which is governed by the Second and Amended and Restated Master Loan Agreement dated June 30, 2016 and secured by the Indenture.

At June 30, 2017, Chugach had the following outstanding with this facility:

	Principal Balance	Interest Rate at June 30, 2017	Maturity Date	Principal Payment Dates

2016 CoBank Note	$41,952,000	2.58%	2031	2017-2031

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

CRITICAL ACCOUNTING POLICIES

As of June 30, 2017, there have been no significant changes in Chugach’s critical accounting policies as disclosed in Chugach’s 2016 Annual Report on Form 10-K. These policies include electric utility regulation and unbilled revenue.

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

Interest Rate Risk

At June 30, 2017, short- and long- term debt was comprised of the 2011, 2012 and 2017 Series A Bonds, the 2016 CoBank Note and outstanding commercial paper.

The interest rates of the 2011, 2012 and 2017 Series A Bonds, and 2016 CoBank Note are fixed and set forth in the table below with the carrying value and fair value (dollars in thousands) at June 30, 2017.

	Maturing	Interest Rate	Carrying Value	Fair Value
2011 Series A, Tranche A	2031	4.20%	$63,000	$64,071
2011 Series A, Tranche B	2041	4.75%	148,000	160,494
2012 Series A, Tranche A	2032	4.01%	56,250	56,584
2012 Series A, Tranche B	2042	4.41%	88,000	92,171
2012 Series A, Tranche C	2042	4.78%	50,000	54,466
2017 Series A, Tranche A	2037	3.43%	40,000	38,460
2016 CoBank Note	2031	2.58%	41,952	39,457
Total			$487,202	$505,703

Chugach is exposed to market risk from changes in interest rates associated with its credit facility. Chugach’s credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the LIBOR. At June 30, 2017, Chugach had $42.0 million of commercial paper outstanding. A 100 basis-point rise or decline in interest rates would increase or decrease interest expense by approximately $0.4 million, based on this variable rate outstanding debt.

Commodity Price Risk

Because fuel and purchased power costs are passed directly to wholesale and retail customers through a fuel and purchased power recovery process, fluctuations in the price paid for gas pursuant to gas supply contracts does not generally impact margins.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Chugach’s internal controls over financial reporting identified in connection with the evaluation that occurred during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information required by this Item is contained in Note 9 to the “Notes to Financial Statements” within Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS

Regulatory

Chugach’s billing rates are approved by the RCA. Chugach submits quarterly filings for adjustments to base demand and energy rates under the SRF process.  See “Item 1 FINANCIAL STATEMENTS – Note 4 – Regulatory Matters – Simplified Rate Filing.”

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

For information regarding additional risk factors, refer to Item 1A of Chugach’s Annual Report on Form 10-K for the year ended December 31, 2016. Except as noted above, these risk factors have not materially changed as of June 30, 2017.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Letter of Agreement By and Between the Registrant and the Hotel Employees and Restaurant Employees Union Local 878 dated effective July 1, 2017

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Lee D. Thibert
Lee D. Thibert
Chief Executive Officer

By:	/s/ Sherri L. Highers
Sherri L. Highers
Chief Financial Officer

Date:	August 10, 2017

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description
10.58.3	Letter of Agreement By and Between the Registrant and the Hotel Employees and Restaurant Employees Union Local 878 dated effective July 1, 2017
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document