Form 10-Q
period 2017-09-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2017-11-09
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the unaudited financial statements of Chugach as of and for the quarter ended September 30, 2017, follow.

Assets	September 30, 2017	December 31, 2016

Utility Plant:
Electric plant in service	$1,206,712,928	$1,192,513,869
Construction work in progress	15,817,120	18,455,940
Total utility plant	1,222,530,048	1,210,969,809
Less accumulated depreciation	(513,861,377)	(496,098,131)
Net utility plant	708,668,671	714,871,678

Other property and investments, at cost:
Nonutility property	76,889	76,889
Investments in associated organizations	8,980,409	9,349,311
Special funds	1,137,189	907,836
Restricted cash equivalents	975,732	810,559
Investments - other	1,419,574	3,061,434
Total other property and investments	12,589,793	14,206,029

Current assets:
Cash and cash equivalents	3,966,322	4,672,935
Special deposits	54,300	75,942
Restricted cash equivalents	737,517	899,723
Investments - other	1,891,407	0
Marketable securities	8,384,626	7,375,381
Fuel cost under-recovery	1,443,967	0
Accounts receivable, net	29,662,805	33,000,919
Materials and supplies	14,063,331	27,889,167
Fuel stock	10,773,773	6,321,676
Prepayments	4,921,490	1,407,026
Other current assets	316,335	294,697
Total current assets	76,215,873	81,937,466

Other non-current assets:
Deferred charges, net	33,819,717	25,140,957
Total other non-current assets	33,819,717	25,140,957

Total assets	$831,294,054	$836,156,130

Liabilities, Equities and Margins	September 30, 2017	December 31, 2016

Equities and margins:
Memberships	$1,712,704	$1,691,014
Patronage capital	168,190,154	169,996,436
Other	14,016,284	13,828,075
Total equities and margins	183,919,142	185,515,525

Long-term obligations, excluding current installments:
Bonds payable	421,833,331	405,249,998
Notes payable	37,962,000	40,356,000
Less unamortized debt issuance costs	(2,734,709)	(2,715,745)
Total long-term obligations	457,060,622	442,890,253

Current liabilities:
Current installments of long-term obligations	26,608,667	24,836,667
Commercial paper	51,000,000	68,200,000
Accounts payable	7,712,302	9,618,630
Consumer deposits	5,219,743	5,207,585
Fuel cost over-recovery	0	3,824,722
Accrued interest	1,095,652	5,873,368
Salaries, wages and benefits	7,310,097	7,315,898
Fuel	9,501,633	6,284,338
Other current liabilities	8,146,356	3,234,586
Total current liabilities	116,594,450	134,395,794

Other non-current liabilities:
Deferred compensation	1,137,189	907,836
Other liabilities, non-current	863,220	655,277
Deferred liabilities	1,574,566	1,179,414
Patronage capital payable	10,798,077	12,008,499
Cost of removal obligation / ARO	59,346,788	58,603,532
Total other non-current liabilities	73,719,840	73,354,558

Total liabilities, equities and margins	$831,294,054	$836,156,130

See accompanying notes to financial statements.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Operating revenues	$49,405,607	$45,132,973	$161,753,739	$140,005,625

Operating expenses:
Fuel	17,291,134	11,825,993	55,487,263	37,661,493
Production	4,711,160	4,218,378	12,951,877	12,111,405
Purchased power	3,089,568	3,067,950	11,739,475	11,258,778
Transmission	1,548,215	1,653,494	4,598,273	4,369,240
Distribution	4,080,959	3,769,984	10,368,772	10,530,563
Consumer accounts	1,483,127	1,509,664	4,580,216	4,704,764
Administrative, general and other	4,666,137	5,010,460	17,776,742	17,068,780
Depreciation and amortization	7,980,294	9,252,379	26,936,964	26,435,059
Total operating expenses	$44,850,594	$40,308,302	$144,439,582	$124,140,082

Interest expense:
Long-term debt and other	5,616,675	5,507,173	16,733,184	16,343,393
Charged to construction	(46,714)	(79,734)	(107,712)	(283,338)
Interest expense, net	$5,569,961	$5,427,439	$16,625,472	$16,060,055
Net operating margins	$(1,014,948)	$(602,768)	$688,685	$(194,512)

Nonoperating margins:
Interest income	164,207	89,118	471,038	253,455
Allowance for funds used during construction	19,555	32,978	45,219	117,189
Capital credits, patronage dividends and other	23,751	3,236	105,049	5,636
Total nonoperating margins	$207,513	$125,332	$621,306	$376,280

Assignable margins	$(807,435)	$(477,436)	$1,309,991	$181,768

See accompanying notes to financial statements.

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Assignable margins	$1,309,991	$181,768
Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation and amortization	26,936,964	26,435,059
Amortization and depreciation cleared to operating expenses	3,548,294	3,799,494
Allowance for funds used during construction	(45,219)	(117,189)
Write off of inventory, deferred charges and projects	393,341	774,190
Other	(52,782)	42,267
(Increase) decrease in assets:
Accounts receivable, net	1,955,518	1,242,132
Fuel cost under-recovery	(1,443,967)	0
Materials and supplies	2,183,548	792,607
Fuel stock	(4,452,097)	(1,436,315)
Prepayments	(3,514,464)	(1,588,834)
Other assets	4	(56,821)
Deferred charges	(432,465)	(3,186,363)
Increase (decrease) in liabilities:
Accounts payable	(1,282,462)	(828,693)
Consumer deposits	12,158	115,384
Fuel cost over-recovery	(3,824,722)	76,906
Accrued interest	(4,777,716)	(4,822,053)
Salaries, wages and benefits	(5,801)	(8,242)
Fuel	3,217,295	393,451
Other current liabilities	131,182	(586,163)
Deferred liabilities	0	6,131
Net cash provided by operating activities	19,856,600	21,228,716
Cash flows from investing activities:
Return of capital from investment in associated organizations	370,010	319,233
Investment in restricted cash equivalents	(2,967)	(199)
Investment in marketable securities and investments-other	(1,158,521)	(8,895,871)
Investment in Beluga River Unit	0	(44,421,161)
Proceeds from capital grants	115,452	387,692
Extension and replacement of plant	(21,844,914)	(26,494,465)
Net cash used in investing activities	(22,520,940)	(79,104,771)
Cash flows from financing activities:
Payments for debt issue costs	(208,498)	(274,373)
Net increase (decrease) in short-term obligations	(17,200,000)	45,200,000
Proceeds from long-term obligations	40,000,000	45,600,000
Repayments of long-term obligations	(24,038,667)	(47,269,832)
Memberships and donations received	209,899	102,806
Retirement of patronage capital and estate payments	(484,345)	(209,043)
Net receipts on consumer advances for construction	3,679,338	2,817,862
Net cash provided by financing activities	1,957,727	45,967,420
Net change in cash and cash equivalents	(706,613)	(11,908,635)
Cash and cash equivalents at beginning of period	$4,672,935	$15,626,919
Cash and cash equivalents at end of period	$3,966,322	$3,718,284
Supplemental disclosure of non-cash investing and financing activities:
Cost of removal obligation	$743,256	$5,776,366
Extension and replacement of plant included in accounts payable	$1,291,167	$2,195,012
Supplemental disclosure of cash flow information - interest expense paid, net of amounts capitalized	$20,518,560	$19,980,489

See accompanying notes to financial statements.

1.	PRESENTATION OF FINANCIAL INFORMATION

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

September 30, 2017 and 2016

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

c. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the nine month periods ended September 30, 2017, and 2016 was in compliance with that provision.

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

d. Restricted Cash Equivalents

Restricted cash equivalents, including both current and long-term amounts, consist of funds on deposit for future workers’ compensation claims.  Total restricted cash equivalents amounted to $1.7 million at September 30, 2017, and December 31, 2016.

e. Marketable Securities

Chugach’s marketable securities consist of bond mutual funds classified as trading securities, reported at fair value with gains and losses in earnings. Net gains on marketable securities are included in nonoperating margins – capital credits, patronage dividends and other, and are summarized as follows:

Nine months ended September 30, 2017
Net gains and losses recognized during the period on trading securities	$103,443
Less: Net gains and losses recognized during the period on trading securities sold during the period	0
Unrealized gains and losses recognized during the reporting period on trading securities still held at the reporting date	$103,443

f. Investments – Other

Investments – other, including both current and long-term amounts, consists of certificates of deposit and corporate bond investments.  Total investments – other were $3.3 million and $3.1 million as of September 30, 2017, and December 31, 2016, respectively.

g. Accounts Receivable

Included in accounts receivable are amounts invoiced to ML&P for their proportionate share of current Southcentral Power Project (SPP) costs, which amounted to $1.3 million and $1.4 million at September 30, 2017, and December 31, 2016, respectively. At September 30, 2017, and December 31, 2016, accounts receivable also included $0.5 million and $0.7 million, respectively, from BRU operations primarily associated with gas sales to ENSTAR Natural Gas Company (ENSTAR).

h. Fuel Stock

Fuel Stock is the weighted average cost of fuel injected into the Cook Inlet Natural Gas Storage Alaska (CINGSA). Chugach’s fuel balance in storage amounted to $10.8 million and $6.3 million at September 30, 2017, and December 31, 2016, respectively.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

4.	REGULATORY MATTERS

Simplified Rate Filing

Chugach is a participant in the Simplified Rate Filing (SRF) process for adjustments to base demand and energy rates for Chugach retail customers and wholesale customer, Seward Electric System. SRF is an expedited base rate adjustment process available to electric cooperatives in the State of Alaska, with filings made either on a quarterly or semi-annual basis. Chugach is a participant on a quarterly filing schedule basis. Chugach submitted its December 2016 test year SRF with the RCA on March 1, 2017, as an informational filing with no changes to the demand and energy rates of Chugach retail customers or Seward. On May 30, 2017, Chugach filed its SRF based on the test year ending March 2017, requesting approval to reduce the demand and energy rates charged to Chugach retail customers and Seward Electric System by 3.0% and 4.9%, respectively. The RCA approved the filing for rates effective July 1, 2017. On August 29, 2017, Chugach filed its SRF based on the June 2017 test year requesting approval to increase system base demand and energy rates by 1.9%. The RCA approved the filing for rates effective November 1, 2017.

Beluga River Unit Gas Transfer Price

Docket U-16-062 / U-16-074 was established to address the creation of a regulatory asset for the recovery of costs associated with Chugach’s acquisition of a portion of ConocoPhillips Alaska, Inc.’s interest in the BRU and to determine the methodology to establish permanent rates for the gas transfer price (GTP) associated with Chugach’s ownership interest in the BRU. On September 7, 2017, the RCA issued U-16-062(7) / U-16-074(7) accepting a stipulation between Chugach and the Office of the Attorney General Regulatory Affairs and Public Advocacy Section and vacating the procedural hearing. On October 7, 2017, Chugach submitted the BRU GTP calculations to the RCA as part of a compliance filing to the settlement. On October 26, 2017, the RCA issued a final order accepting Chugach’s compliance filing and closing the docket.

Depreciation Study Update

In compliance with a previous order from the RCA (U-12-009(8)), Chugach submitted a 2015 Depreciation Study Update to the RCA, requesting approval of the depreciation rates resulting from the study for use in Chugach’s financial record keeping and for establishing electric rates. The filing was submitted to the RCA on September 30, 2016. Chugach proposed changes to depreciation rates that would result in a $5.9 million reduction in annual depreciation expense. On a demand and energy rate basis, the impact is a 4.7% reduction to retail customers and a 4.6% reduction to Seward. The reductions on a total customer bill basis, which includes fuel and purchased power costs, were 3.2% and 1.9%, respectively. Chugach requested that the updated depreciation rates be implemented on July 1, 2017, for both accounting and ratemaking purposes.

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

The Furie Agreement provides Chugach with both firm and non-firm gas supplies over a 16-year period, with firm purchases beginning on April 1, 2023, and ending March 31, 2033, and interruptible gas purchases available to Chugach immediately and ending on March 31, 2033. With respect to firm purchases beginning on April 1, 2023, and ending on March 31, 2033, the Furie Agreement provides an annual gas commitment by Furie to sell and Chugach to purchase approximately 1.8 Bcf of gas each year, which represents approximately 20% to 25% of Chugach’s projected gas requirements during this period. The Furie Agreement also provides Chugach with additional purchase options, on a firm and interruptible basis. The initial price for firm gas is $7.16 per Mcf beginning April 1, 2023 and escalates annually rising to $7.98 per Mcf on April 1, 2032, the last year of the Furie Agreement.

On May 1, 2017, the RCA approved the Furie Agreement. The RCA also approved recovery of costs associated with the Furie Agreement through its fuel and purchased power cost adjustment process.

MEA Gas Dispatch Agreement

On June 8, 2016, the RCA approved the “Gas Dispatch Agreement” in which Chugach provides gas scheduling and dispatch services to MEA. The term of this agreement was April 1, 2016, through March 31, 2017, however, it was extended through March 31, 2018, in a letter agreement dated July 29, 2016  and extended through March 31, 2019, in an agreement dated July 25, 2017.

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

Cook Inlet Natural Gas Alaska: Found Gas

On August 17, 2017, the Superior Court issued its order affirming the decisions by the RCA that it has authority in this case, that the RCA’s decision was not arbitrary, and that the RCA’s basis for assignment was reasonable.  The RCA’s assignment allocation remains unchanged.  There is no impact on Chugach’s margin levels as a result of a sale of found gas and any funds Chugach receives will be returned to members as a reduction to fuel expense.  It is not known if or when CINGSA will sell any of the found gas.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

5.	DEBT

Lines of Credit

Chugach maintains a $50.0 million line of credit with National Rural Utilities Cooperative Finance Corporation (NRUCFC). Chugach did not utilize this line of credit in the nine months ended September 30, 2017. In addition, Chugach did not utilize this line of credit during 2016 and had no outstanding balance at December 31, 2016. The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC. The borrowing rate was 2.75%  at September 30, 2017, and 2.50% at December 31, 2016. The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. The NRUCFC line of credit was renewed effective September 29, 2017 and expires September 29, 2022. This line of credit is immediately available for unconditional borrowing.

Commercial Paper

On June 13, 2016, Chugach entered into a $150.0 million senior unsecured credit facility (Credit Agreement), which is used to back Chugach’s commercial paper program. The pricing includes an all-in drawn spread of one month London Interbank Offered Rate (LIBOR) plus 90.0 basis points, along with a 10.0 basis points facility fee (based on an A/A2/A unsecured debt rating). The new Credit Agreement will expire on June 13, 2021. The participating banks include NRUCFC, KeyBank National Association, Bank of America, N.A., and CoBank, ACB. The commercial paper can be repriced between one day and 270 days.

Chugach expects to continue issuing commercial paper in 2017, as needed. Chugach had $51.0 million and $68.2 million of commercial paper outstanding at September 30, 2017, and December 31, 2016, respectively.

The following table provides information regarding average commercial paper balances outstanding for the quarters ended September 30, 2017, and 2016 (dollars in millions), as well as corresponding weighted average interest rates:

2017		2016
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$42.8	1.40%	$53.8	0.65%

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

Term Loans

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2016 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated June 30, 2016, and secured by the Second Amended and Restated Indenture of Trust (Indenture). The borrowing rate is fixed at 2.58% on a fifteen year term, maturing April 20, 2031. Chugach had $41.2 million and $43.8 million outstanding on this facility at September 30, 2017, and December 31, 2016.

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

Debt Issuance Costs

The following table outlines debt issuance costs associated with long-term obligations, excluding current installments, at September 30, 2017.

	Long-term Obligations	Unamortized Debt Issuance Costs
2011 Series A Bonds	$200,333,331	$1,250,685
2012 Series A Bonds	183,500,000	1,040,988
2017 Series A Bonds	38,000,000	203,643
2016 CoBank Note	37,962,000	239,393
	$459,795,331	$2,734,709

The following table outlines debt issuance costs associated with long-term obligations, excluding current installments, at December 31, 2016.

	Long-term Obligations	Unamortized Debt Issuance Costs
2011 Series A Bonds	$210,999,998	$1,347,350
2012 Series A Bonds	194,250,000	1,106,275
2016 CoBank Note	40,356,000	262,120
	$445,605,998	$2,715,745

6.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

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

We have evaluated our energy sales contracts, including retail, wholesale, and economy energy, and do not believe there will be a material impact to our recognition of revenue from energy sales. However, we do anticipate additional disclosures will be required as a result of adoption.  Energy sales are billed monthly per regulator approved tariffs based on the energy consumed by the customer. Total revenue derived from energy sales during 2017 was approximately 99% of our total operating revenue. We have identified the contract assets and contract liabilities associated with our customers and are finalizing the required disclosures.

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

ASC Update 2016-02 “Leases (Topic 842): Section A – Leases: Amendments to the FASB Accounting Standards Codification; Section B – Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification; Section C – Background Information and Basis for Conclusions” and Related Updates

In February of 2016, the FASB issued ASC Update 2016-02, “Leases (Topic 842): Section A – Leases: Amendments to the FASB Accounting Standards Codification; Section B – Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification; Section C – Background Information and Basis for Conclusions.” ASC Update 2016-02 amends guidance related to the recognition, measurement, presentation and disclosure of leases for lessors and lessees. This update is effective for fiscal years beginning after December 15, 2018, including the interim periods within those years, with early adoption permitted. Chugach will begin application of ASC 2016-02 on January 1, 2019. We expect this update to increase the recorded amounts of assets and liabilities and we are evaluating the significance of the increase as we monitor FASB updates and interpretations related to the new standard. We are also evaluating the impact of this update to our results of operations, financial position, and cash flows.

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

ASC Update 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)”

In August 2016, the FASB issued ASC Update 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” ASC Update 2016-15 clarifies how certain cash payments and cash proceeds should be classified on the statement of cash flows to limit the diversity in practice. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. Chugach will begin application of ASC 2016-15 on January 1, 2018. Adoption is not expected to have a material effect on its results of operations, financial position, and cash flows.

ASC Update 2016-18  “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)”

In November 2016, the FASB issued ASC Update 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” ASC Update 2016-18 clarifies how to classify and present changes in restricted cash or cash equivalents that occur when there are transfers between cash, cash equivalents, and restricted cash or restricted cash equivalents and when there are direct cash receipts into or payments made from restricted cash or restricted cash equivalents on the statement of cash flows to limit the diversity in practice. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. Chugach will begin application of ASC 2016-18 on January 1, 2018. Adoption is not expected to have a material effect on its results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

ASC Update 2017-01  “Business Combinations (Topic 805): Clarifying the Definition of a Business”

In January 2017, the FASB issued ASC Update 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASC Update 2017-01 clarifies the definition of a business by providing a screen to determine when a set of assets and activities acquired or disposed of constitute a business, as well as a framework for evaluating whether all elements of a business are present in the set. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted only when the transaction has not been reported in financial statements. Chugach will begin application of ASC 2017-01 on January 1, 2018. Adoption is not expected to have a material effect on its results of operations, financial position, and cash flows.

ASC Update 2017-07  “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”

In March 2017, the FASB issued ASC Update 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASC Update 2017-07 amends current guidance on the presentation and disclosure of other compensation costs in the income statement. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted only for financial statements that have not been issued. Chugach will begin application of ASC 2017-07 on January 1, 2018. Adoption is not expected to have a material effect on its results of operations, financial position, and cash flows.

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

The table below presents the balance of Chugach’s marketable securities measured at fair value on a recurring basis at September 30, 2017, and December 31, 2016. Chugach’s bond mutual funds and corporate bonds are measured using quoted prices in active markets. Market prices for Chugach’s certificates of deposit are measured using pricing models based upon market-observable interest rates. Chugach had no other assets or liabilities measured at fair value on a recurring basis at September 30, 2017, or at  December 31, 2016.

September 30, 2017	Total	Level 1	Level 2	Level 3
Bond mutual funds	$8,384,626	$8,384,626	$0	$0
Corporate bonds	$249,068	$249,068	$0	$0
Certificates of deposit	$3,061,913	$0	$3,061,913	$0

December 31, 2016	Total	Level 1	Level 2	Level 3
Bond mutual funds	$7,375,381	$7,375,381	$0	$0
Corporate bonds	$0	$0	$0	$0
Certificates of deposit	$3,061,434	$0	$3,061,434	$0

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The fair value of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying value due to their short-term nature.

The estimated fair value (in thousands) of long-term obligations included in the financial statements at September 30, 2017, are as follows:

	Carrying Value	Fair Value Level 2
Long-term obligations (including current installments)	$486,404	$505,140

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

8.ENVIRONMENTAL MATTERS

The Clean Air Act and Environmental Protection Agency (EPA) regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants. New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs. On August 3, 2015, the EPA released the final 111(d) regulation language aimed at reducing emissions of carbon dioxide (CO2) from existing power plants that provide electricity for utility customers. In the final rule, the EPA took the approach of making individual states responsible for the development and implementation of plans to reduce the rate of CO2 emissions from the power sector. The EPA initially applied the final rule to 47 of the contiguous states. At this time, Alaska, Hawaii, Vermont, Washington District of Columbia (D.C.) and two U.S. territories are not bound by the regulation. Alaska may be required to comply at some future date. On February 9, 2016 the U.S. Supreme Court issued a stay on the proposed EPA 111(d) regulations until the D.C. Circuit decides the case, or until the disposition of a petition to the Supreme Court on the issue. On September 27, 2016, the U.S. Court of Appeals for the D.C. Circuit heard oral arguments challenging the legality of the Clean Power Plan. While awaiting the court decision, an Executive Order promoting energy independence and economic growth was issued March 28, 2017, by the President instructing the EPA to review the Clean Power Plan. The EPA is directed to review the Clean Power Plan rule and either revise or withdraw the proposed rule. On October 10, 2017, the EPA initiated a Proposed Repeal of the Clean Power Plan. The EPA 111(d) regulation, in its current form, is not expected to have a material effect on Chugach’s financial condition, results of operations, or cash flows. While Chugach cannot predict the implementation of any additional new law or regulation, or the limitations thereof, it is possible that new laws or regulations could increase capital and operating costs. Chugach has obtained or applied for all Clean Air Act permits currently required for the operation of generating facilities.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

9.        COMMITMENTS AND CONTINGENCIES

Contingencies

Chugach is a participant in various legal actions, rate disputes, personnel matters and claims both for and against Chugach’s interests. Management believes the outcome of any such matters will not materially impact Chugach’s financial condition, results of operations or liquidity. Chugach establishes reserves when a particular contingency is probable and calculable. Chugach has not accrued for any contingency at September 30, 2017, as it does not consider any contingency to be probable and calculable. Chugach faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated.

Concentrations

Approximately 70 percent of Chugach’s employees are members of the IBEW. Chugach has three CBA’s with the IBEW. Chugach also has a CBA with the HERE. All CBA’s have been renewed through June 30, 2021.

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

Chugach has a gas sale and purchase agreement with Furie, see “Item 1 – FINANCIAL STATEMENTS – Note 4 – Regulatory Matters – Furie Agreement.

BRU Operations

Chugach, and other owners, ML&P and Hilcorp, are operating under an existing Joint Operating Agreement.  Hilcorp is the operator for BRU.  The owners are considering updating the existing Joint Operating Agreement to better match the new owners’ interests.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

Patronage Capital

Pursuant to agreements reached with HEA and MEA, patronage capital allocated or retired to HEA or MEA is classified as patronage capital payable on Chugach’s balance sheet.  At December 31, 2016, patronage capital payable to HEA and MEA was $7.9 million and $4.1 million, respectively.  The Board of Directors approved a capital credit retirement on September 27, 2017.  MEA received a retirement of $0.8 million, increasing their payable from $4.1 million to $4.9 million at September 30, 2017.  We also finalized a new agreement with HEA which spread their retirement payments between 2017 and 2020 in increments of $2.0 million annually.  As a result, $2.0 million of HEA’s patronage capital was reclassified to a current payable under other current liabilities leaving $5.9 million in long term patronage capital payable at September 30, 2017.

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

Chugach directly serves retail customers in the Anchorage and upper Kenai Peninsula areas and supplies much of the power requirements of the City of Seward, as a wholesale customer. Periodically, Chugach sells available generation in excess of its own needs to MEA, HEA, GVEA and ML&P.

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

Railbelt Grid Unification

Chugach is focused on efforts in Alaska’s Railbelt to explore the benefits of grid unification. Currently, each of the six electric utilities in the Alaska’s Railbelt own a portion of the transmission grid, as does the Alaska Energy Authority (AEA). Chugach is a proponent of following other successful business models to effectively unify the grid. Discussions on the issue led the Alaska State Legislature in 2014 to appropriate $250,000 to the RCA to explore the issue and report back to legislators. The RCA expects to analyze and review present efforts in order to assess the organizational and governance structure needed for an independent consolidated system operator. Beginning in 2016, progress reports associated with system-wide economic dispatch were required. With the support of the RCA, Chugach and several other Alaska’s Railbelt utilities are evaluating possible transmission business model opportunities and associated economic dispatch models that Chugach believes may lead to more optimal Alaska’s Railbelt-wide system operations. Chugach intends to finalize this review and evaluation by the end of the second quarter of 2018. While Chugach cannot determine the materiality of any effect on its results of operations, financial condition, and cash flows until a business model and plan are adopted, it anticipates a positive outcome.

Fuel Supply

Chugach actively manages its fuel supply needs and currently has contracts in place to meet up to 100% of its anticipated needs through March of 2023 and approximately 20% to 25% of Chugach’s projected gas requirements from April 2023 through March 2033. Chugach continues its efforts to secure long-term reliable gas supply solutions and encourages new development and continued investment in Cook Inlet. The State of Alaska’s Department of Natural Resources (DNR) published a study in September 2015, “Updated Engineering Evaluation of Remaining Cook Inlet Gas Reserves,” to provide an estimate of Cook Inlet’s gas supply. The study estimated there are 1,183 Bcf of proved and probable reserves remaining in Cook Inlet’s legacy fields. This is higher than the 2009 DNR study estimate of 1,142 Bcf. Effectively, Cook Inlet gas supply estimates have slightly increased from 2009. The 2015 DNR estimate does not include reserves from a large gas field under development by Furie Operating Alaska, LLC (Furie) and another considered for development by BlueCrest Energy, Inc. Furie has constructed an offshore gas production platform and has begun production. The platform and other production facilities are designed for up to 200 million cubic feet (MMcf) per day. Other gas producers are actively developing gas supplies in the Cook Inlet. Chugach is encouraged with these developments but continues to explore other alternatives to diversify its portfolio.

Chugach also has an interest in the BRU, which provides an additional long-term supply of natural gas to meet on-going generation requirements. Gas associated with the BRU is expected to provide approximately 15% of Chugach’s gas requirements through 2033, although actual gas quantities produced are expected to vary on a year-by-year basis. During 2016, 77% of the kilowatt hours sold by Chugach came from natural gas generation, 19% from hydroelectric facilities, and 4% from wind.

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

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins decreased $0.3 million, or 69.1%, during the third quarter of 2017 compared to the third quarter of 2016, primarily due to increased power production and distribution expenses.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $4.3 million, or 9.5%, in the third quarter of 2017 compared to the third quarter of 2016. This increase was primarily due to increased fuel costs recovered through the fuel and purchased power adjustment process as well as increased wheeling and economy energy sales to GVEA, HEA, and MEA.

Retail and wholesale revenue increased $3.0 million, or 7.4%, and $0.3 million, or 25.0%, respectively, in the third quarter of 2017 compared to the third quarter of 2016, primarily due to higher fuel costs recovered through the fuel and purchased power adjustment process.

Economy revenue increased $0.4 million, or 133.3%, in the third quarter of 2017 compared to the third quarter of 2016, due to economy energy sales to GVEA, HEA, and MEA.

Miscellaneous revenue increased $0.6 million, or 18.2%, in the third quarter of 2017 compared to the third quarter of 2016, due to an increase in wheeling and BRU revenue.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to Seward contributed approximately $0.4 million to Chugach’s fixed costs for each of the quarters ended September 30, 2017 and 2016.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended September 30, 2017, and 2016:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2017	2016	% Variance	2017	2016	% Variance	2017	2016	% Variance
Retail
Residential	$14.0	$14.2	(1.4%)	$6.8	$5.2	30.8%	$20.8	$19.4	7.2%
Small Commercial	$2.5	$2.5	0.0%	$1.6	$1.3	23.1%	$4.1	$3.8	7.9%
Large Commercial	$10.3	$10.9	(5.5%)	$7.7	$5.8	32.8%	$18.0	$16.7	7.8%
Lighting	$0.4	$0.4	0.0%	$0.0	$0.0	0.0%	$0.4	$0.4	0.0%
Total Retail	$27.2	$28.0	(2.9%)	$16.1	$12.3	30.9%	$43.3	$40.3	7.4%

Wholesale
SES	$0.6	$0.6	0.0%	$0.9	$0.6	50.0%	$1.5	$1.2	25.0%
Total Wholesale	$0.6	$0.6	0.0%	$0.9	$0.6	50.0%	$1.5	$1.2	25.0%

Economy	$0.2	$0.0	100.0%	$0.5	$0.3	66.7%	$0.7	$0.3	133.3%
Miscellaneous	$0.5	$0.7	(28.6%)	$3.4	$2.6	30.8%	$3.9	$3.3	18.2%

Total Revenue	$28.5	$29.3	(2.7%)	$20.9	$15.8	32.3%	$49.4	$45.1	9.5%

The following table summarizes kilowatt hour (kWh) sales for the quarter ended September 30:

Customer	2017 kWh	2016 kWh

Retail	251,003,486	255,491,835
Wholesale	15,896,837	15,319,452
Economy Energy	10,388,000	0
Total	277,288,323	270,811,287

Base rates charged to retail customers and wholesale customer, Seward, decreased 3.0% and 4.9%, respectively, in the third quarter of 2017 from the third quarter of 2016. The decrease to base rates is primarily driven by lower depreciation expense.

Total operating expenses increased $4.5 million, or 11.3%, in the third quarter of 2017 compared to the third quarter of 2016, primarily due to higher fuel, production, and distribution expenses.

Fuel expense increased $5.5 million, or 46.2%, in the third quarter of 2017 compared to the third quarter of 2016, primarily due to a higher average effective delivered price.  In the third quarter of 2017, Chugach used 2,031,831 Mcf of fuel at an average effective delivered price of $7.69 per Mcf. In the third quarter of 2016, Chugach used 1,917,405 Mcf of fuel at an average effective delivered price of $5.40 per Mcf.

Production expense increased $0.5 million or 11.7% in the third quarter of 2017 compared to the third quarter of 2016, primarily due to higher labor expense and amortization expense associated with the Beluga power production parts.

Purchased power expense did not materially change in the third quarter of 2017 compared to the third quarter of 2016. While not a significant overall variance, more energy purchased was offset by a lower price. In the third quarter of 2017, Chugach purchased 67,879 megawatt hours (MWh) of energy at an average effective price of 3.46 cents per kWh. In the third quarter of 2016, Chugach purchased 40,744 MWh of energy at an average effective price of 5.77 cents per kWh.

Transmission expense decreased $0.1 million or 6.4% in the third quarter of 2017 compared to the third quarter of 2016, primarily due to lower vegetation control expenses.

Distribution expense increased $0.3 million or 8.3% in the third quarter of 2017 compared to the third quarter of 2016, primarily due to higher labor expenses.

Consumer accounts expenses did not materially change in the third quarter of 2017 compared to the third quarter of 2016.

Administrative, general and other expense decreased $0.3 million, or 6.9%, in the third quarter of 2017 compared to the third quarter of 2016, primarily due to a decrease in inventory writeoffs and property tax expense.

Depreciation and amortization decreased $1.3 million, or 13.8%, in the third quarter of 2017 compared to the third quarter of 2016, primarily due to the implementation of lower depreciation rates effective July 1, 2017.

Interest on long-term and other debt and interest charged to construction did not materially change in the third quarter of 2017 compared to the third quarter of 2016.

Non-operating margins increased $0.1 million, or 65.6%, in the third quarter of 2017 compared to the third quarter of 2016, primarily due to the dividends, interest income, and change in market value of marketable securities.

Current Year to Date versus Prior Year to Date

Assignable margins increased $1.1 million, or 620.7%, in the first nine months of 2017 compared to the same period of 2016, primarily due to increased sales revenue.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $21.8 million, or 15.6%, in the first nine months of 2017 compared to the same period of 2016. This increase was primarily due to increased energy sales caused by colder weather, as well as higher fuel and purchased power costs recovered through the fuel and purchased power adjustment process, increased economy energy sales to GVEA, HEA, and MEA, increased wheeling and BRU revenue.

Retail revenue increased $13.0 million, or 10.1%, in the first nine months of 2017 compared to the same period of 2016, due to increased energy sales, as discussed above, and higher fuel and purchased power costs recovered through the fuel and purchased power adjustment process.

Wholesale revenue increased $0.7 million, or 18.9%, in the first nine months of 2017 compared to the same period of 2016, due to increased energy sales and higher fuel and purchased power costs recovered through the fuel and purchased power adjustment process.

Economy revenue increased $2.8 million in the first nine months of 2017 compared to the same period of 2016, due to economy energy sales to GVEA, HEA, and MEA.

Miscellaneous revenue increased $5.3 million, or 75.7%, in the first nine months of 2017 compared to the same period of 2016, due to an increase in wheeling and BRU revenue.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to Seward contributed approximately $1.1 million and $1.0 million to Chugach’s fixed costs for the nine months ended September 30, 2017, and 2016, respectively.

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the nine months ended September 30, 2017, and 2016:

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2017	2016	% Variance	2017	2016	% Variance	2017	2016	% Variance
Retail
Residential	$47.9	$45.8	4.6%	$23.7	$18.4	28.8%	$71.6	$64.2	11.5%
Small Commercial	$8.4	$8.3	1.2%	$5.6	$4.5	24.4%	$14.0	$12.8	9.4%
Large Commercial	$31.9	$32.1	(0.6%)	$23.2	$18.6	24.7%	$55.1	$50.7	8.7%
Lighting	$1.2	$1.2	0.0%	$0.1	$0.1	0.0%	$1.3	$1.3	0.0%
Total Retail	$89.4	$87.4	2.3%	$52.6	$41.6	26.4%	$142.0	$129.0	10.1%

Wholesale
SES	$1.7	$1.6	6.2%	$2.7	$2.1	28.6%	$4.4	$3.7	18.9%
Total Wholesale	$1.7	$1.6	6.2%	$2.7	$2.1	28.6%	$4.4	$3.7	18.9%

Economy	$0.4	$0.0	100.0%	$2.7	$0.3	800.0%	$3.1	$0.3	933.3%
Miscellaneous	$1.6	$1.7	(5.9%)	$10.7	$5.3	101.9%	$12.3	$7.0	75.7%

Total Revenue	$93.1	$90.7	2.6%	$68.7	$49.3	39.4%	$161.8	$140.0	15.6%

The following table summarizes kWh sales for the nine months ended September 30:

Customer	2017 kWh	2016 kWh

Retail	806,832,569	804,456,166
Wholesale	45,503,487	44,850,709
Economy Energy	31,220,000	0
Total	883,556,056	849,306,875

Base rates charged to retail customers and wholesale customer, Seward, decreased 3.0% and 4.9%, respectively, in the first nine months of 2017 from the same period of 2016. The decrease to base rates is largely driven by the results of the 2017 Depreciation Study, which reduced depreciation expense. The reduction in depreciation expense was partially offset by an increase to amortization expense associated with the recovery of Beluga Power Plant production equipment.

Total operating expenses increased $20.3 million, or 16.4%, in the first nine months of 2017 compared to the same period of 2016, primarily due to higher fuel and power production expenses.

Fuel expense increased $17.8 million, or 47.3%, in the first nine months of 2017 compared to the same period of 2016, primarily due to more fuel purchased for generation as a result of increased energy sales, and at a higher average effective delivered price. In the first nine months of 2017, Chugach used 6,327,236 Mcf of fuel at an average effective delivered price of $7.95 per Mcf. In the first nine months of 2016, Chugach used 6,057,602 Mcf of fuel at an average effective delivered price of $5.48 per Mcf.

Production expense increased $0.8 million, or 6.9%, in the first nine months of 2017 compared to the same period of 2016, primarily due to increased labor and production supplies expenses.

Purchased power expense increased $0.5 million, or 4.3%, in the first nine months of 2017 compared to the same period of 2016, primarily due to increased energy requirements caused by higher energy sales despite a lower average effective price. In the first nine months of 2017, Chugach purchased 164,032 MWh of energy at an average effective price of 5.79 cents per kWh. In the first nine months of 2016, Chugach purchased 125,184 MWh of energy at an average effective price of 7.41 cents per kWh.

Transmission expense increased $0.2 million, or 5.2%, in the first nine months of 2017 compared to the same period of 2016, primarily due to higher costs associated with vegetation control.

Distribution, consumer accounts, administrative, general, and other expense, depreciation and amortization expense and interest on long-term and other debt and interest charged to construction did not materially change in the first nine months of 2017 compared to the same period of 2016.

Non-operating margins increased $0.2 million, or 65.1%, in the first nine months of 2017 compared to the same period of 2016, primarily due to the dividends, interest income, and change in market value of marketable securities.

Financial Condition

Assets

Total assets did not materially change from December 31, 2016, to September 30, 2017. Decreases in net utility plant, accounts receivable, and materials and supplies were offset by increases in marketable securities, fuel cost under-recovery, fuel stock, prepayments and deferred charges over the same period. Net utility plant decreased $6.2 million, or 0.9%, due to depreciation expense in excess of extension and replacement of plant.  Accounts receivable decreased $3.3 million, or 10.1%, primarily due to a decrease in energy sales through the warmer spring and summer months. Materials and supplies decreased $13.8 million, or 49.6%, primarily due to the reclassification of production equipment parts for the Beluga Power Plant to a regulatory asset under deferred charges. Fuel cost under-recovery increased $1.4 million, or 100%, due to the under-collection of the prior quarter’s fuel and purchased power costs. Fuel stock increased $4.5 million, or 70.4%, due to more fuel purchased for storage than used for generation. Prepayments increased $3.5 million due to the prepayment of insurance, memberships, consulting, and technical support for 2017. Deferred charges increased $8.7 million, or 34.5%, primarily due to the aforementioned reclassification of production equipment parts for the Beluga Power Plant.

Liabilities and Equity

Total liabilities, equities and margins did not materially change from December 31, 2016, to September 30, 2017. Decreases in commercial paper, accounts payable, fuel cost over-recovery, accrued interest, patronage capital and patronage capital payable were offset by increases in total long-term obligations, fuel, and other liabilities. Commercial paper decreased $17.2 million, or 25.2%, due primarily to the issuance of the 2017 Series A First Mortgage Bonds which was used to pay down commercial paper. Accounts payable decreased $1.9 million, or 19.8%, due to the timing of cash payments and fuel cost over-recovery decreased $3.8 million, or 100.0%, due to refunding of the prior quarter’s over-collection of fuel and purchased power costs. Accrued interest decreased $4.8 million, or 81.3%, due to the semi-annual interest payment on the Series A Bonds. Patronage capital and patronage capital payable decreased due to the capital credit retirement authorized by the Chugach Board of Directors on September 27, 2017. Long-term obligations increased $14.2 million, or 3.2%, due to the issuance of the 2017 Series A First Mortgage Bonds, which was somewhat offset by the principal payments on Chugach’s existing debt. Fuel increased $3.2 million, or 51.2%, primarily due to an increase in gas purchased for storage in September 2017 compared to December 2016. Other liabilities increased $4.9 million primarily due to an increase in the underground ordinance liability and the aforementioned capital credit retirement.

LIQUIDITY AND CAPITAL RESOURCES

Summary

Chugach ended the first nine months of 2017 with $3.9 million of cash and cash equivalents, down from $4.7 million at December 31, 2016. At September 30, 2017, Chugach also had $8.4 million in marketable securities available for immediate liquidity, if needed.  Chugach did not utilize its $50.0 million line of credit maintained with NRUCFC in the nine months ended September 30, 2017, therefore, this line of credit had no outstanding balance and the available borrowing capacity under this line was $50.0 million at September 30, 2017. Chugach used commercial paper in the first nine months of  2017 and had $51.0 million of commercial paper outstanding at September 30, 2017, thus the available borrowing capacity under the commercial paper program at September 30, 2017, was $99.0 million.

Cash equivalents consist of all highly liquid debt instruments, with a maturity of three months or less when purchased, and a concentration account with First National Bank Alaska.

Cash Flows

The following table summarizes Chugach’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2017 and 2016.

	2017	2016
Total cash provided by (used in):
Operating activities	$19,856,600	$21,228,716
Investing activities	(22,520,940)	(79,104,771)
Financing activities	1,957,727	45,967,420
Decrease in cash and cash equivalents	$(706,613)	$(11,908,635)

Operating Activities

Cash provided by operating activities was $19.9 million for the nine months ended September 30, 2017, compared with $21.2 million for the nine months ended September 30, 2016. The decrease in cash provided by operating activities in the first nine months of 2017 from the same period in 2016 was primarily due to fuel activity. A shift from a fuel cost over-recovery position to a fuel cost under-recovery position and an increase in fuel stock was somewhat offset by a decrease in cash used for fuel. An increase in cash used for prepayments also contributed to this variance. These variances were somewhat offset by an increase in assignable margins and less cash used for materials and supplies and deferred charges.

Investing Activities

Cash used in investing activities was $22.5 million for the nine months ended September 30, 2017, compared with $79.1 million for the nine months ended September 30, 2016. The change in cash used in investing activities was primarily due to Chugach’s investment in the BRU in 2016.

Capital construction through September 30, 2017, was $21.8 million and is anticipated to reach $29.5 million for 2017, net of funding from other sources totaling $14.8 million.  Construction activity is expected to decrease during the fourth quarter as the season ends.

Financing Activities

Cash provided by financing activities was $2.0 million for the nine months ended September 30, 2017, compared with $46.0 million for the nine months ended September 30, 2016. The change in cash provided by financing activities was primarily due to the change in commercial paper and repayments of long-term obligations as a result of the 2017 Series A First Mortgage Bonds and payment of the 2011 CoBank Note.

Sources of Liquidity

Chugach satisfies its operational and capital cash requirements through internally generated funds, a $50.0 million line of credit from NRUCFC and a $150.0 million commercial paper program. At September 30, 2017, there was no outstanding balance on the NRUCFC line of credit and $51.0 million of outstanding commercial paper. Therefore, at September 30, 2017, the available borrowing capacity under Chugach’s line of credit with NRUCFC was $50.0 million and the available commercial paper capacity was $99.0 million.

Commercial paper can be repriced between one day and 270 days. The average commercial paper balance for the nine months ended September 30, 2017, was $42.8 million with a corresponding weighted average interest rate of 1.40%. The maximum balance of outstanding commercial paper for the nine months ended September 30, 2017, was $91.2 million.

The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding monthly weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate
January 2017	$65.0	0.94
February 2017	$63.0	0.92
March 2017	$60.9	1.04
April 2017	$44.4	1.14
May 2017	$42.4	1.14
June 2017	$40.2	1.29
July 2017	$41.1	1.40
August 2017	$41.5	1.40
September 2017	$45.7	1.40

At September 30, 2017, Chugach had a term loan facility with CoBank. Loans made under these facilities are evidenced by the 2016 CoBank Note, which is governed by the Second and Amended and Restated Master Loan Agreement dated June 30, 2016 and secured by the Indenture.

At September 30, 2017, Chugach had the following outstanding with this facility:

	Principal Balance	Interest Rate at September 30, 2017	Maturity Date	Principal Payment Dates

2016 CoBank Note	$41,154,000	2.58%	2031	2017-2031

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

CRITICAL ACCOUNTING POLICIES

As of September 30, 2017, there have been no significant changes in Chugach’s critical accounting policies as disclosed in Chugach’s 2016 Annual Report on Form 10-K. These policies include electric utility regulation and unbilled revenue.

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

The Clean Air Act and EPA regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants. New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs. On August 3, 2015, the EPA released the final 111(d) regulation language aimed at reducing emissions of CO2 from existing power plants that provide electricity for utility customers. In the final rule, the EPA took the approach of making the individual states responsible for the development and implementation of plans to reduce the rate of CO2 emissions from the power sector. The EPA initially applied the final rule to 47 of the contiguous states. At this time Alaska, Hawaii, Vermont, Washington District of Columbia (D.C.) and two U.S. territories are not bound by the regulation. Alaska may be required to comply at some future date. On February 9, 2016 the U.S. Supreme Court issued a stay on the proposed EPA 111(d) regulations until the D.C. Circuit decides the case, or until the disposition of a petition to the Supreme Court on the issue. On September 27, 2016, the U.S. Court of Appeals for the D.C. Circuit heard oral arguments challenging the legality of the Clean Power Plan. While awaiting the court decision, an Executive Order promoting energy independence and economic growth was issued March 28, 2017, by the President instructing the EPA to review the Clean Power Plan. The EPA is directed to review the Clean Power Plan rule and either revise or withdraw the proposed rule. On October 10, 2017, the EPA initiated a Proposed Repeal of the Clean Power Plan. The EPA 111(d) regulation, in its current form, is not expected to have a material effect on Chugach’s financial condition, results of operations, or cash flows. While Chugach cannot predict the implementation of any additional new law or regulation, or the limitations thereof, it is possible that new laws or regulations could increase capital and operating costs. Chugach has obtained or applied for all Clean Air Act permits currently required for the operation of generating facilities.

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

Interest Rate Risk

At September 30, 2017, short- and long- term debt was comprised of the 2011, 2012 and 2017 Series A Bonds, the 2016 CoBank Note and outstanding commercial paper.

The interest rates of the 2011, 2012 and 2017 Series A Bonds, and 2016 CoBank Note are fixed and set forth in the table below with the carrying value and fair value (dollars in thousands) at September 30, 2017.

	Maturing	Interest Rate	Carrying Value	Fair Value
2011 Series A, Tranche A	2031	4.20%	$63,000	$64,180
2011 Series A, Tranche B	2041	4.75%	148,000	159,293
2012 Series A, Tranche A	2032	4.01%	56,250	56,708
2012 Series A, Tranche B	2042	4.41%	88,000	92,624
2012 Series A, Tranche C	2042	4.78%	50,000	54,712
2017 Series A, Tranche A	2037	3.43%	40,000	38,548
2016 CoBank Note	2031	2.58%	41,154	39,075
Total			$486,404	$505,140

Chugach is exposed to market risk from changes in interest rates associated with its credit facility. Chugach’s credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the LIBOR. At September 30, 2017, Chugach had $51.0 million of commercial paper outstanding. A 100 basis-point rise or decline in interest rates would increase or decrease interest expense by approximately $0.5 million, based on this variable rate outstanding debt.

Commodity Price Risk

Because fuel and purchased power costs are passed directly to wholesale and retail customers through a fuel and purchased power recovery process, fluctuations in the price paid for gas pursuant to gas supply contracts do not generally impact margins.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of Chugach management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), Chugach conducted an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 (Exchange Act) Rule 13a-15(e). Based on this evaluation, the CEO and CFO each concluded that as of the end of the period covered by this report, disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in Chugach’s periodic reports to the Securities and Exchange Commission (SEC), ensures that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in Chugach’s internal controls over financial reporting identified in connection with the evaluation that occurred during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

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

On May 1, 2017, the RCA approved the Furie Agreement. The Furie Agreement provides Chugach with both firm and non-firm gas supplies over a 16-year period, with firm purchases beginning on April 1, 2023, and ending March 31, 2033, and interruptible gas purchases available to Chugach immediately and ending on March 31, 2033.  With respect to firm purchases beginning on April 1, 2023, and ending on March 31, 2033, the Furie Agreement provides an Annual Gas Commitment by Furie to sell and Chugach to purchase approximately 1.8 Bcf of gas each year, which represents approximately 20% to 25% of Chugach’s projected gas requirements during this period.  The Furie Agreement also provides Chugach with additional purchase options, on a firm and interruptible basis.  The initial price for firm gas is $7.16 per Mcf beginning April 1, 2023 and escalates annually rising to $7.98 per Mcf on April 1, 2032, the last year of the contract.

Chugach also has agreements with Cook Inlet Energy (CIE) and AIX Energy, LLC, which provide a structure to purchase supplemental gas, adding diversity in Chugach’s sources of natural gas to meet system load requirements.

Green House Gas Regulations, Carbon Emission and Climate Change

Uncertainty remains regarding the impacts of potential regulations regarding greenhouse gases (GHG), carbon emissions, and climate change on Chugach’s operations. The EPA is moving forward with regulations that seek to limit carbon emissions in the United States. Power plants are the single largest source of carbon emissions in the United States. On August 3, 2015, the EPA released the final 111(d) regulation aimed at reducing emissions of CO2 from existing power plants. Alaska is not bound by the 111(d) regulation, however Alaska may be required to comply at some future date. On February 9, 2016, the U.S. Supreme Court issued a stay on the proposed EPA 111(d) regulations until the DC Circuit decides the case, or until the disposition of a petition to the Supreme Court on the issue. On September 27, 2016, the US Court of Appeals for the District of Columbia Circuit heard oral arguments challenging the legality of the Clean Power Plan. While awaiting the court decision, an Executive Order promoting energy independence and economic growth was issued on March 28, 2017, by the President instructing the EPA to review the Clean Power Plan. The EPA is directed to review the Clean Power Plan rule and either revise or withdraw the proposed rule. On October 10, 2017, the EPA initiated a Proposed Repeal of the Clean Power Plan.  The EPA 111(d) regulation, in its current form, is not expected to have a material effect on Chugach’s financial condition, results of operations, or cash flows.

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

For information regarding additional risk factors, refer to Item 1A of Chugach’s Annual Report on Form 10-K for the year ended December 31, 2016. Except as noted above, these risk factors have not materially changed as of September 30, 2017.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Revolving Line of Credit Agreement between the Registrant and National Rural Utilities Cooperative Finance Corporation (NRUCFC) effective September 29, 2017

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Lee D. Thibert
Lee D. Thibert
Chief Executive Officer

By:	/s/ Sherri L. Highers
Sherri L. Highers
Chief Financial Officer

Date:	November 8, 2017

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description
10.47.5

Revolving Line of Credit Agreement between the Registrant and National Rural Utilities Cooperative Finance Corporation (NRUCFC) effective September 29, 2017.  Incorporated by reference to the Registrant’s Form 8-K dated September 29, 2017.

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