Form 10-K
period 2017-12-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2018-03-21
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2017

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

☐ Yes ☒ No

(Note:  The registrant is a voluntary filer and not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934.  Although not subject to these filing requirements, the registrant has filed all reports that would have been required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months had the registrant been subject to such requirements.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

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

2017 Form 10-K Annual Report

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

Chugach is an electric cooperative that is exempt from federal income taxation as an organization described in Section 501(c)(12) of the Internal Revenue Code (Code). Chugach’s hydroelectric project is licensed by the Federal Energy Regulatory Commission (FERC). As such, Chugach is subject to FERC reporting requirements and our accounting records conform to the Uniform System of Accounts as prescribed by FERC. In lieu of state and local ad valorem, income and excise taxes, Alaska electric cooperatives must pay a gross revenue tax to the State of Alaska at the rate of $0.0005 per kilowatt-hour (kWh) of electricity sold in the retail market during the preceding year. This tax is collected monthly and remitted annually. In addition, we currently collect a regulatory cost charge (RCC) of $0.000899 per kWh of retail electricity sold. The RCC is assessed to fund the operations of the Regulatory Commission of Alaska (RCA) and is collected monthly and remitted to the State of Alaska quarterly. We also collect sales tax on retail electricity sold to consumers in Whittier, seasonally (April through September), and in the Kenai Peninsula Borough, monthly. This tax is remitted to the City of Whittier monthly and to the Kenai Peninsula Borough quarterly. These taxes are a direct pass-through to consumer bills and therefore do not impact our margins.

We had 291 employees as of March 12, 2018. Approximately 70% of our employees are members of the International Brotherhood of Electrical Workers (IBEW). Chugach has three Collective Bargaining Unit Agreements (CBA) with the IBEW. We also have a CBA with the Hotel Employees and Restaurant Employees (HERE). All of the CBA’s have been renewed through June 30, 2021. The three IBEW CBAs provide for wage and pension contribution increases in all years and include health and welfare premium cost sharing provisions. The HERE CBA provides for wage, pension contribution, and health and welfare contribution increases in all years. We believe our relationship with our employees is good.

Our members are the consumers of the electricity sold by us. As of December 31, 2017, we had one wholesale customer, 67,992 retail members, and 84,106 service locations, including idle services. No individual retail customer accounts for more than ten percent of our revenue. Our customers’ requirements for capacity and energy generally peak in fall and winter as home heating and lighting needs rise and then decline in the spring and summer as the weather becomes milder and daylight hours increase.

We supply power to the City of Seward (Seward) as a wholesale customer, and provided most of the power requirements of Matanuska Electric Association, Inc. (MEA) through the expiration of their contract on April 30, 2015.  Periodically, we sell available generation, in excess of our own needs, to Matanuska Electric Association, Inc. (MEA), Homer Electric Association, Inc. (HEA), Golden Valley Electric Association, Inc. (GVEA) and Anchorage Municipal Light & Power (ML&P).

Our customers are billed on a monthly basis per a tariffed rate for electrical power consumed during the preceding period. Billing rates are approved by the RCA, see “Item 1 – Business – Rate Regulation and Rates.” Base rates (derived on the basis of historic cost of service including margins) are established to generate revenues in excess of current period costs in any year and such excess is designated on our Consolidated Statements of Operations, Changes in Equities and Margins, and Cash Flows as “assignable margins.” Retained assignable margins are designated on our balance sheet as “patronage capital” that is assigned to each member on the basis of patronage. Patronage capital is held for the account of the members without interest and returned when the Chugach Board of Directors deems it appropriate to do so.

In 2017, we had 531.2 megawatts (MW) of installed generating capacity (rated capacity) provided by 16 generating units at our five owned power plants: Beluga Power Plant, International Station Power Plant (historically known as “IGT”), Cooper Lake Hydroelectric Project, Southcentral Power Project (SPP), in which we own a 70% interest, and Eklutna Hydroelectric Project, in which we own a 30% interest. Of the 531.2 MW of installed generating capacity, approximately 87% was fueled by natural gas. The rest of our owned generating resources were hydroelectric facilities. In 2017,  81% of Chugach’s power, including purchased power, was generated from gas. Of that gas-fired generation, 81% took place at SPP and 14% took place at Beluga. SPP furnishes up to 200.2 MW of capacity; Chugach owns 70% of this plant’s output and Anchorage Municipal Light & Power (ML&P) owns the remaining 30%. The Bradley Lake Hydroelectric Project, which is not owned by Chugach, provides up to 27.4 MW, as currently operated, for our retail customers and up to 0.9 MW for our remaining wholesale customer. For more information concerning Bradley Lake, see “Item 2 – Properties – Other Property – Bradley Lake.” In addition, we purchase up to 17.6 MW from Fire Island Wind, LLC (FIW), annually. We operate 1,724 miles of distribution line and 434 miles of transmission line, which includes Chugach’s share of the Eklutna transmission line. For the year ended December 31, 2017, we sold 1.2 billion kWh of electrical power.

Customer Revenue from Sales

Economy energy/other includes sales to GVEA, MEA, HEA and ML&P.

Retail Service Territory

Our retail service area covers most of Anchorage, excluding downtown Anchorage, as well as remote mountain areas and villages. The service area ranges from the northern Kenai Peninsula westward to Tyonek, including Fire Island, and eastward to Whittier.

Retail Customers

As of December 31, 2017,  we had 67,992 members receiving power from 84,106 services, including idle services (some members are served by more than one service). Our customers are a mix of urban and suburban. The urban nature of our customer base means that we have a relatively high customer density per line mile. Higher customer density means that fixed costs can be spread over a greater number of customers. As a result of lower average costs attributable to each customer, we benefit from a greater stability in revenue, as compared to a less dense distribution system in which each individual customer would have a more significant impact on operating results. For the past five years no retail customer accounted for more than ten percent of our revenues. The revenue contributed by retail customers for the years ended December 31, 2017, 2016 and 2015 is discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Year ended December 31, 2017, compared to the year ended December 31, 2016, and the year ended December 31, 2016, compared to the year ended December 31, 2015 – Revenues.”

Wholesale Customers

We are the principal supplier of power to Seward under a wholesale power contract. We were the principal supplier of power to MEA through April 30, 2015. Our wholesale power contracts, including the fuel and purchased power components, contributed $5.9 million, $4.9 million, and $30.9 million in revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

Seward

We currently provide nearly all the power needs of the City of Seward. Sales to Seward represented approximately 5%, 5%, and 4% of Chugach’s total energy sales for the years ended December 31, 2017, 2016, and 2015, respectively. We entered into the 2006 Agreement for the Sale and Purchase of Electric Power and Energy between Chugach Electric Association, Inc. and the City of Seward (2006 Agreement), effective June 1, 2006. The 2006 Agreement contains an evergreen clause providing for automatic five-year extensions unless written notice is provided at least one year prior to the expiration date. Neither Chugach nor Seward provided written notice to terminate as both utilities desired to extend the term of the agreement.

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

We made non-firm, economy energy sales to GVEA, HEA, MEA, and ML&P on an as needed basis. Total non-firm sales were 48,526 MWh, 25,000 MWh, and 105,815 MWh for 2017, 2016, and 2015, respectively.

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

The RCA has exclusive regulatory control of Chugach’s retail and wholesale rates, subject to appeal to the Alaska courts. The regulatory environment in Alaska requires cooperatives to use a debt service coverage approach to ratemaking. Times Interest Earned Ratio (TIER) is designed to ensure Chugach maintains a coverage ratio that allows Chugach to remain in compliance with its debt covenants. Under Alaska law, financial covenants of an Alaskan electric cooperative contained in a debt instrument will be valid and enforceable, and rates set by the RCA must be adequate to meet those covenants. Under Alaska law, a cooperative utility that is negotiating to enter into a mortgage or other debt instrument that provides for a TIER greater than the ratio the RCA most recently approved for that cooperative must submit the mortgage or debt instrument to the RCA before the instrument takes effect. The rate covenants contained in the instruments governing our outstanding long-term indebtedness do not impose any greater TIER requirement than those previously approved by the RCA.

Chugach expects to continue to recover changes in its fuel and purchased power expenses through routine quarterly filings with the RCA, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations – Overview – Rate Regulation and Rates – Fuel and Purchased Power Recovery.”

The Second Amended and Restated Indenture of Trust (the Indenture), which became effective January 20, 2011, governs all of our outstanding bonds and requires us to set rates expected to yield margins for interest equal to at least 1.10 times total interest expense. The Second Amended and Restated Master Loan Agreement with CoBank, ACB (CoBank) which became effective June 30, 2016, also requires Chugach to establish and collect rates reasonably expected to yield margins for interest equal to at least 1.10 times total interest expense. The Credit Agreement with National Rural Utilities Cooperative Finance Corporation (NRUCFC), KeyBank National Association, Bank of America, N.A., and CoBank, which governs the unsecured credit facility Chugach may use to meet its obligations under its commercial paper program, also requires Chugach to maintain minimum margins for interest of at least 1.10 times interest charges for each fiscal year.

For the years ended December 31, 2017, 2016 and 2015, our Margins for Interest/Interest (MFI/I) was 1.27, 1.27, and 1.29, respectively. For the same periods, our TIER was 1.28, 1.27, and 1.30, respectively.

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

Sales Forecasts

The following table sets forth our projected sales forecasts for the next five years:

Sales (MWh)	2018	2019	2020	2021	2022
Retail	1,081,499	1,070,110	1,058,950	1,061,598	1,064,252
Wholesale	57,676	57,099	56,529	56,670	56,811
Total	1,139,175	1,127,209	1,115,479	1,118,268	1,121,063

Energy sales are expected to slightly decline due to slow economic growth and progress in energy efficiency and conservation from 2018 to 2020, and then slightly rebound in 2021 and 2022. These projections are based on assumptions that management believes to be reasonable as of the date the projections were made. The occurrence of a significant change in any of the assumptions could affect a change in the projected sales forecast.

Item 1A – Risk Factors

Chugach’s consolidated financial results will be impacted by weather, the economy of our service territory, fuel availability and prices, and the decisions of regulatory agencies. Our creditworthiness will be affected by national and international monetary trends, general market conditions and the expectations of the investment community, all of which are largely beyond our control. In addition, the following statements highlight risk factors that, in the view of management, may significantly affect our consolidated financial condition, results of operations, and cash flows. This discussion is not exhaustive. You may view risks differently than we do, or there may be other risks and uncertainties which you consider important which are not discussed. These risks, whether discussed below or those unknown, could negatively affect our business operations and financial condition.  The statements below must be read together with factors discussed elsewhere in this document and in our other filings with the SEC.

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

Chugach is expected to continue to issue commercial paper in 2018, as needed.  For additional information concerning our Commercial Paper Program, see  “Item 8 – Financial Statements and Supplementary Data – Note 11 – Debt – Commercial Paper.” No assurance can be given that Chugach will be able to continue to access the commercial paper market. If Chugach were unable to access that market, the Credit Agreement would effectively replace Chugach’s commercial paper program. The cost of raising money in the debt capital markets could increase while the availability of funds from those markets could diminish as a result of volatile global financial markets and economic conditions.

Credit Ratings

Changes in our credit ratings could affect our ability to access capital. We maintain a rating from Standard & Poor's Rating Services (S&P) and Fitch Ratings (Fitch) of "A" (Stable) and "A" (Watch Evolving), respectively. Fitch’s Watch Evolving is driven by Chugach’s planned purchase, subject to voter and regulatory approval, of ML&P, see “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Potential ML&P Acquisition.” S&P and Moody's currently rate our commercial paper at "A-1" and "P-2", respectively. If these agencies were to downgrade our ratings, particularly below investment grade, our commercial paper rates could increase immediately and we may be required to pay higher interest rates on financings which we need to undertake in the future. Additionally our potential pool of investors and funding sources could decrease.

War, acts and threats of terrorism, sabotage, cyber security breach, natural disaster, and other significant events could adversely affect our operations

We cannot predict the impact that any future terrorist attacks, sabotage, or natural disaster may have on the energy industry in general, or on our business in particular. Any such event may affect our operations in unpredictable ways, such as changes in insurance markets. Furthermore, electric generation, transmission and distribution facilities could be direct targets of, or indirect casualties of, an act of terror, sabotage, or cyber security breach. Chugach has not experienced any disruptions or significant costs associated with intentional attacks or unauthorized access to any of our systems. While Chugach has numerous programs in place to safeguard our operating systems and the personal information of our customers and employees,  a physical or cyber security compromise of our facilities could adversely affect our ability to manage our facilities effectively.

Pension Plans

We participate in the Alaska Electrical Pension Fund (AEPF). The AEPF is a multi-employer pension plan to which we make fixed, per employee contributions through our collective bargaining agreement with the IBEW, which covers our IBEW-represented workforce. We do not have control over the AEPF. Chugach receives information concerning its funding status annually. There is no contingent liability at this time. If a funding shortfall in the AEPF exists, we may incur a contingent withdrawal liability.

We also participate in the National Rural Electric Cooperative Association (NRECA) Retirement Security Plan (RS Plan), a multi-employer defined benefit master pension plan maintained and administered by NRECA for the benefit of its members and their employees. All employees not covered by a union agreement become participants in the RS Plan. We do not have control over the RS Plan. The RS Plan updates contribution rates on an annual basis to maintain the health of the plan under the plans rules allowed by the Employee Retirement Income Security Act (ERISA). The RS Plan’s funding status is governed by plan rules as provided by ERISA. Chugach receives information concerning its funding status biannually. The RS Plan is not subject to the Pension Protection Act of 2006 under a permanent exemption from Congress as of December 16, 2014.

On December 14, 2016 the Chugach Board of Directors approved a prepayment of $7.9 million to the NRECA Retirement Security plan. Using the low interest rate environment, this prepayment will mitigate the impact of future contribution increases and will lower annual budgetary impacts of current contributions over an 11 year term.

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

Fuel Supply

In 2017, 81% of our power was generated from natural gas. Our primary sources of natural gas in 2017 were Hilcorp, Chugach’s 10% share of the Beluga River Unit, and Furie Operating Alaska, LLC. Chugach currently has gas contracts in place to fill up to 100% of Chugach’s needs through March 31, 2023. Chugach also has agreements with Cook Inlet Energy (CIE) and AIX Energy, LLC, which provide a structure to purchase supplemental gas, adding diversity in Chugach’s sources of natural gas to meet system load requirements.

On May 1, 2017, the RCA approved the Furie Agreement.   The Furie Agreement provides Chugach with both firm and non-firm gas supplies over a 16-year period, with firm purchases beginning on April 1, 2023, and ending March 31, 2033, and interruptible gas purchases available to Chugach immediately and ending on March 31, 2033.  With respect to firm purchases beginning on April 1, 2023, and ending on March 31, 2033, the Furie Agreement provides an Annual Gas Commitment by Furie to sell and Chugach to purchase approximately 1.8 Bcf of gas each year, which represents approximately 20% to 25% of Chugach’s projected gas requirements during this period.  The Furie Agreement also provides Chugach with additional purchase options, on a firm and interruptible basis.  The initial price for firm gas is $7.16 per thousand cubic feet (Mcf) beginning April 1, 2023 and escalates annually rising to $7.98 per Mcf on April 1, 2032, the last year of the contract.

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

The acquisition is expected to provide gas to meet Chugach’s on-going generation requirements over an approximate 18-year period beginning in 2016. Gas associated with the acquisition is expected to provide about 15% of Chugach’s gas requirements through 2033, although actual gas quantities produced are expected to vary on a year-by-year basis.

The State of Alaska’s Department of Natural Resources (DNR) published a study in September of 2015, “Updated Engineering Evaluation of Remaining Cook Inlet Gas Reserves,” to provide an estimate of Cook Inlet’s gas supply. The study estimated there are 1,183 Bcf of proved and probable reserves remaining in Cook Inlet’s legacy fields. This is higher than the 2009 DNR study estimate of 1,142 Bcf.  Effectively, Cook Inlet gas supply has slightly increased from 2009. The 2015 DNR estimate does not include reserves from a large gas field developed and in production by Furie and another considered for development by BlueCrest Energy, Inc. Furie has constructed an offshore gas production platform and has achieved commercial production. The platform and other production facilities are designed for up to 200 million cubic feet (MMcf) per day. Other gas producers are actively developing gas supplies in the Cook Inlet. Chugach is encouraged with these developments but continues to explore other alternatives to diversify its portfolio.

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

Cook Inlet Natural Gas Storage Alaska (CINGSA) began service April 1, 2012. The facility ensures local utilities, including Chugach, have gas available to meet deliverability requirements during peak periods and store gas during low demand periods. The RCA approved inception rates and a tariff for the CINGSA facility on January 31, 2011, and a Firm Storage Service (FSS) Agreement between the seller and Chugach in July of 2011. Injections into the facility began in 2012. Chugach's share of the capacity was 1.6 Bcf in 2017. Chugach is entitled to withdraw gas at a rate of up to 31 million cubic feet (MMcf) per day.

Recovery of Fuel and Purchased Power Costs

The RCA approved inclusion of all fuel and transportation costs related to our current contracts in the calculation of Chugach’s fuel and purchased power adjustment process which will ensure, in advance, that costs incurred under the contracts can be recovered from Chugach’s customers. The fuel and purchased power adjustment process collects under-recoveries and refunds over-recoveries from prior periods with minimal regulatory lag. Chugach's fuel and purchased power adjustment process includes quarterly filings with the RCA, which set the rates on projected costs, sales and system operations for the quarter. Any under- or over-recovery of costs is incorporated into the following quarterly filing. Chugach under-recovered $4.9 million at December 31, 2017, and had over-recovered $3.8 million at December 31, 2016. To the extent the regulated fuel and purchased power adjustment process does not provide for the timely recovery of costs, Chugach could experience a material negative impact on its cash flows. Chugach has line of credit and commercial paper borrowing capacity to mitigate this risk.

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

Other Environmental Regulations

Since January 1, 2007, transformer manufacturers have been required to meet the United States Department of Energy (DOE) efficiency levels as defined by the Energy Act of 2005 (Energy Act) for all “Distribution Transformers.” As of January 1, 2016, the specific efficiency levels increased from the original “TP1” levels to the new “DOE-2016” levels. All new transformers are DOE-2016 compliant. At this time a small increase in capital costs is anticipated along with a reduction in energy losses.

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

Aging Plant

Many of our facilities were constructed over 30 years ago and, as a result, may require significant capital expenditures to maintain efficiency and reliability. As plant equipment ages, the potential for operational issues such as unscheduled outages increases which could negatively impact our cost of electric service. With the addition of the SPP generating facility which began operation in 2013, we are able to significantly reduce the reliance on some of the older facilities. The older units are used for peaking, and, in the future, may be primarily used as a reserve. Mitigating the aging risk is Chugach’s experienced work force, extensive maintenance program, and predictive maintenance measures. Also mitigating the risk of significant unanticipated capital expenditures associated with generation maintenance is a long-term service agreement smoothing major maintenance costs for our largest power producer, SPP. Additionally, we are working to establish the Power Pooling and Joint Dispatch Agreement which will allow us to buy power from other utilities if it is more efficient and economical than generating power on our own.

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

Constraints on Transmission

We currently experience occasional constraints on our transmission system and those of other utilities used to transmit energy from our remote generators to loads due to periodic maintenance activities, equipment failures and other system conditions. We manage these constraints using alternative generation dispatch and energy purchasing patterns. The long-term solution for reducing transmission constraints include purchasing additional wheeling service from other utilities, or construction of additional transmission lines which would require significant capital expenditures.

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

Item 1B – Unresolved Staff Comments

None

Item 2 – Properties

General

As of December 31, 2017, we had 531.2 MW of installed capacity consisting of 16 generating units at five power plants. These included 332.0 MW of operating capacity at the Beluga facility on the west side of Cook Inlet; 140.1 MW at SPP in Anchorage, which we jointly own with ML&P; 28.2 MW at IGT in Anchorage; and 19.2 MW at the Cooper Lake facility, which is on the Kenai Peninsula. We also own rights to 11.7 MW of capacity from the two Eklutna Hydroelectric Project generating units that we jointly own with MEA and ML&P.

In addition to our own generation, we purchased power from the 120 MW Bradley Lake Hydroelectric Project, which is owned by the Alaska Energy Authority (AEA), operated by Homer Electric Association, Inc. (HEA) and dispatched by Chugach, and MEA’s newly constructed 171 MW Eklutna Generation Station (EGS). We also purchased power from FIW.

The Beluga, IGT and SPP facilities are fueled by natural gas. We own our offices and headquarters, located adjacent to IGT and SPP in Anchorage. We also lease warehouse space for some generation, transmission and distribution inventory (including a small amount of office space).

Generation Assets

We own the land and improvements comprising our generating facilities at Beluga, IGT and SPP.  Our principal generation assets are in two plants, Beluga and SPP. With SPP in operation, the Beluga units are used for peaking, and in the future, may be primarily used as reserve. While the Beluga turbine-generators have been in service for many years, they have been maintained in good working order with scheduled inspections and periodic upgrades. All Beluga units are inspected annually with combustion and hot gas path parts replaced according to their condition or as recommended by the manufacturer. Units 3 and 5 are most often run for peak demand and are being considered for major parts replacements and generator inspections over the next three years.

On February 1, 2013, SPP began commercial operation, contributing 200.2 MW of capacity provided by 4 generating units. Chugach owns 70% of this plant and ML&P owns the remaining 30%. Each owner takes a proportionate share of power from SPP. Our principal generation units at SPP are Units 10, 11, 12, and 13. Since the units have been in commercial operation, SPP units have received preventative maintenance inspections consistent with original equipment manufacturer (OEM) recommendations through 2017. The gas turbine generators of Units 11, 12, and 13 receive two internal combustion system inspections each and one full package inspection annually. In 2017, Unit 13 gas turbine was replaced with a spare gas turbine. The removed gas turbine was prepared for another full cycle of operation by the OEM and Chugach technicians under our Contractual Service Agreement and later installed in Unit 11 when it began to show evidence of bearing failure, per the OEM recommendation.  Unit 10 steam turbine received a scheduled inspection consistent with OEM specifications. All three steam-generating boilers were internally inspected as well as hydrotested in accordance with OEM recommendations.

The Cooper Lake Hydroelectric Project is partially located on federal lands. Chugach owns, operates and maintains the Cooper Lake project subject to a 50-year license granted to us by FERC in August of 2007. As part of the relicensing process, a Relicensing Settlement Agreement (RSA) was entered into in August of 2005. A requirement of the RSA required Chugach to establish a flow regime in Cooper Creek below the Cooper Lake Dam; designed to replace colder water flowing into the Cooper Creek drainage from Stetson Creek with warmer Cooper Lake water. This project included a Stetson Creek Diversion (Dam), Pipeline (Conveyance System) and Cooper Lake Outlet Works. Project construction was completed in July 2015.

The two generating units at Cooper Lake, Units 1 and 2, have a combined capacity of 19.2 MW. Both units were taken out of service for annual maintenance in August of 2016 and 2017.

The Eklutna Hydroelectric Project is located on federal land subject to a United States Bureau of Land Management right-of-way grant issued in October of 1997. The facility is jointly owned, operated and maintained by Chugach, MEA, and ML&P with ownership shares of 30%, 17%, and 53%, respectively. Chugach owns rights to 11.7 MW of capacity from the two Eklutna Hydroelectric Project generating units.

The following matrix depicts nomenclature, run hours for 2017, percentages of contribution and other historical information for all Chugach generation units.

Facility	Commercial Operation Date	Nomenclature	Rating (MW)(1)		Run Hours (2017)		Percent of Total Run Hours	Percent of Time Available
Beluga Power Plant (2)
1	1968	GE Frame 5	19.6		231.8		0.53	86.2
2	1968	GE Frame 5	19.6		256.6		0.59	89.3
3	1973	GE Frame 7	64.8		594.0		1.36	73.6
5	1975	GE Frame 7	68.7		3,337.5		7.66	94.3
6	1976	GE 11DM-EV	79.2		855.7		1.96	91.3
7	1978	GE 11DM-EV	80.1		1,348.2		3.09	91.6
			332.0
Cooper Lake Hydroelectric Project
1	1960	BBC MV 230/10	9.6		875.0		2.01	96.7
2	1960	BBC MV 230/10	9.6		2,854.0		6.55	96.7
			19.2
IGT Power Plant (7)
1	1964	GE Frame 5	14.1		9.5		0.02	91.5
2	1965	GE Frame 5	14.1		8.7		0.02	100.0
			28.2
Southcentral Power Project
10	2013	Mitsubishi SC1F-29.5 (6)	40.2	(5)	8,144.5		18.69	93.0
11	2013	GE LM6000 PF	33.3	(5)	8,359.9		19.19	96.4
12	2013	GE LM6000 PF	33.3	(5)	8,310.2		19.07	94.9
13	2013	GE LM6000 PF	33.3	(5)	8,387.5		19.26	95.7
			140.1
Eklutna Hydroelectric Project
1	1955	Newport News	5.8	(3)	N/A	(4)		42.6
2	1955	Oerlikon custom	5.9	(3)	N/A	(4)		94.7
			11.7
System Total			531.2		43,573.1		100.00

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

(7) IGT Unit 3 was retired in August of 2015.
Note: GE = General Electric, BBC = Brown Boveri Corporation

Transmission and Distribution Assets

As of December 31, 2017, our transmission and distribution assets included 43 substations and 434 miles of transmission lines, which included Chugach’s share of the Eklutna transmission line, 896 miles of overhead distribution lines and 828 miles of underground distribution line. We own the land on which 25 of our substations are located and a portion of the right-of-way connecting our Beluga plant to Anchorage. As part of our 1997 acquisition of 30% of the Eklutna Hydroelectric Project, we also acquired a partial interest in two substations and additional transmission facilities.

Most of Chugach’s generation sites and many of its substation sites are on Chugach-owned lands. The rights for the sites not on Chugach-owned lands are as follows: the Postmark and Point Woronzof Substations, and the East Terminal Site (North - South Runway) are authorized by the State Department of Transportation and Public Facilities, Ted Stevens Anchorage International Airport; the East Terminal Site (Six Mile) is under rights from Joint Base Elmendorf-Richardson; the West Terminal Site is authorized by the Matanuska-Susitna Borough; the University Substation is on State land under rights from the Federal Bureau of Land Management; the Hope and Daves Creek Substations are authorized by the State; the Portage Substation has a permit from the Alaska Railroad Corporation (ARRC); the Summit Lake Substation is on land recently conveyed to the Kenai Peninsula Borough (permit pending) and a permit from the United States Forest Service; the Dowling and Raspberry Substations are on Municipality of Anchorage land under rights from the State; and, the Indian Substation is authorized by FERC License, until a permit is issued by Chugach State Park. The Cooper Lake Power Plant, Quartz Creek Substation, and the 69kV transmission line between them are operated under the FERC License. Most of Chugach’s transmission, sub-transmission and distribution lines are either on public lands under rights from federal, state, municipal, borough agencies, ARRC, or on private lands via easements.

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

The term of our Bradley Lake power sales agreement is 50 years from the date of commercial operation of the facility (September 1991) or when the revenue bond principal is repaid, whichever is longer. The agreement may be renewed for successive 40-year periods or for the useful life of the project, whichever is shorter. We believe that so long as this project produces power taken by us for our use that this expense will be recoverable through the fuel and purchased power adjustment process. The share of Bradley Lake indebtedness for which we are responsible is approximately $16.3 million. Upon the default of a participant, and subject to certain other conditions, AEA is entitled to increase each participant’s share of costs and output pro rata, to the extent necessary to compensate for the failure of the defaulting participant to pay its share, provided that no participant’s percentage share is increased by more than 25%. Upon default, Chugach could be faced with annual expenditures of approximately $6.0 million as a result of Chugach’s Bradley Lake take-or-pay obligations.

The Battle Creek Diversion Project (Project) is a project to increase water available for generation by constructing a diversion on the West Fork of Upper Battle Creek to divert flows to Bradley Lake, increasing annual energy output by an estimated 37,000 MWh. The Bradley Lake Project Management Committee (BPMC) approved the project October 13, 2017, as amended December 1,

2017, and December 6, 2017.  The Project cost is estimated at $47.0 million and the BMPC approved financing in this amount on December 6, 2017.  The project is estimated to begin in the Spring of 2018 with an estimated completion date of 2020.  Not all Bradley Lake purchasers are participating in the development and resulting benefits of the Project at this time, although they have preserved their ability to participate in the Project at a later date.  Chugach would be entitled to 39.38% of the additional energy produced if no additional participants elect to join.

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

Beluga River Unit (BRU)

On April 22, 2016, Chugach commenced receiving gas from the BRU as a Working Interest Owner (WIO) of the gas production field. Chugach acquired a 10% working interest in the BRU by jointly purchasing, in partnership with ML&P, ConocoPhillips’ 1/3 Working Interest Ownership of the BRU.  In 2017 Chugach received 1.4 Bcf from the BRU field at the field’s delivery meter as a WIO. Of that gas volume received Chugach allocated gas deliveries of 875 MMcf to the ConocoPhillips-ENSTAR contract (average price of $7.57 per Mcf) and retained 506 MMcf for Chugach native use in thermal generation, which had a weighted average transfer price of $4.64 per Mcf.

Fuel Supply

In 2017, 81% of our power was generated from natural gas. Total gas purchased and produced in 2017 was approximately 9.3 Bcf. All of the production came from Cook Inlet, Alaska. The contract with Hilcorp provided 89%, Furie provided 5%, Chugach’s 10% share of the Beluga River Unit gas field provided 5%, and the balance from minor purchases from AIX and CIE. Of the 9.3 Bcf of gas purchased and produced, 0.9 Bcf was sold to ENSTAR as part of an existing ConocoPhillips-ENSTAR gas contract that was assumed with Chugach’s share of the BRU acquisition. The current gas contract with Hilcorp began providing gas in 2011 and will expire March 31, 2023. The BRU and Hilcorp, together, fill 100% of Chugach’s firm needs through March 31, 2023. The gas contract with Furie currently provides Chugach with additional purchase options, on a firm and interruptible basis, and will provide both firm and non-firm gas supplies beginning on April 1, 2023 and ending March 31, 2033.

Hilcorp

Chugach entered into a contract with Hilcorp to provide gas beginning January 1, 2015, and through multiple amendments, now extends through March 31, 2023. The total amount of gas under contract is currently estimated to be 60 Bcf. Pricing for the 2017 term of the Hilcorp contract was set at $7.73 per Mcf.

Furie Agreement

On March 16, 2017, Chugach submitted a request to the RCA for approval of the agreement entitled, “Firm and Interruptible Gas Sale and Purchase Agreement between Furie Operating Alaska, LLC and Chugach Electric Association, Inc.” (Furie Agreement) dated March 3, 2017. As part of the filing, Chugach requested RCA approval to recover both firm and interruptible purchases under the agreement and all attendant transportation and storage costs through its quarterly fuel and purchased power cost adjustment process.

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

Municipality of Anchorage, dba Municipal Light and Power

Chugach entered into a contract with Municipality of Anchorage, DBA Municipal Light and Power (ML&P) in 2016, to supply gas beginning June 6, 2016, and expiring March 31, 2017. This agreement capped the price of gas at $5.75 per Mcf and the total volume at 500,000 Mcf. The ML&P agreement provided Chugach the ability to further diversify its gas supply portfolio, with no minimum purchase requirements.

Natural Gas Transportation Contracts

The terms of the ML&P and Hilcorp agreements require Chugach to transport gas. Chugach took over the transportation obligation for natural gas shipments for gas supplied under its contracts on October 1, 2010. The following information summarizes the transportation obligations for Chugach:

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

Since January 1, 2007, transformer manufacturers have been required to meet the DOE efficiency levels as defined by the Energy Act for all “Distribution Transformers.” As of January 1, 2016, the specific efficiency levels increased from the original “TP1” levels to the new “DOE-2016” levels.

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

Not Applicable

Item 6 – Selected Financial Data

The following table presents selected historical information relating to financial condition and results of operations for the years ended December 31:

Balance Sheet Data	2017	2016	2015	2014	2013
Electric plant, net:
In service	$689,595,912	$696,415,738	$659,275,066	$657,899,592	$670,476,634
Construction work in progress	17,952,573	18,455,940	15,601,374	21,567,341	28,674,163
Electric plant, net	707,548,485	714,871,678	674,876,440	679,466,933	699,150,797
Other assets	129,970,259	121,284,452	110,437,674	126,244,688	139,033,241
Total assets	$837,518,744	$836,156,130	$785,314,114	$805,711,621	$838,184,038
Capitalization:
Long-term debt	456,327,846	442,890,253	446,227,620	473,024,497	496,914,274
Equities and margins	189,301,294	185,515,525	181,637,381	176,925,299	175,795,865
Total capitalization	$645,629,140	$628,405,778	$627,865,001	$649,949,796	$672,710,139

Equity Ratio[1]	29.3%	29.5%	28.9%	27.2%	26.1%

Operations Data

Operating revenues	$224,688,669	$197,747,579	$216,421,152	$281,318,513	$305,308,427
Operating expenses	197,217,684	171,140,389	188,791,558	252,972,879	278,738,497
Interest expense	22,366,034	21,856,095	22,194,290	23,264,041	24,691,582
Capitalized interest	(164,898)	(454,798)	(379,845)	(463,335)	(1,310,110)
Net operating margins	5,269,849	5,205,893	5,815,149	5,544,928	3,188,458
Nonoperating margins	778,875	607,963	687,703	970,617	7,355,585
Assignable margins	$6,048,724	$5,813,856	$6,502,852	$6,515,545	$10,544,043

Margins for Interest Ratio[2]	1.27	1.27	1.29	1.28	1.43

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

Times Interest Earned Ratio (TIER).  Alaska electric cooperatives generally set their rates on the basis of TIER, which is a debt service coverage approach to ratemaking. TIER is determined by dividing the sum of assignable margins plus long-term interest expense (excluding capitalized interest) by long-term interest expense (excluding capitalized interest). Chugach’s long-term interest expense for the years ended December 31, 2017, 2016 and 2015 was $21,424,095, $21,168,967 and $21,811,573, respectively. Chugach’s authorized TIER for ratemaking purposes on a system basis was 1.30 through July 4, 2016, which was established by the RCA in order U-01-08(26) on January 31, 2003. Pursuant to RCA order U-15-081(8), Chugach’s authorized TIER for ratemaking purposes on a system basis was increased to 1.35 effective July 5, 2016. The increase in the 2013 achieved TIER was caused by the recognition of the gain on the sale of the Bernice Lake Power Plant.

Chugach’s achieved TIER includes nonoperating margins that are not generated by electric rates. We manage our business with a view towards achieving our authorized TIER (currently established at 1.35) averaged over a 5-year period. For further discussion on factors that contribute to TIER results, see “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year ended December 31, 2017, compared to the year ended December 31, 2016, and the year ended December 31, 2016 compared to the year ended December 31, 2015 – Expenses.”  We achieved TIERs for the past five years as follows:

1	24
Year	TIER
2017	1.28
2016	1.27
2015	1.30
2014	1.29
2013	1.43

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

Base Rates.  Chugach’s base rates, whether set under a general rate case or an SRF, are established to allow the continued recovery of our specific costs of providing electric service. In each rate filing, rates are set at levels to recover all of our specific allowable costs, other than fuel and purchased power, and those rates are then collected from our retail and wholesale customers. Under SRF, base rate increases are limited to 8% over a 12-month period and 20% over a 36-month period. Chugach is still permitted to submit general rate case filings while participating in the SRF process. In general, during these periods, rate adjustments under SRF would temporarily cease. The RCA may authorize, after a notice period, rate changes on an interim and refundable basis.

In 2017, Chugach submitted quarterly SRF filings which resulted in a 3.0% decrease to system demand and energy rates effective July 1, 2017, and an increase of 1.9% for rates effective November 1, 2017.

On August 15, 2016, base demand and energy rates increased approximately 4.2% to Chugach’s retail customers and wholesale customer, Seward. These changes were the result of Chugach’s SRF.

On May 1, 2015, base demand and energy rates increased approximately 22.0% to Chugach’s retail customers. Effective June 1, 2015, base demand and energy rates increased 16.9% to Chugach’s wholesale customer, Seward. These changes were the result of Chugach’s June 2014 Test Year General Rate Case.

Fuel and Purchased Power Rates.    Chugach recovers fuel and purchased power costs directly from retail and wholesale customers through the fuel and purchased power rate adjustment process. Changes in fuel and purchased power costs are primarily due to fixed price or fuel price adjustment processes in gas-supply contracts. Other factors, including generation unit availability also impact fuel and purchased power recovery rate levels. The fuel and purchased power adjustment is approved on a quarterly basis by the RCA. There are no limitations on the number or amount of fuel and purchased power recovery rate changes. Increases in fuel and purchased power costs result in increased revenues while decreases in these costs result in lower revenues. Therefore, revenue from the fuel and purchased power adjustment process does not impact margins. Chugach recognizes differences between projected recoverable fuel and purchased power costs and amounts actually recovered through rates. The fuel cost under/over recovery on the balance sheet represents the net accumulation of any under- or over-collection of fuel and purchased power costs. A fuel cost under-recovery will appear as an asset on our balance sheet and will be collected from our members in subsequent periods. Conversely, a fuel cost over-recovery will appear as a liability on the balance sheet and will be refunded to members in subsequent periods.

Electric Utility Regulation

Chugach is subject to regulation by the RCA. The RCA sets the rates Chugach is permitted to charge customers based on our specific allowable costs. As a result, Chugach applies FASB ASC 980, “Topic 980 – Regulated Operations.” Through the ratemaking process, our regulator may require the recognition of costs or revenues in periods different than when they would be recognized by a non-regulated company. This treatment may result in the deferral of expenses and the recording of related regulatory assets based on anticipated future recovery through rates or the deferral of gains or creation of regulatory liabilities. The application of FASB ASC 980 has a further effect on Chugach's financial statements as a result of the estimates of allowable costs used in the ratemaking process. These estimates may differ from those actually incurred by Chugach; therefore, the accounting estimates inherent in specific costs such as depreciation and pension and post-retirement benefits have less of a direct impact on Chugach's results of operations than they would on a non-regulated company. As reflected in the financial statements, see “Item 8 -Financial Statements and Supplementary Data – Note 2o – Deferred Charges and Liabilities,” significant regulatory assets and liabilities have been recorded. Management reviews the ultimate recoverability of these regulatory assets and liabilities based on applicable regulatory guidelines. However, adverse legislation and judicial or regulatory actions could materially impact the amounts of such regulatory assets and liabilities and could adversely impact Chugach’s financial statements.

Year ended December 31, 2017, compared to the year ended December 31, 2016, and the year ended December 31, 2016, compared to the year ended December 31, 2015

Margins

Our margins for the years ended December 31, were as follows:

	2017	2016	2015
Net Operating Margins	$5,269,849	$5,205,893	$5,815,149
Nonoperating Margins	$778,875	$607,963	$687,703
Assignable Margins	$6,048,724	$5,813,856	$6,502,852

Net operating margins did not materially change in 2017 from 2016. The decrease in net operating margins in 2016 from 2015 of $0.6 million, or 10.5%, was primarily due to lower operating revenue, which was somewhat offset by decreases in production, transmission, and administrative, general and other expense.

Nonoperating margins include interest income, Allowance for Funds Used During Construction (AFUDC), capital credits and patronage capital allocations and other. The increase in nonoperating margins in 2017 from 2016 was primarily due to increased interest and dividends associated with marketable securities. The decrease in nonoperating margins in 2016 from 2015 was primarily due to the unrealized loss on marketable securities during 2016 following Chugach’s return to this investment portfolio in September.

Revenues

Operating revenues include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues. In 2017, operating revenues were $27.0 million, or 13.7% higher than 2016. The increase was primarily due to higher fuel and purchased power expense recovered in revenue and higher economy energy sales and wheeling.

In 2016, operating revenues were $18.7 million or 8.6% lower than 2015.  The decrease was primarily due to lower wholesale revenue as a result of the expiration of MEA’s wholesale contract.

Retail revenue increased $17.3 million, or 9.6%, in 2017 from 2016 primarily due to increased fuel and purchased power costs recovered in revenue.  Retail revenue increased $10.7 million, or 6.3%, in 2016 from 2015. Base revenue increased due to an increase in rates charged to retail customers as a result of Chugach’s June 2014 Test Year General Rate Case and SRFs, which was somewhat offset by lower retail energy sales.

Wholesale revenue increased $0.9 million, or 18.0% in 2017 from 2016, due to increased fuel and purchased power costs recovered in revenue.  Wholesale revenue decreased $26.0 million, or 84.1%, in 2016 from 2015, primarily due to the expiration of MEA’s wholesale contract on April 30, 2015.

Economy revenue increased $3.0 million due to increased sales to GVEA, MEA, and HEA.  Economy revenue decreased $6.9 million, or 84.1%, in 2016 from 2015 due primarily to the expiration of GVEA’s contract at the end of the first quarter of 2015.

Miscellaneous revenue increased $5.8 million or 54.7% in 2017 from 2016 and $3.5 million, or 48.6%, in 2016 from 2015 primarily due to sales of natural gas to ENSTAR as a result of Chugach’s investment in the BRU in April 2016. Additional wheeling revenue from GVEA, in 2017 and 2016, and from MEA, in 2017, also contributed to the increase.

Based on the results of fixed and variable cost recovery established in Chugach’s rate filings, wholesale sales to Seward contributed approximately $1.4 million for the year ended December 31, 2017 and $1.3 million for the years ended December 31, 2016 and 2015. Wholesale sales to MEA contributed approximately $26.2 million, for the year ended December 31, 2015.

The following table shows base rate sales revenue and fuel and purchased power revenue by customer class included in revenue for the years ended December 31, 2017, and 2016.

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2017	2016	% Variance	2017	2016	% Variance	2017	2016	% Variance
Retail
Residential	$66.0	$64.8	1.9%	$34.6	$26.7	29.6%	$100.6	$91.5	9.9%
Small Commercial	$11.5	$11.6	(0.9%)	$8.1	$6.4	26.6%	$19.6	$18.0	8.9%
Large Commercial	$43.4	$43.7	(0.7%)	$32.7	$25.8	26.7%	$76.1	$69.5	9.5%
Lighting	$1.6	$1.6	0.0%	$0.2	$0.2	0.0%	$1.8	$1.8	0.0%
Total Retail	$122.5	$121.7	0.7%	$75.6	$59.1	27.9%	$198.1	$180.8	9.6%

Wholesale
SES	$2.1	$2.2	(4.5%)	$3.8	$2.8	35.7%	$5.9	$5.0	18.0%
Total Wholesale	$2.1	$2.2	(4.5%)	$3.8	$2.8	35.7%	$5.9	$5.0	18.0%

Economy	$0.7	$0.5	40.0%	$3.6	$0.8	350.0%	$4.3	$1.3	230.8%
Miscellaneous	$2.1	$2.2	(4.5%)	$14.3	$8.4	70.2%	$16.4	$10.6	54.7%

Total Revenue	$127.4	$126.6	0.6%	$97.3	$71.1	36.8%	$224.7	$197.7	13.7%

The following table shows the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the years ended December 31, 2016, and 2015.

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2016	2015	% Variance	2016	2105	% Variance	2016	2015	% Variance
Retail
Residential	$64.8	$61.1	6.1%	$26.7	$24.8	7.7%	$91.5	$85.9	6.5%
Small Commercial	$11.6	$10.9	6.4%	$6.4	$5.9	8.5%	$18.0	$16.8	7.1%
Large Commercial	$43.7	$41.7	4.8%	$25.8	$24.0	7.5%	$69.5	$65.7	5.8%
Lighting	$1.6	$1.5	6.7%	$0.2	$0.2	0.0%	$1.8	$1.7	5.9%
Total Retail	$121.7	$115.2	5.6%	$59.1	$54.9	7.7%	$180.8	$170.1	6.3%

Wholesale
MEA	$0.0	$12.8	(100.0%)	$0.0	$13.4	(100.0%)	$0.0	$26.2	(100.0%)
SES	$2.2	$2.0	10.0%	$2.8	$2.7	3.7%	$5.0	$4.7	6.4%
Total Wholesale	$2.2	$14.8	(85.1%)	$2.8	$16.1	(82.6%)	$5.0	$30.9	(83.8%)

Economy	$0.5	$0.9	(44.4%)	$0.8	$7.3	(89.0%)	$1.3	$8.2	(84.1%)
Miscellaneous	$2.2	$2.2	0.0%	$8.4	$5.0	68.0%	$10.6	$7.2	47.2%

Total Revenue	$126.6	$133.1	(4.9%)	$71.1	$83.3	(14.6%)	$197.7	$216.4	(8.6%)

The major components of our operating revenue for the years ending December 31 were as follows:

	2017	2017	2016	2016	2015	2015
	Sales (MWh)	Revenue	Sales (MWh)	Revenue	Sales (MWh)	Revenue
Retail	1,105,173	$198,079,331	1,113,020	$180,838,811	1,133,427	$170,147,462
Wholesale:
MEA	0	0	0	0	275,362	26,177,627
Seward	59,803	5,883,121	59,063	4,938,175	61,347	4,770,129
Total Wholesale	59,803	5,883,121	59,063	4,938,175	336,709	30,947,756
Economy energy	48,526	4,351,050	25,000	1,340,750	105,815	8,150,983
Other	N/A	16,375,167	N/A	10,629,843	N/A	7,174,951
Total	1,213,502	$224,688,669	1,197,083	$197,747,579	1,575,951	$216,421,152

Chugach provided economy energy sales to GVEA through March of 2015 under contract, and continues to provide economy energy on an as needed basis to GVEA, HEA, MEA, and ML&P. Sales are made under the terms and conditions of Chugach’s economy energy sales tariff approved by the RCA. The price includes the cost of fuel, variable operations and maintenance expense, wheeling charges and a margin.

In 2017, 2016, and 2015, economy sales constituted approximately 2%, 1%, and 4%, respectively, of our sales revenues. Economy energy revenue decreased in 2016 from 2015 due to the expiration of the contract with GVEA at the end of the first quarter of 2015.

Expenses

The major components of our operating expenses for the years ended December 31 were as follows:

	2017	2016	2015
Fuel	$78,552,672	$54,778,582	$66,534,877
Power production	18,006,490	15,809,168	16,886,257
Purchased power	17,301,067	15,774,733	19,599,994
Transmission	6,129,871	5,590,737	6,287,558
Distribution	13,991,088	13,991,997	14,089,862
Consumer accounts	5,968,736	6,073,710	6,117,625
Administrative, general and other	23,256,983	22,888,048	23,623,299
Depreciation	34,010,777	36,233,414	35,652,086
Total operating expenses	$197,217,684	$171,140,389	$188,791,558

Fuel

Chugach recognizes actual fuel expense as incurred. Fuel expense increased $23.8 million, or 43.4% in 2017 from 2016.  The increase was primarily due to an increase in the amount of natural gas used as well as an increase in the average effective delivered price.  In 2017, Chugach used 9,042,071 Mcf of fuel at an average effective delivered price of $7.91 per Mcf compared to 8,546,043 Mcf at an average effective price of $5.63 per Mcf in 2016.  Fuel expense decreased $11.8 million, or 17.7%, in 2016 from 2015. The decrease was primarily due to a decrease in the natural gas used, as a result of the expiration of MEA’s wholesale contract and GVEA’s economy energy contract, which was somewhat offset by an increase in the average effective delivered price due in part to higher transportation costs. In 2015, Chugach used 13,058,423 Mcf at an average effective price of $4.69 per Mcf.

Power Production

Power production expense increased $2.2 million, or 13.9%, in 2017 from 2016, primarily due to increased operating and maintenance costs at SPP, as well as increased generation maintenance expense at Beluga Power Plant associated with the amortization of production equipment parts, see “Item 8 – Financial Statements and Supplementary Data – Note 5 – Regulatory Matters – Beluga Parts Filing.”    Power production expense decreased $1.1 million, or 6.4%, in 2016 from 2015, primarily due to a decrease in the maintenance for SPP. Additionally, there was a decrease in operating and maintenance costs at Beluga Power Plant as a result of the retirement of Beluga Unit 8 during the second quarter of 2015 and the change in the use of Beluga’s remaining units from base load to peaking units, coinciding with the expiration of MEA’s interim wholesale contract.

Purchased Power

Purchased power expense increased $1.5 million, or 9.7%, in 2017 from 2016, primarily due to an increase in purchases from ML&P and Bradley Lake, which was somewhat offset by a decrease in purchases from Fire Island Wind and a lower average effective price.  In 2017, Chugach purchased 231,749 MWh of energy at an average effective price of 6.16 cents per kWh compared to 182,651 MWh at an average effective price of 7.17 cents per kWh.  Purchased power expense decreased $3.8 million, or 19.5%, in 2016 from 2015, primarily due to a decrease in purchases associated with MEA’s EGS, which was somewhat offset by a higher average effective price. In 2015, Chugach purchased 295,925 MWh of energy at an average effective of 5.68 cents per kWh.

Transmission

Transmission expense increased $0.5 million or 9.6%, in 2017 from 2016, primarily due to increased labor expense associated with control & communication systems and line maintenance, as well as higher vegetation control expense. Transmission expense decreased $0.7 million, or 11.1%, in 2016 from 2015, primarily due to less labor expense associated with substation and overhead line maintenance.

Other Expenses

Distribution, consumer accounts, administrative, general and other expenses did not materially change in 2017 from 2016 or in 2016 from 2015.

Depreciation

Depreciation and amortization expense decreased $2.2 million or 6.1%, in 2017 from 2016, primarily due to the implementation of lower depreciation rates effective July 1, 2017. Depreciation and amortization expense did not materially change in 2016 from 2015.

Interest

Interest on long-term debt and other increased $0.5 million, or 2.3%, in 2017 from 2016, primarily due to additional interest expense associated with the issuance of the 2017 Series A Bonds. Interest on long-term debt and other did not materially change in 2016 from 2015.

Interest charged to construction decreased $0.3 million, or 63.7%, primarily due to a lower average CWIP balance. Interest charged to construction did not materially change in 2016 from 2015.

Non-Operating Margins

Non-operating margins increased $0.2 million or 28.1% in 2017 from 2016, primarily due to higher interest and dividends associated with marketable securities. Non-operating margins decreased $0.1 million, or 11.6% in 2016 from 2015 primarily due to lower patronage capital allocations as a result of the payment of the 2011 CoBank note.

Patronage Capital (Equity)

The following table summarizes our patronage capital and total equity position for the years ended December 31:

	2017	2016	2015
Patronage capital at beginning of year	$169,996,436	$167,447,781	$164,135,053
Retirement/net transfer of capital credits	(3,116,273)	(3,265,201)	(3,190,124)
Assignable margins	6,048,724	5,813,856	6,502,852
Patronage capital at end of year	172,928,887	169,996,436	167,447,781
Other equity[1]	16,372,407	15,519,089	14,189,600
Total equity at end of year	$189,301,294	$185,515,525	$181,637,381

[1] Other equity includes memberships and donated capital on capital credit retirements.

We credit to our members all amounts received from them for the furnishing of electricity in excess of our operating costs, expenses and provision for reasonable reserves. These excess amounts (i.e., assignable margins) are considered capital furnished by the members, and are credited to their accounts and held by us until such future time as they are retired and returned without interest. Approval of distributions of these amounts to members, also known as capital credits, is at the discretion of our Board. We currently have a practice of retiring patronage capital on a first-in, first-out basis for retail customers, but we are currently evaluating other methodologies. The Board may also return capital credits to former members and estates who have requested early retirements at discounted rates under a discounted capital credits retirement plan authorized by the Board in September 2002.

Capital credits retirements authorized by our Board, less early retirements, were $2,631,928 and $3,001,426 for the years ended December 31, 2017, and 2016, respectively.

Under the Indenture and debt agreements, Chugach is prohibited from making any distribution of patronage capital to Chugach’s customers if an event of default under the Indenture or debt agreements exists. Otherwise, Chugach may make distributions to Chugach’s members in each year equal to the lesser of 5% of Chugach’s patronage capital or 50% of assignable margins for the prior fiscal year. This restriction does not apply if, after the distribution, Chugach’s aggregate equities and margins as of the end of the immediately preceding fiscal quarter are equal to at least 30% of Chugach’s total long-term debt and equities and margins.

Changes in Financial Condition

Assets

Total assets did not materially change in 2017 from 2016. Decreases in net utility plant, investments – other, and materials and supplies were offset by increases in marketable securities, fuel cost-under-recovery, accounts receivable, prepayments, and deferred charges. Net utility plant decreased $7.3 million, or 1.0%, in 2017 from 2016 primarily due to depreciation expense in excess of extension and replacement of plant. Investments – other decreased $3.1 million, or 100%, in 2017 from 2016 due to the reclassification of marketable CDs to marketable securities in 2017. Materials and supplies decreased $12.6 million, or 45.2%, in 2017 from 2016 primarily due to the reclassification of production equipment parts for the Beluga Power Plant to a regulatory asset under deferred charges. Marketable securities increased $4.0 million, or 54.9%, in 2017 from 2016 primarily due to the reclassification from investments – other, as well as the unrealized gain on the investment portfolio. Fuel cost under-recovery increased $4.9 million, or 100%, in 2017 from 2016 due to the under-collection of the prior quarter’s fuel and purchased power costs. Accounts receivable increased $2.7 million, or 8.1%, in 2017 from 2016 primarily due to higher retail revenue. Prepayments increased $3.5 million in 2017 from 2016 primarily due to a capital project associated with the Bradley Lake Hydroelectric Project. Deferred charges increased $7.6 million, or 30.3%, in 2017 from 2016 primarily due to the aforementioned reclassification of production equipment parts for the Beluga Power Plant, see “Item 8 – Financial Statements and Supplementary Data – Note 5 – Regulatory Matters – Beluga Parts Filing.”

Liabilities and Equity

Total liabilities, equities and margins did not materially change in 2017 from 2016. Decreases in commercial paper, accounts payable, fuel cost over-recovery, and patronage capital payable were offset by increases in total equities and margins, long-term obligations, fuel, and other liabilities. Commercial paper decreased $18.2 million, or 26.7%, in 2017 from 2016 primarily due to the issuance of the 2017 Series A Bonds. Accounts payable decreased $2.2 million, or 22.9%, in 2017 from 2016 primarily due to the timing of cash payments. Fuel cost over-recovery decreased $3.8 million, or 100%, in 2017 from 2016 due to refunding of the prior quarter’s over-collection of fuel and purchased power costs. Patronage capital payable decreased $3.2 million, or 26.7%, in 2017 from 2016 primarily due to the payment and reclassification to current of a portion of HEA’s patronage capital payable. Total equities and margins increased $3.8 million, or 2.0%, in 2017 from 2016 primarily due to the margins generated in 2017. Long-term obligations, including the current portion, increased $15.2 million, or 3.3% primarily due to the issuance of the 2017 Series A Bonds. Fuel increased $3.6 million, or 57.8%, in 2017 from 2016 as a result of more fuel purchased and at a higher price in December 2017 compared to December 2016. Other liabilities increased $3.8 million, or 118.9%, primarily due to the reclassification of the current portion of HEA’s patronage capital payable and an increase in the underground ordinance liability.

Inflation

Chugach is subject to the inflationary trends existing in the general economy. We do not believe that inflation had a significant effect on our operations in 2017.

Contractual Obligations and Commercial Commitments

The following table presents Chugach’s contractual and commercial commitments as of December 31, 2017:

Contractual cash obligations – Payments Due By Period

(In thousands)	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt, including current portion	$485,606	$26,609	$53,445	$40,357	$365,195
Long-term interest expense	228,940	19,780	36,287	32,672	140,201
Commercial Paper[1]	50,000	50,000	0	0	0
Bradley Lake[2]	18,477	3,692	7,602	7,183	0
Fuel and fuel transportation expense[3]	632,324	75,569	128,964	133,002	294,789
BRU[4]	19,380	2,367	2,617	2,617	11,779
Capital Credit Retirements[5]	10,798	2,000	8,798	0	0
Total	$1,445,525	$180,017	$237,713	$215,831	$811,964

1 At December 31, 2017, Chugach's Commercial Paper Program was backed by a $150.0 million Unsecured Credit Agreement, which funds operating and capital requirements. At December 31, 2017, there was $50.0 million of commercial paper outstanding, therefore, the available borrowing capacity under the Commercial Paper Program was $100.0 million and could be used for future operational and capital funding requirements.

[2] Estimated annual debt service requirements
[3] Estimated committed fuel and fuel transportation expense
[4] Estimate of operating and maintenance costs only and does not include capital improvements at this time.
[5] Capital credit retirement commitments

Purchase obligations

Chugach is a participant and has a 30.4% share in the Bradley Lake Hydroelectric Project, see “Item 2 – Properties – Other Property – Bradley Lake.” This contract runs through 2041. We have agreed to pay a like percentage of annual costs of the project, Chugach’s share of which has averaged $5.6 million over the past five years. We believe these costs, adjusted for inflation, reasonably reflect anticipated future project costs.

Our primary sources of natural gas are Hilcorp, Furie, and the BRU, see “Item 2 – Properties – Fuel Supply.” We pass fuel costs directly to our wholesale and retail customers through the fuel recovery process, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Overview – Rate Regulation and Rates – Fuel and Purchased Power Recovery.”

Liquidity and Capital Resources

We ended 2017 with $5.5 million of cash and cash equivalents, up from $4.7 million at December 31, 2016, and down from $15.6 million at December 31, 2015. Cash equivalents consist of all highly liquid debt instruments with a maturity of three months or less when purchased, an Overnight Repurchase Agreement and Concentration account with First National Bank Alaska (FNBA) and a money market account with UBS Financial Services.

	2017	2016	2015
Total cash provided by (used in):
Operating activities	$30,291,152	$32,494,336	$52,096,436
Investing activities	(29,561,928)	(89,488,707)	(32,347,745)
Financing activities	83,472	46,040,387	(20,486,734)
Increase (decrease) in cash and cash equivalents	$812,696	$(10,953,984)	$(738,043)

Cash provided by operating activities was $30.3 million in 2017 compared to $32.5 million in 2016 and $52.1 million in 2015. The decrease in cash provided by operating activities in 2017 from 2016 was primarily due to the change in our fuel recovery position caused by the under-collection of fuel and purchased power costs recovered through the fuel and purchased power adjustment process in 2017. Prepayments associated with Bradley Lake contributed to this decrease, which was somewhat offset by less cash used for deferred charges as a result of the NRECA pension prepayment in 2016. The decrease in cash provided by operating activities in 2016 from 2015 was primarily due to an increase in the receivable from retail and Seward as a result of higher system rates, and from GVEA caused by higher economy energy sales in late 2016, as well as the prepayment of the NRECA pension plan. These were somewhat offset by the decrease in cash used for accounts payable primarily due to the timing of cash payments.

Cash used in investing activities was $29.6 million in 2017 compared to $89.5 million in 2016 and $32.3 million in 2015. The change in cash used in investing activities in 2017 from 2016 and in 2016 from 2015 was primarily due to the impact of Chugach’s investment in the BRU and our investment activity with marketable securities in 2016.

Cash provided by financing activities was $0.1 million in 2017 compared to $46.0 million in 2016 and cash used of $20.5 million in 2015. The change in 2017 from 2016 was primarily due to the issuance of the 2017 Series A Bonds which were used, in part, to pay down commercial paper.  The change in 2016 from 2015 was primarily due to the issuance of the 2016 CoBank Note used to finance Chugach’s investment in the BRU, use of commercial paper to pay off the 2011 CoBank Note in 2016, and the retirement of capital credits in 2017 and 2016.

Sources of Liquidity

Chugach has satisfied its operational and capital cash requirements through internally generated funds, a $50.0 million line of credit from NRUCFC and a $150.0 million Commercial Paper Program. At December 31, 2017, there was no outstanding balance on our NRUCFC line of credit and $50.0 million of outstanding commercial paper under the Commercial Paper Program. Thus, at December 31, 2017, our available borrowing capacity under our line of credit was $50.0 million and our available commercial paper capacity was $100.0 million. The NRUCFC line of credit was renewed effective September 29, 2017, and expires September 29, 2022.

Chugach maintains a $150.0 million Credit Agreement, which is used to back Chugach’s commercial paper program and is due to expire on June 13, 2021.  Information concerning our commercial paper program and the Credit Agreement are described in Note 11 to the financial statements, see “Item 8 -Financial Statements and Supplementary Data- Note 11 – Debt – Commercial Paper.”

A table providing information regarding monthly average commercial paper balances outstanding and corresponding weighted average interest rates are described in Note 11 to the financial statements, see “Item 8 – Financial Statements and Supplementary Data – Note 11 – Debt – Commercial Paper.”

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2016 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated June 30, 2016, and secured by the Indenture. At December 31, 2017, Chugach had $40.4 million outstanding with CoBank.

Under the Indenture, additional obligations may be sold by Chugach upon the basis of bondable additions and the retirement or defeasance of, or principal payments on previously outstanding obligations. The beginning balance of bondable additions on January 20, 2011, was $322.2 million, which would support the issuance of additional debt of approximately $293.0 million. On March 15, 2011, Chugach used $5.5 million of bondable additions to pay financing costs associated with the 2011 Series A Bond transaction. On January 11, 2012, Chugach used $275.0 million of bondable additions when it issued $250.0 million of 2012 Series A Bonds. The balance of bondable additions after the January 11, 2012, transaction was $38.2 million. On October 9, 2015, Chugach certified bondable additions of $261.9 million bringing the balance of bondable additions to $300.1 million. On February 6, 2018, Chugach certified bondable additions of $56.3 million bringing the balance of bondable additions to $356.4 million, which would support the issuance of approximately $324.0 million in additional debt. Chugach’s bondable additions balance is a reflection of its beginning balance less property retirements. On June 30, 2016, Chugach used $45.6 million of principal payments to finance the acquisition of the BRU. On March 17, 2017, Chugach used $40.0 million of principal payments to issue the 2017 Series A Bonds.  Total principal payment capacity as of March 15, 2018 is $63.6 million.

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

Principal maturities of our outstanding long-term indebtedness at December 31, 2017, are set forth below:

Year Ending December 31	Principal Maturities
2018	26,608,667
2019	26,608,667
2020	26,836,667
2021	20,064,667
2022	20,292,667
Thereafter	365,194,663
$485,605,998

During 2017, we spent approximately $28.9 million on capital-construction projects, net of reimbursements, which includes interest capitalized during construction. We develop five-year capital improvement plans that are updated every year. Our capital improvement requirements are based on long-range plans and other supporting studies and are executed through the five-year Capital Improvement Plan (CIP).

Set forth below is an estimate of internal funding for capital expenditures for the years 2018 through 2022 as contained in the CIP, which was approved by the Board on November 29, 2017:

Year	Estimated Expenditures
2018	$41.9 million
2019	$58.5 million
2020	$19.7 million
2021	$22.4 million
2022	$22.9 million

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

Potential ML&P Acquisition

In December 2017, the Mayor of Anchorage, Alaska, announced plans to place a proposition on the April 3, 2018 municipal ballot allowing the voters to authorize the sale of ML&P to Chugach. If approved by Anchorage voters, terms will be finalized and will require approval by the Chugach Board of Directors, the Anchorage Assembly and the RCA.

Railbelt Grid Unification

Chugach remains focused on efforts in Alaska’s Railbelt to explore the benefits of grid unification. Currently, each of the six electric utilities in the Alaska’s Railbelt own a portion of the transmission grid, as does the AEA. Chugach is a proponent of following other successful business models to effectively unify the grid. Discussions on the issue led the Alaska State Legislature in 2014 appropriating $250,000 to the RCA to explore the issue and report back to legislators. The RCA expects to analyze and review present efforts in order to assess the organizational and governance structure needed for an independent consolidated system operator, see “Item 8 - Financial Statements and Supplementary Data - Note 5 – Regulatory Matters - Operation and Regulation of the Alaska Railbelt Transmission System.” Beginning in 2016, progress reports associated with system-wide economic dispatch were required. With the support of the RCA, Chugach and several other Alaska’s Railbelt utilities began evaluating possible transmission business model opportunities and associated economic dispatch models that Chugach believes may lead to more optimal system wide operations.

In June 2016, the RCA opened a docket to “evaluate the reliability and security standards and practices of Alaska Electric Utilities.” In 2017, Chugach and several other Alaska Railbelt utilities entered into a contract with GDS Associates, Inc. (GDS).  GDS’s scope is to facilitate discussion among all six Alaska Railbelt utilities and various stakeholders with an end goal of submitting to the RCA a Railbelt Reliability Council (RRC), including a governance structure, that will be responsible for adoption and enforcement of uniform reliability standards and integrated transmission resource planning. GDS presented to the RCA during a technical conference in January 2018 and will present an update in a second technical conference in March 2018. Chugach and the other utilities plan to provide GDS’s final recommendation of the RRC to the RCA in May 2018. While Chugach cannot determine the materiality of any effect on its results of operations, financial condition, and cash flows until a business model and plan are adopted, it anticipates a positive outcome.

Fuel Supply

Chugach actively manages its fuel supply needs and currently has contracts in place to meet up to 100% of its anticipated needs through March of 2023. Chugach continues its efforts to secure long-term reliable gas supply solutions and encourages new development and continued investment in Cook Inlet. The DNR published a study in September 2015, “Updated Engineering Evaluation of Remaining Cook Inlet Gas Reserves,” to provide an estimate of Cook Inlet’s gas supply. The study estimated there are 1,183 Bcf of proved and probable reserves remaining in Cook Inlet’s legacy fields. This is higher than the 2009 DNR study estimate of 1,142 Bcf. Effectively, Cook Inlet gas supply has slightly increased from 2009. The 2015 DNR estimate does not include reserves from a large gas field under development by Furie and another considered for development by BlueCrest Energy, Inc. Furie has constructed an offshore gas production platform and has begun production. The platform and other production facilities are designed for up to 200 million cubic feet (MMcf) per day. Other gas producers are actively developing gas supplies in the Cook Inlet. Chugach is encouraged with these developments but continues to explore other alternatives to diversify its portfolio.

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

Chugach has a firm gas supply contract with Hilcorp, see “Item 8 – Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies – Commitments – Fuel Supply Contracts.” In addition to this firm contract, Chugach has gas supply agreements with AIX Energy LLC through March 31, 2024 (with an option to extend the term an additional 5-year period through March 31, 2029), with Cook Inlet Energy LLC through March 31, 2018 (with an option to extend the term an additional 5-year period through March 31, 2023), and with ML&P through March 31, 2017. Collectively, these agreements provide added diversification and optionality for Chugach to minimize costs within its gas supply portfolio.

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

Critical Accounting Policies

Our accounting and reporting policies comply with United States generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that affect results of operations and reported amounts of assets and liabilities in the financial statements. Significant accounting policies are described in Note 2 to the financial statements, see “Item 8 –Financial Statements and Supplementary Data – Significant Accounting Policies.” Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach's financial condition and results of its operations, and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP. For all of these policies management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with Chugach's Audit and Finance Committee. The following policies are considered to be critical accounting policies for the year ended December 31, 2017.

Electric Utility Regulation

Chugach is subject to regulation by the RCA. The RCA sets the rates Chugach is permitted to charge customers based on our specific allowable costs. As a result, Chugach applies FASB ASC 980, “Topic 980 – Regulated Operations.” Through the ratemaking process, the regulators may require the recognition of costs or revenues in periods different than when they would be recognized by a non-regulated company. This treatment may result in the deferral of expenses and the recording of related regulatory assets based on anticipated future recovery through rates or the deferral of gains or creation of regulatory liabilities. The application of FASB ASC 980 has a further effect on Chugach's financial statements as a result of the estimates of allowable costs used in the ratemaking process. These estimates may differ from those actually incurred by Chugach; therefore, the accounting estimates inherent in specific costs such as depreciation and pension and post-retirement benefits have less of a direct impact on Chugach's results of operations than they would on a non-regulated company. As reflected in the financial statements, see “Item 8 - Financial Statements and Supplementary Data – Note 2o – Deferred Charges and Liabilities,” significant regulatory assets and liabilities have been recorded. Management reviews the ultimate recoverability of these regulatory assets and liabilities based on applicable regulatory guidelines. However, adverse legislation and judicial or regulatory actions could materially impact the amounts of such regulatory assets and liabilities and could adversely impact Chugach’s financial statements.

New Accounting Standards

Information concerning New Accounting Standards are described in Note 3 to the financial statements, see “Item 8 – Financial Statements and Supplementary Data – Note 3 –Accounting Pronouncements.”

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

Chugach is exposed to a variety of risks, including changes in interest rates. In the normal course of our business, we manage our exposure to these risks as described below. We do not engage in trading market risk-sensitive instruments for speculative purposes.

Interest Rate Risk

At December 31, 2017, our short- and long- term debt was comprised of our 2011, 2012, and 2017 Series A Bonds, CoBank note and outstanding commercial paper.

The interest rates of Chugach’s 2011, 2012, and 2017 Series A Bonds and our 2016 CoBank Note are fixed and set forth in the table below with carrying value and fair value, measured as Level 2 liabilities, (dollars in millions) at December 31, 2017.

	Maturing	Interest Rate	Carrying Value	Fair Value
2011 Series A, Tranche A	2031	4.20%	$63,000	$64,543
2011 Series A, Tranche B	2041	4.75%	148,000	162,804
2012 Series A, Tranche A	2032	4.01%	56,250	57,072
2012 Series A, Tranche B	2042	4.41%	88,000	93,940
2012 Series A, Tranche C	2042	4.78%	50,000	55,472
2017 Series A, Tranche A	2037	3.43%	40,000	38,925
2016 CoBank Note	2031	2.58%	40,356	38,440
Total			$485,606	$511,196

Chugach is exposed to market risk from changes in interest rates associated with our other credit facilities. Our credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the London Interbank Offered Rate (LIBOR) or the base rate or prime rate of our lenders. At December 31, 2017, we had $50.0 million of commercial paper outstanding, which is currently our only debt subject to variable interest rates. Based on this balance a 100 basis-point rise in interest rates would increase our interest expense by approximately $0.5 million, and a 100 basis point decline in interest rates would decrease our interest expenses by approximately $0.5 million.

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors

Chugach Electric Association, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Chugach Electric Association, Inc. and subsidiary (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in equities and margins, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the relevant ethical requirements relating to our audits.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1983.

Anchorage, Alaska
March 20, 2018

Chugach Electric Association, Inc.

Consolidated Balance Sheets

December 31, 2017 and 2016

Assets	December 31, 2017	December 31, 2016

Utility plant:
Electric plant in service	$1,205,092,224	$1,192,513,869
Construction work in progress	17,952,573	18,455,940
Total utility plant	1,223,044,797	1,210,969,809
Less accumulated depreciation	(515,496,312)	(496,098,131)
Net utility plant	707,548,485	714,871,678

Other property and investments, at cost:
Nonutility property	76,889	76,889
Investments in associated organizations	8,980,410	9,349,311
Special funds	1,466,010	907,836
Restricted cash equivalents	1,028,758	810,559
Investments - other	0	3,061,434
Total other property and investments	11,552,067	14,206,029

Current assets:
Cash and cash equivalents	5,485,631	4,672,935
Special deposits	54,300	75,942
Restricted cash equivalents	687,370	899,723
Marketable securities	11,420,900	7,375,381
Fuel cost under-recovery	4,921,794	0
Accounts receivable, less provisions for doubtful accounts
of $555,336 in 2017 and $484,352 in 2016	35,680,680	33,000,919
Materials and supplies	15,291,095	27,889,167
Fuel stock	6,901,994	6,321,676
Prepayments	4,953,170	1,407,026
Other current assets	257,193	294,697
Total current assets	85,654,127	81,937,466

Other non-current assets:
Deferred charges, net	32,764,065	25,140,957
Total other non-current assets	32,764,065	25,140,957

Total assets	$837,518,744	$836,156,130

Chugach Electric Association, Inc.

Consolidated Balance Sheets (continued)

December 31, 2017 and 2016

Liabilities, Equities and Margins	December 31, 2017	December 31, 2016

Equities and margins:
Memberships	$1,719,154	$1,691,014
Patronage capital	172,928,887	169,996,436
Other	14,653,253	13,828,075
Total equities and margins	189,301,294	185,515,525

Long-term obligations, excluding current installments:
Bonds payable	421,833,331	405,249,998
Notes payable	37,164,000	40,356,000
Less unamortized debt issuance costs	(2,669,485)	(2,715,745)
Total long-term obligations	456,327,846	442,890,253

Current liabilities:
Current installments of long-term obligations	26,608,667	24,836,667
Commercial paper	50,000,000	68,200,000
Accounts payable	7,420,279	9,618,630
Consumer deposits	5,335,896	5,207,585
Fuel cost over-recovery	0	3,824,722
Accrued interest	5,991,619	5,873,368
Salaries, wages and benefits	7,017,131	7,315,898
Fuel	9,913,781	6,284,338
Other current liabilities	7,079,821	3,234,586
Total current liabilities	119,367,194	134,395,794

Other non-current liabilities:
Deferred compensation	1,229,294	907,836
Other liabilities, non-current	531,630	655,277
Deferred liabilities	1,249,390	1,179,414
Patronage capital payable	8,798,077	12,008,499
Cost of removal obligation / asset retirement obligation	60,714,019	58,603,532
Total other non-current liabilities	72,522,410	73,354,558

Total liabilities, equities and margins	$837,518,744	$836,156,130

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015

Operating revenues	$224,688,669	$197,747,579	$216,421,152

Operating expenses:
Fuel	78,552,672	54,778,582	66,534,877
Production	18,006,490	15,809,168	16,886,257
Purchased power	17,301,067	15,774,733	19,599,994
Transmission	6,129,871	5,590,737	6,287,558
Distribution	13,991,088	13,991,997	14,089,862
Consumer accounts	5,968,736	6,073,710	6,117,625
Administrative, general and other	23,256,983	22,888,048	23,623,299
Depreciation and amortization	34,010,777	36,233,414	35,652,086
Total operating expenses	$197,217,684	$171,140,389	$188,791,558

Interest expense:
Long-term debt and other	22,366,034	21,856,095	22,194,290
Charged to construction	(164,898)	(454,798)	(379,845)
Interest expense, net	$22,201,136	$21,401,297	$21,814,445
Net operating margins	$5,269,849	$5,205,893	$5,815,149

Nonoperating margins:
Interest income	644,663	425,173	296,788
Allowance for funds used during construction	69,157	188,111	142,881
Capital credits, patronage dividends and other	65,055	(5,321)	248,034
Total nonoperating margins	$778,875	$607,963	$687,703

Assignable margins	$6,048,724	$5,813,856	$6,502,852

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Changes in Equities and Margins

Years Ended December 31, 2017, 2016 and 2015

f

	Memberships	Other Equities and Margins	Patronage Capital	Total
Balance, January 1, 2015	$1,631,569	$11,158,677	$164,135,053	$176,925,299

Assignable margins	0	0	6,502,852	6,502,852
Retirement/net transfer of capital credits	0	0	(3,190,124)	(3,190,124)
Unclaimed capital credit retirements	0	1,298,410	0	1,298,410
Memberships and donations received	30,175	70,769	0	100,944

Balance, December 31, 2015	1,661,744	12,527,856	167,447,781	181,637,381

Assignable margins	0	0	5,813,856	5,813,856
Retirement/net transfer of capital credits	0	0	(3,265,201)	(3,265,201)
Unclaimed capital credit retirements	0	1,175,962	0	1,175,962
Memberships and donations received	29,270	124,257	0	153,527

Balance, December 31, 2016	1,691,014	13,828,075	169,996,436	185,515,525

Assignable margins	0	0	6,048,724	6,048,724
Retirement/net transfer of capital credits	0	0	(3,116,273)	(3,116,273)
Unclaimed capital credit retirements	0	612,752	0	612,752
Memberships and donations received	28,140	212,426	0	240,566

Balance, December 31, 2017	$1,719,154	$14,653,253	$172,928,887	$189,301,294

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Cash flows from operating activities:
Assignable margins	$6,048,724	$5,813,856	$6,502,852
Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation and amortization	34,010,777	36,233,414	35,652,086
Amortization and depreciation cleared to operating expenses	4,791,978	4,988,068	4,390,385
Allowance for funds used during construction	(69,157)	(188,111)	(142,881)
Write off of inventory, deferred charges and projects	413,690	997,301	691,035
Other	27,986	248,482	(220,496)
(Increase) decrease in assets:
Accounts receivable, net	(2,858,099)	(4,926,631)	6,866,956
Fuel cost under-recovery	(4,921,794)	0	0
Materials and supplies	896,455	(850,493)	(1,070,896)
Fuel stock	(580,318)	741,865	2,588,532
Prepayments	(3,546,144)	59,275	712,422
Other assets	59,146	(71,144)	215,738
Deferred charges	(201,775)	(10,374,429)	(405,746)
Increase (decrease) in liabilities:
Accounts payable	(1,469,106)	750,538	(270,416)
Consumer deposits	128,311	206,901	86,424
Fuel cost over-recovery	(3,824,722)	(1,311,023)	3,673,688
Accrued interest	118,251	(42,212)	(276,028)
Salaries, wages and benefits	(298,767)	56,092	(287,510)
Fuel	3,629,443	1,342,028	(6,195,299)
Other current liabilities	(2,045,800)	(1,051,220)	(290,715)
Deferred liabilities	(17,927)	(128,221)	(123,695)
Net cash provided by operating activities	30,291,152	32,494,336	52,096,436
Cash flows from investing activities:
Return of capital from investment in associated organizations	370,010	319,233	352,420
Investment in restricted cash equivalents	(5,846)	(1,398)	(1,141)
Investment in special funds	(236,716)	0	0
Investment in marketable securities and investments-other	(924,903)	(10,580,000)	0
Investment in Beluga River Unit	0	(44,403,922)	0
Proceeds from restricted cash equivalents	0	1,140,343	0
Proceeds from capital grants	115,453	1,021,929	2,395,331
Extension and replacement of plant	(28,879,926)	(36,984,892)	(35,094,355)
Net cash used in investing activities	(29,561,928)	(89,488,707)	(32,347,745)
Cash flows from financing activities:
Payments for debt issue costs	(206,871)	(277,155)	0
Net increase (decrease) in short-term obligations	(18,200,000)	48,200,000	(1,000,000)
Proceeds from long-term obligations	40,000,000	45,600,000	0
Repayments of long-term obligations	(24,836,667)	(48,181,832)	(23,889,777)
Memberships and donations received	853,318	1,329,489	357,365
Retirement of patronage capital and estate payments	(2,258,047)	(4,378,853)	(182,352)
Net receipts on consumer advances for construction	4,731,739	3,748,738	4,228,030
Net cash provided by (used in) financing activities	83,472	46,040,387	(20,486,734)
Net change in cash and cash equivalents	812,696	(10,953,984)	(738,043)
Cash and cash equivalents at beginning of period	$4,672,935	15,626,919	16,364,962
Cash and cash equivalents at end of period	$5,485,631	$4,672,935	$15,626,919
Supplemental disclosure of non-cash investing and financing activities:
Cost of removal obligation	$2,110,487	$3,008,808	$1,366,318
Asset retirement obligation assumed upon BRU acquisition	$0	$3,523,409	$0
Extension and replacement of plant included in accounts payable	$1,185,788	$1,915,033	$2,582,947
Patronage capital retired/net transferred and included in other current liabilities	$2,057,036	$0	$2,105,440
Supplemental disclosure of cash flow information - interest expense paid, net of amounts capitalized	$20,911,535	$20,220,317	$21,891,308

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Chugach’s retail and wholesale members are the consumers of the electricity sold. Chugach supplies much of the power requirements to the City of Seward (Seward), as a wholesale customer. Chugach also served Matanuska Electric Association, Inc. (MEA) through their contract expiration on April 30, 2015.  Through March 31, 2015, we sold economy (non-firm) energy to Golden Valley Electric Association, Inc. (GVEA), which used that energy to serve its own load. Periodically, Chugach sells available generation, in excess of its own needs, to MEA, Homer Electric Association, Inc. (HEA), GVEA and Anchorage Municipal Light & Power (ML&P).

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

(2)    Significant Accounting Policies

a. Management Estimates

In preparing the financial statements in conformity with United States generally accepted accounting principles (GAAP), the management of Chugach is required to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the reporting period. Estimates include the allowance for doubtful accounts, workers’ compensation liability, deferred charges and liabilities, unbilled revenue, estimated useful life of utility plant, cost of removal and asset retirement obligation (ARO), and remaining proved BRU reserves. Actual results could differ from those estimates.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

b. Regulation

The accounting records of Chugach conform to the Uniform System of Accounts as prescribed by the Federal Energy Regulatory Commission (FERC). Chugach meets the criteria, and accordingly, follows the accounting and reporting requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 980, “Topic 980 - Regulated Operations.” FASB ASC 980 provides for the recognition of regulatory assets and liabilities as allowed by regulators for costs or credits that are reflected in current rates or are considered probable of being included in future rates. Our regulated rates are established to recover all of our specific costs of providing electric service. In each rate filing, rates are set at levels to recover all of our specific allowable costs and those rates are then collected from our retail and wholesale customers. The regulatory assets or liabilities are then reduced as the cost or credit is reflected in earnings and our rates, see Note (2o) – “Deferred Charges and Liabilities.”

c. Utility Plant and Depreciation

Additions to electric plant in service are recorded at original cost of contracted services, direct labor and materials, indirect overhead charges and capitalized interest. For property replaced or retired, the book value of the property, removal cost, less salvage, is charged to accumulated depreciation.  Renewals and betterments are capitalized, while maintenance and repairs are normally charged to expense as incurred.

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

Depreciation and amortization rates have been applied on a straight‑line basis and at December 31, 2017 are as follows:

Annual Depreciation Rate Ranges

	Six months ending June 30, 2017			Six months ending December 31, 2017
Steam production plant	3.15%	-	3.84%	3.03%	-	3.26%
Hydroelectric production plant	1.06%	-	3.00%	0.88%	-	2.71%
Other production plant	3.15%	-	8.85%	2.18%	-	3.46%
Transmission plant	1.58%	-	7.86%	1.01%	-	10.50%
Distribution plant	2.16%	-	9.63%	1.40%	-	10.00%
General plant	1.57%	-	20.00%	1.95%	-	33.33%
Other	2.75%	-	2.75%	2.75%	-	2.75%

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

On March 23, 2017, the RCA approved revised depreciation rates effective July 1, 2017 in Docket U-16-081(2). Chugach’s depreciation rates include a provision for cost of removal. Chugach records a separate liability for the estimated obligation related to the cost of removal.

Chugach records Depreciation, Depletion and Amortization (DD&A) expense on the BRU assets based on units of production using the following formula: ten percent of the total production from the BRU as provided by the operator divided by ten percent of the estimated remaining proved reserves (in thousand cubic feet (Mcf)) in the field multiplied by Chugach’s total assets in the BRU.

d. Full Cost Method

Pursuant to FASB ASC 932-360-25, “Extractive Activities-Oil and Gas – Property, Plant and Equipment – Recognition,” Chugach has elected the Full Cost method, rather than the Successful Efforts method, to account for exploration and development costs of gas reserves.

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

f. Investments in Associated Organizations

The loan agreements with CoBank, ACB (CoBank) and National Rural Utilities Cooperative Finance Corporation (NRUCFC) requires as a condition of the extension of credit, that an equity ownership position be established by all borrowers. Chugach’s equity ownership in these organizations is less than one percent. These investments are non-marketable and accounted for at cost. Management evaluates these investments annually for impairment. No impairment was recorded during 2017, 2016 or 2015.

g. Investments – Other

Investments – other consists of certificates of deposit with a maturity greater than 12 months.  Total investments – other were $3.1 million as of December 31, 2016.

h. Special Funds

Special funds includes deposits associated with the deferred compensation plan and an investment associated with the BRU ARO. The BRU ARO investment was established pursuant to an agreement with the State of Alaska and was $0.2 million as of December 31, 2017.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

i. Cash and Cash Equivalents / Restricted Cash Equivalents

For purposes of the statement of cash flows, Chugach considers all highly liquid instruments with a maturity of three months or less upon acquisition by Chugach to be cash equivalents. Chugach has a concentration account with First National Bank Alaska (FNBA). There is no rate of return or fees on this account. The concentration account had an average balance of $6,454,809 and $5,897,767 during the years ended December 31, 2017 and 2016, respectively.

Restricted cash equivalents include funds on deposit for future workers’ compensation claims.  Total current and long term restricted cash equivalents were $1.7 million at December 31, 2017 and 2016.

j. Marketable Securities

Chugach’s marketable securities consist of bond mutual funds, corporate bonds, and certificates of deposit with a maturity less than 12 months, classified as trading securities, reported at fair value with gains and losses in earnings. Net gains on marketable securities are included in nonoperating margins – capital credits, patronage dividends and other, and are summarized as follows:

Twelve months ended December 31, 2017
Net gains and losses recognized during the period on trading securities	$59,182
Less: Net gains and losses recognized during the period on trading securities sold during the period	0
Unrealized gains and losses recognized during the reporting period on trading securities still held at the reporting date	$59,182

k. Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in existing accounts receivable. Chugach determines the allowance based on its historical write-off experience and current economic conditions. Chugach reviews its allowance for doubtful accounts monthly. Past due balances over 90 days in a specified amount are reviewed individually for collectability. All other balances are reviewed in aggregate. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Chugach does not have any off–balance-sheet credit exposure related to its customers. Included in accounts receivable are invoiced amounts to ML&P for their proportionate share of current Southcentral Power Project (SPP) costs, which amounted to $1.3 million and $1.4 million in 2017 and 2016, respectively. At December 31, 2017 and 2016, accounts receivable also included $1.1 million and $0.7 million, respectively, from BRU operations primarily associated with gas sales to ENSTAR.

l. Materials and Supplies

Materials and supplies are stated at average cost.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

m. Fuel Stock

Fuel Stock is the weighted average cost of fuel injected into Cook Inlet Natural Gas Storage Alaska (CINGSA). Chugach’s fuel balance in storage for the years ended December 31, 2017 and 2016 amounted to $6.9  million and $6.3 million, respectively.

n. Fuel and Purchased Power Cost Recovery

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

o. Deferred Charges and Liabilities

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

Chugach’s regulatory asset recoveries are embedded in base rates approved by the RCA. Specific costs incurred and recorded as Regulatory Assets, including the amortization period for recovery, are approved by the RCA either in standard Simplified Rate Filings (SRF), general rate case filings or specified independent requests. The rates approved related to the regulatory assets are matched to the amortization of actual expenses recognized. The regulatory assets are amortized and collected through rates over differing periods depending upon the period of benefit as established by the RCA. Deferred liabilities include refundable contributions in aid of construction, which are credited to the associated cost of construction of property units. Refundable contributions in aid of construction are held in deferred liabilities pending their return or other disposition. If events or circumstances should change so the criteria are not met, the write off of regulatory assets and liabilities could have a material effect on Chugach’s financial position, results of operations or cash flows.

On December 29, 2016, Chugach made a prepayment of $7.9 million to the National Rural Electric Cooperative Association (NRECA) Retirement and Security (RS) Plan, which is included in deferred charges. Chugach recorded the long term prepayment in deferred charges and is amortizing the deferred charge to administrative, general and other expense, over 11 years,

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

which represents the difference between the normal retirement age of 62 and the average age of Chugach’s employees in the RS Plan. The balance of the prepayment in deferred charges at December 31, 2017 and 2016 was $7.2 million and $7.9 million, respectively.

p. Patronage Capital

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

q. Consumer Deposits

Consumer deposits include amounts certain customers are required to deposit to receive electric service. Consumer deposits for the years ended December 31, 2017 and 2016, totaled $3.7 million and $3.3 million, respectively. Consumer deposits also represent customer credit balances as a result of prepaid accounts. Credit balances totaled $1.6 million and $1.9 million for the years ended December 31, 2017 and 2016.

r. Fair Value of Financial Instruments

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

Marketable securities – the carrying amount approximates fair value as changes in the market value are recorded monthly and gains or losses are reported in earnings (see note 2j and note 4).

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

s. Operating Revenues

Revenues are recognized upon delivery of electricity. Operating revenues are based on billing rates authorized by the RCA, which are applied to customers’ usage of electricity. Chugach’s rates are established, in part, on test period sales levels that reflect actual operating results. Chugach calculates unbilled revenue at the end of each month to ensure the recognition of a calendar year’s revenue. Chugach accrued $10,674,543 and $10,940,274 of unbilled retail revenue at December 31, 2017 and 2016, respectively, which is included in accounts receivable on the balance sheet. Wholesale revenue is recorded from metered locations on a calendar month basis, so no estimation is required. Chugach's tariffs include provisions for the recovery of gas costs according to gas supply contracts, as well as purchased power costs.

t. Capitalized Interest

Allowance for funds used during construction (AFUDC) and interest charged to construction ‑ credit (IDC) are the estimated costs of the funds used during the period of construction from both equity and borrowed funds. AFUDC and IDC are applied to specific projects during construction. AFUDC and IDC calculations use the net cost of borrowed funds when used and is recovered through RCA approved rates as utility plant is depreciated. For all projects Chugach capitalized such funds at the weighted average rate of 4.1% during 2017 and 4.3% during 2016 and 2015.

u. Environmental Remediation Costs

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

v. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the years ended December 31, 2017, 2016 and 2015 was in compliance with that provision. In addition, as described in Note (16) – “Commitments and Contingencies,” Chugach collects sales tax and is assessed gross revenue and excise taxes which are presented on a net basis in accordance with FASB ASC 605-45-50, “Topic 605 - Revenue Recognition – Subtopic 45 - Principal Agent Considerations – Section 50 - Disclosure.”

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Management has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements for all periods presented. Chugach’s evaluation was performed for the tax periods ended December 31, 2015 through December 31, 2017 for United States Federal Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2017.

w. Grants

Chugach has received federal and state grants to offset storm related expenditures and to support investigating means of mitigating the impact of renewable generation variability on the grid as well as the construction of facilities to transport fuel, divert water and safely transmit electricity to its consumers. Grant proceeds used to construct or acquire equipment are offset against the carrying amount of the related assets while grant proceeds for storm related expenditures are offset against the actual expense incurred.  Chugach received no grants in 2017 and $0.6 million in 2016.

(3)    Accounting Pronouncements

Issued, not yet adopted:

ASC Update 2014-09 “Revenue from Contracts with Customers (Topic 606)” and Related Updates

In May of 2014, the FASB issued ASC Update 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASC Update 2014-09 provides guidance for the recognition, measurement and disclosure of revenue related to the transfer of promised goods or services to customers. Chugach adopted the standard on January 1, 2018 using the modified retrospective transition method with an immaterial cumulative effect adjustment as of the January 1, 2018 adoption date.

We have evaluated our energy sales contracts, including retail, wholesale, and economy energy, and do not believe there will be an impact to the timing or pattern of revenue recognition from our energy sales. Energy sales are billed monthly per regulator approved tariffs based on the energy consumed by the customer. Total revenue derived from energy sales during 2017 was approximately 99% of our total operating revenue.

The adoption of Topic 606 also includes additional disclosure requirements beginning in the first quarter of 2018, including expanded disclosures around the amount, timing, nature and uncertainty of revenues from contracts with customers. We  are finalizing the required disclosures.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

December 31, 2017 and 2016

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

December 31, 2017 and 2016

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

ASC Update 2018-01 “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842”

In January 2018, the FASB issued ASC Update 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842.” ASC Update 2018-01 amends current guidance to provide an optional transition practical expedient allowing entities to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. This update is effective for fiscal years beginning after December 15, 2018, including the interim periods within those years, with early adoption permitted. Chugach will begin application of ASC 2018-01 on January 1, 2019. Chugach is evaluating the impact of the Lease update as well as existing land easements to determine if we will elect to use the practical expedient for transition as well as the effect on our results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

The table below presents the balance of Chugach’s marketable securities measured at fair value on a recurring basis at December 31, 2017 and 2016. Chugach’s bond mutual funds, corporate bonds, and marketable certificates of deposit are measured using quoted prices in active markets. Chugach had no other assets or liabilities measured at fair value on a recurring basis at December 31, 2017 or 2016.

December 31, 2017	Total	Level 1	Level 2	Level 3
Bond mutual funds	$8,109,242	$8,109,242	$0	$0
Corporate bonds	$248,335	$248,335	$0	$0
Certificates of deposit	$3,063,323	$3,063,323	$0	$0

December 31, 2016	Total	Level 1	Level 2	Level 3
Bond mutual funds	$7,375,381	$7,375,381	$0	$0
Certificates of deposit	$3,061,434	$3,061,434	$0	$0

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The fair value of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying value due to their short-term nature.

The estimated fair values (in thousands) of long-term obligations included in the financial statements at December 31, 2017,  are as follows:

	Carrying Value	Fair Value Level 2
Long-term obligations (including current installments)	$485,606	$511,196

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

In December of 2015, MEA notified Chugach that it would not be extending the Dispatch Services Agreement for the dispatch of electric service. Subsequently, Chugach and MEA entered into an agreement entitled, “Gas Dispatch Agreement” in which Chugach provides gas scheduling and dispatch services to MEA. The term of the agreement was April 1, 2016, through March 31, 2017. On April 18, 2016, Chugach requested RCA approval of the special contract. The RCA issued a letter order on June 8, 2016, approving the filing. Chugach and MEA signed an agreement to extend the gas dispatch agreement through March 31, 2018, and later signed an amendment to extend the agreement through March 31, 2019. A letter order was issued by the RCA on September 22, 2017, approving the amendment to the agreement to extend gas dispatch services as filed in Tariff Advice No. 442-8.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Simplified Rate Filing

Chugach is a participant in the Simplified Rate Filing (SRF) process for adjustments to base demand and energy rates for Chugach retail customers and wholesale customer, Seward. SRF is an expedited base rate adjustment process available to electric cooperatives in the State of Alaska, with filings made either on a quarterly or semi-annual basis. Chugach is a participant on a quarterly filing schedule basis. Chugach submitted quarterly SRF filings which resulted in a 3.0% decrease to system demand and energy rates effective July 1, 2017, and an increase of 1.9% for rates effective November 1, 2017. The SRF based on the September 2017 test year resulted in a 0.4 % increase to system demand and energy rates effective February 1, 2018.

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

The Furie Agreement provides Chugach with both firm and non-firm gas supplies over a 16-year period, with firm purchases beginning on April 1, 2023, and ending on March 31, 2033, and interruptible gas purchases available to Chugach immediately and ending on March 31, 2033. With respect to firm purchases beginning on April 1, 2023, and ending on March 31, 2033, the Furie Agreement provides an annual gas commitment by Furie to sell and Chugach to purchase approximately 1.8 Bcf of gas each year, which represents approximately 20% to 25% of Chugach’s projected gas requirements during this period. The Furie Agreement also provides Chugach with additional purchase options, on a firm and interruptible basis. The initial price for firm gas is $7.16 per Mcf beginning April 1, 2023 and escalates annually rising to $7.98 per Mcf on April 1, 2032, the last year of the Furie Agreement.

On May 1, 2017, the RCA approved the Furie Agreement. The RCA also approved recovery of costs associated with the Furie Agreement through its fuel and purchased power cost adjustment process.

Beluga River Unit Gas Transfer Price

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Beluga Parts Filing

On November 18, 2016, Chugach submitted a petition to the RCA for approval to create a regulatory asset that would allow Chugach to amortize and recover in rates the value of certain plant needed to support power production equipment located at the Beluga Power Plant.

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

The RCA opened Docket Number U-16-092 to review the petition. The RCA approved the petition May 17, 2017 closing docket U-16-092(2).

Depreciation Study Update

In compliance with a previous order from the RCA (U-12-009(8)), Chugach submitted a 2015 Depreciation Study Update to the RCA, requesting approval of the depreciation rates resulting from the study for use in Chugach’s financial record keeping and for establishing electric rates. The filing was submitted to the RCA on September 30, 2016. Chugach proposed changes to depreciation rates that would result in a $5.9 million reduction in annual depreciation expense. On a demand and energy rate basis, the impact was a 4.7% reduction to retail customers and a 4.6% reduction to Seward. The reductions on a total customer bill basis, which includes fuel and purchased power costs, were 3.2% and 1.9%, respectively. Chugach requested that the updated depreciation rates be implemented on July 1, 2017, for both accounting and ratemaking purposes.

On March 23, 2017, the RCA issued Order U-16-081(2) approving Chugach’s proposed changes to its depreciation rates. The depreciation rates were approved as filed. The RCA required Chugach to file a new depreciation study by July 1, 2022, based on plant activity as of December 31, 2021.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Cook Inlet Natural Gas Alaska: Found Gas

On January 30, 2015, CINGSA submitted a filing to the RCA providing notice that it had found 14.5 Bcf of gas as a result of directional drilling in the storage facility and proposed to establish guidelines for commercial sales of at least 2 Bcf of this gas. Chugach submitted comments to the RCA regarding CINGSA’s proposed treatment of found gas. Chugach did not believe CINGSA’s proposal to retain revenues for the sale of found gas should be permitted in recognition of the risk-sharing agreements made by CINGSA and its storage customers that resulted in the development of the CINGSA storage facility.

The RCA issued an order in March of 2015, suspending the filing for further investigation. CINGSA filed direct testimony in the case on April 13, 2015. Chugach and other interveners in the case submitted responsive testimony on June 5, 2015. CINGSA submitted its reply testimony on June 29, 2015. The evidentiary hearing was held in September of 2015.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

The Agreement provides for a one-year development period to develop and agree upon specific, detailed generation and transmission dispatch procedures, fuel supply dispatch procedures, and a settlement process. Upon finalization of dispatch procedures and the settlement process in 2018, Chugach, ML&P and MEA will submit the Agreement to the RCA for approval.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(6)    Utility Plant

Major classes of utility plant as of December 31 are as follows:

Electric plant in service:	2017	2016
Steam production plant	$101,116,277	$101,116,277
Hydroelectric production plant	33,659,129	33,659,129
Other production plant	287,765,474	287,404,484
Transmission plant	296,018,078	282,040,969
Distribution plant	315,862,812	294,641,485
General plant	55,164,994	54,982,432
Unclassified electric plant in service[1]	60,294,349	83,457,981
Intangible plant[1]	5,455,371	5,455,371
Beluga River Natural Gas Field (BRU Asset & ARO)	47,927,331	47,927,331
Other[1]	1,828,409	1,828,409
Total electric plant in service	1,205,092,224	1,192,513,869
Construction work in progress	17,952,573	18,455,940
Total electric plant in service and construction work in progress	$1,223,044,797	$1,210,969,809

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

(7)    Investments in Associated Organizations

Investments in associated organizations include the following at December 31:

	2017	2016
NRUCFC Capital Term Certificates	$6,095,980	$6,095,980
CoBank	2,819,307	3,188,490
Other	65,123	64,841
Total investments in associated organizations	$8,980,410	$9,349,311

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(8)    Deferred Charges and Liabilities

Deferred Charges

Deferred charges, net of amortization, consisted of the following at December 31:

	2017	2016
Regulatory assets:
Debt issuance and reacquisition costs	$386,892	$492,850
Refurbishment of transmission equipment	95,679	104,939
Feasibility studies	237,425	1,387,285
Cooper Lake relicensing / projects	5,149,903	5,280,006
Fuel supply	1,801,970	2,005,052
Storm damage	453,166	647,381
Other regulatory deferred charges	815,722	849,933
Bond interest - market risk management	4,884,587	5,365,190
Environmental matters	978,820	1,024,171
Beluga parts and materials	10,696,210	0
Total regulatory assets	25,500,374	17,156,807
Other deferred charges:
NRECA pension plan prepayment	7,204,591	7,925,050
Post retirement benefit obligation	59,100	59,100
Total other deferred charges	7,263,691	7,984,150
Total deferred charges	$32,764,065	$25,140,957

Deferred charges, not currently being recovered in rates charged to consumers, consisted of the following at December 31:

	2017	2016
Regulatory assets:
Multi-stage Energy Storage	$0	$1,117,860
Regulatory studies and other	201,775	46,721
Total regulatory assets	201,775	1,164,581
Other deferred charges:
NRECA pension plan prepayment	0	7,925,050
Post retirement benefit obligation	59,100	59,100
Total other deferred charges	59,100	7,984,150
Total deferred charges	$260,875	$9,148,731

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Deferred Liabilities

Deferred liabilities, at December 31 consisted of the following:

	2017	2016
Refundable consumer advances for construction	$416,263	$328,360
Estimated initial installation costs for meters	100,927	118,854
Post retirement benefit obligation	732,200	732,200
Total deferred liabilities	$1,249,390	$1,179,414

(9)    Patronage Capital

Chugach has a Board-approved capital credit retirement policy, which is contained in Chugach’s Financial Forecast. This establishes, in general, a plan to return the capital credits of wholesale and retail customers based on the members’ proportionate contribution to Chugach’s assignable margins. At December 31, 2017, Chugach had $172,928,887 of patronage capital (net of capital credits retired in 2017), which included $166,880,163 of patronage capital that had been assigned and $6,048,724 of patronage capital to be assigned to its members. At December 31, 2016, Chugach had $169,996,436 of patronage capital (net of capital credits retired in 2016), which included $164,182,580 of patronage capital that had been assigned and $5,813,856 of patronage capital to be assigned to its members. Approval of actual capital credit retirements is at the discretion of the Chugach Board. Chugach records a liability when the retirements are approved by the Board.

Chugach entered into an agreement with HEA to return all of its patronage capital within five years after expiration of its power sales agreement, which was December 31, 2013. This patronage capital retirement was related to a settlement agreement associated with the 2005 Test Year General Rate Case (Docket U-06-134). The RCA accepted the parties’ settlement agreement on August 9, 2007. We finalized a new agreement with HEA in September 2017 which spread their retirement payments between 2017 and 2020 in increments of $2.0 million annually. As a result, $2.0 million of HEA’s patronage capital was retired and paid in 2017, and $2.0 million of HEA’s patronage capital was reclassified to a current payable under other current liabilities leaving $3.9 million in long-term patronage capital payable at December 31, 2017.  HEA’s patronage capital payable was $7.9 million at December 31, 2016.

In an agreement reached in May of 2014 with MEA, capital credits retired to MEA are classified as patronage capital payable on Chugach’s Balance Sheet. MEA’s patronage capital payable was $4.9 million and $4.1 million at December 31, 2017 and 2016, respectively.

The Second Amended and Restated Indenture of Trust (Indenture) and the CoBank Second Amended and Restated Master Loan Agreement prohibit Chugach from making any distribution of patronage capital to Chugach’s customers if an event of default under the Indenture or debt agreements exists. Otherwise, Chugach may make distributions to Chugach’s members in each year equal to the lesser of 5% of Chugach’s patronage capital or 50% of assignable margins for the prior fiscal year. This restriction does not apply if, after the distribution, Chugach’s aggregate equities and margins as of the end of the immediately preceding fiscal quarter are equal to at least 30% of Chugach’s total long-term debt and equities and margins. Capital credit retirements

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

authorized by our Board, less early retirements, were $2,631,928,  $3,001,426,  and $3,007,772 for the years ended December 31, 2017, 2016, and 2015, respectively. With the exception of MEA’s and HEA’s patronage capital payable, the outstanding liability for capital credits authorized but not paid at December 31, 2017,  2016, and 2015 was $57,036,  $2,014,080, and $2,105,440, respectively.

(10)  Other Equities

A summary of other equities at December 31 follows:

	2017	2016
Nonoperating margins, prior to 1967	$23,625	$23,625
Donated capital	2,213,876	2,001,450
Unclaimed capital credit retirement[1]	12,415,752	11,803,000
Total other equities	$14,653,253	$13,828,075

1Represents unclaimed capital credits that have met all requirements of Alaska Statute section 34.45.200 regarding Alaska’s unclaimed property law and have therefore reverted to Chugach.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(11)  Debt

Long-term obligations at December 31 are as follows:	2017	2016
2011 Series A Bond of 4.20%, maturing in 2031, with interest payable semi-annually March 15 and September 15 and principal due annually beginning in 2012	63,000,000	67,500,000
2011 Series A Bond of 4.75%, maturing in 2041, with interest payable semi-annually March 15 and September 15 and principal due annually beginning in 2012	147,999,998	154,166,665
2012 Series A Bond of 4.01%, maturing in 2032, with interest payable semi-annually March 15 and September 15 and principal due annually beginning in 2013	56,250,000	60,000,000
2012 Series A Bond of 4.41%, maturing in 2042, with interest payable semi-annually March 15 and September 15 and principal due annually between 2013 and 2020 and between 2032 and 2042	88,000,000	95,000,000
2012 Series A Bond of 4.78%, maturing in 2042, with interest payable semi-annually March 15 and September 15 and principal due annually beginning in 2023	50,000,000	50,000,000
2017 Series A Bond of 3.43%, maturing in 2037, with interest payable semi-annually March 15 and September 15 and principal due annually beginning in 2018	40,000,000	0
2016 CoBank Note, 2.58% fixed rate note maturing in 2031, with interest and principal due quarterly beginning in 2016	40,356,000	43,776,000
Total long-term obligations	$485,605,998	$470,442,665
Less current installments	26,608,667	24,836,667
Less unamortized debt issuance costs	2,669,485	2,715,745
Long-term obligations, excluding current installments	$456,327,846	$442,890,253

Covenants

Chugach is required to comply with all covenants set forth in the Indenture that secures the 2011, 2012, and 2017 Series A Bonds, and the 2016 CoBank Note. The CoBank Note is governed by the Second Amended and Restated Master Loan Agreement, which is secured by the Indenture dated January 20, 2011.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Chugach is also required to comply with the 2016 Credit Agreement, between Chugach and NRUCFC, KeyBank National Association, Bank of America, N.A., and CoBank, ACB dated June 13, 2016, governing loans and extensions of credit associated with Chugach’s commercial paper program, in an aggregate principal amount not exceeding $150.0 million at any one time outstanding.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The Second Amended and Restated Master Loan Agreement with CoBank, which became effective on June 30, 2016, also requires Chugach to establish and collect rates reasonably expected to yield margins for interest equal to at least 1.10 times interest expense.

The 2016 Credit Agreement governing the unsecured facility providing liquidity for Chugach’s Commercial Paper Program requires Chugach to maintain minimum margins for interest of at least 1.10 times interest charges for each fiscal year. Margins for interest generally consist of Chugach’s assignable margins plus total interest expense.

Distributions to Members

Under the Indenture and debt agreements, Chugach is prohibited from making any distribution of patronage capital to Chugach’s customers if an event of default under the Indenture or debt agreements exists. Otherwise, Chugach may make distributions to Chugach’s members in each year equal to the lesser of 5% of Chugach’s patronage capital or 50% of assignable margins for the prior fiscal year. This restriction does not apply if, after the distribution, Chugach’s aggregate equities and margins as of the end of the immediately preceding fiscal quarter are equal to at least 30% of Chugach’s total long-term debt and equities and margins.

Maturities of Long‑term Obligations

Long-term obligations at December 31, 2017, mature as follows:

Year ending December 31	2011 Series A Bonds	2012 Series A Bonds	2016 CoBank Note	2017 Series A Bonds	Total
2018	$10,666,667	$10,750,000	$3,192,000	$2,000,000	$26,608,667
2019	10,666,667	10,750,000	3,192,000	2,000,000	26,608,667
2020	10,666,667	10,750,000	3,420,000	2,000,000	26,836,667
2021	10,666,667	3,750,000	3,648,000	2,000,000	20,064,667
2022	10,666,667	3,750,000	3,876,000	2,000,000	20,292,667
Thereafter	157,666,663	154,500,000	23,028,000	30,000,000	365,194,663
	$210,999,998	$194,250,000	$40,356,000	$40,000,000	$485,605,998

Lines of credit

Chugach maintains a $50.0 million line of credit with NRUCFC. Chugach did not utilize this line of credit in 2017 or 2016, and therefore had no outstanding balance at December 31, 2017 and 2016. The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC. The borrowing rate was 3.00% at December 31, 2017, and 2.90% at December 31, 2016.

The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. The NRUCFC line of credit was renewed effective September 29, 2017, and expires September 29, 2022.  This line of credit is immediately available for unconditional borrowing.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Commercial Paper

On June 13, 2016, Chugach entered into a $150.0 million senior unsecured credit facility (Credit Agreement), which is used to back Chugach’s commercial paper program. The pricing includes an all-in drawn spread of one month LIBOR plus 90.0 basis points, along with a 10.0 basis points facility fee (based on an A/A2/A unsecured debt rating). The Credit Agreement will expire on June 13, 2021. The participating banks include NRUCFC, KeyBank National Association, Bank of America, N.A., and CoBank, ACB.

Our commercial paper can be repriced between one day and 270 days. Chugach is expected to continue to issue commercial paper in 2018, as needed.

Chugach had $50.0 million and $68.2 million of commercial paper outstanding at December 31, 2017 and 2016, respectively.

The following table provides information regarding 2017  monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate	Month	Average Balance	Weighted Average Interest Rate
January	$65.0	0.94%	July	$41.1	1.40%
February	$63.0	0.92%	August	$41.5	1.40%
March	$60.9	1.04%	September	$45.7	1.40%
April	$44.4	1.14%	October	$48.4	1.39%
May	$42.4	1.14%	November	$46.0	1.39%
June	$40.2	1.29%	December	$48.7	1.67%

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

On June 30, 2016, Chugach entered into a term loan facility with CoBank, evidenced by the 2016 CoBank Note, which is governed by the Second Amended and Restated Master Loan Agreement dated June 30, 2016, and secured by the Indenture. Chugach had $40.4 million and $43.8 million outstanding on this facility at December 31, 2017, and 2016, respectively.

On March 17, 2017, Chugach issued $40,000,000 of First Mortgage Bonds, 2017 Series A, due March 15, 2037 for general corporate purposes. The 2017 Series A Bonds will mature on March 15, 2037, and will bear interest at 3.43%. Interest will be paid each March 15 and September 15, commencing on September 15, 2017. The 2017 Series A Bonds will pay principal in equal installments on an annual basis beginning March 15, 2018. The bonds are secured, ranking equally with all other long-term obligations, by a first lien on substantially all of Chugach’s assets, pursuant to the Sixth Supplemental Indenture to the Second Amended and Restated Indenture of Trust, which initially became effective on January 20, 2011, as previously amended and supplemented.

The following table provides additional information regarding the 2011 Series A , 2012 Series A, and 2017 Series A  bonds and the 2016 CoBank Note at December 31, 2017 (dollars in thousands):

	Maturing March 15,	Average Life (Years)	Interest Rate	Issue Amount	Carrying Value
2011 Series A, Tranche A	2031	6.7	4.20%	$90,000	$63,000
2011 Series A, Tranche B	2041	11.7	4.75%	185,000	148,000
2012 Series A, Tranche A	2032	7.2	4.01%	75,000	56,250
2012 Series A, Tranche B	2042	15.0	4.41%	125,000	88,000
2012 Series A, Tranche C	2042	14.7	4.78%	50,000	50,000
2017 Series A, Tranche A	2037	10.2	3.43%	40,000	40,000
2016 CoBank Note	2031	5.7	2.58%	45,600	40,356
Total				$610,600	$485,606

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Chugach made contributions to all significant pension plans for the years ended December 31, 2017, 2016 and 2015 of $5.9 million, $6.7 million and $6.7 million, respectively. The rate and number of employees in all significant pension plans did not materially change for the years ended December 31, 2017, 2016 and 2015.

In December 2012, a committee of the NRECA Board of Directors approved an option to allow participating cooperatives in the Retirement Security (RS) Plan (a defined benefit multi-employer pension plan) to make a prepayment and reduce future required contributions. The prepayment amount is a cooperative’s share, as of January 1, 2013, of future contributions required to fund the RS Plan’s unfunded value of benefits earned to date using Plan actuarial valuation assumptions. The prepayment amount will typically equal approximately 2.5 times a cooperative’s annual RS Plan required contribution as of January 1, 2013. After making the prepayment, for most cooperatives the billing rate is reduced by approximately 25%, retroactive to January 1 of the year in which the amount is paid to the RS Plan. The 25% differential in billing rates is expected to continue for approximately 15 years from January 1, 2013. However unexpected changes in interest rates, asset returns and other plan experience, plan assumption changes, and other factors may have an impact on the differential in billing rates and the 15-year period.

On December 29, 2016, Chugach made a prepayment of $7.9 million to the NRECA RS Plan. See Note 2o – “Deferred Charges and Liabilities.”

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The following table provides information regarding pension plans which Chugach considers individually significant:

	Alaska Electrical Pension Plan[3]			NRECA Retirement Security Plan[3]
Employer Identification Number	92-6005171			53-0116145
Plan Number	001			333
Year-end Date	December 31			December 31
Expiration Date of CBA's	June 30, 2021			N/A2
Subject to Funding Improvement Plan	No			No4
Surcharge Paid	N/A			N/A4
	2017	2016	2015	2017	2016	2015
Zone Status	Green	Green	Green	N/A1	N/A1	N/A1
Required minimum contributions	None	None	None	N/A	N/A	N/A
Contributions (in millions)	$3.3	$3.2	$3.1	$2.6	$3.5	$3.5
Contributions > 5% of total plan contributions	Yes	Yes	Yes	No	No	No

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

Health and Welfare Plans

Health and welfare benefits for union employees are provided through the Alaska Electrical Health and Welfare Trust and the Alaska Hotel, Restaurant and Camp Employees Health and Welfare and Pension Trust Fund. Chugach participates in multi-employer plans that provide substantially all union workers with health care and other welfare benefits during their employment with Chugach. Chugach pays a defined amount per union employee pursuant to collective bargaining unit agreements. Amounts charged to benefit costs and contributed to the health and welfare plans for these benefits for the years ending December 31, 2017, 2016, and 2015 were $4.8 million, $4.5 million, and $4.5 million, respectively.

Chugach participates in a multi-employer plan through the Group Benefits Program of NRECA for non-union employees. Amounts charged to benefit cost and contributed to this plan for those benefits for the years ended December 31, 2017, 2016, and 2015 totaled $2.8 million, $2.8 million, and $2.6 million, respectively.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Money Purchase Pension Plan

Chugach participates in a multi-employer defined contribution money purchase pension plan covering some employees who are covered by a collective bargaining agreement. Contributions to the Plan are made based on a percentage of each employee’s compensation. Contributions to the money purchase pension plan for the years ending December 31, 2017, 2016 and 2015 were $141.8 thousand, $132.3 thousand and $133.6 thousand, respectively.

401(k) Plan

Chugach has a defined contribution 401(k) retirement plan which covers substantially all employees who, effective January 1, 2008, can participate immediately. Employees who elect to participate may contribute up to the Internal Revenue Service’s maximum of $18,000 in 2017, 2016, and 2015, and allowed catch-up contributions for those over 50 years of age of $6,000 in 2017, 2016, and 2015. Chugach does not make contributions to the plan.

Deferred Compensation

Effective January 1, 2011, Chugach participates in Vanguard’s unfunded Deferred Compensation Program (the Program) to allow highly compensated employees who elect to participate in the Program to defer a portion of their current compensation and avoid paying tax on the deferrals until received. The program is a non-qualified plan under Internal Revenue Code 457(b).

Deferred compensation accounts are established for the individual employees, however, they are considered to be owned by Chugach until a distribution is made. The amounts credited to the deferred compensation account, including gains or losses, are retained by Chugach until the entire amount credited to the account has been distributed to the participant or to the participant’s beneficiary. The balance of the Program for the years ending December 31, 2017, and 2016 was $1,229,294 and $907,836, respectively.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(13)  Bradley Lake Hydroelectric Project

Chugach is a participant in the Bradley Lake Hydroelectric Project (Bradley Lake). Bradley Lake was built and financed by the Alaska Energy Authority (AEA) through State of Alaska grants and $166.0 million of revenue bonds. Chugach and other participating utilities have entered into take‑or‑pay power sales agreements under which shares of the project capacity have been purchased and the participants have agreed to pay a like percentage of annual costs of the project (including ownership, operation and maintenance costs, debt service costs and amounts required to maintain established reserves). Under these take‑or‑pay power sales agreements, the participants have agreed to pay all project costs from the date of commercial operation even if no energy is produced. Chugach has a 30.4% share, or 27.4 megawatts (MW) as currently operated, of the project’s capacity. The share of Bradley Lake indebtedness for which we are responsible is approximately $16.3 million. Upon the default of a Bradley Lake participant, and subject to certain other conditions, AEA is entitled to increase each participant’s share of costs pro rata, to the extent necessary to compensate for the failure of another participant to pay its share, provided that no participant’s percentage share is increased by more than 25%. Upon default, Chugach could be faced with annual expenditures of approximately $6.0 million as a result of Chugach’s Bradley Lake take-or-pay obligations. Management believes that such expenditures, if any, would be recoverable through the fuel recovery process.

The Battle Creek Diversion Project (Project) is a project to increase water available for generation by constructing a diversion on the West Fork of Upper Battle Creek to divert flows to Bradley Lake, increasing annual energy output by an estimated 37,000 MWh. The Bradley Lake Project Management Committee (BPMC) approved the project October 13, 2017, as amended December 1, 2017, and December 6, 2017.  The Project cost is estimated at $47.0 million and the BMPC approved financing in this amount on December 6, 2017.  The project is estimated to begin in the Spring of 2018 with an estimated completion date of 2020.  Not all Bradley Lake purchasers are participating in the development and resulting benefits of the Project at this time, although they have preserved their ability to participate in the Project at a later date.  Chugach would be entitled to 39.38% of the additional energy produced if no additional participants elect to join.

The following represents information with respect to Bradley Lake at June 30, 2017 (the most recent date for which information is available). Chugach's share of expenses was $6,452,898 in 2017, $5,662,522 in 2016, and $5,663,304 in 2015 and is included in purchased power in the accompanying financial statements.

(In thousands)	Total	Proportionate Share
Plant in service	$162,907	$49,524
Long-term debt	43,940	13,358
Interest expense	2,652	806

Chugach's share of a Bradley Lake transmission line financed internally is included in Intangible Electric Plant.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(14)  Eklutna Hydroelectric Project

Along with two other utilities, Chugach purchased the Eklutna Hydroelectric Project from the Federal Government in 1997. Ownership was transferred from the United States Department of Energy’s Alaska Power Administration jointly to Chugach (30%), MEA (17%) and ML&P (53%).

Plant in service in 2017 included $3,967,933, net of accumulated depreciation of $2,591,717, which represents Chugach’s share of the Eklutna Hydroelectric Project. In 2016, plant in service included $4,229,167, net of accumulated depreciation of $2,442,175. The facility is operated by Chugach and maintained jointly by Chugach and ML&P. Each participant contributes their proportionate share for operation, maintenance and capital improvement costs to the plant, as well as to the transmission line between Anchorage and the plant. When MEA was an all-requirements wholesale customer, under net billing arrangements, Chugach reimbursed MEA for their share of the costs. Chugach’s share of expenses was $403,511,  $532,678, and $689,501 in 2017, 2016, and 2015, respectively, and is included in purchased power, power production and depreciation expense in the accompanying financial statements. ML&P performs major maintenance at the plant. Chugach performs the daily operation and maintenance of the power plant, providing personnel who perform daily plant inspections, meter reading, monthly report preparation, and other activities as required.

(15)  Beluga River Unit

On February 4, 2016, Chugach entered into an agreement entitled, “Purchase and Sale Agreement between ConocoPhillips Alaska, Inc. (CPAI) and Municipality of Anchorage d/b/a Municipal Light & Power and Chugach Electric Association, Inc.” The Purchase and Sale Agreement transfers CPAI’s working interest in the BRU to Chugach and ML&P. The total purchase price was $148.0 million, with Chugach’s portion totaling $44.4 million. Chugach’s interest in the BRU is to reduce the cost of electric service to its retail and wholesale members by securing an additional long-term supply of natural gas to meet on-going generation requirements. The acquisition complements existing gas supplies and is expected to provide greater fuel diversity.

Under the joint bid arrangement, Chugach’s ownership of CPAI’s working interest is 30% and ML&P’s ownership is 70%. The ownership shares include the attendant rights and privileges of all gas and oil resources, including 15,500 lease acres (8,200 in Unit / Participating Area and 7,300 held by Unit), Sterling and Beluga producing zones, and CPAI’s 67% working interest in deep oil resources. On April 21, 2016, the acquisition was approved by the RCA and the transaction closed on April 22, 2016.

Additionally, CPAI had contractual gas sales obligations to ENSTAR through 2017. This contract was assumed by ML&P and Chugach on the basis of ownership share.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

The BRU acquisition costs were recorded as deferred charges on Chugach’s balance sheet and totaled $1.5 million at December 31, 2016. Chugach requested that these costs be amortized based on units of production of the BRU and recognized as depreciation and amortization on Chugach’s statement of operations. Chugach also requested approval to recover the deferred costs in the gas transfer price.  The RCA issued an order combining the BRU cost recovery process and the request to create a regulatory asset into a single docket.  On October 26, 2017, the RCA issued a final order accepting Chugach’s filing and closing the docket, see “Item 8 – Financial Statements and Supplementary Data – Note 5 – Regulatory Matters – Beluga River Unit Gas Transfer Price.”

Each of the BRU participants has a right to take their interest of the gas produced. Parties that take less than their interest of the field’s output may either accept a cash settlement for their underlift or take their underlifted gas in future years. As part of the BRU acquisition, Chugach acquired 30% of CPAI’s underlift, which was 69,099 Mcf at acquisition and was in an overlift position of 8 Mcf and 84 Mcf at December 31, 2017 and 2016, respectively. Chugach has opted to take any cumulative underlift in gas in the future and will record the gas as fuel expense on the statement of operations when received.

The revenue generated by Chugach’s interest in the BRU operations is primarily associated with the gas sold to ENSTAR, pursuant to the aforementioned contract, which expired December 31, 2017. Chugach recognized revenue from the BRU in the amount of $6.6 million and $2.8 million through December 31, 2017 and 2016, respectively.

Chugach records depreciation, depletion and amortization on BRU assets based on units of production. During 2017, Chugach lifted 1.4 Bcf resulting in a cumulative lift since purchase of 3.1 Bcf of the approximate 25.1 Bcf in Chugach’s proven developed reserves. Chugach, and other owners, ML&P and Hilcorp, are operating under an existing Joint Operating Agreement.  Hilcorp is the operator for BRU.  The owners are considering updating the existing Joint Operating Agreement to better match the new owners’ interests. In addition to the operator fees to Hilcorp, other BRU expenses include royalty expense and interest on long-term debt. All expenses other than depreciation, depletion and amortization and interest on long-term debt are included as fuel expense on Chugach’s statement of operations. Chugach has applied and qualified for a small producer tax credit, provided by the State of Alaska, resulting in an estimate of no liability for production taxes. The revenue in excess of expenses less the allowed TIER from BRU operations is adjusted through Chugach’s fuel and purchased power adjustment process.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(16)  Commitments and Contingencies

Contingencies

Chugach is a participant in various legal actions, rate disputes, personnel matters and claims both for and against Chugach’s interests. Management believes the outcome of any such matters will not materially impact Chugach’s financial condition, results of operations or liquidity. Chugach establishes reserves when a particular contingency is probable and calculable. Chugach has not accrued for any contingency at December 31, 2017, as it does not consider any contingency to be probable nor calculable. Chugach faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated.

Concentrations

Approximately 70% of our employees are members of the International Brotherhood of Electrical Workers (IBEW). Chugach has three Collective Bargaining Unit Agreements (CBA) with the IBEW. We also have a CBA with the Hotel Employees and Restaurant Employees (HERE). All three IBEW CBA’s and the HERE CBA have been renewed through June 30, 2021.

Fuel Supply Contracts

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

In 2017, 81% of our power was generated from gas, with 14% generated at the Beluga Power Plant and 81% generated at SPP. In 2016, 77% of our power was generated from gas, with 9% generated at Beluga and 88% generated at SPP.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The following represents the cost of fuel purchased and or transported from various vendors as a percentage of total fuel costs for the years ended December 31:

	2017	2016	2015
Hilcorp	88.4%	56.9%	30.3%
Furie	5.3%	0.0%	0.0%
ConocoPhillips (COP)	0.0%	32.0%	58.7%
AIX Energy	0.1%	0.7%	4.7%
ENSTAR	3.4%	4.7%	3.3%
Harvest (Hilcorp) Pipeline	2.1%	3.2%	1.6%
Miscellaneous	0.7%	2.5%	1.4%

Patronage Capital Payable

Pursuant to agreements reached with HEA and MEA, and discussed in Note (9) – “Patronage Capital,” patronage capital allocated or retired to HEA or MEA is classified as patronage capital payable on Chugach’s balance sheet. The Board of Directors approved a capital credit retirement on September 27, 2017. MEA received a retirement of $0.8 million, increasing their payable to $4.9 million at December 31, 2017. We also finalized a new agreement with HEA in September 2017, which spread their retirement payments between 2017 and 2020 in increments of $2.0 million annually. As a result, $2.0 million of HEA’s patronage capital was retired and paid in 2017, and $2.0 million of HEA’s patronage capital was reclassified to a current payable under other current liabilities leaving $3.9 million in long term patronage capital payable at December 31, 2017. At December 31, 2016, patronage capital payable to HEA and MEA was $7.9 million and $4.1 million, respectively.

Regulatory Cost Charge

In 1992, the State of Alaska Legislature passed legislation authorizing the Department of Revenue to collect a Regulatory Cost Charge from utilities to fund the governing regulatory commission, which is currently the RCA. The tax is assessed on all retail consumers and is based on kilowatt-hour (kWh) consumption. The tax is collected monthly and remitted to the State of Alaska quarterly. The Regulatory Cost Charge has changed since its inception (November of 1992) from an initial rate of $0.000626 per kWh to the current rate of $0.000899, effective July 1, 2017. The tax is reported on a net basis and the tax is not included in revenue or expense.

Sales Tax

Chugach collects sales tax on retail electricity sold to Kenai and Whittier consumers. The tax is collected monthly and remitted to the Kenai Peninsula Borough quarterly. Sales tax is reported on a net basis and the tax is not included in revenue or expense.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Gross Revenue Tax

Chugach pays to the State of Alaska a gross revenue tax in lieu of state and local ad valorem, income and excise taxes on electricity sold in the retail market. The tax is collected monthly and remitted annually.

Underground Compliance Charge

In 2005, the Anchorage Municipal Assembly adopted an ordinance to require utilities to convert overhead distribution lines to underground. To comply with the ordinance, Chugach must expend two percent of a three-year average of gross retail revenue within the Municipality of Anchorage annually in moving existing distribution overhead lines underground. Consistent with Alaska Statutes regarding undergrounding programs, Chugach is permitted to amend its rates by adding a two percent charge to its retail members’ bills to recover the actual costs of the program. The rate amendments are not subject to RCA review or approval. Chugach’s liability was $4,206,223 and $2,507,482 for this charge at December 31, 2017 and 2016, respectively, and is included in other current liabilities. These funds are used to offset the costs of the undergrounding program.

Environmental Matters

Since January 1, 2007, transformer manufacturers have been required to meet the US Department of Energy (DOE) efficiency levels as defined by the Energy Act of 2005 (Energy Act) for all “Distribution Transformers.” As of January 1, 2016, the specific efficiency levels increased from the original “TP1” levels to the new “DOE-2016” levels. All new transformers are DOE-2016 compliant. At this time a small increase in capital costs is anticipated along with a reduction in energy losses.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

(17)  Quarterly Results of Operations (unaudited)

2017 Quarter Ended

	Dec. 31	Sept. 30	June 30	March 31
Operating Revenue	$62,934,930	$49,405,607	$51,554,650	$60,793,482
Operating Expense	52,778,100	44,850,594	48,365,752	51,223,238
Net Interest	5,575,665	5,569,961	5,535,031	5,520,479
Net Operating Margins	4,581,165	(1,014,948)	(2,346,133)	4,049,765
Nonoperating Margins	157,569	207,513	201,916	211,877
Assignable Margins	$4,738,734	$(807,435)	$(2,144,217)	$4,261,642

2016 Quarter Ended

	Dec. 31	Sept. 30	June 30	March 31
Operating Revenue	$57,741,954	$45,132,973	$44,622,517	$50,250,135
Operating Expense	47,000,307	40,308,301	41,472,710	42,359,071
Net Interest	5,341,242	5,427,440	5,247,404	5,385,211
Net Operating Margins	5,400,405	(602,768)	(2,097,597)	2,505,853
Nonoperating Margins	231,683	125,332	127,871	123,077
Assignable Margins	$5,632,088	$(477,436)	$(1,969,726)	$2,628,930

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal controls over financial reporting as of December 31, 2017, using the criteria set forth in “Internal Control Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this assessment, management believes that, as of December 31, 2017, Chugach maintained effective internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2017, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable law.

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

Bettina Chastain,  53,  Chair, is a private consultant at Arktis, LLC.  She has spent her career as an executive, business owner and engineer, providing technical and management consulting services to the oil and gas and energy sectors in Alaska, nationally and internationally.  She has been a very active member of the community serving on several non-profit boards for many years. She was elected to the Board in May of 2015. She currently serves as a member of the Operations Committee and as a member of the Audit and Finance Committee.  She is a National Rural Electric Cooperative Association Credentialed Cooperative Director and has earned her Board Leadership Certificate.  Her term expires in May of 2019.

Susan Reeves, 69, Vice Chair,  is the managing member of Reeves Amodio LLC, where she practices law. She has been active on Alaska non-profit boards and commissions for many years. She was elected to the Board in 2010 and re-elected in 2013 and 2016. She currently serves as the Chair of the Governance Committee and as the Vice Chair of the Audit and Finance Committee and as a member of the Operations Committee. She is a National Rural Electric Cooperative Association Credentialed Cooperative Director. Her term expires in May of 2020.

Jim Henderson, 71,  Secretary,  is a principal with New American Financial Group in the financial services industry. He specializes in asset-based finance products, reorganization and refinancing of distressed companies, and accounting and disposition of capital assets. His primary emphasis is transportation, industrial machinery and aviation operations, assets and industry development. He has over 35 years of experience in consulting and analysis and finance of capital assets. Mr. Henderson has served on various committees for Chugach in the past. He was elected to the Board in 2011 and re-elected in 2014.  He currently serves as a member of the Audit and Finance Committee and as a member of the Governance Committee. He is a National Rural Electric Cooperative Association Credentialed Cooperative Director and has earned his Board Leadership Certificate and Director Gold Credential. His term expires in May of 2018.

Sisi Cooper, 37, Treasurer, is a Process Risk Management Group Manager at Applied Engineering Solutions.  She specializes in process safety and risk management, energy-sector project management, and process/facility engineering and design.  Ms. Cooper is a former project engineer with Doyon Anvil, LLC and former small business owner of North Ridge Home Inspections, LLC where she was the principal inspector. She was elected to the Board in 2012 and re-elected in 2015. She currently serves as the Chair of the Audit and Finance Committee.   She is a National Rural Electric Cooperative Association Credentialed Cooperative Director and has earned her Board Leadership Certificate. Her term expires in May of 2019.

Harry T. Crawford, Jr., 65, Director, is a former Alaska State Legislator, retired iron worker and a small real estate developer. He was elected to the Board in 2011 and re-elected in 2014 and 2017. He currently serves as a member of the Operations Committee and as a member of the Governance Committee. He is a National Rural Electric Cooperative Association Credentialed Cooperative Director and has earned his Board Leadership Certificate. His term expires in May of 2020.

Stuart Parks, 54, Director, is a Vice President with NANA WorleyParsons. He has been with NANA WorleyParsons and its related companies since 1990. During the last ten years, he has been responsible for leadership and management, business development, strategy development, contract management, market analysis, customer relations and program/project management. Prior to his appointment to the Board Mr. Parks served on Chugach’s Renewable Energy Committee. He was appointed to the Board in January 2017 and re-elected in May 2017.  He currently serves as the Chair of the Operations Committee. His term expires in May of 2021.

Rachel Morse,  46, Director,  is a partner with Blue Skies Solutions, LLC.  She has been a partner with Blue Skies Solutions, LLC since the business’s inception in 2003. Ms. Morse was Assistant Vice Chancellor for Alumni Relations at the University of Alaska Anchorage (UAA). She has also served as Development Director for the Rural Alaska Community Action Program, Inc., and Executive Director at the Bird Treatment and Learning Center. She has been a Chugach member for more than 17 years and served on the Nominating Committee from 2015-2017. She was appointed to the Board in December 2017. Her term expires in May of 2018.

Identification of Executive Officers

Lee D. Thibert,  62, was appointed Chief Executive Officer effective July 17, 2016. Prior to that appointment, Mr. Thibert served as Sr. Vice President, Strategic Development and Regulatory Affairs since July 1, 2013, Sr. Vice President, Strategic Planning and Corporate Affairs since June 11, 2008, Sr. Vice President, Power Delivery from March 20, 2006, to February 1, 2008, General Manager, Distribution Division since January 31, 2005, Sr. Vice President, Power Delivery since June 3, 2002, Executive Manager, Transmission & Distribution Network Services since June 1, 1997, Executive Manager, Operating Divisions from June of 1994. Before moving up to the Executive Manager position, he served as Director of Operations from May of 1987.

Sherri Highers, 49, was appointed Chief Financial Officer and Vice President, Finance and Administration effective July 23, 2013. Prior to this appointment, Ms. Highers served as Manager, Budget and Financial Reporting since December 1, 2005,  Senior Financial Analyst since October 18, 2002, Financial Analyst since October 18, 1999, and Accountant since April 6, 1998.

Paul R. Risse,  63, was appointed Sr. Vice President, Production & Engineering on January 1, 2017. Prior to that appointment, he served as Sr. Vice President, Power Supply since October 27, 2008. Prior to that appointment, he served as Acting Sr. Vice President, Power Supply since December 6, 2007. Prior to that appointment, Mr. Risse served as Director of Generation Technical Services since March 27, 2006; Manager, Plant Technical Services since January 1, 2003; Project Manager since August 15, 2000; Project Engineer since April 5, 2000; and Manager Substation Operations since January 25, 1995. Prior to his current Chugach employment, Mr. Risse served in various Transmission and Generation positions at Southern California Edison.  Mr. Risse is a registered professional engineer, and holds a Bachelor of Science degree in Electrical Engineering and a Masters of Business Administration (MBA).

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

Tyler E. Andrews, 52, was appointed Vice President, Member and Employee Services on September 9, 2013. Prior to that appointment he served as Vice President, Human Resources since March 17, 2008. Mr. Andrews has over 20 years of experience in Human Resources and Labor Relations. Since June of 2008, Mr. Andrews has also served as an appointed board member of the State of Alaska’s labor relations agency. Prior to his employment with Chugach, Mr. Andrews served as the Sr. Manager of Labor Relations for Alaska Communications Systems. Prior to that, he served more than 10 years with the State of Alaska in a wide range of Human Resources and Labor Relations functions including Human Resources Manager and Chief Spokesperson on numerous collective bargaining teams.

Arthur W. Miller, 54, was appointed Vice President, Regulatory and External Affairs on January 2, 2018. Prior to becoming Vice President, he served as Executive Manager, Regulatory and External Affairs since July 18, 2016. Prior to this appointment, Mr. Miller held the Director, Regulatory Affairs and Pricing position since August 2009. He has served as a manager of the Regulatory Affairs and Pricing department since January 1996 and worked as a Senior Rate Analyst from June 1993 after being hired as a Rate Analyst in June 1990.

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

Nominating Committee

Chugach has not made any material changes to the procedures by which our membership may recommend nominees to our Board. The Board appoints a Nominating Committee each year. The Nominating Committee consists of members selected from different sections of the service area of Chugach. No member of the Board may serve on the Nominating Committee. The Nominating Committee reviews the qualifications of the Board candidates and nominates candidates for election at the annual meeting. The Nominating Committee considers diversity, skills, and such other factors as it deems appropriate given the current needs of the Board and Chugach. Any 50 or more members, acting together, may make other nominations by petition. All of our current Board members were nominated by the Nominating Committee.

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

The Board Chair shall appoint the Board Treasurer as Audit and Finance Committee Chairperson. The Audit and Finance Committee shall elect from its members a Vice Chair, and appoint a recording secretary as needed. Members of the 2017 Audit and Finance Committee include Chair Sisi Cooper, Vice Chair Susan Reeves and Directors Jim Henderson and Bettina Chastain.

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

CEO Lee Thibert must maintain an overall parameter performance score to be eligible for a performance-based payment.  Annual performance payments are calculated as a percentage of his base salary, ranging from 0% to 30%, based on individual and company-wide performance objectives determined by the Board.  Various objectives include organizational vision and planning, leadership and management, Board relations/communications, electric system operations, organizational effectiveness, member/community relations, financial management and performance, employee relations, and project specific objectives. In 2017, upon review of the performance of the CEO, Mr. Thibert received an award of $57,600.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold	Target	Maximum
Lee D. Thibert	3/22/2017	$0	$57,600	$96,000
Chief Executive Officer

The median employee was determined as of December 31, 2017, and the total annual compensation, excluding change in pension value, of Chugach’s median employee was $141,617. The current CEO’s total compensation, excluding change in pension value, in 2017 was 3.56 times the total compensation of Chugach’s median employee.

Chugach does not have shareholders and no vote has been put before the membership to approve the CEO’s compensation or the compensation of any other named executive. The salary and awards for all other named executive officers are set annually by the CEO within annual budget guidelines approved by the Board.

Compensation Committee Report

Chugach does not have a compensation committee. The Board has reviewed and discussed the disclosures included in the Compensation Discussion and Analysis with management and has recommended the disclosures be included in Chugach’s Annual Report on Form 10-K.

Cash Compensation

The following table sets forth all remuneration paid by us for the last three fiscal years to each of our executive officers, each of whose total cash and cash equivalent compensation exceeded $100,000 for 2017:

Summary Compensation Table

Name	Year	Salary	Cash Award	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation [1]	Total

Lee D. Thibert,	2017	$321,954	$57,600	$233,706	$7,575	$620,835
Chief Executive Officer	2016	$293,138	$29,590	$171,215	$6,687	$500,630
	2015	$247,266	$27,000	$148,951	$18,888	$442,105

Sherri L. Highers,	2017	$185,221	$29,240	$98,311	$1,813	$314,585
Chief Financial Officer	2016	$176,405	$18,422	$75,726	$932	$271,485
	2015	$175,692	$12,500	$66,509	$25,165	$279,866

Paul R. Risse	2017	$216,669	$34,401	$61,258	$5,031	$317,359
Sr. Vice President,	2016	$211,885	$17,517	$126,256	$4,731	$360,389
Production & Engineering	2015	$215,447	$16,000	$114,127	$12,595	$358,169

Tyler E. Andrews,	2017	$183,002	$29,240	$48,273	$28,764	$289,279
Vice President, Member and	2016	$178,824	$15,353	$41,669	$8,353	$244,199
Employee Services	2015	$181,744	$14,500	$37,243	$34,169	$267,656

Brian J. Hickey,	2017	$219,226	$34,401	$70,566	$3,350	$327,543
Sr. Vice President,	2016	$208,460	$7,424	$54,913	$3,029	$273,826
System Operations	2015	$205,024	$4,000	$49,591	$5,177	$263,792

1Includes costs for life insurance premiums, tax withholdings on awards, payment for unused vacation days, severance and non-cash awards.

Pension Benefits

We have elected to participate in the NRECA RS Plan, a multi-employer defined benefit master pension plan maintained and administered by the NRECA for the benefit of its members and their employees. Under ASC 960, “Topic 960 – Plan Accounting – Defined Benefit Pension Plans,” the plan is a multi- employer plan, in which the accumulated benefits and plan assets are not determined or allocated separately to individual employers. The RS Plan is intended to be a qualified pension plan under Section 401(a) of the Code. All employees not covered by a union agreement become participants in the RS Plan on the first day of the month following completion of one year of eligibility service. An employee is credited with one year of eligibility service if he or she completes 1,000 hours of service either in his or her first 12 consecutive months of employment or in any calendar year for us or certain other employers in rural electrification (related employers). Pension benefits vest at the rate of 10% for each of the first four years of vesting service and become fully vested and non-forfeitable on the earlier of the date a participant has five years of vesting service or the date the participant attains age 55 while employed by us or a related employer. A participant is credited with one year of vesting service for each calendar year in which he or she performs at least one hour of service for us or a related employer. Pension benefits are generally paid upon the participant's retirement or death. A participant may also elect to receive pension benefits while still employed by us if he or she has reached his normal retirement date by completing 30 years of benefit service (defined below) or, if earlier, by attaining age 62. A participant may elect to receive actuarially reduced early retirement pension benefits before his or her normal retirement date provided he or she has attained age 55.

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

Benefit service as of December 31, 2017, that is taken into account under the RS Plan for the executive officers is shown below with the assumptions for calculation of the present value of accumulated benefits.

Pension Benefits Table

Name	Plan	Credited Years of Service	Present Value of Accumulated Benefit	NRECA RS Payments During Last Fiscal Year [1]
Lee D. Thibert, Chief Executive Officer	Retirement Security	0.17	$2,201,756	$21,102
Sherri L. Highers, Chief Financial Officer	Retirement Security	18.08	$653,641	$0
Paul R. Risse, Sr. VP, Production & Engineering	Retirement Security	0.92	$61,258	$1,497,116
Tyler E. Andrews, VP, Member and Employee Services	Retirement Security	8.75	$370,844	$0
Brian J. Hickey, VP, System Operations	Retirement Security	23.83	$1,164,139	$0

1Payments issued as a result of quasi-retirements

It is assumed that participants retire at the earlier of age 62 or 30 years of benefit service and elect a lump sum benefit.

Lump sum amounts are calculated using the PBGC rate (1.25% for 2017 and 1.25% for 2016),  30-year Treasury rate (2.86% for 2017 and 3.03% for 2016) and the PPA three-segment yield rates (1.79, 3.80%, and 4.71% for 2017 and 1.76, 4.15%, and 5.13% for 2016) and the required IRS mortality table for lump sum payments (1994 GAR, projected to 2002, blended 50%/50% for unisex mortality in combination with the 30-year Treasury rates and RP 2000 PPA at 2017 and 2016, respectively, combined unisex 50%/50% mortality in combination with the PPA rates).    The lump sum is then discounted at 3.56% interest only (no mortality is assumed) from assumed retirement date back to December 31, 2017, and 4.03% interest only (no mortality is assumed) from assumed retirement date back to December 31, 2016, to determine the present value for the appropriate year.

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

Deferred Compensation Table

Name	Executive Contributions in last FY	Registrant Contributions in last FY	Aggregate Change in last FY	Aggregate Withdrawals/ Distributions	Aggregate balance at FYE
Lee D. Thibert	$18,000	$0	$1,108	$0	$21,720
Chief Executive Officer

Tyler E. Andrews,	$18,000	$0	$14,464	$0	$117,263
Vice President, Member and
Employee Services

Paul Risse	$18,000	$0	$1,106	$0	$19,106
Sr. Vice President,
Production & Engineering

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

The following is a list of the estimated severance payments, including the payment of accrued vacation that would be made to each of the executive officers in the case of termination not related to employee performance:

Potential Termination Payments Table

Name	Estimated Severance Payment [1]

Lee D. Thibert,	$453,816
Chief Executive Officer

Sherri L. Highers,	$136,307
Chief Financial Officer

Paul R. Risse,	$284,726
Sr. Vice President, Production & Engineering

Brian J. Hickey,	$133,039
Sr. Vice President, System Operations

Tyler E. Andrews,	$103,248
Vice President, Member and Employee Services

1Estimated severance payment is calculated as of the last business day of 2017.

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

The following table sets forth the dollar amounts of all fees paid in cash by us for the fiscal year ending December 31, 2017, to each of our current and former Board members:

Director Compensation Table

Name	Fees Paid In Cash

Bettina Chastain, Chair and Director	$17,400

Susan Reeves, Vice-Chair and Director	$14,900

Jim Henderson, Secretary and Director	$17,400

Sisi Cooper, Treasurer and Director	$15,800

Harry Crawford, Jr., Director	$17,450

Stuart Parks, Director	$16,600

Rachel Morse, Director	$0

Janet Reiser, Former Chair and Director	$24,850

Total	$124,400

Two Board members were re-elected at Chugach’s annual membership meeting held on May 18, 2017. Stuart Parks was elected to a four year term and Harry Crawford was elected to a three year term. Janet Reiser resigned from the Board effective December 31, 2017, due to her acceptance of a position as the Executive Director at Alaska Energy Authority. The Board appointed Rachel Morse on December 26, 2017, to fill the vacancy left as a result of Janet Reiser’s resignation.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not Applicable

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The Chugach Board has a written “Prohibited Conduct and Conflict of Interest” policy and procedures for review and approval of related-party transactions. If a related-party transaction subject to review involves directly or indirectly:

•	The CEO or a member of the Board (or an immediate family member or domestic partner), the remaining Board members will conduct the review.
•	An employee (or an immediate family member or domestic partner), the CEO will conduct the review and shall determine whether it is necessary to inform the Board.

Among other factors, the nature of the transaction and whether the transaction or relationship impairs the ability of the employee or director to serve the best interests of Chugach are evaluated during the review.

There are no relationships or transactions to which Chugach is a party, or intended to be a party, subject to disclosure under Item 404(a) of Regulation S-K.

Item 14 – Principal Accounting Fees and Services

The Audit and Finance Committee of the Board retained KPMG LLP as the independent registered public accounting firm for Chugach during the fiscal year ended December 31, 2017.

Fees and Services

KPMG LLP has provided certain audit, audit-related, tax and non-audit services, the fees for which are as follows:

	2017	2016
Audit and audit-related services:
Audit and quarterly reviews	$274,094	$270,341
Audit-related services	34,013	42,608
Non-audit services:
Tax consulting and return preparation	10,700	12,568
Other services	0	0
Total	$318,807	$325,517

The Audit and Finance Committee has a policy to pre-approve all services to be provided by Chugach’s independent public accountants. All services from Chugach’s independent registered public accounting firm for fiscal years ended December 31, 2017 and 2016 were pre-approved by the Audit and Finance Committee.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

Page

Financial Statements

Included in Part II of this Report
Report of Independent Registered Public Accounting Firm	41
Balance Sheets, December 31, 2017 and 2016	42-43
Statements of Operations
Years ended December 31, 2017, 2016 and 2015	44
Statements of Changes in Equities and Margins
Years ended December 31, 2017, 2016 and 2015	45
Statements of Cash Flows
Years ended December 31, 2017, 2016 and 2015	46
Notes to Financial Statements	47-82

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
10.2P

Joint Use Agreement between the Registrant and the City of Seward dated effective as of September 11, 1998. Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 dated September 19, 1991, SEC File No. 33-42125.  (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T).

10.3P

Net Billing Agreement among the Registrant and the City of Seward dated effective as of September 11, 1998. Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K dated December 31, 1991, SEC File No. 033-42125. (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T).

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

10.17P

Memorandum of Understanding Regarding Intertie Upgrades among Alaska Energy Authority, the Registrant, Golden Valley Electric Association, Inc., Homer Electric Association, Inc., Matanuska Electric Association, Inc., Municipality of Anchorage d/b/a Municipal Light and Power, and the City of Seward d/b/a Seward Electric System dated March 21, 1990. Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 dated September 19, 1991, SEC File No. 33-42125. (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T).

10.18

Amendment No. 1 to the Alaska Intertie Agreement-Insurance and Liability dated March 28, 1991. Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 dated March 22, 2001, SEC File No. 333-57400.

10.19P

Intertie Grant Agreement between the Registrant, Golden Valley Electric Association, Inc., Fairbanks Municipal Utility System, Anchorage Municipal Light and Power, Alaska Electric Generation and Transmission Cooperative, Inc. (on behalf of Matanuska Electric Association, Inc. and Homer Electric Association, Inc.), City of Seward, the State of Alaska, Department of Administration and Alaska Industrial Development and Export Authority dated August 17, 1993. Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K dated December 31, 1993, SEC File No. 033-42125. (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T).

10.20P

Grant Transfer and Delegation Agreement between the Registrant and Golden Valley Electric Association, Inc., Fairbanks Municipal Utility System, Anchorage Municipal Light and Power, Alaska Electric Generation and Transmission Cooperative, Inc., Matanuska Electric Association, Inc., Homer Electric Association, Inc., Seward, the State of Alaska, Department of Administration, and AMEA dated November 5, 1993. Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K dated December 31, 1993, SEC File No. 033-42125.  (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T).

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

10.24P

Bradley Lake Agreement for the Sale and Purchase of Electric Power by and among the Registrant, the Alaska Power Authority, Golden Valley Electric Association, Inc., the Municipality of Anchorage, the City of Seward, the Alaska Electric Generation and Transmission Cooperative, Inc., Homer Electric Association, Inc. and Matanuska Electric Association Inc. dated December 8, 1987. Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 dated September 19, 1991, SEC File No. 33-42125. (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T).

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

10.25P

Agreement for the Wheeling of Electric Power and for Related Services by and among the Registrant, Homer Electric Association, Inc., Golden Valley Electric Association, Inc., Matanuska Electric Association, Inc., the Municipality of Anchorage, Inc. d/b/a Municipal Light and Power, the City of Seward d/b/a Seward Electric System and Alaska Electric Generation and Transmission Cooperative, Inc. dated December 8, 1987. Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 dated September 19, 1991, SEC File No. 33-42125. (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T).

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

10.26P

Transmission Sharing Agreement by and among the Registrant, Homer Electric Association, Inc., Golden Valley Electric Association, Inc. and the Municipality of Anchorage d/b/a Municipal Light and Power. Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 dated September 19, 1991, SEC File No. 33-42125. (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T).

10.27P

Amendment to Agreement for Sale of Transmission Capability by and among the Registrant, Homer Electric Association, Inc., Alaska Electric Generation and Transmission Cooperative, Inc., Golden Valley Electric Association, Inc. and the Municipality of Anchorage d/b/a Municipal Light and Power dated March 7, 1989. Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 dated September 19, 1991, SEC File No. 33-42125. (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T).

10.28P

Bradley Lake Hydroelectric Agreement for the Dispatch of Electric Power and for Related Services between the Registrant and the Alaska Energy Authority dated February 19, 1992. Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K dated December 31, 1991, SEC File No. 033-42125. (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T).

10.29P

Agreement for Bradley Lake Resource Scheduling by and among the Registrant, Homer Electric Association, Inc. and the Alaska Electric Generation and Transmission Cooperative, Inc. dated September 29, 1992. Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K dated December 31, 1992, SEC File No. 033-42125. (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T).

10.29.1

Assignment of Agreement for Bradley Lake Resource Scheduling by and among the Registrant, Homer Electric Association, Inc. and the Alaska Electric Generation and Transmission Cooperative, Inc. dated June 30, 2003. Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K dated December 31, 2003, SEC File No. 033-42125.

10.30P

Interconnection Agreement between the Registrant and Municipality of Anchorage Municipal Light and Power dated December 2, 1983. Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 dated September 19, 1991, SEC File No. 33-42125. (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T).

10.30.1P

Addendum No. 1 to Interconnection Agreement between the Registrant and Municipality of Anchorage Municipal Light and Power dated August 8, 1984. Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 dated September 19, 1991, SEC File No. 33-42125. (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T).

10.30.2P

Amendment No. 1 to Interconnection Agreement between the Registrant and Municipality of Anchorage Municipal Light and Power dated November 28, 1984. Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 dated September 19, 1991, SEC File No. 33-42125. (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T).

10.31P

Gas Transportation Agreement by and among the Registrant, Alaska Pipeline Company and ENSTAR Natural Gas Company dated December 7, 1992. Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K dated December 31, 1992, SEC File No. 033-42125. (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T).

10.32P

Eklutna Purchase Agreement by and among the Registrant, Matanuska Electric Association, Inc., Municipality of Anchorage d/b/a Municipal Light and Power and Alaska Power Administration. Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 dated September 19, 1991, SEC File No. 33-42125. (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T).

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

10.36P

Agreement by and among the Registrant, Municipality of Anchorage d/b/a Anchorage Municipal Light and Power, Matanuska Electric Association, Inc., U.S. Fish and Wildlife Service, National Marine Fisheries Service, Alaska Energy Authority and the State of Alaska re: the Eklutna and Snettisham Hydroelectric Projects. Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K dated December 31, 1991, SEC File No. 033-42125. (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T).

10.37P

Daves Creek Substation Agreement between the Registrant and the Alaska Energy Authority dated March 13, 1992. Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K dated December 31, 1992, SEC File No. 033-42125.  (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T).

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

10.47.5	Line of Credit Agreement between the Registrant and the National Rural Utilities Cooperative Finance Corporation (NRUCFC) dated September 29, 2017
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

10.81	Firm and Interruptible Gas Sale and Purchase Agreement (GSA) between the Registrant and Furie Operating Alaska, LLC dated effective May 1, 2017.

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

 P Filed on Paper

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2018.

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Lee D. Thibert
Lee D. Thibert
Chief Executive Officer
Date:	March 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 19, 2018, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Lee D. Thibert
Lee D. Thibert	Chief Executive Officer
(Principal Executive Officer)

/s/ Sherri L. Highers
Sherri L. Highers	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)
/s/ Paul R. Risse
Paul R. Risse	Sr. Vice President, Production & Engineering

/s/ Brian J. Hickey
Brian J. Hickey	Sr. Vice President, System Operations

/s/ Tyler E. Andrews
Tyler E. Andrews	Vice President, Member and Employee Services

/s/ Arthur W. Miller
Arthur W. Miller	Vice President, Regulatory and External Affairs

/s/ Bettina Chastain
Bettina Chastain	Director & Chair of the Board

Susan Reeves	Director & Vice Chair of the Board

/s/ Sisi Cooper
Sisi Cooper	Director & Treasurer of the Board

/s/ Jim Henderson
Jim Henderson	Director & Secretary of the Board

/s/ Harry T. Crawford, Jr.
Harry T. Crawford, Jr.	Director

/s/ Stuart Parks
Stuart Parks	Director

/s/ Rachel Morse
Rachel Morse	Director

Supplemental Information to be Furnished With Reports Filed

Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.