Form 10-Q
period 2018-03-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2018-05-15
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

NONE

CHUGACH ELECTRIC ASSOCIATION, INC.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report that do not relate to historical facts, including statements relating to future plans, events or performance, are forward-looking statements that involve risks and uncertainties.  Actual results, events or performance may differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report and the accuracy of which is subject to inherent uncertainty.  It is suggested that these statements be read in conjunction with the audited financial statements for Chugach Electric Association Inc. (Chugach) for the year ended December 31, 2017, filed as part of Chugach’s annual report on Form 10-K.  Chugach undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances that may occur after the date of this report or the effect of those events or circumstances on any of the forward-looking statements contained in this report, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the unaudited financial statements of Chugach as of and for the quarter ended March 31, 2018, follow.

Chugach Electric Association, Inc.

Consolidated Balance Sheets

(Unaudited)

Assets	March 31, 2018	December 31, 2017

Utility plant:
Electric plant in service	$1,208,267,411	$1,205,092,224
Construction work in progress	13,314,406	17,952,573
Total utility plant	1,221,581,817	1,223,044,797
Less accumulated depreciation	(516,994,008)	(515,496,312)
Net utility plant	704,587,809	707,548,485

Other property and investments, at cost:
Nonutility property	76,889	76,889
Investments in associated organizations	8,566,510	8,980,410
Special funds	1,467,069	1,466,010
Restricted cash equivalents	756,076	1,028,758
Total other property and investments	10,866,544	11,552,067

Current assets:
Cash and cash equivalents	2,457,282	5,485,631
Special deposits	54,300	54,300
Restricted cash equivalents	549,639	687,370
Marketable securities	11,090,931	11,420,900
Fuel cost under-recovery	4,709,977	4,921,794
Accounts receivable, net	28,436,792	35,680,680
Materials and supplies	16,133,683	15,291,095
Fuel stock	6,648,349	6,901,994
Prepayments	4,970,460	4,953,170
Other current assets	364,160	257,193
Total current assets	75,415,573	85,654,127

Other non-current assets:
Deferred charges, net	32,668,462	32,764,065
Total other non-current assets	32,668,462	32,764,065

Total assets	$823,538,388	$837,518,744

Chugach Electric Association, Inc.

Consolidated Balance Sheets (continued)

(Unaudited)

Liabilities, Equities and Margins	March 31, 2018	December 31, 2017

Equities and margins:
Memberships	$1,724,759	$1,719,154
Patronage capital	176,056,635	172,928,887
Other	14,650,759	14,653,253
Total equities and margins	192,432,153	189,301,294

Long-term obligations, excluding current installments:
Bonds payable	398,416,664	421,833,331
Notes payable	36,366,000	37,164,000
Less unamortized debt issuance costs	(2,607,091)	(2,669,485)
Total long-term obligations	432,175,573	456,327,846

Current liabilities:
Current installments of long-term obligations	26,608,667	26,608,667
Commercial paper	62,000,000	50,000,000
Accounts payable	6,069,221	7,420,279
Consumer deposits	5,279,088	5,335,896
Accrued interest	1,040,747	5,991,619
Salaries, wages and benefits	7,356,171	7,017,131
Fuel	9,677,585	9,913,781
Other current liabilities	7,657,115	7,079,821
Total current liabilities	125,688,594	119,367,194

Other non-current liabilities:
Deferred compensation	1,230,508	1,229,294
Other liabilities, non-current	702,663	531,630
Deferred liabilities	1,219,047	1,249,390
Patronage capital payable	8,798,077	8,798,077
Cost of removal obligation / asset retirement obligation	61,291,773	60,714,019
Total other non-current liabilities	73,242,068	72,522,410

Total liabilities, equities and margins	$823,538,388	$837,518,744

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2018	2017

Operating revenues	$56,057,278	$60,793,482

Operating expenses:
Fuel	18,487,590	20,719,292
Production	4,423,919	3,956,971
Purchased power	4,082,888	4,496,723
Transmission	1,988,004	1,649,799
Distribution	3,735,960	3,040,935
Consumer accounts	1,865,709	1,524,201
Administrative, general and other	5,544,969	6,310,066
Depreciation and amortization	7,343,077	9,525,251
Total operating expenses	$47,472,116	$51,223,238

Interest expense:
Long-term debt and other	5,614,735	5,551,351
Charged to construction	(57,363)	(30,872)
Interest expense, net	$5,557,372	$5,520,479
Net operating margins	$3,027,790	$4,049,765

Nonoperating margins:
Interest income	159,583	150,722
Allowance for funds used during construction	23,873	13,053
Capital credits, patronage dividends and other	(83,286)	48,102
Total nonoperating margins	$100,170	$211,877

Assignable margins	$3,127,960	$4,261,642

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Assignable margins	$3,127,960	$4,261,642
Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation and amortization	7,343,077	9,525,251
Amortization and depreciation cleared to operating expenses	1,262,244	1,122,787
Allowance for funds used during construction	(23,873)	(13,053)
Write off of inventory, deferred charges and projects	26,443	79,538
Other	82,710	(49,333)
(Increase) decrease in assets:
Accounts receivable, net	6,416,498	1,731,178
Fuel cost under-recovery	211,817	0
Materials and supplies	(862,658)	622,119
Fuel stock	253,645	1,440,735
Prepayments	(17,290)	(1,826,739)
Other assets	(106,967)	(132,491)
Deferred charges	(771,655)	(409,749)
Increase (decrease) in liabilities:
Accounts payable	(766,388)	(1,062,710)
Consumer deposits	(56,808)	(286,559)
Fuel cost over-recovery	0	(3,175,802)
Accrued interest	(4,950,872)	(4,767,847)
Salaries, wages and benefits	339,040	109,030
Fuel	(236,196)	3,029,893
Other current liabilities	(272,951)	(250,588)
Deferred liabilities	(815)	0
Net cash provided by operating activities	10,996,961	9,947,302
Cash flows from investing activities:
Return of capital from investment in associated organizations	413,897	369,917
Investment in special funds	(3,139)	0
Proceeds from the sale of marketable securities	250,556	0
Extension and replacement of plant	(3,963,731)	(7,966,158)
Net cash used in investing activities	(3,302,417)	(7,596,241)
Cash flows from financing activities:
Payments for debt issue costs	0	(152,072)
Net increase (decrease) in short-term obligations	12,000,000	(21,000,000)
Proceeds from long-term obligations	0	40,000,000
Repayments of long-term obligations	(24,214,667)	(22,328,667)
Memberships and donations received	3,111	101,677
Retirement of patronage capital and estate payments	(212)	(273,172)
Net receipts on consumer advances for construction	1,078,462	1,044,164
Net cash used in financing activities	(11,133,306)	(2,608,070)
Net change in cash, cash equivalents, and restricted cash equivalents	(3,438,762)	(257,009)
Cash, cash equivalents, and restricted cash equivalents at beginning of period	7,201,759	6,383,217
Cash, cash equivalents, and restricted cash equivalents at end of period	$3,762,997	$6,126,208
Supplemental disclosure of non-cash investing and financing activities:
Cost of removal obligation	$577,754	$812,871
Extension and replacement of plant included in accounts payable	$581,314	$1,600,374
Supplemental disclosure of cash flow information - interest expense paid, net of amounts capitalized	$10,380,240	$9,982,893

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

1.      PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited interim financial statements include the accounts of Chugach Electric Association, Inc. (Chugach) and have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by United States of America generally accepted accounting principles (U.S. GAAP) for complete financial statements.  They should be read in conjunction with Chugach’s audited financial statements for the year ended December 31, 2017, filed as part of Chugach’s annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

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

Chugach has three Collective Bargaining Agreements (CBA’s) with the International Brotherhood of Electrical Workers (IBEW), representing approximately 70% of its workforce. Chugach also has an agreement with the Hotel Employees and Restaurant Employees (HERE). All three IBEW CBA’s are effective through June 30, 2021. The three CBA’s provide for wage increases in all years and include health and welfare premium cost sharing provisions. The HERE contract is effective through June 30, 2021,  and provides for wage, pension contribution, and health and welfare contribution increases in all years.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

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

c. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the three month periods ended March 31, 2018 and 2017 was in compliance with that provision.

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

d. Cash, Cash Equivalents, and Restricted Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

March 31, 2018
Cash and cash equivalents	$2,457,282
Restricted cash equivalents	549,639
Restricted cash equivalents included in other property and investments	756,076
Total cash, cash equivalents and restricted cash equivalents shown in the consolidated statements of cash flows	$3,762,997

Restricted cash equivalents include funds on deposit for future workers’ compensation claims.

e. Marketable Securities

Chugach’s marketable securities consist of bond mutual funds, corporate bonds, and certificates of deposit with a maturity less than 12 months, classified as trading securities, reported at fair value with gains and losses in earnings. Net gains on marketable securities are included in nonoperating margins – capital credits, patronage dividends and other, and are summarized as follows:

Three months ended March 31, 2018
Net gains and losses recognized during the period on trading securities	$79,413
Less: Net gains and losses recognized during the period on trading securities sold during the period	(495)
Unrealized gains and losses recognized during the reporting period on trading securities still held at the reporting date	$78,918

f. Accounts Receivable

Included in accounts receivable are amounts invoiced to ML&P for their proportionate share of current Southcentral Power Project (SPP) costs, which amounted to $1.5 million and $1.3 million at March 31, 2018, and December 31, 2017, respectively. Accounts receivable also included $1.1 million from BRU operations primarily associated with gas sales to ENSTAR Natural Gas Company (ENSTAR) at December 31, 2017, at which time this contract expired.

g. Fuel Stock

Fuel Stock is the weighted average cost of fuel injected into the Cook Inlet Natural Gas Storage (CINGSA). Chugach’s fuel balance in storage amounted to $6.6 million and $6.9 million at March 31, 2018, and December 31, 2017, respectively.

h. Investments in Associated Organizations

Chugach’s investments in associated organizations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment, if any. There were no impairments of these investments recognized during the three months ended March 31, 2018 or 2017.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

4.      REVENUE FROM CONTRACTS WITH CUSTOMERS

a. Nature of goods and services

The following is a description of the contracts and customer classes from which Chugach generates revenue.

i. Energy Sales

Energy sales revenues are Chugach’s primary source of revenue, representing approximately 95.5% of total operating revenue during the three months ended March 31, 2018, and are recognized upon delivery of electricity, based on billing rates authorized by the RCA, which are applied to customers’ usage of electricity. Chugach’s rates are established, in part, on test period sales levels that reflect actual operating results. Chugach's tariffs include provisions for the recovery of gas costs according to gas supply contracts and costs associated with the BRU operations, as well as purchased power costs.

Expenses associated with electric services include fuel purchased from others and produced from Chugach’s interest in the BRU, both of which are used to generate electricity, as well as power purchased from others. Chugach is authorized by the RCA to recover fuel and purchased power costs through the fuel and purchased power adjustment process, which is adjusted quarterly to reflect increases and decreases of such costs. The amount of fuel and purchased power revenue recognized is equal to actual fuel and purchased power costs. We recognize differences between projected recoverable fuel and purchased power costs and amounts actually recovered through rates.  The fuel cost under/over recovery on our Balance Sheet represents the net accumulation of any under- or over-collection of fuel and purchased power costs. Fuel cost under-recovery will appear as an asset on our Balance Sheet and will be collected from our members in subsequent periods. Conversely, fuel cost over-recovery will appear as a liability on our Balance Sheet and will be refunded to our members in subsequent periods.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

Customer Class	Nature, timing of satisfaction of performance obligations, and significant payment terms
Retail

Retail energy customers can have up to four components of monthly billing included in revenue – energy, fuel and purchased power, demand and customer charge. The energy rate and fuel and purchased power surcharge are applied by kilowatt hour (kWh) usage. The demand charge is applied by kilowatt (kW). The customer charge is a monthly amount applied by meter.

Wholesale

Classified as firm energy sales. Four components of monthly billing are included in revenue – energy, fuel and purchased power, demand and customer charge. The energy rate and fuel and purchased power surcharge are applied by kWh usage. The customer charge is a monthly amount applied by meter. The demand charge is applied by kW.

Economy

Classified as non-firm (interruptible) energy sales. Four components of monthly billing are included in revenue – operations and maintenance, margin, and fuel. The operations and maintenance and margin rates are applied by megawatt hour (MWh) usage. The actual fuel costs are billed per thousand cubic feet (Mcf) used.

Payment on energy sales invoices to all customer classes above are due within one month or 30 days.

Chugach calculates unbilled revenue, for residential and commercial customers, at the end of each month to ensure the recognition of a full months’s revenue. Chugach accrued $9,176,639 and $9,505,446 of unbilled retail revenue at March 31, 2018 and 2017,  respectively, which is included in accounts receivable on the Balance Sheet. Revenue derived from wholesale and economy customers is recorded from metered locations on a calendar month basis, so no estimation is required.

The collectability of our energy sales is very high with typically 0.10% written off as bad debt expense, adjusted annually.

There were no costs associated with obtaining any of these contracts, therefore no asset was recognized or recorded associated with obtaining any contract.

ii. Wheeling

Wheeling represented 3.6% of our revenue during the three months ended March 31, 2018, and was recorded through the wheeling of energy across Chugach’s transmission lines at rates set by utility tariff and approved by the RCA.  The rates are applied to MWh of energy wheeled. The collectability of wheeling is very high, with no adjustment required.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

iii.  Gas Sales

There were no gas sales during the three months ended March 31, 2018. Gas sales represented 2.6% of our revenue in during the three months ended March 31, 2017, and were recorded through the transfer of natural gas and billed monthly, using Mcf as the unit of measure, and the RCA approved gas transfer price, revised annually. The collectability of gas sales was very high, with no adjustment required.

iv. Other Miscellaneous Services

Other miscellaneous services consist of various agreements including dispatch service and gas transfer agreements, pole rentals and microwave bandwidth. Revenue from these agreements is billed monthly and represented 0.9% of our total operating revenue during the three months ended March 31, 2018. The revenue recognized from these agreements is recorded as the service is provided over a period of time. The collectability of these agreements is very high, with no adjustment required.

b. Disaggregation of Revenue

The table below details the revenue recognized by customer class and disaggregates base revenue from fuel and purchased power revenue recognized in the Consolidated Statement of Operations for the three months ended March 31, 2018, and 2017 (in millions).

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2018	2017	% Variance	2018	2017	% Variance	2018	2017	% Variance
Retail	$32.3	$33.9	(4.7%)	$19.9	$19.5	2.1%	$52.2	$53.4	(2.2%)
Wholesale	$0.5	$0.6	(16.7%)	$0.8	$0.8	0.0%	$1.3	$1.4	(7.1%)
Economy	$0.0	$0.1	(100.0%)	$0.0	$1.8	(100.0%)	$0.0	$1.9	(100.0%)
Total Energy Sales	$32.8	$34.6	(5.2%)	$20.7	$22.1	(6.3%)	$53.5	$56.7	(5.6%)
Wheeling	$0.0	$0.0	0.0%	$2.0	$1.9	5.3%	$2.0	$1.9	5.3%
Gas Sales	$0.0	$0.0	0.0%	$0.0	$1.6	(100.0%)	0.0	1.6	(100.0%)
Other	$0.5	$0.6	(16.7%)	$0.0	$0.0	0.0%	$0.5	$0.6	(16.7%)
Total Miscellaneous	$0.5	$0.6	(16.7%)	$2.0	$3.5	(42.9%)	$2.5	$4.1	(39.0%)
Total Revenue	$33.3	$35.2	(5.4%)	$22.7	$25.6	(11.3%)	$56.0	$60.8	(7.9%)

c. Contract Balances

The table below provides information about receivables, contract assets and contract liabilities.

	March 31, 2018	December 31, 2017
Receivables, included in accounts receivable	$26,694,354	$31,215,494
Consumer deposits	3,813,809	3,754,416
Contract asset	4,709,977	4,921,794
Contract liabilities	1,465,279	1,581,481

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

Accounts receivable represent amounts receivable from retail, wholesale, economy, wheeling, and BRU customers. Consumer deposits represent the deposits required of certain customers to receive electric service and are refundable payments not recognized in revenue. When the customer either terminates service or has established a positive payment history, the deposit is either returned to the customer in cash or applied to the customer’s account.

The contract asset consists of the fuel cost under-recovery and represents the under-collection of fuel and purchased power costs through the fuel and purchased power adjustment process, which will be collected from customers in the following quarter.

Contract liabilities consist of credit balances and fuel cost over-recovery. Credit balances represent the prepaid accounts of retail customers and are recognized in revenue as the customer uses electric service. Fuel cost over-recovery represents the over-collection of fuel and purchased power costs through the fuel and purchased power adjustment process, which will be refunded to customers through lower rates in the following quarter.

Significant changes in the contract assets and liabilities balances during the first quarter of 2018 are as follows:

	Contract assets Increase (decrease)	Contract liabilities (Increase) decrease
Revenue recognized that was included in the contract liability balance at the beginning of the period	$0	$1,098,245
Transferred to revenue from contract asset recognized at the beginning of the period	(4,921,794)	0
Cash received, excluding amounts recognized as revenue during the period	4,709,977	(982,043)
Net change	$(211,817)	$116,202

d. Transaction Price Allocated to Remaining Performance Obligations

The table below includes estimated revenue to be recognized during the remainder of 2018 and in 2019 related to performance obligations that are unsatisfied (or partially unsatisfied) at March 31, 2018.

2018
Credit balances	$1,465,279

Credit balances are primarily associated with Chugach’s LevelPay program. The program calculates the monthly amount to be collected from customers annually. It is anticipated the balance will be recognized in revenue within the following year as customers consume electricity.

Chugach’s fuel cost over- and under- recovery are adjusted quarterly, therefore, assumes amounts over or under collected will be collected or refunded in the following quarter.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

5.      REGULATORY MATTERS

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

Chugach submitted its December 2016 test year SRF with the RCA on March 1, 2017, as an informational filing with no changes to demand and energy rates.  Chugach submitted quarterly SRF filings which resulted in a 3.0% decrease to system demand and energy rates effective July 1, 2017, an increase of 1.9% for rates effective November 1, 2017, and an increase of 0.4 % for rates effective February 1, 2018. Chugach submitted its December 31, 2017 test year SRF with the RCA on March 30, 2018. The RCA approved a system demand and energy rate increase of 0.3%, effective May 1, 2018.

Fuel and Purchased Power Rates

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

The Fuel and Purchased Power rate is comprised of three rate elements: Fuel, Purchased Power and the Fire Island Adjustment Factor (FIW Adj.). The total Fuel and Purchased Power rates at March 2017 and March 2018 were $0.05508 and $0.06798, respectively.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

6.      DEBT

Lines of Credit

Chugach maintains a $50.0 million line of credit with National Rural Utilities Cooperative Finance Corporation (NRUCFC). Chugach did not utilize this line of credit in the three months ended March 31, 2018. In addition, Chugach did not utilize this line of credit during 2017 and had no outstanding balance at December 31, 2017.  The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC. The borrowing rate was 3.00% at March 31, 2018, and December 31, 2017. The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. The NRUCFC line of credit was renewed September 29, 2017, and expires September 29, 2022. This line of credit is immediately available for unconditional borrowing.

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

Chugach expects to continue issuing commercial paper in 2018, as needed. Chugach had $62.0 million and $50.0 million of commercial paper outstanding at March 31, 2018, and December 31, 2017, respectively.

The following table provides information regarding average commercial paper balances outstanding for the quarters ended March 31, 2018, and 2017 (dollars in millions), as well as corresponding weighted average interest rates:

2018		2017
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$45.1	1.93%	$62.3	0.97%

Term Loans

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2016 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated June 30, 2016, and secured by the Second Amended and Restated Indenture of Trust (Indenture). At March 31, 2018, Chugach had $39.6 million outstanding with CoBank.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

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

Debt Issuance Costs

The following table outlines debt issuance costs associated with long-term obligations, excluding current installments, at March 31, 2018.

	Long-term Obligations	Unamortized Debt Issuance Costs
2011 Series A Bonds	$189,666,664	$1,187,683
2012 Series A Bonds	172,750,000	998,391
2017 Series A Bonds	36,000,000	196,776
2016 CoBank Note	36,366,000	224,241
	$434,782,664	$2,607,091

The following table outlines debt issuance costs associated with long-term obligations, excluding current installments, at December 31, 2017.

	Long-term Obligations	Unamortized Debt Issuance Costs
2011 Series A Bonds	$200,333,331	$1,218,687
2012 Series A Bonds	183,500,000	1,019,582
2017 Series A Bonds	38,000,000	199,399
2016 CoBank Note	37,164,000	231,817
	$458,997,331	$2,669,485

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

7.      RECENT ACCOUNTING PRONOUNCEMENTS

Issued, and adopted at March 31, 2018:

ASC Update 2014-09 “Revenue from Contracts with Customers (Topic 606)” and Related Updates

In May of 2014, the FASB issued ASC Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides guidance for the recognition, measurement and disclosure of revenue related to the transfer of promised goods or services to customers. Chugach adopted the standard on January 1, 2018, using the modified retrospective transition method with no cumulative effect adjustment as of adoption.

We evaluated our contracts associated with energy sales, wheeling, gas sales, and other miscellaneous revenue and did not identify any change to the timing or pattern of revenue recognition.  The adoption of Topic 606 also included additional disclosure requirements. See “Note 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS.”

ASC Update 2016-01 “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”

In January of 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends guidance related to certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption not permitted with certain exceptions. Chugach began application of ASU 2016-01 on January 1, 2018. Adoption did not have a material effect on its results of operations, financial position, and cash flows.

ASC Update 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)”

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). ASU 2016-15 clarifies how certain cash payments and cash proceeds should be classified on the statement of cash flows to limit the diversity in practice. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. Chugach began application of ASU 2016-15 on January 1, 2018. Adoption did not have a material effect on its results of operations,  financial position., and cash flows.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

ASC Update 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)”

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” ASU 2016-18 clarifies how to classify and present changes in restricted cash or cash equivalents that occur when there are transfers between cash, cash equivalents, and restricted cash or restricted cash equivalents and when there are direct cash receipts into or payments made from restricted cash or restricted cash equivalents on the statement of cash flows to limit the diversity in practice. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. Chugach began application of ASU 2016-18 on January 1, 2018. Adoption did not have a material effect on its results of operations, financial position, and cash flows.

While there was not a material impact to the net change in cash flows, the beginning and ending cash balances for the three months ended March 31, 2017, increased $1,710,282 and $1,710,681, respectively, to reflect the restricted cash equivalents balances.

ASC Update 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business”

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition of a business by providing a screen to determine when a set of assets and activities acquired or disposed of constitute a business, as well as a framework for evaluating whether all elements of a business are present in the set. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted only when the transaction has not been reported in financial statements. Chugach began application of ASU 2017-01 on January 1, 2018. Adoption did not have a material effect on its results of operations, financial position, and cash flows.

ASC Update 2017-07 “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 amends current guidance on the presentation and disclosure of other compensation costs in the income statement. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted only for financial statements that have not been issued. Chugach began application of ASU 2017-07 on January 1, 2018. Adoption did not have a material effect on its results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

Issued, not yet adopted:

ASC Update 2016-02 “Leases (Topic 842): Section A – Leases: Amendments to the FASB Accounting Standards Codification; Section B – Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification; Section C – Background Information and Basis for Conclusions” and Related Updates

In February of 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): Section A – Leases: Amendments to the FASB Accounting Standards Codification; Section B – Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification; Section C – Background Information and Basis for Conclusions.” ASU 2016-02 amends guidance related to the recognition, measurement, presentation and disclosure of leases for lessors and lessees. While accounting for lessors remains substantially the same, lessee accounting requires significant changes from current U.S. GAAP. Pursuant to the new standard, lessees will be required to identify all leases, including those embedded in contracts, classify leases as finance or operating, recognize all leases on the balance sheet and record corresponding right-of-use assets and lease liabilities. The update requires the recognition of lease assets and liabilities for those leases currently classified as operating leases while also refining the definition of a lease. Operating leases will reflect lease expense on a straight-line basis, while finance leases will result in the separate presentation of interest expense on the lease liability and amortization expense of the right-of-use asset.

In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842.” ASU 2018-01 amends ASU 2016-02 to provide an optional transition practical expedient allowing entities to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840.

Chugach is evaluating the impact of these updates as well as existing land easements to determine if we will elect to use the practical expedient for transition. We will continue to monitor utility industry implementation issues that may change existing and future lease classification.

These updates are effective for fiscal years beginning after December 15, 2018, including the interim periods within those years, with early adoption permitted. Chugach will begin application of ASU 2016-02 and ASU 2018-01 on January 1, 2019. Chugach expects these updates to increase the recorded amounts of assets and liabilities and we are evaluating the significance of the increase. We are also evaluating the impact of these updates to our results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

ASC Update 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 revised the criteria for the measurement, recognition, and reporting of credit losses on financial instruments to be recognized when expected. This update is effective for fiscal years beginning after December 15, 2019, including the interim periods within those years, with early adoption permitted for fiscal years beginning after December 15, 2018, including interim periods within those years. Chugach will begin application of ASU 2016-13 on January 1, 2020. Adoption is not expected to have a material effect on its results of operations, financial position, and cash flows.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

The table below presents the balance of Chugach’s marketable securities measured at fair value on a recurring basis at March 31, 2018, and December 31, 2017.  Chugach’s bond mutual funds, corporate bonds, and marketable certificates of deposit are measured using quoted prices in active markets. Chugach had no other assets or liabilities measured at fair value on a recurring basis at March 31, 2018, or at  December 31, 2017.

March 31, 2018	Total	Level 1	Level 2	Level 3
Bond mutual funds	$8,025,838	$8,025,838	$0	$0
Certificates of deposit	$3,065,093	$3,065,093	$0	$0

December 31, 2017	Total	Level 1	Level 2	Level 3
Bond mutual funds	$8,109,242	$8,109,242	$0	$0
Corporate bonds	$248,335	$248,335	$0	$0
Certificates of deposit	$3,063,323	$3,063,323	$0	$0

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The fair value of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying value due to their short-term nature.

The estimated fair values (in thousands) of long-term obligations included in the financial statements at March 31, 2018, are as follows:

	Carrying Value	Fair Value Level 2
Long-term obligations (including current installments)	$461,391	$473,565

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

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

10.    COMMITMENTS AND CONTINGENCIES

Contingencies

Chugach is a participant in various legal actions, rate disputes, personnel matters and claims both for and against Chugach’s interests. Management believes the outcome of any such matters will not materially impact Chugach’s financial condition, results of operations or liquidity. Chugach establishes reserves when a particular contingency is probable and calculable. Chugach has not accrued for any contingency at March 31, 2018, as it does not consider any contingency to be probable nor calculable. Chugach faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated.

Concentrations

Approximately 70% of our employees are members of the IBEW. Chugach has three CBA’s with the IBEW. We also have a CBA with the HERE. All three IBEW CBA’s and the HERE CBA have been renewed through June 30, 2021.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

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

BRU Operations

Chugach and other owners, ML&P and Hilcorp, are operating under an existing Joint Operating Agreement. Hilcorp is the operator for BRU. The owners are considering updating the existing Joint Operating Agreement to better match the new owners’ interests.

Patronage Capital

Pursuant to agreements reached with HEA and MEA, patronage capital allocated or retired to HEA or MEA is classified as patronage capital payable on Chugach’s balance sheet. At March 31, 2018, and December 31, 2017, patronage capital payable to MEA and HEA was $4.9 million and $5.9 million, respectively.

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

Potential ML&P Acquisition

In December 2017, the Mayor of Anchorage, Alaska, announced plans to place a proposition on the April 3, 2018 municipal ballot allowing the voters to authorize the sale of ML&P to Chugach. The proposition was approved by Anchorage voters 65.08% to 34.92% per the certified election results. Terms are being negotiated and if agreement between Chugach and ML&P can be reached, the terms will require approval by the Chugach Board of Directors, the Anchorage Assembly and the RCA, prior to the sale being finalized.

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

In June 2016, the RCA opened a docket to “evaluate the reliability and security standards and practices of Alaska Electric Utilities.” In 2017, Chugach and several other Alaska Railbelt utilities entered into a contract with GDS Associates, Inc. (GDS). GDS’s scope is to facilitate discussion among all six Alaska Railbelt utilities and various stakeholders with an end goal of submitting to the RCA a proposal for a Railbelt Reliability Council (RRC), including a governance structure, that will be responsible for adoption and enforcement of uniform reliability standards and integrated transmission resource planning. GDS presented to the RCA during technical conferences in January and March 2018. Chugach and the other utilities plan to provide GDS’s final recommendation of the RRC to the RCA in May 2018.  While Chugach cannot determine the materiality of any effect on its results of operations, financial condition, and cash flows until a business model and plan are adopted, it anticipates a positive outcome.

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

Chugach’s interest in the BRU is to reduce the cost of electric service to its retail and wholesale members by securing an additional long-term supply of natural gas to meet on-going generation requirements. The BRU interest complements existing gas supplies and is expected to provide greater fuel diversity at an effective annual cost that is $2 million to $3 million less than alternative sources of gas in the Cook Inlet region. Approximately 80% of Chugach’s current generation requirements are met from natural gas, 16% are met from hydroelectric facilities, and 4% are met from wind.

The BRU is expected to provide gas to meet Chugach’s on-going generation requirements over an approximate 18-year period. Gas associated with the BRU is expected to provide about 15% of Chugach’s gas requirements through 2033, although actual gas quantities produced are expected to vary on a year-by-year basis.

Chugach has a firm gas supply contract with Hilcorp, see “ITEM 1 – FINANCIAL STATEMENTS – Note 10 – COMMITMENTS AND CONTINGENCIES – Commitments – Fuel Supply Contracts.” In addition to this firm contract, Chugach has gas supply agreements with AIX Energy LLC through March 31, 2024 (with an option to extend the term an additional 5-year period through March 31, 2029), and with Cook Inlet Energy LLC through March 31, 2023. Collectively, these agreements provide added diversification and optionality for Chugach to minimize costs within its gas supply portfolio.

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins decreased $1.1 million, or 26.6%, during the first quarter of 2018 compared to the first quarter of 2017, primarily due to decreased sales revenue.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased $4.8 million, or 7.9%, in the first quarter of 2018 compared to the first quarter of 2017. This decrease was primarily due to lower energy sales caused by warmer weather, as well as lower economy energy sales to GVEA and HEA and the expiration of the gas sales contract with ENSTAR.

Retail revenue decreased $1.2 million, or 2.2%, in the first quarter of 2018 compared to the first quarter of 2017 due to lower energy sales, as discussed above, which was somewhat offset by higher fuel and purchased power costs recovered through the fuel and purchased power adjustment process.

Wholesale revenue decreased $0.1 million, or 7.1%, in the first quarter of 2018 compared to the first quarter of 2017, due to lower energy sales, as discussed above.

Economy revenue decreased $1.9 million, or 100.0%, in the first quarter of 2018 compared to the first quarter of 2017, due to lower sales to GVEA and HEA.

Miscellaneous revenue decreased $1.6 million, or 39.0%, in the first quarter of 2018 compared to the first quarter of 2017, due to the expiration of the ENSTAR gas sales contract.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to Seward contributed approximately $0.3 million and $0.4 million to Chugach’s fixed costs for the quarters ended March 31, 2018 and 2017, respectively.

See “ITEM 1 – FINANCIAL STATEMENTS – Note 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS,” for a table showing the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended March 31, 2018 and 2017.

The following table summarizes kWh sales for the quarter ended March 31:

Customer	2018 kWh	2017 kWh

Retail	293,232,377	306,599,162
Wholesale	14,351,206	15,227,089
Economy Energy	207	16,303,000
Total	307,583,790	338,129,251

From the first quarter of 2017 to the first quarter of 2018, base demand and energy rates decreased 0.6% to retail and 6.7% to Seward, respectively. The decreases are the result of the net impact associated with final rates from Chugach’s SRF process.

Total operating expenses decreased $3.7 million, or 7.3%, in the first quarter of 2018 compared to the first quarter of 2017, primarily due to lower fuel and depreciation and amortization expense.

Fuel expense decreased $2.2 million, or 10.8%, in the first quarter of 2018 compared to the first quarter of 2017, primarily due to less fuel purchased for generation as a result of lower energy sales. In the first quarter of 2018, Chugach used 2,194,538 Mcf of fuel at an average effective delivered price of $7.86 per Mcf. In the first quarter of 2017, Chugach used 2,424,861 Mcf of fuel at an average effective delivered price of $7.87 per Mcf.

Production expense increased $0.5 million, or 11.8%, in the first quarter of 2018 compared to the first quarter of 2017, primarily due to amortization associated with Beluga Power Plant production equipment parts.

Purchased power expense decreased $0.4 million, or 9.2%, in the first quarter of 2018 compared to the first quarter of 2017, primarily due to a lower average effective price, which was somewhat offset by more energy purchased. In the first quarter of 2018, Chugach purchased 53,270 MWh of energy at an average effective price of 6.24 cents per kWh. In the first quarter of 2017, Chugach purchased 51,636 MWh of energy at an average effective price of 7.31 cents per kWh.

Transmission expense increased $0.3 million, or 20.5%, in the first quarter of 2018 compared to the first quarter of 2017, primarily due to less capital substation labor.

Distribution expense increased $0.7 million, or 22.9%, in the first quarter of 2018 compared to the first quarter of 2017, primarily due to higher expense labor and costs associated with vegetation control.

Consumer accounts expense increased $0.3 million, or 22.4%, in the first quarter of 2018 compared to the first quarter of 2017, primarily due to advertising costs associated with the ML&P acquisition.

Administrative, general and other expense decreased $0.8 million, or 12.1%, in the first quarter of 2018 compared to the first quarter of 2017, primarily due to the deferred classification of costs associated with the ML&P acquisition.

Depreciation and amortization decreased $2.2 million, or 22.9%, in the first quarter of 2018 compared to the first quarter of 2017, primarily due to the implementation of lower depreciation rates effective July 1, 2017.

Interest on long-term and other debt and interest charged to construction did not materially change in the first quarter of 2018 compared to the first quarter of 2017.

Non-operating margins decreased $0.1 million, or 52.7%, in the first quarter of 2018 compared to the first quarter of 2017, primarily due to the change in market value of marketable securities.

Financial Condition

Assets

Total assets did not materially change from December 31, 2017, to March 31, 2018. Decreases in net utility plant, cash and cash equivalents, and accounts receivable, were somewhat offset by an increase in materials and supplies over the same period. Net utility plant decreased $3.0 million, or 0.4%, due to retirements and depreciation expense in excess of extension and replacement of plant. Cash and cash equivalents decreased $3.0 million, or 55.2%, primarily due to principal payments on long-term obligations and lower operating revenue. Accounts receivable decreased $7.2 million, or 20.3%, primarily due to a decrease in energy sales from winter to spring and the expiration of the gas sales contract with ENSTAR. Materials and supplies increased $0.8 million, or 5.5%, due to the purchase of inventory to be used in the approaching construction season.

Liabilities and Equity

Total liabilities, equities and margins did not materially change from December 31, 2017, to March 31, 2018. Decreases in long-term obligations and accrued interest were somewhat offset by an increase in commercial paper. Long-term obligations decreased $24.1 million, or 5.3%, accrued interest decreased $4.9 million, or 82.6%, and commercial paper increased $12.0 million, or 24.0%, due to payment of principal and accrued interest on long-term obligations in March 2018.

LIQUIDITY AND CAPITAL RESOURCES

Summary

Chugach ended the first quarter of 2018 with $3.8 million of cash, cash equivalents, and restricted cash equivalents down from $6.1 million at December 31, 2017. At March 31, 2018, Chugach also had $11.1 million in marketable securities. Chugach did not utilize its $50.0 million line of credit maintained with NRUCFC in the first quarter, therefore, this line of credit had no outstanding balance and the available borrowing capacity under this line was $50.0 million at March 31, 2018. Chugach issued additional commercial paper and ended the first quarter with $62.0 million of commercial paper outstanding, thus the available borrowing capacity under the commercial paper program at March 31, 2018, was $88.0 million.

Cash equivalents consist of all highly liquid debt instruments, with a maturity of three months or less when purchased, and a concentration account with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes Chugach’s cash flows from operating, investing and financing activities for the three months ended March 31, 2018 and 2017.

	2018	2017
Total cash provided by (used in):
Operating activities	$10,996,961	$9,947,302
Investing activities	(3,302,417)	(7,596,241)
Financing activities	(11,133,306)	(2,608,070)
Increase (decrease) in cash and cash equivalents	$(3,438,762)	$(257,009)

Operating Activities

Cash provided by operating activities was $11.0 million for the three months ended March 31, 2018, compared with $9.9 million for the three months ended March 31, 2017. The increase in cash provided by operating activities in the first three months of 2018 from the same period in 2017 was primarily due to the collection of receivables. Additionally, more cash used for fuel stock and fuel was somewhat offset by more cash provided by fuel and purchased power recovery, as a result of the under-collection of the prior quarter’s fuel and purchased power costs during the first quarter of 2018 compared with the refunding of the prior quarter’s fuel and purchased power costs during the first quarter of 2017.

Investing Activities

Cash used in investing activities was $3.3 million for the three months ended March 31, 2018, compared with $7.6 million for the three months ended March 31, 2017. The change in cash used in investing activities was primarily due to less cash used for extension and replacement of plant.

Capital construction through March 31, 2018, was $4.0 million and is estimated to be $49.8 million for the full year. Once funding from other sources is collected, the total cash requirement is estimated to be $41.9 million for 2018. Capital improvement expenditures are expected to increase during the second quarter as the construction season begins.

Financing Activities

Cash used in financing activities was $11.1 million for the three months ended March 31, 2018, compared with $2.6 million for the three months ended March 31, 2017. The change in cash used in financing activities was primarily due to issuance of the 2017 Bonds and payment of commercial paper in the first quarter of 2017.

Sources of Liquidity

Chugach satisfies its operational and capital cash requirements through internally generated funds, a $50.0 million line of credit from NRUCFC and a $150.0 million commercial paper program. At March 31, 2018, there was no outstanding balance on the NRUCFC line of credit and $62.0 million of outstanding commercial paper. Therefore, at March 31, 2018, the available borrowing capacity under Chugach’s line of credit with NRUCFC was $50.0 million and the available commercial paper capacity was $88.0 million.

Commercial paper can be repriced between one day and 270 days. The average commercial paper balance for the three months ended March 31, 2018, was $45.1 million with a corresponding weighted average interest rate of 1.93%. The maximum amount of outstanding commercial paper for the three months ended March 31, 2018, was $64.0 million.

The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding monthly weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate
January 2018	$44.7	1.80%
February 2018	$38.1	1.78%
March 2018	$51.8	2.12%

At March 31, 2018, Chugach had a term loan facility with CoBank. Loans made under these facilities are evidenced by the 2016 CoBank Note, which is governed by the Second and Amended and Restated Master Loan Agreement dated June 30, 2016 and secured by the Indenture.

At March 31, 2018, Chugach had the following outstanding with this facility:

	Principal Balance	Interest Rate at March 31, 2018	Maturity Date	Principal Payment Dates

2016 CoBank Note	$39,558,000	2.58%	2031	2018-2031

Under the Indenture, additional obligations may be sold by Chugach upon the basis of bondable additions and the retirement or defeasance of or principal payments on previously outstanding obligations. The principal payment capacity as of March 15, 2018, was $100.9 million, compared to the previously reported $63.6 million. This amount has been revised to include the principal paid on the 2011 CoBank Note. Chugach’s ability to sell additional debt obligations will be dependent on the market’s perception of Chugach’s financial condition and Chugach’s continuing compliance with financial covenants contained in its debt agreements.

Chugach management continues to expect that cash flows from operations and external funding sources, including additional commercial paper borrowings, will be sufficient to cover operational, financing and capital funding requirements in 2018 and thereafter.

CRITICAL ACCOUNTING POLICIES

As of March 31, 2018, there have been no significant changes in Chugach’s critical accounting policies as disclosed in Chugach’s 2017  Annual Report on Form 10-K. This includes policies regarding electric utility regulation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Information required by this Item is contained in Note 7 to the “Notes to Financial Statements” within Part I, Item 1 of this Form 10-Q.

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

Interest Rate Risk

At March 31, 2018, short- and long- term debt was comprised of the 2011, 2012, and 2017 Series A Bonds, the 2016 CoBank Note and outstanding commercial paper.

The interest rates of the 2011, 2012, and 2017 Series A Bonds, and 2016 CoBank Note are fixed and set forth in the table below with the carrying value and fair value (dollars in thousands) at March 31, 2018.

	Maturing	Interest Rate	Carrying Value	Fair Value
2011 Series A, Tranche A	2031	4.20%	$58,500	$59,023
2011 Series A, Tranche B	2041	4.75%	141,833	150,946
2012 Series A, Tranche A	2032	4.01%	52,500	52,385
2012 Series A, Tranche B	2042	4.41%	81,000	84,040
2012 Series A, Tranche C	2042	4.78%	50,000	53,846
2017 Series A, Tranche A	2037	3.43%	38,000	36,192
2016 CoBank Note	2031	2.58%	39,558	37,133
Total			$461,391	$473,565

Chugach is exposed to market risk from changes in interest rates associated with its credit facility. Chugach’s credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the LIBOR. At March 31, 2018, Chugach had $62.0 million of commercial paper outstanding. A 100 basis-point rise or decline in interest rates would increase or decrease interest expense by approximately $0.6 million, based on $62.0 million of variable rate debt outstanding at March 31, 2018.

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

Changes in Internal Control Over Financial Reporting

Effective January 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (Topic 606). Although adoption of Topic 606 had an immaterial impact on our financial statements, we implemented certain changes to our related revenue recognition control activities, including the development of new policies and periodic reviews of revenue transactions, based on the five-step model provided in the new revenue standard.

There have been no changes in Chugach’s internal controls over financial reporting identified in connection with the evaluation that occurred during the first quarter of 2018 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information required by this Item is contained in Note 10 to the “Notes to Financial Statements” within Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS

Regulatory

Chugach’s billing rates are approved by the RCA. Chugach submitted its December 31, 2017 test year SRF with the RCA on March 30, 2018.  The RCA approved a demand and energy rate increase of 0.3 percent to retail and a demand and energy rate decrease of 0.2 percent to Seward, effective May 1, 2018. See “ITEM 1 FINANCIAL STATEMENTS – Note 5 – REGULATORY MATTERS – Simplified Rate Filing.”

For information regarding additional risk factors, refer to Item 1A of Chugach’s Annual Report on Form 10-K for the year ended December 31, 2017. Except as noted above, these risk factors have not materially changed as of March 31, 2018.

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Lee D. Thibert
Lee D. Thibert
Chief Executive Officer

By:	/s/ Sherri L. Highers
Sherri L. Highers
Chief Financial Officer

Date:	May 14, 2018