Form 10-Q
period 2018-06-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2018-08-10
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the unaudited financial statements of Chugach as of and for the quarter ended June 30, 2018, follow.

Chugach Electric Association, Inc.

Consolidated Balance Sheets

(Unaudited)

Assets	June 30, 2018	December 31, 2017

Utility plant:
Electric plant in service	$1,207,649,476	$1,205,092,224
Construction work in progress	16,862,505	17,952,573
Total utility plant	1,224,511,981	1,223,044,797
Less accumulated depreciation	(519,871,345)	(515,496,312)
Net utility plant	704,640,636	707,548,485

Other property and investments, at cost:
Nonutility property	76,889	76,889
Investments in associated organizations	8,566,395	8,980,410
Special funds	1,843,468	1,466,010
Restricted cash equivalents	748,953	1,028,758
Total other property and investments	11,235,705	11,552,067

Current assets:
Cash and cash equivalents	4,689,826	5,485,631
Special deposits	54,300	54,300
Restricted cash equivalents	556,783	687,370
Marketable securities	10,990,577	11,420,900
Fuel cost under-recovery	1,670,979	4,921,794
Accounts receivable, net	25,691,910	35,680,680
Materials and supplies	16,152,897	15,291,095
Fuel stock	8,999,951	6,901,994
Prepayments	3,216,623	4,953,170
Other current assets	180,598	257,193
Total current assets	72,204,444	85,654,127

Other non-current assets:
Deferred charges, net	33,522,024	32,764,065
Total other non-current assets	33,522,024	32,764,065

Total assets	$821,602,809	$837,518,744

Chugach Electric Association, Inc.

Consolidated Balance Sheets (continued)

(Unaudited)

Liabilities, Equities and Margins	June 30, 2018	December 31, 2017

Equities and margins:
Memberships	$1,732,662	$1,719,154
Patronage capital	174,834,061	172,928,887
Other	14,798,475	14,653,253
Total equities and margins	191,365,198	189,301,294

Long-term obligations, excluding current installments:
Bonds payable	398,416,664	421,833,331
Notes payable	35,568,000	37,164,000
Less unamortized debt issuance costs	(2,546,476)	(2,669,485)
Total long-term obligations	431,438,188	456,327,846

Current liabilities:
Current installments of long-term obligations	26,608,667	26,608,667
Commercial paper	53,000,000	50,000,000
Accounts payable	10,003,134	7,420,279
Consumer deposits	5,084,010	5,335,896
Accrued interest	5,683,092	5,991,619
Salaries, wages and benefits	8,004,309	7,017,131
Fuel	7,810,650	9,913,781
Other current liabilities	8,598,707	7,079,821
Total current liabilities	124,792,569	119,367,194

Other non-current liabilities:
Deferred compensation	1,318,295	1,229,294
Other liabilities, non-current	730,506	531,630
Deferred liabilities	1,214,613	1,249,390
Patronage capital payable	8,798,077	8,798,077
Cost of removal obligation / asset retirement obligation	61,945,363	60,714,019
Total other non-current liabilities	74,006,854	72,522,410

Total liabilities, equities and margins	$821,602,809	$837,518,744

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018		2017

Operating revenues	$45,988,583	$51,554,650	$102,045,861	0	$112,348,132

Operating expenses:
Fuel	12,554,088	17,476,837	31,041,678		38,196,129
Production	4,183,286	4,283,746	8,607,205		8,240,717
Purchased power	4,212,015	4,153,184	8,294,903		8,649,907
Transmission	1,741,184	1,400,259	3,729,188		3,050,058
Distribution	3,885,589	3,246,879	7,621,549		6,287,814
Consumer accounts	1,651,942	1,572,888	3,517,651		3,097,089
Administrative, general and other	5,870,304	6,800,539	11,415,273		13,110,605
Depreciation and amortization	7,394,219	9,431,420	14,737,296		18,956,671
Total operating expenses	$41,492,627	$48,365,752	88,964,743		99,588,990

Interest expense:
Long-term debt and other	5,501,411	5,565,158	11,116,146		11,116,509
Charged to construction	(67,498)	(30,127)	(124,861)		(60,999)
Interest expense, net	$5,433,913	$5,535,031	10,991,285		11,055,510
Net operating margins	$(937,957)	$(2,346,133)	2,089,833		1,703,632

Nonoperating margins:
Interest income	191,113	156,109	350,696		306,831
Allowance for funds used during construction	28,125	12,611	51,998		25,664
Capital credits, patronage dividends and other	(108,815)	33,196	(192,101)		81,298
Total nonoperating margins	$110,423	$201,916	210,593		413,793

Assignable margins	$(827,534)	$(2,144,217)	$2,300,426		$2,117,425

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Assignable margins	$2,300,426	$2,117,425
Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation and amortization	14,737,296	18,956,671
Amortization and depreciation cleared to operating expenses	2,517,243	2,262,909
Allowance for funds used during construction	(51,998)	(25,664)
Write off of inventory, deferred charges and projects	127,681	367,217
Other	208,450	(84,353)
(Increase) decrease in assets:
Accounts receivable, net	9,255,648	4,054,506
Fuel cost under-recovery	3,250,815	(1,973,718)
Materials and supplies	(886,757)	2,267,603
Fuel stock	(2,097,957)	(2,443,387)
Prepayments	1,736,547	(1,571,069)
Other assets	76,595	108,582
Deferred charges	(2,458,074)	(600,451)
Increase (decrease) in liabilities:
Accounts payable	1,280,213	(507,757)
Consumer deposits	(251,886)	(117,854)
Fuel cost over-recovery	0	(3,824,722)
Accrued interest	(308,527)	110,678
Salaries, wages and benefits	987,178	300,444
Fuel	(2,103,131)	2,695,984
Other current liabilities	(94,221)	27,787
Deferred liabilities	(3,698)	0
Net cash provided by operating activities	28,221,843	22,120,831
Cash flows from investing activities:
Return of capital from investment in associated organizations	414,012	370,010
Investment in special funds	(296,047)	0
Investment in marketable securities and investments-other	(1,423,399)	(1,156,286)
Proceeds from the sale of marketable securities	1,672,465	0
Extension and replacement of plant	(9,708,321)	(15,383,495)
Net cash used in investing activities	(9,341,290)	(16,169,771)
Cash flows from financing activities:
Payments for debt issue costs	0	(184,778)
Net increase (decrease) in short-term obligations	3,000,000	(26,200,000)
Proceeds from long-term obligations	0	40,000,000
Repayments of long-term obligations	(25,012,667)	(23,240,667)
Memberships and donations received	158,730	151,663
Retirement of patronage capital and estate payments	(395,252)	(363,758)
Net receipts on consumer advances for construction	2,162,439	2,099,920
Net cash used in financing activities	(20,086,750)	(7,737,620)
Net change in cash, cash equivalents, and restricted cash equivalents	(1,206,197)	(1,786,560)
Cash, cash equivalents, and restricted cash equivalents at beginning of period	7,201,759	6,383,217
Cash, cash equivalents, and restricted cash equivalents at end of period	$5,995,562	$4,596,657
Supplemental disclosure of non-cash investing and financing activities:
Cost of removal obligation	$1,231,344	$1,486,311
Extension and replacement of plant included in accounts payable	$2,470,626	$1,492,872
Patronage capital retired/net transferred and included in other current liabilities	$2,000,000	$0
Supplemental disclosure of cash flow information - interest expense paid, net of amounts capitalized	$10,725,424	$10,359,194

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

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

June 30, 2018 and 2017

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

c. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the six month periods ended June 30, 2018 and 2017 was in compliance with that provision.

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

June 30, 2018 and 2017

d. Cash, Cash Equivalents, and Restricted Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$4,689,826	$5,485,631
Restricted cash equivalents	556,783	687,370
Restricted cash equivalents included in other property and investments	748,953	1,028,758
Total cash, cash equivalents and restricted cash equivalents shown in the consolidated statements of cash flows	$5,995,562	$7,201,759

Restricted cash equivalents include funds on deposit for future workers’ compensation claims.

e. Marketable Securities

Chugach’s marketable securities consist of bond mutual funds, corporate bonds, and certificates of deposit with a maturity less than 12 months, classified as trading securities, reported at fair value with gains and losses in earnings. Net gains on marketable securities are included in nonoperating margins – capital credits, patronage dividends and other, and are summarized as follows:

	Six months ended June 30, 2018	Six months ended June 30, 2017
Net gains and (losses) recognized during the period on trading securities	$(181,257)	$76,124
Less: Net gains and (losses) recognized during the period on trading securities sold during the period	(77,597)	0
Unrealized gains and (losses) recognized during the reporting period on trading securities still held at the reporting date	$(103,660)	$76,124

f. Accounts Receivable

Included in accounts receivable are amounts invoiced to ML&P for their proportionate share of current Southcentral Power Project (SPP) costs, which amounted to $1.7 million and $1.3 million at June 30, 2018, and December 31, 2017, respectively. Accounts receivable also included $1.1 million from BRU operations primarily associated with gas sales to ENSTAR Natural Gas Company (ENSTAR) at December 31, 2017, at which time this contract expired.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

g. Fuel Stock

Fuel Stock is the weighted average cost of fuel injected into the Cook Inlet Natural Gas Storage (CINGSA). Chugach’s fuel balance in storage amounted to $9.0 million and $6.9 million at June 30, 2018, and December 31, 2017, respectively.

h. Investments in Associated Organizations

Chugach’s investments in associated organizations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment, if any. There were no impairments of these investments recognized during the six months ended June 30, 2018 or 2017.

4.      REVENUE FROM CONTRACTS WITH CUSTOMERS

a. Nature of goods and services

The following is a description of the contracts and customer classes from which Chugach generates revenue.

i. Energy Sales

Energy sales revenues are Chugach’s primary source of revenue, representing approximately 94.7% and 92.6% of total operating revenue during the six months ended June 30, 2018 and 2017, respectively.  Energy sales revenues are recognized upon delivery of electricity, based on billing rates authorized by the RCA, which are applied to customers’ usage of electricity. Chugach’s rates are established, in part, on test period sales levels that reflect actual operating results. Chugach's tariffs include provisions for the recovery of gas costs according to gas supply contracts and costs associated with the BRU operations, as well as purchased power costs.

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

June 30, 2018 and 2017

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

Wholesale

Classified as firm energy sales. Four components of monthly billing are included in revenue – energy, fuel and purchased power, demand and customer charge. The energy rate and fuel and purchased power surcharge are applied by kWh usage. The demand charge is applied by kW.    The customer charge is a monthly amount applied by meter.

Economy

Classified as non-firm energy sales. Three components of monthly billing are included in revenue – fuel, operations and maintenance, and margin.  The actual fuel costs are billed per thousand cubic feet (Mcf) used. The operations and maintenance and margin rates are applied by megawatt hour (MWh) usage.

Payment on energy sales invoices to all customer classes above are due within 15 to 30 days.

Chugach calculates unbilled revenue, for residential and commercial customers, at the end of each month to ensure the recognition of a full month of revenue. Chugach accrued $7,749,823 and $7,887,991 of unbilled retail revenue at June 30, 2018 and 2017, respectively, which is included in accounts receivable on the Balance Sheet. Revenue derived from wholesale and economy customers is recorded from metered locations on a calendar month basis, so no estimation is required.

The collectability of our energy sales is very high with typically 0.10% written off as bad debt expense, adjusted annually.

There were no costs associated with obtaining any of these contracts, therefore no asset was recognized or recorded associated with obtaining any contract.

ii. Wheeling

Wheeling represented 4.1% and 3.5% of our revenue during the six months ended June 30, 2018 and 2017, respectively.  Wheeling was recorded through the wheeling of energy across Chugach’s transmission lines at rates set by utility tariff and approved by the RCA.  The rates are applied to MWh of energy wheeled. The collectability of wheeling is very high, with no adjustment required.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

iii. Gas Sales

There were no gas sales during the six months ended June 30, 2018. Gas sales represented 2.9% of our revenue during the six months ended June 30, 2017, and were recorded through the transfer of natural gas and billed monthly, using Mcf as the unit of measure, and the RCA approved gas transfer price, revised annually. The collectability of gas sales was very high, with no adjustment required.

iv. Other Miscellaneous Services

Other miscellaneous services consist of various agreements including dispatch service and gas transfer agreements, pole rentals and microwave bandwidth. Revenue from these agreements is billed monthly and represented 1.2% and 1.0% of our total operating revenue during the six months ended June 30, 2018 and 2017, respectively. The revenue recognized from these agreements is recorded as the service is provided over a period of time. The collectability of these agreements is very high, with no adjustment required.

b. Disaggregation of Revenue

The table below details the revenue recognized by customer class and disaggregates base revenue from fuel and purchased power revenue recognized in the Consolidated Statement of Operations for the second quarter of 2018 and 2017 (in millions).

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2018	2017	% Variance	2018	2017	% Variance	2018	2017	% Variance
Retail	$27.9	$28.3	(1.4%)	$14.0	$17.0	(17.6%)	$41.9	$45.3	(7.5%)
Wholesale	$0.5	$0.5	0.0%	$0.8	$0.9	(11.1%)	$1.3	$1.4	(7.1%)
Economy	$0.0	$0.1	(100.0%)	$0.0	$0.4	(100.0%)	$0.0	$0.5	(100.0%)
Total Energy Sales	$28.4	$28.9	(1.7%)	$14.8	$18.3	(19.1%)	$43.2	$47.2	(8.5%)
Wheeling	$0.0	$0.0	0.0%	$2.2	$2.1	4.8%	$2.2	$2.1	4.8%
Gas Sales	$0.0	$0.0	0.0%	$0.0	$1.7	(100.0%)	0.0	1.7	(100.0%)
Other	$0.6	$0.5	20.0%	$0.0	$0.0	0.0%	$0.6	$0.5	20.0%
Total Miscellaneous	$0.6	$0.5	20.0%	$2.2	$3.8	(42.1%)	$2.8	$4.3	(34.9%)
Total Revenue	$29.0	$29.4	(1.4%)	$17.0	$22.1	(23.1%)	$46.0	$51.5	(10.7%)

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

The table below details the revenue recognized by customer class and disaggregates base revenue from fuel and purchased power revenue recognized in the Consolidated Statement of Operations for the six months ended June 30, 2018, and 2017 (in millions).

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2018	2017	% Variance	2018	2017	% Variance	2018	2017	% Variance
Retail	$60.2	$62.2	(3.2%)	$33.8	$36.5	(7.4%)	$94.0	$98.7	(4.8%)
Wholesale	$1.0	$1.1	(9.1%)	$1.6	$1.8	(11.1%)	$2.6	$2.9	(10.3%)
Economy	$0.0	$0.2	(100.0%)	$0.0	$2.2	(100.0%)	$0.0	$2.4	(100.0%)
Total Energy Sales	$61.2	$63.5	(3.6%)	$35.4	$40.5	(12.6%)	$96.6	$104.0	(7.1%)
Wheeling	$0.0	$0.0	0.0%	$4.2	$4.0	5.0%	$4.2	$4.0	5.0%
Gas Sales	$0.0	$0.0	0.0%	$0.0	$3.3	(100.0%)	0.0	3.3	(100.0%)
Other	$1.2	$1.0	20.0%	$0.0	$0.0	0.0%	$1.2	$1.0	20.0%
Total Miscellaneous	$1.2	$1.0	20.0%	$4.2	$7.3	(42.5%)	$5.4	$8.3	(34.9%)
Total Revenue	$62.4	$64.5	(3.3%)	$39.6	$47.8	(17.2%)	$102.0	$112.3	(9.2%)

c. Contract Balances

The table below provides information about contract receivables, contract assets and contract liabilities.

	June 30, 2018	December 31, 2017
Contract receivables, included in accounts receivable	$23,398,897	$31,215,494
Consumer deposits	3,500,298	3,754,416
Contract asset	1,670,979	4,921,794
Contract liabilities	1,583,712	1,581,481

Contract receivables represent amounts receivable from retail, wholesale, economy, wheeling, and BRU customers. Consumer deposits represent the deposits required of certain customers to receive electric service and are refundable payments not recognized in revenue. When the customer either terminates service or has established a positive payment history, the deposit is either returned to the customer in cash or applied to the customer’s account.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

Significant changes in the contract assets and liabilities balances during the six months ended June 30, 2018, are as follows:

	Contract assets Increase (decrease)	Contract liabilities (Increase) decrease
Revenue recognized that was included in the contract liability balance at the beginning of the period	$0	$1,155,677
Revenue recognized and transferred from contract asset at the beginning of the period	(4,921,794)	0
Cash received, excluding amounts recognized as revenue during the period	1,670,979	(1,157,908)
Net change	$(3,250,815)	$(2,231)

d. Transaction Price Allocated to Remaining Performance Obligations

The table below includes estimated revenue to be recognized during the remainder of 2018 and in 2019 related to performance obligations that are unsatisfied (or partially unsatisfied) at June 30, 2018.

2018
Credit balances	$1,583,712

Credit balances are primarily associated with Chugach’s LevelPay program. The program calculates the monthly amount to be collected from customers annually. It is anticipated the balance will be recognized in revenue within the following year as customers consume electricity.

Chugach’s fuel cost over- and under- recovery are adjusted quarterly, therefore, amounts over or under collected will be collected or refunded in the following quarter.

5.      REGULATORY MATTERS

Simplified Rate Filing

Chugach is a participant in the Simplified Rate Filing (SRF) process for adjustments to base demand and energy rates for Chugach retail customers and wholesale customer, Seward. Chugach is required to submit filings to the RCA for approval before any rate changes can be implemented.  While there is no limitation on decreases, base rate increases under SRF are limited to 8% in a 12-month period and 20% in a 36-month period.  SRF is an expedited base rate adjustment process available to electric cooperatives in the State of Alaska, with filings made either on a quarterly or semi-annual basis. Chugach is a participant on a quarterly filing schedule basis. Because the SRF process is completed every three months rates are expected to be more consistent and rate changes are generally small.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

Chugach submitted quarterly SRF filings which resulted in a 3.0% decrease to system demand and energy rates effective July 1, 2017, an increase of 1.9% for rates effective November 1, 2017, and an increase of 0.4 % for rates effective February 1, 2018. Chugach submitted its December 31, 2017 test year SRF with the RCA on March 30, 2018. The RCA approved a system demand and energy rate increase of 0.3%, effective May 1, 2018. Chugach submitted its March 2018 test year SRF with the RCA on May 30, 2018, for rates effective August 1, 2018. Approved by the RCA July 6, 2018, this filing resulted in an increase to demand and energy rates of 1.8 percent and 2.9 percent for retail and wholesale customers, respectively.

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

Operation and Regulation of the Alaska Railbelt Electric and Transmission System

In June 2016, the RCA opened a docket to “evaluate the reliability and security standards and practices of Alaska Electric Utilities.” In 2017, Chugach and several other Alaska Railbelt utilities entered into a contract with GDS Associates, Inc. (GDS). GDS’s scope is to facilitate discussion between all six Alaska Railbelt utilities and various stakeholders with an end goal of submitting to the RCA a Railbelt Reliability Council (RRC), including a governance structure, that will be responsible for adoption and enforcement of uniform reliability standards and integrated transmission resource planning. GDS presented to the RCA during two technical conferences in January and March of 2018. Chugach and the other utilities provided GDS’s final recommendation of the RRC to the RCA in May 2018. Currently the utilities are finalizing an MOU covering implementation which is expected to be filed with the RCA in the third quarter of 2018 pending review and approval by each of the respective utility’s Board of Directors.  While Chugach cannot determine the materiality of any effect on its results of operations, financial condition, and cash flows until a business model and plan are adopted, it anticipates a positive outcome.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

In June 2016, in response to Docket I-16-002, Railbelt Utility Information Technology and Operations Technology, leadership began meeting to discuss Railbelt Cybersecurity. The Railbelt Utilities Managers group designated the Cybersecurity Working Group to review industry standards and provide a statement of work to develop Railbelt Cybersecurity Standards. On June 21, 2018, Chugach posted a Request for Proposal to hire a consultant to write the standards. The final draft is expected to be presented to the Railbelt Utility Managers by the end of 2018.

Cook Inlet Natural Gas Storage Alaska, LLC (CINGSA)

CINGSA filed Tariff Advice Number 32-733 on April 30, 2018, to request adjustments to their base rates for firm natural gas storage service (FSS) and interruptible gas storage service (ISS). Chugach has intervened on this case, and the RCA has suspended this filing into a docket   The RCA is expected to issue a decision by July 24, 2019.

On April 27, 2018, CINGSA filed a request with the RCA for advance determination of decisional prudence and assurance of cost recovery for what has been termed the Redundancy Project.  A docket was opened to address this matter. Chugach is participating in this docket. A decision by the RCA is expected by January 4, 2019.

6.      DEBT

Lines of Credit

Chugach maintains a $50.0 million line of credit with National Rural Utilities Cooperative Finance Corporation (NRUCFC). Chugach did not utilize this line of credit in the six months ended June 30, 2018. In addition, Chugach did not utilize this line of credit during 2017 and had no outstanding balance at December 31, 2017.  The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC. The borrowing rate was 3.50% at June 30,  2018, and 3.00% at December 31, 2017. The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. The NRUCFC line of credit was renewed September 29, 2017, and expires September 29, 2022. This line of credit is immediately available for unconditional borrowing.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

Chugach expects to continue issuing commercial paper in 2018, as needed. Chugach had $53.0 million and $50.0 million of commercial paper outstanding at June 30, 2018, and December 31, 2017, respectively.

The following table provides information regarding average commercial paper balances outstanding for the quarters ended June 30, 2018, and 2017 (dollars in millions), as well as corresponding weighted average interest rates:

2018		2017
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$56.4	2.26%	$42.3	1.19%

Term Loans

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2016 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated June 30, 2016, and secured by the Second Amended and Restated Indenture of Trust (Indenture). At June 30, 2018, Chugach had $38.8 million outstanding with CoBank.

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

Debt Issuance Costs

The following table outlines debt issuance costs associated with long-term obligations, excluding current installments, at June 30, 2018.

	Long-term Obligations	Unamortized Debt Issuance Costs
2011 Series A Bonds	$189,666,664	$1,157,389
2012 Series A Bonds	172,750,000	978,270
2017 Series A Bonds	36,000,000	194,152
2016 CoBank Note	35,568,000	216,665
	$433,984,664	$2,546,476

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

The following table outlines debt issuance costs associated with long-term obligations, excluding current installments, at December 31, 2017.

	Long-term Obligations	Unamortized Debt Issuance Costs
2011 Series A Bonds	$200,333,331	$1,218,687
2012 Series A Bonds	183,500,000	1,019,582
2017 Series A Bonds	38,000,000	199,399
2016 CoBank Note	37,164,000	231,817
	$458,997,331	$2,669,485

7.      RECENT ACCOUNTING PRONOUNCEMENTS

Issued, and adopted at June 30, 2018:

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

ASC Update 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)”

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force). ASU 2016-15 clarifies how certain cash payments and cash proceeds should be classified on the statement of cash flows to limit the diversity in practice. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. Chugach began application of ASU 2016-15 on January 1, 2018. Adoption did not have a material effect on its results of operations, financial position, and cash flows.

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

While there was not a material impact to the net change in cash flows, the beginning and ending cash balances for the six months ended June 30, 2017, increased $1,710,282 and $1,711,643, respectively, to reflect the restricted cash equivalents balances.

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

June 30, 2018 and 2017

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

These updates are effective for fiscal years beginning after December 15, 2018, including the interim periods within those years, with early adoption permitted. Chugach will begin application of ASU 2016-02 and ASU 2018-01 on January 1, 2019. Chugach expects these updates to increase the recorded amounts of assets and liabilities. We are also evaluating the impact of these updates to our results of operations, financial position, and cash flows.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

The table below presents the balance of Chugach’s marketable securities measured at fair value on a recurring basis at June 30, 2018, and December 31, 2017. Chugach’s bond mutual funds, corporate bonds, and marketable certificates of deposit are measured using quoted prices in active markets. Chugach had no other assets or liabilities measured at fair value on a recurring basis at June 30, 2018, or at December 31, 2017.

June 30, 2018	Total	Level 1	Level 2	Level 3
Bond mutual funds	$7,919,754	$7,919,754	$0	$0
Certificates of deposit	$3,070,823	$3,070,823	$0	$0

December 31, 2017	Total	Level 1	Level 2	Level 3
Bond mutual funds	$8,109,242	$8,109,242	$0	$0
Corporate bonds	$248,335	$248,335	$0	$0
Certificates of deposit	$3,063,323	$3,063,323	$0	$0

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The fair value of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying value due to their short-term nature.

The estimated fair values (in thousands) of long-term obligations included in the financial statements at June 30, 2018, are as follows:

	Carrying Value	Fair Value Level 2
Long-term obligations (including current installments)	$460,593	$467,210

9.      ENVIRONMENTAL MATTERS

Chugach includes costs associated with environmental compliance in both our operating and capital budgets. We accrue for costs associated with environmental remediation obligations when those costs are probable and reasonably estimable. We do not anticipate that environmental related expenditures will have a material effect on our results of operations or financial condition. We cannot, however, predict the nature, extent or cost of new laws or regulations relating to environmental matters.

Since January 1, 2007, transformer manufacturers have been required to meet the DOE efficiency levels as defined by the Energy Act for all “Distribution Transformers.” As of January 1, 2016, the specific efficiency levels increased from the original “TP1” levels to the new “DOE-2016” levels. All new transformers are DOE-2016 compliant. Chugach has experienced a small increase in capital costs along with a reduction in energy losses.

The Clean Air Act and Environmental Protection Agency (EPA) regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants. New

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

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

10.    COMMITMENTS AND CONTINGENCIES

Contingencies

Chugach is a participant in various legal actions, rate disputes, personnel matters and claims both for and against Chugach’s interests. Management believes the outcome of any such matters will not materially impact Chugach’s financial condition, results of operations or liquidity. Chugach establishes reserves when a particular contingency is probable and calculable. Chugach has not accrued for any contingency at June 30, 2018, as it does not consider any contingency to be probable nor calculable. Chugach faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

Concentrations

Approximately 70% of our employees are members of the IBEW. Chugach has three CBA’s with the IBEW. We also have a CBA with the HERE. All three IBEW CBA’s and the HERE CBA have been renewed through June 30, 2021.

Commitments

Fuel Supply Contracts

Chugach has fuel supply contracts with various producers at market terms. Chugach entered into a gas contract with Hilcorp effective January 1, 2015, to provide gas through March 31, 2018.  After two amendments to the Hilcorp gas purchase agreement, Chugach’s needs are filled 100% through March 31, 2023. The total amount of gas under this contract is estimated to be 60 Bcf. All of the production is expected to come from Cook Inlet, Alaska. The terms of the Hilcorp agreement require Chugach to manage the natural gas transportation over the connecting pipeline systems. Chugach has gas transportation agreements with ENSTAR and Harvest Pipeline.

BRU Operations

Chugach and other owners, ML&P and Hilcorp, are operating under an existing Joint Operating Agreement. Hilcorp is the operator for BRU. The owners are considering updating the existing Joint Operating Agreement to better match the new owners’ interests.

Patronage Capital

Pursuant to agreements reached with HEA and MEA, patronage capital allocated or retired to HEA or MEA is classified as patronage capital payable on Chugach’s Balance Sheet. At June 30, 2018, and December 31, 2017, patronage capital payable to MEA and HEA was $4.9 million and $5.9 million, respectively.

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

Chugach Operations

In the near term, Chugach continues to face the challenges of operating in a flat load growth environment and securing additional revenue sources. These challenges, along with energy issues, plans at the state level, and the potential ML&P acquisition, will shape how Chugach proceeds into the future.

Potential ML&P Acquisition

In December 2017, the Mayor of Anchorage, Alaska, announced plans to place a proposition on the April 3, 2018 municipal ballot allowing the voters to authorize the sale of ML&P to Chugach. The proposition was approved by Anchorage voters 65.08% to 34.92% per the certified election results.  Chugach and the Municipality of Anchorage are currently negotiating the terms of an asset purchase agreement.  Final agreement and close are conditioned upon the parties receiving necessary approvals from the Anchorage Assembly, the Chugach Board of Directors, and the RCA.

Railbelt Grid Unification

Chugach remains focused on efforts in Alaska’s Railbelt to explore the benefits of grid unification. Currently, each of the six electric utilities in Alaska’s Railbelt own a portion of the transmission grid, as does the Alaska Energy Authority (AEA). Chugach is a proponent of following other successful business models to effectively unify the grid. Discussions on the issue led the Alaska State Legislature in 2014 to appropriate $250,000 to the RCA to explore the issue and report back to legislators. The RCA expects to analyze and review present efforts in order to assess the organizational and governance structure needed for an independent consolidated system operator. Beginning in 2016, progress reports associated with system-wide economic dispatch were required. With the support of the RCA, Chugach and several other Alaska Railbelt utilities began evaluating possible transmission business model opportunities and associated economic dispatch models that Chugach believes may lead to more optimal system-wide operations.

In June 2016, the RCA opened a docket to “evaluate the reliability and security standards and practices of Alaska Electric Utilities.” In 2017, Chugach and several other Alaska Railbelt utilities entered into a contract with GDS Associates, Inc. (GDS). GDS’s scope is to facilitate discussion among all six Alaska Railbelt utilities and various stakeholders with an end goal of submitting to the RCA a proposal for a Railbelt Reliability Council (RRC), including a governance structure, that will be responsible for adoption and enforcement of uniform reliability standards and integrated transmission resource planning. GDS presented to the RCA during technical conferences in January and March 2018. Chugach and the other utilities provided GDS’s final recommendation of the RRC to the RCA in May 2018.  Currently the utilities are finalizing an MOU covering implementation which is expected to be filed with the RCA in the third quarter of 2018 pending review and approval by each of the respective utility’s Board of Directors.  While Chugach cannot determine the materiality of any effect on its results of operations, financial condition, and cash flows until a business model and plan are adopted, it anticipates a positive outcome.

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

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins increased $1.3 million, or 61.4%, during the second quarter of 2018 compared to the second quarter of 2017, primarily due to decreased depreciation expense.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased $5.5 million, or 10.7%, in the second quarter of 2018 compared to the second quarter of 2017. This decrease was primarily due to lower kWh sales, lower fuel costs recovered in revenue through the fuel and purchased power adjustment process, and the expiration of the gas sales contract with ENSTAR.

Retail revenue decreased $3.4 million, or 7.5%, in the second quarter of 2018 compared to the second quarter of 2017 primarily due to lower fuel costs recovered through the fuel and purchased power adjustment process.

Wholesale revenue decreased $0.1 million, or 7.1%, in the second quarter of 2018 compared to the second quarter of 2017, primarily due to lower fuel costs recovered through the fuel and purchased power adjustment process.

Economy revenue decreased $0.5 million, or 100.0%, in the second quarter of 2018 compared to the second quarter of 2017, due to no economy energy sales in 2018.

Miscellaneous revenue decreased $1.5 million, or 34.9%, in the second quarter of 2018 compared to the second quarter of 2017, primarily due to the expiration of the ENSTAR gas sales contract.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to Seward contributed approximately $0.3 million and $0.3 million to Chugach’s fixed costs for the quarters ended June 30, 2018 and 2017, respectively.

See “ITEM 1 – FINANCIAL STATEMENTS – Note 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS,” for a table showing the base rate sales and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended June 30, 2018 and 2017.

The following table summarizes kWh sales for the quarter ended June 30:

Customer	2018 kWh	2017 kWh

Retail	246,904,812	249,229,921
Wholesale	14,706,307	14,379,561
Economy Energy	0	4,529,000
Total	261,611,119	268,138,482

From the second quarter of 2017 to the second quarter of 2018, base demand and energy rates decreased 0.3% to retail and 7.4% to Seward, respectively. The decreases are the result of the net impact associated with final rates from Chugach’s SRF process.

Total operating expenses decreased $6.9 million, or 14.2%, in the second quarter of 2018 compared to the second quarter of 2017, primarily due to lower fuel and depreciation and amortization expense.

Fuel expense decreased $4.9 million, or 28.2%, in the second quarter of 2018 compared to the second quarter of 2017, primarily due to less fuel purchased for generation as a result of lower energy sales. In the second quarter of 2018, Chugach purchased 1,412,028 Mcf of fuel at an average effective delivered price of $7.94 per Mcf. The amount of fuel purchased does not include fuel produced at BRU.  In the second quarter of 2018, Chugach used 278,496 Mcf of fuel produced at BRU.  In 2017 Chugach reported the amount used, including fuel produced at BRU, of 2,097,584 Mcf of fuel at an average effective delivered price of $7.44 per Mcf.  For comparative purposes, we have recalculated the 2017 average effective delivered price to only reflect the amount purchased.  In the second quarter of 2017, Chugach purchased 1,914,731 Mcf of fuel at an average effective delivered price of $8.15 per Mcf.

Production expense did not materially change in the second quarter of 2018 compared to the second quarter of 2017.

Purchased power expense did not materially change in the second quarter of 2018 compared to the second quarter of 2017.   While not a significant difference, increased purchases from Bradley Lake resulted in a lower average effective price per kWh.  In the second quarter of 2018, Chugach purchased 51,107 MWh of energy at an average effective price of 6.68 cents per kWh. In the second quarter of 2017, Chugach purchased 44,545 MWh of energy at an average effective price of 7.56 cents per kWh.

Transmission expense increased $0.3 million, or 24.4%, in the second quarter of 2018 compared to the second quarter of 2017, primarily due to more substation maintenance labor.

Distribution expense increased $0.6 million, or 19.7%, in the second quarter of 2018 compared to the second quarter of 2017, primarily due to higher expense labor and maintenance costs associated with storm-related damage.

Consumer accounts expense did not materially change in the second quarter of 2018 compared to the second quarter of 2017.

Administrative, general and other expense decreased $0.9 million, or 13.7%, in the second quarter of 2018 compared to the second quarter of 2017, primarily due to lower labor, legal, and regulatory expenses as well as fewer obsolete inventory write-offs and cancelled projects.

Depreciation and amortization decreased $2.0 million, or 21.6%, in the second quarter of 2018 compared to the second quarter of 2017, primarily due to the implementation of lower depreciation rates effective July 1, 2017 as well as adjustments from project closeouts.

Interest on long-term and other debt and interest charged to construction did not materially change in the second quarter of 2018 compared to the second quarter of 2017.

Non-operating margins decreased $0.1 million, or 45.3%, in the second quarter of 2018 compared to the second quarter of 2017, primarily due to the change in market value of marketable securities.

Current Year to Date versus Prior Year to Date

Assignable margins increased $0.2 million, or 8.6%, in the first half of 2018 compared to the same period of 2017, primarily due to decreased depreciation and administrative and general expense.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased $10.4 million, or 9.3%, in the first half of 2018 compared to the same period of 2017. This decrease was primarily due to decreased energy sales caused by warmer weather, as well as lower fuel and purchased power costs recovered through the fuel and purchased power adjustment process, decreased economy energy sales to GVEA, HEA, and MEA, and lower BRU fuel sales revenue due to the expiration of the ENSTAR gas sales contract.

Retail revenue decreased $4.7 million, or 4.8%, in the first half of 2018 compared to the same period of 2017, due to decreased energy sales, as discussed above, and lower fuel and purchased power costs recovered through the fuel and purchased power adjustment process.

Wholesale revenue decreased $0.3 million, or 10.3%, in the first half of 2018 compared to the same period of 2017, due to decreased fuel and purchased power costs recovered through the fuel and purchased power adjustment process.

Economy revenue decreased $2.4 million, or 100.0%, in the first half of 2018 compared to the same period of 2017, due to fewer economy energy sales to GVEA, HEA, and MEA.

Miscellaneous revenue decreased $3.0 million, or 35.7%, in the first half of 2018 compared to the same period of 2017, due to the expiration of the ENSTAR gas sales contract.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to Seward contributed approximately $0.6 million and $0.7 million to Chugach’s fixed costs for the six months ended June 30, 2018, and 2017, respectively.

See “ITEM 1 – FINANCIAL STATEMENTS – Note 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS,” for a table showing the base rate sales and fuel and purchased power revenue by customer class that is included in revenue for the six months ending June 30, 2018 and 2017.

The following table summarizes kWh sales for the six months ended June 30:

Customer	2018 kWh	2017 kWh

Retail	540,137,189	555,829,083
Wholesale	29,057,513	29,606,650
Economy Energy	207	20,832,000
Total	569,194,909	606,267,733

In the first half of 2018, base demand and energy rates charged to retail customers increased 0.7%, and 0.08% to the wholesale customer, Seward. The increases are primarily the result of lower system sales levels. Base demand and energy rates charged to retail customers and wholesale customer, Seward, did not change in the first half of 2017.

Total operating expenses decreased $10.6 million, or 10.7%, in the first half of 2018 compared to the same period of 2017, primarily due to lower fuel, depreciation and amortization, and administrative and general expense.

Fuel expense decreased $7.2 million, or 18.7%, in the first half of 2018 compared to the same period of 2017, primarily due to less fuel purchased for generation as a result of decreased energy sales.  In the first half of 2018, Chugach purchased 3,428,438 Mcf of fuel at an average effective delivered price of $8.30 per Mcf. The amount of fuel purchased does not include fuel produced at BRU.  In the first half of 2018, Chugach used 579,663 Mcf of fuel produced at BRU.  In 2017 Chugach reported the amount used, including fuel produced at BRU, of 4,721,720 Mcf of fuel at an average effective delivered price of $7.35 per Mcf.  For comparative purposes, we have recalculated the 2017 average effective delivered price to only reflect the amount purchased.  In the first half of 2017, Chugach purchased 4,372,910 Mcf of fuel at an average effective delivered price of $7.93 per Mcf.

Production expense did not materially change in the first half of 2018 compared to the same period of 2017.

Purchased power expense did not materially change in the first half of 2018 compared to the same period of 2017. While not a significant difference, increased purchases from Bradley Lake resulted in a lower average effective price per kWh.  In the first half of 2018, Chugach purchased 104,378 MWh of energy at an average effective price of 6.45 cents per kWh. In the first half of 2017, Chugach purchased 96,152 MWh of energy at an average effective price of 7.43 cents per kWh.

Transmission expense increased $0.7 million, or 22.3%, in the first half of 2018 compared to the same period of 2017, primarily due to primarily due to more substation maintenance labor.

Distribution expense increased $1.3 million, or 21.2%, in the first half of 2018 compared to the same period of 2017, primarily due to increased labor, vegetation clearing expense, as well as increased maintenance costs associated with storm damage incurred during the second quarter of 2018.

Consumer accounts expense increased $0.4 million, or 13.6%, in the first half of 2018 compared to the same period of 2017, primarily due to advertising costs associated with the ML&P acquisition.

Administrative, general and other expense decreased $1.7 million, or 12.9%, in the first half of 2018 compared to the same period of 2017, primarily due to a decrease in labor as well as lower legal and regulatory professional services.

Depreciation and amortization decreased $4.2 million, or 22.3%, in the first half of 2018 compared to the same period of 2017, primarily due to the implementation of lower depreciation rates effective July 1, 2017 as well as higher retirement adjustments from project closeouts.

Interest on long-term and other debt and interest charged to construction did not materially change in the first half of 2018 compared to the same period of 2017.

Non-operating margins decreased $0.2 million, or 49.1%, in the first half of 2018 compared to the same period of 2017, primarily due to the change in market value of marketable securities.

Financial Condition

Assets

Total assets did not materially change from December 31, 2017, to June 30, 2018. Decreases in net utility plant, fuel cost under-recovery, accounts receivable, and prepayments were somewhat offset by an increase in fuel stock over the same period. Net utility plant decreased $2.9 million, or 0.4%, due to retirements and depreciation expense in excess of extension and replacement of plant. Fuel cost under-recovery decreased $3.3 million, or 66.0%, primarily due to cost recovery through the fuel and purchased power adjustment process during the first half of 2018. Accounts receivable decreased $10.0 million, or 28.0%, primarily due to a decrease in energy sales from winter to spring and the expiration of the gas sales contract with ENSTAR. Prepayments decreased $1.7 million, or 35.1%, primarily due to recognition of the purchased power expense that had been prepaid for the Bradley Lake Hydroelectric Project during the fourth quarter of 2017. Fuel stock increased $2.1 million, or 30.4%, due to fuel injections into storage exceeding withdrawals as a result of lower fuel requirements caused by  a decrease in energy sales.

Liabilities and Equity

Total liabilities, equities and margins did not materially change from December 31, 2017, to June 30, 2018. Decreases in long-term obligations and fuel were somewhat offset by increases in patronage capital, commercial paper, accounts payable, other liabilities, cost of removal obligation / ARO, and salaries, wages and benefits. Long-term obligations decreased $24.9 million, or 5.5%, and commercial paper increased $3.0 million, or 6.0%, primarily due to the payment of principal and accrued interest on long-term obligations in March 2018. Fuel decreased $2.1 million, or 21.2%, primarily due to lower fuel requirements caused by a decrease in energy sales. Total equities and margins increased $2.1 million, or 1.1%, due to the margins generated in the first half of 2018. Accounts payable increased $2.6 million, or 34.8%, due to the timing of cash payments and other current liabilities increased $1.5 million, or 21.5%, due to an increase in the underground ordinance liability. Cost of removal obligation / ARO increased $1.2 million, or 2.0%, as a result of removal costs of electric plant in service included in depreciation rates for the first half of 2018.

LIQUIDITY AND CAPITAL RESOURCES

Summary

Chugach ended the second quarter of 2018 with $6.0 million of cash, cash equivalents, and restricted cash equivalents down from $7.2 million at December 31, 2017. Chugach also had $11.0 million and $11.4 million in marketable securities at June 30, 2018 and December 31, 2017, respectively.  Chugach did not utilize its $50.0 million line of credit maintained with NRUCFC in the second quarter, therefore, this line of credit had no outstanding balance and the available borrowing capacity under this line was $50.0 million at June 30, 2018. Chugach issued additional commercial paper and ended the second quarter with $53.0 million of commercial paper outstanding, thus the available borrowing capacity under the commercial paper program at June 30, 2018, was $97.0 million.

Cash equivalents consist of all highly liquid debt instruments, with a maturity of three months or less when purchased, and a concentration account with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes Chugach’s cash flows from operating, investing and financing activities for the six months ended June 30, 2018 and 2017.

	2018	2017
Total cash provided by (used in):
Operating activities	$28,221,843	$22,120,831
Investing activities	(9,341,290)	(16,169,771)
Financing activities	(20,086,750)	(7,737,620)
Increase (decrease) in cash and cash equivalents	$(1,206,197)	$(1,786,560)

Operating Activities

Cash provided by operating activities was $28.2 million for the six months ended June 30, 2018, compared with $22.1 million for the six months ended June 30, 2017. The increase in cash provided by operating activities was primarily due to fuel and purchased power recovery, as a result of the under-collection of the prior quarter’s fuel and purchased power costs during the first half of 2018 compared with the refunding of the prior quarter’s fuel and purchased power costs during the first half of 2017. The collection of receivables and a decrease in prepayments during the first half of 2018 compared to the same period in 2017 also contributed to the increase, as well as less cash used for accounts payable. These were somewhat offset by more cash used for materials and supplies associated with distribution projects and deferred charges associated with ML&P acquisition activities. Additionally, less cash was used for fuel as a result of lower fuel requirements caused by lower energy sales in the first half of 2018 compared with same period in 2017.

Investing Activities

Cash used in investing activities was $9.3 million for the six months ended June 30, 2018, compared with $16.2 million for the six months ended June 30, 2017. The change in cash used in investing activities was primarily due to less cash used for extension and replacement of plant primarily due to a decrease in construction activity.

Capital construction through June 30, 2018, was $9.7 million and is estimated to be $49.8 million for the full year. Once funding from other sources is collected, the total cash requirement is estimated to be $41.9 million for 2018. Capital improvement expenditures are expected to increase during the third quarter as the construction season continues.

Financing Activities

Cash used in financing activities was $20.1 million for the six months ended June 30, 2018, compared with $7.7 million for the six months ended June 30, 2017. The change in cash used in financing activities was primarily due to the issuance of the 2017 Bonds and payment of commercial paper in the first half of 2017.

Sources of Liquidity

Chugach satisfies its operational and capital cash requirements through internally generated funds, a $50.0 million line of credit from NRUCFC and a $150.0 million commercial paper program. At June 30, 2018, there was no outstanding balance on the NRUCFC line of credit and $53.0 million of outstanding commercial paper. Therefore, at June 30, 2018, the available borrowing capacity under Chugach’s line of credit with NRUCFC was $50.0 million and the available commercial paper capacity was $97.0 million.

Commercial paper can be repriced between one day and 270 days. The average commercial paper balance for the six months ended June 30, 2018, was $56.4 million with a corresponding weighted average interest rate of 2.26%. The maximum amount of outstanding commercial paper for the six months ended June 30, 2018, was $64.0 million.

The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding monthly weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate
January	$44.7	1.80%
February	$38.1	1.78%
March	$51.8	2.12%
April	$59.5	2.29%
May	$56.4	2.21%
June	$53.3	2.26%

At June 30, 2018, Chugach had a term loan facility with CoBank. Loans made under these facilities are evidenced by the 2016 CoBank Note, which is governed by the Second and Amended and Restated Master Loan Agreement dated June 30, 2016 and secured by the Indenture.

At June 30, 2018, Chugach had the following outstanding with this facility:

	Principal Balance	Interest Rate at June 30, 2018	Maturity Date	Principal Payment Dates

2016 CoBank Note	$38,760,000	2.58%	2031	2018-2031

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

CRITICAL ACCOUNTING POLICIES

As of June 30, 2018, there have been no significant changes in Chugach’s critical accounting policies as disclosed in Chugach’s 2017  Annual Report on Form 10-K. This includes policies regarding electric utility regulation.

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

Since January 1, 2007, transformer manufacturers have been required to meet the DOE efficiency levels as defined by the Energy Act for all “Distribution Transformers.” As of January 1, 2016, the specific efficiency levels increased from the original “TP1” levels to the new “DOE-2016” levels. All new transformers are DOE-2016 compliant. Chugach has experienced a small increase in capital costs along with a reduction in energy losses.

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

Interest Rate Risk

At June 30, 2018, short- and long- term debt was comprised of the 2011, 2012, and 2017 Series A Bonds, the 2016 CoBank Note and outstanding commercial paper.

The interest rates of the 2011, 2012, and 2017 Series A Bonds, and 2016 CoBank Note are fixed and set forth in the table below with the carrying value and fair value (dollars in thousands) at June 30, 2018.

	Maturing	Interest Rate	Carrying Value	Fair Value
2011 Series A, Tranche A	2031	4.20%	$58,500	$58,422
2011 Series A, Tranche B	2041	4.75%	141,833	149,977
2012 Series A, Tranche A	2032	4.01%	52,500	51,836
2012 Series A, Tranche B	2042	4.41%	81,000	82,369
2012 Series A, Tranche C	2042	4.78%	50,000	52,748
2017 Series A, Tranche A	2037	3.43%	38,000	35,742
2016 CoBank Note	2031	2.58%	38,760	36,116
Total			$460,593	$467,210

Chugach is exposed to market risk from changes in interest rates associated with its credit facility. Chugach’s credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the LIBOR. At June 30, 2018, Chugach had $53.0 million of commercial paper outstanding. A 100 basis-point rise or decline in interest rates would increase or decrease interest expense by approximately $0.5 million, based on $53.0 million of variable rate debt outstanding at June 30, 2018.

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

There have been no changes in Chugach’s internal controls over financial reporting identified in connection with the evaluation that occurred during the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information required by this Item is contained in Note 10 to the “Notes to Financial Statements” within Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS

Regulatory

Chugach’s billing rates are approved by the RCA. Timing of some expenses can impede or delay recovery through the SRF process.  Chugach submitted its December 31, 2017 test year SRF with the RCA on March 30, 2018.  The RCA approved a demand and energy rate increase of 0.3 percent to retail and a demand and energy rate decrease of 0.2 percent to Seward effective May 1, 2018. Chugach submitted its March 2018 test year SRF with the RCA on May 30, 2018, for rates effective August 1, 2018. Approved by the RCA July 6, 2018, this filing resulted in an increase to demand and energy rates of 1.8 percent and 2.9 percent for retail and wholesale customers, respectively.  See “ITEM 1 FINANCIAL STATEMENTS – Note 5 – REGULATORY MATTERS – Simplified Rate Filing.”

For information regarding additional risk factors, refer to Item 1A of Chugach’s Annual Report on Form 10-K for the year ended December 31, 2017. Except as noted above, these risk factors have not materially changed as of June 30, 2018.

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Paul Risse for CEO
Lee D. Thibert
Chief Executive Officer

By:	/s/ Sherri L. Highers
Sherri L. Highers
Chief Financial Officer

Date:	August 9, 2018