Form 10-Q
period 2018-09-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2018-11-09
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the unaudited financial statements of Chugach as of and for the quarter ended September 30, 2018, follow.

Chugach Electric Association, Inc.

Consolidated Balance Sheets

(Unaudited)

Assets	September 30, 2018	December 31, 2017

Utility plant:
Electric plant in service	$1,212,367,485	$1,205,092,224
Construction work in progress	19,235,244	17,952,573
Total utility plant	1,231,602,729	1,223,044,797
Less accumulated depreciation	(525,130,638)	(515,496,312)
Net utility plant	706,472,091	707,548,485

Other property and investments, at cost:
Nonutility property	76,889	76,889
Investments in associated organizations	8,566,395	8,980,410
Special funds	1,893,788	1,466,010
Restricted cash equivalents	775,161	1,028,758
Total other property and investments	11,312,233	11,552,067

Current assets:
Cash and cash equivalents	4,552,878	5,485,631
Special deposits	54,300	54,300
Restricted cash equivalents	538,988	687,370
Marketable securities	9,379,081	11,420,900
Fuel cost under-recovery	0	4,921,794
Accounts receivable, net	26,388,989	35,680,680
Materials and supplies	15,749,965	15,291,095
Fuel stock	11,254,356	6,901,994
Prepayments	3,822,752	4,953,170
Other current assets	292,496	257,193
Total current assets	72,033,805	85,654,127

Other non-current assets:
Deferred charges, net	37,288,222	32,764,065
Total other non-current assets	37,288,222	32,764,065

Total assets	$827,106,351	$837,518,744

Chugach Electric Association, Inc.

Consolidated Balance Sheets (continued)

(Unaudited)

Liabilities, Equities and Margins	September 30, 2018	December 31, 2017

Equities and margins:
Memberships	$1,741,307	$1,719,154
Patronage capital	173,484,942	172,928,887
Other	14,819,398	14,653,253
Total equities and margins	190,045,647	189,301,294

Long-term obligations, excluding current installments:
Bonds payable	398,416,664	421,833,331
Notes payable	34,770,000	37,164,000
Less unamortized debt issuance costs	(2,485,861)	(2,669,485)
Total long-term obligations	430,700,803	456,327,846

Current liabilities:
Current installments of long-term obligations	26,608,667	26,608,667
Commercial paper	62,000,000	50,000,000
Accounts payable	11,146,309	7,420,279
Consumer deposits	5,017,975	5,335,896
Fuel cost over-recovery	2,558,578	0
Accrued interest	1,028,538	5,991,619
Salaries, wages and benefits	8,031,686	7,017,131
Fuel	5,560,978	9,913,781
Other current liabilities	9,332,622	7,079,821
Total current liabilities	131,285,353	119,367,194

Other non-current liabilities:
Deferred compensation	1,366,927	1,229,294
Other liabilities, non-current	927,306	531,630
Deferred liabilities	1,391,253	1,249,390
Patronage capital payable	8,798,077	8,798,077
Cost of removal obligation / asset retirement obligation	62,590,985	60,714,019
Total other non-current liabilities	75,074,548	72,522,410

Total liabilities, equities and margins	$827,106,351	$837,518,744

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Operating revenues	$46,114,590	$49,405,607	$148,160,451	$161,753,739

Operating expenses:
Fuel	12,506,604	17,291,134	43,548,282	55,487,263
Production	4,577,360	4,711,160	13,184,565	12,951,877
Purchased power	4,373,454	3,089,568	12,668,357	11,739,475
Transmission	1,816,866	1,548,215	5,546,054	4,598,273
Distribution	3,968,811	4,080,959	11,590,360	10,368,772
Consumer accounts	1,632,570	1,483,127	5,150,221	4,580,216
Administrative, general and other	5,871,051	4,666,137	17,286,324	17,776,742
Depreciation and amortization	7,498,076	7,980,294	22,235,372	26,936,964
Total operating expenses	$42,244,792	$44,850,594	131,209,535	144,439,582

Interest expense:
Long-term debt and other	5,471,316	5,616,675	16,587,462	16,733,184
Charged to construction	(82,335)	(46,714)	(207,196)	(107,712)
Interest expense, net	$5,388,981	$5,569,961	16,380,266	16,625,472
Net operating margins	$(1,519,183)	$(1,014,948)	570,650	688,685

Nonoperating margins:
Interest income	186,209	164,207	536,905	471,038
Allowance for funds used during construction	34,306	19,555	86,304	45,219
Capital credits, patronage dividends and other	2,258	23,751	(189,843)	105,049
Total nonoperating margins	$222,773	$207,513	433,366	621,306

Assignable margins	$(1,296,410)	$(807,435)	$1,004,016	$1,309,991

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Assignable margins	$1,004,016	$1,309,991
Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation and amortization	22,235,372	26,936,964
Amortization and depreciation cleared to operating expenses	3,913,081	3,548,294
Allowance for funds used during construction	(86,304)	(45,219)
Write off of inventory, deferred charges and projects	160,022	393,341
Other	226,830	(52,782)
(Increase) decrease in assets:
Accounts receivable, net	10,090,756	1,955,518
Fuel cost under-recovery	4,921,794	(1,443,967)
Materials and supplies	(512,888)	2,183,548
Fuel stock	(4,352,362)	(4,452,097)
Prepayments	1,130,418	(3,514,464)
Other assets	(35,303)	4
Deferred charges	(7,192,752)	(432,465)
Increase (decrease) in liabilities:
Accounts payable	425,240	(1,282,462)
Consumer deposits	(317,921)	12,158
Fuel cost over-recovery	2,558,578	(3,824,722)
Accrued interest	(4,963,081)	(4,777,716)
Salaries, wages and benefits	1,014,555	(5,801)
Fuel	(4,352,803)	3,217,295
Other current liabilities	172,475	131,182
Deferred liabilities	(15,298)	0
Net cash provided by operating activities	26,024,425	19,856,600
Cash flows from investing activities:
Return of capital from investment in associated organizations	414,012	370,010
Investment in special funds	(302,152)	0
Investment in marketable securities and investments-other	(2,843,213)	(1,158,521)
Proceeds from the sale of marketable securities	4,707,765	0
Proceeds from capital grants	0	115,452
Extension and replacement of plant	(18,479,692)	(21,844,914)
Net cash used in investing activities	(16,503,280)	(22,517,973)
Cash flows from financing activities:
Payments for debt issue costs	0	(208,498)
Net increase (decrease) in short-term obligations	12,000,000	(17,200,000)
Proceeds from long-term obligations	0	40,000,000
Repayments of long-term obligations	(25,810,667)	(24,038,667)
Memberships and donations received	188,298	209,899
Retirement of patronage capital and estate payments	(447,961)	(484,345)
Net receipts on consumer advances for construction	3,214,453	3,679,338
Net cash (used in) provided by financing activities	(10,855,877)	1,957,727
Net change in cash, cash equivalents, and restricted cash equivalents	(1,334,732)	(703,646)
Cash, cash equivalents, and restricted cash equivalents at beginning of period	7,201,759	6,383,217
Cash, cash equivalents, and restricted cash equivalents at end of period	$5,867,027	$5,679,571
Supplemental disclosure of non-cash investing and financing activities:
Cost of removal obligation	$1,876,966	$743,256
Extension and replacement of plant included in accounts payable	$4,468,774	$1,291,167
Patronage capital retired/net transferred and included in other current liabilities	$2,000,000	$0
Supplemental disclosure of cash flow information - interest expense paid, net of amounts capitalized	$20,484,334	$20,518,560

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

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

September 30, 2018 and 2017

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

c. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the nine month periods ended September 30, 2018 and 2017 was in compliance with that provision.

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

September 30, 2018 and 2017

d. Cash, Cash Equivalents, and Restricted Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$4,552,878	$5,485,631
Restricted cash equivalents	538,988	687,370
Restricted cash equivalents included in other property and investments	775,161	1,028,758
Total cash, cash equivalents and restricted cash equivalents shown in the consolidated statements of cash flows	$5,867,027	$7,201,759

Restricted cash equivalents include funds on deposit for future workers’ compensation claims.

e. Marketable Securities

Chugach’s marketable securities consist of bond mutual funds, corporate bonds, and certificates of deposit with a maturity less than 12 months, classified as trading securities, reported at fair value with gains and losses in earnings. Net gains on marketable securities are included in nonoperating margins – capital credits, patronage dividends and other, and are summarized as follows:

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Net gains and (losses) recognized during the period on trading securities	$(177,267)	$103,443
Less: Net gains and (losses) recognized during the period on trading securities sold during the period	(179,916)	0
Unrealized gains and (losses) recognized during the reporting period on trading securities still held at the reporting date	$2,649	$103,443

f. Accounts Receivable

Included in accounts receivable are amounts invoiced to ML&P for their proportionate share of current Southcentral Power Project (SPP) costs, which amounted to $1.1 million and $1.3 million at September 30, 2018, and December 31, 2017, respectively. Accounts receivable also included $1.1 million from BRU operations primarily associated with gas sales to ENSTAR Natural Gas Company (ENSTAR) at December 31, 2017, at which time this contract expired.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

g. Fuel Stock

Fuel Stock is the weighted average cost of fuel injected into the Cook Inlet Natural Gas Storage (CINGSA). Chugach’s fuel balance in storage amounted to $11.3 million and $6.9 million at September 30, 2018, and December 31, 2017, respectively.

h. Investments in Associated Organizations

Chugach’s investments in associated organizations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment, if any. There were no impairments of these investments recognized during the nine months ended September 30, 2018 or 2017.

4.      REVENUE FROM CONTRACTS WITH CUSTOMERS

a. Nature of goods and services

The following is a description of the contracts and customer classes from which Chugach generates revenue.

i. Energy Sales

Energy sales revenues are Chugach’s primary source of revenue, representing approximately 95.1% and 92.4% of total operating revenue during the nine months ended September 30, 2018 and 2017, respectively.  Energy sales revenues are recognized upon delivery of electricity, based on billing rates authorized by the RCA, which are applied to customers’ usage of electricity. Chugach’s rates are established, in part, on test period sales levels that reflect actual operating results. Chugach's tariffs include provisions for the recovery of gas costs according to gas supply contracts and costs associated with the BRU operations, as well as purchased power costs.

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

September 30, 2018 and 2017

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

Chugach calculates unbilled revenue, for residential and commercial customers, at the end of each month to ensure the recognition of a full month of revenue. Chugach accrued $7,999,322 and $7,674,877 of unbilled retail revenue at September 30, 2018 and 2017, respectively, which is included in accounts receivable on the Balance Sheet. Revenue derived from wholesale and economy customers is recorded from metered locations on a calendar month basis, so no estimation is required.

The collectability of our energy sales is very high with typically 0.10% written off as bad debt expense, adjusted annually.

There were no costs associated with obtaining any of these contracts, therefore no asset was recognized or recorded associated with obtaining any contract.

ii. Wheeling

Wheeling represented 3.7% and 3.5% of our revenue during the nine months ended September 30, 2018 and 2017, respectively.  Wheeling was recorded through the wheeling of energy across Chugach’s transmission lines at rates set by utility tariff and approved by the RCA.  The rates are applied to MWh of energy wheeled. The collectability of wheeling is very high, with no adjustment required.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

iii. Gas Sales

There were no gas sales during the nine months ended September 30, 2018. Gas sales represented 3.1% of our revenue during the nine months ended September 30, 2017, and were recorded through the transfer of natural gas and billed monthly, using Mcf as the unit of measure, and the RCA approved gas transfer price, revised annually. The collectability of gas sales was very high, with no adjustment required.

iv. Other Miscellaneous Services

Other miscellaneous services consist of various agreements including dispatch service and gas transfer agreements, pole rentals and microwave bandwidth. Revenue from these agreements is billed monthly and represented 1.2% and 1.0% of our total operating revenue during the nine months ended September 30, 2018 and 2017, respectively. The revenue recognized from these agreements is recorded as the service is provided over a period of time. The collectability of these agreements is very high, with no adjustment required.

b. Disaggregation of Revenue

The table below details the revenue recognized by customer class and disaggregates base revenue from fuel and purchased power revenue recognized in the Consolidated Statement of Operations for the third quarter of 2018 and 2017 (in millions).

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2018	2017	% Variance	2018	2017	% Variance	2018	2017	% Variance
Retail	$28.1	$27.2	3.3%	$14.8	$16.1	(8.1%)	$42.9	$43.3	(0.9%)
Wholesale	$0.6	$0.6	0.0%	$0.7	$0.9	(22.2%)	$1.3	$1.5	(13.3%)
Economy	$0.0	$0.2	(100.0%)	$0.0	$0.5	(100.0%)	$0.0	$0.7	(100.0%)
Total Energy Sales	$28.7	$28.0	2.5%	$15.5	$17.5	(11.4%)	$44.2	$45.5	(2.9%)
Wheeling	$0.0	$0.0	0.0%	$1.2	$1.7	(29.4%)	$1.2	$1.7	(29.4%)
Gas Sales	$0.0	$0.0	0.0%	$0.0	$1.6	(100.0%)	$0.0	$1.6	(100.0%)
Other	$0.6	$0.5	20.0%	$0.1	$0.1	0.0%	$0.7	$0.6	16.7%
Total Miscellaneous	$0.6	$0.5	20.0%	$1.3	$3.4	(61.8%)	$1.9	$3.9	(51.3%)
Total Revenue	$29.3	$28.5	2.8%	$16.8	$20.9	(19.6%)	$46.1	$49.4	(6.7%)

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

The table below details the revenue recognized by customer class and disaggregates base revenue from fuel and purchased power revenue recognized in the Consolidated Statement of Operations for the nine months ended September 30, 2018, and 2017 (in millions).

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2018	2017	% Variance	2018	2017	% Variance	2018	2017	% Variance
Retail	$88.3	$89.4	(1.2%)	$48.7	$52.6	(7.4%)	$137.0	$142.0	(3.5%)
Wholesale	$1.6	$1.7	(5.9%)	$2.3	$2.7	(14.8%)	$3.9	$4.4	(11.4%)
Economy	$0.0	$0.4	(100.0%)	$0.0	$2.7	(100.0%)	$0.0	$3.1	(100.0%)
Total Energy Sales	$89.9	$91.5	(1.7%)	$51.0	$58.0	(12.1%)	$140.9	$149.5	(5.8%)
Wheeling	$0.0	$0.0	0.0%	$5.4	$5.7	(5.3%)	$5.4	$5.7	(5.3%)
Gas Sales	$0.0	$0.0	0.0%	$0.0	$4.9	(100.0%)	$0.0	$4.9	(100.0%)
Other	$1.8	$1.6	12.5%	$0.1	$0.1	0.0%	$1.9	$1.7	11.8%
Total Miscellaneous	$1.8	$1.6	12.5%	$5.5	$10.7	(48.6%)	$7.3	$12.3	(40.7%)
Total Revenue	$91.7	$93.1	(1.5%)	$56.5	$68.7	(17.8%)	$148.2	$161.8	(8.4%)

c. Contract Balances

The table below provides information about contract receivables, contract assets and contract liabilities.

	September 30, 2018	December 31, 2017
Contract receivables, included in accounts receivable	$23,257,609	$31,215,494
Consumer deposits	3,284,182	3,754,415
Contract asset	0	4,921,794
Contract liabilities	4,292,371	1,581,481

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

Significant changes in the contract assets and liabilities balances during the nine months ended September 30, 2018, are as follows:

	Contract assets Increase (decrease)	Contract liabilities (Increase) decrease
Revenue recognized that was included in the contract liability balance at the beginning of the period	$0	$1,456,096
Revenue recognized and transferred from contract asset at the beginning of the period	(4,921,794)	0
Cash received, excluding amounts recognized as revenue during the period	0	(4,166,986)
Net change	$(4,921,794)	$(2,710,890)

d. Transaction Price Allocated to Remaining Performance Obligations

The table below includes estimated revenue to be recognized during the remainder of 2018 and in 2019 related to performance obligations that are unsatisfied (or partially unsatisfied) at September 30, 2018.

2018
Credit balances	$1,733,793
Fuel cost over-recovery	2,558,578

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

Chugach submitted quarterly SRF filings which resulted in a system demand and energy rate decrease of 3.0% effective July 1, 2017; an increase of 1.9% effective November 1, 2017; an increase of 0.4 % effective February 1, 2018; an increase of 0.3% effective May 1, 2018; an increase of 1.8% effective August 1, 2018; and an increase of 2.7% effective November 1, 2018.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

Fuel and Purchased Power Rates

Chugach recovers fuel and purchased power costs directly from retail and wholesale customers through the fuel and purchased power rate adjustment process. Changes in fuel and purchased power costs are primarily due to fixed price or fuel price adjustment processes in gas-supply contracts. Other factors, including generation unit availability, also impact fuel and purchased power recovery rate levels.

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

Operation and Regulation of the Alaska Railbelt Electric and Transmission System

In June 2016, the RCA opened a docket to “evaluate the reliability and security standards and practices of Alaska Electric Utilities.” In 2017, Chugach and several other Alaska Railbelt utilities entered into a contract with GDS Associates, Inc. (GDS). GDS’s scope is to facilitate discussion between all six Alaska Railbelt utilities and various stakeholders with an end goal of submitting to the RCA a Railbelt Reliability Council (RRC), including a governance structure, that will be responsible for adoption and enforcement of uniform reliability standards and integrated transmission resource planning. GDS presented to the RCA during two technical conferences in January and March of 2018. Chugach and the other utilities provided GDS’s final recommendation of the RRC to the RCA in May 2018. Currently the utilities are finalizing an MOU covering implementation which is expected to be filed with the RCA in the fourth quarter of 2018 pending review and approval by each of the respective utility’s Board of Directors.  While Chugach cannot determine the materiality of any effect on its results of operations, financial condition, and cash flows until a business model and plan are adopted, it anticipates a positive outcome.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

Cook Inlet Natural Gas Storage Alaska, LLC (CINGSA)

CINGSA filed Tariff Advice Number 32-733 on April 30, 2018, to request adjustments to their base rates for firm natural gas storage service (FSS) and interruptible gas storage service (ISS). Chugach has intervened in this case, and the RCA has suspended this filing into a docket.  The RCA is expected to issue a decision by July 24, 2019.

On April 27, 2018, CINGSA filed a request with the RCA for advance determination of decisional prudence and assurance of cost recovery for what has been termed the Redundancy Project.  A docket was opened to address this matter. Chugach is participating in this docket. A decision by the RCA is expected by January 4, 2019.

Regulatory Assets:  Beluga Power Plant Unit No. 3 Overhaul and Cooper Lake Dredging Project

In June 2018, Chugach submitted petitions to the RCA for approval to create regulatory assets to amortize the costs for the overhaul of Beluga Unit No. 3 and for the Cooper Lake Power Plant Tailrace Dredging project. On August 27, 2018, the RCA authorized Chugach to create regulatory assets in the amount of $4.2 million for the overhaul of Beluga Unit No. 3 for amortization over a 26-month period beginning September 1, 2018, and $1.0 million for the Cooper Lake dredging project over a 16-month period beginning January 1, 2019.

6.      DEBT

Lines of Credit

Chugach maintains a $50.0 million line of credit with National Rural Utilities Cooperative Finance Corporation (NRUCFC). Chugach did not utilize this line of credit in the nine months ended September 30, 2018. In addition, Chugach did not utilize this line of credit during 2017 and had no outstanding balance at December 31, 2017.  The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC. The borrowing rate was 3.50% at September 30,  2018, and 3.00% at December 31, 2017. The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. The NRUCFC line of credit was renewed September 29, 2017, and expires September 29, 2022. This line of credit is immediately available for unconditional borrowing.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

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

Chugach expects to continue issuing commercial paper in 2018, as needed. Chugach had $62.0 million and $50.0 million of commercial paper outstanding at September 30, 2018, and December 31, 2017, respectively.

The following table provides information regarding average commercial paper balances outstanding for the quarters ended September 30, 2018, and 2017 (dollars in millions), as well as corresponding weighted average interest rates:

2018		2017
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$52.9	2.28%	$42.8	1.40%

Term Loans

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2016 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated June 30, 2016, and secured by the Second Amended and Restated Indenture of Trust (Indenture). At September 30, 2018, Chugach had $38.0 million outstanding with CoBank.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

Debt Issuance Costs

The following table outlines debt issuance costs associated with long-term obligations, excluding current installments, at September 30, 2018.

	Long-term Obligations	Unamortized Debt Issuance Costs
2011 Series A Bonds	$189,666,664	$1,127,095
2012 Series A Bonds	172,750,000	958,149
2017 Series A Bonds	36,000,000	191,528
2016 CoBank Note	34,770,000	209,089
	$433,186,664	$2,485,861

The following table outlines debt issuance costs associated with long-term obligations, excluding current installments, at December 31, 2017.

	Long-term Obligations	Unamortized Debt Issuance Costs
2011 Series A Bonds	$200,333,331	$1,218,687
2012 Series A Bonds	183,500,000	1,019,582
2017 Series A Bonds	38,000,000	199,399
2016 CoBank Note	37,164,000	231,817
	$458,997,331	$2,669,485

7.      RECENT ACCOUNTING PRONOUNCEMENTS

Issued, and adopted at September 30, 2018:

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

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

While there was not a material impact to the net change in cash flows, the beginning and ending cash balances for the nine months ended September 30, 2017, increased $1,710,282 and $1,713,249,  respectively, to reflect the restricted cash equivalents balances.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842.” ASU 2018-01 amends ASU 2016-02 to provide an optional transition practical expedient allowing entities to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840.

Chugach is continuing to evaluate existing leases and contracts to determine the impact of these updates.  Chugach expects that, for the vast majority of its leases, the impact will not be material, however it continues to evaluate the impact, if any, of Topic 842 on its Bradley Lake Hydroelectric Project and continues to monitor utility industry implementation issues that may change existing and future lease classification.  We are working on developing and implementing a new contract review process to ensure that any future leases will be identified and accounted for properly according to the new standard.  We have evaluated existing land easements and determined that we will elect to use the practical expedient for transition.

These updates are effective for fiscal years beginning after December 15, 2018, including the interim periods within those years, with early adoption permitted. Chugach will begin application of ASU 2016-02 and related updates on January 1, 2019. Chugach expects these updates to increase the recorded amounts of assets and liabilities. We are continuing to evaluate the impact of these updates to our results of operations, financial position, and cash flows.

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

ASC Update 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.”  ASU 2018-13 which changes the fair value measurement disclosure requirements of ASC 820. This update is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU.  Chugach will begin application of ASU 2018-13 on January 1, 2020. Adoption is not expected to have a material effect on its results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

ASC Update 2018-14 “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans”

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.”  ASU 2018-14 Modifies ASC 715-20 to improve disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU is effective for fiscal years ending after December 15, 2020, for public companies.  Early adoption is permitted.  Chugach will begin application of ASU 2018-14 on January 1, 2021. Adoption is not expected to have a material effect on its results of operations, financial position, and cash flows.

ASC Update 2018-15 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.”  ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  The ASU is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. Chugach will begin application of ASU 2018-15 on January 1, 2020. Adoption is not expected to have a material effect on its results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

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

The table below presents the balance of Chugach’s marketable securities measured at fair value on a recurring basis at September 30, 2018, and December 31, 2017. Chugach’s bond mutual funds, corporate bonds, and marketable certificates of deposit are measured using quoted prices in active markets. Chugach had no other assets or liabilities measured at fair value on a recurring basis at September 30, 2018, or at December 31, 2017.

September 30, 2018	Total	Level 1	Level 2	Level 3
Bond mutual funds	$7,939,912	$7,939,912	$0	$0
Certificates of deposit	$1,439,169	$1,439,169	$0	$0

December 31, 2017	Total	Level 1	Level 2	Level 3
Bond mutual funds	$8,109,242	$8,109,242	$0	$0
Corporate bonds	$248,335	$248,335	$0	$0
Certificates of deposit	$3,063,323	$3,063,323	$0	$0

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The fair value of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying value due to their short-term nature.

The estimated fair values (in thousands) of long-term obligations included in the financial statements at September 30, 2018, are as follows:

	Carrying Value	Fair Value Level 2
Long-term obligations (including current installments)	$459,795	$460,754

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

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

10.    COMMITMENTS AND CONTINGENCIES

Contingencies

Chugach is a participant in various legal actions, rate disputes, personnel matters and claims both for and against Chugach’s interests. Management believes the outcome of any such matters will not materially impact Chugach’s financial condition, results of operations or liquidity. Chugach establishes reserves when a particular contingency is probable and calculable. Chugach has not accrued for any contingency at September 30, 2018, as it does not consider any contingency to be probable nor calculable. Chugach faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

BRU Operations

Chugach and other owners, ML&P and Hilcorp, are operating under an existing Joint Operating Agreement. Hilcorp is the operator for BRU. The owners are considering updating the existing Joint Operating Agreement to better match the new owners’ interests.

Patronage Capital

Pursuant to agreements reached with HEA and MEA, patronage capital allocated or retired to HEA or MEA is classified as patronage capital payable on Chugach’s Balance Sheet. At September 30, 2018, and December 31, 2017, patronage capital payable to MEA and HEA was $4.9 million and $5.9 million, respectively.

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

Potential ML&P Acquisition

In December 2017, the Mayor of Anchorage, Alaska, announced plans to place a proposition on the April 3, 2018 municipal ballot allowing the voters to authorize the sale of ML&P to Chugach. The proposition was approved by Anchorage voters 65.08% to 34.92% per the certified election results.  Chugach and the Municipality of Anchorage are currently negotiating the terms of an asset purchase agreement and related agreements.  Final agreement and close are conditioned upon the parties receiving necessary approvals from the Anchorage Assembly, the Chugach Board of Directors, and the RCA.

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

In June 2016, the RCA opened a docket to “evaluate the reliability and security standards and practices of Alaska Electric Utilities.” In 2017, Chugach and several other Alaska Railbelt utilities entered into a contract with GDS Associates, Inc. (GDS). GDS’s scope is to facilitate discussion among all six Alaska Railbelt utilities and various stakeholders with an end goal of submitting to the RCA a proposal for a Railbelt Reliability Council (RRC), including a governance structure, that will be responsible for adoption and enforcement of uniform reliability standards and integrated transmission resource planning. GDS presented to the RCA during technical conferences in January and March 2018. Chugach and the other utilities provided GDS’s final recommendation of the RRC to the RCA in May 2018.  Currently the utilities are finalizing an MOU covering implementation which is expected to be filed with the RCA in the fourth quarter of 2018 pending review and approval by each of the respective utility’s governance bodies.  While Chugach cannot determine the materiality of any effect on its results of operations, financial condition, and cash flows until a business model and plan are adopted, it anticipates a positive outcome.

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

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins decreased $0.5 million, or 60.6%, during the third quarter of 2018 compared to the third quarter of 2017, primarily due to increased administrative, general, and other expense.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased $3.3 million, or 6.7%, in the third quarter of 2018 compared to the third quarter of 2017. This decrease was primarily due to lower kWh sales, lower fuel costs recovered in revenue through the fuel and purchased power adjustment process, and the expiration of the gas sales contract with ENSTAR.

Retail revenue decreased $0.3 million, or 0.7%, in the third quarter of 2018 compared to the third quarter of 2017 primarily due to lower fuel costs recovered through the fuel and purchased power adjustment process.

Wholesale revenue decreased $0.2 million, or 13.3%, in the third quarter of 2018 compared to the third quarter of 2017, primarily due to lower fuel costs recovered through the fuel and purchased power adjustment process.

Economy revenue decreased $0.7 million, or 100.0%, in the third quarter of 2018 compared to the third quarter of 2017, due to no economy energy sales in 2018.

Miscellaneous revenue decreased $2.0 million, or 51.3%, in the third quarter of 2018 compared to the third quarter of 2017, primarily due to the expiration of the ENSTAR gas sales contract.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to Seward contributed approximately $0.3 million and $0.4 million to Chugach’s fixed costs for the quarters ended September 30, 2018 and 2017, respectively.

See “ITEM 1 – FINANCIAL STATEMENTS – Note 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS,” for a table showing the base rate sales and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended September 30, 2018 and 2017.

The following table summarizes kWh sales for the quarter ended September 30:

Customer	2018 kWh	2017 kWh

Retail	247,090,208	251,003,486
Wholesale	14,801,678	15,896,837
Economy Energy	0	10,388,000
Total	261,891,886	277,288,323

From the third quarter of 2017 to the third quarter of 2018, base demand and energy rates increased 4.5% to retail and 0.7% to Seward, respectively. The increases are the result of the net impact associated with final rates from Chugach’s SRF process.

Total operating expenses decreased $2.6 million, or 5.8%, in the third quarter of 2018 compared to the third quarter of 2017, primarily due to lower fuel expense.

Fuel expense decreased $4.8 million, or 27.7%, in the third quarter of 2018 compared to the third quarter of 2017, primarily due to less fuel purchased for generation as a result of lower energy sales, as well as a lower average effective delivered price per Mcf. In the third quarter of 2018, Chugach purchased 1,433,423 Mcf of fuel at an average effective delivered price of $7.85 per Mcf. The amount of fuel purchased does not include fuel produced at BRU.  In the third quarter of 2018, Chugach used 284,187 Mcf of fuel produced at BRU.  In the third quarter of 2017 Chugach reported the amount used, including fuel produced at BRU, of 2,031,831 Mcf of fuel at an average effective delivered price of $7.69 per Mcf.  For comparative purposes, we have recalculated the 2017 average effective delivered price to only reflect the amount purchased.  In the third quarter of 2017, Chugach purchased 1,906,772 Mcf of fuel at an average effective delivered price of $8.20 per Mcf.

Production expense did not materially change in the third quarter of 2018 compared to the third quarter of 2017.

Purchased power expense increased $1.3 million, or 41.6% in the third quarter of 2018 compared to the third quarter of 2017.  This change is primarily due to increased purchases from MEA and decreased purchases from ML&P and Bradley Lake, which resulted in a higher average effective price per kWh.  In the third quarter of 2018, Chugach purchased 51,847 MWh of energy at an average effective price of 6.76 cents per kWh. In the third quarter of 2017, Chugach purchased 67,879 MWh of energy at an average effective price of 3.46 cents per kWh.

Transmission expense increased $0.3 million, or 17.4%, in the third quarter of 2018 compared to the third quarter of 2017, primarily due to more substation maintenance labor.

Distribution expense did not materially change in the third quarter of 2018 compared to the third quarter of 2017.

Consumer accounts expense did not materially change in the third quarter of 2018 compared to the third quarter of 2017.

Administrative, general and other expense increased $1.2 million, or 25.8%, in the third quarter of 2018 compared to the third quarter of 2017, primarily due to higher labor associated with information services, insurance, and regulatory expenses.

Depreciation and amortization decreased $0.5 million, or 6.0%, in the third quarter of 2018 compared to the third quarter of 2017, primarily due to adjustments from project closeouts.

Interest on long-term and other debt and interest charged to construction did not materially change in the third quarter of 2018 compared to the third quarter of 2017.

Non-operating margins did not materially change in the third quarter of 2018 compared to the third quarter of 2017.

Current Year to Date versus Prior Year to Date

Assignable margins decreased $0.3 million, or 23.4%, in the first nine months of 2018 compared to the same period of 2017, primarily due to decreased operating revenue as a result of lower sales.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased $13.6 million, or 8.4%, in the first nine months of 2018 compared to the same period of 2017. This decrease was primarily due to lower fuel costs recovered through the fuel and purchased power adjustment process,  decreased energy sales caused by warmer weather,  decreased economy energy sales, and lower BRU fuel sales revenue due to the expiration of the ENSTAR gas sales contract.

Retail revenue decreased $5.0 million, or 3.5%, in the first nine months of 2018 compared to the same period of 2017, due to lower fuel costs recovered through the fuel and purchased power adjustment process and decreased energy sales, as discussed above.

Wholesale revenue decreased $0.5 million, or 11.4%, in the first nine months of 2018 compared to the same period of 2017, primarily due to decreased fuel costs recovered through the fuel and purchased power adjustment process and decreased energy sales.

Economy revenue decreased $3.1 million, or 100.0%, in the first nine months of 2018 compared to the same period of 2017, due to fewer economy energy sales.

Miscellaneous revenue decreased $5.0 million, or 40.7%, in the first nine months of 2018 compared to the same period of 2017, primarily due to the expiration of the ENSTAR gas sales contract.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to Seward contributed approximately $1.0 million and $1.1 million to Chugach’s fixed costs for the nine months ended September 30, 2018, and 2017, respectively.

See “ITEM 1 – FINANCIAL STATEMENTS – Note 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS,” for a table showing the base rate sales and fuel and purchased power revenue by customer class that is included in revenue for the nine months ending September 30, 2018 and 2017.

The following table summarizes kWh sales for the nine months ended September 30:

Customer	2018 kWh	2017 kWh

Retail	787,227,397	806,832,569
Wholesale	43,859,191	45,503,487
Economy Energy	207	31,220,000
Total	831,086,795	883,556,056

In the first nine months of 2018, base demand and energy rates charged to retail customers increased 2.5%, and 2.8% to the wholesale customer, Seward. The increases are primarily due to rate increases resulting from lower system sales levels. Base demand and energy rates charged to retail customers and wholesale customer, Seward, decreased 3.0% and 4.9%, respectively, in the first nine months of 2017.

Total operating expenses decreased $13.2 million, or 9.2%, in the first nine months of 2018 compared to the same period of 2017, primarily due to lower fuel and depreciation and amortization expense.

Fuel expense decreased $11.9 million, or 21.5%, in the first nine months of 2018 compared to the same period of 2017, primarily due to less fuel purchased for generation as a result of decreased energy sales.  In the first nine months of 2018, Chugach purchased 4,861,861 Mcf of fuel at an average effective delivered price of $8.17 per Mcf. The amount of fuel purchased does not include fuel produced at BRU.  In the first nine months of 2018, Chugach used 833,850 Mcf of fuel produced at BRU.  In 2017 Chugach reported the amount used, including fuel produced at BRU, of 6,327,236 Mcf of fuel at an average effective delivered price of $7.95 per Mcf.  For comparative purposes, we have recalculated the 2017 average effective delivered price to only reflect the amount purchased.  In the first nine months of 2017, Chugach purchased 6,279,682 Mcf of fuel at an average effective delivered price of $8.01 per Mcf.

Production expense did not materially change in the first nine months of 2018 compared to the same period of 2017.

Purchased power expense increased $0.9 million, or 7.9%, in the first nine months of 2018 compared to the same period of 2017, due to an increase in the average effective price per kWh.  In the first nine months of 2018, Chugach purchased 156,225 MWh of energy at an average effective price of 6.56 cents per kWh. In the first nine months of 2017, Chugach purchased 164,032 MWh of energy at an average effective price of 5.79 cents per kWh.

Transmission expense increased $0.9 million, or 20.6%, in the first nine months of 2018 compared to the same period of 2017, primarily due to more substation and line operations maintenance labor.

Distribution expense increased $1.2 million, or 11.8%, in the first nine months of 2018 compared to the same period of 2017, primarily due to increased labor and vegetation clearing expense, as well as increased maintenance costs associated with storm damage incurred during the second quarter of 2018.

Consumer accounts expense increased $0.6 million, or 12.4%, in the first nine months of 2018 compared to the same period of 2017, primarily due to increased labor as well as advertising costs associated with the ML&P acquisition.

Administrative, general and other expense decreased $0.5 million, or 2.8%, in the first nine months of 2018 compared to the same period of 2017, primarily due to lower legal and regulatory expenses.

Depreciation and amortization decreased $4.7 million, or 17.5%, in the first nine months of 2018 compared to the same period of 2017, primarily due to the implementation of lower depreciation rates effective July 1, 2017 as well as higher retirement adjustments from project closeouts.

Interest on long-term and other debt and interest charged to construction did not materially change in the first nine months of 2018 compared to the same period of 2017.

Non-operating margins decreased $0.2 million, or 30.3%, in the first nine months of 2018 compared to the same period of 2017, primarily due to the change in market value of marketable securities.

Financial Condition

Assets

Total assets did not materially change from December 31, 2017, to September 30, 2018. Decreases in net utility plant, marketable securities, fuel cost under-recovery, accounts receivable, and prepayments were somewhat offset by an increase in fuel stock and deferred charges over the same period. Net utility plant decreased $1.1 million, or 0.2%, due to retirements and depreciation expense in excess of extension and replacement of plant. Marketable securities decreased $2.0 million, or 17.9%, due to maturity of Certificates of Deposit.  Fuel cost under-recovery decreased $4.9 million, or 100.0%, due to cost recovery through the fuel and purchased power adjustment process during the first nine months of 2018. Accounts receivable decreased $9.3 million, or 26.0%, primarily due to a decrease in energy sales due to warmer weather, as well as the expiration of the gas sales contract with ENSTAR. Prepayments decreased $1.1 million, or 22.8%, primarily due to recognition of the purchased power expense that had been prepaid for the Bradley Lake Hydroelectric Project during the fourth quarter of 2017. Fuel stock increased $4.4 million, or 63.1%, due to fuel injections into storage exceeding withdrawals as a result of lower fuel requirements caused by a decrease in energy sales.  Deferred charges increased $4.5 million, or 13.8%, due to the deferred treatment of costs associated with the ML&P Acquisition as well as costs associated with the overhaul of Beluga Unit 3, see “ITEM 1 – FINANCIAL STATEMENTS – Note 5 – REGULATORY MATTERS - Regulatory Assets:  Beluga Power Plant Unit No. 3 Overhaul and Cooper Lake Dredging Project.”

Liabilities and Equity

Total liabilities, equities and margins did not materially change from December 31, 2017, to September 30, 2018. Decreases in long-term obligations, accrued interest, and fuel were somewhat offset by increases in commercial paper, accounts payable, other liabilities, cost of removal obligation / ARO, and salaries, wages and benefits. Long-term obligations decreased $25.6 million, or 5.6%, accrued interest decreased $5.0 million, or 82.8%, and commercial paper increased $12.0 million, or 24.0%, primarily due to issuance of commercial paper used to make payments of principal and accrued interest on long-term obligations. Fuel decreased $4.4 million, or 43.9%, primarily due to lower fuel requirements caused by a decrease in energy sales. Accounts payable increased $3.7 million, or 50.2%, due to the timing of cash payments and other current liabilities increased $2.3 million, or 31.8%, due to an increase in the underground ordinance liability. Cost of removal obligation / ARO increased $1.9 million, or 3.1%, as a result of removal costs of electric plant in service included in depreciation rates for the first nine months of 2018.

LIQUIDITY AND CAPITAL RESOURCES

Summary

Chugach ended the third quarter of 2018 with $5.9 million of cash, cash equivalents, and restricted cash equivalents down from $7.2 million at December 31, 2017. Chugach also had $9.4 million and $11.4 million in marketable securities at September 30, 2018 and December 31, 2017, respectively. Chugach did not utilize its $50.0 million line of credit maintained with NRUCFC in the third quarter, therefore, this line of credit had no outstanding balance and the available borrowing capacity under this line was $50.0 million at September 30, 2018. Chugach issued additional commercial paper and ended the second quarter with $62.0 million of commercial paper outstanding, thus the available borrowing capacity under the commercial paper program at September 30, 2018, was $88.0 million.

Cash equivalents consist of all highly liquid debt instruments, with a maturity of three months or less when purchased, and a concentration account with First National Bank Alaska (FNBA).

Cash Flows

The following table summarizes Chugach’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2018 and 2017.

	2018	2017
Total cash provided by (used in):
Operating activities	$26,024,425	$19,856,600
Investing activities	(16,503,280)	(22,517,973)
Financing activities	(10,855,877)	1,957,727
Increase (decrease) in cash and cash equivalents	$(1,334,732)	$(703,646)

Operating Activities

Cash provided by operating activities was $26.0 million for the nine months ended September 30, 2018, compared with $19.9 million for the nine months ended September 30, 2017. The increase in cash provided by operating activities was primarily due to fuel and purchased power recovery, as a result of the under-collection of the prior quarter’s fuel and purchased power costs during the nine months ended September 30, 2018, compared with the refunding of the prior quarter’s fuel and purchased power costs during the same period of 2017. The collection of receivables and a decrease in prepayments during the nine months ended September 30, 2018, compared to the same period in 2017 also contributed to the increase, as well as less cash used for accounts payable. These were somewhat offset by more cash used for materials and supplies associated with distribution projects and deferred charges associated with ML&P acquisition activities. Additionally, less cash was used for fuel as a result of lower fuel requirements caused by lower energy sales in during the nine months ended September 30, 2018, compared with same period in 2017.

Investing Activities

Cash used in investing activities was $16.5 million for the nine months ended September 30, 2018, compared with $22.5 million for the nine months ended September 30, 2017. The change in cash used in investing activities was primarily due to less cash used for extension and replacement of plant primarily due to a decrease in construction activity, as well as cash received from marketable securities during the nine months ended September 30, 2018.

Capital construction through September 30, 2018, was $18.5 million and is estimated to be $49.8 million for the full year. Once funding from other sources is collected, the total cash requirement is estimated to be $41.9 million for 2018, which includes non-construction investments in deferred charges. Capital improvement expenditures are expected to increase during the third quarter as the construction season continues.

Financing Activities

Cash used in financing activities was $10.9 million for the nine months ended September 30, 2018, compared with cash provided by financing activities of $2.0 million for the nine months ended September 30, 2017. The change in cash used in financing activities was primarily due to the issuance of the 2017 Bonds net of repayment of commercial paper in the nine months ended September 30, 2017.

Sources of Liquidity

Chugach satisfies its operational and capital cash requirements through internally generated funds, a $50.0 million line of credit from NRUCFC and a $150.0 million commercial paper program. At September 30, 2018, there was no outstanding balance on the NRUCFC line of credit and $62.0 million of outstanding commercial paper. Therefore, at September 30, 2018, the available borrowing capacity under Chugach’s line of credit with NRUCFC was $50.0 million and the available commercial paper capacity was $88.0 million.

Commercial paper can be repriced between one day and 270 days. The average commercial paper balance for the nine months ended September 30, 2018, was $52.9 million with a corresponding weighted average interest rate of 2.28%. The maximum amount of outstanding commercial paper for the nine months ended September 30, 2018, was $64.0 million.

The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding monthly weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate
January	$44.7	1.80%
February	$38.1	1.78%
March	$51.8	2.12%
April	$59.5	2.29%
May	$56.4	2.21%
June	$53.3	2.26%
July	$51.1	2.29%
August	$50.1	2.25%
September	$57.7	2.29%

At September 30, 2018, Chugach had a term loan facility with CoBank. Loans made under these facilities are evidenced by the 2016 CoBank Note, which is governed by the Second and Amended and Restated Master Loan Agreement dated June 30, 2016 and secured by the Indenture.

At September 30, 2018, Chugach had the following outstanding with this facility:

	Principal Balance	Interest Rate at September 30, 2018	Maturity Date	Principal Payment Dates

2016 CoBank Note	$37,962,000	2.58%	2031	2018-2031

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

CRITICAL ACCOUNTING POLICIES

As of September 30, 2018, there have been no significant changes in Chugach’s critical accounting policies as disclosed in Chugach’s 2017  Annual Report on Form 10-K. This includes policies regarding electric utility regulation.

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

Interest Rate Risk

At September 30, 2018, short- and long-term debt was comprised of the 2011, 2012, and 2017 Series A Bonds, the 2016 CoBank Note and outstanding commercial paper.

The interest rates of the 2011, 2012, and 2017 Series A Bonds, and 2016 CoBank Note are fixed and set forth in the table below with the carrying value and fair value (dollars in thousands) at September 30, 2018.

	Maturing	Interest Rate	Carrying Value	Fair Value
2011 Series A, Tranche A	2031	4.20%	$58,500	$58,047
2011 Series A, Tranche B	2041	4.75%	141,833	146,848
2012 Series A, Tranche A	2032	4.01%	52,500	51,500
2012 Series A, Tranche B	2042	4.41%	81,000	81,470
2012 Series A, Tranche C	2042	4.78%	50,000	52,143
2017 Series A, Tranche A	2037	3.43%	38,000	35,476
2016 CoBank Note	2031	2.58%	37,962	35,270
Total			$459,795	$460,754

Chugach is exposed to market risk from changes in interest rates associated with its credit facility. Chugach’s credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the LIBOR. At September 30, 2018, Chugach had $62.0 million of commercial paper outstanding. A 100 basis-point rise or decline in interest rates would increase or decrease interest expense by approximately $0.6 million, based on $62.0 million of variable rate debt outstanding at September 30, 2018.

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

There have been no changes in Chugach’s internal controls over financial reporting identified in connection with the evaluation that occurred during the third quarter of 2018 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information required by this Item is contained in Note 10 to the “Notes to Financial Statements” within Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS

Regulatory

Chugach’s billing rates are approved by the RCA. Chugach is required to submit filings to the RCA for approval before any rate changes can be implemented.  While there is no limitation on decreases, base rate increases under SRF are limited to 8% in a 12-month period and 20% in a 36-month period.  SRF is an expedited base rate adjustment process available to electric cooperatives in the State of Alaska, with filings made either on a quarterly or semi-annual basis.   Chugach submitted its December 31, 2017 test year SRF with the RCA on March 30, 2018.  The RCA approved a demand and energy rate increase of 0.3 percent to retail and a demand and energy rate decrease of 0.2 percent to Seward effective May 1, 2018. Chugach submitted its March 2018 test year SRF with the RCA on May 30, 2018, for rates effective August 1, 2018. Approved by the RCA July 6, 2018, this filing resulted in an increase to demand and energy rates of 1.8 percent and 2.9 percent for retail and wholesale customers, respectively. Chugach submitted its June 2018 test year SRF with the RCA on August 31, 2018, for rates effective November 1, 2018. Approved by the RCA October 5, 2018, this filing resulted in an increase to demand and energy rates of 2.7 percent and 1.5 percent for retail and wholesale customers, respectively.   See “ITEM 1 FINANCIAL STATEMENTS – Note 5 – REGULATORY MATTERS – Simplified Rate Filing.”

For information regarding additional risk factors, refer to Item 1A of Chugach’s Annual Report on Form 10-K for the year ended December 31, 2017. Except as noted above, these risk factors have not materially changed as of September 30, 2018.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description
10.78.1	Amendment to Employment Agreement between the Registrant and Lee D. Thibert dated effective October 24, 2018. Incorporated by reference to the Registrant’s Form 8-K dated October 24, 2018.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Lee D. Thibert
Lee D. Thibert
Chief Executive Officer

By:	/s/ Sherri L. Highers
Sherri L. Highers
Chief Financial Officer

Date:	November 9, 2018