Form 10-K
period 2018-12-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2019-03-27
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2018

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

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

2018 Form 10-K Annual Report

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report that do not relate to historical facts, including statements relating to future plans, events or performance, are forward-looking statements that involve risks and uncertainties. Actual results, events or performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report and the accuracy of which is subject to inherent uncertainty. Chugach Electric Association, Inc. (“Chugach”) undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances that may occur after the date of this report or the effect of those events or circumstances on any of the forward-looking statements contained in this report, except as required by law.

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

Chugach makes its current and periodic reports available, free of charge, on its website at www.chugachelectric.com as soon as practicable after filing with the Securities and Exchange Commission (“SEC”). The information on Chugach’s website is not a part of this Annual Report on Form 10-K. Chugach’s website also provides a link to the SEC’s website at http://www.sec.gov.

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

Chugach is an electric cooperative that is exempt from federal income taxation as an organization described in Section 501(c)(12) of the Internal Revenue Code.  Chugach’s hydroelectric project is licensed by the Federal Energy Regulatory Commission (“FERC”). As such, Chugach is subject to FERC reporting requirements and our accounting records conform to the Uniform System of Accounts as prescribed by FERC. In lieu of state and local ad valorem, income and excise taxes, Alaska electric cooperatives must pay a gross revenue tax to the State of Alaska at the rate of $0.0005 per kilowatt-hour (kWh) of electricity sold in the retail market during the preceding year. This tax is collected monthly and remitted annually. In addition, we currently collect a regulatory cost charge (“RCC”) of $0.000978 per kWh of retail electricity sold. The RCC is assessed to fund the operations of the Regulatory Commission of Alaska (“RCA”) and is collected monthly and remitted to the State of Alaska quarterly. We also collect sales tax on retail electricity sold to consumers in Whittier, seasonally (April through September), and in the Kenai Peninsula Borough, monthly. This tax is remitted to the City of Whittier monthly and to the Kenai Peninsula Borough quarterly. These taxes are a direct pass-through to consumer bills and therefore do not impact our margins.

We had 293 employees as of March 12, 2019.  Approximately 70% of our employees are members of the International Brotherhood of Electrical Workers (“IBEW”). Chugach has three Collective Bargaining Unit Agreements (“CBA”) with the IBEW. We also have a CBA with the Hotel Employees and Restaurant Employees (“HERE”). All of the CBA’s have been renewed through June 30, 2021. The three IBEW CBAs provide for wage and pension contribution increases in all years and include health and welfare premium cost sharing provisions. The HERE CBA provides for wage, pension contribution, and health and welfare contribution increases in all years. We believe our relationship with our employees is good.

Our members are the consumers of the electricity sold by us. As of December 31, 2018, we had one wholesale customer, 68,544 retail members, and 84,510 service locations, including idle services. No individual retail customer accounts for more than ten percent of our revenue. Our customers’ requirements for capacity and energy generally peak in fall and winter as home heating and lighting needs rise and then decline in the spring and summer as the weather becomes milder and daylight hours increase.

We supply power to the City of Seward (“Seward”) as a wholesale customer.  Occasionally we sell available generation, in excess of our own needs, to Matanuska Electric Association, Inc. (“MEA”), Homer Electric Association, Inc. (“HEA”), Golden Valley Electric Association, Inc. (“GVEA”) and Anchorage Municipal Light & Power (“ML&P”).

Our customers are billed on a monthly basis per a tariffed rate for electrical power consumed during the preceding period. Billing rates are approved by the RCA, see “Item 1 – Business – Rate Regulation and Rates.” Base rates (derived on the basis of historic cost of service including margins) are established to generate revenues in excess of current period costs in any year and such excess is designated on our Consolidated Statements of Operations, Consolidated Statements of Changes in Equities and Margins, and Consolidated Statements of Cash Flows as “Assignable margins.” Retained assignable margins are designated on our Consolidated Balance Sheet as “Patronage capital” that is assigned to each member on the basis of patronage. Patronage capital is held for the account of the members without interest and returned when the Chugach Board of Directors deems it appropriate to do so.

In 2018, we had 531.2 megawatts (“MW”) of installed generating capacity (rated capacity) provided by 16 generating units at our five owned power plants: Beluga Power Plant, International Station Power Plant (historically known as “IGT”), Cooper Lake Hydroelectric Project, Southcentral Power Project (“SPP”), in which we own a 70% interest, and Eklutna Hydroelectric Project, in which we own a 30% interest. Of the 531.2 MW of installed generating capacity, approximately 87% was fueled by natural gas. The rest of our owned generating resources were hydroelectric facilities. In 2018, 75% of Chugach’s power, including purchased power, was generated from gas. Of that gas-fired generation, 90% took place at SPP and 4% took place at Beluga. SPP furnishes up to 200.2 MW of capacity; Chugach owns 70% of this plant’s output and ML&P owns the remaining 30%. The Bradley Lake Hydroelectric Project, which is not owned by Chugach, provides up to 27.4 MW, as currently operated, for our retail customers and up to 0.9 MW for our wholesale customer. For more information concerning Bradley Lake, see “Item 2 – Properties – Other Property – Bradley Lake.” In addition, we purchase up to 17.6 MW from Fire Island Wind, LLC (“FIW”), annually. We operate 1,730 miles of distribution line and 437 miles of transmission line, which includes Chugach’s share of the Eklutna transmission line. For the year ended December 31, 2018, we sold 1.1 billion kWh of electrical power.

Customer Revenue from Sales

2018 Sales Revenue

46%
Residential
Commercial
Wholesale
Miscellaneous
5%
3%
46%

2018 MWh Sales

42%
Residential
Commercial
5%
53%
Wholesale

Miscellaneous revenue includes economy energy and capacity sales to GVEA, MEA, HEA and ML&P.

Retail Service Territory

Our retail service area covers most of Anchorage, excluding downtown Anchorage, as well as remote mountain areas and villages. The service area ranges from the northern Kenai Peninsula westward to Tyonek, including Fire Island, and eastward to Whittier.

Retail Customers

As of December 31, 2018,  we had 68,544 members receiving power from 84,510 service locations, including idle services (some members are served by more than one service). Our customers are a mix of urban and suburban. The urban nature of our customer base means that we have a relatively high customer density per line mile. Higher customer density means that fixed costs can be spread over a greater number of customers. As a result of lower average costs attributable to each customer, we benefit from greater stability in revenue, as compared to a less dense distribution system in which each individual customer would have a more significant impact on operating results. For the past five years no retail customer accounted for more than ten percent of our revenues. The revenue contributed by retail customers for the years ended December 31, 2018, 2017 and 2016 is discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Year ended December 31, 2018, compared to the year ended December 31, 2017, and the year ended December 31, 2017, compared to the year ended December 31, 2016 – Revenues.”

Wholesale Customers

We are the principal supplier of power to the City of Seward (“Seward”) under a wholesale power contract. Our wholesale power contract, including the fuel and purchased power components, contributed $5.2 million, $5.9 million, and $4.9 million in revenues for the years ended December 31, 2018, 2017 and 2016, respectively.

Seward

We currently provide nearly all the power needs of the City of Seward. Sales to Seward represented approximately 5%  of Chugach’s total energy sales for the years ended December 31, 2018, 2017, and 2016. We entered into the 2006 Agreement for the Sale and Purchase of Electric Power and Energy between Chugach Electric Association, Inc. and the City of Seward  (“2006 Agreement”), effective June 1, 2006. The 2006 Agreement contains an evergreen clause providing for automatic five-year extensions unless written notice is provided at least one year prior to the expiration date. Neither Chugach nor Seward provided written notice to terminate as both utilities desired to extend the term of the agreement.  Accordingly,  on June 2, 2016, Chugach submitted an updated listing of its special contracts to reflect the extension of the expiration date of the 2006 Agreement from December 31, 2016 to December 31, 2021. On July 18, 2016, the RCA approved the filing.

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

Economy Customers

Occasionally, Chugach sells available generation, in excess of its own needs, to other electric utilities. Sales are made under the terms and conditions of Chugach’s economy energy sales tariff. The price includes the cost of fuel, variable operations and maintenance expense, wheeling charges and a margin.

We’ve made non-firm, economy energy sales to GVEA, HEA, MEA, and ML&P on an as needed basis. Total non-firm sales were 379 MWh,  48,526 MWh, and 25,000 MWh for 2018,  2017,  and 2016, respectively.

Rate Regulation and Rates

The RCA regulates our rates. We seek changes in our base rates by submitting Simplified Rate Filings (“SRF”) or through general rate cases filed with the RCA on an as-needed basis. Chugach’s base rates, whether set under a general rate case or a SRF, are established to allow the continued recovery of our specific costs of providing electric service. In each rate filing, rates are set at levels to recover all of our specific allowable costs and those rates are then collected from our retail and wholesale customers.

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

The RCA has exclusive regulatory control of Chugach’s retail and wholesale rates, subject to appeal to the Alaska courts. The regulatory environment in Alaska requires cooperatives to use a debt service coverage approach to ratemaking. Times Interest Earned Ratio (“TIER”) is designed to ensure Chugach maintains a coverage ratio that allows Chugach to remain in compliance with its debt covenants. Under Alaska law, financial covenants of an Alaskan electric cooperative contained in a debt instrument will be valid and enforceable, and rates set by the RCA must be adequate to meet those covenants. Under Alaska law, a cooperative utility that is negotiating to enter into a mortgage or other debt instrument that provides for a TIER greater than the ratio the RCA most recently approved for that cooperative must submit the mortgage or debt instrument to the RCA before the instrument takes effect. The rate covenants contained in the instruments governing our outstanding long-term indebtedness do not impose any greater TIER requirement than those previously approved by the RCA.

Chugach expects to continue to recover changes in its fuel and purchased power expenses through routine quarterly filings with the RCA, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations – Overview – Rate Regulation and Rates – Fuel and Purchased Power Recovery.”

The Second Amended and Restated Indenture of Trust (“Indenture”), which became effective January 20, 2011, governs all of our outstanding bonds and requires us to set rates expected to yield margins for interest equal to at least 1.10 times total interest expense. The Second Amended and Restated Master Loan Agreement with CoBank, ACB (“CoBank”) which became effective June 30, 2016, also requires Chugach to establish and collect rates reasonably expected to yield margins for interest equal to at least 1.10 times total interest expense. The Credit Agreement with National Rural Utilities Cooperative Finance Corporation  (“NRUCFC”), KeyBank National Association, Bank of America, N.A., and CoBank, which governs the unsecured credit facility Chugach may use to meet its obligations under its Commercial Paper Program, also requires Chugach to maintain minimum margins for interest of at least 1.10 times interest charges for each fiscal year.

For the years ended December 31, 2018, 2017 and 2016, our Margins for Interest/Interest (“MFI/I”)  was 1.24, 1.27, and 1.27, respectively. For the same periods, our TIER was 1.26,  1.28, and 1.27, respectively.

Our Service Areas and Local Economy

Our service areas and the service area of our wholesale customer reside within the Alaska Railbelt region of Alaska which is linked by the Alaska Railroad.

Anchorage is located in the Southcentral region of Alaska, serving as a major center for many state governmental functions.  Anchorage’s economy is also supported by a large federal government and military presence.  With established air, sea, and rail transportation facilities, many businesses are headquartered in Anchorage, while operating tourism, medical, educational, petroleum, mining, financial and other industries throughout the state.

Seward is a city located at the head of Resurrection Bay on the Kenai Peninsula. Seward, which is approximately 127 miles south of Anchorage, is a major fisheries port and also serves as the ocean terminus of the Alaska Railroad. Seward’s other major industry is tourism.

Sales Forecasts

The following table sets forth our projected sales forecasts for the next five years:

Sales (MWh)	2019	2020	2021	2022	2023
Retail	1,060,016	1,058,950	1,061,598	1,064,252	1,066,912
Wholesale	57,110	56,529	56,670	56,811	56,954
Total	1,117,126	1,115,479	1,118,268	1,121,063	1,123,866

Energy sales are expected to slightly decline due to slow economic growth, progress in energy efficiency and conservation,  and warmer than average temperatures due to continuing El Niño climactic conditions, which creates decreased energy use in our service territory.  We are projecting a slight rebound beginning in 2021 based on recent sales trends and assuming normal temperatures. Actual sales may vary with changing weather, end-use efficiency, and economic conditions.  These projections are based on assumptions that management believes to be reasonable as of the date the projections were made. The occurrence of a significant change in any of the assumptions could affect a change in the projected sales forecast.

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

Financing

On June 13, 2016, Chugach entered into a $150.0 million senior unsecured credit facility (“Credit Agreement”), which is used to back Chugach’s Commercial Paper Program. The Credit Agreement will expire on June 13, 2021.  Chugach is expected to continue to issue commercial paper in 2019, as needed.  For additional information concerning our Commercial Paper Program, see “Item 8 – Financial Statements and Supplementary Data – Note 11 – Debt – Commercial Paper.” No assurance can be given that Chugach will be able to continue to access the commercial paper market. If Chugach were unable to access that market, the Credit Agreement would effectively replace Chugach’s Commercial Paper Program. The cost of raising money in the debt capital markets could increase while the availability of funds from those markets could diminish as a result of volatile global financial markets and economic conditions.

Credit Ratings

Changes in our credit ratings could affect our ability to access capital. We maintain a rating from Standard & Poor's Rating Services (“S&P”) and Fitch Ratings (“Fitch”) of "A" (Stable) and "A" (Watch Evolving), respectively. Fitch’s Watch Evolving rating is driven by Chugach’s planned purchase of ML&P, subject to regulatory approval, see “Item 8 – Financial Statements and Supplementary Data – Note 16 – ML&P Acquisition.”  S&P and Moody's currently rate our commercial paper at "A-1" and "P-2", respectively. If these agencies were to downgrade our ratings, particularly below investment grade, our commercial paper rates could increase immediately and we may be required to pay higher interest rates on financings which we need to undertake in the future. Additionally our potential pool of investors and funding sources could decrease.

Natural disasters

Natural disasters or other catastrophic events may cause damage or disruption to our operations, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers. Our generation, transmission, distribution, corporate headquarters, information technology systems, and other critical business operations, are located near major seismic faults. Earthquakes and other catastrophic events, such as wild fires, floods, or other similar occurrences, could interrupt fuel supplies; affect demand for electricity or natural gas; cause unplanned outages or reduce generating output; damage Chugach’s assets or operations; damage the assets or operations of third parties on which Chugach relies; damage property owned by customers or others; and cause personal injury or death.  As a result, we could incur costs to purchase replacement power, to repair assets and restore service, and to compensate third parties.  Because significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake or other catastrophic event.

War, acts and threats of terrorism, sabotage, and other significant events could adversely affect our operations

We cannot predict the impact that any future terrorist attacks or sabotage may have on the energy industry in general, or on our business in particular. Any such event may affect our operations in unpredictable ways, such as changes in insurance markets or instability in financial markets. Furthermore, electric generation, transmission and distribution facilities could be direct targets of, or indirect casualties of, an act of terror or sabotage. Chugach has not experienced any disruptions or significant costs associated with intentional attacks. While Chugach has numerous programs in place to safeguard our operating systems, a physical compromise of our facilities could adversely affect our ability to manage our facilities effectively.

Cyber security

A cyber security compromise of our business systems or facilities could adversely affect our ability to manage our facilities and operate effectively.  Data breach, system crashes and ransomware or terrorism risks are mitigated by maintaining technical systems that detect and prevent these attacks and by training employees to recognize cyber threats.  Despite these extensive internal technical and training efforts, the potential of a damaging cyber event is still a possibility. In support of RCA interest in cyber security standards Chugach is working with the other Railbelt utilities to develop a set of cyber security standards comparable to the North American Electric Reliability Corporation/Critical Infrastructure Protection (“NERC/CIP”) standards.  Chugach has not experienced any disruptions or significant costs associated with intentional attacks or unauthorized access to any of our systems.

While Chugach has numerous programs in place to safeguard our operating and business systems and the personal information of our customers and employees, a cyber security compromise of our facilities could adversely affect our ability to manage our facilities and operate effectively.

Pension Plans

We participate in the Alaska Electrical Pension Fund (“AEPF”). The AEPF is a multi-employer pension plan to which we make fixed, per employee contributions through our collective bargaining agreement with the IBEW, which covers our IBEW-represented workforce. We do not have control over the AEPF. Chugach receives information concerning its funding status annually. There is no contingent liability at this time. If a funding shortfall in the AEPF exists, we may incur a contingent withdrawal liability.

We also participate in the National Rural Electric Cooperative Association (“NRECA”) Retirement Security Plan (“RS Plan”), a multi-employer defined benefit master pension plan maintained and administered by NRECA for the benefit of its members and their employees. All employees not covered by a union agreement become participants in the RS Plan. We do not have control over the RS Plan. The RS Plan updates contribution rates on an annual basis to maintain the health of the plan under the plans rules allowed by the Employee Retirement Income Security Act (“ERISA”). The RS Plan’s funding status is governed by plan rules as provided by ERISA. Chugach receives information concerning its funding status biannually. The RS Plan is not subject to the Pension Protection Act of 2006 under a permanent exemption from Congress as of December 16, 2014.

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

Fuel Supply

In 2018, 75% of our electric energy was generated from natural gas. Our primary sources of natural gas in 2018 were Hilcorp and Chugach’s 10% share of the Beluga River Unit (“BRU”). Chugach currently has gas contracts in place to fill up to 100% of Chugach’s needs through March 31, 2023. Chugach also has agreements with AIX Energy, LLC, Cook Inlet Energy (“CIE”), and Furie Operating Alaska, LLC (“Furie”), which provide a structure to purchase supplemental gas, adding diversity in Chugach’s sources of natural gas to meet system load requirements.

On May 1, 2017, the RCA approved the Furie Agreement.   The Furie Agreement provides Chugach with both firm and non-firm gas supplies over a 16-year period, with firm purchases beginning on April 1, 2023, and ending March 31, 2033, and interruptible gas purchases available to Chugach immediately and ending on March 31, 2033.  With respect to firm purchases beginning on April 1, 2023, and ending on March 31, 2033, the Furie Agreement  provides an annual gas commitment by Furie to sell and Chugach to purchase approximately 1.8 billion cubic feet (Bcf) of gas each year, which represents approximately 20% to 25% of Chugach’s projected gas requirements during this period.  The Furie Agreement also provides Chugach with additional purchase options, on a firm and interruptible basis.  The initial price for firm gas is $7.16 per thousand cubic feet (Mcf) beginning April 1, 2023 and escalates annually rising to $7.98 per Mcf on April 1, 2032, the last year of the contract. On January 23, 2019, Furie sent a letter to Alaska Pipeline Company (“APLC”), an affiliate of ENSTAR Natural Gas Company (“ENSTAR”), declaring Force Majeure caused by a pipeline freeze up (frozen obstruction) within Furie’s undersea pipeline serving the Kitchen Lights Units platform. Following a two week period where the frozen obstruction was unsuccessfully removed, APLC/ENSTAR sent a letter to Furie on February 11, 2019 declaring Furie in default of their contract under Section 13.4(ii) of the Furie APLC/ENSTAR Gas Supply Agreement dated February 26, 2016.  APLC/ENSTAR stated that under Section 13.5 of their GSA the Parties have 20 days from the day of the letter to meet and resolve the issue or the contract may be terminated.  To Chugach’s knowledge, the dispute has not been resolved as of March 27, 2019.  Failure to resolve the pipeline freezing issue may result in a potential gas supply delivery risk associated with Furie.

On April 21, 2016, the RCA approved the acquisition of the Beluga River Unit effective January 1, 2016, as discussed in “Item 8 - Financial Statements and Supplementary Data – Note 15 – Beluga River Unit.” The acquisition complements existing gas supplies and is expected to provide greater fuel diversity at an effective annual cost that is $2 million to $3 million less than alternative sources of gas in the Cook Inlet region.

The acquisition is expected to provide gas to meet Chugach’s on-going generation requirements over an approximate 18-year period beginning in 2016. Gas associated with the acquisition is expected to provide about 15% of Chugach’s gas requirements through 2033, although actual gas quantities produced are expected to vary on a year-by-year basis.

The State of Alaska’s Department of Natural Resources (“DNR”) published a study in September of 2015, “Updated Engineering Evaluation of Remaining Cook Inlet Gas Reserves,” to provide an estimate of Cook Inlet’s gas supply. The study estimated there are 1,183 Bcf of proved and probable reserves remaining in Cook Inlet’s legacy fields. This is higher than the 2009 DNR study estimate of 1,142 Bcf.  Effectively, Cook Inlet gas supply has slightly increased from 2009. The 2015 DNR estimate does not include reserves from a large gas field developed and in production by Furie and another considered for development by BlueCrest Alaska Operating, LLC. Furie has constructed an offshore gas production platform and has achieved commercial production. The platform and other production facilities are designed for up to 200 million cubic feet (MMcf) per day. Other gas producers are actively developing gas supplies in the Cook Inlet. Chugach is encouraged with these developments but continues to explore other alternatives to diversify its portfolio.

The Alaska Gasline Development Corporation (“AGDC”) is investigating a project to deliver North Slope gas to Southcentral Alaska for export. AGDC expects to complete the FERC license application and assess gas markets by mid-2019. The gas pipeline is expected to include off-take points to allow for the opportunity for future in-state deliveries of natural gas. If the project moves forward, the pipeline is expected to be completed in the mid 2020’s.

Cook Inlet Natural Gas Storage Alaska (“CINGSA”) began service April 1, 2012. The facility ensures local utilities, including Chugach, have gas available to meet deliverability requirements during peak periods and store gas during low demand periods. The RCA approved inception rates and a tariff for the CINGSA facility on January 31, 2011, and a Firm Storage Service (“FSS”) Agreement between the seller and Chugach in July of 2011. Injections into the facility began in 2012. Chugach's share of the capacity was 1.6 Bcf in 2018. Chugach is entitled to withdraw gas at a rate of up to 31 MMcf per day.

Recovery of Fuel and Purchased Power Costs

The RCA approved inclusion of all fuel, purchased power, and transportation costs related to our current contracts in the calculation of Chugach’s fuel and purchased power adjustment process which will ensure, in advance, that costs incurred under the contracts can be recovered from Chugach’s customers. The fuel and purchased power adjustment process collects under-recoveries and refunds over-recoveries from prior periods with minimal regulatory lag. Chugach's fuel and purchased power adjustment process includes quarterly filings with the RCA, which set the rates on projected costs, sales and system operations for the quarter. Any under- or over-recovery of costs is incorporated into the following quarterly filing. Chugach over-recovered $3.4 million at December 31, 2018, and had under-recovered $4.9 million at December 31, 2017. To the extent the regulated fuel and purchased power adjustment process does not provide for the timely recovery of costs, Chugach could experience a material negative impact on its cash flows. Chugach has line of credit and commercial paper borrowing capacity to mitigate this risk.

Regulatory

Chugach’s billing rates are approved by the RCA and Chugach is required to submit filings to the RCA for approval before any rate changes can be implemented.  Chugach is currently a participant in the SRF process for adjustments to base demand and energy rates for Chugach retail customers and wholesale customer, Seward. SRF is an expedited base rate adjustment process available to electric cooperatives in the State of Alaska, with filings made either on a quarterly or semi-annual basis. Chugach is a participant on a quarterly filing schedule basis. While there is no limitation on decreases, base rate increases under SRF are limited to 8% in a 12-month period and 20% in a 36-month period.  Chugach is also permitted to cease participation under the SRF process and adjust rates through general rate case filings, which do not have limitations on rate adjustments.  For more information see “Item 8 - Financial Statements and Supplementary Data – Note 5 – Regulatory Matters – Simplified Rate Filings.”

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

Greenhouse Gas Regulations, Carbon Emission and Climate Change

Power plants are one of the largest sources of carbon emissions in the United States. Impacts of potential regulations regarding greenhouse gases (“GHG”), carbon emissions, and climate change on Chugach’s operations remain uncertain as political momentum changed with the 2016 presidential election.  An Executive Order promoting energy independence and economic growth was issued on March 28, 2017, by the President instructing the Environmental Protection Agency (“EPA”) to review the Clean Power Plan.  On August 21, 2018 the EPA moved forward with the Affordable Clean Energy (“ACE”) proposed regulation rule which would establish emission guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. The ACE rule would replace the 2015 Clean Power Plan (“CPP”), which the EPA has proposed to repeal because it exceeded EPA authority.  The CPP was stayed by the U.S. Supreme Court and has never gone into effect.  The comment period for the proposed ACE rule has closed and the EPA is currently reviewing and responding to the comments received.  When the final rule is promulgated it is certain to face legal challenge.

The proposed Affordable Clean Energy regulation, in its current form, is not expected to have a material effect on Chugach’s financial condition, results of operations, or cash flows.

Additional costs related to a GHG tax or cap and trade program, if enacted by the U.S. Congress, or other regulatory action, could affect the relative cost of the energy Chugach produces. While Chugach cannot predict the implementation of any additional new law or regulation, or the limitations thereof, it is possible that new laws or regulations could increase capital and operating costs. Chugach has obtained or applied for all Clean Air Act permits currently required for the operation of generating facilities.

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

Aging Plant

Some of our facilities were constructed over 30 years ago and, as a result, may require significant capital expenditures to maintain efficiency and reliability. As plant equipment ages, the potential for operational issues such as unscheduled outages increases which could negatively impact our cost of electric service. With the addition of the SPP generating facility, which began operation in 2013, we are able to significantly reduce the reliance on some of the older facilities. The older units are used for peaking, and, in the future, may be primarily used as a reserve. Mitigating the aging risk is Chugach’s experienced work force, extensive maintenance program, and predictive maintenance measures.  Also mitigating the risk of significant unanticipated capital expenditures associated with generation maintenance is a long-term service agreement smoothing major maintenance costs for our largest power producer, SPP.  Additionally, we are working to establish the Power Pooling and Joint Dispatch Agreement which will allow us to buy power from other utilities if it is more efficient and economical than generating power on our own.  If approved, the acquisition of ML&P will improve the efficiency and economics of power generation through the joint dispatch of the acquired ML&P generating assets.

Distributed Generation

Distributed generation technologies, such as combined heat and power, solar cells, micro turbines, fuel cells, batteries, and wind turbines currently exist or are in development. Significant technological advancements or positive perceptions regarding the environmentally friendly benefits of self-generation and distributed energy technologies could lead to the adoption of these technologies by our members. Increased adoption of these technologies by our members could reduce demand for electricity and the pool of customers from whom we recover fixed costs. This could have a negative impact on our business, financial condition, or cost of electric service.

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

Construction of new transmission lines presents numerous challenges. Environmental, state and local permitting processes can result in significant inefficiencies and delays in construction. These issues are unavoidable and are addressed through long-term planning. We typically begin planning new transmission at least 10 years in advance of the need and foster and participate in regional and interregional transmission planning and cost allocation discussions with neighboring transmission providers. In the event that we are unable to complete construction of planned transmission expansion, we must rely on purchases of electric power, which could put increased pressure on electric rates.

Counterparties

We rely on other entities in the production of power and supply of fuel and therefore, we are exposed to the risk that these counterparties may default in performance of their obligations to us. As a 70% owner in SPP, a 30% owner in the Eklutna Hydroelectric Project, and a 10% owner in the Beluga River Unit (“BRU”), we rely upon the other owners to fulfill their contractual and financial obligations. Additionally we rely on numerous other entities with whom we have purchased power agreements. Failure of our counterparties to perform their obligations could increase the cost of electric service we provide to our members as we, for example, may be forced to enter into alternative contractual arrangements or purchase energy or natural gas at prices that may exceed the prices previously agreed upon with the defaulting counterparty.

ML&P Acquisition

In December 2017, the Mayor of Anchorage, Alaska, announced plans to place a proposition on the April 3, 2018 municipal ballot allowing the voters to authorize the sale of ML&P to Chugach. The proposition was approved by Anchorage voters 65.08% to 34.92% per the certified election results.  Chugach and the Municipality of Anchorage (“MOA”) negotiated final sales agreements and associated documents.  The sale of ML&P was approved by the Anchorage Assembly on December 4, 2018 and the Chugach Board of Directors gave its final approval on December 19, 2018.  The agreements and associated documents were executed on December 28, 2018.  For more information concerning the potential ML&P Acquisition, see “Item 8 – Financial Statements and Supplementary Data – Note 16 – ML&P Acquisition.”  There are many risks associated with the proposed acquisition including, but not limited to, regulatory approvals, incurrence of substantial debt, interest rate risk, realization of expected benefits and savings, etc., which could have a negative impact on our business, financial condition, or cost of electric service.

Interest Rates

Chugach is exposed to a variety of risks, including changes in interest rates.  The interest rates on future borrowings could be significantly higher than interest rates on our existing debt.  This could have a negative impact on our business, financial condition, or cost of electric service.

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

These factors, as well as weather and economic conditions, are largely beyond our control, but may have a material adverse effect on our earnings, cash flows and financial position.

Item 1B – Unresolved Staff Comments

None

Item 2 – Properties

General

As of December 31, 2018, we had 531.2 MW of installed capacity consisting of 16 generating units at five power plants. These included 332.0 MW of operating capacity at the Beluga facility on the west side of Cook Inlet; 140.1 MW at SPP in Anchorage (representing our share of generation capacity of the facility which we own jointly with ML&P); 28.2 MW at IGT in Anchorage; and 19.2 MW at the Cooper Lake facility, which is on the Kenai Peninsula. We also own rights to 11.7 MW of capacity from the two Eklutna Hydroelectric Project generating units that we jointly own with MEA and ML&P.

In addition to our own generation, we purchased power from the 120 MW Bradley Lake Hydroelectric Project, which is owned by the Alaska Energy Authority (“AEA”), operated by HEA and dispatched by Chugach, MEA’s 171 MW Eklutna Generation Station (“EGS”), and ML&P’s 120 MW George M. Sullivan Plant 2A. We also purchased power from FIW.

The Beluga, IGT and SPP facilities are fueled by natural gas. We own our offices and headquarters, located adjacent to IGT and SPP in Anchorage. We also lease warehouse space for some generation, transmission and distribution inventory (including a small amount of office space).

Generation Assets

We own the land and improvements comprising our generating facilities at Beluga, IGT and SPP.  Our principal generation assets are in two plants, Beluga and SPP. With SPP in operation, the Beluga units are used for peaking, and in the future, may be primarily used as reserve. While the Beluga turbine-generators have been in service for many years, they have been maintained in good working order with scheduled inspections and periodic upgrades. All Beluga units are inspected annually with combustion and hot gas path parts replaced according to their condition or as recommended by the manufacturer. Units 3 and 5 are most often run for peak demand.  In 2018, Unit 3 received major maintenance consistent with original equipment manufacturer (“OEM”) requirements for the gas turbine. Additionally, Unit 3’s generator received significant maintenance including generator testing, rotor removal and inspection, and stator re-wedge.

On February 1, 2013, SPP began commercial operation, contributing 200.2 MW of capacity provided by 4 generating units. Chugach owns 70% of this plant and ML&P owns the remaining 30%. Each owner takes a proportionate share of power from SPP. Our principal generation units at SPP are Units 10, 11, 12, and 13. Since the units have been in commercial operation, SPP units have received preventative maintenance inspections consistent with OEM recommendations through 2018. The gas turbine generators of Units 11, 12, and 13 receive two internal combustion system inspections each and one full package inspection annually.  In 2018, Unit 11 gas turbine was replaced with a spare gas turbine. The removed gas turbine was sent to the OEM repair depot for a complete overhaul and will be returned in 2019. Unit 10 steam turbine received a scheduled inspection consistent with OEM specifications. All three steam-generating boilers were internally inspected as well as hydrotested in accordance with OEM recommendations.

The Cooper Lake Hydroelectric Project is partially located on federal lands. Chugach owns, operates and maintains the Cooper Lake project subject to a 50-year license granted to us by FERC in August of 2007. As part of the relicensing process, a relicensing settlement agreement

(“RSA”) was entered into in August 2005. The RSA required Chugach to establish a flow regime in Cooper Creek below the Cooper Lake Dam; designed to replace colder water flowing into the Cooper Creek drainage from Stetson Creek with warmer Cooper Lake water. This project included a Stetson Creek Diversion (Dam), Pipeline (Conveyance System) and Cooper Lake Outlet Works. Project construction was completed in July 2015.

The two generating units at Cooper Lake, Units 1 and 2, have a combined capacity of 19.2 MW. Both units were taken out of service for annual maintenance in August of 2017 and 2018.  In September 2018 dredging activities began to remove accumulated sediment from the CLPP Tailrace structure.  After several decades of solid material build-up in the tailrace structure, dredging is required to ensure the continued operation of the power plant as mandated by the FERC Engineering Guidelines.  The material was stockpiled upland and is awaiting regulatory approval to determine final disposition of the dredged materials.  Project completion is expected after winter thaw in 2019.

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

The following matrix depicts nomenclature, run hours for 2018, percentages of contribution and other historical information for all Chugach generation units.

Facility	Commercial Operation Date	Nomenclature	Rating (MW)(1)		Run Hours (2018)		Percent of Total Run Hours	Percent of Time Available
Beluga Power Plant (2)
1	1968	GE Frame 5	19.6		51.8		0.12	97.3
2	1968	GE Frame 5	19.6		54.5		0.13	97.9
3	1973	GE Frame 7	64.8		208.9		0.48	59.9
5	1975	GE Frame 7	68.7		1,385.0		3.20	91.3
6	1976	GE 11DM-EV	79.2		0.0		0.00	64.8
7	1978	GE 11DM-EV	80.1		53.1		0.12	86.3
			332.0
Cooper Lake Hydroelectric Project
1	1960	BBC MV 230/10	9.6		2,466.0		5.70	85.8
2	1960	BBC MV 230/10	9.6		4,962.0		11.46	85.8
			19.2
IGT Power Plant (7)
1	1964	GE Frame 5	14.1		11.6		0.03	91.5
2	1965	GE Frame 5	14.1		11.2		0.03	100.0
			28.2
Southcentral Power Project
10	2013	Mitsubishi SC1F-29.5 (6)	40.2	(5)	8,661.0		20.01	99.0
11	2013	GE LM6000 PF	33.3	(5)	8,405.0		19.41	95.9
12	2013	GE LM6000 PF	33.3	(5)	8,549.0		19.72	97.8
13	2013	GE LM6000 PF	33.3	(5)	8,475.0		19.59	96.8
			140.1
Eklutna Hydroelectric Project
1	1955	Newport News	5.8	(3)	N/A	(4)		72.1
2	1955	Oerlikon custom	5.9	(3)	N/A	(4)		89.8
			11.7
System Total			531.2		43,294.1		100.00

(1) Capacity rating in MW at 30 degrees Fahrenheit.
(2) Beluga Unit 4 was retired during 1994. Beluga Unit 8 was retired in April of 2015.

(3) The Eklutna Hydroelectric Project is jointly owned by Chugach, MEA and ML&P. The capacity shown represents our 30% share of the plant's output under normal operating conditions. The actual nameplate rating on each unit is 23.5 MW.

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

(7) IGT Unit 3 was retired in August of 2015.
Note: GE = General Electric, BBC = Brown Boveri Corporation

Transmission and Distribution Assets

As of December 31, 2018, our transmission and distribution assets included 43 substations and 437 miles of transmission lines, which included Chugach’s share of the Eklutna transmission line, 891 miles of overhead distribution lines and 839 miles of underground distribution line. We own the land on which 25 of our substations are located and a portion of the right-of-way connecting our Beluga plant to Anchorage. As part of our 1997 acquisition of 30% of the Eklutna Hydroelectric Project, we also acquired a partial interest in two substations and additional transmission facilities.

Most of Chugach’s generation sites and many of its substation sites are on Chugach-owned lands. The rights for the sites not on Chugach-owned lands are as follows: the Postmark and Point Woronzof Substations, and the East Terminal Site (North - South Runway) are authorized by the State of Alaska Department of Transportation and Public Facilities, Ted Stevens Anchorage International Airport; the East Terminal Site (Six Mile) is under rights from Joint Base Elmendorf-Richardson; the West Terminal Site is authorized by the Matanuska-Susitna Borough; the University Substation is on State of Alaska land under rights from the Federal Bureau of Land Management; the Hope and Daves Creek Substations are authorized by the State of Alaska; the Portage Substation has a permit from the Alaska Railroad Corporation (“ARRC”); the Summit Lake Substation and Microwave Site are on land recently conveyed to the Kenai Peninsula Borough; the Dowling and Raspberry Substations are on Municipality of Anchorage land under rights from the State of Alaska; and, the Indian Substation is authorized by FERC License, until a permit is issued by Chugach State Park. The Cooper Lake Power Plant, Quartz Creek Substation, and the 69kV transmission line between them are operated under the FERC License. Most of Chugach’s transmission, sub-transmission and distribution lines are either on public lands under rights from federal, state, municipal, borough agencies, ARRC, or on private lands via easements.

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

Under the Alaska Electric and Telephone Cooperative Act, we possess the power of eminent domain for the purpose and in the manner provided by State of Alaska condemnation laws for acquiring private property for public use.

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

The project was financed and built by AEA through grants from the State of Alaska and the issuance of $166.0 million principal amount of revenue bonds supported by power sales agreements with six electric utilities that share the output from the facility (ML&P, HEA and MEA (through Alaska Electric Generation & Transmission Cooperative, Inc. (“AEG&T”) and Alaska Electric and Energy Cooperative, Inc. (“AEEC”)), GVEA, Seward and us). The participating utilities have entered into take-or-pay power sales agreements under which AEA has sold percentage shares of the project capacity and the utilities have agreed to pay a like-percentage of annual costs of the project (including ownership, operation and maintenance costs, debt-service costs and amounts required to maintain established reserves). By contract, we also provide transmission and related services to all of the participants in the Bradley Lake project.

The term of our Bradley Lake power sales agreement is 50 years from the date of commercial operation of the facility (September 1991) or when the revenue bond principal is repaid, whichever is longer. The agreement may be renewed for successive 40-year periods or for the useful life of the project, whichever is shorter. We believe that so long as this project produces power taken by us for our use that this expense will be recoverable through the fuel and purchased power adjustment process. The share of Bradley Lake indebtedness for which we are responsible is approximately $13.4 million. Upon the default of a participant, and subject to certain other conditions, AEA is entitled to increase each participant’s share of costs and pro rata output, to the extent necessary to compensate for the failure of the defaulting participant to pay its share, provided that no participant’s percentage share is increased by more than 25%. Upon default, Chugach could be faced with annual expenditures of approximately $6.3 million as a result of Chugach’s Bradley Lake take-or-pay obligations.

The Battle Creek Diversion Project (“Project”) is a project to increase water available for generation by constructing a diversion on the West Fork of Upper Battle Creek to divert flows to Bradley Lake, increasing annual energy output by an estimated 37,000 MWh. The Bradley Lake Project Management Committee (“BPMC”) approved the project October 13, 2017, as amended December

1, 2017, and December 6, 2017.  The Project cost is estimated at $47.2 million and the BPMC approved financing on December 6, 2017.  Construction began in the spring of 2018 and is anticipated to be completed in the fall of 2020.  Not all Bradley Lake purchasers are participating in the development and resulting benefits of the Project at this time, although they have reserved their ability to participate in the Project at a later date.  Chugach would be entitled to 39.38% of the additional energy produced if no additional participants elect to join. The share of Battle Creek indebtedness for which we are responsible is approximately $16.2 million.

Eklutna

Along with two other utilities, Chugach purchased the Eklutna Hydroelectric Project from the Federal Government in 1997. Ownership was transferred from the Department of Energy’s (“DOE”) Alaska Power Administration jointly to Chugach (30%), MEA (17%) and ML&P (53%).

Beluga River Unit (“BRU”)

On April 22, 2016, Chugach commenced receiving gas from the BRU as a Working Interest Owner (“WIO”) of the gas production field. Chugach acquired a 10% working interest in the BRU by jointly purchasing, in partnership with ML&P, ConocoPhillips’ 1/3 Working Interest Ownership of the BRU.  In 2018, Chugach received 1.2 Bcf from the BRU field at the field’s delivery meter as a WIO for Chugach native use in thermal generation at a weighted average transfer price of $4.42 per Mcf.

In 2017 Chugach received 1.4 Bcf from the BRU field at the field’s delivery meter as a WIO. Of that gas volume received Chugach allocated gas deliveries of 875 MMcf to the ConocoPhillips-ENSTAR contract (average price of $7.57 per Mcf) and retained 506 MMcf for Chugach native use in thermal generation, which had a weighted average transfer price of $4.64 per Mcf.

Fuel Supply

In 2018, 75% of our electric energy was generated from natural gas. Total gas purchased and produced during 2018 was approximately 8.4 Bcf. All of the production came from Cook Inlet, Alaska. The contract with Hilcorp provided 86%, Chugach’s 10% share of the Beluga River Unit gas field provided 13%, and minor purchases from Furie provided the balance. The current gas contract with Hilcorp began providing gas in 2011 and will expire March 31, 2023. The BRU and Hilcorp, together, fill 100% of Chugach’s firm needs through March 31, 2023. The gas contract with Furie currently provides Chugach with additional purchase options, on a firm and interruptible basis, and will provide both firm and non-firm gas supplies beginning on April 1, 2023 and ending March 31, 2033.

Hilcorp

Chugach entered into a contract with Hilcorp to provide gas beginning January 1, 2015, and through multiple amendments, now extends through March 31, 2023. The total amount of gas under contract is currently estimated to be 60 Bcf. Pricing for the 2018 term of the Hilcorp contract averaged $7.54 per Mcf.

Furie Agreement

On March 16, 2017, Chugach submitted a request to the RCA for approval of the agreement entitled, “Firm and Interruptible Gas Sale and Purchase Agreement between Furie Operating Alaska, LLC and Chugach Electric Association, Inc.” (“Furie Agreement”) dated March 3, 2017. As part of the filing, Chugach requested RCA approval to recover both firm and interruptible purchases under the agreement and all attendant transportation and storage costs through its quarterly fuel and purchased power cost adjustment process.

The Furie Agreement provides Chugach with both firm and non-firm gas supplies over a 16-year period, with firm purchases beginning on April 1, 2023, and ending March 31, 2033, and interruptible gas purchases available to Chugach immediately and ending on March 31, 2033. With respect to the firm purchases, the Furie Agreement provides an annual gas commitment by Furie to sell and Chugach to purchase approximately 1.8 Bcf of gas each year, which represents approximately 20% to 25% of Chugach’s projected gas requirements during this period. The Furie Agreement also provides Chugach with additional purchase options, on a firm and interruptible basis. The initial price for firm gas is $7.16 per Mcf beginning April 1, 2023 and escalates annually rising to $7.98 per Mcf on April 1, 2032, the last year of the Furie Agreement.

On May 1, 2017, the RCA approved the Furie Agreement. The RCA also approved recovery of costs associated with the Furie Agreement through its fuel and purchased power cost adjustment process.

Glacier Oil and Gas Corporation / Cook Inlet Energy, LLC (“CIE”)

Glacier Oil and Gas Corporation retained holdings of Miller Energy Resources Ltd, including the subsidiary CIE, following bankruptcy proceedings in 2016.  Chugach entered into a Gas Sale and Purchase Agreement (“GSPA”) with CIE in 2013, to supply gas from April 1, 2014, through March 31, 2018, with an option to extend for an additional five years by mutual agreement during the term of the GSPA. In an extension letter agreement dated February 17, 2017, both parties agreed to extend the term of the agreement until March 31, 2023. The GSPA with CIE provides Chugach with an opportunity to diversify its gas supply portfolio, and minimize its current dependence on the gas agreements in place with two vendors. The gas that may be purchased under the GSPA with CIE is not required, however it introduces a new pricing mechanism.

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

AIX Energy, LLC

Chugach entered into a contract with AIX Energy, LLC (“AIX”) in 2014, to supply gas from March 1, 2015, through February 29, 2016. This agreement capped the price of gas at $6.24 per Mcf and the total volume at 300,000 Mcf. In anticipation of this agreement’s expiration, Chugach entered into another gas sale and purchase agreement with AIX in November of 2015, to provide gas beginning April 1, 2016, through March 31, 2023, with the option to extend to March 31, 2029. The AIX agreements provide flexibility in both the purchase price and volumes and allow Chugach to further diversify its gas supply portfolio, with no minimum purchase requirements.

Municipality of Anchorage, dba Municipal Light and Power

Chugach entered into a contract with Municipality of Anchorage, DBA Municipal Light and Power (“ML&P”) in 2016, to supply gas beginning June 6, 2016, and expired March 31, 2017. This agreement capped the price of gas at $5.75 per Mcf and the total volume at 500,000 Mcf. The ML&P agreement provided Chugach the ability to further diversify its gas supply portfolio, with no minimum purchase requirements.

Natural Gas Transportation Contracts

The terms of the Hilcorp agreement requires Chugach to transport gas. Chugach took over the transportation obligation for natural gas shipments for gas supplied under its contracts on October 1, 2010. The following information summarizes the transportation obligations for Chugach:

ENSTAR (Alaska Pipeline Company)

ENSTAR Natural Gas Company (“ENSTAR”) has a tariff to transport our gas purchased from gas suppliers on a firm basis to our IGT and SPP facilities.

Chugach and ENSTAR entered into a Firm Transportation Service Agreement on May 21, 2012, to provide for the transportation of gas to SPP. The agreement commenced on August 1, 2012, and remains in effect until canceled upon a 12-month written notice by either party. The agreement sets a contracted peak demand of 36,300 Mcf per day.

Harvest Alaska, LLC Pipeline System

Hilcorp now operates four major gas pipelines through Harvest Alaska, LLC, in the Cook Inlet basin, including the Kenai-Nikiski Pipeline (“KNPL”), the Beluga Pipeline (“BPL”), the Cook Inlet Gas Gathering System (“CIGGS”) and the Kenai-Kachemak Pipeline (“KKPL”).

On November 1, 2014, the RCA approved consolidation of these four pipelines into a single pipeline, the Kenai-Beluga Pipeline (“KBPL”). Chugach has entered into tariff agreements to ship gas on the KBPL.

Environmental Matters

Chugach includes costs associated with environmental compliance in both our operating and capital budgets. We accrue for costs associated with environmental remediation obligations when those costs are probable and reasonably estimated. We do not anticipate that environmental related expenditures will have a material effect on our results of operations or financial condition. We cannot, however, predict the nature, extent or cost of new laws or regulations relating to environmental matters.

The Clean Air Act and Environmental Protection Agency (“EPA”) regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants. New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs. An Executive Order promoting energy independence and economic growth was issued on March 28, 2017, by the President instructing the EPA to review the Clean Power Plan.  On August 21, 2018 the EPA moved forward with the Affordable Clean Energy (“ACE”) proposed regulation rule which would establish emission guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. The ACE rule would replace the 2015 Clean

Power Plan (“CPP”), which EPA has proposed to repeal because it exceeded EPA authority.  The CPP was stayed by the U.S. Supreme Court and has never gone into effect.  The comment period for the proposed ACE rule has closed and the EPA is currently reviewing and responding to the comments received. When the final rule is promulgated it is certain to face legal challenge.  The proposed Affordable Clean Energy regulation, in its current form, is not expected to have a material effect on Chugach’s financial condition, results of operations, or cash flows. While Chugach cannot predict the implementation of any additional new law or regulation, or the limitations thereof, it is possible that new laws or regulations could increase capital and operating costs. Chugach has obtained or applied for all Clean Air Act permits currently required for the operation of generating facilities.

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

Not Applicable

Item 6 – Selected Financial Data

The following table presents selected historical information relating to financial condition and results of operations for the years ended December 31:

Balance Sheet Data	2018	2017	2016	2015	2014
Electric plant, net:
In service	$687,563,641	$689,595,912	$696,415,738	$659,275,066	$657,899,592
Construction work in progress	17,272,307	17,952,573	18,455,940	15,601,374	21,567,341
Electric plant, net	704,835,948	707,548,485	714,871,678	674,876,440	679,466,933
Other assets	123,814,640	129,970,259	121,284,452	110,437,674	126,244,688
Total assets	$828,650,588	$837,518,744	$836,156,130	$785,314,114	$805,711,621
Capitalization:
Long-term debt	429,963,417	456,327,846	442,890,253	446,227,620	473,024,497
Equities and margins	194,524,694	189,301,294	185,515,525	181,637,381	176,925,299
Total capitalization	$624,488,111	$645,629,140	$628,405,778	$627,865,001	$649,949,796

Equity Ratio[1]	31.2%	29.3%	29.5%	28.9%	27.2%

Operations Data

Operating revenues	$202,252,742	$224,688,669	$197,747,579	$216,421,152	$281,318,513
Operating expenses	175,571,225	197,217,684	171,140,389	188,791,558	252,972,879
Interest expense	22,164,007	22,366,034	21,856,095	22,194,290	23,264,041
Capitalized interest	(306,377)	(164,898)	(454,798)	(379,845)	(463,335)
Net operating margins	4,823,887	5,269,849	5,205,893	5,815,149	5,544,928
Nonoperating margins	538,987	778,875	607,963	687,703	970,617
Assignable margins	$5,362,874	$6,048,724	$5,813,856	$6,502,852	$6,515,545

Margins for Interest Ratio[2]	1.24	1.27	1.27	1.29	1.28

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

Times Interest Earned Ratio (“TIER”).  Alaska electric cooperatives generally set their rates on the basis of TIER, which is a debt service coverage approach to ratemaking. TIER is determined by dividing the sum of assignable margins plus long-term interest expense (excluding capitalized interest) by long-term interest expense (excluding capitalized interest). Chugach’s long-term interest expense for the years ended December 31, 2018, 2017 and 2016 was $20,583,923, $21,424,095 and $21,168,967, respectively. Chugach’s authorized TIER for ratemaking purposes on a system basis was 1.30 through July 4, 2016, which was established by the RCA in order U-01-08(26) on January 31, 2003. Pursuant to RCA order U-15-081(8), Chugach’s authorized TIER for ratemaking purposes on a system basis was increased to 1.35 effective July 5, 2016.

Chugach’s achieved TIER includes nonoperating margins that are not generated by electric rates. We manage our business with a view towards achieving our authorized TIER (currently established at 1.35) averaged over a 5-year period. For further discussion on factors that contribute to TIER results, see “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year ended December 31, 2018, compared to the year ended December 31, 2017, and the year ended December 31, 2017 compared to the year ended December 31, 2016 – Expenses.”  We achieved TIERs for the past five years as follows:

1	24
Year	TIER
2018	1.26
2017	1.28
2016	1.27
2015	1.30
2014	1.29

Rate Regulation and Rates.  Our electric rates are made up of two primary components: “base rates” and “fuel and purchased power rates.” Base rates provide recovery of fixed and variable costs related to providing electric service, while fuel and purchased power rates provide recovery of fuel and purchased power costs.

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

In 2018, Chugach submitted quarterly SRF filings which resulted in a demand and energy rate increase of 0.3% to retail and a decrease of 0.2% to Seward effective May 1, 2018; an increase of 1.8%  and 2.9% for retail customers and Seward, respectively, effective August 1, 2018; an increase of 2.7% and 1.5% for retail customers and Seward, respectively, effective November 1, 2018; an increase to demand and energy rates of 0.6% and 3.3% for retail customers and Seward, respectively, effective February 1, 2019; and an increase to demand and energy rates of 1.0% for retail customers and 0.1% for Seward, effective May 1, 2019.

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

Petition to Increase TIER

On January 15, 2019, Chugach submitted a Petition to the RCA requesting to increase its system target TIER from 1.35 to 1.55. If approved, and assuming no other changes on the system, this change would increase annual margins by approximately $4.0 million. Chugach expects a decision on this request in July 2019.

Year ended December 31, 2018, compared to the year ended December 31, 2017, and the year ended December 31, 2017, compared to the year ended December 31, 2016

Margins

Our margins for the years ended December 31, were as follows:

	2018	2017	2016
Net Operating Margins	$4,823,887	$5,269,849	$5,205,893
Nonoperating Margins	538,987	778,875	607,963
Assignable Margins	$5,362,874	$6,048,724	$5,813,856

Net operating margins were $0.4 million, or 8.5% less in 2018 from 2017, primarily due to lower operating revenue as a result of lower energy sales.  Additionally, there were no sales of BRU gas in 2018 compared to 2017 due to the expiration of the gas sales contract on December 31, 2017.  Net operating margins did not materially change in 2017 from 2016.

Nonoperating margins include interest income, Allowance for Funds Used During Construction (“AFUDC”), capital credits and patronage capital allocations and other. Nonoperating margins decreased $0.2 million, or 30.8%, in 2018 from 2017, primarily due to the change in value on marketable securities.  The increase in nonoperating margins in 2017 from 2016 was primarily due to increased interest and dividends associated with marketable securities.

Revenues

Operating revenues include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues. In 2018, operating revenues were $22.4 million, or 10.0% lower than 2017.  The decrease was primarily due to lower energy sales and lower fuel costs recovered in revenue.  Additionally, there were no gas sales in 2018 due to the expiration of the gas sales contract on December 31, 2017.   In 2017, operating revenues were $27.0 million, or 13.7% higher than 2016. The increase was primarily due to higher fuel and purchased power expense recovered in revenue and higher economy energy sales and wheeling.

Retail revenue decreased $10.2 million, or 5.1% in 2018 from 2017 primarily due to lower energy sales and lower fuel costs recovered in revenue.  Retail revenue increased $17.3 million, or 9.6%, in 2017 from 2016 primarily due to increased fuel and purchased power costs recovered in revenue.

Wholesale revenue decreased $0.7 million, or 11.9% in 2018 from 2017, due to decreased energy sales and lower fuel costs recovered in revenue.  Wholesale revenue increased $0.9 million, or 18.0% in 2017 from 2016, due to increased fuel and purchased power costs recovered in revenue.

Occasionally, Chugach sells available generation, in excess of its own needs, to other electric utilities as economy energy sales.  Economy revenue decreased $4.3 million in 2018 from 2017, as there were almost no economy energy sales in 2018.  Economy revenue increased $3.0 million in 2017 from 2016 due to increased sales to GVEA, MEA, and HEA.

Miscellaneous revenue decreased $7.2 million, or 43.9%, primarily due to the expiration of the gas sales contract with ENSTAR at the end of 2017, which resulted in no gas sales in 2018.  Additionally, there were fewer wheeling sales in 2018 compared to 2017, resulting in lower miscellaneous revenue earned in 2018.  Miscellaneous revenue increased $5.8 million or 54.7%, in 2017 from 2016 primarily due to sales of natural gas to ENSTAR as a result of Chugach’s investment in the BRU in April 2016. Additional wheeling revenue from GVEA and MEA, in 2017, also contributed to the increase.

Based on the results of fixed and variable cost recovery established in Chugach’s rate filings, wholesale sales to Seward contributed approximately $1.3 million, $1.4 million, and $1.3 million towards fixed costs for the years ended December 31, 2018, 2017, and 2016, respectively.

See “Item 8 – Financial Statements and Supplementary Data – Note 17– Revenue From Contracts with Customers,” for a table showing the base rate sales and fuel and purchased power revenue by customer class that is included in revenue for the years ended December 31, 2018, 2017, and 2016.

The major components of our operating revenue for the years ending December 31 were as follows:

	2018	2018	2017	2017	2016	2016
	Sales (MWh)	Revenue	Sales (MWh)	Revenue	Sales (MWh)	Revenue
Retail	1,072,957	$187,938,391	1,105,173	$198,079,331	1,113,020	$180,838,811
Wholesale:
Seward	57,478	5,153,443	59,803	5,883,121	59,063	4,938,175
Total Wholesale	57,478	5,153,443	59,803	5,883,121	59,063	4,938,175
Economy energy	379	37,358	48,526	4,351,050	25,000	1,340,750
Other	N/A	9,123,550	N/A	16,375,167	N/A	10,629,843
Total	1,130,814	$202,252,742	1,213,502	$224,688,669	1,197,083	$197,747,579

Chugach provides economy energy on an as needed basis to GVEA, HEA, MEA, and ML&P. Sales are made under the terms and conditions of Chugach’s economy energy sales tariff approved by the RCA. The price includes the cost of fuel, variable operations and maintenance expense, wheeling charges and a margin.

In 2018, 2017,  and 2016, economy sales constituted approximately 0%, 2%, and 1%, respectively, of our operating revenues.

Expenses

The major components of our operating expenses for the years ended December 31 were as follows:

	2018	2017	2016
Fuel	$56,283,541	$78,552,672	$54,778,582
Production	17,797,549	18,006,490	15,809,168
Purchased power	19,978,497	17,301,067	15,774,733
Transmission	7,361,503	6,129,871	5,590,737
Distribution	14,960,770	13,991,088	13,991,997
Consumer accounts	6,662,590	5,968,736	6,073,710
Administrative, general and other	22,651,092	23,256,983	22,888,048
Depreciation and amortization	29,875,683	34,010,777	36,233,414
Total operating expenses	$175,571,225	$197,217,684	$171,140,389

Fuel

Chugach recognizes actual fuel expense as incurred. Fuel expense decreased $22.3 million, or 28.4% in 2018 from 2017.  The decrease was primarily due to less fuel consumed as a result of lower energy sales combined with increased purchased power.  In 2018, Chugach purchased 6,492,496 Mcf of fuel at an average effective price of $7.88 per Mcf.  The amount of fuel purchased does not include fuel produced at BRU.  In 2018, Chugach used 1,096,805 Mcf of fuel produced at BRU.  In 2017, Chugach reported the amount used, including fuel produced at BRU, of 9,042,071 Mcf at an average effective delivered price of $7.91 per Mcf.  For comparative purposes, we have recalculated the 2017 average effective delivered price to only reflect the amount purchased.  In 2017, Chugach purchased 8,898,135 Mcf of fuel at an average effective delivered price of $8.04 per Mcf.

Fuel expense increased $23.8 million, or 43.4% in 2017 from 2016.  The increase was primarily due to an increase in the amount of natural gas used as well as an increase in the average effective delivered price.  In 2016, Chugach reported the amount used, including fuel produced at BRU, of 8,546,043 Mcf of fuel at an average effective delivered price of $5.63 per Mcf.  For comparative purposes, we have recalculated the 2016 average effective delivered price to only reflect the amount purchased.  In 2016, Chugach purchased 8,362,794 Mcf of fuel at an average effective delivered price of $5.75 per Mcf.

Power Production

Power production expense did not materially change in 2018 from 2017.  Power production expense increased $2.2 million, or 13.9%, in 2017 from 2016, primarily due to increased operating and maintenance costs at SPP, as well as increased generation maintenance expense at the Beluga Power Plant associated with the amortization of production equipment parts, see “Item 8 – Financial Statements and Supplementary Data – Note 5 – Regulatory Matters – Beluga Parts Filing.”

Purchased Power

Purchased power expense increased $2.7 million, or 15.5%, in 2018 from 2017, primarily due to increased purchases from MEA and Fire Island Wind, which resulted in a  higher average effective price.  In 2018, Chugach purchased 242,017 MWh of energy at an average effective price of 6.94 cents per kWh.  In 2017, Chugach purchased 231,749 MWh of energy at an average effective price of 6.16 cents per kWh.

Purchased power expense increased $1.5 million, or 9.7%, in 2017 from 2016, primarily due to an increase in purchases from ML&P and Bradley Lake, which was somewhat offset by a decrease in purchases from Fire Island Wind and a lower average effective price.  In 2016, Chugach purchased 182,651 MWh at an average effective price of 7.17 cents per kWh.

Transmission

Transmission expense increased $1.2 million, or 20.1%, in 2018 from 2017, primarily due to increased labor expense associated with substation, overhead line maintenance, and design and mapping support.  Transmission expense increased $0.5 million, or 9.6%, in 2017 from 2016, primarily due to increased labor expense associated with control & communication systems and line maintenance, as well as higher vegetation control expense.

Distribution

Distribution expense increased $1.0 million, or 6.9%, in 2018 from 2017, primarily due to increased labor expense associated with overhead line maintenance as well as increased maintenance due to storm damage.  Distribution expense did not materially change in 2017 from 2016.

Consumer Accounts

Consumer accounts expense increased $0.7 million, or 11.6%, in 2018 from 2017, primarily due to increased labor and advertising expenses associated with the pending ML&P Acquisition.  Additionally, increased credit card payment processing fees contributed to this increase.  Consumer accounts expense did not materially change in 2017 from 2016.

Administrative, General, and Other

Administrative, general and other expenses did not materially change in 2018 from 2017 or 2017 from 2016.

Depreciation

Depreciation and amortization expense decreased $4.1 million, or 12.2%, in 2018 from 2017, primarily due to the full year effect of lower depreciation rates which went into effect on July 1, 2017.  Depreciation and amortization expense decreased $2.2 million or 6.1%, in 2017 from 2016, primarily due to the half year effect of lower depreciation rates effective July 1, 2017.

Interest

Interest on long-term debt and other did not materially change in 2018 from 2017.  Interest on long-term debt and other increased $0.5 million, or 2.3%, in 2017 from 2016, primarily due to additional interest expense associated with the issuance of the 2017 Series A Bonds.

Interest charged to construction increased $0.1 million, or 85.8% in 2018 from 2017, primarily due to a higher average CWIP balance.  Interest charged to construction decreased $0.3 million, or 63.7% in 2017 from 2016, primarily due to a lower average CWIP balance.

Non-Operating Margins

Non-operating margins decreased $0.2 million, or 30.8% in 2018 from 2017, primarily due to the change in value of marketable securities.  Non-operating margins increased $0.2 million or 28.1% in 2017 from 2016, primarily due to higher interest and dividends associated with marketable securities.

Patronage Capital (Equity)

The following table summarizes our patronage capital and total equity position for the years ended December 31:

	2018	2017	2016
Patronage capital at beginning of year	$172,928,887	$169,996,436	$167,447,781
Retirement/net transfer of capital credits	(468,164)	(3,116,273)	(3,265,201)
Assignable margins	5,362,874	6,048,724	5,813,856
Patronage capital at end of year	177,823,597	172,928,887	169,996,436
Other equity[1]	16,701,097	16,372,407	15,519,089
Total equity at end of year	$194,524,694	$189,301,294	$185,515,525

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

Capital credits retirements authorized by our Board, less early retirements, were $0, $2,631,928 and $3,001,426 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Changes in Financial Condition

Assets

Total assets decreased $8.9 million, or 1.1% in 2018 from 2017, primarily due to decreases in net utility plant, marketable securities, fuel cost under-recovery, accounts receivable, and prepayments,  which were somewhat offset by an increase in fuel stock and deferred charges.  Net utility plant decreased $2.7 million, or 0.4%, in 2018 from 2017 primarily due to depreciation expense in excess of extension and replacement of plant. Marketable securities decreased $5.1 million, or 44.7%, due to the maturity of investments, which were then converted to cash and used to pay patronage capital payments to MEA and HEA.  Fuel cost under-recovery decreased $4.9 million, or 100.0% due to the collection of the prior quarter’s fuel and purchased power costs.  Accounts receivable decreased $4.5 million, or 12.7%, primarily due to lower energy sales and expiration of the ENSTAR gas sales contract in 2017.  Prepayments decreased $2.7 million, or 55.0% in 2018 from 2017, primarily due to recognition of the purchased power expense that had been prepaid for the Bradley Lake Hydroelectric Project during the fourth quarter of 2017.  Fuel stock increased $5.1 million, or 73.2%, primarily due to more fuel stored than withdrawn as a result of lower energy sales. Deferred charges increased $4.9 million, or 15.0%, in 2018 from 2017 primarily due to costs associated with the pending acquisition of ML&P.

Liabilities and Equity

Total liabilities, equities and margins decreased $8.9 million, or 1.1%, in 2018 from 2017.  Decreases in long-term obligations, fuel, and patronage capital payable were somewhat offset by increases in equities and margins, commercial paper, fuel cost over-recovery, and cost of removal obligations.  Total long-term obligations decreased $26.4 million, or 5.8%, due to payment of principal on long-term debt.  Fuel decreased $4.1 million, or 41.0%, primarily due to lower fuel requirements caused by a decrease in energy sales.  Patronage capital payable decreased $5.4 million, or 61.4%, in 2018 from 2017 due to payment of HEA’s and MEA’s patronage capital payable.  Total equities and margins increased $5.2 million, or 2.8%, in 2018 from 2017 primarily due to the margins generated in 2018.  Commercial paper increased $11.0 million, or 22.0%, due to capitalized spending and timing of payments.  Fuel cost over-recovery increased $3.4 million, or 100.0%, due to the over-collection of the prior quarter’s fuel and purchased power costs.  Total current and non-current other liabilities increased $3.1 million, or 40.1%, primarily due an increase in the underground ordinance liability.  Cost of removal obligation / ARO increased $2.5 million, or 4.1%, as a result of removal costs of electric plant in service included in depreciation rates during 2018.

Inflation

Chugach is subject to the inflationary trends existing in the general economy. We do not believe that inflation had a significant effect on our operations in 2018.

Contractual Obligations and Commercial Commitments

The following table presents Chugach’s contractual and commercial commitments as of December 31, 2018:

Contractual cash obligations – Payments Due By Period

(In thousands)	Total	2019	2020-2021	2022-2023	Thereafter
Long-term debt, including current portion	$458,997	$26,609	$46,901	$43,313	$342,174
Long-term interest expense	209,158	18,687	34,333	30,972	125,166
Commercial Paper[1]	61,000	61,000	0	0	0
Bradley Lake[2]	36,900	4,341	8,656	5,257	18,646
Fuel and fuel transportation expense[3]	438,814	60,286	107,238	80,084	191,206
BRU[4]	14,957	1,151	2,301	2,301	9,204
Capital Credit Retirements[5]	3,931	2,000	1,931	0	0
Total	$1,223,757	$174,074	$201,360	$161,927	$686,396

1 At December 31, 2018, Chugach's Commercial Paper Program was backed by a $150.0 million Unsecured Credit Agreement, which funds operating and capital requirements. At December 31, 2018, there was $61.0 million of commercial paper outstanding, therefore, the available borrowing capacity under the Commercial Paper Program was $89.0 million and could be used for future operational and capital funding requirements.

[2] Estimated annual debt service requirements
[3] Estimated committed fuel and fuel transportation expense
[4] Estimate of operating and maintenance costs only and does not include capital improvements at this time.
[5] Capital credit retirement commitments

Purchase obligations

Chugach is a participant and has a 30.4% share in the Bradley Lake Hydroelectric Project, see “Item 2 – Properties – Other Property – Bradley Lake.” This contract runs through 2041. We have agreed to pay a like percentage of annual costs of the project, Chugach’s share of which has averaged $5.8 million over the past five years. We believe these costs, adjusted for inflation, reasonably reflect anticipated future project costs.

Our primary sources of natural gas are Hilcorp and the BRU, see “Item 2 – Properties – Fuel Supply.” We pass fuel costs directly to our wholesale and retail customers through the fuel and purchased power recovery process, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Overview – Rate Regulation and Rates – Fuel and Purchased Power Recovery.”

Liquidity and Capital Resources

We ended 2018 with $7.4 million of cash, cash equivalents, and restricted cash equivalents, up from $7.2 million at December 31, 2017 and $6.4 million at December 31, 2016.  Cash equivalents consist of all highly liquid debt instruments with a maturity of three months or less when purchased, an Overnight Repurchase Agreement and Concentration account with First National Bank Alaska (“FNBA”) and a money market account with UBS Financial Services.

	2018	2017	2016
Total cash provided by (used in):
Operating activities	$39,574,287	$30,291,152	$32,494,336
Investing activities	(22,422,067)	(29,556,082)	(90,627,652)
Financing activities	(16,925,010)	83,472	46,040,387
Increase (decrease) in cash and cash equivalents	$227,210	$818,542	$(12,092,929)

Cash provided by operating activities was $39.6 million in 2018 compared to $30.3 million in 2017 and $32.5 million in 2016. The increase in cash provided by operating activities in 2018 from 2017 was primarily due to the change in fuel recovery position caused by the over-collection of fuel and purchased power costs recovered through the fuel and purchased power adjustment process in 2018.  The collection of receivables and a decrease in prepayments in 2018, compared to 2017 also contributed to the increase, as well as less cash used for accounts payable. These were somewhat offset by more cash used for materials and supplies associated with distribution projects and deferred charges associated with ML&P acquisition activities. Additionally, more cash was used for fuel as a result of the decrease in the fuel liability and increase in fuel storage, compared with 2017.    The decrease in cash provided by operating activities in 2017 from 2016 was primarily due to the change in our fuel recovery position caused by the under-collection of fuel and purchased power costs recovered through the fuel and purchased power adjustment process in 2017. Prepayments associated with Bradley Lake contributed to this decrease, which was somewhat offset by less cash used for deferred charges as a result of the NRECA pension prepayment in 2016.

Cash used in investing activities was $22.4 million in 2018 compared to $29.6 million in 2017 and $90.6 million in 2016. The change in cash used in investing activities in 2018 from 2017 was primarily due to the maturity and sale of marketable securities as well as less cash used for extension and replacement of plant primarily due to a decrease in construction activity.  The change in cash used in investing activities in 2017 from 2016 was primarily due to the impact of Chugach’s investment in the BRU and our investment activity with marketable securities in 2016.

Cash used by financing activities was $16.9 million in 2018 compared to cash provided of $0.1 million in 2017 and $46.0 million in 2016. The change in 2018 from 2017 and in 2017 from 2016 was primarily due to the issuance of the 2017 Bonds, the proceeds of which were used, in part, to pay down the commercial paper balance during 2017.

Sources of Liquidity

Chugach has satisfied its operational and capital cash requirements through internally generated funds, a $50.0 million line of credit from NRUCFC and a $150.0 million Commercial Paper Program. At December 31, 2018, there was no outstanding balance on our NRUCFC line of credit and $61.0 million of outstanding commercial paper under the Commercial Paper Program. Thus, at December 31, 2018, our available borrowing capacity under our line of credit was $50.0 million and our available commercial paper capacity was $89.0 million. The NRUCFC line of credit was renewed effective September 29, 2017, and expires September 29, 2022.

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

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2016 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated June 30, 2016, and secured by the Indenture. At December 31, 2018, Chugach had $37.2 million outstanding with CoBank.

Under the Indenture, additional obligations may be sold by Chugach upon the basis of bondable additions and the retirement or defeasance of, or principal payments on previously outstanding obligations. The beginning balance of bondable additions on January 20, 2011, was $322.2 million, which would support the issuance of additional debt of approximately $293.0 million. On March 15, 2011, Chugach used $5.5 million of bondable additions to pay financing costs associated with the 2011 Series A Bond transaction. On January 11, 2012, Chugach used $275.0 million of bondable additions when it issued $250.0 million of 2012 Series A Bonds. The balance of bondable additions after the January 11, 2012, transaction was $38.2 million. On October 9, 2015, Chugach certified bondable additions of $261.9 million bringing the balance of bondable additions to $300.1 million. On February 6, 2018, Chugach certified bondable additions of $56.3 million bringing the balance of bondable additions to $356.4 million, which would support the issuance of approximately $324.0 million in additional debt. Chugach’s bondable additions balance is a reflection of its beginning balance less property retirements. On June 30, 2016, Chugach used $45.6 million of principal payments to finance the acquisition of the BRU. On March 17, 2017, Chugach used $40.0 million of principal payments to issue the 2017 Series A Bonds.  Total principal payment capacity as of March 15, 2019 is $127.5 million.

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

Principal maturities of our outstanding long-term indebtedness at December 31, 2018, are set forth below:

Year Ending December 31	Principal Maturities
2019	26,608,667
2020	26,836,667
2021	20,064,667
2022	20,292,667
2023	23,020,667
Thereafter	342,173,996
$458,997,331

During 2018, we spent approximately $27.3 million on capital-construction projects, net of reimbursements, which includes interest capitalized during construction. We develop five-year capital improvement plans that are updated every year. Our capital improvement requirements are based on long-range plans and other supporting studies and are executed through the five-year Capital Improvement Plan (“CIP”).

Set forth below is an estimate of internal funding for capital expenditures for the years 2019 through 2023 as contained in the CIP, which was approved by the Board on December 19, 2018:

Year	Estimated Expenditures (millions)
2019	$76.3
2020	$46.2
2021	$26.7
2022	$20.5
2023	$20.4

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

ML&P Acquisition

In December 2017, the Mayor of Anchorage, Alaska, announced plans to place a proposition on the April 3, 2018 municipal ballot allowing the voters to authorize the sale of ML&P to Chugach. The proposition was approved by Anchorage voters 65.08% to 34.92% per the certified election results.  Chugach and the Municipality of Anchorage (“MOA”) negotiated final sales agreements and associated documents.  The sale of ML&P was approved by the Anchorage Assembly on December 4, 2018 and the Chugach Board of Directors gave its final approval on December 19, 2018.  The agreements and associated documents were executed on December 28, 2018.  For more information concerning the potential ML&P Acquisition, see “Item 8 – Financial Statements and Supplementary Data – Note 16 – ML&P Acquisition.”

Railbelt Grid Unification

Chugach remains focused on efforts in Alaska’s Railbelt to explore the benefits of grid unification. Currently, each of the six electric utilities in Alaska’s Railbelt own a portion of the transmission grid, as does the Alaska Energy Authority (“AEA”). Chugach is a proponent of following other successful business models to effectively unify the grid. Discussions on the issue led the Alaska State Legislature in 2014 to appropriate $250,000 to the RCA to explore the issue and report back to legislators. The RCA expects to analyze and review present efforts to assess the organizational and governance structure needed for an independent consolidated system operator. Also, the RCA recommended development of a Railbelt-wide transmission-only utility (“Transco”).  Beginning in 2016, progress reports associated with system-wide economic dispatch were required. With the support of the RCA, Chugach and several other Alaska Railbelt utilities began evaluating possible transmission business model opportunities including a Railbelt Reliability Council and a Transco, as well as, associated economic dispatch models that Chugach believes may lead to more optimal system-wide operations.

In June 2016, the RCA opened a docket to “evaluate the reliability and security standards and practices of Alaska Electric Utilities.” In 2017, Chugach and several other Alaska Railbelt utilities entered into a contract with GDS Associates, Inc. (“GDS”). GDS’s role is to facilitate discussion among all six Alaska Railbelt utilities and various stakeholders with an end goal of submitting to the RCA a proposal for a Railbelt Reliability Council (“RRC”), including a governance structure, which will be responsible for adoption and enforcement of uniform reliability and interconnection standards and integrated transmission resource planning. GDS presented to the RCA during technical conferences in January and March 2018. Chugach and the other utilities provided GDS’s final recommendation of the RRC to the RCA in May 2018.  During the fourth quarter of 2018, the utilities reviewed and adapted the memorandum of understanding with GDS (“GDS MOU”) with the RCA.  The utilities are currently in discussions with non-utility stakeholders to include their input in the RRC formation process.  In parallel, the utilities and American Transmission Corporation (“ATC”) are in discussions regarding the formation of a transmission-only utility.  ATC, GVEA, HEA, ML&P, and Seward Electric

System filed with the RCA for a Railbelt-wide Transco Certificate of Public Convenience (“CPCN”) on February 25, 2019.  Chugach and MEA were not party to this filing. Currently our organization’s primary focus is on filing with the RCA for the transfer of the ML&P CPCN to Chugach, and we were unable to complete our due diligence on the Transco filing prior to the filing date. Chugach will intervene in the filing and intends on completing its due diligence of the Transco filing in the second quarter of 2019. Chugach cannot determine the materiality of any effect on its results of operations, financial condition, and cash flows until a business model and plan are adopted. The RCA initiated an order on March 15, 2019 requesting comments on proposed legislative language which would authorize the RCA to designate or develop an Electric Reliability Organization (“ERO”).

Earthquake

On November 30, 2019, a 7.1 magnitude earthquake jolted Southcentral Alaska. The epicenter was located approximately 10 miles northeast of Anchorage and resulted in significant damage throughout the area. While approximately 21,000 of Chugach’s members lost power, the number of members without power was reduced to less than 70 within 12 hours. On January 31, 2019, the President declared the earthquake a federal disaster. Chugach plans on applying for Federal Emergency Management Agency (“FEMA”) assistance as we continue to assess and repair any damages on our system due to the earthquake. At December 31, 2018, costs associated with system-wide repairs and damages reached $0.7 million. At this time, Chugach does not anticipate this event to have a material impact on our financial condition, results of operations, and cash flows.

Fuel Supply

Chugach actively manages its fuel supply needs and currently has contracts in place to meet up to 100% of its anticipated needs through March of 2023. Chugach continues its efforts to secure long-term reliable gas supply solutions and encourages new development and continued investment in Cook Inlet. The DNR published a study in September 2015, “Updated Engineering Evaluation of Remaining Cook Inlet Gas Reserves,” to provide an estimate of Cook Inlet’s gas supply. The study estimated there are 1,183 Bcf of proved and probable reserves remaining in Cook Inlet’s legacy fields. This is higher than the 2009 DNR study estimate of 1,142 Bcf. Effectively, Cook Inlet gas supply has slightly increased from 2009. The 2015 DNR estimate does not include reserves from a large gas field under development by Furie and another considered for development by BlueCrest Alaska Operating, LLC. Furie has constructed an offshore gas production platform and has begun production. The platform and other production facilities are designed for up to 200 million cubic feet (MMcf) per day. Other gas producers are actively developing gas supplies in the Cook Inlet. Chugach is encouraged with these developments but continues to explore other alternatives to diversify its portfolio.

On April 21, 2016, the RCA approved the acquisition of the Beluga River Unit effective January 1, 2016, as discussed in “Item 8 – Financial Statements and Supplementary Data – Note 5 – Regulatory Matters – Beluga River Unit and Note 15 –Beluga River Unit.” Chugach’s interest in the BRU is to reduce the cost of electric service to its retail and wholesale members by securing an additional long-term supply of natural gas to meet on-going generation requirements. The acquisition complements existing gas supplies and is expected to provide greater fuel diversity at an effective annual cost that is $2 million to $3 million less than alternative sources of gas in the Cook Inlet region. Approximately 75% of Chugach’s current generation requirements are met from natural gas, 21% are met from hydroelectric facilities, and 4% are met from wind.

The BRU acquisition is expected to provide gas to meet Chugach’s on-going generation requirements over an approximate 18-year period. Gas associated with the acquisition is expected to provide about 15% of Chugach’s gas requirements through 2033, although actual gas quantities produced are expected to vary on a year-by-year basis.

Chugach has a firm gas supply contract with Hilcorp, see “Item 8 – Financial Statements and Supplementary Data – Note 18 – Commitments and Contingencies – Commitments – Fuel Supply Contracts.” In addition to this firm contract, Chugach has gas supply agreements with AIX Energy LLC through March 31, 2024 (with an option to extend the term an additional 5-year period through March 31, 2029), with Cook Inlet Energy LLC through March 31, 2018 (with an option to extend the term an additional 5-year period through March 31, 2023).  Collectively, these agreements provide added diversification and optionality for Chugach to minimize costs within its gas supply portfolio.

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

Critical Accounting Policies

Our accounting and reporting policies comply with United States generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that affect results of operations and reported amounts of assets and liabilities in the financial statements. Significant accounting policies are described in Note 2 to the financial statements, see “Item 8 –Financial Statements and Supplementary Data – Significant Accounting Policies.” Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach's financial condition and results of its operations, and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP. For all of these policies management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with Chugach's Audit and Finance Committee. The following policies are considered to be critical accounting policies for the year ended December 31, 2018.

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

Interest Rate Risk

At December 31, 2018, our short- and long- term debt was comprised of our 2011, 2012, and 2017 Series A Bonds, 2016 CoBank Note and outstanding commercial paper.

The interest rates of Chugach’s 2011, 2012, and 2017 Series A Bonds and our 2016 CoBank Note are fixed and are set forth in the table below with carrying value and fair value, measured as Level 2 liabilities, (dollars in thousands) at December 31, 2018.

	Maturing	Interest Rate	Carrying Value	Fair Value
2011 Series A, Tranche A	2031	4.20%	$58,500	$58,131
2011 Series A, Tranche B	2041	4.75%	141,833	148,460
2012 Series A, Tranche A	2032	4.01%	52,500	51,597
2012 Series A, Tranche B	2042	4.41%	81,000	81,482
2012 Series A, Tranche C	2042	4.78%	50,000	52,126
2017 Series A, Tranche A	2037	3.43%	38,000	35,593
2016 CoBank Note	2031	2.58%	37,164	34,742
Total			$458,997	$462,131

Chugach is exposed to market risk from changes in interest rates associated with our other credit facilities. Our credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate (“SOFR”), or the base rate or prime rate of our lenders. At December 31, 2018, we had $61.0 million of commercial paper outstanding, which is currently our only debt subject to variable interest rates. Based on this balance a 100 basis-point rise or decline in interest rates would increase or decrease our interest expense by approximately $0.6 million.

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Members and the Board of Directors

Chugach Electric Association, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Chugach Electric Association, Inc. and subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in equities and margins, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2018, the Company has adopted Financial Accounting Standards Board – Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and related amendments.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Anchorage, Alaska
March 27, 2019

Chugach Electric Association, Inc.

Consolidated Balance Sheets

December 31, 2018 and 2017

Assets	December 31, 2018	December 31, 2017

Utility plant:
Electric plant in service	$1,216,663,092	$1,205,092,224
Construction work in progress	17,272,307	17,952,573
Total utility plant	1,233,935,399	1,223,044,797
Less accumulated depreciation	(529,099,451)	(515,496,312)
Net utility plant	704,835,948	707,548,485

Other property and investments, at cost:
Nonutility property	76,889	76,889
Investments in associated organizations	8,570,046	8,980,410
Special funds	1,890,221	1,466,010
Restricted cash equivalents	108,000	1,028,758
Total other property and investments	10,645,156	11,552,067

Current assets:
Cash and cash equivalents	6,106,995	5,485,631
Special deposits	54,300	54,300
Restricted cash equivalents	1,213,974	687,370
Marketable securities	6,316,583	11,420,900
Fuel cost under-recovery	0	4,921,794
Accounts receivable, less provisions for doubtful accounts
of $444,184 in 2018 and $555,336 in 2017	31,165,249	35,680,680
Materials and supplies	16,223,477	15,291,095
Fuel stock	11,952,086	6,901,994
Prepayments	2,227,117	4,953,170
Other current assets	241,279	257,193
Total current assets	75,501,060	85,654,127

Other non-current assets:
Deferred charges, net	37,668,424	32,764,065
Total other non-current assets	37,668,424	32,764,065

Total assets	$828,650,588	$837,518,744

Chugach Electric Association, Inc.

Consolidated Balance Sheets (continued)

December 31, 2018 and 2017

Liabilities, Equities and Margins	December 31, 2018	December 31, 2017

Equities and margins:
Memberships	$1,748,172	$1,719,154
Patronage capital	177,823,597	172,928,887
Other	14,952,925	14,653,253
Total equities and margins	194,524,694	189,301,294

Long-term obligations, excluding current installments:
Bonds payable	398,416,664	421,833,331
Notes payable	33,972,000	37,164,000
Less unamortized debt issuance costs	(2,425,247)	(2,669,485)
Total long-term obligations	429,963,417	456,327,846

Current liabilities:
Current installments of long-term obligations	26,608,667	26,608,667
Commercial paper	61,000,000	50,000,000
Accounts payable	9,538,749	7,420,279
Consumer deposits	4,845,611	5,335,896
Fuel cost over-recovery	3,388,295	0
Accrued interest	5,671,840	5,991,619
Salaries, wages and benefits	7,863,112	7,017,131
Fuel	5,844,856	9,913,781
Other current liabilities	10,085,556	7,079,821
Total current liabilities	134,846,686	119,367,194

Other non-current liabilities:
Deferred compensation	1,359,878	1,229,294
Other liabilities, non-current	580,841	531,630
Deferred liabilities	764,834	1,249,390
Patronage capital payable	3,393,253	8,798,077
Cost of removal obligation / asset retirement obligation	63,216,985	60,714,019
Total other non-current liabilities	69,315,791	72,522,410

Total liabilities, equities and margins	$828,650,588	837,518,744

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016

Operating revenues	$202,252,742	$224,688,669	$197,747,579

Operating expenses:
Fuel	56,283,541	78,552,672	54,778,582
Production	17,797,549	18,006,490	15,809,168
Purchased power	19,978,497	17,301,067	15,774,733
Transmission	7,361,503	6,129,871	5,590,737
Distribution	14,960,770	13,991,088	13,991,997
Consumer accounts	6,662,590	5,968,736	6,073,710
Administrative, general and other	22,651,092	23,256,983	22,888,048
Depreciation and amortization	29,875,683	34,010,777	36,233,414
Total operating expenses	$175,571,225	$197,217,684	171,140,389

Interest expense:
Long-term debt and other	22,164,007	22,366,034	21,856,095
Charged to construction	(306,377)	(164,898)	(454,798)
Interest expense, net	$21,857,630	$22,201,136	21,401,297
Net operating margins	$4,823,887	$5,269,849	5,205,893

Nonoperating margins:
Interest income	732,165	644,663	425,173
Allowance for funds used during construction	127,629	69,157	188,111
Capital credits, patronage dividends and other	(320,807)	65,055	(5,321)
Total nonoperating margins	$538,987	$778,875	607,963

Assignable margins	$5,362,874	$6,048,724	$5,813,856

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Changes in Equities and Margins

Years Ended December 31, 2018, 2017 and 2016

f

	Memberships	Other Equities and Margins	Patronage Capital	Total
Balance, January 1, 2016	$1,661,744	$12,527,856	$167,447,781	$181,637,381

Assignable margins	0	0	5,813,856	5,813,856
Retirement/net transfer of capital credits	0	0	(3,265,201)	(3,265,201)
Unclaimed capital credit retirements	0	1,175,962	0	1,175,962
Memberships and donations received	29,270	124,257	0	153,527

Balance, December 31, 2016	1,691,014	13,828,075	169,996,436	185,515,525

Assignable margins	0	0	6,048,724	6,048,724
Retirement/net transfer of capital credits	0	0	(3,116,273)	(3,116,273)
Unclaimed capital credit retirements	0	612,752	0	612,752
Memberships and donations received	28,140	212,426	0	240,566

Balance, December 31, 2017	1,719,154	14,653,253	172,928,887	189,301,294

Assignable margins	0	0	5,362,874	5,362,874
Retirement/net transfer of capital credits	0	0	(468,164)	(468,164)
Unclaimed capital credit retirements	0	105,651	0	105,651
Memberships and donations received	29,018	194,021	0	223,039

Balance, December 31, 2018	$1,748,172	$14,952,925	$177,823,597	$194,524,694

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Cash flows from operating activities:
Assignable margins	$5,362,874	$6,048,724	$5,813,856
Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation and amortization	29,875,683	34,010,777	36,233,414
Amortization and depreciation cleared to operating expenses	5,550,438	4,791,978	4,988,068
Allowance for funds used during construction	(127,629)	(69,157)	(188,111)
Write off of inventory, deferred charges and projects	175,608	413,690	997,301
Other	410,249	27,986	248,482
(Increase) decrease in assets:
Accounts receivable, net	5,485,914	(2,858,099)	(4,926,631)
Fuel cost under-recovery	4,921,794	(4,921,794)	0
Materials and supplies	(992,627)	896,455	(850,493)
Fuel stock	(5,050,092)	(580,318)	741,865
Prepayments	2,726,053	(3,546,144)	59,275
Other assets	15,914	59,146	(71,144)
Deferred charges	(8,896,613)	(201,775)	(10,374,429)
Increase (decrease) in liabilities:
Accounts payable	1,137,415	(1,469,106)	750,538
Consumer deposits	(490,285)	128,311	206,901
Fuel cost over-recovery	3,388,295	(3,824,722)	(1,311,023)
Accrued interest	(319,779)	118,251	(42,212)
Salaries, wages and benefits	845,981	(298,767)	56,092
Fuel	(4,068,925)	3,629,443	1,342,028
Other current liabilities	(8,930)	(2,045,800)	(1,051,220)
Deferred liabilities	(367,051)	(17,927)	(128,221)
Net cash provided by operating activities	39,574,287	30,291,152	32,494,336
Cash flows from investing activities:
Return of capital from investment in associated organizations	414,187	370,010	319,233
Investment in special funds	(309,188)	(236,716)	0
Investment in marketable securities and investments-other	(2,872,104)	(924,903)	(10,580,000)
Investment in Beluga River Unit	0	0	(44,403,922)
Proceeds from the sale of marketable securities	7,666,196	0	0
Proceeds from capital grants	0	115,453	1,021,929
Extension and replacement of plant	(27,321,158)	(28,879,926)	(36,984,892)
Net cash used in investing activities	(22,422,067)	(29,556,082)	(90,627,652)
Cash flows from financing activities:
Payments for debt issue costs	0	(206,871)	(277,155)
Net increase (decrease) in short-term obligations	11,000,000	(18,200,000)	48,200,000
Proceeds from long-term obligations	0	40,000,000	45,600,000
Repayments of long-term obligations	(26,608,667)	(24,836,667)	(48,181,832)
Memberships and donations received	328,690	853,318	1,329,489
Retirement of patronage capital and estate payments	(5,872,988)	(2,258,047)	(4,378,853)
Proceeds from consumer advances for construction	4,294,276	4,798,509	3,871,257
Repayments of customer advances for constructions	(66,321)	(66,770)	(122,519)
Net cash provided by (used in) financing activities	(16,925,010)	83,472	46,040,387
Net change in cash, cash equivalents, and restricted cash equivalents	227,210	818,542	(12,092,929)
Cash, cash equivalents, and restricted cash equivalents at beginning of period	$7,201,759	$6,383,217	$18,476,146
Cash, cash equivalents, and restricted cash equivalents at end of period	$7,428,969	$7,201,759	$6,383,217
Supplemental disclosure of non-cash investing and financing activities:
Cost of removal obligation	$2,502,966	$2,110,487	$3,008,808
Asset retirement obligation assumed upon BRU acquisition	$0	$0	$3,523,409
Extension and replacement of plant included in accounts payable	$2,149,039	$1,185,788	$1,915,033
Patronage capital retired/net transferred and included in other current liabilities	$2,000,000	$2,057,036	$0
Supplemental disclosure of cash flow information - interest expense paid, net of amounts capitalized	$21,041,442	$20,911,535	$20,220,317

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(1)    Description of Business

Chugach Electric Association, Inc. (“Chugach”) is one of the largest electric utilities in Alaska. Chugach is engaged in the generation, transmission and distribution of electricity in the Anchorage and upper Kenai Peninsula areas. Chugach is on an interconnected regional electrical system referred to as the Alaska Railbelt, a 400-mile-long area stretching from the coastline of the southern Kenai Peninsula to the interior of the state, including Alaska's largest cities, Anchorage and Fairbanks.

Chugach’s retail and wholesale members are the consumers of the electricity sold. Chugach supplies much of the power requirements to the City of Seward (“Seward”), as a wholesale customer. Occasionally, Chugach sells available generation, in excess of its own needs, to Matanuska Electric Association, Inc. (“MEA”), Homer Electric Association, Inc. (“HEA”), Golden Valley Electric Association, Inc. (“GVEA”), and Anchorage Municipal Light & Power (“ML&P”).

Chugach was organized as an Alaska electric cooperative in 1948 and operates on a not‑for‑profit basis and, accordingly, seeks only to generate revenues sufficient to pay operating and maintenance costs, the cost of purchased power, capital expenditures, depreciation, and principal and interest on all indebtedness and to provide for reserves. Chugach is subject to the authority of the Regulatory Commission of Alaska (“RCA”).

The consolidated financial statements include the activity of Chugach and the activity of the Beluga River Unit (“BRU”). Chugach accounts for its share of BRU activity using proportional consolidation (see Note 15 – “Beluga River Unit”). Intercompany activity has been eliminated for presentation of the consolidated financial statements.

(2)    Significant Accounting Policies

a. Management Estimates

In preparing the financial statements in conformity with United States generally accepted accounting principles (“GAAP”), the management of Chugach is required to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the reporting period. Estimates include the allowance for doubtful accounts, workers’ compensation liability, deferred charges and liabilities, unbilled revenue, estimated useful life of utility plant, cost of removal and asset retirement obligation (“ARO”), and remaining proved BRU reserves. Actual results could differ from those estimates.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

b. Regulation

The accounting records of Chugach conform to the Uniform System of Accounts as prescribed by the Federal Energy Regulatory Commission (“FERC”). Chugach meets the criteria, and accordingly, follows the accounting and reporting requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 980, “Topic 980 - Regulated Operations.” FASB ASC 980 provides for the recognition of regulatory assets and liabilities as allowed by regulators for costs or credits that are reflected in current rates or are considered probable of being included in future rates. Our regulated rates are established to recover all of our specific costs of providing electric service. In each rate filing, rates are set at levels to recover all of our specific allowable costs and those rates are then collected from our retail and wholesale customers. The regulatory assets or liabilities are then reduced as the cost or credit is reflected in earnings and our rates, see Note (2n) – “Deferred Charges and Liabilities.”

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

Depreciation and amortization rates have been applied on a straight‑line basis and at December 31, 2018 are as follows:

Annual Depreciation Rate Ranges

Steam production plant	3.03%	-	3.26%
Hydroelectric production plant	0.88%	-	2.71%
Other production plant	2.18%	-	3.46%
Transmission plant	1.01%	-	10.50%
Distribution plant	1.40%	-	10.00%
General plant	1.95%	-	33.33%
Other	2.75%	-	2.75%

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

On March 23, 2017, the RCA approved revised depreciation rates effective July 1, 2017 in Docket U-16-081(2). Chugach’s depreciation rates include a provision for cost of removal. Chugach records a separate liability for the estimated obligation related to the cost of removal.

Chugach records Depreciation, Depletion and Amortization (“DD&A”) expense on the BRU assets based on units of production using the following formula: ten percent of the total production from the BRU as provided by the operator divided by ten percent of the estimated remaining proved reserves (in thousand cubic feet (Mcf)) in the field multiplied by Chugach’s total assets in the BRU.

d. Full Cost Method

Pursuant to FASB ASC 932-360-25, “Extractive Activities-Oil and Gas – Property, Plant and Equipment – Recognition,” Chugach has elected the Full Cost method, rather than the Successful Efforts method, to account for exploration and development costs of gas reserves.

e. Asset Retirement Obligation (“ARO”)

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

f. Investments in Associated Organizations

The loan agreement with National Rural Utilities Cooperative Finance Corporation (“NRUCFC”) requires as a condition of the extension of credit, that an equity ownership position be established by all borrowers. Chugach’s equity ownership in this organization is less than one percent. Chugach also has an equity ownership in CoBank, ACB (“CoBank”) acquired in connection with prior loan agreements, which have since been repaid.  Although we no longer have a patronage earning loan with CoBank, there remains an existing equity investment balance in this organization.

These equity investments do not have readily determinable fair values and are accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  No impairment or observable prices changes were recorded during 2018, 2017 or 2016.  Investments in associated organizations was $8.6 million and $9.0 million at December 31, 2018 and 2017, respectively.

g. Special Funds

Special funds includes deposits associated with the deferred compensation plan and an investment associated with the BRU ARO. The BRU ARO investment was established pursuant to an agreement with the State of Alaska and was $0.5 million and $0.2 million as of December 31, 2018 and 2017, respectively.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

h. Cash, Cash Equivalents, and Restricted Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$6,106,995	$5,485,631
Restricted cash equivalents	1,213,974	687,370
Restricted cash equivalents included in other property and investments	108,000	1,028,758
Total cash, cash equivalents and restricted cash equivalents shown in the consolidated statements of cash flows	$7,428,969	$7,201,759

Restricted cash equivalents include funds on deposit for future workers’ compensation claims.

i. Marketable Securities

Chugach’s marketable securities consist of bond mutual funds, corporate bonds, and certificates of deposit with a maturity less than 12 months, classified as trading securities, reported at fair value with interest and dividend income and gains and losses in earnings. Interest and dividend income is included in nonoperating margins – interest income, and was $403.4 thousand and $345.8 thousand at December 31, 2018 and 2017, respectively.  Net gains and losses on marketable securities are included in nonoperating margins – capital credits, patronage dividends and other, and are summarized as follows:

	Twelve months ended December 31, 2018	Twelve months ended December 31, 2017
Net gains and (losses) recognized during the period on trading securities	$(310,225)	$59,182
Less: Net gains and (losses) recognized during the period on trading securities sold during the period	(161,485)	0
Unrealized gains and (losses) recognized during the reporting period on trading securities still held at the reporting date	$(148,740)	$59,182

j. Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in existing accounts receivable. Chugach determines the allowance based on its historical write-off experience and current economic conditions. Chugach reviews its allowance for doubtful accounts monthly. Past due balances over 90 days in a specified amount are reviewed individually for collectability. All other balances are reviewed in aggregate. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Chugach does not have any off–balance-sheet credit

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

exposure related to its customers. Included in accounts receivable are invoiced amounts to ML&P for their proportionate share of current Southcentral Power Project (“SPP”) costs, which amounted to $1.4 million and $1.3 million in 2018 and 2017, respectively. At December 31, 2017, accounts receivable also included $1.1 million from BRU operations primarily associated with gas sales to ENSTAR.

k. Materials and Supplies

Materials and supplies are stated at average cost.

l. Fuel Stock

Fuel Stock is the weighted average cost of fuel injected into Cook Inlet Natural Gas Storage Alaska (“CINGSA”). Chugach’s fuel balance in storage for the years ended December 31, 2018 and 2017 amounted to $12.0 million and $6.9 million, respectively.

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

Chugach’s regulatory asset recoveries are embedded in base rates approved by the RCA. Specific costs incurred and recorded as Regulatory Assets, including the amortization period for recovery, are approved by the RCA either in standard Simplified Rate Filings (“SRF”), general rate case filings or specified independent requests. The rates approved related to the regulatory assets are matched to the amortization of actual expenses recognized. The regulatory assets are amortized and collected through rates over differing periods depending upon the period of benefit as established by the RCA. Deferred liabilities include refundable contributions in aid of

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

construction, which are credited to the associated cost of construction of property units. Refundable contributions in aid of construction are held in deferred liabilities pending their return or other disposition. If events or circumstances should change so the criteria are not met, the write off of regulatory assets and liabilities could have a material effect on Chugach’s financial position, results of operations or cash flows.

On December 29, 2016, Chugach made a prepayment of $7.9 million to the National Rural Electric Cooperative Association (“NRECA”) Retirement and Security (“RS”) Plan, which is included in deferred charges. Chugach recorded the long term prepayment in deferred charges and is amortizing the deferred charge to administrative, general and other expense, over 11 years, which represents the difference between the normal retirement age of 62 and the average age of Chugach’s employees in the RS Plan. The balance of the prepayment in deferred charges at December 31, 2018, 2017, and 2016 was $6.5 million,  $7.2 million, and $7.9 million, respectively.

o. Patronage Capital

Revenues in excess of current period costs (net operating margins and nonoperating margins) in any year are designated on Chugach’s statement of operations as assignable margins. These excess amounts (i.e. assignable margins) are considered capital furnished by the members, and are credited to their accounts and held by Chugach until such future time as they are retired and returned without interest at the discretion of the Board of Directors (“Board”). Retained assignable margins are designated on Chugach’s balance sheet as patronage capital. This patronage capital constitutes the principal equity of Chugach. The Board may also approve the return of capital to former members and estates who request early retirements at discounted rates under a discounted capital credits retirement plan authorized by the Board in September of 2002.

p. Consumer Deposits

Consumer deposits include amounts certain customers are required to deposit to receive electric service. Consumer deposits at December 31, 2018 and 2017, totaled $3.0 million and $3.7 million, respectively. Consumer deposits also represent customer credit balances as a result of prepaid accounts. Credit balances totaled $1.8 million and $1.6 million at December 31, 2018 and 2017.

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

Marketable securities – the carrying amount approximates fair value as changes in the market

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

r. Operating Revenues

Revenues are recognized upon delivery of electricity and services. Energy sales revenues are Chugach’s primary source of revenue and are recognized upon delivery of electricity.  Wheeling revenue is recognized when energy is wheeled across Chugach’s transmission lines. Gas sales are recorded through the transfer of natural gas and billed monthly.  Other miscellaneous services are billed monthly as provided.  Operating revenues are based on billing rates authorized by the RCA, which are applied to customers’ usage of electricity. Chugach’s rates are established, in part, on test period sales levels that reflect actual operating results. Chugach's tariffs include provisions for the recovery of gas costs according to gas supply contracts, as well as purchased power costs.    For more information, see “Note 17– Revenue From Contracts with Customers.”

s. Capitalized Interest

Allowance for funds used during construction (“AFUDC”) and interest charged to construction ‑ credit (“IDC”) are the estimated costs of the funds used during the period of construction from both equity and borrowed funds. AFUDC and IDC are applied to specific projects during construction. AFUDC and IDC calculations use the net cost of borrowed funds when used and is recovered through RCA approved rates as utility plant is depreciated. For all projects Chugach capitalized such funds at the weighted average rate of 4.1% during 2018 and 2017, and 4.3% during 2016.

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

u. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the years ended December 31, 2018, 2017 and 2016 was in compliance with that provision. In addition, as described in Note (18) – “Commitments and

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Contingencies,” Chugach collects sales tax and is assessed gross revenue and excise taxes which are presented on a net basis in accordance with FASB ASC 606-10-65, “Topic 606 - Revenue from Contracts with Customers.”

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

Management has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements for all periods presented. Chugach’s evaluation was performed for the tax periods ended December 31, 2015 through December 31, 2018 for United States Federal Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2018.

(3)    Accounting Pronouncements

Issued, and adopted:

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

We evaluated our contracts associated with energy sales, wheeling, gas sales, and other miscellaneous revenue and did not identify any change to the timing or pattern of revenue recognition. The adoption of Topic 606 also included additional disclosure requirements. See “Note 17 – REVENUE FROM CONTRACTS WITH CUSTOMERS.”

ASC Update 2016-01 “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”

In January of 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends guidance related to certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption not permitted with certain exceptions. Chugach began application of ASU 2016-01 on January 1, 2018. Adoption did not have a material effect on our results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

ASC Update 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)”

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force). ASU 2016-15 clarifies how certain cash payments and cash proceeds should be classified on the statement of cash flows to limit the diversity in practice. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. Chugach began application of ASU 2016-15 on January 1, 2018. Adoption did not have a material effect on our results of operations, financial position, and cash flows.

ASC Update 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)”

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” ASU 2016-18 clarifies how to classify and present changes in restricted cash or cash equivalents that occur when there are transfers between cash, cash equivalents, and restricted cash or restricted cash equivalents and when there are direct cash receipts into or payments made from restricted cash or restricted cash equivalents on the statement of cash flows to limit the diversity in practice. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. Chugach began application of ASU 2016-18 on January 1, 2018. Adoption did not have a material effect on our results of operations, financial position, and cash flows.

While there was not a material impact to the net change in cash flows, the cash balances at both December 31, 2017 and 2016, increased $1.7 million to reflect the restricted cash equivalents balances.

ASC Update 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business”

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition of a business by providing a screen to determine when a set of assets and activities acquired or disposed of constitute a business, as well as a framework for evaluating whether all elements of a business are present in the set. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted only when the transaction has not been reported in financial statements. Chugach began application of ASU 2017-01 on January 1, 2018. Adoption did not have a material effect on our results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

ASC Update 2017-07 “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 amends current guidance on the presentation and disclosure of other compensation costs in the income statement. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted only for financial statements that have not been issued. Chugach began application of ASU 2017-07 on January 1, 2018. Adoption did not have a material effect on our results of operations, financial position, and cash flows.

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

In December 2018, the FASB issued ASU 2018-20, “Leases (Topic 842):  Narrow-Scope Improvements for Lessors.”  ASU 2018-20 amends ASU 2016-02 to address lessor stakeholders concerns regarding the following issues: sales taxes and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments from contracts with lease and nonlease components.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Topic 842 requires a modified retrospective transition, with the cumulative effect of transition, including initial recognition by lessees of lease assets and liabilities for existing operating leases, as of either the effective date, or the beginning of the earliest period presented.  Under the effective date method, the entity’s comparative reporting period is unchanged.  Comparative reporting periods are presented in accordance with Topic 840, while periods subsequent to the effective date are presented in accordance with Topic 842.  Chugach has elected to use the effective date method.

The standard includes certain practical expedients intended to ease the burden of adoption on preparers.  Chugach has elected each of the following practical expedients:

1)

Package of Practical expedients (all or nothing) - An entity may elect not to reassess: a) whether expired or existing contracts contain leases under the new definition of a lease, b) lease classification for expired or existing leases and c) whether previously capitalized initial direct costs would qualify for capitalization under Topic 842.

2)	Use of hindsight - An entity may use hindsight in determining the lease term, and in assessing the likelihood that a lease purchase option will be exercised.
3)

Land easements - An entity may elect not to reassess whether land easements meet the definition of a lease if they were not accounted for as leases prior to adoption of Topic 842 until they expire, unless they are modified on or after the effective date.

A lessee may elect not to separate the non-lease components of a contract from the lease component to which they relate. This means that the components will be treated as a single lease component.  The lessee elects this practical expedient by class of underlying asset – for example: office equipment, automobiles, office space.  Chugach has elected this practical expedient for all classes of underlying assets.

Chugach elected not to recognize right-of-use assets and lease liabilities that arise from short-term leases (those with a term of less than twelve months) for any class of underlying asset.

These updates are effective for fiscal years beginning after December 15, 2018, including the interim periods within those years, with early adoption permitted. Chugach will begin application of ASU 2016-02 and related updates on January 1, 2019. Chugach is continuing to evaluate existing leases and contracts to finalize the impact of these updates as both the lessee and lessor.  Chugach expects that the impact will not be material to our recorded amounts of assets and liabilities or to our results of operations and cash flows, however we will be required to have extensive new disclosures.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

ASC Update 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”  and Related Updates

In June 2016, the FASB issued ASC Update 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASC Update 2016-13 revised the criteria for the measurement, recognition, and reporting of credit losses on financial instruments to be recognized when expected. This update is effective for fiscal years beginning after December 15, 2019, including the interim periods within those years, with early adoption permitted for fiscal years beginning after December 15, 2018, including interim periods within those years. Chugach will begin application of ASC 2016-13 on January 1, 2020. Adoption is not expected to have a material effect on our results of operations, financial position, and cash flows.

ASC Update 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.”  ASU 2018-13 changes the fair value measurement disclosure requirements of ASC 820. This update is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU.  Chugach will begin application of ASU 2018-13 on January 1, 2020. Adoption is not expected to have a material effect on our results of operations, financial position, and cash flows.

ASC Update 2018-14 “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans”

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.”  ASU 2018-14 modifies ASC 715-20 to improve disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU is effective for fiscal years ending after December 15, 2020, for public companies.  Early adoption is permitted.  Chugach will begin application of ASU 2018-14 on January 1, 2021. Adoption is not expected to have a material effect on our results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

ASC Update 2018-15 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.”  ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The ASU is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted.  Chugach will begin application of ASU 2018-15 on January 1, 2020. Adoption is not expected to have a material effect on our results of operations, financial position, and cash flows.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

The table below presents the balance of Chugach’s marketable securities measured at fair value on a recurring basis at December 31, 2018 and 2017. Chugach’s bond mutual funds, corporate bonds, and marketable certificates of deposit are measured using quoted prices in active markets. Chugach had no other assets or liabilities measured at fair value on a recurring basis at December 31, 2018 or 2017.

December 31, 2018	Total	Level 1	Level 2	Level 3
Bond mutual funds	$6,316,583	$6,316,583	$0	$0

December 31, 2017	Total	Level 1	Level 2	Level 3
Bond mutual funds	$8,109,242	$8,109,242	$0	$0
Corporate bonds	$248,335	$248,335	$0	$0
Certificates of deposit	$3,063,323	$3,063,323	$0	$0

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The fair value of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying value due to their short-term nature.

The estimated fair values of long-term obligations included in the financial statements at December 31, 2018,  are as follows:

	Carrying Value	Fair Value Level 2
Long-term obligations (including current installments)	$458,997,331	$462,131,094

(5)    Regulatory Matters

Gas Dispatch Agreement

Chugach and MEA entered into an agreement entitled, “Gas Dispatch Agreement” in which Chugach provides gas scheduling and dispatch services to MEA. The initial term of the agreement was April 1, 2016, through March 31, 2017. Chugach and MEA have entered into several extensions with the latest covering a period through March 31, 2020. The RCA approved this extension filing in February 2019.

Simplified Rate Filing

Chugach is a participant in the Simplified Rate Filing (“SRF”) process for adjustments to base demand and energy rates for Chugach retail customers and wholesale customer, Seward. SRF is an expedited base rate adjustment process available to electric cooperatives in the State of Alaska, with filings made either on a quarterly or semi-annual basis. Chugach is a participant on a quarterly filing schedule basis. Chugach is required to submit filings to the RCA for approval before any rate changes can be implemented.  While there is no limitation on decreases, base rate increases under SRF are limited to 8% in a 12-month period and 20% in a 36-month period.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Chugach submitted quarterly SRF filings which resulted in a system demand and energy rate decrease of 3.0% effective July 1, 2017; an increase of 1.9% effective November 1, 2017; an increase of 0.4 % effective February 1, 2018; an increase of 0.3% effective May 1, 2018; an increase of 1.8% effective August 1, 2018; an increase of 2.7% effective November 1, 2018; an increase of 0.7% effective February 1, 2019; and an increase of 1.0% effective May 1, 2019.

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

Operation and Regulation of the Alaska Railbelt Electric and Transmission System

In June 2016, the RCA opened a docket to “evaluate the reliability and security standards and practices of Alaska Electric Utilities.” In 2017, Chugach and several other Alaska Railbelt utilities entered into a contract with GDS Associates, Inc. (“GDS”). GDS’s role is to facilitate discussion between all six Alaska Railbelt utilities and various stakeholders with an end goal of submitting to the RCA a Railbelt Reliability Council (“RRC”), including a governance structure, that will be responsible for adoption and enforcement of uniform reliability standards and integrated transmission resource planning. GDS presented to the RCA during two technical conferences in January and March of 2018. Chugach and the other utilities provided GDS’s final recommendation of the RRC to the RCA in May 2018. During fourth quarter of 2018, the utilities reviewed and adapted the memorandum of understanding with GDS (“GDS MOU”) with the RCA. The utilities are currently in discussions with non-utility stakeholders to include their input in the RRC formation process. In parallel, the utilities and American Transmission Corporation (ATC) are in discussions regarding the formation of a transmission-only utility.  ATC, GVEA, HEA, ML&P, and Seward Electric System filed with the RCA for a Railbelt-wide Transco Certificate of Public Convenience (“CPCN”) on February 25, 2019.  Chugach and MEA were not party to this filing. Currently our organization’s primary focus is on filing with the RCA for the transfer of the ML&P CPCN to Chugach, and we were unable to complete our due diligence on the Transco

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

filing prior to the filing date. Chugach will intervene in the filing and intends on completing its due diligence of the Transco filing in the second quarter of 2019. Chugach cannot determine the materiality of any effect on its results of operations, financial condition, and cash flows until a business model and plan are adopted. The RCA initiated an order on March 15, 2019 requesting comments on proposed legislative language which would authorize the RCA to designate or develop an Electric Reliability Organization (“ERO”).

In June 2016, in response to Docket I-16-002, Railbelt Utility Information Technology and Operations Technology, leadership began meeting to discuss Railbelt Cybersecurity. The Railbelt Utilities Managers group designated the Cybersecurity Working Group to review industry standards and provide a statement of work to develop Railbelt Cybersecurity Standards. On June 21, 2018, Chugach posted a Request for Proposal to hire a consultant to write the standards. The final draft is expected to be presented to the Railbelt Utility Managers by March 31, 2019.

Cook Inlet Natural Gas Storage Alaska, LLC (“CINGSA”)

CINGSA filed Tariff Advice Number 32-733 on April 30, 2018, to request adjustments to their base rates for firm natural gas storage service (“FSS”) and interruptible gas storage service (“ISS”). Chugach has intervened in this case, and the RCA has suspended this filing into a docket.  The RCA is expected to issue a decision by July 24, 2019.

On April 27, 2018, CINGSA filed a request with the RCA for advance determination of decisional prudence and assurance of cost recovery for what has been termed the Redundancy Project.  Chugach participated in the regulatory docket opened to address this matter.  On February 28, 2019, the RCA issued an order denying CINGSA’s Redundancy Project petition, however, the RCA found CINGSA’s proposal to restore an existing well prudent.  The RCA closed the docket.

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

Furie Agreement

On March 16, 2017, Chugach submitted a request to the RCA for approval of the agreement entitled, “Firm and Interruptible Gas Sale and Purchase Agreement between Furie Operating Alaska, LLC and Chugach Electric Association, Inc.” (“Furie Agreement”) dated March 3, 2017. As part of the filing, Chugach also requested RCA approval to recover both firm and interruptible purchases under the agreement and all attendant transportation and storage costs through its quarterly fuel and purchased power cost adjustment process.

The Furie Agreement provides Chugach with both firm and non-firm gas supplies over a 16-year period, with firm purchases beginning on April 1, 2023, and ending on March 31, 2033, and

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

The RCA opened Docket Number U-16-092 to review the petition. The RCA approved the petition May 17, 2017, closing docket U-16-092(2).

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

ML&P Acquisition

In December 2017, the Mayor of Anchorage, Alaska, announced plans to place a proposition on the April 3, 2018 municipal ballot allowing the voters to authorize the sale of ML&P to Chugach. The proposition was approved by Anchorage voters 65.08% to 34.92% per the certified election results.  Chugach and the Municipality of Anchorage (“MOA”) negotiated final sales agreements and associated documents.  The sale of ML&P was approved by the Anchorage Assembly on December 4, 2018 and the Chugach Board of Directors gave its final approval on December 19, 2018.    The agreements and associated documents were executed on December 28, 2018.  Pursuant to these agreements and associated documents, Chugach is preparing an application and filing which will be submitted to the RCA.  For more information concerning the potential ML&P Acquisition, see “Note 16 – ML&P Acquisition.”

(6)    Utility Plant

Major classes of utility plant as of December 31 are as follows:

Electric plant in service:	2018	2017
Steam production plant	$101,141,201	$101,116,277
Hydroelectric production plant	34,342,490	33,659,129
Other production plant	288,086,243	287,765,474
Transmission plant	298,767,612	296,018,078
Distribution plant	328,766,590	315,862,812
General plant	55,308,981	55,164,994
Unclassified electric plant in service[1]	54,877,480	60,294,349
Intangible plant[1]	5,455,371	5,455,371
Beluga River Natural Gas Field (BRU Asset & ARO)	48,088,715	47,927,331
Other[1]	1,828,409	1,828,409
Total electric plant in service	1,216,663,092	1,205,092,224
Construction work in progress	17,272,307	17,952,573
Total electric plant in service and construction work in progress	$1,233,935,399	$1,223,044,797

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(7)    Investments in Associated Organizations

Investments in associated organizations include the following at December 31:

	2018	2017
NRUCFC Capital Term Certificates	$6,095,980	$6,095,980
CoBank	2,405,407	2,819,307
Other	68,659	65,123
Total investments in associated organizations	$8,570,046	$8,980,410

(8)    Deferred Charges and Liabilities

Deferred Charges

Regulatory assets and deferred charges, net of amortization, consisted of the following at December 31:

	2018	2017
Regulatory assets and deferred charges:
Short-term debt issuance and reacquisition costs	$280,933	$386,892
Refurbishment of transmission equipment	86,420	95,679
Feasibility studies	194,122	237,425
Cooper Lake relicensing / projects	5,019,801	5,149,903
Fuel supply	1,702,759	1,801,970
Storm damage	258,952	453,166
Other regulatory deferred charges	471,558	719,563
Bond interest - market risk management	4,429,478	4,884,587
Environmental matters	933,469	978,820
Beluga parts and materials	9,341,355	10,696,210
Beluga Unit 3 major overhaul	2,726,259	64,493
Cooper Lake dredging	618,301	31,666
NRECA pension plan prepayment	6,484,132	7,204,591
ML&P acquisition & integration	4,953,291	0
Green Energy Program	46,577	0
Community Solar Project	121,017	0
Post-retirement benefit obligation	0	59,100
Total regulatory assets and deferred charges	$37,668,424	$32,764,065

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Regulatory assets and deferred charges, not currently being recovered in rates charged to consumers, consisted of the following at December 31:

	2018	2017
Regulatory assets and deferred charges:
Cooper Lake dredging	$618,301	$0
Regulatory studies and other	35,575	201,775
ML&P acquisition & integration	4,953,291	0
Green Energy Program	46,577	0
Community Solar Project	121,017	0
Post-retirement benefit obligation	0	59,100
Total regulatory assets and deferred charges	$5,774,761	$260,875

We believe all regulatory assets and deferred charges not currently being recovered in rates charged to consumers are probable of recovery in the future based upon prior recovery of similar costs allowed by our regulator. The recovery of regulatory assets and deferred charges is approved by the RCA either in standard SRFs, general rate case filings or specified independent requests. In most cases, deferred charges are recovered over the life of the underlying asset.

Deferred Liabilities

Deferred liabilities, at December 31 consisted of the following:

	2018	2017
Refundable consumer advances for construction	$357,858	$416,263
Estimated initial installation costs for meters	79,276	100,927
Post-retirement benefit obligation	327,700	732,200
Total deferred liabilities	$764,834	$1,249,390

(9)    Patronage Capital

Chugach has a Board-approved capital credit retirement policy, which is contained in Chugach’s financial forecast. This establishes, in general, a plan to return the capital credits of wholesale and retail customers based on the members’ proportionate contribution to Chugach’s assignable margins. At December 31, 2018, Chugach had $177,823,597 of patronage capital (net of capital credits retired in 2018), which included $172,460,724 of patronage capital that had been assigned and $5,362,874 of patronage capital to be assigned to its members. At December 31, 2017, Chugach had $172,928,887 of patronage capital (net of capital credits retired in 2017), which included $166,880,163 of patronage capital that had been assigned and $6,048,724 of patronage capital to be assigned to its members. Approval of actual capital credit retirements is at the discretion of the Chugach Board of Directors (“Board”). Chugach records a liability when the retirements are approved by the Board.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Chugach entered into an agreement with HEA to return all of its patronage capital within five years after expiration of its power sales agreement, which was December 31, 2013. This agreement was related to a settlement agreement associated with the 2005 Test Year General Rate Case (Docket U-06-134). The RCA accepted the parties’ settlement agreement on August 9, 2007. We finalized a new agreement with HEA in September 2017 which spread their retirement payments between 2017 and 2020 in increments of $2.0 million annually. As a result, $2.0 million of HEA’s patronage capital was retired and paid in 2018 and in 2017.  HEA’s patronage capital payable, including the current portion classified as other current liabilities, was $3.9 million and $5.9 million at December 31, 2018 and 2017, respectively.

In an agreement reached in May of 2014 with MEA, capital credits retired to MEA are classified as patronage capital payable on Chugach’s balance sheet.  In December 2018, Chugach paid MEA $3.4 million of its patronage capital payable.  MEA’s patronage capital payable was $1.5 million and $4.9 million at December 31, 2018 and 2017, respectively.

The Second Amended and Restated Indenture of Trust (“Indenture”) and the CoBank Second Amended and Restated Master Loan Agreement prohibit Chugach from making any distribution of patronage capital to Chugach’s customers if an event of default under the Indenture or debt agreements exists. Otherwise, Chugach may make distributions to Chugach’s members in each year equal to the lesser of 5% of Chugach’s patronage capital or 50% of assignable margins for the prior fiscal year. This restriction does not apply if, after the distribution, Chugach’s aggregate equities and margins as of the end of the immediately preceding fiscal quarter are equal to at least 30% of Chugach’s total long-term debt and equities and margins. There were only capital credit retirement payments authorized by our Board in 2018.  Capital credit retirements authorized by our Board, less early retirements, were $2,631,928, and $3,001,426 for the years ended December 31, 2017, and 2016, respectively. With the exception of MEA’s and HEA’s patronage capital payable, the outstanding liability for capital credits authorized but not paid at December 31,  2018, 2017, and 2016 was $0,  $57,036, and $2,014,080, respectively.

(10)  Other Equities

A summary of other equities at December 31 follows:

	2018	2017
Nonoperating margins, prior to 1967	$23,625	$23,625
Donated capital	2,407,898	2,213,876
Unclaimed capital credit retirement[1]	12,521,402	12,415,752
Total other equities	$14,952,925	$14,653,253

1Represents unclaimed capital credits that have met all requirements of Alaska Statute section 34.45.200 regarding Alaska’s unclaimed property law and have therefore reverted to Chugach.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(11)  Debt

Long-term obligations at December 31 are as follows:	2018	2017
2011 Series A Bond of 4.20%, maturing in 2031, with interest payable semi-annually March 15 and September 15 and principal due annually beginning in 2012	58,500,000	63,000,000
2011 Series A Bond of 4.75%, maturing in 2041, with interest payable semi-annually March 15 and September 15 and principal due annually beginning in 2012	141,833,331	147,999,998
2012 Series A Bond of 4.01%, maturing in 2032, with interest payable semi-annually March 15 and September 15 and principal due annually beginning in 2013	52,500,000	56,250,000
2012 Series A Bond of 4.41%, maturing in 2042, with interest payable semi-annually March 15 and September 15 and principal due annually between 2013 and 2020 and between 2032 and 2042	81,000,000	88,000,000
2012 Series A Bond of 4.78%, maturing in 2042, with interest payable semi-annually March 15 and September 15 and principal due annually beginning in 2023	50,000,000	50,000,000
2017 Series A Bond of 3.43%, maturing in 2037, with interest payable semi-annually March 15 and September 15 and principal due annually beginning in 2018	38,000,000	40,000,000
2016 CoBank Note, 2.58% fixed rate note maturing in 2031, with interest and principal due quarterly beginning in 2016	37,164,000	40,356,000
Total long-term obligations	$458,997,331	$485,605,998
Less current installments	26,608,667	26,608,667
Less unamortized debt issuance costs	2,425,247	2,669,485
Long-term obligations, excluding current installments	$429,963,417	$456,327,846

Covenants

Chugach is required to comply with all covenants set forth in the Indenture that secures the 2011, 2012, and 2017 Series A Bonds, and the 2016 CoBank Note. The CoBank Note is governed by the Second Amended and Restated Master Loan Agreement, which is secured by the Indenture dated January 20, 2011.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

December 31, 2018 and 2017

The Second Amended and Restated Master Loan Agreement with CoBank, which became effective on June 30, 2016, also requires Chugach to establish and collect rates reasonably expected to yield margins for interest equal to at least 1.10 times interest expense.

The 2016 Credit Agreement governing the unsecured facility providing liquidity for Chugach’s Commercial Paper Program requires Chugach to maintain minimum margins for interest of at least 1.10 times interest charges for each fiscal year. Margins for interest generally consist of Chugach’s assignable margins plus total interest expense, excluding amounts capitalized.    Additionally, Chugach must maintain a minimum Consolidated Margins and Equities of $145 million, excluding any unrealized gain or loss on any Hedging Agreement, for each fiscal quarter and fiscal year-end.

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

Maturities of Long‑term Obligations

Long-term obligations at December 31, 2018, mature as follows:

Year ending December 31	2011 Series A Bonds	2012 Series A Bonds	2016 CoBank Note	2017 Series A Bonds	Total
2019	$10,666,667	$10,750,000	$3,192,000	$2,000,000	$26,608,667
2020	10,666,667	10,750,000	3,420,000	2,000,000	26,836,667
2021	10,666,667	3,750,000	3,648,000	2,000,000	20,064,667
2022	10,666,667	3,750,000	3,876,000	2,000,000	20,292,667
2023	10,666,667	6,250,000	4,104,000	2,000,000	23,020,667
Thereafter	146,999,996	148,250,000	18,924,000	28,000,000	342,173,996
	$200,333,331	$183,500,000	$37,164,000	$38,000,000	$458,997,331

Lines of credit

Chugach maintains a $50.0 million line of credit with NRUCFC. Chugach did not utilize this line of credit in 2018 or 2017, and therefore had no outstanding balance at December 31, 2018 and 2017.  The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC. The borrowing rate was 3.75% at December 31, 2018, and 3.00% at December 31, 2017.

The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

balance. The NRUCFC line of credit was renewed effective September 29, 2017, and expires September 29, 2022.  This line of credit is immediately available for unconditional borrowing.

Commercial Paper

On June 13, 2016, Chugach entered into a $150.0 million senior unsecured credit facility (“Credit Agreement”), which is used to back Chugach’s Commercial Paper Program. The pricing includes an all-in drawn spread of one month LIBOR plus 90.0 basis points, along with a 10.0 basis points facility fee (based on an A/A2/A unsecured debt rating). The Credit Agreement will expire on June 13, 2021. The participating banks include NRUCFC, KeyBank National Association, Bank of America, N.A., and CoBank, ACB.

Our commercial paper can be repriced between one day and 270 days. Chugach is expected to continue to issue commercial paper in 2019, as needed.

Chugach had $61.0 million and $50.0 million of commercial paper outstanding at December 31, 2018 and 2017, respectively.

The following table provides information regarding 2018 monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate	Month	Average Balance	Weighted Average Interest Rate
January	$44.7	1.80%	July	$51.1	2.29%
February	$38.1	1.78%	August	$50.1	2.25%
March	$51.8	2.12%	September	$57.7	2.29%
April	$59.5	2.29%	October	$60.4	2.45%
May	$56.4	2.21%	November	$61.0	2.50%
June	$53.3	2.26%	December	$61.0	2.77%

Financing

In January 2011, Chugach issued $275.0 million of First Mortgage Bonds, 2011 Series A, in two tranches, Tranche A and Tranche B, for the purpose of refinancing the 2001 and 2002 Series A Bonds in 2011 and 2012, and for general corporate purposes. Interest is paid semi-annually on March 15 and September 15 commencing on September 15, 2011. Principal on the 2011 Series A Bonds is paid in equal annual installments beginning March 15, 2012.

In January 2012, Chugach issued $250.0 million of First Mortgage Bonds, 2012 Series A, in three tranches, Tranche A, Tranche B and Tranche C, for the purpose of repaying outstanding commercial paper used to finance SPP construction and for general corporate purposes. Interest is paid semi-annually March 15 and September 15 commencing on September 15, 2012. The 2012 Series A Bonds, Tranche A and Tranche C, pay principal in equal installments on an annual

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

basis beginning March 15, 2013, and 2023, respectively. The 2012 Series A Bonds, Tranche B, pay principal beginning March 15, 2013, through 2020, and on March 15, 2032, through 2042.

In June 2016, Chugach entered into a term loan facility with CoBank, evidenced by the 2016 CoBank Note, which is governed by the Second Amended and Restated Master Loan Agreement dated June 30, 2016, and secured by the Indenture.

In March 2017, Chugach issued $40.0 million of First Mortgage Bonds, 2017 Series A for general corporate purposes.  Interest is paid semi-annually on March 15 and September 15, commencing on September 15, 2017. The 2017 Series A Bonds pay principal in equal installments on an annual basis beginning March 15, 2018.     The bonds and all other long-term debt obligations are secured by a lien on substantially all of Chugach’s assets, pursuant to the Indenture, which became effective on January 20, 2011, as previously amended and supplemented.

The following table provides additional information regarding the 2011 Series A, 2012 Series A, and 2017 Series A  bonds and the 2016 CoBank Note at December 31, 2018 (dollars in thousands):

	Maturing	Average Life (Years)	Interest Rate	Issue Amount	Carrying Value
2011 Series A, Tranche A	2031	6.2	4.20%	$90,000	$58,500
2011 Series A, Tranche B	2041	11.2	4.75%	185,000	141,833
2012 Series A, Tranche A	2032	6.7	4.01%	75,000	52,500
2012 Series A, Tranche B	2042	14.2	4.41%	125,000	81,000
2012 Series A, Tranche C	2042	13.7	4.78%	50,000	50,000
2017 Series A, Tranche A	2037	9.2	3.43%	40,000	38,000
2016 CoBank Note	2031	5.2	2.58%	45,600	37,164
Total				$610,600	$458,997

(12)  Employee Benefit Plans

Pension Plans

Pension benefits for substantially all of Chugach’s union employees are provided through the Alaska Electrical Pension Trust Fund and the UNITE HERE National Retirement Fund, multi-employer plans. Chugach pays an hourly amount per eligible union employee pursuant to the collective bargaining unit agreements. In these master, multi-employer plans, the accumulated benefits and plan assets are not determined or allocated separately to the individual employer.

Pension benefits for non-union employees are provided by the National Rural Electric Cooperative Association (“NRECA”) Retirement and Security Plan (“RS Plan”). The RS Plan is a defined benefit pension plan qualified under Section 401 and tax-exempt under Section 501(a) of the Internal Revenue Code. Under ASC 960, “Topic 960 – Plan Accounting – Defined Benefit Pension Plans,” the RS Plan is a multi-employer plan, in which the accumulated benefits and plan assets are not determined or allocated separately to individual employers. Chugach makes annual contributions to the RS Plan equal to the amounts accrued for pension expense.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Chugach made contributions to all significant pension plans for the years ended December 31, 2018, 2017 and 2016 of $6.3 million, $5.9 million and $6.7 million, respectively. The rate and number of employees in all significant pension plans did not materially change for the years ended December 31, 2018, 2017 or 2016.

In December 2012, a committee of the NRECA Board of Directors approved an option to allow participating cooperatives in the Retirement Security (“RS”) Plan (a defined benefit multi-employer pension plan) to make a prepayment and reduce future required contributions. The prepayment amount is a cooperative’s share, as of January 1, 2013, of future contributions required to fund the RS Plan’s unfunded value of benefits earned to date using Plan actuarial valuation assumptions. The prepayment amount will typically equal approximately 2.5 times a cooperative’s annual RS Plan required contribution as of January 1, 2013. After making the prepayment, for most cooperatives the billing rate is reduced by approximately 25%, retroactive to January 1 of the year in which the amount is paid to the RS Plan. The 25% differential in billing rates is expected to continue for approximately 15 years from January 1, 2013. However unexpected changes in interest rates, asset returns and other plan experience, plan assumption changes, and other factors may have an impact on the differential in billing rates and the 15-year period.

On December 29, 2016, Chugach made a prepayment of $7.9 million to the NRECA RS Plan. See Note 2n – “Deferred Charges and Liabilities.”

The following table provides information regarding pension plans which Chugach considers individually significant:

	Alaska Electrical Pension Plan[3]			NRECA Retirement Security Plan[3]
Employer Identification Number	92-6005171			53-0116145
Plan Number	001			333
Year-end Date	December 31			December 31
Expiration Date of CBA's	June 30, 2021			N/A2
Subject to Funding Improvement Plan	No			No4
Surcharge Paid	N/A			N/A4
	2018	2017	2016	2018	2017	2016
Zone Status	Green	Green	Green	N/A1	N/A1	N/A1
Required minimum contributions	None	None	None	N/A	N/A	N/A
Contributions (in millions)	$3.5	$3.3	$3.2	$2.8	$2.6	$3.5
Contributions > 5% of total plan contributions	Yes	Yes	Yes	No	No	No

1A “zone status” determination is not required, and therefore not determined under the Pension Protection Act (PPA) of 2006.

2The CEO and COO are the only participants in the NRECA RS Plan who are subject to employment agreements.  The CEO’s employment agreement is effective through April 30, 2024.  The COO’s employment agreement is effective through January 1, 2024.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Health and Welfare Plans

Health and welfare benefits for union employees are provided through the Alaska Electrical Health and Welfare Trust and the Alaska Hotel, Restaurant and Camp Employees Health and Welfare and Pension Trust Fund. Chugach participates in multi-employer plans that provide substantially all union workers with health care and other welfare benefits during their employment with Chugach. Chugach pays a defined amount per union employee pursuant to collective bargaining unit agreements. Amounts charged to benefit costs and contributed to the health and welfare plans for these benefits for the years ending December 31, 2018, 2017, and 2016 were $5.1 million, $4.8 million, and $4.5 million, respectively.

Chugach participates in a multi-employer plan through the Group Benefits Program of NRECA for non-union employees. Amounts charged to benefit cost and contributed to this plan for those benefits for the years ended December 31, 2018, 2017, and 2016 totaled $2.7 million, $2.8 million, and $2.8 million, respectively.

Money Purchase Pension Plan

Chugach participates in a multi-employer defined contribution money purchase pension plan covering some employees who are covered by a collective bargaining agreement. Contributions to this plan are made based on a percentage of each employee’s compensation. Contributions to the money purchase pension plan for the years ending December 31, 2018, 2017 and 2016 were $137.3 thousand, $141.8 thousand and $132.3 thousand, respectively.

401(k) Plan

Chugach has a defined contribution 401(k) retirement plan which covers substantially all employees who, effective January 1, 2008, can participate immediately. Employees who elect to participate may contribute up to the Internal Revenue Service’s maximum of $18,500 in 2018, $18,000 in 2017 and 2016, and allowed catch-up contributions for those over 50 years of age of $6,000 in 2018, 2017, and 2016. Chugach does not make contributions to the plan.

Deferred Compensation

Effective January 1, 2011, Chugach participates in Vanguard’s unfunded Deferred Compensation Program (the Program) to allow highly compensated employees who elect to participate in the Program to defer a portion of their current compensation and avoid paying tax on the deferrals until received. The program is a non-qualified plan under Internal Revenue Code 457(b).

Deferred compensation accounts are established for the individual employees, however, they are considered to be owned by Chugach until a distribution is made. The amounts credited to the deferred compensation account, including gains or losses, are retained by Chugach until the entire amount credited to the account has been distributed to the participant or to the participant’s beneficiary. The balance of the Program at December 31, 2018, and 2017 was $1,359,878 and $1,229,294, respectively.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Potential Termination Payments

Pursuant to a Chugach Operating Policy, non-represented employees, including the executive officers except the Chief Executive Officer and Chief Operating Officer, who are terminated by Chugach for reasons unrelated to employee performance are entitled to severance pay for each year or partial year of service as follows: two weeks for each year of service to a maximum of 26 weeks for 13 years or more of service.

(13)  Bradley Lake Hydroelectric Project

Chugach is a participant in the Bradley Lake Hydroelectric Project (“Bradley Lake”). Bradley Lake was built and financed by the Alaska Energy Authority (“AEA”) through State of Alaska grants and $166.0 million of revenue bonds. Chugach and other participating utilities have entered into take‑or‑pay power sales agreements under which shares of the project capacity have been purchased and the participants have agreed to pay a like percentage of annual costs of the project (including ownership, operation and maintenance costs, debt service costs and amounts required to maintain established reserves). Under these take‑or‑pay power sales agreements, the participants have agreed to pay all project costs from the date of commercial operation even if no energy is produced. Chugach has a 30.4% share, or 27.4 megawatts (MW) as currently operated, of the project’s capacity. The share of Bradley Lake indebtedness for which we are responsible is approximately $13.4 million. Upon the default of a Bradley Lake participant, and subject to certain other conditions, AEA is entitled to increase each participant’s share of costs pro rata, to the extent necessary to compensate for the failure of another participant to pay its share, provided that no participant’s percentage share is increased by more than 25%. Upon default, Chugach could be faced with annual expenditures of approximately $6.3 million as a result of Chugach’s Bradley Lake take-or-pay obligations. Management believes that such expenditures, if any, would be recoverable through the fuel and purchased power adjustment process.

The Battle Creek Diversion Project (“Project”) is a project to increase water available for generation by constructing a diversion on the West Fork of Upper Battle Creek to divert flows to Bradley Lake, increasing annual energy output by an estimated 37,000 MWh. The Bradley Lake Project Management Committee (“BPMC”) approved the project October 13, 2017, as amended December 1, 2017, and December 6, 2017.  The Project cost is estimated at $47.2 million and the BPMC approved financing on December 6, 2017.  Construction began in the Spring of 2018 and is anticipated to be completed in the fall of 2020.  Not all Bradley Lake purchasers are participating in the development and resulting benefits of the Project at this time, although they have reserved their ability to participate in the Project at a later date.  Chugach would be entitled to 39.38% of the additional energy produced if no additional participants elect to join. The share of Battle Creek indebtedness for which we are responsible is approximately $16.2 million.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

The following represents information with respect to Bradley Lake at June 30, 2018 (the most recent date for which information is available). Chugach's share of expenses was $5,867,455 in 2018, $6,452,898 in 2017, and $5,662,522 in 2016, and is included in purchased power in the accompanying financial statements.

(In thousands)	Total	Proportionate Share
Plant in service	$160,188	$48,697
Long-term debt	74,709	26,415
Interest expense	2,371	721

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

Plant in service at December 31, 2018 included $5,239,109, net of accumulated depreciation of $2,757,865, which represents Chugach’s share of the Eklutna Hydroelectric Project. At December 31, 2017, plant in service included $4,123,105, net of accumulated depreciation of $2,597,999. The facility is operated by ML&P with support from Chugach, and maintained jointly by all project owners in various capacities. Each participant contributes their proportionate share for operation, maintenance and capital improvement costs to the plant, as well as to the transmission line between Anchorage and the plant. When MEA was an all-requirements wholesale customer, under net billing arrangements, Chugach reimbursed MEA for their share of the costs. Chugach’s share of expenses was $416,237,  $403,511, and $532,678 in 2018, 2017, and 2016, respectively, and is included in purchased power, power production and depreciation expense in the accompanying financial statements. ML&P performs major maintenance at the plant. Chugach performs the daily operation and maintenance of the power plant, providing personnel who perform daily plant inspections, meter reading, monthly report preparation, and other activities as required.

(15)  Beluga River Unit

On February 4, 2016, Chugach entered into an agreement entitled, “Purchase and Sale Agreement between ConocoPhillips Alaska, Inc. (“CPAI”)  and Municipality of Anchorage d/b/a Municipal Light & Power and Chugach Electric Association, Inc.” The Purchase and Sale Agreement transfers CPAI’s working interest in the BRU to Chugach and ML&P. The total purchase price was $148.0 million, with Chugach’s portion totaling $44.4 million. Chugach’s interest in the BRU is to reduce the cost of electric service to its retail and wholesale members by securing an additional long-term supply of natural gas to meet on-going generation requirements. The acquisition complements existing gas supplies and is expected to provide greater fuel diversity.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

The BRU acquisition costs were recorded as deferred charges on Chugach’s balance sheet and totaled $1.5 million at December 31, 2016. Chugach requested that these costs be amortized based on units of production of the BRU and recognized as depreciation and amortization on Chugach’s statement of operations. Chugach also requested approval to recover the deferred costs in the gas transfer price.  The RCA issued an order combining the BRU cost recovery process and the request to create a regulatory asset into a single docket.  On October 26, 2017, the RCA issued a final order accepting Chugach’s filing and closing the docket, see “Note 5 – Regulatory Matters – Beluga River Unit Gas Transfer Price.”

Each of the BRU participants has a right to take their interest of the gas produced. Parties that take less than their interest of the field’s output may either accept a cash settlement for their underlift or take their underlifted gas in future years. As part of the BRU acquisition, Chugach acquired 30% of CPAI’s underlift, which was 69,099 Mcf at acquisition and was in an overlift position of 198 Mcf and 8  Mcf at December 31, 2018 and 2017, respectively. Chugach has opted to take any cumulative underlift in gas in the future and will record the gas as fuel expense on the statement of operations when received.

The revenue generated by Chugach’s interest in the BRU operations was primarily associated with the gas sold to ENSTAR, pursuant to the aforementioned contract, which expired December 31, 2017. Chugach recognized revenue from the BRU in the amount of $6.6 million and $2.8 million in December 31, 2017 and 2016, respectively.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Chugach records depreciation, depletion and amortization on BRU assets based on units of production. During 2018, Chugach lifted 1.2 Bcf resulting in a cumulative lift since purchase of 4.5 Bcf of the approximate 25.1 Bcf in Chugach’s proven developed reserves. Chugach, and other owners, ML&P and Hilcorp, are operating under an existing Joint Operating Agreement.  Hilcorp is the operator for BRU.  In addition to the operator fees to Hilcorp, other BRU expenses include royalty expense and interest on long-term debt. All expenses other than depreciation, depletion and amortization and interest on long-term debt are included as fuel expense on Chugach’s statement of operations. Chugach has applied and qualified for a small producer tax credit, provided by the State of Alaska, resulting in an estimate of no liability for production taxes for a period of ten years, through 2026. The revenue in excess of expenses less the allowed TIER from BRU operations is adjusted through Chugach’s fuel and purchased power adjustment process.

(16)  ML&P Acquisition

In December 2017, the Mayor of Anchorage, Alaska, announced plans to place a proposition on the April 3, 2018 municipal ballot allowing the voters to authorize the sale of ML&P to Chugach. The proposition was approved by Anchorage voters 65.08% to 34.92% per the certified election results.  Chugach and the Municipality of Anchorage (“MOA”) negotiated final sales agreements and associated documents.  The sale of ML&P was approved by the Anchorage Assembly on December 4, 2018 and the Chugach Board of Directors gave its final approval on December 19, 2018.

On December 28, 2018, Chugach entered into an Asset Purchase and Sale Agreement (“APA”) with the MOA to acquire substantially all of the assets, and certain specified liabilities of ML&P, subject to approval by the Regulatory Commission of Alaska (“RCA”). On December 28, 2018, Chugach also entered into an Eklutna Power Purchase Agreement, a Payment in Lieu of Taxes Agreement and a BRU Fuel Agreement (“Ancillary Agreements”) with the MOA.

Pursuant to the APA, Chugach and the MOA will jointly submit applications to amend their respective CPCNs to permit Chugach to provide electric service in ML&P’s legacy service territory.  Additionally, Chugach and MOA will cooperate to obtain an order from the RCA approving the Ancillary Agreements and allowing Chugach to recover the costs associated with the transaction.  Following RCA approval, a closing date will be scheduled for the transaction within 120 days. Upon closing, Chugach will transfer the purchase price of $767.8 million less the estimated accrued leave liability and the estimated net book value of designated excluded assets. The APA also includes terms for post-closing purchase price adjustments.

The Eklutna Power Purchase Agreement, which will be effective upon closing, provides for the purchase of all or a portion of ML&P’s share of generation from the Eklutna Hydroelectric Project by Chugach from MOA for a period of 35 years at specified fixed prices each year.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

The Payment in Lieu of Taxes Agreement (“PILT Agreement”), which will be effective upon closing, provides for Chugach to make annual payments in lieu of taxes to the MOA for a period of 50 years based on current millage rates and the adjusted book value of property for ML&Ps service territory as in existence at the closing as adjusted each year.  The PILT Agreement also provides that until December 31, 2033, Chugach shall only collect amounts associated with those annual PILT payments from retail customers in the legacy ML&P territory.  Thereafter, the annual PILT payments shall be collected from all Chugach retail customers.

The BRU Fuel Agreement, which will be effective upon closing, provides that through December 31, 2033, Chugach will use gas attributable to production in the portion of the Beluga River Unit acquired from MOA to serve retail customers of Chugach within the legacy ML&P territory at a specified gas transfer price and will use any excess gas to serve other customers of Chugach at the same specified gas transfer price.

(17)  Revenue From Contracts With Customers

a. Nature of goods and services

The following is a description of the contracts and customer classes from which Chugach generates revenue.

i. Energy Sales

Energy sales revenues are Chugach’s primary source of revenue, representing approximately 95.5% and 92.7% of total operating revenue during the year ended December 31, 2018 and 2017, respectively.  Energy sales revenues are recognized upon delivery of electricity, based on billing rates authorized by the RCA, which are applied to customers’ usage of electricity. Chugach’s rates are established, in part, on test period sales levels that reflect actual operating results. Chugach's tariffs include provisions for the recovery of gas costs according to gas supply contracts and costs associated with the BRU operations, as well as purchased power costs.

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

December 31, 2018 and 2017

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

Chugach calculates unbilled revenue, for residential and commercial customers, at the end of each month to ensure the recognition of a full month of revenue. Chugach accrued $10,296,532 and $10,674,543 of unbilled retail revenue at December 31, 2018 and 2017, respectively, which is included in accounts receivable on the balance sheet. Revenue derived from wholesale and economy customers is recorded from metered locations on a calendar month basis, so no estimation is required.

The collectability of our energy sales is very high with typically 0.10% written off as bad debt expense, adjusted annually.

There were no costs associated with obtaining any of these contracts, therefore no asset was recognized or recorded associated with obtaining any contract.

ii. Wheeling

Wheeling represented 3.3%,  3.4%, and 2.9% of our revenue during the year ended December 31, 2018,  2017, and 2016, respectively.  Wheeling was recorded through the wheeling of energy across Chugach’s transmission lines at rates set by utility tariff and approved by the RCA. The rates are applied to MWh of energy wheeled. The collectability of wheeling is very high, with no adjustment required.

iii. Gas Sales

There were no gas sales during the year ended December 31, 2018. Gas sales represented 3.0% and 1.4% of our revenue during the years ended December 31, 2017 and 2016, respectively.  Gas sales were recorded through the transfer of natural gas and billed monthly, using Mcf as the unit of measure, and the RCA approved gas transfer price, revised annually. The collectability of gas sales was very high, with no adjustment required.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

iv. Other Miscellaneous Services

Other miscellaneous services consist of various agreements including dispatch service and gas transfer agreements, pole rentals and microwave bandwidth. Revenue from these agreements is billed monthly and represented 1.2%, 0.9%, and 1.1% of our total operating revenue during the years ended December 31, 2018, 2017, and 2016, respectively. The revenue recognized from these agreements is recorded as the service is provided over a period of time. The collectability of these agreements is very high, with no adjustment required.

b. Disaggregation of Revenue

The table below details the revenue recognized by customer class and disaggregates base revenue from fuel and purchased power revenue recognized in the Consolidated Statement of Operations for the year ended December 31, 2018 and 2017 (in millions).

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2018	2017	% Variance	2018	2017	% Variance	2018	2017	% Variance
Retail	$121.2	$122.5	(1.1%)	$66.7	$75.6	(11.8%)	$187.9	$198.1	(5.1%)
Wholesale	$2.0	$2.1	(4.8%)	$3.2	$3.8	(15.8%)	$5.2	$5.9	(11.9%)
Economy	$0.0	$0.7	(100.0%)	$0.0	$3.6	(100.0%)	$0.0	$4.3	(100.0%)
Total Energy Sales	$123.2	$125.3	(1.7%)	$69.9	$83.0	(15.8%)	$193.1	$208.3	(7.3%)
Wheeling	$0.0	$0.0	0.0%	$6.7	$7.7	(13.0%)	$6.7	$7.7	(13.0%)
Gas Sales	$0.0	$0.0	0.0%	$0.0	$6.6	(100.0%)	$0.0	$6.6	(100.0%)
Other	$2.4	$2.0	20.0%	$0.1	$0.1	0.0%	$2.5	$2.1	19.0%
Total Miscellaneous	$2.4	$2.0	20.0%	$6.8	$14.4	(52.8%)	$9.2	$16.4	(43.9%)
Total Revenue	$125.6	$127.3	(1.3%)	$76.7	$97.4	(21.3%)	$202.3	$224.7	(10.0%)

The table below details the revenue recognized by customer class and disaggregates base revenue from fuel and purchased power revenue recognized in the Consolidated Statement of Operations for the year ended December 31, 2017, and 2016 (in millions).

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2017	2016	% Variance	2017	2016	% Variance	2017	2016	% Variance
Retail	$122.5	$121.7	0.7%	$75.6	$59.1	27.9%	$198.1	$180.8	9.6%
Wholesale	$2.1	$2.2	(4.5%)	$3.8	$2.8	35.7%	$5.9	$5.0	18.0%
Economy	$0.7	$0.5	40.0%	$3.6	$0.8	350.0%	$4.3	$1.3	230.8%
Total Energy Sales	$125.3	$124.4	0.7%	$83.0	$62.7	32.4%	$208.3	$187.1	11.3%
Wheeling	$0.0	$0.0	0.0%	$7.7	$5.7	35.1%	$7.7	$5.7	35.1%
Gas Sales	$0.0	$0.0	0.0%	$6.6	$2.8	135.7%	$6.6	$2.8	135.7%
Other	$2.0	$2.0	0.0%	$0.1	$0.1	0.0%	$2.1	$2.1	0.0%
Total Miscellaneous	$2.0	$2.0	0.0%	$14.4	$8.6	67.4%	$16.4	$10.6	54.7%
Total Revenue	$127.3	$126.4	0.7%	$97.4	$71.3	36.6%	$224.7	$197.7	13.7%

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

c. Contract Balances

The table below provides information about contract receivables, contract assets and contract liabilities.

	December 31, 2018	December 31, 2017
Contract receivables, included in accounts receivable	$27,179,031	$31,215,494
Contract asset	0	4,921,794
Contract liabilities	5,196,426	1,581,481

Contract receivables represent amounts receivable from retail, wholesale, economy, wheeling, and BRU customers.

The contract asset consists of the fuel cost under-recovery and represents the under-collection of fuel and purchased power costs through the fuel and purchased power adjustment process, which will be collected from customers in the following quarter.

Contract liabilities consist of credit balances and fuel cost over-recovery. Credit balances are reported as consumer deposits and represent the prepaid accounts of retail customers and are recognized in revenue as the customer uses electric service. Fuel cost over-recovery represents the over-collection of fuel and purchased power costs through the fuel and purchased power adjustment process, which will be refunded to customers through lower rates in the following quarter.

Significant changes in the contract assets and liabilities balances during the year ended December 31, 2018, are as follows:

	Contract assets Increase (decrease)	Contract liabilities (Increase) decrease
Revenue recognized that was included in the contract liability balance at the beginning of the period	$0	$(1,581,481)
Revenue recognized and transferred from contract asset at the beginning of the period	(4,921,794)	0
Cash received, excluding amounts recognized as revenue during the period	0	5,196,426
Net change	$(4,921,794)	$3,614,945

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

d. Transaction Price Allocated to Remaining Performance Obligations

The table below includes estimated revenue to be recognized in 2019 related to performance obligations that are unsatisfied (or partially unsatisfied) at December 31, 2018.

2018
Credit balances	$1,808,131
Fuel cost over-recovery	3,388,295

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

(18)  Commitments and Contingencies

Contingencies

Chugach is a participant in various legal actions, rate disputes, personnel matters and claims both for and against Chugach’s interests. Management believes the outcome of any such matters will not materially impact Chugach’s financial condition, results of operations or liquidity. Chugach establishes reserves when a particular contingency is probable and calculable. Chugach has not accrued for any contingency at December 31, 2018, as it does not consider any contingency to be probable nor calculable. Chugach faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated.

Concentrations

Approximately 70% of our employees are members of the International Brotherhood of Electrical Workers (“IBEW”). Chugach has three Collective Bargaining Unit Agreements (“CBA”) with the IBEW. We also have a CBA with the Hotel Employees and Restaurant Employees (HERE). All three IBEW CBA’s and the HERE CBA have been renewed through June 30, 2021.

Fuel Supply Contracts

Chugach entered into a gas contract with Hilcorp effective January 1, 2015, to provide gas through March 31, 2018. On September 15, 2014, the RCA approved an amendment to the Hilcorp gas purchase agreement extending gas delivery and subsequently filling 100% of Chugach’s needs through March 31, 2019. On September 8, 2015, the RCA approved another amendment to the Hilcorp gas purchase agreement extending the term of the agreement, thus filling up to 100% of Chugach’s needs through March 31, 2023.  The total amount of gas under this contract is estimated to be 60 Bcf. All of the production is expected to come from Cook

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Inlet, Alaska. The terms of the Hilcorp agreement require Chugach to manage the natural gas transportation over the connecting pipeline systems. Chugach has gas transportation agreements with ENSTAR Natural Gas Company (“ENSTAR”) and Hilcorp.

The RCA approved a natural gas supply contract with Marathon Alaska Production, LLC (“MAP”) effective May 17, 2010. This contract includes two contract extensions that were exercised in 2011. Effective February 1, 2013, this gas purchase agreement was assigned to Hilcorp, who purchased MAP’s assets in Cook Inlet. This contract began providing gas April 1, 2011, and will expire March 31, 2023. The total amount of gas under contract is currently estimated up to 49 Bcf. These contracts fill 100% of Chugach’s needs through March 31, 2023. All of the production is expected to come from Cook Inlet, Alaska.

In 2018,  75% of our electric energy was generated from gas, with 4% generated at the Beluga Power Plant and 90% generated at SPP. In 2017,  81% of our power was generated from gas, with 14% generated at Beluga and 81% generated at SPP.

The following represents the cost of fuel purchased and or transported from various vendors as a percentage of total fuel costs for the years ended December 31:

	2018	2017	2016
Hilcorp	90.9%	88.4%	56.9%
Furie	0.6%	5.3%	0.0%
ConocoPhillips (COP)	0.0%	0.0%	32.0%
AIX Energy	0.0%	0.1%	0.7%
ENSTAR	4.9%	3.4%	4.7%
Harvest (Hilcorp) Pipeline	3.6%	2.1%	3.2%
Miscellaneous	0.0%	0.7%	2.5%

Patronage Capital Payable

Pursuant to agreements reached with HEA and MEA, and discussed in Note (9) – “Patronage Capital,” patronage capital allocated or retired to HEA or MEA is classified as patronage capital payable on Chugach’s balance sheet. The Board of Directors approved a capital credit retirement payment on November 5, 2018. MEA received a retirement payment of $3.4 million, decreasing their payable to $1.5 million at December 31, 2018. We finalized an agreement with HEA in September 2017, which spread their retirement payments between 2017 and 2020 in increments of $2.0 million annually. As a result, $2.0 million of HEA’s patronage capital payable was retired and paid in 2018 and 2017, and $2.0 million of HEA’s patronage capital was reclassified to a current payable under other current liabilities leaving $1.9 million in long term patronage capital payable at December 31, 2018. At December 31, 2017,  total patronage capital payable to HEA and MEA was $5.9 million and $4.9 million, respectively.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Regulatory Cost Charge

In 1992, the State of Alaska Legislature passed legislation authorizing the Department of Revenue to collect a Regulatory Cost Charge from utilities to fund the governing regulatory commission, which is currently the RCA. The tax is assessed on all retail consumers and is based on kilowatt-hour (kWh) consumption. The tax is collected monthly and remitted to the State of Alaska quarterly. The Regulatory Cost Charge has changed since its inception (November of 1992) from an initial rate of $0.000626 per kWh to the current rate of $0.000978, effective July 1, 2018. The tax is reported on a net basis and the tax is not included in revenue or expense.

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

Underground Compliance Charge

In 2005, the Anchorage Municipal Assembly adopted an ordinance to require utilities to convert overhead distribution lines to underground. To comply with the ordinance, Chugach must expend two percent of a three-year average of gross retail revenue within the Municipality of Anchorage annually in moving existing distribution overhead lines underground. Consistent with Alaska Statutes regarding undergrounding programs, Chugach is permitted to amend its rates by adding a two percent charge to its retail members’ bills to recover the actual costs of the program. The rate amendments are not subject to RCA review or approval. Chugach’s liability was $7,270,099 and $4,206,223 for this charge at December 31, 2018 and 2017, respectively, and is included in other current liabilities. These funds are used to offset the costs of the undergrounding program.

Environmental Matters

Chugach includes costs associated with environmental compliance in both our operating and capital budgets. We accrue for costs associated with environmental remediation obligations when those costs are probable and reasonably estimated. We do not anticipate that environmental related expenditures will have a material effect on our results of operations or financial condition. We cannot, however, predict the nature, extent or cost of new laws or regulations relating to environmental matters.

The Clean Air Act and Environmental Protection Agency (“EPA”) regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants. New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs. An Executive Order promoting energy independence and economic growth

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

was issued on March 28, 2017, by the President instructing the EPA to review the Clean Power Plan.  On August 21, 2018 the EPA moved forward with the Affordable Clean Energy (“ACE”) proposed regulation rule which would establish emission guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. The ACE rule would replace the 2015 Clean Power Plan (“CPP”), which the EPA has proposed to repeal because it exceeded EPA authority.  The CPP was stayed by the U.S. Supreme Court and has never gone into effect.  The comment period for the proposed ACE rule has closed and the EPA is currently reviewing and responding to the comments received. When the final rule is promulgated it is certain to face legal challenge.  The proposed Affordable Clean Energy regulation, in its current form, is not expected to have a material effect on Chugach’s financial condition, results of operations, or cash flows. While Chugach cannot predict the implementation of any additional new law or regulation, or the limitations thereof, it is possible that new laws or regulations could increase capital and operating costs. Chugach has obtained or applied for all Clean Air Act permits currently required for the operation of generating facilities.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(19)  Quarterly Results of Operations (unaudited)

2018 Quarter Ended

	Dec. 31	Sept. 30	June 30	March 31
Operating Revenue	$54,092,291	$46,114,590	$45,988,583	$56,057,278
Operating Expense	44,361,690	42,244,792	41,492,627	47,472,116
Net Interest	5,477,364	5,388,981	5,433,913	5,557,372
Net Operating Margins	4,253,237	(1,519,183)	(937,957)	3,027,790
Nonoperating Margins	105,621	222,773	110,423	100,170
Assignable Margins	$4,358,858	$(1,296,410)	$(827,534)	$3,127,960

2017 Quarter Ended

	Dec. 31	Sept. 30	June 30	March 31
Operating Revenue	$62,934,930	$49,405,607	$51,554,650	$60,793,482
Operating Expense	52,778,100	44,850,594	48,365,752	51,223,238
Net Interest	5,575,665	5,569,961	5,535,031	5,520,479
Net Operating Margins	4,581,165	(1,014,948)	(2,346,133)	4,049,765
Nonoperating Margins	157,569	207,513	201,916	211,877
Assignable Margins	$4,738,734	$(807,435)	$(2,144,217)	$4,261,642

Item 9 – Changes in and Disagreements with

Accountants on Accounting and Financial Disclosure

None

Item 9A – Controls and Procedures

Evaluation of Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rule 13a-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer “(CFO”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in our periodic reports to the SEC, ensures that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal controls over financial reporting as of December 31, 2018, using the criteria set forth in “Internal Control Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”)  (2013 framework). Based on this assessment, management believes that, as of December 31, 2018, Chugach maintained effective internal controls over financial reporting.

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

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

Chugach operates under the direction of a Board of Directors (“Board”) that is elected at large by our membership. Day-to-day business and affairs are administered by the CEO. Our seven-member Board sets policy and provides direction to the CEO. Each statutory officer must be a member of the Board, but these officers do not participate in the day-to-day management of Chugach. No member of the Board is an employee of Chugach nor does any member of the Board have a material relationship with Chugach. Therefore, the Board has determined that all members are independent. Our Board of Directors oversees Chugach’s risk management, satisfying itself that our risk management practices are consistent with our corporate strategy.

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

Bettina Chastain,  54,  Chair, is a private consultant at Arktis, LLC.  She has spent her career as an executive, business owner and engineer, providing technical and management consulting services to the oil and gas and energy sectors in Alaska, nationally and internationally.  She has been a very active member of the community serving on several non-profit boards for many years. She was elected to the Board in May of 2015. She currently serves as a member of the Operations Committee, Governance Committee, and Audit and Finance Committee.  She is a National Rural Electric Cooperative Association Credentialed Cooperative Director and has earned her Board Leadership Certificate.  Her term expires in May of 2019.

Susan Reeves, 70, Vice Chair,  is a founding member of Reeves Amodio LLC, where she practices law. She has been active on Alaska non-profit boards and commissions for many years. She was elected to the Board in 2010 and re-elected in 2013 and 2016. She currently serves as the Chair of the Governance Committee, the Vice Chair of the Operations Committee, and as a member of the Audit and Finance Committee. She is a National Rural Electric Cooperative Association Credentialed Cooperative Director. Her term expires in May of 2020.

Rachel Morse,  47,  Treasurer,  is a partner with Blue Skies Solutions, LLC.  She has been a partner with Blue Skies Solutions, LLC since the business’s inception in 2003. Ms. Morse took on the role of Interim Executive Director of the Anchorage Downtown Partnership in July 2018.  Ms. Morse was Assistant Vice Chancellor for Alumni Relations at the University of Alaska Anchorage (UAA). She has also served as Development Director for the Rural Alaska Community Action Program, Inc., and Executive Director at the Bird Treatment and Learning Center. She has been a Chugach member for more than 17 years and served on the Nominating Committee from 2015-2017. She was appointed to the Board in December 2017 and re-elected in May of 2018.  She currently serves as the Chair of the Audit and Finance Committee and Vice Chair of the Governance Committee.  Her term expires in May of 2022.

Stuart Parks, 55,  Secretary, is a Vice President with NANA WorleyParsons. He has been with NANA WorleyParsons and its related companies since 1990. During the last ten years, he has been responsible for leadership and management, business development, strategy development, contract management, market analysis, customer relations and program/project management. Prior to his appointment to the Board Mr. Parks served on Chugach’s Renewable Energy Committee. He was appointed to the Board in January 2017 and re-elected in May 2017.  He currently serves as the Chair of the Operations Committee. His term expires in May of 2021.

Jim Henderson, 72,  Director,  is a principal with New American Financial Group in the financial services industry. He specializes in asset-based finance products, reorganization and refinancing of distressed companies, and accounting and disposition of capital assets. His primary emphasis is transportation, industrial machinery and aviation operations, assets and industry development. He has over 35 years of experience in consulting and analysis and finance of capital assets. Mr. Henderson has served on various committees for Chugach in the past. He was elected to the Board in 2011 and re-elected in 2014 and 2018.  He currently serves as a member of the Audit and Finance Committee and Governance Committee. He is a National Rural Electric Cooperative Association Credentialed Cooperative Director and has earned his Board Leadership Certificate and Director Gold Credential. His term expires in May of 2022.

Harry T. Crawford, Jr., 66, Director, is a former Alaska State Legislator, retired iron worker and a small real estate developer. He was elected to the Board in 2011 and re-elected in 2014 and 2017. He currently serves as a member of the Operations and Governance Committees. He is a National Rural Electric Cooperative Association Credentialed Cooperative Director and has earned his Board Leadership Certificate. His term expires in May of 2020.

Harold Hollis, 67, Director,  is currently the Vice President, Construction & Engineering for NANA Development Corporation in Anchorage.  He was previously a principal owner and Senior Vice President at Coffman Engineers, Inc., and has also worked as Vice President of WHPacific, Inc.  He is a professional engineer and Alaska resident for more than 35 years.  He has a background in leadership, management, strategic growth, business development, engineering, construction and operations.  He was appointed to the Board on July 25, 2018.  He currently serves as the Vice Chair of the Audit and Finance Committee and a member of the Operations Committee.  His term expires in May of 2019.

Identification of Executive Officers

Lee D. Thibert,  63, was appointed Chief Executive Officer effective July 17, 2016. Prior to that appointment, Mr. Thibert served as Sr. Vice President, Strategic Development and Regulatory Affairs since July 1, 2013, Sr. Vice President, Strategic Planning and Corporate Affairs since June 11, 2008, Sr. Vice President, Power Delivery from March 20, 2006, to February 1, 2008, General Manager, Distribution Division since January 31, 2005, Sr. Vice President, Power Delivery since June 3, 2002, Executive Manager, Transmission & Distribution Network Services since June 1, 1997, Executive Manager, Operating Divisions from June of 1994. Before moving up to the Executive Manager position, he served as Director of Operations from May of 1987.

Sherri Highers, 50, was appointed Chief Financial Officer and Sr. Vice President, Finance and Administration on October 26, 2018.  Prior to this appointment, she served as Chief Financial Officer and Vice President, Finance and Administration since July 23, 2013, Manager, Budget and Financial Reporting since December 1, 2005,  Senior Financial Analyst since October 18, 2002, Financial Analyst since October 18, 1999, and Accountant since April 6, 1998.

Brian J. Hickey,  60, was appointed Chief Operating Officer effective January 1, 2019.  Prior to that appointment he served as Sr. Vice President, System Operations since January 1, 2017, and Executive Manager, Grid Development since June 5, 2012. Prior to that appointment he was a Sr. Project Manager for NANA WorleyParsons and Electric Power Systems, where he managed power plant and hydrocarbons projects in Alaska’s Railbelt and on Alaska’s North Slope since March 2008. Prior to that, he served Chugach for twenty years in various senior management roles including System Operations Supervisor, Manager of Substation Operations, Manager of Power Control, Director of Technical Services and lastly Vice President, Power Delivery. Mr. Hickey is a registered Professional Electrical Engineer, registered project management professional, holds a Bachelor of Science in Electrical Engineering, masters certificate in project management and a master’s degree in global finance.

Paul R. Risse,  64, was appointed Sr. Vice President, Production & Engineering on January 1, 2017. Prior to that appointment, he served as Sr. Vice President, Power Supply since October 27, 2008. Prior to that appointment, he served as Acting Sr. Vice President, Power Supply since December 6, 2007. Prior to that appointment, Mr. Risse served as Director of Generation Technical Services since March 27, 2006; Manager, Plant Technical Services since January 1, 2003; Project Manager since August 15, 2000; Project Engineer since April 5, 2000; and Manager Substation Operations since January 25, 1995. Prior to his current Chugach employment, Mr. Risse served in various Transmission and Generation positions at Southern California Edison.  Mr. Risse is a registered professional engineer, and holds a Bachelor of Science degree in Electrical Engineering and a Masters of Business Administration (MBA).

Tyler E. Andrews, 53,  was appointed Sr. Vice President, Employee Services and Communications on October 26, 2018.  Prior to that appointment he served as Vice President, Employee Services and Communications since June 7, 2018.  Prior to that appointment he served as Vice President, Member and Employee Services since September 9, 2013. Prior to that appointment he served as Vice President, Human Resources since March 17, 2008. Mr. Andrews has over 20 years of experience in Human Resources and Labor Relations. Since June of 2008, Mr. Andrews has also served as an appointed board member of the State of Alaska’s labor relations agency. Prior to his employment with Chugach, Mr. Andrews served as the Sr. Manager of Labor Relations for Alaska Communications Systems. Prior to that, he served more than 10 years with the State of Alaska in a wide range of Human Resources and Labor Relations functions including Human Resources Manager and Chief Spokesperson on numerous collective bargaining teams.

Arthur W. Miller, 55, was appointed Sr. Vice President, Regulatory and External Affairs on October 26, 2018.  Prior to that appointment he served as Vice President, Regulatory and External Affairs since January 2, 2018. Prior to becoming Vice President, he served as Executive Manager, Regulatory and External Affairs since July 18, 2016. Prior to this appointment, Mr. Miller held the Director, Regulatory Affairs and Pricing position since August 2009. He has served as a manager of the Regulatory Affairs and Pricing department since January 1996 and worked as a Senior Rate Analyst from June 1993 after being hired as a Rate Analyst in June 1990.

Matthew C. Clarkson, 34, was appointed Vice President, General Counsel on December 19, 2018. Prior to becoming Vice President, he served as General Counsel since he was hired on March 12, 2018. Prior to his employment with Chugach, Mr. Clarkson was in private practice for more than 6 years focusing primarily on utility regulation, regulatory litigation, civil litigation, and civil and administrative appeals. Prior to practicing as an attorney, Mr. Clarkson attended Washington University in St. Louis School of Law where he graduated in May of 2011.

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

The Board Chair shall appoint the Board Treasurer as Audit and Finance Committee Chairperson. The Audit and Finance Committee shall elect from its members a Vice Chair, and appoint a recording secretary as needed. Members of the 2018 Audit and Finance Committee include Chair Rachel Morse, Vice Chair Harold Hollis and Directors Susan Reeves, Jim Henderson, and Bettina Chastain.

The disclosure required by Rule 10A-3(d) of the Exchange Act regarding exemption from the listing standards for audit committees is not applicable to the Chugach Audit and Finance Committee.

Item 11 – Executive Compensation

Compensation Discussion and Analysis

In 1986, the NRECA developed the COMPensate wage and salary plan to provide its members with a systematic and standardized method to evaluate jobs in their specific cooperative, grade them, compare wages and salaries with those in similar electric utility systems and in the external marketplace and then create and apply statistically determined, equitable pay scales. In 1988, the Chugach Board approved implementation of NRECA’s COMPensate wage and salary plan for non-bargaining unit employees, excluding the CEO and COO, with the objective of establishing wages and salaries for non-bargaining unit employees that would attract and retain qualified personnel and encourage their superior performance, growth and development.

Each year the NRECA regression analysis/compensation model is updated with current salary survey values to ensure that the ranges reflect fair market value. The overall change to the salary ranges reflects market changes to the midpoint of the salary ranges and creates an opportunity for but not a guarantee of salary increases. Salary increases are not automatic and are based on performance. Any changes to the salary plan for Chugach are approved by the Chugach Board.

Compensation Committee Interlocks and Insider Participation

Chugach does not have a compensation committee. The compensation of the CEO is determined by the Board and no other individual, whether presently or previously employed by Chugach, was a party to the deliberations undergone by the Board in determining the CEO’s compensation.  The compensation of the COO is determined by the CEO.

CEO Lee Thibert must maintain an overall parameter performance score to be eligible for a performance-based payment.  Annual performance payments are calculated as a percentage of his base salary, ranging from 0% to 30%, based on individual and company-wide performance objectives determined by the Board.  Various objectives include organizational vision and planning, leadership and management, Board relations/communications, electric system operations, organizational effectiveness, member/community relations, financial management and performance, employee relations, and project specific objectives. In 2018, upon the Board’s review of the performance of the CEO with respect to these objectives, Mr. Thibert received an award of $89,986, representing 25.4% of his base salary.

Effective January 1, 2019 Chugach’s CEO entered into an employment agreement with Brian J. Hickey, 60, as COO.  Pursuant to the approved term sheet, Mr. Hickey’s agreement will have a term of five years effective from the date of signing, with an automatic one-year extension absent a notice of termination. Mr. Hickey’s annual base salary will be $332,000 effective November 28, 2018. This employment agreement will be consistent with the terms of Chugach’s employment agreement with the CEO, excluding the dispute resolution and executive benefit plan (pension protection) provisions. All other health and welfare benefits will be paid consistent with current Chugach non-represented compensation programs.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold	Target	Maximum
Lee D. Thibert	4/25/2018	$0	$89,986	$98,886
Chief Executive Officer

The median employee was determined as of December 31, 2018, and was the same as in 2017.  There has been no change to employee population or employee compensation arrangements since 2017 that would impact the calculation of the median pay ratio.  The total annual compensation, excluding change in pension value, of Chugach’s median employee in 2018 was $147,622. The current CEO’s total compensation, excluding change in pension value, in 2018 was 3.89 times the total compensation of Chugach’s median employee.

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

Cash Compensation

The following table sets forth all remuneration paid by us for the last three fiscal years to our chief executive office, chief financial officer, and three other most highly compensated executive officers:

Summary Compensation Table

Name	Year	Salary	Cash Award	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation [1]	Total

Lee D. Thibert,	2018	$354,185	$89,986	$89,273	$8,697	$542,141
Chief Executive Officer	2017	$321,954	$57,600	$233,706	$7,575	$620,835
	2016	$293,138	$29,590	$171,215	$6,687	$500,630

Sherri L. Highers,	2018	$199,440	$37,648	$119,409	$1,869	$358,366
Chief Financial Officer	2017	$185,221	$29,240	$98,311	$1,813	$314,585
	2016	$176,405	$18,422	$75,726	$932	$271,485

Brian J. Hickey	2018	$233,508	$44,291	$147,102	$5,553	$430,454
Chief Operating Officer	2017	$219,226	$34,401	$70,566	$3,350	$327,543
	2016	$208,460	$7,424	$54,913	$3,029	$273,826

Paul R. Risse	2018	$224,944	$44,291	$77,557	$5,271	$352,063
Sr. Vice President,	2017	$216,669	$34,401	$61,258	$5,031	$317,359
Production & Engineering	2016	$211,885	$17,517	$126,256	$4,731	$360,389

Tyler E. Andrews,	2018	$197,150	$37,648	$76,812	$1,935	$313,545
Sr. Vice President	2017	$183,002	$29,240	$48,273	$28,764	$289,279
Employee Services & Communications	2016	$178,824	$15,353	$41,669	$8,353	$244,199

Arthur W. Miller	2018	$195,700	$37,648	$224,353	$17,438	$475,139
Sr. Vice President,	2017	$164,352	$26,315	$209,670	$11,640	$411,977
Regulatory & External Affairs	2016	$148,522	$14,897	$106,704	$1,722	$271,845

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

Benefit service as of December 31, 2018, that is taken into account under the RS Plan for the executive officers is shown below with the assumptions for calculation of the present value of accumulated benefits.

Pension Benefits Table

Name	Plan	Credited Years of Service	Present Value of Accumulated Benefit	NRECA RS Payments During Last Fiscal Year [1]
Lee D. Thibert, Chief Executive Officer	Retirement Security	1.17	$2,164,156	$126,610
Sherri L. Highers, Chief Financial Officer	Retirement Security	19.08	$773,051	$0
Brian J. Hickey, Chief Operating Officer	Retirement Security	24.83	$1,311,241	$0
Paul R. Risse, Sr. VP, Production & Engineering	Retirement Security	1.92	$138,815	$0
Tyler E. Andrews, Sr. VP, Employee Services & Communications	Retirement Security	9.75	$447,656	$0
Arthur W. Miller, Sr. VP, Regulatory & External Affairs	Retirement Security	27.5	$1,538,696	$0

1Payments issued as a result of quasi-retirements

It is assumed that participants retire at the earlier of age 62 or 30 years of benefit service and elect a lump sum benefit.

Lump sum amounts are calculated using the PBGC rate (0.75% for 2018 and 1.25% for 2017),  30-year Treasury rate (2.80% for 2018 and 2.86% for 2017) and the PPA three-segment yield rates (2.20%, 3.57%, and 4.24% for 2018 and 1.79%, 3.80%, and 4.71% for 2017) and the required IRS mortality table for lump sum payments (1994 GAR, projected to 2002, blended 50%/50% for unisex mortality in combination with the 30-year Treasury rates and RP 2000 PPA at 2018 and 2017, respectively, combined unisex 50%/50% mortality in combination with the PPA rates).  The lump sum is then discounted at 4.16% interest only (no mortality is assumed) from assumed retirement date back to December 31, 2018, and 3.56% interest only (no mortality is assumed) from assumed retirement date back to December 31, 2017, to determine the present value for the appropriate year.

Deferred Compensation

Chugach participates in Vanguard’s unfunded Deferred Compensation Program (“the Program”) to allow highly compensated employees who elect to participate in the Program to defer a portion of their current compensation and avoid paying tax on the deferrals until received. As a non-qualified plan under Internal Revenue Code 457(b), the Program is not subject to non-discrimination testing. The Program is designed to help decrease current taxable income, take advantage of tax deferred compounding and set aside additional money for retirement. The money is accessible only upon separation of service, disability or death (in which case it is paid to the designated beneficiary). The distribution is taxable as income in the year received.

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

Deferred Compensation Table

Name	Executive Contributions in last FY	Registrant Contributions in last FY	Aggregate Change in last FY	Aggregate Withdrawals/ Distributions	Aggregate balance at FYE
Lee D. Thibert	$18,500	$0	$(2,142)	$0	$38,078
Chief Executive Officer

Tyler E. Andrews,	$18,500	$0	$(7,551)	$0	$128,212
Sr. Vice President,
Employee Services & Communications

Paul R. Risse	$18,500	$0	$(1,676)	$0	$35,930
Sr. Vice President,
Production & Engineering

Arthur W. Miller	$18,500	$0	$(5,636)	$0	$77,484
Sr. Vice President,
Regulatory & External Affairs

Potential Termination Payments

Pursuant to a Chugach Operating Policy, non-represented employees, including the executive officers except the Chief Executive Officer and Chief Operating Officer, who are terminated by Chugach for reasons unrelated to employee performance are entitled to severance pay for each year or partial year of service as follows: two weeks for each year of service to a maximum of 26 weeks for 13 years or more of service. If either the CEO or COO are terminated by Chugach without cause, they will receive a lump sum payment equal to 100% of their annual base salary payable and the full cost of health and welfare coverage for a period not in excess of twelve months.

The following is a list of the estimated severance payments, including the payment of accrued vacation that would be made to each of the executive officers in the case of termination not related to employee performance:

Potential Termination Payments Table

Name	Estimated Severance Payment [1]

Lee D. Thibert,	$626,955
Chief Executive Officer

Sherri L. Highers,	$168,113
Chief Financial Officer

Brian J. Hickey,	$389,898
Chief Operating Officer

Paul R. Risse,	$306,795
Sr. Vice President, Production & Engineering

Tyler E. Andrews,	$154,736
Sr. Vice President, Employee Services & Communications

Arthur W. Miller	$298,273
Sr. Vice President, Regulatory & External Affairs

1Estimated severance payment is calculated as of the last business day of 2018.

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

The following table sets forth the dollar amounts of all fees paid in cash by us for the fiscal year ending December 31, 2018, to each of our current and former Board members:

Director Compensation Table

Name	Fees Paid In Cash

Bettina Chastain, Chair and Director	$22,400

Susan Reeves, Vice-Chair and Director	$16,050

Stuart Parks, Secretary and Director	$19,350

Rachel Morse, Treasurer and Director	$19,400

Harry Crawford, Jr., Director	$21,200

Jim Henderson, Director	$21,700

Harold Hollis, Director	$7,350

Sisi Cooper, Former Treasurer and Director	$10,550

Janet Reiser, Former Chair and Director	$1,600

Total	$139,600

Chugach’s annual membership meeting was held on May 22, 2018. One board member, Jim Henderson, was re-elected to a four-year term and one appointed board member, Rachel Morse, was elected to a four-year term. Sisi Cooper resigned from the Board effective June 20, 2018, due to not meeting the residency requirements within Chugach’s bylaws as determined by the Board.   The Board appointed Harold Hollis on July 25, 2018, to fill the vacancy left as a result of Sisi Cooper’s resignation.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not Applicable

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The Chugach Board has a written “Prohibited Conduct and Conflict of Interest” policy and procedures for review and approval of related-party transactions. If a related-party transaction subject to review involves directly or indirectly:

•	The CEO or a member of the Board (or an immediate family member or domestic partner of the CEO or Board member), the remaining Board members will conduct the review.
•	An employee (or an immediate family member or domestic partner of the employee), the CEO will conduct the review and shall determine whether it is necessary to inform the Board.

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

Item 14 – Principal Accounting Fees and Services

The Audit and Finance Committee of the Board retained KPMG LLP as the independent registered public accounting firm for Chugach during the fiscal year ended December 31, 2018.

Fees and Services

KPMG LLP has provided certain audit, audit-related, tax and non-audit services, the fees for which are as follows:

	2018	2017
Audit and audit-related services:
Audit and quarterly reviews	$276,786	$274,094
Audit-related services	51,875	34,013
Non-audit services:
Tax consulting and return preparation	13,539	10,700
Other services	0	0
Total	$342,200	$318,807

The Audit and Finance Committee has a policy to pre-approve all services to be provided by Chugach’s independent registered public accounting firm. All services from Chugach’s independent registered public accounting firm for fiscal years ended December 31, 2018 and 2017 were pre-approved by the Audit and Finance Committee.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

Page

Financial Statements

Included in Part II of this Report
Report of Independent Registered Public Accounting Firm	43
Balance Sheets, December 31, 2018 and 2017	44-45
Statements of Operations
Years ended December 31, 2018, 2017 and 2016	46
Statements of Changes in Equities and Margins
Years ended December 31, 2018, 2017 and 2016	47
Statements of Cash Flows
Years ended December 31, 2018, 2017 and 2016	48
Notes to Financial Statements	49-89

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

4.31

Sixth Supplemental Indenture to the Second Amended and Restated Indenture of Trust between the Registrant and U.S. Bank National Association dated March 17, 2017.  Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2017, SEC File No. 033-42125

4.32

Bond Purchase Agreement between the Registrant and the 2017 Series A Bond Purchasers dated March 17, 2017. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2017, SEC File No. 033-42125

4.33	Form of 2017 Series A Bond (Tranche A) due March 15, 2037. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2017, SEC File No. 033-42125
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
10.47.5

Line of Credit Agreement between the Registrant and the National Rural Utilities Cooperative Finance Corporation (NRUCFC) dated effective September 29, 2017. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2017, SEC File No. 033-42125

10.56

Order On Offer Of Settlement And Issuing New License between the Registrant and the Federal Energy Regulatory Commission dated effective August 24, 2007. Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K dated December 31, 2007, SEC File No. 033-42125.

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

10.58.3

Letter of Agreement By and Between the Registrant and the Hotel Employees and Restaurant Employees Union Local 878 dated effective July 1, 2017. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2017, SEC File No. 033-42125.

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

10.59.3

Letter of Agreement By and Between the Registrant and the International Brotherhood of Electrical Workers Local 1547 Representing Office and Engineering Bargaining Unit dated effective July 1, 2017. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2017, SEC File No. 033-42125.

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

10.60.2

Letter Of Agreement between the Registrant and the International Brotherhood of Electrical Workers Local 1547 for Generation Plant Personnel dated March 15, 2012. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2012, SEC File No. 033-42125.

10.60.3

Letter of Agreement By and Between the Registrant and the International Brotherhood of Electrical Workers Local 1547 Representing Generation Bargaining Unit dated effective July 1, 2013. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2013, SEC File No. 033-42125.

10.60.4

Letter of Agreement By and Between the Registrant and the International Brotherhood of Electrical Workers Local 1547 Representing Generation Bargaining Unit dated effective July 1, 2017.  Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2017, SEC File No. 033-42125.

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

10.61.3

Letter of Agreement By and Between the Registrant and the International Brotherhood of Electrical Workers Local 1547 Representing Outside Plant Bargaining Unit dated effective July 1, 2017. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2017, SEC File No. 033-42125.

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
10.79

2016 Credit Agreement between the Registrant and the National Rural Utilities Cooperative Finance Corporation (NRUCFC), Bank of America, N.A., KeyBank National Association, and CoBank, ACB, dated June 13, 2016. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2016, SEC File No. 033-42125.

10.81

Firm and Interruptible Gas Sale and Purchase Agreement (GSA) between the Registrant and Furie Operating Alaska, LLC dated effective May 1, 2017.  Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated May 1, 2017, SEC File No. 033-42125.

10.82	Asset Purchase and Sale Agreement between the Registrant and the Municipality of Anchorage, Alaska dated effective December 28, 2018
10.83	Eklutna Power Purchase Agreement between the Registrant and the Municipality of Anchorage dated effective December 28, 2018
10.84	Payment in Lieu of Taxes Agreement between the Registrant and the Municipality of Anchorage, Alaska dated effective December 28, 2018
10.85	BRU Fuel Agreement between the Registrant and the Municipality of Anchorage, Alaska dated effective December 28, 2018
10.86	Employment Agreement between the Registrant and Brian J. Hickey dated effective January 1, 2019
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

 P Filed on Paper

Item 16 – Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2019.

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Lee D. Thibert
Lee D. Thibert
Chief Executive Officer
Date:	March 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2019,  by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Lee D. Thibert
Lee D. Thibert	Chief Executive Officer
(Principal Executive Officer)

/s/ Sherri L. Highers
Sherri L. Highers	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)
/s/ Brian J. Hickey
Brian J. Hickey	Chief Operating Officer

/s/ Paul R. Risse
Paul R. Risse	Sr. Vice President, Production & Engineering

/s/ Tyler E. Andrews
Tyler E. Andrews	Sr. Vice President, Employee Services & Communications

/s/ Arthur W. Miller
Arthur W. Miller	Sr. Vice President, Regulatory and External Affairs

/s/ Matthew C. Clarkson
Matthew C. Clarkson	Vice President, General Counsel

/s/ Bettina Chastain
Bettina Chastain	Director & Chair of the Board

Susan Reeves	Director & Vice Chair of the Board

/s/ Rachel Morse
Rachel Morse	Director & Treasurer of the Board

/s/ Stuart Parks
Stuart Parks	Director & Secretary of the Board

/s/ Harry T. Crawford, Jr.
Harry T. Crawford, Jr.	Director

/s/ Jim Henderson
Jim Henderson	Director

/s/ Harold Hollis
Harold Hollis	Director

Supplemental Information to be Furnished With Reports Filed

Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.