Form 10-Q
period 2019-03-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2019-05-10
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:  None

Title of each classTrading Symbol(s)Name of each exchange on which registered

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

NONE

CHUGACH ELECTRIC ASSOCIATION, INC.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report that do not relate to historical facts, including statements relating to future plans, events or performance, are forward-looking statements that involve risks and uncertainties. Actual results, events or performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report and the accuracy of which is subject to inherent uncertainty. It is suggested that these statements be read in conjunction with the audited financial statements for Chugach Electric Association Inc. (Chugach) for the year ended December 31, 2018, filed as part of Chugach’s annual report on Form 10-K. Chugach undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances that may occur after the date of this report or the effect of those events or circumstances on any of the forward-looking statements contained in this report, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the unaudited financial statements of Chugach as of and for the quarter ended March 31, 2019, follow.

Chugach Electric Association, Inc.

Consolidated Balance Sheets

(Unaudited)

Assets	March 31, 2019	December 31, 2018

Utility plant:
Electric plant in service	$1,226,720,773	$1,216,663,092
Construction work in progress	19,200,960	17,272,307
Total utility plant	1,245,921,733	1,233,935,399
Less accumulated depreciation	(540,007,359)	(529,099,451)
Net utility plant	705,914,374	704,835,948

Other property and investments, at cost:
Nonutility property	76,889	76,889
Operating lease right-of-use assets	934,371	0
Investments in associated organizations	8,155,733	8,570,046
Special funds	1,998,108	1,890,221
Restricted cash equivalents	108,000	108,000
Total other property and investments	11,273,101	10,645,156

Current assets:
Cash and cash equivalents	4,569,216	6,106,995
Special deposits	54,300	54,300
Restricted cash equivalents	1,221,872	1,213,974
Marketable securities	5,218,539	6,316,583
Accounts receivable, net	27,113,373	31,165,249
Materials and supplies	16,326,983	16,223,477
Fuel stock	9,721,782	11,952,086
Prepayments	3,935,723	2,227,117
Other current assets	349,529	241,279
Total current assets	68,511,317	75,501,060

Other non-current assets:
Deferred charges, net	38,120,452	37,668,424
Total other non-current assets	38,120,452	37,668,424

Total assets	$823,819,244	$828,650,588

Chugach Electric Association, Inc.

Consolidated Balance Sheets (continued)

(Unaudited)

Liabilities, Equities and Margins	March 31, 2019	December 31, 2018

Equities and margins:
Memberships	$1,753,742	$1,748,172
Patronage capital	175,198,092	177,823,597
Other	15,035,783	14,952,925
Total equities and margins	191,987,617	194,524,694

Long-term obligations, excluding current installments:
Bonds payable	374,999,997	398,416,664
Notes payable	33,174,000	33,972,000
Less unamortized debt issuance costs	(2,397,413)	(2,425,247)
Operating lease liabilities	750,388	0
Total long-term obligations	406,526,972	429,963,417

Current liabilities:
Current installments of long-term obligations	26,792,650	26,608,667
Commercial paper	85,000,000	61,000,000
Accounts payable	10,401,055	9,538,749
Consumer deposits	4,498,910	4,845,611
Fuel cost over-recovery	2,409,898	3,388,295
Accrued interest	974,090	5,671,840
Salaries, wages and benefits	8,099,813	7,863,112
Fuel	5,762,034	5,844,856
Other current liabilities	16,856,164	10,085,556
Total current liabilities	160,794,614	134,846,686

Other non-current liabilities:
Deferred compensation	1,451,796	1,359,878
Other liabilities, non-current	630,342	580,841
Deferred liabilities	801,643	764,834
Patronage capital payable	1,931,295	3,393,253
Cost of removal obligation / asset retirement obligation	59,694,965	63,216,985
Total other non-current liabilities	64,510,041	69,315,791

Total liabilities, equities and margins	$823,819,244	$828,650,588

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2019	2018

Operating revenues	$55,827,238	$56,057,278

Operating expenses:
Fuel	14,738,549	18,487,590
Production	4,858,811	4,423,919
Purchased power	6,893,011	4,082,888
Transmission	2,388,069	1,988,004
Distribution	3,556,619	3,735,960
Consumer accounts	1,713,559	1,865,709
Administrative, general and other	6,325,858	5,544,969
Depreciation and amortization	7,826,369	7,343,077
Total operating expenses	48,300,845	47,472,116

Interest expense:
Long-term debt and other	5,556,614	5,614,735
Charged to construction	(100,958)	(57,363)
Interest expense, net	5,455,656	5,557,372
Net operating margins	2,070,737	3,027,790

Nonoperating margins:
Interest income	169,152	159,583
Allowance for funds used during construction	45,557	23,873
Capital credits, patronage dividends and other	100,131	(83,286)
Total nonoperating margins	314,840	100,170

Assignable margins	$2,385,577	$3,127,960

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Changes in Equities and Margins

(Unaudited)

	Three months ended March 31,
	2019	2018
Memberships:
Balance at beginning of period	$1,748,172	$1,719,154
Memberships and donations received	5,570	5,605
Balance at end of period	$1,753,742	$1,724,759
Other equities and margins:
Balance at beginning of period	14,952,925	14,653,253
Unclaimed capital credits retired	(1,577)	(2,570)
Memberships and donations received	84,435	76
Balance at end of period	$15,035,783	$14,650,759
Patronage capital:
Balance at beginning of period	177,823,597	172,928,887
Assignable margins	2,385,577	3,127,960
Retirement/net transfer of capital credits	(5,011,082)	(212)
Balance at end of period	$175,198,092	$176,056,635
Total equities and margins	$191,987,617	$192,432,153

Chugach Electric Association, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Assignable margins	$2,385,577	$3,127,960
Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation and amortization	7,826,369	7,343,077
Amortization and depreciation cleared to operating expenses	1,806,639	1,262,244
Allowance for funds used during construction	(45,557)	(23,873)
Write off of inventory, deferred charges and projects	395,724	26,443
Other	(96,544)	82,710
(Increase) decrease in assets:
Accounts receivable, net	2,283,765	6,416,498
Fuel cost under-recovery	0	211,817
Materials and supplies	(103,950)	(862,658)
Fuel stock	2,230,304	253,645
Prepayments	(1,708,606)	(17,290)
Other assets	(108,250)	(106,967)
Deferred charges	(1,974,444)	(771,655)
Increase (decrease) in liabilities:
Accounts payable	234,512	(766,388)
Consumer deposits	(346,701)	(56,808)
Fuel cost over-recovery	(978,397)	0
Accrued interest	(4,697,750)	(4,950,872)
Salaries, wages and benefits	236,701	339,040
Fuel	(82,822)	(236,196)
Other current liabilities	(311,991)	(272,951)
Deferred liabilities	(15,271)	(815)
Net cash provided by operating activities	6,929,308	10,996,961
Cash flows from investing activities:
Return of capital from investment in associated organizations	414,313	413,897
Investment in special funds	(7,377)	(3,139)
Investment in marketable securities and investments-other	(14,004)	0
Proceeds from the sale of marketable securities	1,200,000	250,556
Extension and replacement of plant	(10,891,794)	(3,963,731)
Net cash used in investing activities	(9,298,862)	(3,302,417)
Cash flows from financing activities:
Payments for debt issue costs	(31,609)	0
Net increase (decrease) in short-term obligations	24,000,000	12,000,000
Repayments of long-term obligations	(24,214,667)	(24,214,667)
Memberships and donations received	88,428	3,111
Retirement of patronage capital and estate payments	(111,082)	(212)
Proceeds from consumer advances for construction	1,108,603	1,078,462
Net cash provided by (used in) financing activities	839,673	(11,133,306)
Net change in cash, cash equivalents, and restricted cash equivalents	(1,529,881)	(3,438,762)
Cash, cash equivalents, and restricted cash equivalents at beginning of period	$7,428,969	$7,201,759
Cash, cash equivalents, and restricted cash equivalents at end of period	$5,899,088	$3,762,997
Supplemental disclosure of non-cash investing and financing activities:
Cost of removal obligation	$(3,522,020)	$577,754
Extension and replacement of plant included in accounts payable	$2,518,520	$581,314
Patronage capital retired/net transferred and included in other current liabilities	$8,361,958	$2,000,000
Supplemental disclosure of cash flow information - interest expense paid, net of amounts capitalized	$9,867,631	$10,380,240

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

1.      PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited interim financial statements include the accounts of Chugach Electric Association, Inc. (“Chugach”) and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States of America generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. They should be read in conjunction with Chugach’s audited financial statements for the year ended December 31, 2018, filed as part of Chugach’s annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

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

Chugach’s retail and wholesale members are the consumers of the electricity sold. Chugach supplies much of the power requirements of the City of Seward (“Seward”), as a wholesale customer. Occasionally, Chugach sells available generation, in excess of its own needs, to Matanuska Electric Association, Inc. (“MEA”), Homer Electric Association, Inc. (“HEA”), Golden Valley Electric Association, Inc. (“GVEA”) and Anchorage Municipal Light & Power (“ML&P”).

Chugach was organized as an Alaska electric cooperative in 1948 and operates on a not‑for‑profit basis and, accordingly, seeks only to generate revenues sufficient to pay operating and maintenance costs, the cost of purchased power, capital expenditures, depreciation, and principal and interest on all indebtedness and to provide for reserves. Chugach is subject to the regulatory authority of the Regulatory Commission of Alaska (“RCA”).

Chugach has three Collective Bargaining Agreements (“CBA’s”) with the International Brotherhood of Electrical Workers  (“IBEW”), representing approximately 70% of its workforce. Chugach also has an agreement with the Hotel Employees and Restaurant Employees (“HERE”). All three IBEW CBA’s are effective through June 30, 2021. The three CBA’s provide for wage increases in all years and include health and welfare premium cost sharing provisions. The HERE contract is effective through June 30, 2021, and provides for wage, pension contribution, and health and welfare contribution increases in all years.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

3.      SIGNIFICANT ACCOUNTING POLICIES

a. Management Estimates

In preparing the financial statements in conformity with U.S. GAAP, the management of Chugach is required to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the reporting period. Estimates include allowance for doubtful accounts, workers’ compensation liability, deferred charges and liabilities, unbilled revenue, estimated useful life of utility plant, cost of removal and asset retirement obligation (“ARO”), and remaining proved Beluga River Unit (“BRU”) reserves. Actual results could differ from those estimates.

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

c. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the three month periods ended March 31, 2019 and 2018 was in compliance with that provision.

Chugach applies a more-likely-than-not recognition threshold for all tax uncertainties. FASB ASC 740, “Topic 740 – Income Taxes,” only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. Chugach’s management reviewed Chugach’s tax positions and determined there were no outstanding or retroactive tax positions that were not highly certain of being sustained upon examination by the taxing authorities.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

d. Cash, Cash Equivalents, and Restricted Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$4,569,216	$6,106,995
Restricted cash equivalents	1,221,872	1,213,974
Restricted cash equivalents included in other property and investments	108,000	108,000
Total cash, cash equivalents and restricted cash equivalents shown in the consolidated statements of cash flows	$5,899,088	$7,428,969

Restricted cash equivalents include funds on deposit for future workers’ compensation claims.

e. Marketable Securities

Chugach’s marketable securities consist of bond mutual funds, corporate bonds, and certificates of deposit with a maturity less than 12 months, classified as trading securities, reported at fair value with gains and losses in earnings. Interest and dividend income is included in nonoperating margins – interest income, and was $62.9 thousand and $84.7 thousand at March 31, 2019 and 2018, respectively.  Net gains and losses on marketable securities are included in nonoperating margins – capital credits, patronage dividends and other, and are summarized as follows:

	Three months ended March 31, 2019	Three months ended March 31, 2018
Net gains (losses) recognized during the period on trading securities	$87,952	$79,413
Less: Net gains (losses) recognized during the period on trading securities sold during the period	0	(495)
Unrealized gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$87,952	$79,908

f. Accounts Receivable

Included in accounts receivable are amounts invoiced to ML&P for their proportionate share of current Southcentral Power Project (“SPP”) costs, which amounted to $1.2 million and $1.4 million at March 31, 2019 and December 31, 2018, respectively.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

g. Fuel Stock

Fuel Stock is the weighted average cost of fuel injected into Cook Inlet Natural Gas Storage, LLC (“CINGSA”). Chugach’s fuel balance in storage amounted to $9.7 million and $12.0 million at March 31, 2019, and December 31, 2018, respectively.

h. Investments in Associated Organizations

Chugach’s investments in associated organizations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment, if any. There were no impairments of these investments recognized during the three months ended March 31, 2019 or 2018.

4.      REVENUE FROM CONTRACTS WITH CUSTOMERS

a. Nature of goods and services

The following is a description of the contracts and customer classes from which Chugach generates revenue.

i. Energy Sales

Energy sales revenues are Chugach’s primary source of revenue, representing approximately 97.5% and 95.5% of total operating revenue during the three months ended March 31, 2019 and 2018, respectively. Energy sales revenues are recognized upon delivery of electricity, based on billing rates authorized by the RCA, which are applied to customers’ usage of electricity. Chugach’s rates are established, in part, on test period sales levels that reflect actual operating results. Chugach's tariffs include provisions for the recovery of gas costs according to gas supply contracts and costs associated with the BRU operations, as well as purchased power costs.

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

March 31, 2019 and 2018

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

Chugach calculates unbilled revenue, for residential and commercial customers, at the end of each month to ensure the recognition of a full month of revenue. Chugach accrued $7,996,257 and $9,176,639 of unbilled retail revenue at March 31, 2019 and 2018, respectively, which is included in accounts receivable on the balance sheet. Revenue derived from wholesale and economy customers is recorded from metered locations on a calendar month basis, so no estimation is required.

The collectability of our energy sales is very high with typically 0.10% written off as bad debt expense, adjusted annually.

There were no costs associated with obtaining any of these contracts, therefore no asset was recognized or recorded associated with obtaining any contract.

ii. Wheeling

Wheeling represented 1.4% and 3.6% of our revenue during the three months ended March 31, 2019 and 2018, respectively.  Wheeling was recorded through the wheeling of energy across Chugach’s transmission lines at rates set by utility tariff and approved by the RCA. The rates are applied to MWh of energy wheeled. The collectability of wheeling is very high, with no adjustment required.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

iii. Other Miscellaneous Services

Other miscellaneous services consist of various agreements including dispatch service and gas transfer agreements, pole rentals and microwave bandwidth. Revenue from these agreements is billed monthly and represented 1.1% and 0.9% of our total operating revenue during the three months ended March 31, 2019 and 2018, respectively. The revenue recognized from these agreements is recorded as the service is provided over a period of time. The collectability of these agreements is very high, with no adjustment required.

b. Disaggregation of Revenue

The table below details the revenue recognized by customer class and disaggregates base revenue from fuel and purchased power revenue recognized in the Consolidated Statement of Operations for the first quarter of 2019 and 2018 (in millions).

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2019	2018	% Variance	2019	2018	% Variance	2019	2018	% Variance
Retail	$33.1	$32.3	2.5%	$19.9	$19.9	0.0%	$53.0	$52.2	1.5%
Wholesale	$0.5	$0.5	0.0%	$0.9	$0.8	12.5%	$1.4	$1.3	7.7%
Economy	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%
Total Energy Sales	$33.6	$32.8	2.4%	$20.8	$20.7	0.5%	$54.4	$53.5	1.7%
Wheeling	$0.0	$0.0	0.0%	$0.8	$2.0	(60.0%)	$0.8	$2.0	(60.0%)
Gas Sales	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%
Other	$0.6	$0.5	20.0%	$0.0	$0.0	0.0%	$0.6	$0.5	20.0%
Total Miscellaneous	$0.6	$0.5	20.0%	$0.8	$2.0	(60.0%)	$1.4	$2.5	(44.0%)
Total Revenue	$34.2	$33.3	2.7%	$21.6	$22.7	(4.8%)	$55.8	$56.0	(0.4%)

c. Contract Balances

There were no contract assets at March 31, 2019, or at December 31, 2018. The table below provides information about contract receivables and contract liabilities.

	March 31, 2019	December 31, 2018
Contract receivables, included in accounts receivable	$24,944,577	$27,179,031
Contract liabilities	3,919,328	5,196,426

Contract receivables represent amounts receivable from retail, wholesale, economy and wheeling.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

Significant changes in contract liabilities balances are as follows:

	March 31, 2019	December 31, 2018
Contract liabilities at beginning of period	$5,196,426	$1,581,481
Cash received, excluding amounts recognized as revenue during the period	3,393,362	5,196,426
Revenue recognized that was included in the contract liability balance at the beginning of the period	(4,670,460)	(1,581,481)
Contract liabilities at end of period	$3,919,328	$5,196,426

d. Transaction Price Allocated to Remaining Performance Obligations

The table below includes estimated revenue to be recognized during the remainder of 2019 related to performance obligations that are unsatisfied (or partially unsatisfied) at March 31, 2019.

2019
Credit balances	$1,509,430
Fuel cost over-recovery	2,409,898

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

Chugach submitted quarterly SRF filings which resulted in a system demand and energy rate increase of 2.7% effective November 1, 2018; an increase of 0.7% effective February 1, 2019; and an increase of 0.8% effective May 1, 2019.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

Operation and Regulation of the Alaska Railbelt Electric and Transmission System

In June 2016, the RCA opened a docket to “evaluate the reliability and security standards and practices of Alaska Electric Utilities.” In 2017, Chugach and several other Alaska Railbelt utilities entered into a contract with GDS Associates, Inc. (“GDS”). GDS’s role was to facilitate discussion between all six Alaska Railbelt utilities and various stakeholders with an end goal of submitting to the RCA a Railbelt Reliability Council (“RRC”), including a governance structure, that will be responsible for adoption and enforcement of uniform reliability standards and integrated transmission resource planning and evaluation on transition to a single regional load balancing area. GDS presented to the RCA during two technical conferences in January and March of 2018. Chugach and the other utilities provided GDS’s final recommendation of the RRC to the RCA in May 2018. During fourth quarter of 2018, the utilities reviewed and adapted the memorandum of understanding with GDS (“GDS MOU”) with the RCA. The utilities are currently in discussions with non-utility stakeholders to include their input in the RRC formation process. In parallel, the utilities and an affiliate of American Transmission Company  (“ATC”) are in discussions regarding the formation of a transmission-only utility. ATC, GVEA, HEA, ML&P, and Seward Electric System filed with the RCA for a Railbelt-wide Transco Certificate of Public Convenience (“CPCN”) on February 25, 2019. Chugach and MEA were not a  party to this filing. Currently our organization’s primary focus is on filing with the RCA for the transfer of the ML&P CPCN to Chugach, and we were unable to complete our due diligence on the Transco filing prior to the filing date. In order to preserve our options, Chugach will intervene in the filing and intends on completing its due diligence of the Transco filing in the second quarter of 2019 to protect its interest in ML&P’s transmission assets provided for in the Asset Purchase Agreement. Chugach cannot determine the materiality of any effect on its results of operations, financial condition, and cash flows until a business model and plan are adopted. The RCA initiated an order on March 15, 2019 requesting comments on proposed legislative language which would authorize the RCA to designate or develop an Electric Reliability Organization (“ERO”). Chugach submitted comments on this proposed legislative language seeking to delay adoption until the RRC Governance Board can be formed.

In June 2016, in response to Docket I-16-002, Railbelt Utility Information Technology and Operations Technology, leadership began meeting to discuss Railbelt Cybersecurity. The Railbelt Utilities Managers group designated the Cybersecurity Working Group to review industry standards and provide a statement of work to develop Railbelt Cybersecurity Standards. On June 21, 2018, Chugach posted a Request for Proposal to hire a consultant to write the standards. A final draft was presented to the Railbelt Utility Managers on February 15, 2019.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

ML&P Acquisition

In December 2017, the Mayor of Anchorage, Alaska, announced plans to place a proposition on the April 3, 2018 municipal ballot allowing the voters to authorize the sale of ML&P to Chugach. The proposition was approved by Anchorage voters 65.08% to 34.92% per the certified election results.  Chugach and the Municipality of Anchorage (“MOA”) negotiated final sales agreements and associated documents.  The sale of ML&P was approved by the Anchorage Assembly on December 4, 2018 and the Chugach Board of Directors gave its final approval on December 19, 2018.  The agreements and associated documents were executed on December 28, 2018.  Pursuant to these agreements and associated documents, on April 1, 2019, Chugach submitted the Joint Request for Necessary Approvals for Acquisition of Anchorage Municipal Light and Power, and the Petition for Approvals Needed to Acquire Anchorage Municipal Light and Power and Application to Amend Certificate of Public Convenience and Necessity No. 8 to the RCA.  The RCA accepted the filing as complete on April 18, 2019, and the procedural conference was held on April 22, 2019.  On May 8, 2019, the RCA issued an order indicating that a final order in the case will be issued by November 19, 2019.  In addition, the RCA granted the petitions to intervene filed by MEA; Providence Health and Services (“Providence”); GVEA; the Federal Executive Agencies (“FEA”); and HEA / Alaska Electric and Energy Cooperative, Inc. For more information, see “ITEM 1 – FINANCIAL STATEMENTS – Note 10 – ML&P ACQUISITION.”

6.      DEBT

Lines of Credit

Chugach maintains a $50.0 million line of credit with National Rural Utilities Cooperative Finance Corporation (“NRUCFC”). Chugach did not utilize this line of credit in the three months ended March  31, 2019. In addition, Chugach did not utilize this line of credit during 2018 and had no outstanding balance at December 31, 2018.  The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC. The borrowing rate was 4.00% at March  31, 2019, and 3.75% at December 31, 2018. The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. The NRUCFC line of credit was renewed September 29, 2017, and expires September 29, 2022. This line of credit is immediately available for unconditional borrowing.

Commercial Paper

On June 13, 2016, Chugach entered into a $150.0 million senior unsecured credit facility (“The Credit Agreement”) which is used to back Chugach’s commercial paper program. The pricing includes an all-in drawn spread of one month London Interbank Offered Rate (“LIBOR”) plus 90.0 basis points, along with a 10.0 basis points facility fee (based on an A/A2/A unsecured debt rating). The Credit Agreement will expire on June 13, 2021. The participating banks include NRUCFC, KeyBank National Association, Bank of America, N.A., and CoBank, ACB. The commercial paper can be repriced between one day and 270 days.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

Chugach expects to continue issuing commercial paper in 2019, as needed. Chugach had $85.0 million and $61.0 million of commercial paper outstanding at March 31, 2019, and December 31, 2018, respectively.

The following table provides information regarding average commercial paper balances outstanding for the quarter ended March  31, 2019, and 2018 (dollars in millions), as well as corresponding weighted average interest rates:

2019		2018
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$61.8	2.78%	$45.1	1.93%

Term Loans

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2016 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated June 30, 2016 (“CoBank Loan Agreement”), and secured by the Second Amended and Restated Indenture of Trust (“Indenture”). At March  31, 2019, Chugach had $36.4 million outstanding with CoBank.

Debt Issuance Costs

The following table outlines debt issuance costs associated with long-term obligations, excluding current installments, at March 31, 2019.

	Long-term Obligations	Unamortized Debt Issuance Costs
2011 Series A Bonds	$178,999,997	$1,067,463
2012 Series A Bonds	162,000,000	918,122
2017 Series A Bonds	34,000,000	186,281
2016 CoBank Note	33,174,000	193,938
2019 Financing Costs	0	31,609
	$408,173,997	$2,397,413

The following table outlines debt issuance costs associated with long-term obligations, excluding current installments, at December 31, 2018.

	Long-term Obligations	Unamortized Debt Issuance Costs
2011 Series A Bonds	$189,666,664	$1,096,801
2012 Series A Bonds	172,750,000	938,028
2017 Series A Bonds	36,000,000	188,904
2016 CoBank Note	33,972,000	201,514
	$432,388,664	$2,425,247

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

7.      RECENT ACCOUNTING PRONOUNCEMENTS

Issued, and adopted at March 31, 2019:

ASC Update 2016-02 “Leases (Topic 842)” and Related Updates

In February of 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” ASU 2016-02 amends guidance related to the recognition, measurement, presentation and disclosure of leases for lessors and lessees. Pursuant to the new standard, lessees will be required to identify all leases, including those embedded in contracts, classify leases as finance or operating, recognize all leases on the balance sheet and record corresponding right-of-use assets and lease liabilities. The update requires the recognition of lease assets and liabilities for those leases currently classified as operating leases while also refining the definition of a lease. Operating leases will reflect lease expense on a straight-line basis, while finance leases will result in the separate presentation of interest expense on the lease liability and amortization expense of the right-of-use asset.

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

Topic 842 requires a modified retrospective transition, with the cumulative effect of transition, including initial recognition by lessees of lease assets and liabilities for existing operating leases, as of either the effective date, or the beginning of the earliest period presented. Under the effective date method, the entity’s comparative reporting period is unchanged. Comparative reporting periods are presented in accordance with Topic 840, while periods subsequent to the effective date are presented in accordance with Topic 842. Chugach elected to use the effective date method.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

The standard includes certain practical expedients intended to ease the burden of adoption on preparers. Chugach elected each of the following practical expedients:

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

A lessee may elect not to separate the non-lease components of a contract from the lease component to which they relate. This means that the components will be treated as a single lease component.  The lessee elects this practical expedient by class of underlying asset – for example: office equipment, automobiles, office space. Chugach elected this practical expedient for all classes of underlying assets.

Chugach elected not to recognize right-of-use assets and lease liabilities that arise from short-term leases (those with a term of less than twelve months) for any class of underlying asset.

These updates are effective for fiscal years beginning after December 15, 2018, including the interim periods within those years, with early adoption permitted. Chugach began application of ASU 2016-02 and related updates on January 1, 2019. Adoption did not have a material effect on our results of operations, financial position, and cash flows. See “Note 8 – LEASES.”

Issued, not yet adopted:

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

March 31, 2019 and 2018

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

8.      LEASES

Effective January 1, 2019, Chugach began application of Accounting Standards Codification 842, Leases (Topic 842).  Adoption of the new standard requires recognition of leases on the balance sheet.  Chugach has no financing leases and several operating leases, most of which are various land easements.  Chugach identified two operating leases as right-of-use assets for a building and office equipment, with remaining lease terms of one to five years and a weighted average lease term of 4.74 years. Chugach’s operating lease assets are presented as operating lease right-of-use assets on the consolidated balance sheet. The current portion of operating lease liabilities is included in current installments of long-term obligations and the long-term portion is presented as operating lease liabilities on the consolidated balance sheet.  A discount rate of 4.6% was used in calculating the right-to-use assets and lease liabilities.

Adoption had no impact on our consolidated statements of operations.  The recognition of the right-of-use asset and operating lease liability represents a non-cash investing and financing activity.  Total operating lease expense for the three months ended March 31, 2019, was $228,392, primarily associated with land easements and helicopter services.

Supplemental cash flow information associated with leases:

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating leases	$54,000
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$934,371

Supplemental balance sheet information associated with leases at March 31 were:

2019
Operating lease right-of-use assets	$934,371
Operating lease liabilities	$750,388
Current installments of lease liabilities	183,983
Total operating lease liabilities	$934,371

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

Maturities associated with lease liabilities:

March 31, 2019
2019	$163,890
2020	216,840
2021	216,000
2022	216,000
2023	216,000
Total lease payments	1,028,730
Less imputed interest	94,359
Present value of lease liabilities	$934,371

Chugach entered into the Power Purchase Agreement with Fire Island Wind, LLC, (“FIW”) on June 21, 2011. The Fire Island Wind contract contains a lease because the agreement identifies an asset (the wind farm is explicitly specified in the agreement and FIW does not have substantive substitution rights) and Chugach controls the use of the asset (it takes 100% of the output and, to the extent there is wind, can control how and when the wind farm produces power directly using its SCADA system).  However, due to the exclusively variable nature of the payments related to Fire Island Wind, no new assets or liabilities have been added to the balance sheet, no changes were made to the cash flow statement, and the variable payments are still classified as purchased power expense on the statement of operations. The amount of the variable payments included in purchased power for the three months ended March 31, 2019, was $1,242,432.

9.      FAIR VALUES OF ASSETS AND LIABILITIES

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect Chugach’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The table below presents the balance of Chugach’s marketable securities measured at fair value on a recurring basis at March 31, 2019, and December 31, 2018. Chugach’s bond mutual funds are measured using quoted prices in active markets. Chugach had no other assets or liabilities measured at fair value on a recurring basis at March 31, 2019, or at December 31, 2018.

March 31, 2019	Total	Level 1	Level 2	Level 3
Bond mutual funds	$5,218,539	$5,218,539	$0	$0

December 31, 2018	Total	Level 1	Level 2	Level 3
Bond mutual funds	$6,316,583	$6,316,583	$0	$0

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The fair value of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying value due to their short-term nature.

The estimated fair values (in thousands) of long-term obligations included in the financial statements at March 31, 2019, are as follows:

	Carrying Value	Fair Value Level 2
Long-term obligations (including current installments)	$434,783	$447,278

10.   ML&P Acquisition

In December 2017, the Mayor of Anchorage, Alaska, announced plans to place a proposition on the April 3, 2018 municipal ballot allowing the voters to authorize the sale of ML&P to Chugach. The proposition was approved by Anchorage voters 65.08% to 34.92% per the certified election results.  Chugach and the MOA negotiated final sales agreements and associated documents.  The sale of ML&P was approved by the Anchorage Assembly on December 4, 2018 and the Chugach Board of Directors gave its final approval on December 19, 2018.

On December 28, 2018, Chugach entered into the Asset Purchase and Sale Agreement (“APA”) with the MOA to acquire substantially all of the assets, and certain specified liabilities of ML&P, subject to approval by the RCA. On December 28, 2018, Chugach also entered into an Eklutna Power Purchase Agreement, a Payment in Lieu of Taxes Agreement and a BRU Fuel Agreement (“Ancillary Agreements”) with the MOA.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

During the first week of April 2019, pursuant to the APA, Chugach and the MOA jointly submitted applications to amend their respective CPCNs to permit Chugach to provide electric service in ML&P’s legacy service territory.  The RCA accepted the filing as complete on April 18, 2019, and a procedural conference was held on April 22, 2019.  On May 8, 2019, the RCA issued an order indicating that a final order in the case will be issued by November 19, 2019.  In addition, the RCA granted the petitions to intervene filed by MEA; Providence Health and Services (“Providence”); GVEA; the Federal Executive Agencies (“FEA”); and HEA / Alaska Electric and Energy Cooperative, Inc. Additionally, Chugach and MOA will cooperate to obtain an order from the RCA approving the Ancillary Agreements and allowing Chugach to recover the costs associated with the transaction.  Following RCA approval, a closing date will be scheduled for the transaction within 120 days. Upon closing, Chugach will transfer the purchase price of $767.8 million less the estimated accrued leave liability and the estimated net book value of designated excluded assets. The APA also includes terms for post-closing purchase price adjustments.

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

11.    ENVIRONMENTAL MATTERS

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

The three utility owners of the Eklutna Hydro Project (Chugach, ML&P, and MEA) are obligated by a 1991 Fish & Wildlife Agreement to develop and implement measures to protect, mitigate, and enhance the fish and wildlife impacted by the project (PME program).  The program is to be approved by the Governor of Alaska with completion of the program no later

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

than October of 2032, 35 years after its purchase.  The owners initiated a required consultation process with key government agencies and interested parties in March 2019.  The agreement requires equal consideration of; 1) efficient and economical power production, 2) energy conservation, 3) protection, mitigation of damage to, and enhancement of fish and wildlife, 4) protection of recreation opportunities, 5) municipal water supplies, 6) preservation of other aspects of environmental quality, 7) other beneficial public uses, 9) and requirement of State law.  The hydro project and municipal water system currently utilize 100% of the water inflows.

The Clean Air Act and Environmental Protection Agency (“EPA”) regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants. New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs. An Executive Order promoting energy independence and economic growth was issued on March 28, 2017, by the President instructing the EPA to review the Clean Power Plan (“CPP”).  On August 21, 2018 the EPA proposed the Affordable Clean Energy (“ACE”) rule which would establish emission guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. The ACE rule would replace the 2015 CPP, which EPA has proposed to repeal because it exceeded EPA authority.  The CPP was stayed by the U.S. Supreme Court and has never gone into effect.  The comment period for the proposed ACE rule has closed and the EPA is currently reviewing and responding to the comments received. When the final rule is promulgated it is certain to face legal challenge.  The proposed ACE rule regulation, in its current form, is not expected to have a material effect on Chugach’s financial condition, results of operations, or cash flows. While Chugach cannot predict the implementation of any additional new law or regulation, or the limitations thereof, it is possible that new laws or regulations could increase capital and operating costs. Chugach has obtained or applied for all Clean Air Act permits currently required for the operation of generating facilities.

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

12.    COMMITMENTS AND CONTINGENCIES

Contingencies

Chugach is a participant in various legal actions, rate disputes, personnel matters and claims both for and against Chugach’s interests. Management believes the outcome of any such matters will not materially impact Chugach’s financial condition, results of operations or liquidity. Chugach establishes reserves when a particular contingency is probable and calculable. Chugach has not

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

accrued for any contingency at March 31, 2019, as it does not consider any contingency to be probable nor calculable. Chugach faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated.

Concentrations

Approximately 70% of our employees are members of the IBEW. Chugach has three CBA’s with the IBEW. We also have a CBA with the HERE. All three IBEW CBA’s and the HERE CBA have been renewed through June 30, 2021.

Commitments

Fuel Supply Contracts

Chugach has fuel supply contracts with various producers at market terms. Chugach entered into a gas contract with Hilcorp effective January 1, 2015, to provide gas through March 31, 2018 (the “Hilcorp Agreement”). After two  amendments to the Hilcorp Agreement, Chugach’s needs are filled 100% through March 31, 2023. The total amount of gas under this agreement is estimated to be 60 Bcf. All of the production is expected to come from Cook Inlet, Alaska. The terms of the Hilcorp Agreement require Chugach to manage the natural gas transportation over the connecting pipeline systems. Chugach has gas transportation agreements with ENSTAR and Harvest Pipeline.

BRU Operations

Chugach and other owners, ML&P and Hilcorp, are operating under an existing Joint Operating Agreement. Hilcorp is the operator for BRU. The owners are considering updating the existing Joint Operating Agreement to better match the new owners’ interests.

Patronage Capital

Pursuant to agreements reached with HEA and MEA, patronage capital allocated or retired to HEA or MEA is classified as patronage capital payable on Chugach’s Balance Sheet. In March 2019, our Board authorized capital credit retirements in the amount of $4.9 million.  At March 31, 2019, patronage capital payable to MEA and HEA was $6.1 million and $3.9 million, respectively.  At December 31, 2018, patronage capital payable to MEA and HEA was $1.5 million and $3.9 million, respectively.

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

Chugach directly serves retail customers in the Anchorage and upper Kenai Peninsula areas and supplies much of the power requirements of the City of Seward, as a wholesale customer. Periodically, Chugach sells available generation in excess of its own needs to Matanuska Electric Association, Inc. (“MEA”), Homer Electric Association, Inc. (“HEA”), Golden Valley Electric Association, Inc. (“GVEA”) and Anchorage Municipal Light & Power (“ML&P”).

Chugach is an Alaska electric cooperative operating on a not-for-profit basis and is subject to the regulatory authority of the Regulatory Commission of Alaska (“RCA”).

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

ML&P Acquisition

In December 2017, the Mayor of Anchorage, Alaska, announced plans to place a proposition on the April 3, 2018 municipal ballot allowing the voters to authorize the sale of ML&P to Chugach. The proposition was approved by Anchorage voters 65.08% to 34.92% per the certified election results. Chugach and the Municipality of Anchorage (“MOA”) negotiated final sales agreements and associated documents.  The sale of ML&P was approved by the Anchorage Assembly on December 4, 2018 and the Chugach Board of Directors gave its final approval on December 19, 2018.  The agreements and associated documents were executed on December 28, 2018.  Pursuant to these agreements and associated documents, on April 1, 2019, Chugach submitted the Joint Request for Necessary Approvals for Acquisition of Anchorage Municipal Light and Power, and the Petition for Approvals Needed to Acquire Anchorage Municipal Light and Power and Application to Amend Certificate of Public Convenience and Necessity No. 8 to the RCA.    The RCA accepted the filing as complete on April 18, 2019, and the procedural conference was held on April 22, 2019.  On May 8, 2019, the RCA issued an order indicating that a final order in the case will be issued by November 19, 2019.  In addition, the RCA granted the petitions to intervene filed by MEA; Providence Health and Services (“Providence”); GVEA; the Federal Executive Agencies (“FEA”); and HEA / Alaska Electric and Energy Cooperative, Inc. For more information, see “ITEM 1 – FINANCIAL STATEMENTS – Note 10 – ML&P ACQUISITION.”

Railbelt Grid Unification

Chugach remains focused on efforts in Alaska’s Railbelt to explore the benefits of grid unification. Currently, each of the six electric utilities in Alaska’s Railbelt own a portion of the transmission grid, as does the Alaska Energy Authority (“AEA”). Chugach is a proponent of following other successful business models to effectively unify the grid. Discussions on the issue led the Alaska State Legislature in 2014 to appropriate $250,000 to the RCA to explore the issue and report back to legislators. With the support of the RCA, Chugach and several other Alaska Railbelt utilities began evaluating possible restructured business model opportunities including a Railbelt Reliability Council and a Transco, as well as, associated economic dispatch models that Chugach believes may lead to more optimal system-wide operations.

In June 2016, the RCA opened a docket to “evaluate the reliability and security standards and practices of Alaska Electric Utilities.” In 2017, Chugach and several other Alaska Railbelt utilities entered into a contract with GDS Associates, Inc. (“GDS”). GDS’s role was to facilitate discussion among all six Alaska Railbelt utilities and various stakeholders with an end goal of submitting to the RCA a proposal for a Railbelt Reliability Council (“RRC”), including a governance structure, which will be responsible for adoption and enforcement of uniform reliability and interconnection standards and integrated transmission resource planning and evaluation on transition to a single regional load balancing area. GDS presented to the RCA during technical conferences in January and March 2018. Chugach and the other utilities provided GDS’s final recommendation of the RRC to the RCA in May 2018.  During the fourth quarter of 2018, the utilities reviewed and adapted the memorandum of understanding with GDS (“GDS MOU”) with the RCA.  The utilities are currently in discussions with non-utility stakeholders to include their input in the RRC formation process.  In parallel, the utilities and an affiliate of American Transmission Company (“ATC”) are in discussions regarding the formation of a transmission-only utility.  ATC, GVEA, HEA, ML&P, and Seward Electric System filed with the RCA for a Railbelt-wide Transco Certificate of Public Convenience (“CPCN”) on February 25, 2019.  Chugach and MEA were not a party to this filing. Currently our organization’s primary focus is on filing with the RCA for the transfer of the ML&P CPCN to Chugach, and we were unable to complete our due diligence on the Transco filing prior to the filing date. In order to preserve our options, Chugach will intervene in the filing and intends on completing its due diligence of the Transco filing in the second quarter of 2019 to protect its interest in ML&P’s transmission assets provided for in the Asset Purchase Agreement. Chugach cannot determine the materiality of any effect on its results of operations, financial condition, and cash flows until a business model and plan are adopted.  The RCA initiated an order on March 15, 2019 requesting comments on proposed legislative language which would authorize the RCA to designate or develop an Electric Reliability Organization (“ERO”). Chugach submitted comments on this proposed legislative language seeking to delay adoption until the RRC Governance Board can be formed.

Earthquake

On November 30, 2018, a 7.1 magnitude earthquake struck Southcentral Alaska. The epicenter was located approximately 10 miles northeast of Anchorage and resulted in significant damage throughout the area. While approximately 21,000 of Chugach’s members lost power, the number of members without power was reduced to less than 70 within 12 hours. On January 31, 2019, the President declared the earthquake a federal disaster. Chugach plans on applying for Federal Emergency Management Agency (“FEMA”) assistance as we continue to assess and repair any damages on our system due to the earthquake. At March 31, 2019, costs associated with system-wide repairs and damages reached $1.4 million. At this time, Chugach does not anticipate this event to have a material impact on our financial condition, results of operations, and cash flows.

Fuel Supply

Chugach actively manages its fuel supply needs and currently has contracts in place to meet up to 100% of its anticipated needs through March of 2023. Chugach continues its efforts to secure long-term reliable gas supply solutions and encourages new development and continued investment in Cook Inlet. The State of Alaska Department of Natural Resources (“DNR”) published a study in September 2015, “Updated Engineering Evaluation of Remaining Cook Inlet Gas Reserves,” to provide an estimate of Cook Inlet’s gas supply. The study estimated there are 1,183 Bcf of proved and probable reserves remaining in Cook Inlet’s legacy fields. This is higher than the 2009 DNR study estimate of 1,142 Bcf. Effectively, Cook Inlet gas supply has slightly increased from 2009. The 2015 DNR estimate does not include reserves from a large gas field under development by Furie and another considered for development by BlueCrest Alaska Operating, LLC. Furie has constructed an offshore gas production platform and has begun production. The platform and other production facilities are designed for up to 200 million cubic feet (MMcf) per day. Other gas producers are actively developing gas supplies in the Cook Inlet. Chugach is encouraged with these developments but continues to explore other alternatives to diversify its portfolio.

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

Chugach has a firm gas supply contract with Hilcorp, see “ITEM 1 – FINANCIAL STATEMENTS – Note 12 – COMMITMENTS AND CONTINGENCIES – Commitments – Fuel Supply Contracts.” In addition to this firm contract, Chugach has gas supply agreements with AIX Energy LLC through March 31, 2024 (with an option to extend the term an additional 5-year period through March 31, 2029), and with Cook Inlet Energy LLC through March 31, 2023.

Collectively, these agreements provide added diversification and optionality for Chugach to minimize costs within its gas supply portfolio.

Rate Regulation and Rates

Chugach submitted quarterly SRF filings which resulted in a demand and energy rate increase of 2.7% and 1.5% for retail customers and Seward, respectively, effective November 1, 2018; an increase to demand and energy rates of 0.6% and 3.3% for retail customers and Seward, respectively, effective February 1, 2019; and an increase to demand and energy rates of 0.8% for retail customers and 0.2% for Seward, effective May 1, 2019.

Petition to Increase TIER

On January 15, 2019, Chugach submitted a Petition to the RCA requesting to increase its system target TIER from 1.35 to 1.55. If approved, and assuming no other changes on the system, this change would increase annual margins by approximately $4.0 million. Chugach has extended the statutory deadline for the decision from July 2019 to October 2019.

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins decreased $0.7 million, or 23.7%, during the first quarter of 2019 compared to the first quarter of 2018, primarily due to increased administrative, general, and other expense.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, did not materially change in the first quarter of 2019 compared to the first quarter of 2018.  Retail revenue increased $0.8 million, or 1.5%, primarily due to higher base rates and wholesale revenue increased $0.1 million, or 7.7%, primarily due to higher fuel and purchase power costs recovered through the fuel and purchased power adjustment process.  These increases were somewhat offset by lower wheeling revenue.

Economy revenue did not materially change in the first quarter of 2019 compared to the first quarter of 2018.

Miscellaneous revenue decreased $1.1 million, or 44.0%, in the first quarter of 2019 compared to the first quarter of 2018, primarily due to lower wheeling.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to Seward contributed approximately $0.3 million to Chugach’s fixed costs for each of the quarters ended March 31, 2019 and 2018.

See “ITEM 1 – FINANCIAL STATEMENTS – Note 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS,” for a table showing the base rate sales and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended March 31, 2019 and 2018.

The following table summarizes kWh sales for the quarter ended March 31:

Customer	2019 kWh	2018 kWh

Retail	286,014,001	293,232,377
Wholesale	14,140,576	14,351,206
Economy Energy	0	207,000
Total	300,154,577	307,790,583

From the first quarter of 2018 to the first quarter of 2019, base demand and energy rates increased 5.5% to retail and 7.6% to Seward, respectively. The increases are the result of the net impact associated with final rates from Chugach’s SRF process.

Total operating expenses increased $0.8 million, or 1.8%, in the first quarter of 2019 compared to the first quarter of 2018, primarily due to higher purchased power expense and increased administrative, general, and other expense, which was somewhat offset by lower fuel expense.

Fuel expense decreased $3.7 million, or 20.3%, in the first quarter of 2019 compared to the first quarter of 2018, primarily due to a lower average effective delivered price as well as lower storage costs. In the first quarter of 2019, Chugach purchased 1,978,734 Mcf of fuel at an average effective delivered price of $6.99 per Mcf. The amount of fuel purchased does not include fuel produced at BRU.    In the first quarter of 2019, Chugach used 233,033 Mcf of fuel produced at BRU.  In the first quarter of 2018, Chugach reported the amount used, including fuel produced at BRU, of 2,194,538 Mcf at an average effective delivered price of $7.86 per Mcf.  For comparative purposes, we have recalculated the 2018 average effective delivered price to only reflect the amount purchased.  In the first quarter of 2018, Chugach purchased 2,016,410 Mcf of fuel at an average effective delivered price of $8.55 per Mcf.  In the first quarter of 2018, Chugach used 271,167 Mcf of fuel produced at BRU.

Production expense increased $0.4 million, or 9.8%, in the first quarter of 2019 compared to the first quarter of 2018, primarily due to amortization associated with Beluga Unit 3 maintenance and the Cooper Lake dredging project.

Purchased power expense increased $2.8 million, or 68.8%, in the first quarter of 2019 compared to the first quarter of 2018, primarily due to increased energy purchased at a higher average effective price. In the first quarter of 2019, Chugach purchased 74,319 MWh of energy at an average effective price of 8.12 cents per kWh. In the first quarter of 2018, Chugach purchased 53,270 MWh of energy at an average effective price of 6.24 cents per kWh.

Transmission expense increased $0.4 million, or 20.1%, in the first quarter of 2019 compared to the first quarter of 2018, primarily due to increased expense labor associated with earthquake assessment and repair as well as higher vegetation clearing.

Distribution expense did not materially change in the first quarter of 2019 compared to the first quarter of 2018.

Consumer accounts expense decreased $0.2 million, or 8.2%, in the first quarter of 2019 compared to the first quarter of 2018, primarily due to higher advertising expenses in 2018 associated with the ML&P Acquisition.  The decrease in 2019 was somewhat offset by higher payment processing costs.

Administrative, general and other expense increased $0.8 million, or 14.1%, in the first quarter of 2019 compared to the first quarter of 2018, primarily due to higher legal and regulatory expenses as well as cancelled projects.

Depreciation and amortization increased $0.5 million, or 6.6%, in the first quarter of 2019 compared to the first quarter of 2018, primarily due to adjustments from project closeouts in 2018.

Interest on long-term and other debt and interest charged to construction did not materially change in the first quarter of 2019 compared to the first quarter of 2018.

Non-operating margins increased $0.2 million in the first quarter of 2019 compared to the first quarter of 2018, primarily due to the gain in value of marketable securities.

Financial Condition

Assets

Total assets did not materially change from December 31, 2018, to March 31, 2019.  Decreases in cash and cash equivalents, marketable securities, accounts receivable, and fuel stock were somewhat offset by increases in net utility plant, operating lease right-of-use assets, and prepayments over the same period. Cash and cash equivalents decreased $1.5 million, or 25.2% and marketable securities decreased $1.1 million, or 17.4%, primarily due to timing of payments of principal and interest on long-term obligations.  Accounts receivable decreased $4.1 million, or 13.0%, primarily due to a decrease in energy sales from winter to spring.  Fuel stock decreased $2.2 million, or 18.7%, due to use of fuel from fuel storage facility.  Net utility plant increased $1.1 million, or 0.2%, due to the extension and replacement of plant in excess of depreciation. Prepayments increased $1.7 million, or 76.7%, primarily due to prepayment of insurance for 2019.

Liabilities and Equity

Total liabilities, equities and margins did not materially change from December 31, 2018, to March 31, 2019. Decreases in patronage capital and patronage capital payable, long-term obligations, accrued interest, fuel cost over-recovery, and cost of removal obligation were somewhat offset by increases in commercial paper, accounts payable, and other liabilities. Patronage capital decreased $2.6 million, or 1.5% and patronage capital payable decreased $1.5 million, or 43.1% due to the retirement of wholesale capital credits and classification as current patronage payable under other liabilities.  Long-term obligations decreased $23.4 million, or 5.5%, accrued interest decreased $4.7 million, or 82.8%, and commercial paper increased $24.0 million, or 39.3%, primarily due to issuance of commercial paper due to the timing of payments of principal and accrued interest on long-term obligations. Fuel cost over-recovery decreased $1.0 million, or 28.9%, primarily due to the collection of the prior quarter’s fuel and purchased power costs. Cost of removal obligation decreased $3.5 million, or 5.6% primarily due to an adjustment of the cost of removal calculation and estimate. Accounts payable increased $0.9 million, or 9.0%, due to the timing of cash payments.  Other current liabilities increased $6.8 million, or 67.1%, due to an increase in current patronage capital payable from retirements of wholesale patronage as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Summary

Chugach ended the first quarter of 2019 with $5.9 million of cash, cash equivalents, and restricted cash equivalents down from $7.4 million at December 31, 2018. Chugach also had $5.2 million and $6.3 million in marketable securities at March 31, 2019 and December 31, 2018, respectively. Chugach did not utilize its $50.0 million line of credit maintained with NRUCFC in the first quarter, therefore, this line of credit had no outstanding balance and the available borrowing capacity under this line was $50.0 million at March 31, 2019. Chugach issued additional commercial paper and ended the first quarter with $85.0 million of commercial paper outstanding, thus the available borrowing capacity under the commercial paper program at March 31, 2019, was $65.0 million.

Cash equivalents consist of all highly liquid debt instruments, with a maturity of three months or less when purchased, and a concentration account with First National Bank Alaska (“FNBA”).

Cash Flows

The following table summarizes Chugach’s cash flows from operating, investing and financing activities for the three months ended March 31, 2019 and 2018.

	2019	2018
Total cash provided by (used in):
Operating activities	$6,929,308	$10,996,961
Investing activities	(9,298,862)	(3,302,417)
Financing activities	839,673	(11,133,306)
Increase (decrease) in cash and cash equivalents	$(1,529,881)	$(3,438,762)

Operating Activities

Cash provided by operating activities was $6.9 million for the three months ended March 31, 2019, compared with $11.0 million for the three months ended March 31, 2018. The decrease in cash provided by operating activities was primarily due to lower sales at the end of 2018 compared to 2017, and therefore, less collection of receivables in the first quarter of 2019 compared to the first quarter 2018.  The increase in prepayments and deferred charges during the three months ended March 31, 2019, compared to the same period in 2018 also contributed to the decrease, as well as more cash used for accounts payable. These were somewhat offset by less cash used for fuel purchases as more fuel was withdrawn from storage.

Deferred charges associated with the ML&P acquisition and integration for the three months ended March 31, 2019, was $2.0 million and is estimated to be $37.9 million for the full year.

Investing Activities

Cash used in investing activities was $9.3 million for the three months ended March 31, 2019, compared with $3.3 million for the three months ended March 31, 2018. The change in cash used in investing activities was primarily due to more cash used for extension and replacement of plant primarily due to an increase in construction activity during the three months ended March 31, 2019.

Capital construction through March 31, 2019, was $10.9 million and is estimated to be $33.9 million for the full year. Capital improvement expenditures are expected to increase during the second quarter as the construction season begins.

Financing Activities

Cash provided by financing activities was $0.8 million for the three months ended March 31, 2019, compared with cash used by financing activities of $11.1 million for the three months ended March 31, 2018. The change in cash provided in financing activities was primarily due to an increase in proceeds from issuances of commercial paper in 2019.

Sources of Liquidity

Chugach satisfies its operational and capital cash requirements through internally generated funds, a $50.0 million line of credit from NRUCFC and a $150.0 million commercial paper program. At March 31, 2019, there was no outstanding balance on the NRUCFC line of credit and $85.0 million of outstanding commercial paper. Therefore, at March 31, 2019, the available borrowing capacity under Chugach’s line of credit with NRUCFC was $50.0 million and the available commercial paper capacity was $65.0 million.

Commercial paper can be repriced between one day and 270 days. The average commercial paper balance for the three months ended March 31, 2019, was $61.8 million with a corresponding weighted average interest rate of 2.78%. The maximum amount of outstanding commercial paper for the three months ended March 31, 2019, was $85.0 million.

The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding monthly weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate
January	$56.8	2.81%
February	$55.2	2.77%
March	$72.8	2.77%

At March 31, 2019, Chugach had a term loan facility with CoBank. Loans made under these facilities are evidenced by the 2016 CoBank Note, which is governed by the Second and Amended and Restated Master Loan Agreement dated June 30, 2016 and secured by the Indenture.

At March 31, 2019, Chugach had the following outstanding with this facility:

	Principal Balance	Interest Rate	Maturity Date	Principal Payment Dates

2016 CoBank Note	$36,366,000	2.58%	2031	2018-2031

Under the Indenture, additional obligations may be sold by Chugach upon the basis of bondable additions and the retirement or defeasance of or principal payments on previously outstanding obligations. The principal payment capacity as of March 15, 2019, was $127.5 million.  Chugach’s ability to sell additional debt obligations will be dependent on the market’s perception of Chugach’s financial condition and Chugach’s continuing compliance with financial covenants contained in its debt agreements.

Chugach management continues to expect that cash flows from operations and external funding sources, including additional commercial paper borrowings, will be sufficient to cover operational, financing and capital funding requirements in 2019 and thereafter.

CRITICAL ACCOUNTING POLICIES

As of March 31, 2019, there have been no significant changes in Chugach’s critical accounting policies as disclosed in Chugach’s 2018 Annual Report on Form 10-K. This includes policies regarding electric utility regulation.

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

The three utility owners of the Eklutna Hydro Project (Chugach, ML&P, and MEA) are obligated by a 1991 Fish & Wildlife Agreement to develop and implement measures to protect, mitigate, and enhance the fish and wildlife impacted by the project (PME program).  The program is to be approved by the Governor of Alaska with completion of the program no later than October of 2032, 35 years after its purchase.  The owners initiated a required consultation process with key government agencies and interested parties in March 2019.  The agreement requires equal consideration of; 1) efficient and economical power production, 2) energy conservation, 3) protection, mitigation of damage to, and enhancement of fish and wildlife, 4) protection of recreation opportunities, 5) municipal water supplies, 6) preservation of other aspects of environmental quality, 7) other beneficial public uses, 9) and requirement of State law.  The hydro project and municipal water system currently utilize 100% of the water inflows.

The Clean Air Act and Environmental Protection Agency (“EPA”) regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants. New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs. An Executive Order promoting energy independence and economic growth was issued on March 28, 2017, by the President instructing the EPA to review the Clean Power Plan (“CPP”).  On August 21, 2018 the EPA proposed the Affordable Clean Energy (“ACE”) rule which would establish emission guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. The ACE rule would replace the 2015 CPP, which EPA has proposed to repeal because it exceeded EPA authority.  The CPP was stayed by the U.S. Supreme Court and has never gone into effect.  The comment period for the proposed ACE rule has closed and the EPA is currently reviewing and responding to the comments received. When the final rule is promulgated it is certain to face legal challenge.  The proposed ACE rule regulation, in its current form, is not expected to have a material effect on Chugach’s financial condition, results of operations, or cash flows. While Chugach cannot predict the implementation of any additional new law or regulation, or the limitations thereof, it is possible that new laws or regulations could increase capital and operating costs. Chugach has obtained or applied for all Clean Air Act permits currently required for the operation of generating facilities.

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

Interest Rate Risk

At March 31, 2019, short- and long-term debt was comprised of the 2011, 2012, and 2017 Series A Bonds, the 2016 CoBank Note and outstanding commercial paper.

The interest rates of the 2011, 2012, and 2017 Series A Bonds, and 2016 CoBank Note are fixed and set forth in the table below with the carrying value and fair value (dollars in thousands) at March 31, 2019.

	Maturing	Interest Rate	Carrying Value	Fair Value
2011 Series A, Tranche A	2031	4.20%	$54,000	$54,499
2011 Series A, Tranche B	2041	4.75%	135,667	144,355
2012 Series A, Tranche A	2032	4.01%	48,750	48,691
2012 Series A, Tranche B	2042	4.41%	74,000	77,023
2012 Series A, Tranche C	2042	4.78%	50,000	53,732
2017 Series A, Tranche A	2037	3.43%	36,000	34,392
2016 CoBank Note	2031	2.58%	36,366	34,586
Total			$434,783	$447,278

Chugach is exposed to market risk from changes in interest rates associated with its credit facility. Chugach’s credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the LIBOR or the base rate or prime rate of our lenders. At March 31, 2019, Chugach had $85.0 million of commercial paper outstanding.  Based on this balance a 100 basis-point rise or decline in interest rates would increase or decrease our interest expense by approximately $0.9 million.

Commodity Price Risk

Because fuel and purchased power costs are passed directly to wholesale and retail customers through a fuel and purchased power recovery process, fluctuations in the price paid for gas pursuant to gas supply contracts does not normally impact margins.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of Chugach management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), Chugach conducted an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e). Based on this evaluation, the CEO and CFO each concluded that as of the end of the period covered by this report, disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in Chugach’s periodic reports to the Securities and Exchange Commission (“SEC”), ensures that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Effective January 1, 2019, Chugach began application of Accounting Standards Codification 842, Leases (Topic 842). Although adoption of Topic 842 had an immaterial impact on our financial statements, we implemented certain changes to our contract review process to ensure that any future leases will be identified and accounted for properly according to the new standard.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information required by this Item is contained in Note 12 to the “Notes to Financial Statements” within Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS

Recovery of Fuel and Purchased Power Costs

The RCA approved inclusion of all fuel, purchased power, and transportation costs related to our current contracts in the calculation of Chugach’s fuel and purchased power adjustment process which will ensure, in advance, that costs incurred under the contracts can be recovered from Chugach’s customers. The fuel and purchased power adjustment process collects under-recoveries and refunds over-recoveries from prior periods with minimal regulatory lag. Chugach's fuel and purchased power adjustment process includes quarterly filings with the RCA, which set the rates on projected costs, sales and system operations for the quarter. Any under- or over-recovery of costs is incorporated into the following quarterly filing. Chugach over-recovered $2.4 million at March 31, 2019, and had over-recovered $3.4 million at December 31, 2018. To the extent the regulated fuel and purchased power adjustment process does not provide for the timely recovery of costs, Chugach could experience a material negative impact on its cash flows. Chugach has line of credit and commercial paper borrowing capacity to mitigate this risk.

ML&P Acquisition

In December 2017, the Mayor of Anchorage, Alaska, announced plans to place a proposition on the April 3, 2018 municipal ballot allowing the voters to authorize the sale of ML&P to Chugach. The proposition was approved by Anchorage voters 65.08% to 34.92% per the certified election results.  Chugach and the MOA negotiated final sales agreements and associated documents.  The sale of ML&P was approved by the Anchorage Assembly on December 4, 2018 and the Chugach Board of Directors gave its final approval on December 19, 2018.  The agreements and associated documents were executed on December 28, 2018.  Pursuant to these agreements and associated documents, on April 1, 2019, Chugach submitted the Joint Request for Necessary Approvals for Acquisition of Anchorage Municipal Light and Power, and the Petition for Approvals Needed to Acquire Anchorage Municipal Light and Power and Application to Amend Certificate of Public Convenience and Necessity No. 8 to the RCA.  The RCA accepted the filing as complete on April 18, 2019, and the procedural conference was held on April 22, 2019.  On May 8, 2019, the RCA issued an order indicating that a final order in the case will be issued by November 19, 2019.  In addition, the RCA granted the petitions to intervene filed by MEA; Providence Health and Services (“Providence”); GVEA; the Federal Executive Agencies (“FEA”); and HEA / Alaska Electric and Energy Cooperative, Inc.  For more information, see “ITEM 1 – FINANCIAL STATEMENTS – Note 10 – ML&P ACQUISITION.”   There are many risks associated with the proposed acquisition including, but not limited to, regulatory approvals, incurrence of substantial debt, interest rate risk, realization of expected benefits and savings, etc., which could have a negative impact on our business, financial condition, or cost of electric service.

For information regarding additional risk factors, refer to Item 1A of Chugach’s Annual Report on Form 10-K for the year ended December 31, 2018. Except as noted above, these risk factors have not materially changed as of March 31, 2019.

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Lee D. Thibert
Lee D. Thibert
Chief Executive Officer

By:	/s/ Sherri L. Highers
Sherri L. Highers
Chief Financial Officer

Date:	May 10, 2019