Form 10-Q
period 2019-06-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2019-08-09
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the unaudited financial statements of Chugach as of and for the quarter ended June 30, 2019, follow.

Chugach Electric Association, Inc.

Consolidated Balance Sheets

(Unaudited)

Assets	June 30, 2019	December 31, 2018

Utility plant:
Electric plant in service	$1,236,459,969	$1,216,663,092
Construction work in progress	14,170,391	17,272,307
Total utility plant	1,250,630,360	1,233,935,399
Less accumulated depreciation	(545,192,611)	(529,099,451)
Net utility plant	705,437,749	704,835,948

Other property and investments, at cost:
Nonutility property	76,889	76,889
Operating lease right-of-use assets	1,025,106	0
Investments in associated organizations	8,155,603	8,570,046
Special funds	2,132,485	1,890,221
Restricted cash equivalents	108,000	108,000
Total other property and investments	11,498,083	10,645,156

Current assets:
Cash and cash equivalents	2,199,574	6,106,995
Special deposits	54,300	54,300
Restricted cash equivalents	1,225,258	1,213,974
Marketable securities	0	6,316,583
Accounts receivable, net	25,600,024	31,165,249
Materials and supplies	16,559,823	16,223,477
Fuel stock	10,003,214	11,952,086
Prepayments	3,557,760	2,227,117
Other current assets	303,381	241,279
Total current assets	59,503,334	75,501,060

Other non-current assets:
Deferred charges, net	39,288,829	37,668,424
Total other non-current assets	39,288,829	37,668,424

Total assets	$815,727,995	$828,650,588

		(Continued)

Chugach Electric Association, Inc.

Consolidated Balance Sheets (continued)

(Unaudited)

Liabilities, Equities and Margins	June 30, 2019	December 31, 2018

Equities and margins:
Memberships	$1,761,182	$1,748,172
Patronage capital	173,370,711	177,823,597
Other	15,079,726	14,952,925
Total equities and margins	190,211,619	194,524,694

Long-term obligations, excluding current installments:
Bonds payable	449,999,997	398,416,664
Notes payable	32,376,000	33,972,000
Less unamortized debt issuance costs	(2,780,509)	(2,425,247)
Operating lease liabilities	834,925	0
Total long-term obligations	480,430,413	429,963,417

Current liabilities:
Current installments of long-term obligations	26,798,849	26,608,667
Commercial paper	8,000,000	61,000,000
Accounts payable	8,662,054	9,538,749
Consumer deposits	4,657,070	4,845,611
Fuel cost over-recovery	2,923,764	3,388,295
Accrued interest	5,719,982	5,671,840
Salaries, wages and benefits	8,170,284	7,863,112
Fuel	5,066,918	5,844,856
Other current liabilities	9,118,964	10,085,556
Total current liabilities	79,117,885	134,846,686

Other non-current liabilities:
Deferred compensation	1,573,178	1,359,878
Other liabilities, non-current	771,838	580,841
Deferred liabilities	752,523	764,834
Patronage capital payable	1,931,295	3,393,253
Cost of removal obligation / asset retirement obligation	60,939,244	63,216,985
Total other non-current liabilities	65,968,078	69,315,791

Total liabilities, equities and margins	$815,727,995	$828,650,588

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Operating revenues	$47,540,088	$45,988,583	$103,367,326	$102,045,861

Operating expenses:
Fuel	12,788,246	12,554,088	27,526,795	31,041,678
Production	4,683,375	4,183,286	9,542,186	8,607,205
Purchased power	4,877,990	4,212,015	11,771,001	8,294,903
Transmission	1,634,714	1,741,184	4,022,783	3,729,188
Distribution	3,867,859	3,885,589	7,424,478	7,621,549
Consumer accounts	1,753,002	1,651,942	3,466,561	3,517,651
Administrative, general and other	6,620,509	5,870,304	12,946,367	11,415,273
Depreciation and amortization	7,724,380	7,394,219	15,550,749	14,737,296
Total operating expenses	43,950,075	41,492,627	92,250,920	88,964,743

Interest expense:
Long-term debt and other	5,590,422	5,501,411	11,147,036	11,116,146
Charged to construction	(84,099)	(67,498)	(185,057)	(124,861)
Interest expense, net	5,506,323	5,433,913	10,961,979	10,991,285
Net operating margins	(1,916,310)	(937,957)	154,427	2,089,833

Nonoperating margins:
Interest income	142,663	191,113	311,815	350,696
Allowance for funds used during construction	37,950	28,125	83,507	51,998
Capital credits, patronage dividends and other	18,626	(108,815)	118,757	(192,101)
Total nonoperating margins	199,239	110,423	514,079	210,593

Assignable margins	$(1,717,071)	$(827,534)	$668,506	$2,300,426

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Changes in Equities and Margins

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Memberships:
Balance at beginning of period	$1,753,742	$1,724,759	$1,748,172	$1,719,154
Memberships and donations received	7,440	7,903	13,010	13,508
Balance at end of period	$1,761,182	$1,732,662	$1,761,182	$1,732,662
Other equities and margins:
Balance at beginning of period	15,035,783	14,650,759	14,952,925	14,653,253
Unclaimed capital credits retired	(4,341)	(10,889)	(5,918)	(13,459)
Memberships and donations received	48,284	158,605	132,719	158,681
Balance at end of period	$15,079,726	$14,798,475	$15,079,726	$14,798,475
Patronage capital:
Balance at beginning of period	175,198,092	176,056,635	177,823,597	172,928,887
Assignable margins	(1,717,071)	(827,534)	668,506	2,300,426
Retirement/net transfer of capital credits	(110,310)	(395,040)	(5,121,392)	(395,252)
Balance at end of period	$173,370,711	$174,834,061	$173,370,711	$174,834,061
Total equities and margins	$190,211,619	$191,365,198	$190,211,619	$191,365,198

See accompanying notes to financial statements

Chugach Electric Association, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Assignable margins	$668,506	$2,300,426
Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation and amortization	15,550,749	14,737,296
Amortization and depreciation cleared to operating expenses	3,607,234	2,517,243
Allowance for funds used during construction	(83,507)	(51,998)
Write off of inventory, deferred charges and projects	484,649	127,681
Other	(112,604)	208,450
(Increase) decrease in assets:
Accounts receivable, net	4,278,299	9,255,648
Fuel cost under-recovery	0	3,250,815
Materials and supplies	(347,346)	(886,757)
Fuel stock	1,948,872	(2,097,957)
Prepayments	(1,330,643)	1,736,547
Other assets	(62,101)	76,595
Deferred charges	(4,457,105)	(2,458,074)
Increase (decrease) in liabilities:
Accounts payable	(428,416)	1,280,213
Consumer deposits	(188,541)	(251,886)
Fuel cost over-recovery	(464,531)	0
Accrued interest	48,142	(308,527)
Salaries, wages and benefits	307,172	987,178
Fuel	(777,938)	(2,103,131)
Other current liabilities	(2,022,672)	(94,221)
Deferred liabilities	(17,313)	(3,698)
Net cash provided by operating activities	16,600,906	28,221,843
Cash flows from investing activities:
Return of capital from investment in associated organizations	414,443	414,012
Investment in special funds	(14,855)	(296,047)
Investment in marketable securities and investments-other	(22,430)	(1,423,399)
Proceeds from the sale of marketable securities	6,437,508	1,672,465
Extension and replacement of plant	(19,481,053)	(9,708,321)
Net cash used in investing activities	(12,666,387)	(9,341,290)
Cash flows from financing activities:
Payments for debt issue costs	(472,332)	0
Net increase (decrease) in short-term obligations	(53,000,000)	3,000,000
Proceeds from long-term obligations	75,000,000	0
Repayments of long-term obligations	(25,012,667)	(25,012,667)
Memberships and donations received	139,811	158,730
Retirement of patronage capital and estate payments	(6,583,350)	(395,252)
Proceeds from consumer advances for construction	2,097,882	2,162,439
Net cash used in financing activities	(7,830,656)	(20,086,750)
Net change in cash, cash equivalents, and restricted cash equivalents	(3,896,137)	(1,206,197)
Cash, cash equivalents, and restricted cash equivalents at beginning of period	$7,428,969	$7,201,759
Cash, cash equivalents, and restricted cash equivalents at end of period	$3,532,832	$5,995,562
Supplemental disclosure of non-cash investing and financing activities:
Cost of removal obligation	$(2,277,741)	$1,231,344
Extension and replacement of plant included in accounts payable	$1,657,083	$2,470,626
Patronage capital retired/net transferred and included in other current liabilities	$0	$2,000,000
Supplemental disclosure of cash flow information - interest expense paid, net of amounts capitalized	$10,317,686	$10,725,424

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

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

June 30, 2019 and 2018

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

c. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the six month periods ended June 30, 2019 and 2018 was in compliance with that provision.

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

June 30, 2019 and 2018

d. Cash, Cash Equivalents, and Restricted Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$2,199,574	$6,106,995
Restricted cash equivalents	1,225,258	1,213,974
Restricted cash equivalents included in other property and investments	108,000	108,000
Total cash, cash equivalents and restricted cash equivalents shown in the consolidated statements of cash flows	$3,532,832	$7,428,969

Restricted cash equivalents include funds on deposit for future workers’ compensation claims.

e. Marketable Securities

Chugach’s marketable securities had consisted of bond mutual funds, corporate bonds, and certificates of deposit with a maturity less than 12 months, classified as trading securities, reported at fair value with gains and losses in earnings. Interest and dividend income from marketable securities is included in nonoperating margins – interest income, and was $91.7 thousand and $196.0 thousand at June 30, 2019 and 2018, respectively.  Chugach sold all marketable securities and recognized a loss during the second quarter of 2019.  Net gains and losses on marketable securities are included in nonoperating margins – capital credits, patronage dividends and other, and are summarized as follows:

	Six months ended June 30, 2019	Six months ended June 30, 2018
Net gains (losses) recognized during the period on trading securities	$98,495	$(181,257)
Less: Net gains (losses) recognized during the period on trading securities sold during the period	98,495	(77,597)
Unrealized gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$0	$(103,660)

f. Accounts Receivable

Included in accounts receivable are amounts invoiced to ML&P for their proportionate share of current Southcentral Power Project (“SPP”) costs, which amounted to $1.0 million and $1.4 million at June 30, 2019 and December 31, 2018, respectively.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

g. Fuel Stock

Fuel Stock is the weighted average cost of fuel injected into Cook Inlet Natural Gas Storage, LLC (“CINGSA”). Chugach’s fuel balance in storage amounted to $10.0 million and $12.0 million at June 30, 2019, and December 31, 2018, respectively.

h. Investments in Associated Organizations

Chugach’s investments in associated organizations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment, if any. There were no impairments of these investments recognized during the six months ended June  30, 2019 or 2018.

4.      REVENUE FROM CONTRACTS WITH CUSTOMERS

a. Nature of goods and services

The following is a description of the contracts and customer classes from which Chugach generates revenue.

i. Energy Sales

Energy sales revenues are Chugach’s primary source of revenue, representing approximately 96.6% and 94.7% of total operating revenue during the six months ended June 30, 2019 and 2018, respectively. Energy sales revenues are recognized upon delivery of electricity, based on billing rates authorized by the RCA, which are applied to customers’ usage of electricity. Chugach’s rates are established, in part, on test period sales levels that reflect actual operating results. Chugach's tariffs include provisions for the recovery of gas costs according to gas supply contracts and costs associated with the BRU operations, as well as purchased power costs.

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

June 30, 2019 and 2018

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

Chugach calculates unbilled revenue, for residential and commercial customers, at the end of each month to ensure the recognition of a full month of revenue. Chugach accrued $7,936,992 and $7,749,823 of unbilled retail revenue at June 30, 2019 and 2018, respectively, which is included in accounts receivable on the balance sheet. Revenue derived from wholesale and economy customers is recorded from metered locations on a calendar month basis, so no estimation is required.

The collectability of our energy sales is very high with typically 0.10% written off as bad debt expense, adjusted annually.

There were no costs associated with obtaining any of these contracts, therefore no asset was recognized or recorded associated with obtaining any contract.

ii. Wheeling

Wheeling represented 2.2% and 4.1% of our revenue during the six months ended June 30, 2019 and 2018, respectively.  Wheeling was recorded through the wheeling of energy across Chugach’s transmission lines at rates set by utility tariff and approved by the RCA. The rates are applied to MWh of energy wheeled. The collectability of wheeling is very high, with no adjustment required.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

iii. Other Miscellaneous Services

Other miscellaneous services consist of various agreements including dispatch service and gas transfer agreements, pole rentals and microwave bandwidth. Revenue from these agreements is billed monthly and represented 1.1% and 1.2% of our total operating revenue during the six months ended June 30, 2019 and 2018, respectively. The revenue recognized from these agreements is recorded as the service is provided over a period of time. The collectability of these agreements is very high, with no adjustment required.

b. Disaggregation of Revenue

The table below details the revenue recognized by customer class and disaggregates base revenue from fuel and purchased power revenue recognized in the Consolidated Statement of Operations for the second quarter of 2019 and 2018 (in millions).

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2019	2018	% Variance	2019	2018	% Variance	2019	2018	% Variance
Retail	$28.9	$27.9	3.6%	$15.2	$14.0	8.6%	$44.1	$41.9	5.3%
Wholesale	$0.5	$0.5	0.0%	$0.8	$0.8	0.0%	$1.3	$1.3	0.0%
Economy	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%
Total Energy Sales	$29.4	$28.4	3.5%	$16.0	$14.8	8.1%	$45.4	$43.2	5.1%
Wheeling	$0.0	$0.0	0.0%	$1.5	$2.2	(31.8%)	$1.5	$2.2	(31.8%)
Gas Sales	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%
Other	$0.6	$0.6	0.0%	$0.0	$0.0	0.0%	$0.6	$0.6	0.0%
Total Miscellaneous	$0.6	$0.6	0.0%	$1.5	$2.2	(31.8%)	$2.1	$2.8	(25.0%)
Total Revenue	$30.0	$29.0	3.4%	$17.5	$17.0	2.9%	$47.5	$46.0	3.3%

The table below details the revenue recognized by customer class and disaggregates base revenue from fuel and purchased power revenue recognized in the Consolidated Statement of Operations for the six months ended June 30, 2019 and 2018 (in millions).

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2019	2018	% Variance	2019	2018	% Variance	2019	2018	% Variance
Retail	$62.0	$60.2	3.0%	$35.1	$33.8	3.8%	$97.1	$94.0	3.3%
Wholesale	$1.1	$1.0	10.0%	$1.7	$1.6	6.2%	$2.8	$2.6	7.7%
Economy	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%
Total Energy Sales	$63.1	$61.2	3.1%	$36.8	$35.4	4.0%	$99.9	$96.6	3.4%
Wheeling	$0.0	$0.0	0.0%	$2.3	$4.2	(45.2%)	$2.3	$4.2	(45.2%)
Gas Sales	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%
Other	$1.2	$1.2	0.0%	$0.0	$0.0	0.0%	$1.2	$1.2	0.0%
Total Miscellaneous	$1.2	$1.2	0.0%	$2.3	$4.2	(45.2%)	$3.5	$5.4	(35.2%)
Total Revenue	$64.3	$62.4	3.0%	$39.1	$39.6	(1.3%)	$103.4	$102.0	1.4%

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

c. Contract Balances

There were no contract assets at June 30, 2019, or at December 31, 2018. The table below provides information about contract receivables and contract liabilities.

	June 30, 2019	December 31, 2018
Contract receivables, included in accounts receivable	$22,961,370	$27,179,031
Contract liabilities	4,579,376	5,196,426

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

Significant changes in contract liabilities balances are as follows:

	June 30, 2019	December 31, 2018
Contract liabilities at beginning of period	$5,196,426	$1,581,481
Cash received, excluding amounts recognized as revenue during the period	4,344,789	5,196,426
Revenue recognized that was included in the contract liability balance at the beginning of the period	(4,961,839)	(1,581,481)
Contract liabilities at end of period	$4,579,376	$5,196,426

d. Transaction Price Allocated to Remaining Performance Obligations

The table below includes estimated revenue to be recognized during the remainder of 2019 related to performance obligations that are unsatisfied (or partially unsatisfied) at June 30, 2019.

2019
Credit balances	$1,655,612
Fuel cost over-recovery	2,923,764

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

June 30, 2019 and 2018

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

Chugach submitted quarterly SRF filings which resulted in a system demand and energy rate increase of 2.7% effective November 1, 2018; an increase of 0.7% effective February 1, 2019; an increase of 0.8% effective May 1, 2019; and an increase of 2.5% effective August 1, 2019.

Operation and Regulation of the Alaska Railbelt Electric and Transmission System

In June 2016, the RCA opened a docket to “evaluate the reliability and security standards and practices of Alaska Electric Utilities.” In 2017, Chugach and several other Alaska Railbelt utilities entered into a contract with GDS Associates, Inc. (“GDS”). GDS’s role was to facilitate discussion among all six Alaska Railbelt utilities and various stakeholders with an end goal of submitting to the RCA a Railbelt Reliability Council (“RRC”), including a governance structure, that will be responsible for adoption and enforcement of uniform reliability and interconnection standards and integrated transmission resource planning and evaluation on transition to a single regional load balancing area. GDS presented to the RCA during technical conferences in January and March of 2018. Chugach and the other utilities provided GDS’s final recommendation of the RRC to the RCA in May 2018. During the fourth quarter of 2018, the utilities reviewed and adapted the memorandum of understanding with GDS (“GDS MOU”) with the RCA. The utilities are currently in discussions with non-utility stakeholders to include their input in the RRC formation process. In parallel, the utilities and an affiliate of American Transmission Company  (“ATC”) were in discussions regarding the formation of a transmission-only utility. ATC, GVEA, HEA, ML&P, and Seward Electric System collectively dba the Alaska Railbelt Transmission Co (“ART”) filed with the RCA for a Railbelt-wide Transco Certificate of Public Convenience (“CPCN”) on February 25, 2019. At that time Chugach’s primary focus was on filing with the RCA for the transfer of the ML&P CPCN to Chugach, and we were unable to complete our due diligence on the Transco filing prior to the filing date. Neither Chugach nor MEA were a  party to this filing.  On March 15, 2019 the RCA initiated an order requesting comments on proposed legislative language which would authorize the RCA to designate or develop an Electric Reliability Organization (“ERO”). Chugach submitted comments on this proposed legislative language seeking to delay adoption until the RRC Governance Board can be formed but continued to work with the RCA and stakeholders to craft acceptable legislation. Subsequently, Chugach completed its review of the ART filing, determined the model not to be

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

in the best interest of our membership; and therefore, declined to participate in the ART Transco. Following Chugach’s decision not to participate, ART withdrew its filing.

Chugach and the members of Alaska Railbelt Cooperative Transmission and Electric Company (“ARCTEC”) continue to work with the other utilities and stakeholders to arrive at legislation and RRC organization acceptable to all Railbelt utilities and stakeholders.

In June 2016, in response to Docket I-16-002, Railbelt Utility Information Technology and Operations Technology, leadership began meeting to discuss Railbelt Cybersecurity. The Railbelt Utilities Managers group designated the Cybersecurity Working Group to review industry standards and provide a statement of work to develop Railbelt Cybersecurity Standards. On June 21, 2018, Chugach posted a Request for Proposal to hire a consultant to write the standards. A final draft was presented to the Railbelt Utility Managers on February 15, 2019. On July 10, 2019 a status update was provided to the RCA from the Railbelt Utility Managers announcing the completion of Alaska Critical Infrastructure Protection (“AKCIP”) Cybersecurity Standards, and collective agreement to adopt them effective January 1, 2020 and implement them according to the implementation schedules contained in the specific standards.

ML&P Acquisition

In December 2017, the Mayor of Anchorage, Alaska, announced plans to place a proposition on the April 3, 2018 municipal ballot allowing the voters to authorize the sale of ML&P to Chugach. The proposition was approved by Anchorage voters 65.08% to 34.92% per the certified election results.  Chugach and the Municipality of Anchorage (“MOA”) negotiated final sales agreements and associated documents.  The sale of ML&P was approved by the Anchorage Assembly on December 4, 2018 and the Chugach Board of Directors gave its final approval on December 19, 2018.  The agreements and associated documents were executed on December 28, 2018.  Pursuant to these agreements and associated documents, on April 1, 2019, Chugach submitted the Joint Request for Necessary Approvals for Acquisition of Anchorage Municipal Light and Power, and the Petition for Approvals Needed to Acquire Anchorage Municipal Light and Power and Application to Amend Certificate of Public Convenience and Necessity No. 8 to the RCA.  The RCA accepted the filing as complete on April 18, 2019, and the procedural conference was held on April 22, 2019.  On May 8, 2019, the RCA issued an order indicating that a final order in the case will be issued by November 19, 2019.  In addition, the RCA granted the petitions to intervene filed by MEA; Providence Health and Services (“Providence”); GVEA; the Federal Executive Agencies (“FEA”); and HEA / Alaska Electric and Energy Cooperative, Inc. Hearings on the acquisition are scheduled during August and September 2019.

In June 2019, Chugach and GVEA entered into a Memorandum of Understanding (MOU) in which Chugach agreed to provide GVEA non-firm energy, wheeling and ancillary services for a 3-year period under terms and conditions consistent with its operating tariff, and will make available 5 MW of Bradley Lake capacity to GVEA for a 5-year period.  Excluding fuel, the MOU is expected to provide over $10 million of additional revenue to the Chugach system over the term of the agreement.  GVEA has withdrawn its petition to intervene regarding the ML&P acquisition.  For more information, see “Note 10 – ML&P ACQUISITION.”

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

Petition to Increase Times Interest Earned Ratio (“TIER”)

On January 15, 2019, Chugach submitted a Petition to the RCA requesting to increase its system target TIER from 1.35 to 1.55. If approved, and assuming no other changes on the system, this change would increase annual margins by approximately $4.0 million.  The RCA opened a docket to review the petition, and invited the Office of the Attorney General, Regulatory Affairs and Public Advocacy Section (“RAPA”) to participate.  Chugach and RAPA entered a into stipulation that no disputed issues exist in this Docket. A hearing was held on July 15, 2019, and a decision by the RCA on the stipulation is expected by October 14, 2019.

6.      DEBT

Lines of Credit

Chugach maintains a $50.0 million line of credit with National Rural Utilities Cooperative Finance Corporation (“NRUCFC”). Chugach did not utilize this line of credit in the six months ended June 30, 2019. In addition, Chugach did not utilize this line of credit during 2018 and had no outstanding balance at December 31, 2018.  The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC. The borrowing rate was 4.00% at June  30, 2019, and 3.75% at December 31, 2018. The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. The NRUCFC line of credit was renewed September 29, 2017, and expires September 29, 2022. This line of credit is immediately available for unconditional borrowing.

Commercial Paper

On June 13, 2016, Chugach entered into a $150.0 million senior unsecured credit facility (“The Credit Agreement”) which is used to back Chugach’s commercial paper program. The pricing included an all-in drawn spread of one month London Interbank Offered Rate (“LIBOR”) plus 90.0 basis points, along with a 10.0 basis points facility fee (based on an A/A2/A unsecured debt rating).  The commercial paper can be repriced between one day and 270 days.  The participating banks included NRUCFC, KeyBank National Association, Bank of America, N.A.,  and CoBank, ACB.  The Credit Agreement was due to expire on June 13, 2021.

On July 30, 2019, Chugach entered into the First Amendment to the Credit Agreement, increasing the senior unsecured credit facility to $300.0 million and adding Wells Fargo Bank, N.A. as a participating bank and extending the Credit Agreement to July 30, 2024.    For more information, see “Note 14 – Subsequent Events.”

Chugach expects to continue issuing commercial paper in 2019, as needed. Chugach had $8.0 million and $61.0 million of commercial paper outstanding at June 30, 2019, and December 31, 2018, respectively.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

The following table provides information regarding average commercial paper balances outstanding for the quarter ended June 30, 2019, and 2018 (dollars in millions), as well as corresponding weighted average interest rates:

2019		2018
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$45.5	2.75%	$56.4	2.26%

Term Loans

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2016 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated June 30, 2016 (“CoBank Loan Agreement”), and secured by the Second Amended and Restated Indenture of Trust (“Indenture”). At June 30, 2019, Chugach had $35.6 million outstanding with CoBank.

Financing

On May 15, 2019, Chugach issued $75.0 million of First Mortgage Bonds, 2019 Series A, due May 15, 2049 (the “Bonds”).  The Bonds were issued for the purpose of repaying outstanding commercial paper used to finance Chugach’s capital improvement program and for general corporate purposes.  The Bonds bear interest at the rate of 3.86%.  Interest on the Bonds is due each May 15 and November 15, commencing on November 15, 2019.  Principal on the Bonds is due in varying installment amounts on an annual basis beginning May 15, 2021, resulting in an average life of approximately 12.0 years.  The Bonds are secured, ranking equally with all other long-term obligations, by a first lien on substantially all of Chugach’s assets, pursuant to the Seventh Supplemental Indenture to the Indenture, which Indenture initially became effective on January 20, 2011, as previously amended and supplemented.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

Debt Issuance Costs

The following table outlines debt issuance costs associated with long-term obligations, excluding current installments, at June 30, 2019.

	Long-term Obligations	Unamortized Debt Issuance Costs
2011 Series A Bonds	$178,999,997	$1,038,873
2012 Series A Bonds	162,000,000	899,285
2017 Series A Bonds	34,000,000	183,657
2019 Series A Bonds	75,000,000	472,332
2016 CoBank Note	32,376,000	186,362
	$482,375,997	$2,780,509

The following table outlines debt issuance costs associated with long-term obligations, excluding current installments, at December 31, 2018.

	Long-term Obligations	Unamortized Debt Issuance Costs
2011 Series A Bonds	$189,666,664	$1,096,801
2012 Series A Bonds	172,750,000	938,028
2017 Series A Bonds	36,000,000	188,904
2016 CoBank Note	33,972,000	201,514
	$432,388,664	$2,425,247

7.      RECENT ACCOUNTING PRONOUNCEMENTS

Issued, and adopted at June 30, 2019:

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

June 30, 2019 and 2018

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

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

June 30, 2019 and 2018

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

8.      LEASES

Effective January 1, 2019, Chugach began application of Accounting Standards Codification 842, Leases (Topic 842).  Adoption of the new standard requires recognition of leases on the balance sheet.  Chugach has no financing leases and several operating leases, most of which are various land easements.  Chugach identified three operating leases as right-of-use assets for a building, office equipment, and substation land lease, with remaining lease terms of one to 25 years and a weighted average lease term of 7.11 years. Chugach’s operating lease assets are presented as operating lease right-of-use assets on the consolidated balance sheet. The current portion of operating lease liabilities is included in current installments of long-term obligations and the long-term portion is presented as operating lease liabilities on the consolidated balance sheet.  A discount rate of 4.24% was used in calculating the right-to-use assets and lease liabilities.

Adoption had no impact on our consolidated statements of operations.  The recognition of the right-of-use asset and operating lease liability represents a non-cash investing and financing activity.  Total operating lease expense for the six months ended June 30, 2019, was $452,742, primarily associated with land easements and helicopter services.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

Supplemental cash flow information associated with leases:

Six months ended June 30, 2019
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating leases	$111,750
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,025,106

Supplemental balance sheet information associated with leases at June  30 were:

2019
Operating lease right-of-use assets	$1,025,106
Operating lease liabilities	$834,925
Current installments of lease liabilities	190,181
Total operating lease liabilities	$1,025,106

Maturities associated with lease liabilities:

June 30, 2019
2019	$118,260
2020	225,840
2021	225,000
2022	225,000
2023	225,000
Thereafter	171,000
Total lease payments	1,190,100
Less imputed interest	164,994
Present value of lease liabilities	$1,025,106

Chugach entered into a Power Purchase Agreement with Fire Island Wind, LLC, (“FIW”) on June 21, 2011. The Fire Island Wind contract contains a lease because the agreement identifies an asset (the wind farm is explicitly specified in the agreement and FIW does not have substantive substitution rights) and Chugach controls the use of the asset (it takes 100% of the output and, to the extent there is wind, can control how and when the wind farm produces power directly through its supervisory control and data acquisition (“SCADA”) system).  However, due to the exclusively variable nature of the payments related to Fire Island Wind, no new assets or liabilities have been added to the balance sheet, no changes were made to the cash flow statement, and the variable payments are still classified as purchased power expense on the statement of operations. The amount of the variable payments included in purchased power for the six months ended June 30, 2019, was $2,306,187.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

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

Chugach sold all marketable securities in the second quarter of 2019, using the funds for patronage capital payments to HEA and MEA.  Chugach had no marketable securities at June 30, 2019.  The table below presents the balance of Chugach’s marketable securities measured at fair value on a recurring basis at December 31, 2018. Chugach’s bond mutual funds were measured using quoted prices in active markets. Chugach had no other assets or liabilities measured at fair value on a recurring basis at June 30, 2019, or at December 31, 2018.

December 31, 2018	Total	Level 1	Level 2	Level 3
Bond mutual funds	$6,316,583	$6,316,583	$0	$0

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The fair value of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying value due to their short-term nature.

The estimated fair values (in thousands) of long-term obligations included in the financial statements at June 30, 2019, are as follows:

	Carrying Value	Fair Value Level 2
Long-term obligations (including current installments)	$508,985	$537,470

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

On December 28, 2018, Chugach entered into the Asset Purchase and Sale Agreement (“APA”) with the MOA to acquire substantially all of the assets, and certain specified liabilities of ML&P, subject to approval by the RCA. On December 28, 2018, Chugach also entered into an Eklutna Power Purchase Agreement (“PILT Agreement”), a Payment in Lieu of Taxes Agreement and a BRU Fuel Agreement (“Ancillary Agreements”) with the MOA.

During the first week of April 2019, pursuant to the APA, Chugach and the MOA jointly submitted applications to amend their respective CPCNs to permit Chugach to provide electric service in ML&P’s legacy service territory.  The RCA accepted the filing as complete on April 18, 2019, and a procedural conference was held on April 22, 2019.  On May 8, 2019, the RCA issued an order indicating that a final order in the case will be issued by November 19, 2019.  In addition, the RCA granted the petitions to intervene filed by MEA; Providence Health and Services (“Providence”); GVEA; the Federal Executive Agencies (“FEA”); and HEA / Alaska Electric and Energy Cooperative, Inc. Hearings on the acquisition are scheduled during August and September 2019.

In June 2019, Chugach and GVEA entered into a Memorandum of Understanding (“MOU”) in which Chugach agreed to provide GVEA non-firm energy, wheeling and ancillary services for a 3-year period under terms and conditions consistent with its operating tariff, and will make available 5 MW of Bradley Lake capacity to GVEA for a 5-year period.  Excluding fuel, the MOU is expected to provide over $10 million of additional revenue to the Chugach system over the term of the agreement.  GVEA has withdrawn its petition to intervene regarding the ML&P acquisition.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

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

The PILT Agreement, which will be effective upon closing, provides for Chugach to make annual payments in lieu of taxes to the MOA for a period of 50 years based on current millage rates and the adjusted book value of property for ML&Ps service territory as in existence at the closing as adjusted each year.  The PILT Agreement also provides that until December 31, 2033, Chugach shall only collect amounts associated with those annual PILT payments from retail customers in the legacy ML&P territory.  Thereafter, the annual PILT payments shall be collected from all Chugach retail customers.

The BRU Fuel Agreement, which will be effective upon closing, provides that through December 31, 2033, Chugach will use gas attributable to production in the portion of the BRU acquired from MOA to serve retail customers of Chugach within the legacy ML&P territory at a specified gas transfer price and will use any excess gas to serve other customers of Chugach at the same specified gas transfer price.

11.    BELUGA RIVER UNIT

The BRU is located on the western side of Cook Inlet, approximately 35 miles from Anchorage, and is an established natural gas field that was originally discovered in 1962. The BRU is jointly owned by ML&P  (56.7%), Hilcorp (33.3%), and Chugach (10.0%).

Chugach records depreciation, depletion and amortization on BRU assets based on units of production. During 2018, Chugach lifted 1.2 Billion Cubic Feet (“BCF”), resulting in a cumulative lift since purchase of 4.5 BCF. Chugach, and other owners, ML&P and Hilcorp, are operating under an existing joint operating agreement (the “Operating Agreement”).  Hilcorp is the operator for BRU.  In addition to the operator fees to Hilcorp, other BRU expenses include royalty expense and interest on long-term debt. All expenses other than depreciation, depletion and amortization and interest on long-term debt are included as fuel expense on Chugach’s statement of operations.  Costs associated with the BRU are recovered on a dollar-for-dollar basis through Chugach’s quarterly fuel and purchased power adjustment process. Chugach has applied and qualified for a small producer tax credit, provided by the State of Alaska, resulting in an estimate of no liability for production taxes for a period of ten years, through 2026.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

Chugach updates the BRU fuel reserve estimate every three years and the Asset Retirement Obligation (“ARO”) every five years. During the second quarter of 2019, both the fuel reserve and the ARO were updated.

The fuel reserve study, based on the updated 2019 report, indicates that Chugach’s BRU gas reserves are 19.6 BCF, or about 3.0 BCF lower in relation to the prior field reserve estimate after adjusting for actual gas produced. The production forecast was based upon well-defined current exponential decline rates for the economic life of the Sterling and Beluga formations. Based on production rates of the existing wells and the revised reserve estimate, the estimated field life has been extended from December 2033 to December 2037.

The updated ARO estimate for the field is $56.9 million, comprised of $28.5 million for above ground assets and $28.4 million for below ground assets.  Chugach’s share of this cost is $5.69 million. The updated ARO is higher than the prior field estimate of $33.5 million produced in the 2013 study. For Chugach, the ARO is increasing from $3.35 million to $5.69 million. Significant factors contributing to the increase include new facilities and increased regulatory requirements for remediation.

12.    ENVIRONMENTAL MATTERS

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

The Clean Air Act and Environmental Protection Agency (“EPA”) regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants. New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs. An Executive Order promoting energy independence and economic growth was issued on March 28, 2017, by the President instructing the EPA to review the Clean Power Plan (“CPP”).  On August 21, 2018 the EPA proposed the Affordable Clean Energy (“ACE”)

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

rule which would establish emission guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. The final ACE rule was issued by EPA on June 19, 2019. The final rule is certain to face legal challenge.  The proposed ACE rule regulation, in its current form, is not expected to have a material effect on Chugach’s financial condition, results of operations, or cash flows. While Chugach cannot predict the implementation of any additional new law or regulation, or the limitations thereof, it is possible that new laws or regulations could increase capital and operating costs. Chugach has obtained or applied for all Clean Air Act permits currently required for the operation of generating facilities.

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

13.    COMMITMENTS AND CONTINGENCIES

Contingencies

Chugach is a participant in various legal actions, rate disputes, personnel matters and claims both for and against Chugach’s interests. Management believes the outcome of any such matters will not materially impact Chugach’s financial condition, results of operations or liquidity. Chugach establishes reserves when a particular contingency is probable and calculable. Chugach has not accrued for any contingency at June 30, 2019, as it does not consider any contingency to be probable nor calculable. Chugach faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

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

Patronage Capital

Pursuant to agreements reached with HEA and MEA, patronage capital allocated or retired to HEA or MEA is classified as patronage capital payable on Chugach’s Balance Sheet. In March 2019, our Board authorized capital credit retirements in the amount of $4.9 million.  In April 2019, our Board authorized payments to HEA and MEA of $2.0 million and $6.1 million, respectively.   At June 30, 2019, patronage capital payable to HEA was $1.9 million, with no patronage capital payable to MEA.  At December 31, 2018, patronage capital payable to HEA and MEA was 3.9 million and $1.5 million, respectively.

Legal Proceedings

Chugach has certain litigation matters and pending claims that arise in the ordinary course of Chugach’s business. In the opinion of management, none of these matters, individually or in the aggregate, is or are likely to have a material adverse effect on Chugach’s results of operations, financial condition or cash flows.

14.   SUBSEQUENT EVENTS

On July 30, 2019, Chugach entered into the First Amendment to the Credit Agreement (“Amendment”) with NRUCFC, Bank of America, N.A. KeyBank National Association, Wells Fargo Bank N.A., and CoBank, ACB.  The Amendment increases the lenders’ aggregate commitments under the senior unsecured credit facility from $150 million to $300 million and extends the maturity date of the facility from June 13, 2021, to July 30, 2024.  The Amendment also includes provisions for calculating interest on loans in ways other than the LIBOR.  In addition, the Amendment permits Chugach to enter into a bridge financing to fund its potential acquisition of Anchorage Municipal Light & Power, of not in excess of $800 million for a term of up to eighteen (18) months.  This indebtedness is in addition to other indebtedness permitted to be incurred under the existing credit facility.  Other terms of the credit agreement remain materially the same.

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

ML&P Acquisition

In December 2017, the Mayor of Anchorage, Alaska, announced plans to place a proposition on the April 3, 2018 municipal ballot allowing the voters to authorize the sale of ML&P to Chugach. The proposition was approved by Anchorage voters 65.08% to 34.92% per the certified election results. Chugach and the Municipality of Anchorage (“MOA”) negotiated final sales agreements and associated documents.  The sale of ML&P was approved by the Anchorage Assembly on December 4, 2018 and the Chugach Board of Directors gave its final approval on December 19, 2018.  The agreements and associated documents were executed on December 28, 2018.  Pursuant to these agreements and associated documents, on April 1, 2019, Chugach submitted the Joint Request for Necessary Approvals for Acquisition of Anchorage Municipal Light and Power, and the Petition for Approvals Needed to Acquire Anchorage Municipal Light and Power and Application to Amend Certificate of Public Convenience and Necessity No. 8 to the RCA.    The RCA accepted the filing as complete on April 18, 2019, and the procedural conference was held on April 22, 2019.  On May 8, 2019, the RCA issued an order indicating that a final order in the case will be issued by November 19, 2019.  In addition, the RCA granted the petitions to intervene filed by MEA; Providence Health and Services (“Providence”); GVEA; the Federal Executive Agencies (“FEA”); and HEA / Alaska Electric and Energy Cooperative, Inc. Hearings on the acquisition are scheduled during August and September 2019.

In June 2019, Chugach and GVEA entered into a Memorandum of Understanding (MOU) in which Chugach agreed to provide GVEA non-firm energy, wheeling and ancillary services for a 3-year period under terms and conditions consistent with its operating tariff, and will make available 5 MW of Bradley Lake capacity to GVEA for a 5-year period.  Excluding fuel, the MOU is expected to provide over $10 million of additional revenue to the Chugach system over the term of the agreement.  GVEA has withdrawn its petition to intervene regarding the ML&P acquisition. For more information, see “ITEM 1 – FINANCIAL STATEMENTS – Note 10 – ML&P ACQUISITION.”

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

In June 2016, the RCA opened a docket to “evaluate the reliability and security standards and practices of Alaska Electric Utilities.” In 2017, Chugach and several other Alaska Railbelt utilities entered into a contract with GDS Associates, Inc. (“GDS”). GDS’s role was to facilitate discussion among all six Alaska Railbelt utilities and various stakeholders with an end goal of submitting to the RCA a proposal for a Railbelt Reliability Council (“RRC”), including a governance structure, which will be responsible for adoption and enforcement of uniform reliability and interconnection standards and integrated transmission resource planning and evaluation on transition to a single regional load balancing area. GDS presented to the RCA during technical conferences in January and March 2018. Chugach and the other utilities provided GDS’s final recommendation of the RRC to the RCA in May 2018.  During the fourth quarter of 2018, the utilities reviewed and adapted the memorandum of understanding with GDS (“GDS MOU”) with the RCA.  The utilities are currently in discussions with non-utility stakeholders to include their input in the RRC formation process.  In parallel, the utilities and an affiliate of American Transmission Company (“ATC”) were in discussions regarding the formation of a transmission-only utility.  ATC, GVEA, HEA, ML&P, and Seward Electric System collectively dba the Alaska Railbelt Transmission Co (“ART”) filed with the RCA for a Railbelt-wide Transco Certificate of Public Convenience (“CPCN”) on February 25, 2019.  At the time Chugach’s primary focus was on filing with the RCA for the transfer of the ML&P CPCN to Chugach, and we were unable to complete our due diligence on the Transco filing prior to the filing date. Neither Chugach nor MEA were a party to this filing. On March 15, 2019 the RCA initiated an order requesting comments on proposed legislative language which would

authorize the RCA to designate or develop an Electric Reliability Organization (“ERO”).    Chugach submitted comments on this proposed legislative language seeking to delay adoption until the RRC Governance Board can be formed but continued to work with the RCA and stakeholders to craft acceptable legislation. Subsequently, Chugach completed its review of the ART filing, determined the model not to be in the best interest of our membership; and therefore, declined to participate in the ART Transco. Following Chugach’s decision not to participate, ART withdrew its filing.

Chugach and the members of Alaska Railbelt Cooperative Transmission and Electric Company (“ARCTEC”) continue to work with the other utilities and stakeholders to arrive at legislation and RRC organization acceptable to all Railbelt utilities and stakeholders.

Earthquake

On November 30, 2018, a 7.1 magnitude earthquake struck Southcentral Alaska. The epicenter was located approximately 10 miles northeast of Anchorage and resulted in significant damage throughout the area. While approximately 21,000 of Chugach’s members lost power, the number of members without power was reduced to less than 70 within 12 hours. On January 31, 2019, the President declared the earthquake a federal disaster. Chugach plans on applying for Federal Emergency Management Agency (“FEMA”) assistance as we continue to assess and repair any damages on our system due to the earthquake. At June 30, 2019, costs associated with system-wide repairs and damages reached $1.6 million. At this time, Chugach does not anticipate this event to have a material impact on our financial condition, results of operations, and cash flows.

Fuel Supply

Chugach actively manages its fuel supply needs and currently has contracts in place to meet up to 100% of its anticipated needs through March of 2023. Chugach continues its efforts to secure long-term reliable gas supply solutions and encourages new development and continued investment in Cook Inlet. The State of Alaska Department of Natural Resources (“DNR”) published a study in September 2015, “Updated Engineering Evaluation of Remaining Cook Inlet Gas Reserves,” to provide an estimate of Cook Inlet’s gas supply. The study estimated there are 1,183 Billion Cubic Feet (“BCF”) of proved and probable reserves remaining in Cook Inlet’s legacy fields. This is higher than the 2009 DNR study estimate of 1,142 BCF. Effectively, Cook Inlet gas supply has slightly increased from 2009. The 2015 DNR estimate does not include reserves from a large gas field under development by Furie Operating Alaska, LLC (“Furie”) and another considered for development by BlueCrest Alaska Operating, LLC. Furie has constructed an offshore gas production platform and has begun production. The platform and other production facilities are designed for up to 200 million cubic feet (MMcf) per day. Other gas producers are actively developing gas supplies in the Cook Inlet. Chugach is encouraged with these developments but continues to explore other alternatives to diversify its portfolio.

Chugach has a firm gas supply contract with Hilcorp, see “ITEM 1 – FINANCIAL STATEMENTS – Note 13 – COMMITMENTS AND CONTINGENCIES – Commitments – Fuel Supply Contracts.” In addition to this firm contract, Chugach has gas supply agreements with AIX Energy LLC through March 31, 2024 (with an option to extend the term an additional 5-year period through March 31, 2029), and with Cook Inlet Energy LLC through March 31, 2023.

Collectively, these agreements provide added diversification and optionality for Chugach to minimize costs within its gas supply portfolio.

Beluga River Unit (“BRU”)

The primary purpose of Chugach’s investment in the BRU is to reduce the cost of electric service to its retail and wholesale members by securing an additional long-term supply of natural gas to meet on-going generation requirements. The BRU production complements contract gas supplies and is expected to provide greater fuel diversity at an effective annual cost that is $2 million to $3 million less than alternative sources of gas in the Cook Inlet region. Approximately 75% of Chugach’s current generation requirements are met from natural gas, 21% are met from hydroelectric facilities, and 4% are met from wind.

Chugach records depreciation, depletion and amortization on BRU assets based on units of production. During 2018, Chugach lifted 1.2 Billion Cubic Feet (“BCF”), resulting in a cumulative lift since purchase of 4.5 BCF. Chugach, and other owners, ML&P and Hilcorp, are operating under an existing joint operating agreement (the “Operating Agreement”).  Hilcorp is the operator for BRU.  In addition to the operator fees to Hilcorp, other BRU expenses include royalty expense and interest on long-term debt. All expenses other than depreciation, depletion and amortization and interest on long-term debt are included as fuel expense on Chugach’s statement of operations.  Costs associated with the BRU are recovered on a dollar-for-dollar basis through Chugach’s quarterly fuel and purchased power adjustment process. Chugach has applied and qualified for a small producer tax credit, provided by the State of Alaska, resulting in an estimate of no liability for production taxes for a period of ten years, through 2026.

Chugach updates the BRU fuel reserve estimate every three years and the Asset Retirement Obligation (“ARO”) every five years. During the first half of 2019, both the fuel reserve and the ARO were updated.

The fuel reserve study, based on the updated 2019 report, indicates that Chugach’s BRU gas reserves are 19.6 BCF, or about 3.0 BCF lower in relation to the prior field reserve estimate after adjusting for actual gas produced. The production forecast was based upon well-defined current exponential decline rates for the economic life of the Sterling and Beluga formations. Based on production rates of the existing wells and the revised reserve estimate, the estimated field life has been extended from December 2033 to December 2037.

The updated ARO estimate for the field is $56.9 million, comprised of $28.5 million for above ground assets and $28.4 million for below ground assets.  Chugach’s share of this cost is $5.69 million. The updated ARO is higher than the prior field estimate of $33.5 million produced in the 2013 study. For Chugach, the ARO is increasing from $3.35 million to $5.69 million. Significant factors contributing to the increase include new facilities and increased regulatory requirements for remediation.

Rate Regulation and Rates

Chugach submitted quarterly SRF filings which resulted in a demand and energy rate increase of 2.7% and 1.5% for retail customers and Seward, respectively, effective November 1, 2018; an increase to demand and energy rates of 0.6% and 3.3% for retail customers and Seward, respectively, effective February 1, 2019; an increase to demand and energy rates of 0.8% for retail customers and 0.2% for Seward, effective May 1, 2019; and an increase to demand and energy rates of 2.5% for retail customers and 3.2% for Seward, effective August 1, 2019.

Petition to Increase Times Interest Earned Ratio (“TIER”)

On January 15, 2019, Chugach submitted a Petition to the RCA requesting to increase its system target TIER from 1.35 to 1.55. If approved, and assuming no other changes on the system, this change would increase annual margins by approximately $4.0 million.  The RCA opened a docket to review the petition, and invited the Office of the Attorney General, Regulatory Affairs and Public Advocacy Section (“RAPA”) to participate.  Chugach and RAPA entered into a stipulation that no disputed issues exist in this Docket. A hearing was held on July 15, 2019, and a decision by the RCA on the stipulation is expected by October 14, 2019.

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins decreased $0.9 million, or 107.5%, during the second quarter of 2019 compared to the second quarter of 2018, primarily due to increases in production and administrative, general and other expense, which was somewhat offset by an increase in operating revenue.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $1.5 million, or 3.3%, during the second quarter of 2019 compared to the second quarter of 2018.  Retail revenue increased $2.2 million, or 5.3%, primarily due to higher base rates and higher fuel and purchased power costs recovered through the fuel and purchased power adjustment process.  These increases were somewhat offset by lower wheeling revenue.

Wholesale and economy revenue did not materially change during the second quarter of 2019 compared to the second quarter of 2018.

Miscellaneous revenue decreased $0.7 million, or 25.0%, during the second quarter of 2019 compared to the second quarter of 2018, primarily due to lower wheeling.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to Seward contributed approximately $0.3 million to Chugach’s fixed costs for each of the quarters ended June 30, 2019 and 2018.

See “ITEM 1 – FINANCIAL STATEMENTS – Note 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS,” for a table showing the base rate sales and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended June 30, 2019 and 2018.

The following table summarizes kWh sales for the quarter ended June 30:

Customer	2019 kWh	2018 kWh

Retail	241,658,706	246,904,812
Wholesale	14,081,270	14,706,307
Economy Energy	103,400	0
Total	255,843,376	261,611,119

From the second quarter of 2018 to the second quarter of 2019, base demand and energy rates increased 6.1% to retail and 11.0% to Seward, respectively. The increases are the result of the net impact associated with final rates from Chugach’s SRF process.

Total operating expenses increased $2.5 million, or 5.9%, in the second quarter of 2019 compared to the second quarter of 2018, primarily due to higher production expense, purchased power expense, and increased administrative, general, and other expense.

Although not a significant change, fuel expense increased $0.2 million, or 1.9%, in the second quarter of 2019 compared to the second quarter of 2018, primarily due to a higher average effective delivered price. In the second quarter of 2019, Chugach purchased, for our own generation, 1,398,790 Mcf of fuel at an average effective delivered price of $8.31 per Mcf.  This calculation does not include fuel produced at BRU, nor does it include fuel purchased for MEA and ML&P power plants and recorded as purchased power.  In the second quarter of 2018, Chugach reported the amount used, including fuel produced at BRU and purchased for MEA and ML&P power plants, of 1,412,028 Mcf at an average effective delivered price of $7.94 per Mcf.  For comparative purposes, we have recalculated the 2018 average effective delivered price to only reflect the amount purchased for our own generation of 1,389,415 Mcf of fuel at an average effective delivered price of $8.07 per Mcf.

Production expense increased $0.5 million, or 12.0%, in the second quarter of 2019 compared to the second quarter of 2018, primarily due to the amortization associated with Beluga Unit 3 maintenance and the Cooper Lake dredging project.

Purchased power expense increased $0.7 million, or 15.8%, in the second quarter of 2019 compared to the second quarter of 2018, primarily due to increased energy purchased. In the second quarter of 2019, Chugach purchased 64,436 MWh of energy at an average effective price of 6.00 cents per kWh. In the second quarter of 2018, Chugach purchased 51,107 MWh of energy at an average effective price of 6.68 cents per kWh.

Transmission expense decreased $0.1 million, or 6.1%, in the second quarter of 2019 compared to the second quarter of 2018, primarily due to decreased expense labor and helicopter services.

Distribution expense did not materially change in the second quarter of 2019 compared to the second quarter of 2018.

Consumer accounts expense increased $0.1 million, or 6.1%, in the second quarter of 2019 compared to the second quarter of 2018, primarily due to higher labor expense.

Administrative, general and other expense increased $0.8 million, or 12.8%, in the second quarter of 2019 compared to the second quarter of 2018, primarily due to higher labor expense.

Depreciation and amortization increased $0.3 million, or 4.5%, in the second quarter of 2019 compared to the second quarter of 2018, primarily due to adjustments from project closeouts in 2018.

Interest on long-term and other debt and interest charged to construction did not materially change in the second quarter of 2019 compared to the second quarter of 2018.

Non-operating margins increased $0.1 million, or 80.4%, in the second quarter of 2019 compared to the second quarter of 2018, primarily due to the change in market value of marketable securities.

Current Year to Date versus Prior Year to Date

Assignable margins decreased $1.6 million, or 70.9%, in the first half of 2019 compared to the same period of 2018, primarily due to increased production, depreciation and amortization, and administrative, general, and other expenses.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $1.3 million, or 1.3%, in the first half of 2019 compared to the same period of 2018. This increase was primarily due to increased base rates and higher fuel and purchased power costs recovered through the fuel and purchased power adjustment process.

Retail revenue increased $3.1 million, or 3.3%, in the first half of 2019 compared to the same period of 2018, due to increased base rates and higher fuel and purchased power costs recovered through the fuel and purchased power adjustment process.

Wholesale revenue increased $0.2 million, or 7.7%, in the first half of 2019 compared to the same period of 2018, due to increased fuel and purchased power costs recovered through the fuel and purchased power adjustment process.

Economy revenue did not materially change in the first half of 2019 compared to the same period of 2018.

Miscellaneous revenue decreased $1.9 million, or 35.2%, in the first half of 2019 compared to the same period of 2018, due to lower wheeling revenue.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to Seward contributed approximately $0.7 million and $0.6 million to Chugach’s fixed costs for the six months ended June 30, 2019, and 2018, respectively.

See “ITEM 1 – FINANCIAL STATEMENTS – Note 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS,” for a table showing the base rate sales and fuel and purchased power revenue by customer class that is included in revenue for the six months ending June 30, 2019 and 2018.

The following table summarizes kWh sales for the six months ended June 30:

Customer	2019 kWh	2018 kWh

Retail	527,672,707	540,137,189
Wholesale	28,221,846	29,057,513
Economy Energy	103,400	207,000
Total	555,997,953	569,401,702

In the first half of 2019, base demand and energy rates charged to retail customers increased 4.0%, and 3.1% to the wholesale customer, Seward. The increases are primarily the result of lower system sales levels.

Total operating expenses increased $3.3 million, or 3.7%, in the first half of 2019 compared to the same period of 2018, primarily due to higher production, purchased power, depreciation and amortization, and administrative and general expense, which was somewhat offset by lower fuel expense.

Fuel expense decreased $3.5 million, or 11.3%, in the first half of 2019 compared to the same period of 2018, primarily due to a decrease in fuel consumed as a result of an increase in power purchased.  In the first half of 2019, Chugach purchased, for our own generation, 3,100,377 Mcf of fuel at an average effective delivered price of $8.21 per Mcf.  This calculation does not include fuel produced at BRU, nor does it include fuel purchased for MEA and ML&P power plants and recorded as purchased power.  In the first half of 2018, Chugach reported the amount used, including fuel produced at BRU and purchased for MEA and ML&P power plants, of 3,428,438 Mcf at an average effective delivered price of $8.30 per Mcf.  For comparative purposes, we have recalculated the 2018 average effective delivered price to only reflect the amount purchased for our own generation of 3,359,874 Mcf of fuel at an average effective delivered price of $8.47 per Mcf.

Production expense increased $0.9 million, or 10.9% in the first half of 2019 compared to the same period of 2018, primarily due to amortization associated with Beluga Unit 3 maintenance and the Cooper Lake dredging project.

Purchased power expense increased $3.5 million, or 41.9%, in the first half of 2019 compared to the same period of 2018, primarily due to increased energy purchased at a higher average effective price per kWh.  In the first half of 2019, Chugach purchased 138,754 MWh of energy at an average effective price of 7.13 cents per kWh. In the first half of 2018, Chugach purchased 104,378 MWh of energy at an average effective price of 6.45 cents per kWh.

Transmission expense increased $0.3 million, or 7.9%, in the first half of 2019 compared to the same period of 2018, primarily due to increased expense labor associated with earthquake assessment and repair as well as higher vegetation clearing.

Distribution and consumer accounts expense did not materially change in the first half of 2019 compared to the same period of 2018.

Administrative, general and other expense increased $1.5 million, or 13.4%, in the first half of 2019 compared to the same period of 2018, primarily due to higher labor expense, legal and regulatory consulting, and cancelled projects.

Depreciation and amortization increased $0.8 million, or 5.5%, in the first half of 2019 compared to the same period of 2018, primarily due to adjustments from project closeouts in 2018.

Interest on long-term and other debt and interest charged to construction did not materially change in the first half of 2019 compared to the same period of 2018.

Non-operating margins increased $0.3 million, or 144.1%, in the first half of 2019 compared to the same period of 2018, primarily due to the change in market value of marketable securities.

Financial Condition

Assets

Total assets did not materially change from December 31, 2018, to June 30, 2019.  Decreases in cash and cash equivalents, marketable securities, accounts receivable, and fuel stock, were somewhat offset by increases in net utility plant, operating lease right-of-use assets, prepayments and deferred charges.  Cash and cash equivalents decreased $3.9 million, or 64.0% and marketable securities decreased $6.3 million, or 100.0%, primarily due to the payment of wholesale patronage capital to MEA and HEA.  Accounts receivable decreased $5.6 million, or 17.9%, primarily due to a decrease in energy sales from winter to summer.  Fuel stock decreased $1.9 million, or 16.3%, due to use of fuel from the fuel storage facility.  Net utility plant increased $0.6 million, or 0.1%, due to the extension and replacement of plant in excess of depreciation.  Operating leases right-of-use assets increased $1.0 million, or 100.0% due to adoption of ASC 842 Leases. Prepayments increased $1.3 million, or 59.7%, primarily due to prepayment of insurance for 2019.

Liabilities and Equity

Total liabilities, equities and margins did not materially change from December 31, 2018, to June 30, 2019.  Decreases in patronage capital, patronage capital payable, other liabilities,  accounts payable, fuel cost over-recovery, fuel, cost of removal obligation and commercial paper were somewhat offset by increases in long-term obligations.  Patronage capital decreased $4.5 million, or 2.5%, patronage capital payable decreased $1.5 million, or 43.1%, and other current liabilities decreased $1.0 million, or 9.6%, primarily due to the retirement and payment of wholesale capital credits.  Accounts payable decreased $0.9 million, or 9.2%, due to the timing of payments.  Fuel cost over-recovery decreased $0.5 million, or 13.7%, and fuel decreased $0.8 million, or 13.3%, primarily due to lower fuel purchased for generation as a result of higher purchased power, and recovered through the fuel and purchased power adjustment process. Cost of removal obligation decreased $2.3 million, or 3.6%,  primarily due to an adjustment to the calculation and estimate. The decreases in commercial paper of $53.0 million, or 86.9%, and increase in long-term obligations of $51.6 million, or 12.9%, was due to the pay down of commercial paper using proceeds from the 2019 First Mortgage Bonds issued during the second quarter of 2019.

LIQUIDITY AND CAPITAL RESOURCES

Summary

Chugach ended the second quarter of 2019 with $3.5 million of cash, cash equivalents, and restricted cash equivalents down from $7.4 million at December 31, 2018. Chugach had no marketable securities at June 30, 2019, down from $6.3 million at December 31, 2018. Chugach did not utilize its $50.0 million line of credit maintained with NRUCFC in the first six months, therefore, had no outstanding balance and the available borrowing capacity was $50.0 million at June 30, 2019. Chugach paid down commercial paper and ended the second quarter with $8.0 million of commercial paper outstanding, thus the available borrowing capacity under the commercial paper program at June 30, 2019, was $142.0 million.

Cash equivalents consist of all highly liquid debt instruments, with a maturity of three months or less when purchased, and a concentration account with First National Bank Alaska (“FNBA”).

Cash Flows

The following table summarizes Chugach’s cash flows from operating, investing and financing activities for the six months ended June 30, 2019 and 2018.

	2019	2018
Total cash provided by (used in):
Operating activities	$16,600,906	$28,221,843
Investing activities	(12,666,387)	(9,341,290)
Financing activities	(7,830,656)	(20,086,750)
Increase (decrease) in cash and cash equivalents	$(3,896,137)	$(1,206,197)

Operating Activities

Cash provided by operating activities was $16.6 million for the six months ended June 30, 2019, compared with $28.2 million for the six months ended June 30, 2018. The decrease in cash provided by operating activities was primarily due to lower sales at the end of 2018 compared to 2017, and therefore, less cash collected from receivables during the six months ended June 30, 2019, compared to the same period in 2018.  The increase in prepayments and deferred charges during the six months ended June 30, 2019, compared to the same period in 2018 and more cash used for accounts payable also contributed to the decrease. These were somewhat offset by less cash used for fuel purchases as more fuel was withdrawn from storage.

Deferred charges associated with the ML&P acquisition and integration for the six months ended June 30, 2019, was $4.4 million and is estimated to be $25.9 million for the full year.

Investing Activities

Cash used in investing activities was $12.7 million for the six months ended June 30, 2019, compared with $9.4 million for the six months ended June 30, 2018. The change in cash used in investing activities was primarily due to more cash used for extension and replacement of plant due to an increase in construction activity during the six months ended June 30, 2019, compared to the same period in 2018.  This was somewhat offset by cash provided by the sale of marketable securities in the second quarter of 2019.

Capital construction through June 30, 2019, was $19.5 million and is estimated to be $33.9 million for the full year. Capital improvement expenditures are expected to increase during the third quarter as the construction season continues.

Financing Activities

Cash used by financing activities was $7.8 million for the six months ended June 30, 2019, compared with cash used by financing activities of $20.1 million for the six months ended June 30, 2018. The change in cash used in financing activities was primarily due to issuance of the 2019 Bonds and payment of commercial paper, as well as payment of wholesale patronage capital to MEA and HEA in the first half of 2019.

Sources of Liquidity

Chugach satisfies its operational and capital cash requirements through internally generated funds, a $50.0 million line of credit from NRUCFC and a $150.0 million commercial paper program. On July 30, 2019, Chugach entered into the First Amendment to the Credit Agreement, increasing the senior unsecured credit facility from $150.0 million to $300.0 million, adding Wells Fargo Bank, N.A. as a participating bank, and extending the Credit Agreement to July 30, 2024.  For more information, see “ITEM 1 – FINANCIAL STATEMENTS – Note 14 – Subsequent Events.”

At June 30, 2019, there was no outstanding balance on the NRUCFC line of credit and $8.0 million of outstanding commercial paper. Therefore, at June 30, 2019, the available borrowing capacity under Chugach’s line of credit with NRUCFC was $50.0 million and the available commercial paper capacity was $142.0 million.

Commercial paper can be repriced between one day and 270 days. The average commercial paper balance for the six months ended June 30, 2019, was $53.6 million with a corresponding weighted average interest rate of 2.77%. The maximum amount of outstanding commercial paper for the six months ended June 30, 2019, was $85.0 million.

The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding monthly weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate
January	$56.8	2.81%
February	$55.2	2.77%
March	$72.8	2.77%
April	$83.4	2.77%
May	$45.2	2.74%
June	$8.0	2.65%

At June 30, 2019, Chugach had a term loan facility with CoBank. Loans made under these facilities are evidenced by the 2016 CoBank Note, which is governed by the Second and Amended and Restated Master Loan Agreement dated June 30, 2016 and secured by the Indenture.

At June 30, 2019, Chugach had the following outstanding with this facility:

	Principal Balance	Interest Rate	Maturity Date	Principal Payment Dates

2016 CoBank Note	$35,568,000	2.58%	2031	2019-2031

Under the Indenture, additional obligations may be sold by Chugach upon the basis of bondable additions and the retirement or defeasance of or principal payments on previously outstanding obligations. As a result of the 2019 debt issuance, the principal payment capacity as of June 30, 2019, is now  $53.3 million.  Chugach’s ability to sell additional debt obligations will be dependent on the market’s perception of Chugach’s financial condition and Chugach’s continuing compliance with financial covenants contained in its debt agreements.

Chugach management continues to expect that cash flows from operations and external funding sources, including additional commercial paper borrowings, will be sufficient to cover operational, financing and capital funding requirements in 2019 and thereafter.

CRITICAL ACCOUNTING POLICIES

As of June 30, 2019, there have been no significant changes in Chugach’s critical accounting policies as disclosed in Chugach’s 2018 Annual Report on Form 10-K. This includes policies regarding electric utility regulation.

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

The Clean Air Act and Environmental Protection Agency (“EPA”) regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants. New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs. An Executive Order promoting energy independence and economic growth was issued on March 28, 2017, by the President instructing the EPA to review the Clean Power Plan (“CPP”).  On August 21, 2018 the EPA proposed the Affordable Clean Energy (“ACE”) rule which would establish emission guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. The final ACE rule was issued by EPA on June 19, 2019. The final rule is certain to face legal challenge.  The proposed ACE rule regulation, in its current form, is not expected to have a material effect on Chugach’s financial condition, results of operations, or cash flows. While Chugach cannot predict the implementation of any additional new law or regulation, or the limitations thereof, it is possible that new laws or regulations could increase capital and operating costs. Chugach has obtained or applied for all Clean Air Act permits currently required for the operation of generating facilities.

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

Interest Rate Risk

At June 30, 2019, short- and long-term debt was comprised of the 2011, 2012, 2017, and 2019 Series A Bonds, the 2016 CoBank Note and outstanding commercial paper.

The interest rates of the 2011, 2012, 2017, and 2019 Series A Bonds, and 2016 CoBank Note are fixed and set forth in the table below with the carrying value and fair value (dollars in thousands) at June 30, 2019.

	Maturing	Interest Rate	Carrying Value	Fair Value
2011 Series A, Tranche A	2031	4.20%	$54,000	$55,632
2011 Series A, Tranche B	2041	4.75%	135,667	150,217
2012 Series A, Tranche A	2032	4.01%	48,750	49,796
2012 Series A, Tranche B	2042	4.41%	74,000	79,966
2012 Series A, Tranche C	2042	4.78%	50,000	55,575
2017 Series A, Tranche A	2037	3.43%	36,000	35,454
2019 Series A, Tranche A	2049	3.86%	75,000	76,297
2016 CoBank Note	2031	2.58%	35,568	34,533
Total			$508,985	$537,470

Chugach is exposed to market risk from changes in interest rates associated with its credit facility. Chugach’s credit facilities’ interest rates may be reset due to fluctuations in a market-based index, or the base rate or prime rate of our lenders. At June 30, 2019, Chugach had $8.0 million of commercial paper outstanding.  Based on this balance a 100 basis-point rise or decline in interest rates would increase or decrease our interest expense by approximately $0.1 million.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information required by this Item is contained in Note 13 to the “Notes to Financial Statements” within Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS

Credit Ratings

Changes in our credit ratings could affect our ability to access capital. We maintain a rating from Standard & Poor's Rating Services (“S&P”) of “A” (Stable).  Our implied secured and unsecured ratings from Fitch Ratings (“Fitch”) of “A” (Rating Watch Evolving) were withdrawn and replaced with an Issuer Default Rating (IDR) of "A" (Rating Watch Negative). Fitch’s Rating Watch revision is driven by the expected higher net leverage profile following the proposed acquisition of ML&P, see “ITEM 1 – FINANCIAL STATEMENTS – Note 10 – ML&P ACQUISITION.”   Fitch expects to resolve the Rating Watch once the transaction is reviewed by the RCA. S&P and Moody's currently rate our commercial paper at "A-1" and "P-2", respectively. If these agencies were to downgrade our ratings, particularly below investment grade, our commercial paper rates could increase immediately and we may be required to pay higher interest rates on financings which we need to undertake in the future. Additionally our potential pool of investors and funding sources could decrease.

Recovery of Fuel and Purchased Power Costs

The RCA approved inclusion of all fuel, purchased power, and transportation costs related to our current contracts in the calculation of Chugach’s fuel and purchased power adjustment process which will ensure, in advance, that costs incurred under the contracts can be recovered from Chugach’s customers. The fuel and purchased power adjustment process collects under-recoveries and refunds over-recoveries from prior periods with minimal regulatory lag. Chugach's fuel and purchased power adjustment process includes quarterly filings with the RCA, which set the rates on projected costs, sales and system operations for the quarter. Any under- or over-recovery of costs is incorporated into the following quarterly filing. Chugach over-recovered $2.9 million and $3.4 million at June 30, 2019, and December 31, 2018, respectively. To the extent the regulated fuel and purchased power adjustment process does not provide for the timely recovery of costs, Chugach could experience a material negative impact on its cash flows. Chugach has line of credit and commercial paper borrowing capacity to mitigate this risk.

ML&P Acquisition

In December 2017, the Mayor of Anchorage, Alaska, announced plans to place a proposition on the April 3, 2018 municipal ballot allowing the voters to authorize the sale of ML&P to Chugach. The proposition was approved by Anchorage voters 65.08% to 34.92% per the certified election results.  Chugach and the MOA negotiated final sales agreements and associated documents.  The sale of ML&P was approved by the Anchorage Assembly on December 4, 2018 and the Chugach Board of Directors gave its final approval on December 19, 2018.  The agreements and associated documents were executed on December 28, 2018.  Pursuant to these agreements and associated documents, on April 1, 2019, Chugach submitted the Joint Request for Necessary Approvals for Acquisition of Anchorage Municipal Light and Power, and the Petition for Approvals Needed to Acquire Anchorage Municipal Light and Power and Application to Amend Certificate of Public Convenience and Necessity No. 8 to the RCA.  The RCA accepted the filing as complete on April 18, 2019, and the procedural conference was held on April 22, 2019.  On May 8, 2019, the RCA issued an order indicating that a final order in the case will be issued by November 19, 2019.  In addition, the RCA granted the petitions to intervene filed by MEA; Providence Health and Services (“Providence”); GVEA; the Federal Executive Agencies (“FEA”); and HEA / Alaska Electric and

Energy Cooperative, Inc. Hearings on the acquisition are scheduled during August and September 2019.

In June 2019, Chugach and GVEA entered into a Memorandum of Understanding (MOU) in which Chugach agreed to provide GVEA non-firm energy, wheeling and ancillary services for a 3-year period under terms and conditions consistent with its operating tariff, and will make available 5 MW of Bradley Lake capacity to GVEA for a 5-year period.  Excluding fuel, the MOU is expected to provide over $10 million of additional revenue to the Chugach system over the term of the agreement.  GVEA has withdrawn its petition to intervene regarding the ML&P acquisition. For more information, see “ITEM 1 – FINANCIAL STATEMENTS – Note 10 – ML&P ACQUISITION.”   There are many risks associated with the proposed acquisition including, but not limited to, regulatory approvals, incurrence of substantial debt, interest rate risk, realization of expected benefits and savings, etc., which could have a negative impact on our business, financial condition, or cost of electric service.

For information regarding additional risk factors, refer to Item 1A of Chugach’s Annual Report on Form 10-K for the year ended December 31, 2018. Except as noted above, these risk factors have not materially changed as of June 30, 2019.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description
4.34	Seventh Supplemental Indenture to the Second Amended and Restated Indenture of Trust between the Registrant and U.S. Bank National Association dated May 15, 2019
4.35	Bond Purchase Agreement between the Registrant and the 2019 Series A Bond Purchasers dated May 15, 2019
4.36	Form of 2019 Series A Bonds due May 15, 2049
10.78.1

First Amendment to Credit Agreement between the Registrant and the National Rural Utilities Cooperative Finance Corporation (NRUCFC), Bank of America, N.A., KeyBank National Association, Wells Fargo Bank, N.A., and CoBank, ACB, dated July 30, 2019

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Lee D. Thibert
Lee D. Thibert
Chief Executive Officer

By:	/s/ Sherri L. Highers
Sherri L. Highers
Chief Financial Officer

Date:	August 8, 2019