Form 10-Q
period 2019-09-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2019-11-08
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the unaudited financial statements of Chugach as of and for the quarter ended September 30, 2019, follow.

Chugach Electric Association, Inc.

Consolidated Balance Sheets

(Unaudited)

Assets	September 30, 2019	December 31, 2018

Utility plant:
Electric plant in service	$1,239,536,327	$1,216,663,092
Construction work in progress	15,324,043	17,272,307
Total utility plant	1,254,860,370	1,233,935,399
Less accumulated depreciation	(551,160,068)	(529,099,451)
Net utility plant	703,700,302	704,835,948

Other property and investments, at cost:
Nonutility property	76,889	76,889
Operating lease right-of-use assets	977,096	0
Investments in associated organizations	8,148,223	8,570,046
Special funds	2,420,632	1,890,221
Restricted cash equivalents	108,000	108,000
Total other property and investments	11,730,840	10,645,156

Current assets:
Cash and cash equivalents	2,914,639	6,106,995
Special deposits	54,300	54,300
Restricted cash equivalents	1,230,789	1,213,974
Marketable securities	191,242	6,316,583
Fuel cost under-recovery	325,339	0
Accounts receivable, net	24,002,928	31,165,249
Materials and supplies	17,529,355	16,223,477
Fuel stock	9,222,953	11,952,086
Prepayments	4,378,681	2,227,117
Other current assets	283,574	241,279
Total current assets	60,133,800	75,501,060

Other non-current assets:
Deferred charges, net	42,783,785	37,668,424
Total other non-current assets	42,783,785	37,668,424

Total assets	$818,348,727	$828,650,588

		(Continued)

Chugach Electric Association, Inc.

Consolidated Balance Sheets (continued)

(Unaudited)

Liabilities, Equities and Margins	September 30, 2019	December 31, 2018

Equities and margins:
Memberships	$1,769,552	$1,748,172
Patronage capital	172,505,010	177,823,597
Other	15,295,360	14,952,925
Total equities and margins	189,569,922	194,524,694

Long-term obligations, excluding current installments:
Bonds payable	449,999,997	398,416,664
Notes payable	31,464,000	33,972,000
Less unamortized debt issuance costs	(2,743,025)	(2,425,247)
Operating lease liabilities	787,076	0
Total long-term obligations	479,508,048	429,963,417

Current liabilities:
Current installments of long-term obligations	26,912,687	26,608,667
Commercial paper	17,000,000	61,000,000
Accounts payable	7,978,599	9,538,749
Consumer deposits	4,743,546	4,845,611
Fuel cost over-recovery	0	3,388,295
Accrued interest	2,050,985	5,671,840
Salaries, wages and benefits	8,006,328	7,863,112
Fuel	6,520,890	5,844,856
Other current liabilities	9,711,873	10,085,556
Total current liabilities	82,924,908	134,846,686

Other non-current liabilities:
Deferred compensation	1,612,964	1,359,878
Other liabilities, non-current	540,134	580,841
Deferred liabilities	766,126	764,834
Patronage capital payable	1,931,295	3,393,253
Cost of removal obligation / asset retirement obligation	61,495,330	63,216,985
Total other non-current liabilities	66,345,849	69,315,791

Total liabilities, equities and margins	$818,348,727	$828,650,588

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Operating revenues	$51,621,006	$46,114,590	$154,988,332	$148,160,451

Operating expenses:
Fuel	14,965,286	12,506,604	42,492,081	43,548,282
Production	5,413,218	4,577,360	14,955,404	13,184,565
Purchased power	5,604,965	4,373,454	17,375,966	12,668,357
Transmission	1,714,765	1,816,866	5,737,548	5,546,054
Distribution	3,798,319	3,968,811	11,222,797	11,590,360
Consumer accounts	1,763,799	1,632,570	5,230,360	5,150,221
Administrative, general and other	5,421,364	5,871,051	18,367,731	17,286,324
Depreciation and amortization	7,902,172	7,498,076	23,452,921	22,235,372
Total operating expenses	46,583,888	42,244,792	138,834,808	131,209,535

Interest expense:
Long-term debt and other	5,721,820	5,471,316	16,868,856	16,587,462
Charged to construction	(68,457)	(82,335)	(253,514)	(207,196)
Interest expense, net	5,653,363	5,388,981	16,615,342	16,380,266
Net operating margins	(616,245)	(1,519,183)	(461,818)	570,650

Nonoperating margins:
Interest income	130,336	186,209	442,151	536,905
Allowance for funds used during construction	30,891	34,306	114,398	86,304
Capital credits, patronage dividends and other	(13,018)	2,258	105,739	(189,843)
Total nonoperating margins	148,209	222,773	662,288	433,366

Assignable margins	$(468,036)	$(1,296,410)	$200,470	$1,004,016

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Changes in Equities and Margins

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Memberships:
Balance at beginning of period	$1,761,182	$1,732,662	$1,748,172	$1,719,154
Memberships and donations received	8,370	8,645	21,380	22,153
Balance at end of period	$1,769,552	$1,741,307	$1,769,552	$1,741,307
Other equities and margins:
Balance at beginning of period	15,079,726	14,798,475	14,952,925	14,653,253
Unclaimed capital credits retired	(3,017)	(4,442)	(8,935)	(17,901)
Memberships and donations received	218,651	25,365	351,370	184,046
Balance at end of period	$15,295,360	$14,819,398	$15,295,360	$14,819,398
Patronage capital:
Balance at beginning of period	173,370,711	174,834,061	177,823,597	172,928,887
Assignable margins	(468,036)	(1,296,410)	200,470	1,004,016
Retirement/net transfer of capital credits	(397,665)	(52,709)	(5,519,057)	(447,961)
Balance at end of period	$172,505,010	$173,484,942	$172,505,010	$173,484,942
Total equities and margins	$189,569,922	$190,045,647	$189,569,922	$190,045,647

See accompanying notes to financial statements

Chugach Electric Association, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Assignable margins	$200,470	$1,004,016
Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation and amortization	23,452,921	22,235,372
Amortization and depreciation cleared to operating expenses	5,432,733	3,913,081
Allowance for funds used during construction	(114,398)	(86,304)
Write off of inventory, deferred charges and projects	543,364	160,022
Other	(100,730)	226,830
(Increase) decrease in assets:
Accounts receivable, net	5,557,144	10,090,756
Fuel cost under-recovery	(325,339)	4,921,794
Materials and supplies	(1,324,947)	(512,888)
Fuel stock	2,729,133	(4,352,362)
Prepayments	(2,151,564)	1,130,418
Other assets	(42,295)	(35,303)
Deferred charges	(9,269,406)	(7,192,752)
Increase (decrease) in liabilities:
Accounts payable	(610,255)	425,240
Consumer deposits	(102,065)	(317,921)
Fuel cost over-recovery	(3,388,295)	2,558,578
Accrued interest	(3,620,855)	(4,963,081)
Salaries, wages and benefits	143,216	1,014,555
Fuel	676,034	(4,352,803)
Other current liabilities	(2,241,684)	172,475
Deferred liabilities	13,483	(15,298)
Net cash provided by operating activities	15,456,665	26,024,425
Cash flows from investing activities:
Return of capital from investment in associated organizations	421,899	414,012
Investment in special funds	(275,328)	(302,152)
Investment in marketable securities and investments-other	(213,510)	(2,843,213)
Proceeds from the sale of marketable securities	6,437,508	4,707,765
Extension and replacement of plant	(26,286,728)	(18,479,692)
Net cash used in investing activities	(19,916,159)	(16,503,280)
Cash flows from financing activities:
Payments for debt issue costs	(505,065)	0
Net increase (decrease) in short-term obligations	(44,000,000)	12,000,000
Proceeds from long-term obligations	75,000,000	0
Repayments of long-term obligations	(25,810,667)	(25,810,667)
Memberships and donations received	363,815	188,298
Retirement of patronage capital and estate payments	(6,981,015)	(447,961)
Proceeds from consumer advances for construction	3,217,997	3,234,427
Repayments of customer advances for construction	(1,112)	(19,974)
Net cash (used in) provided by financing activities	1,283,953	(10,855,877)
Net change in cash, cash equivalents, and restricted cash equivalents	(3,175,541)	(1,334,732)
Cash, cash equivalents, and restricted cash equivalents at beginning of period	$7,428,969	$7,201,759
Cash, cash equivalents, and restricted cash equivalents at end of period	$4,253,428	$5,867,027
Supplemental disclosure of non-cash investing and financing activities:
Cost of removal obligation	$(1,721,655)	$1,876,966
Extension and replacement of plant included in accounts payable	$1,161,430	$4,468,774
Patronage capital retired/net transferred and included in other current liabilities	$0	$2,000,000
Supplemental disclosure of cash flow information - interest expense paid, net of amounts capitalized	$19,827,103	$20,484,334

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

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

September 30, 2019 and 2018

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

c. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the nine month periods ended September 30, 2019, and 2018 was in compliance with that provision.

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

September 30, 2019 and 2018

d. Cash, Cash Equivalents, and Restricted Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$2,914,639	$6,106,995
Restricted cash equivalents	1,230,789	1,213,974
Restricted cash equivalents included in other property and investments	108,000	108,000
Total cash, cash equivalents and restricted cash equivalents shown in the consolidated statements of cash flows	$4,253,428	$7,428,969

Restricted cash equivalents include funds on deposit for future workers’ compensation claims.

e. Marketable Securities

Chugach’s marketable securities consist of bond mutual funds, corporate bonds, and certificates of deposit with a maturity less than 12 months, classified as trading securities, reported at fair value with gains and losses in earnings. Interest and dividend income from marketable securities is included in nonoperating margins – interest income, and was $103.9 thousand and $300.2 thousand at September 30, 2019, and 2018, respectively. Net gains and losses on marketable securities are included in nonoperating margins – capital credits, patronage dividends and other, and are summarized as follows:

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Net gains (losses) recognized during the period on trading securities	$98,657	$(177,267)
Less: Net gains (losses) recognized during the period on trading securities sold during the period	98,495	(179,916)
Unrealized gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$162	$2,649

f. Accounts Receivable

Included in accounts receivable are amounts invoiced to ML&P for their proportionate share of current Southcentral Power Project (“SPP”) costs, which amounted to $1.3 million and $1.4 million at September 30, 2019, and December 31, 2018, respectively.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

g. Fuel Stock

Fuel Stock is the weighted average cost of fuel injected into Cook Inlet Natural Gas Storage, LLC (“CINGSA”). Chugach’s fuel balance in storage amounted to $9.2 million and $12.0 million at September 30, 2019, and December 31, 2018, respectively.

h. Investments in Associated Organizations

Chugach’s investments in associated organizations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment, if any. There were no impairments of these investments recognized during the nine months ended September 30, 2019, or 2018.

4.      REVENUE FROM CONTRACTS WITH CUSTOMERS

a. Nature of goods and services

The following is a description of the contracts and customer classes from which Chugach generates revenue.

i. Energy Sales

Energy sales revenues are Chugach’s primary source of revenue, representing approximately 96.8% and 95.1% of total operating revenue during the nine months ended September 30, 2019, and 2018, respectively. Energy sales revenues are recognized upon delivery of electricity, based on billing rates authorized by the RCA, which are applied to customers’ usage of electricity. Chugach’s rates are established, in part, on test period sales levels that reflect actual operating results. Chugach's tariffs include provisions for the recovery of gas costs according to gas supply contracts and costs associated with the BRU operations, as well as purchased power costs.

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

September 30, 2019 and 2018

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

Chugach calculates unbilled revenue, for residential and commercial customers, at the end of each month to ensure the recognition of a full month of revenue. Chugach accrued $8,271,054 and $7,999,322 of unbilled retail revenue at September 30, 2019, and 2018, respectively, which is included in accounts receivable on the balance sheet. Revenue derived from wholesale and economy customers is recorded from metered locations on a calendar month basis, so no estimation is required.

The collectability of our energy sales is very high with typically 0.10% written off as bad debt expense, adjusted annually.

There were no costs associated with obtaining any of these contracts, therefore no asset was recognized or recorded associated with obtaining any contract.

ii. Wheeling

Wheeling represented 2.0% and 3.7% of our revenue during the nine months ended September 30, 2019, and 2018, respectively. Wheeling was recorded through the wheeling of energy across Chugach’s transmission lines at rates set by utility tariff and approved by the RCA. The rates are applied to MWh of energy wheeled. The collectability of wheeling is very high, with no adjustment required.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

iii. Other Miscellaneous Services

Other miscellaneous services consist of various agreements including dispatch service and gas transfer agreements, pole rentals and microwave bandwidth. Revenue from these agreements is billed monthly and represented 1.2% of our total operating revenue during the nine months ended September 30, 2019, and 2018. The revenue recognized from these agreements is recorded as the service is provided over a period of time. The collectability of these agreements is very high, with no adjustment required.

b. Disaggregation of Revenue

The table below details the revenue recognized by customer class and disaggregates base revenue from fuel and purchased power revenue recognized in the Consolidated Statement of Operations for the third quarter of 2019 and 2018 (in millions).

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2019	2018	% Variance	2019	2018	% Variance	2019	2018	% Variance
Retail	$29.9	$28.1	6.4%	$18.6	$14.8	25.7%	$48.5	$42.9	13.1%
Wholesale	$0.6	$0.6	0.0%	$1.0	$0.7	42.9%	$1.6	$1.3	23.1%
Economy	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%
Total Energy Sales	$30.5	$28.7	6.3%	$19.6	$15.5	26.5%	$50.1	$44.2	13.3%
Wheeling	$0.0	$0.0	0.0%	$0.8	$1.2	(33.3%)	$0.8	$1.2	(33.3%)
Other	$0.7	$0.6	16.7%	$0.0	$0.1	(100.0%)	$0.7	$0.7	0.0%
Total Miscellaneous	$0.7	$0.6	16.7%	$0.8	$1.3	(38.5%)	$1.5	$1.9	(21.1%)
Total Revenue	$31.2	$29.3	6.5%	$20.4	$16.8	21.4%	$51.6	$46.1	11.9%

The table below details the revenue recognized by customer class and disaggregates base revenue from fuel and purchased power revenue recognized in the Consolidated Statement of Operations for the nine months ended September 30, 2019, and 2018 (in millions).

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2019	2018	% Variance	2019	2018	% Variance	2019	2018	% Variance
Retail	$91.9	$88.3	4.1%	$53.7	$48.7	10.3%	$145.6	$137.0	6.3%
Wholesale	$1.6	$1.6	0.0%	$2.7	$2.3	17.4%	$4.3	$3.9	10.3%
Economy	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%
Total Energy Sales	$93.5	$89.9	4.0%	$56.4	$51.0	10.6%	$149.9	$140.9	6.4%
Wheeling	$0.0	$0.0	0.0%	$3.1	$5.4	(42.6%)	$3.1	$5.4	(42.6%)
Other	$1.9	$1.8	5.6%	$0.1	$0.1	0.0%	$2.0	$1.9	5.3%
Total Miscellaneous	$1.9	$1.8	5.6%	$3.2	$5.5	(41.8%)	$5.1	$7.3	(30.1%)
Total Revenue	$95.4	$91.7	4.0%	$59.6	$56.5	5.5%	$155.0	$148.2	4.6%

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

c. Contract Balances

The table below provides information about contract receivables and contract liabilities.

	September 30, 2019	December 31, 2018
Contract receivables, included in accounts receivable	$21,987,663	$27,179,031
Contract asset	325,339	0
Contract liabilities	1,841,037	5,196,426

Contract receivables represent amounts receivable from retail, wholesale, economy and wheeling.

The contract asset consists of the fuel under-recovery and represents the under-collection of fuel and purchased power costs through the fuel and purchased power adjustment process, which will be collected from customers in the following quarter.

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

Significant changes in the contract asset balances are as follows:

	September 30, 2019	December 31, 2018
Contract asset at beginning of period	$0	$4,921,794
Cash received, excluding amounts recognized as revenue during the period	325,339	0
Revenue recognized and transferred from contract asset at the beginning of the period	0	(4,921,794)
Contract asset at end of period	$325,339	$0

Significant changes in contract liabilities balances are as follows:

	September 30, 2019	December 31, 2018
Contract liabilities at beginning of period	$5,196,426	$1,581,481
Cash received, excluding amounts recognized as revenue during the period	1,715,354	5,196,426
Revenue recognized that was included in the contract liability balance at the beginning of the period	(5,070,743)	(1,581,481)
Contract liabilities at end of period	$1,841,037	$5,196,426

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

d. Transaction Price Allocated to Remaining Performance Obligations

The table below includes estimated revenue to be recognized during the remainder of 2019 related to performance obligations that are unsatisfied (or partially unsatisfied) at September 30, 2019.

2019
Credit balances	$1,841,037

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

Chugach submitted quarterly SRF filings which resulted in a system demand and energy rate increase of 2.7% effective November 1, 2018; an increase of 0.7% effective February 1, 2019; an increase of 0.8% effective May 1, 2019; an increase of 2.5% effective August 1, 2019;  and an increase of 3.8% effective November 1, 2019.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

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

Chugach and the members of Alaska Railbelt Cooperative Transmission and Electric Company (“ARCTEC”) continue to work with the other utilities and stakeholders to arrive at legislation and an RRC organization acceptable to all Railbelt utilities and stakeholders.

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

ML&P Acquisition

In December 2017, the Mayor of Anchorage, Alaska, announced plans to place a proposition on the April 3, 2018 municipal ballot allowing the voters to authorize the sale of ML&P to Chugach. The proposition was approved by Anchorage voters 65.08% to 34.92% per the certified election results. Chugach and the Municipality of Anchorage (“MOA”) negotiated final sales agreements and associated documents. The sale of ML&P was approved by the Anchorage Assembly on December 4, 2018 and the Chugach Board of Directors gave its final approval on December 19, 2018. The agreements and associated documents were executed on December 28, 2018. Pursuant to these agreements and associated documents, on April 1, 2019, Chugach submitted the Joint Request for Necessary Approvals for Acquisition of Anchorage Municipal Light and Power, and the Petition for Approvals Needed to Acquire Anchorage Municipal Light and Power and Application to Amend Certificate of Public Convenience and Necessity No. 8 to the RCA. The RCA accepted the filing as complete on April 18, 2019, and the procedural conference was held on April 22, 2019. On May 8, 2019, the RCA issued an order indicating that

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

a final order in the case was expected by November 19, 2019. In addition, the RCA granted the petitions to intervene filed by MEA; Providence Health and Services (“Providence”); GVEA; the Federal Executive Agencies (“FEA”); and HEA / Alaska Electric and Energy Cooperative, Inc. Hearings on the acquisition were held in August and September 2019. On October 1, 2019, all parties agreed to an extension for the RCA’s final order in the case to February 17, 2020.

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

On September 27, 2019, Chugach Electric Association, Inc. (“Chugach”) entered into an Amendment No. 1 to Asset Purchase Agreement (“APA Amendment No. 1”), Amendment No. 1 to Payment in Lieu of Taxes Agreement (“PILT Amendment No.”), and Amendment No. 1 to Eklutna Power Purchase Agreement (“PPA Amendment No. 1”) with the MOA. The APA Amendment No. 1 provides that the purchase price shall reflect the net book value of Municipal Light & Power assets at closing and amends related definitions. The PILT Amendment No. 1 revises the calculation of PILT to make it consistent with the APA Amendment. The PPA Amendment No. 1 defines the Eklutna PPA as a wholesale power agreement.

On October 28, 2019, Chugach, ML&P, Providence, FEA, MEA, Alaska Energy Authority, and ENSTAR Natural Gas Company, a Division of SEMCO Energy, Inc., filed a stipulation with the RCA resolving all disputed issues in these consolidated dockets (“Stipulation”). The Office of the Attorney General, Regulatory Affairs & Public Advocacy Section is not a party to the Stipulation. The RCA has ordered an additional hearing to consider the Stipulation.

On October 29, 2019, Chugach entered into an Amendment No. 2 to Asset Purchase and Sale Agreement (“APA Amendment No. 2”), Amendment No. 2 to Eklutna Power Purchase Agreement (“PPA Amendment No. 2”), and Amendment No. 2 to Payment in Lieu of Taxes Agreement (“PILT Amendment No. 2”) with the MOA. The APA Amendment No. 2 extends the termination date of the APA from March 31, 2020 to September 30, 2020 and recognizes the Eklutna Transmission Assets as Acquired Assets in recognition of the fulfillment of a condition in the original Asset Purchase and Sale Agreement. The PPA Amendment No. 2 recognizes changes to the dispute resolution procedures contained therein and the PILT Amendment No. 2 removes Chugach’s obligation in certain regulatory or bankruptcy proceedings to support and stipulate to the fact that the payment in lieu of taxes payments are a tax obligation and should be given appropriate priority status based on that fact.

Amendment No. 3 to Asset Purchase Agreement (“APA Amendment No. 3”), Amendment No. 3 to Eklutna Power Purchase Agreement (“PPA Amendment No. 3”), and an Amended and Restated BRU Fuel Agreement, were approved by the Chugach Board on October 24, 2019, and by the MOA Assembly on October 30, 2019, and will become effective upon RCA approval.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

APA Amendment No. 3 reduces the upfront payment to the MOA by $10.0 million, eliminates upward price adjustments if ML&P’s net book value of the purchased assets is greater than $715.4 million at closing, and recognizes a $36.0 million rate reduction account to be funded by the MOA for the benefit of ML&P legacy customers. PPA Amendment No. 3 recognizes Chugach’s right to set-off payments to the extent the MOA does not fulfill its obligations required in the Stipulation. The amended BRU fuel agreement extends the period over which the costs and benefits of Chugach’s and ML&P’s legacy shares of BRU will be allocated to customers in each legacy service area, requires Chugach to utilize a market proxy value for legacy share BRU gas used for economy energy sales, and requires Chugach to utilize a market proxy value for any legacy share BRU gas used to serve Chugach legacy customers for transactions between the legacy service areas of Chugach and ML&P. For more information, see “Note 10 – ML&P ACQUISITION.”

Petition to Increase Times Interest Earned Ratio (“TIER”)

On January 15, 2019, Chugach submitted a Petition to the RCA requesting to increase its system target TIER from 1.35 to 1.55.  The impact of this change, assuming no other changes on the system, increases Chugach’s annual margins by approximately $4.0 million. The RCA opened a docket to review the petition, and invited the Office of the Attorney General, Regulatory Affairs and Public Advocacy Section (“RAPA”) to participate. Chugach and RAPA entered a stipulation that no disputed issues exist in this Docket. On October 11, 2019, the RCA accepted the stipulation and granted Chugach’s petition to increase its target system TIER to 1.55.

6.      DEBT

Lines of Credit

Chugach maintains a $50.0 million line of credit with National Rural Utilities Cooperative Finance Corporation (“NRUCFC”). Chugach did not utilize this line of credit in the nine months ended September 30, 2019, or during 2018, and therefore had no outstanding balance at September 30, 2019, or at December 31, 2018.  The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC, and was 3.50% at September  30, 2019, and 3.75% at December 31, 2018. The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. The NRUCFC line of credit was renewed September 29, 2017, and expires September 29, 2022. This line of credit is immediately available for unconditional borrowing.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

Commercial Paper

On June 13, 2016, Chugach entered into a $150.0 million senior unsecured credit facility (“The Credit Agreement”) which is used to back Chugach’s commercial paper program. The pricing included an all-in drawn spread of one month London Interbank Offered Rate (“LIBOR”) plus 90.0 basis points, along with a 10.0 basis points facility fee (based on an A/A2/A unsecured debt rating). The commercial paper can be repriced between one day and 397 days. The participating banks included NRUCFC, KeyBank National Association, Bank of America, N.A.,  and CoBank, ACB. The Credit Agreement was due to expire on June 13, 2021.

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

Chugach expects to continue issuing commercial paper in 2019, as needed. Chugach had $17.0 million and $61.0 million of commercial paper outstanding at September 30, 2019, and December 31, 2018, respectively.

The following table provides information regarding average commercial paper balances outstanding for the quarter ended September 30, 2019, and 2018 (dollars in millions), as well as corresponding weighted average interest rates:

2019		2018
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$9.4	2.53%	$52.9	2.28%

Term Loans

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2016 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated June 30, 2016 (“CoBank Loan Agreement”), and secured by the Second Amended and Restated Indenture of Trust (“Indenture”). At September 30, 2019, Chugach had $34.8 million outstanding with CoBank.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

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

Debt Issuance Costs

The following table outlines debt issuance costs associated with long-term obligations, excluding current installments, at September 30, 2019.

	Long-term Obligations	Unamortized Debt Issuance Costs
2011 Series A Bonds	$178,999,997	$1,010,283
2012 Series A Bonds	162,000,000	880,449
2017 Series A Bonds	34,000,000	181,033
2019 Series A Bonds	75,000,000	492,474
2016 CoBank Note	31,464,000	178,786
	$481,463,997	$2,743,025

The following table outlines debt issuance costs associated with long-term obligations, excluding current installments, at December 31, 2018.

	Long-term Obligations	Unamortized Debt Issuance Costs
2011 Series A Bonds	$189,666,664	$1,096,801
2012 Series A Bonds	172,750,000	938,028
2017 Series A Bonds	36,000,000	188,904
2016 CoBank Note	33,972,000	201,514
	$432,388,664	$2,425,247

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

7.      RECENT ACCOUNTING PRONOUNCEMENTS

Issued and adopted at September 30, 2019:

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

In December 2018, the FASB issued ASU 2018-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors.” ASU 2018-20 amends ASU 2016-02 to address lessor stakeholders’ concerns regarding the following issues: sales taxes and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments from contracts with lease and non-lease components.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

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

September 30, 2019 and 2018

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

8.      LEASES

Effective January 1, 2019, Chugach began application of Accounting Standards Codification 842, Leases (Topic 842). Adoption of the new standard requires recognition of leases on the balance sheet. Chugach has no financing leases and several operating leases, most of which are various land easements. Chugach identified three operating leases as right-of-use assets for a building, office equipment, and substation land lease, with remaining lease terms of one to 25 years and a weighted average lease term of 6.95 years. Chugach’s operating lease assets are presented as operating lease right-of-use assets on the consolidated balance sheet. The current portion of operating lease liabilities is included in current installments of long-term obligations and the long-term portion is presented as operating lease liabilities on the consolidated balance sheet. A discount rate of 4.24% was used in calculating the right-to-use assets and lease liabilities. Chugach’s discount rate was calculated using our incremental borrowing rate based on the average borrowing rate of our long-term debt.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

Adoption had no impact on our consolidated statements of operations. The recognition of the right-of-use asset and operating lease liability represents a non-cash investing and financing activity. Total operating lease expense for the nine months ended September 30, 2019, was $706,323, primarily associated with land easements and helicopter services.

Supplemental cash flow information associated with leases:

Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating leases	$165,750
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	977,096

Supplemental balance sheet information associated with leases at September  30 were:

2019
Operating lease right-of-use assets	$977,096
Operating lease liabilities	$787,076
Current installments of lease liabilities	190,020
Total operating lease liabilities	$977,096

Maturities associated with lease liabilities:

September 30, 2019
2019	$63,630
2020	225,840
2021	225,000
2022	225,000
2023	225,000
Thereafter	171,000
Total lease payments	1,135,470
Less imputed interest	158,374
Present value of lease liabilities	$977,096

Chugach entered into a Power Purchase Agreement with Fire Island Wind, LLC, (“FIW”) on June 21, 2011. The Fire Island Wind contract contains a lease because the agreement identifies an asset (the wind farm is explicitly specified in the agreement and FIW does not have substantive substitution rights) and Chugach controls the use of the asset (it takes 100% of the output and, to the extent there is wind, can control how and when the wind farm produces power directly through its supervisory control and data acquisition (“SCADA”) system). However, due to the exclusively variable nature of the payments related to Fire Island Wind, no new assets or liabilities have been added to the balance sheet, no changes were made to the cash flow

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

statement, and the variable payments are still classified as purchased power expense on the statement of operations. The amount of the variable payments included in purchased power for the nine months ended September 30, 2019, was $2,944,690.

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

Chugach sold all marketable securities in the second quarter of 2019, using the funds for patronage capital payments to HEA and MEA. During the third quarter, Chugach made a small investment in marketable securities. The table below presents the balance of Chugach’s marketable securities measured at fair value on a recurring basis at September 30, 2019, and December 31, 2018. Chugach’s bond mutual funds were measured using quoted prices in active markets. Chugach had no other assets or liabilities measured at fair value on a recurring basis at September 30, 2019, or at December 31, 2018.

September 30, 2019	Total	Level 1	Level 2	Level 3
Bond mutual funds	$191,242	$191,242	$0	$0

December 31, 2018	Total	Level 1	Level 2	Level 3
Bond mutual funds	$6,316,583	$6,316,583	$0	$0

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The fair value of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying value due to their short-term nature.

The estimated fair values (in thousands) of long-term obligations included in the financial statements at September 30, 2019, are as follows:

	Carrying Value	Fair Value Level 2
Long-term obligations (including current installments)	$508,187	$548,523

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

On December 28, 2018, Chugach entered into the Asset Purchase and Sale Agreement (“APA”) with the MOA to acquire substantially all of the assets, and certain specified liabilities of ML&P, subject to approval by the RCA. On December 28, 2018, Chugach also entered into an Eklutna Power Purchase Agreement (“PPA Agreement”), a Payment in Lieu of Taxes Agreement (“PILT Agreement”), and a BRU Fuel Agreement (“Ancillary Agreements”) with the MOA.

During the first week of April 2019, pursuant to the APA, Chugach and the MOA jointly submitted applications to amend their respective CPCNs to permit Chugach to provide electric service in ML&P’s legacy service territory. The RCA accepted the filing as complete on April 18, 2019, and a procedural conference was held on April 22, 2019. On May 8, 2019, the RCA issued an order indicating that a final order in the case was expected by November 19, 2019. In addition, the RCA granted the petitions to intervene filed by MEA; Providence Health and Services (“Providence”); GVEA; the Federal Executive Agencies (“FEA”); and HEA / Alaska Electric and Energy Cooperative, Inc. Hearings on the acquisition were held in August and September 2019. On October 1, 2019, all parties agreed to an extension for the RCA final order in the case to February 17, 2020.

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

September 30, 2019 and 2018

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

The PILT Agreement, which will be effective upon closing, provides for Chugach to make annual payments in lieu of taxes to the MOA for a period of 50 years based on current millage rates and the adjusted book value of property for ML&Ps service territory in existence at the closing as adjusted each year. The PILT Agreement also provides that until December 31, 2033, Chugach shall only collect amounts associated with those annual PILT payments from retail customers in the legacy ML&P territory. Thereafter, the annual PILT payments shall be collected from all Chugach retail customers.

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

On September 27, 2019, Chugach Electric Association, Inc. (“Chugach”) entered into an Amendment No. 1 to Asset Purchase Agreement (“APA Amendment”), Amendment No. 1 to Payment in Lieu of Taxes Agreement (“PILT Amendment”), and Amendment No. 1 to Eklutna Power Purchase Agreement (“PPA Amendment”) with the MOA. The APA Amendment provides that the purchase price shall reflect the net book value of Municipal Light & Power assets at closing and amends related definitions. The PILT Amendment revises the calculation of PILT to make it consistent with the APA Amendment. The PPA Amendment defines the Eklutna PPA as a wholesale power agreement.

On October 29, 2019, Chugach entered into an Amendment No. 2 to Asset Purchase and Sale Agreement (“APA Amendment No. 2”), Amendment No. 2 to Eklutna Power Purchase Agreement (“PPA Amendment No. 2”), and Amendment No. 2 to Payment in Lieu of Taxes Agreement (“PILT Amendment No. 2”) with the MOA. The APA Amendment No. 2 extends the termination date of the APA from March 31, 2020 to September 30, 2020 and recognizes the Eklutna Transmission Assets as Acquired Assets in recognition of the fulfillment of a condition in the original Asset Purchase and Sale Agreement. The PPA Amendment No. 2 recognizes changes to the dispute resolution procedures contained therein and the PILT Amendment No. 2 removes Chugach’s obligation in certain regulatory or bankruptcy proceedings to support and stipulate to the fact that the payment in lieu of taxes payments are a tax obligation and should be given appropriate priority status based on that fact.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

Amendment No. 3 to Asset Purchase Agreement (“APA Amendment No. 3”), Amendment No. 3 to Eklutna Power Purchase Agreement (“PPA Amendment No. 3”), and an Amended and Restated BRU Fuel Agreement, were approved by the Chugach Board on October 24, 2019, and by the MOA Assembly on October 30, 2019, and will become effective upon RCA approval. APA Amendment No. 3 reduces the upfront payment to the MOA by $10.0 million, eliminates upward price adjustments if ML&P’s net book value of the purchased assets is greater than $715.4 million at closing, and recognizes a $36.0 million rate reduction account to be funded by the MOA for the benefit of ML&P legacy customers. PPA Amendment No. 3 recognizes Chugach’s right to set-off payments to the extent the MOA does not fulfill its obligations required in the Stipulation. The amended BRU fuel agreement extends the period over which the costs and benefits of Chugach’s and ML&P’s legacy shares of BRU will be allocated to customers in each legacy service area, requires Chugach to utilize a market proxy value for legacy share BRU gas used for economy energy sales, and requires Chugach to utilize a market proxy value for any legacy share BRU gas used to serve Chugach legacy customers for transactions between the legacy service areas of Chugach and ML&P.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

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

The three utility owners of the Eklutna Hydro Project (Chugach, ML&P, and MEA) are obligated by a 1991 Fish & Wildlife Agreement to develop and implement measures to protect, mitigate, and enhance the fish and wildlife impacted by the project (PME program). The program is to be approved by the Governor of Alaska with completion of the program no later than October of 2032, 35 years after its purchase. The owners initiated a required consultation process with key government agencies and interested parties in March 2019. The agreement requires equal consideration of; 1) efficient and economical power production, 2) energy conservation, 3) protection, mitigation of damage to, and enhancement of fish and wildlife, 4) protection of recreation opportunities, 5) municipal water supplies, 6) preservation of other aspects of environmental quality, 7) other beneficial public uses, and 8) and requirements of State law. The hydro project and municipal water system currently utilize 100% of the water inflows.

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

September 30, 2019 and 2018

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

13.    COMMITMENTS AND CONTINGENCIES

Contingencies

Chugach is a participant in various legal actions, rate disputes, personnel matters and claims both for and against Chugach’s interests. Management believes the outcome of any such matters will not materially impact Chugach’s financial condition, results of operations or liquidity. Chugach establishes reserves when a particular contingency is probable and calculable. Chugach has not accrued for any contingency at September 30, 2019, as it does not consider any contingency to be probable nor calculable. Chugach faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated.

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

September 30, 2019 and 2018

BRU Operations

Chugach and other owners, ML&P and Hilcorp, are operating under an existing Joint Operating Agreement. Hilcorp is the operator for BRU. The owners are considering updating the existing Joint Operating Agreement to better match the new owners’ interests.

Patronage Capital

In March 2019, our Board authorized capital credit retirements to MEA and SES in the amount of $4.9 million. Pursuant to agreements reached with HEA and MEA, patronage capital retired to HEA and MEA is classified as patronage capital payable on Chugach’s Balance Sheet until paid. In April 2019, our Board authorized payments to HEA and MEA of $2.0 million and $6.1 million, respectively, therefore reducing patronage capital payable. At September 30, 2019, patronage capital payable to HEA was $1.9 million, with no patronage capital payable to MEA. At December 31, 2018, patronage capital payable to HEA and MEA was $3.9 million and $1.5 million, respectively.

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

ML&P Acquisition

In December 2017, the Mayor of Anchorage, Alaska, announced plans to place a proposition on the April 3, 2018 municipal ballot allowing the voters to authorize the sale of ML&P to Chugach. The proposition was approved by Anchorage voters 65.08% to 34.92% per the certified election results. Chugach and the Municipality of Anchorage (“MOA”) negotiated final sales agreements and associated documents. The sale of ML&P was approved by the Anchorage Assembly on December 4, 2018 and the Chugach Board of Directors gave its final approval on December 19, 2018. The agreements and associated documents were executed on December 28, 2018. Pursuant to these agreements and associated documents, on April 1, 2019, Chugach submitted the Joint Request for Necessary Approvals for Acquisition of Anchorage Municipal Light and Power, and the Petition for Approvals Needed to Acquire Anchorage Municipal Light and Power and Application to Amend Certificate of Public Convenience and Necessity No. 8 to the RCA. The RCA accepted the filing as complete on April 18, 2019, and the procedural conference was held on April 22, 2019. On May 8, 2019, the RCA issued an order indicating that a final order in the case was expected by November 19, 2019. In addition, the RCA granted the petitions to intervene filed by MEA; Providence Health and Services (“Providence”); GVEA; the Federal Executive Agencies (“FEA”); and HEA / Alaska Electric and Energy Cooperative, Inc. Hearings on the acquisition were held in August and September 2019. On October 1, 2019, all parties agreed to an extension for the RCA final order in the case to February 17, 2020.

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

On September 27, 2019, Chugach Electric Association, Inc. (“Chugach”) entered into an Amendment No. 1 to Asset Purchase Agreement (“APA Amendment”), Amendment No. 1 to Payment in Lieu of Taxes Agreement (“PILT Amendment”), and Amendment No. 1 to Eklutna Power Purchase Agreement (“PPA Amendment”) with the MOA. The APA Amendment provides that the purchase price shall reflect the net book value of Municipal Light & Power assets at closing and amends related definitions. The PILT Amendment revises the calculation of PILT to make it consistent with the APA Amendment. The PPA Amendment defines the Eklutna PPA as a wholesale power agreement.

On October 29, 2019, Chugach entered into an Amendment No. 2 to Asset Purchase and Sale Agreement (“APA Amendment No. 2”), Amendment No. 2 to Eklutna Power Purchase Agreement (“PPA Amendment No. 2”), and Amendment No. 2 to Payment in Lieu of Taxes Agreement (“PILT Amendment No. 2”) with the MOA. The APA Amendment No. 2 extends the termination date of the APA from March 31, 2020 to September 30, 2020 and recognizes the Eklutna Transmission Assets as Acquired Assets in recognition of the fulfillment of a condition in the original Asset Purchase and Sale Agreement. The PPA Amendment No. 2 recognizes changes to the dispute resolution procedures contained therein and the PILT Amendment No. 2 removes Chugach’s obligation in certain regulatory or bankruptcy proceedings to support and stipulate to the fact that the payment in lieu of taxes payments are a tax obligation and should be given appropriate priority status based on that fact.

Amendment No. 3 to Asset Purchase Agreement (“APA Amendment No. 3”), Amendment No. 3 to Eklutna Power Purchase Agreement (“PPA Amendment No. 3”), and an Amended and Restated BRU Fuel Agreement, were approved by the Chugach Board on October 24, 2019, and by the MOA Assembly on October 30, 2019, and will become effective upon RCA approval. APA Amendment No. 3 reduces the upfront payment to the MOA by $10.0 million, eliminates upward price adjustments if ML&P’s net book value of the purchased assets is greater than $715.4 million at closing, and recognizes a $36.0 million rate reduction account to be funded by the MOA for the benefit of ML&P legacy customers. PPA Amendment No. 3 recognizes Chugach’s right to set-off payments to the extent the MOA does not fulfill its obligations required in the Stipulation. The amended BRU fuel agreement extends the period over which the costs and benefits of Chugach’s and ML&P’s legacy shares of BRU will be allocated to customers in each legacy service area, requires Chugach to utilize a market proxy value for legacy share BRU gas used for economy energy sales, and requires Chugach to utilize a market proxy value for any legacy share BRU gas used to serve Chugach legacy customers for transactions between the legacy service areas of Chugach and ML&P. For more information, see “ITEM 1 – FINANCIAL STATEMENTS – Note 10 – ML&P ACQUISITION.”

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

Chugach and the members of Alaska Railbelt Cooperative Transmission and Electric Company (“ARCTEC”) continue to work with the other utilities and stakeholders to arrive at legislation and an RRC organization acceptable to all Railbelt utilities and stakeholders.

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

Earthquake

On November 30, 2018, a 7.1 magnitude earthquake struck Southcentral Alaska. The epicenter was located approximately 10 miles northeast of Anchorage and resulted in significant damage throughout the area. While approximately 21,000 of Chugach’s members lost power, the number of members without power was reduced to less than 70 within 12 hours. On January 31, 2019, the President declared the earthquake a federal disaster. Chugach has applied for Federal Emergency Management Agency (“FEMA”) assistance and continues to assess and repair damage on our system due to the earthquake. At September 30, 2019, costs associated with system-wide repairs and damages reached $2.1 million. At this time, Chugach does not anticipate this event to have a material impact on our financial condition, results of operations, and cash flows.

Swan Lake Fire

The Swan Lake Fire has been burning since June 2019, has reached over 167,000 acres and damaged the transmission line that connects the Bradley Lake Hydroelectric Project to the Chugach system. This transmission line has been out of service for several weeks at the request of the fire management team. Because the loss of access to Bradley Lake power, more natural gas is being used and will continue to be until the line is repaired and back in service. During the third quarter, Chugach estimates the incremental increase to gas consumption for Chugach’s generation needs is approximately 238,862 Mcf. Natural gas is a more expensive power than hydroelectric power, and Bradley Lake generally makes up 10% of Chugach’s power supply requirements. At the end of September 2019, the Swan Lake Fire was 90% contained with an estimated containment date of December 31, 2019.

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

Rate Regulation and Rates

Chugach submitted quarterly SRF filings which resulted in a demand and energy rate increase of 2.7% and 1.5% for retail customers and Seward, respectively, effective November 1, 2018; an increase to demand and energy rates of 0.6% and 3.3% for retail customers and Seward, respectively, effective February 1, 2019; an increase to demand and energy rates of 0.8% for retail customers and 0.2% for Seward, effective May 1, 2019; and an increase to demand and energy rates of 2.5% for retail customers and 3.2% for Seward, effective August 1, 2019; and an increase to demand and energy rates of 3.9% for retail customers and 1.5% for Seward, effective November 1, 2019.

Petition to Increase Times Interest Earned Ratio (“TIER”)

On January 15, 2019, Chugach submitted a Petition to the RCA requesting to increase its system target TIER from 1.35 to 1.55. The impact of this change, assuming no other changes on the system, increases annual margins by approximately $4.0 million. The RCA opened a docket to review the petition, and invited the Office of the Attorney General, Regulatory Affairs and Public Advocacy Section (“RAPA”) to participate. Chugach and RAPA entered into a stipulation that no disputed issues exist in this Docket. On October 11, 2019, the RCA accepted the stipulation and granted Chugach’s petition to increase its target system TIER to 1.55.

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins increased $0.8 million, or 63.9%, during the third quarter of 2019 compared to the third quarter of 2018, primarily due to increases in operating revenue, which was somewhat offset by increases in production and depreciation and amortization expense.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $5.5 million, or 11.9%, during the third quarter of 2019 compared to the third quarter of 2018. Retail revenue increased $5.6 million, or 13.1%, primarily due to an increase in energy sales and at higher base rates, as well as higher fuel and purchased power costs recovered through the fuel and purchased power adjustment process.

Wholesale revenue increased $0.3 million, or 23.1%, during the third quarter of 2019 compared to the third quarter of 2018, primarily due to higher fuel and purchased power costs recovered through the fuel and purchased power adjustment process.

Economy revenue did not materially change during the third quarter of 2019 compared to the third quarter of 2018.

Miscellaneous revenue decreased $0.3 million, or 15.8%, during the third quarter of 2019 compared to the third quarter of 2018, primarily due to lower wheeling revenue.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to Seward contributed approximately $0.4 million and $0.3 million to Chugach’s fixed costs for each of the quarters ended September 30, 2019, and 2018, respectively.

See “ITEM 1 – FINANCIAL STATEMENTS – Note 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS,” for a table showing the base rate sales and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended September 30, 2019, and 2018.

The following table summarizes kWh sales for the quarter ended September 30:

Customer	2019 kWh	2018 kWh

Retail	249,930,683	247,090,208
Wholesale	14,799,404	14,801,678
Total	264,730,087	261,891,886

From the third quarter of 2018 to the third quarter of 2019, base demand and energy rates increased 0.7% to retail and 0.3% to Seward, respectively. The rate changes result from Chugach’s SRF process.

Total operating expenses increased $4.3 million, or 10.3%, in the third quarter of 2019 compared to the third quarter of 2018, primarily due to higher fuel, production, purchased power, and depreciation and amortization expense.

Fuel expense increased $2.5 million, or 19.7%, in the third quarter of 2019 compared to the third quarter of 2018, primarily due to a more fuel purchased for production caused by an increase in energy sales and more gas-fired generation, which was somewhat offset by a lower price. In the third quarter of 2019, Chugach purchased, for our own generation, 1,633,126 Mcf of fuel at an average effective delivered price of $8.21 per Mcf. This calculation does not include fuel produced at BRU, nor does it include fuel purchased for MEA and ML&P power plants and recorded as purchased power. In the third quarter of 2018, Chugach reported the amount used, including fuel produced at BRU and purchased for MEA and ML&P power plants, of 1,433,423 Mcf at an average effective delivered price of $7.85 per Mcf. For comparative purposes, we have recalculated the 2018 average effective delivered price to only reflect the amount purchased for our own generation of 1,349,649 Mcf of fuel at an average effective delivered price of $8.33 per Mcf.

Production expense increased $0.8 million, or 18.3%, in the third quarter of 2019 compared to the third quarter of 2018, primarily due to the amortization associated with Beluga Unit 3 maintenance and the Cooper Lake dredging project, maintenance expense associated with annual inspections at the Beluga Power Plant, and costs associated with the November 2018 earthquake.

Purchased power expense increased $1.2 million, or 28.2%, in the third quarter of 2019 compared to the third quarter of 2018, primarily due to more energy purchased and at a higher price. In the third quarter of 2019, Chugach purchased 54,314 MWh of energy at an average effective price of 8.77 cents per kWh. In the third quarter of 2018, Chugach purchased 51,847 MWh of energy at an average effective price of 6.76 cents per kWh.

Transmission, distribution, and consumer accounts expense did not materially change in the third quarter of 2019 compared to the third quarter of 2018.

Administrative, general and other expense decreased $0.4 million, or 7.7%, in the third quarter of 2019 compared to the third quarter of 2018, primarily due to a decrease in costs associated with workers’ compensation.

Depreciation and amortization increased $0.4 million, or 5.4%, in the third quarter of 2019 compared to the third quarter of 2018, primarily due to adjustments from project closeouts in 2018.

Interest on long-term and other debt and interest charged to construction did not materially change in the third quarter of 2019 compared to the third quarter of 2018.

Non-operating margins did not materially change in the third quarter of 2019 compared to the third quarter of 2018.

Current Year to Date versus Prior Year to Date

Assignable margins decreased $0.8 million, or 80.0%, in the first nine months of 2019 compared to the same period of 2018, primarily due to increased production, depreciation and amortization, and administrative, general, and other expenses, which was somewhat offset by an increase in operating revenue due to higher base rates.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $6.8 million, or 4.6%, in the first nine months of 2019 compared to the same period of 2018. This increase was primarily due to increased base rates and higher purchased power costs recovered through the fuel and purchased power adjustment process.

Retail revenue increased $8.6 million, or 6.3%, in the first nine months of 2019 compared to the same period of 2018, due to increased base rates and higher purchased power costs recovered through the fuel and purchased power adjustment process.

Wholesale revenue increased $0.4 million, or 10.3%, in the first nine months of 2019 compared to the same period of 2018, due to increased purchased power costs recovered through the fuel and purchased power adjustment process.

Economy revenue did not materially change in the first nine months of 2019 compared to the same period of 2018.

Miscellaneous revenue decreased $2.2 million, or 30.1%, in the first nine months of 2019 compared to the same period of 2018, due to lower wheeling revenue.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to Seward contributed approximately $1.0 million to Chugach’s fixed costs for the nine months ended September 30, 2019, and 2018.

See “ITEM 1 – FINANCIAL STATEMENTS – Note 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS,” for a table showing the base rate sales and fuel and purchased power revenue by customer class that is included in revenue for the nine months ending September 30, 2019 and 2018.

The following table summarizes kWh sales for the nine months ended September 30:

Customer	2019 kWh	2018 kWh

Retail	777,603,390	787,227,397
Wholesale	43,021,250	43,859,191
Economy Energy	103,400	207
Total	820,728,040	831,086,795

In the first nine months of 2019, base demand and energy rates charged to retail customers increased 1.2%, and 0.0% to the wholesale customer, Seward. The increase to the retail class is primarily the result of lower system sales levels.

Total operating expenses increased $7.6 million, or 5.8%, in the first nine months of 2019 compared to the same period of 2018, primarily due to higher production, purchased power, depreciation and amortization, and administrative and general expense, which was somewhat offset by lower fuel expense.

Fuel expense decreased $1.1 million, or 2.4%, in the first nine months of 2019 compared to the same period of 2018, primarily due to a decrease in price, which was somewhat offset by an increase in fuel purchased. In the first nine months of 2019, Chugach purchased, for our own generation, 4,733,503 Mcf of fuel at an average effective delivered price of $8.21 per Mcf. This calculation does not include fuel produced at BRU, nor does it include fuel purchased for MEA and ML&P power plants and recorded as purchased power. In the first nine months of 2018, Chugach reported the amount used, including fuel produced at BRU and purchased for MEA and ML&P power plants, of 4,861,861 Mcf at an average effective delivered price of $8.17 per Mcf. For comparative purposes, we have recalculated the 2018 average effective delivered price to only reflect the amount purchased for our own generation of 4,709,523 Mcf of fuel at an average effective delivered price of $8.43 per Mcf.

Production expense increased $1.8 million, or 13.4% in the first nine months of 2019 compared to the same period of 2018, primarily due to amortization associated with Beluga Unit 3 maintenance and the Cooper Lake dredging project.

Purchased power expense increased $4.7 million, or 37.2%, in the first nine months of 2019 compared to the same period of 2018, primarily due to more energy purchased and at a higher price. In the first nine months of 2019, Chugach purchased 193,068 MWh of energy at an average effective price of 7.60 cents per kWh. In the first nine months of 2018, Chugach purchased 156,225 MWh of energy at an average effective price of 6.56 cents per kWh.

Transmission, distribution and consumer accounts expense did not materially change in the first nine months of 2019 compared to the same period of 2018.

Administrative, general and other expense increased $1.1 million, or 6.3%, in the first nine months of 2019 compared to the same period of 2018, primarily due to higher labor expense and cancelled projects.

Depreciation and amortization increased $1.2 million, or 5.5%, in the first nine months of 2019 compared to the same period of 2018, primarily due to adjustments from project closeouts in 2018 and increases in plant in service during 2019.

Interest on long-term and other debt and interest charged to construction did not materially change in the first nine months of 2019 compared to the same period of 2018.

Non-operating margins did not materially change in the first nine months of 2019 compared to the same period of 2018.

Financial Condition

Assets

Total assets did not materially change from December 31, 2018, to September 30, 2019. Decreases in cash and cash equivalents, marketable securities, accounts receivable, and fuel stock, were somewhat offset by increases in operating lease right-of-use assets, prepayments, deferred charges, and materials and supplies. Cash and cash equivalents decreased $3.2 million, or 52.3% and marketable securities decreased $6.2 million, or 97.0%, primarily due to the payment of wholesale patronage capital. Accounts receivable decreased $7.2 million, or 23.0%, primarily due to a decrease in energy sales from winter to summer. Fuel stock decreased $2.7 million, or 22.8%, due to more fuel used for production from the fuel storage facility. Operating leases right-of-use assets increased $1.0 million, or 100.0% due to adoption of ASC 842 Leases. Prepayments increased $2.2 million, or 96.6%, primarily due to prepayment of insurance for 2019. Deferred charges increased $5.1 million, or 13.6%, primarily due to costs associated with the ML&P acquisition. Materials and supplies increased $1.3 million, or 8.0%, primarily due to inventory used for construction projects.

Liabilities and Equity

Total liabilities, equities and margins did not materially change from December 31, 2018, to September 30, 2019. Decreases in patronage capital, patronage capital payable, accounts payable, fuel cost over-recovery, accrued interest and commercial paper were somewhat offset by increases in long-term obligations. Patronage capital decreased $5.3 million, or 3.0%, and patronage capital payable decreased $1.5 million, or 43.1%, primarily due to the retirement and payment of wholesale capital credits. Accounts payable decreased $1.6 million, or 16.4%, due to the timing of payments. Fuel cost over-recovery decreased $3.4 million, or 100.0%, due to refunding of the prior period’s over-collection through the fuel and purchased power adjustment process. Accrued interest decreased $3.6 million, or 63.8%, due to payment of interest and principal on long-term obligations. The decrease in commercial paper of $44.0 million, or 72.1%, and increase in long-term obligations of $49.5 million, or 11.5%, was due to the pay down of commercial paper using proceeds from the 2019 First Mortgage Bonds issued during the second quarter of 2019.

LIQUIDITY AND CAPITAL RESOURCES

Summary

Chugach ended the third quarter of 2019 with $4.3 million of cash, cash equivalents, and restricted cash equivalents down from $7.4 million at December 31, 2018. Chugach had $0.2 million in marketable securities at September 30, 2019, down from $6.3 million at December 31, 2018. Chugach did not utilize its $50.0 million line of credit maintained with NRUCFC in the first nine months of 2019, therefore, had no outstanding balance and the available borrowing capacity was $50.0 million at September 30, 2019. Chugach paid down commercial paper and ended the third quarter with $17.0 million of commercial paper outstanding, thus the available borrowing capacity under the commercial paper program at September 30, 2019, was $283.0 million.

Cash equivalents consist of all highly liquid debt instruments, with a maturity of three months or less when purchased, and a concentration account with First National Bank Alaska (“FNBA”).

Cash Flows

The following table summarizes Chugach’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2019, and 2018.

	2019	2018
Total cash provided by (used in):
Operating activities	$15,456,665	$26,024,425
Investing activities	(19,916,159)	(16,503,280)
Financing activities	1,283,953	(10,855,877)
Increase (decrease) in cash and cash equivalents	$(3,175,541)	$(1,334,732)

Operating Activities

Cash provided by operating activities was $15.5 million for the nine months ended September 30, 2019, compared with $26.0 million for the nine months ended September 30, 2018. The decrease in cash provided by operating activities was primarily due to lower sales at the end of 2018 compared to 2017, and therefore, less cash collected from receivables during the nine months ended September 30, 2019, compared to the same period in 2018. The increase in prepayments and deferred charges during the nine months ended September 30, 2019, compared to the same period in 2018 and more cash used for accounts payable also contributed to the decrease. While there was a decrease in cash used for fuel storage, this was largely offset by the increase in cash used for fuel recovery.

Deferred charges associated with the ML&P acquisition and integration for the nine months ended September 30, 2019, was $13.2 million and is estimated to be $25.9 million for the full year.

Investing Activities

Cash used in investing activities was $19.9 million for the nine months ended September 30, 2019, compared with $16.5 million for the nine months ended September 30, 2018. The change in cash used in investing activities was primarily due to the extension and replacement of plant caused by more construction activity during the nine months ended September 30, 2019, compared to the same period in 2018. This was somewhat offset by cash provided by the sale of marketable securities in the second quarter of 2019.

Capital construction through September 30, 2019, was $26.3 million and is estimated to be $33.9 million for the full year. Capital improvement expenditures are expected to decrease during the fourth quarter as the construction season ends.

Financing Activities

Cash provided by financing activities was $1.3 million for the nine months ended September 30, 2019, compared with cash used in financing activities of $10.9 million for the nine months ended September 30, 2018. The change in cash provided by or used in financing activities was primarily due to issuance of the 2019 Bonds and payment of commercial paper, as well as payment of wholesale patronage capital in the first half of 2019.

Sources of Liquidity

Chugach satisfies its operational and capital cash requirements through internally generated funds, a $50.0 million line of credit from NRUCFC and a commercial paper program. On July 30, 2019, Chugach entered into the First Amendment to the Credit Agreement, increasing the senior unsecured credit facility from $150.0 million to $300.0 million, adding Wells Fargo Bank, N.A. as a participating bank, and extending the Credit Agreement to July 30, 2024.

At September 30, 2019, there was no outstanding balance on the NRUCFC line of credit and $17.0 million of outstanding commercial paper. Therefore, at September 30, 2019, the available borrowing capacity under Chugach’s line of credit with NRUCFC was $50.0 million and the available commercial paper capacity was $283.0 million.

Commercial paper can be repriced between one day and 397 days. The average commercial paper balance for the nine months ended September 30, 2019, was $38.8 million with a corresponding weighted average interest rate of 2.75%. The maximum amount of outstanding commercial paper for the nine months ended September 30, 2019, was $85.0 million.

The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding monthly weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate
January	$56.8	2.81%
February	$55.2	2.77%
March	$72.8	2.77%
April	$83.4	2.77%
May	$45.2	2.74%
June	$8.0	2.65%
July	$8.5	2.61%
August	$7.8	2.42%
September	$12.1	2.54%

At September 30, 2019, Chugach had a term loan facility with CoBank. Loans made under these facilities are evidenced by the 2016 CoBank Note, which is governed by the Second and Amended and Restated Master Loan Agreement dated June 30, 2016 and secured by the Indenture.

At September 30, 2019, Chugach had the following outstanding with this facility:

	Principal Balance	Interest Rate	Maturity Date	Principal Payment Dates

2016 CoBank Note	$34,770,000	2.58%	2031	2019-2031

Under the Indenture, additional obligations may be sold by Chugach upon the basis of bondable additions and the retirement or defeasance of or principal payments on previously outstanding obligations. As a result of the 2019 debt issuance, the principal payment capacity as of September 30, 2019, is now $54.1 million. Chugach’s ability to sell additional debt obligations will be dependent on the market’s perception of Chugach’s financial condition and Chugach’s continuing compliance with financial covenants contained in its debt agreements.

Chugach management continues to expect that cash flows from operations and external funding sources, including additional commercial paper borrowings, will be sufficient to cover operational, financing and capital funding requirements in 2019 and thereafter.

CRITICAL ACCOUNTING POLICIES

As of September 30, 2019, there have been no significant changes in Chugach’s critical accounting policies as disclosed in Chugach’s 2018 Annual Report on Form 10-K. This includes policies regarding electric utility regulation.

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

The three utility owners of the Eklutna Hydro Project (Chugach, ML&P, and MEA) are obligated by a 1991 Fish & Wildlife Agreement to develop and implement measures to protect, mitigate, and enhance the fish and wildlife impacted by the project (PME program). The program is to be approved by the Governor of Alaska with completion of the program no later than October of 2032, 35 years after its purchase. The owners initiated a required consultation process with key government agencies and interested parties in March 2019. The agreement requires equal consideration of; 1) efficient and economical power production, 2) energy conservation, 3)

protection, mitigation of damage to, and enhancement of fish and wildlife, 4) protection of recreation opportunities, 5) municipal water supplies, 6) preservation of other aspects of environmental quality, 7) other beneficial public uses, and 8) and requirements of State law. The hydro project and municipal water system currently utilize 100% of the water inflows.

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

Interest Rate Risk

At September 30, 2019, short- and long-term debt was comprised of the 2011, 2012, 2017, and 2019 Series A Bonds, the 2016 CoBank Note and outstanding commercial paper.

The interest rates of the 2011, 2012, 2017, and 2019 Series A Bonds, and 2016 CoBank Note are fixed and set forth in the table below with the carrying value and fair value (dollars in thousands) at September 30, 2019.

	Maturing	Interest Rate	Carrying Value	Fair Value
2011 Series A, Tranche A	2031	4.20%	$54,000	$56,495
2011 Series A, Tranche B	2041	4.75%	135,667	152,417
2012 Series A, Tranche A	2032	4.01%	48,750	50,649
2012 Series A, Tranche B	2042	4.41%	74,000	82,666
2012 Series A, Tranche C	2042	4.78%	50,000	57,239
2017 Series A, Tranche A	2037	3.43%	36,000	36,311
2019 Series A, Tranche A	2049	3.86%	75,000	78,489
2016 CoBank Note	2031	2.58%	34,770	34,257
Total			$508,187	$548,523

Chugach is exposed to market risk from changes in interest rates associated with its credit facility. Chugach’s credit facilities’ interest rates may be reset due to fluctuations in a market-based index, or the base rate or prime rate of our lenders. At September 30, 2019, Chugach had $17.0 million of commercial paper outstanding. Based on this balance a 100 basis-point rise or decline in interest rates would increase or decrease our interest expense by approximately $0.2 million.

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

Recovery of Fuel and Purchased Power Costs

The RCA approved inclusion of all fuel, purchased power, and transportation costs related to our current contracts in the calculation of Chugach’s fuel and purchased power adjustment process which will ensure, in advance, that costs incurred under the contracts can be recovered from Chugach’s customers. The fuel and purchased power adjustment process collects under-recoveries and refunds over-recoveries from prior periods with minimal regulatory lag. Chugach's fuel and purchased power adjustment process includes quarterly filings with the RCA, which set the rates on projected costs, sales and system operations for the quarter. Any under- or over-recovery of costs is incorporated into the following quarterly filing. Chugach under-recovered $0.3 million at September 30, 2019, and over-recovered $3.4 million at December 31, 2018. To the extent the regulated fuel and purchased power adjustment process does not provide for the timely recovery of costs, Chugach could experience a material negative impact on its cash flows. Chugach has line of credit and commercial paper borrowing capacity to mitigate this risk.

ML&P Acquisition

In December 2017, the Mayor of Anchorage, Alaska, announced plans to place a proposition on the April 3, 2018 municipal ballot allowing the voters to authorize the sale of ML&P to Chugach. The proposition was approved by Anchorage voters 65.08% to 34.92% per the certified election results. Chugach and the MOA negotiated final sales agreements and associated documents. The sale of ML&P was approved by the Anchorage Assembly on December 4, 2018 and the Chugach Board of Directors gave its final approval on December 19, 2018. The agreements and associated documents were executed on December 28, 2018. Pursuant to these agreements and associated documents, on April 1, 2019, Chugach submitted the Joint Request for Necessary Approvals for Acquisition of Anchorage Municipal Light and Power, and the Petition for Approvals Needed to Acquire Anchorage Municipal Light and Power and Application to Amend Certificate of Public Convenience and Necessity No. 8 to the RCA. The RCA accepted the filing as complete on April 18, 2019, and the procedural conference was held on April 22, 2019. On May 8, 2019, the RCA issued an order indicating that a final order in the case was expected by November 19, 2019. In addition, the RCA granted the petitions to intervene filed by MEA; Providence Health and Services (“Providence”); GVEA; the Federal Executive Agencies (“FEA”); and HEA / Alaska Electric and Energy Cooperative, Inc. Hearings on the acquisition were held in August and September 2019. On October 1, 2019, all parties agreed to an extension for the RCA final order in the case to February 17, 2020.

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

On September 27, 2019, Chugach Electric Association, Inc. (“Chugach”) entered into an Amendment No. 1 to Asset Purchase Agreement (“APA Amendment”), Amendment No. 1 to Payment in Lieu of Taxes Agreement (“PILT Amendment”), and Amendment No. 1 to Eklutna Power Purchase Agreement (“PPA Amendment”) with the MOA. The APA Amendment provides that the purchase price shall reflect the net book value of Municipal Light & Power assets at closing and amends related definitions. The PILT Amendment revises the calculation of PILT to make it consistent with the APA Amendment. The PPA Amendment defines the Eklutna PPA as a wholesale power agreement.

On October 29, 2019, Chugach entered into an Amendment No. 2 to Asset Purchase and Sale Agreement (“APA Amendment No. 2”), Amendment No. 2 to Eklutna Power Purchase Agreement (“PPA Amendment No. 2”), and Amendment No. 2 to Payment in Lieu of Taxes Agreement (“PILT Amendment No. 2”) with the MOA. The APA Amendment No. 2 extends the termination date of the APA from March 31, 2020 to September 30, 2020 and recognizes the Eklutna Transmission Assets as Acquired Assets in recognition of the fulfillment of a condition in the original Asset Purchase and Sale Agreement. The PPA Amendment No. 2 recognizes changes to the dispute resolution procedures contained therein and the PILT Amendment No. 2 removes Chugach’s obligation in certain regulatory or bankruptcy proceedings to support and stipulate to the fact that the payment in lieu of taxes payments are a tax obligation and should be given appropriate priority status based on that fact.

Amendment No. 3 to Asset Purchase Agreement (“APA Amendment No. 3”), Amendment No. 3 to Eklutna Power Purchase Agreement (“PPA Amendment No. 3”), and an Amended and Restated BRU Fuel Agreement, were approved by the Chugach Board on October 24, 2019, and by the MOA Assembly on October 30, 2019, and will become effective upon RCA approval. APA Amendment No. 3 reduces the upfront payment to the MOA by $10.0 million, eliminates upward price adjustments if ML&P’s net book value of the purchased assets is greater than $715.4 million at closing, and recognizes a $36.0 million rate reduction account to be funded by the MOA for the benefit of ML&P legacy customers. PPA Amendment No. 3 recognizes Chugach’s right to set-off payments to the extent the MOA does not fulfill its obligations required in the Stipulation. The amended BRU fuel agreement extends the period over which the costs and benefits of Chugach’s and ML&P’s legacy shares of BRU will be allocated to customers in each legacy service area, requires Chugach to utilize a market proxy value for legacy share BRU gas used for economy energy sales, and requires Chugach to utilize a market proxy value for any legacy share BRU gas used to serve Chugach legacy customers for transactions between the legacy service areas of Chugach and ML&P. For more information, see “ITEM 1 – FINANCIAL STATEMENTS – Note 10 – ML&P ACQUISITION.” There are many risks associated with the proposed acquisition including, but not limited to, regulatory approvals, incurrence of substantial debt, interest rate risk, realization of expected benefits and savings, etc., which could have a negative impact on our business, financial condition, or cost of electric service.

For information regarding additional risk factors, refer to Item 1A of Chugach’s Annual Report on Form 10-K for the year ended December 31, 2018. Except as noted above, these risk factors have not materially changed as of September 30, 2019.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description
10.82.1	Amendment No. 1 to Asset Purchase and Sale Agreement between the Registrant and the Municipality of Anchorage, Alaska dated effective September 27, 2019
10.82.2	Amendment No. 2 to Asset Purchase and Sale Agreement between the Registrant and the Municipality of Anchorage, Alaska dated effective October 28, 2019
10.83.1	Amendment No. 1 to Eklutna Power Purchase Agreement between the Registrant and the Municipality of Anchorage, Alaska dated effective September 27, 2019
10.83.2	Amendment No. 2 to Eklutna Power Purchase Agreement between the Registrant and the Municipality of Anchorage, Alaska dated effective October 28, 2019
10.84.1	Amendment No. 1 to Payment in Lieu of Taxes Agreement between the Registrant and the Municipality of Anchorage, Alaska dated effective September 27, 2019
10.84.2	Amendment No. 2 to Payment in Lieu of Taxes Agreement between the Registrant and the Municipality of Anchorage, Alaska dated effective October 28, 2019
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Lee D. Thibert
Lee D. Thibert
Chief Executive Officer

By:	/s/ Sherri L. Highers
Sherri L. Highers
Chief Financial Officer

Date:	November 8, 2019