Form 10-K
period 2019-12-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2020-03-20
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2019

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________ to ____________

Commission file number   33-42125

Chugach Electric Association, Inc.

(Exact name of registrant as specified in its charter)

Alaska	92-0014224
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5601 Electron Dr., Anchorage, Alaska	99518
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(907) 563-7494

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

2019 Form 10-K Annual Report

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

Chugach is an electric cooperative that is exempt from federal income taxation as an organization described in Section 501(c)(12) of the Internal Revenue Code. Chugach’s hydroelectric project is licensed by the Federal Energy Regulatory Commission (“FERC”). As such, Chugach is subject to FERC reporting requirements and our accounting records conform to the Uniform System of Accounts as prescribed by FERC. In lieu of state and local ad valorem, income and excise taxes, Alaska electric cooperatives must pay a gross revenue tax to the State of Alaska at the rate of $0.0005 per kilowatt-hour (kWh) of electricity sold in the retail market during the preceding year. This tax is collected monthly and remitted annually. In addition, we currently collect a regulatory cost charge (“RCC”) of $0.000593 per kWh of retail electricity sold. The RCC is assessed to fund the operations of the Regulatory Commission of Alaska (“RCA”) and is collected monthly and remitted to the State of Alaska quarterly. We also collect sales tax on retail electricity sold to consumers in Whittier, seasonally (April through September), and in the Kenai Peninsula Borough, monthly. This tax is remitted to the City of Whittier monthly and to the Kenai Peninsula Borough quarterly. These taxes are a direct pass-through to consumer bills and therefore do not impact our margins.

We had 295 employees as of March 16, 2020. Approximately 70% of our employees are members of the International Brotherhood of Electrical Workers (“IBEW”). Chugach has three Collective Bargaining Unit Agreements (“CBA”) with the IBEW. We also have a CBA with the Hotel Employees and Restaurant Employees (“HERE”). All of the CBA’s have been renewed through June 30, 2021. The three IBEW CBAs provide for wage and pension contribution increases in all years and include health and welfare premium cost sharing provisions. The HERE CBA provides for wage, pension contribution, and health and welfare contribution increases in all years. We believe our relationship with our employees is good.

Our members are the consumers of the electricity sold by us. As of December 31, 2019, we had one wholesale customer, 69,320 retail members, and 84,327 service locations, including idle services. No individual retail customer accounts for more than ten percent of our revenue. Our customers’ requirements for capacity and energy generally peak in fall and winter as home heating and lighting needs rise and then decline in the spring and summer as the weather becomes milder and daylight hours increase.

We supply power to the City of Seward (“Seward”) as a wholesale customer. Occasionally we sell available generation, in excess of our own needs, to Matanuska Electric Association, Inc. (“MEA”), Homer Electric Association, Inc. (“HEA”), Golden Valley Electric Association, Inc. (“GVEA”) and Anchorage Municipal Light & Power (“ML&P”).

Our customers are billed on a monthly basis per a tariffed rate for electrical power consumed during the preceding period. Billing rates are approved by the RCA, see “Item 1 – Business – Rate Regulation and Rates.” Base rates (derived on the basis of historic cost of service including margins) are established to generate revenues in excess of current period costs in any year and such excess is designated on our Consolidated Statements of Operations, Consolidated Statements of Changes in Equities and Margins, and Consolidated Statements of Cash Flows as “Assignable margins.” Retained assignable margins are designated on our Consolidated Balance Sheet as “Patronage capital” which is assigned to each member on the basis of patronage. Patronage capital is held for the account of the members without interest and returned when the Chugach Board of Directors deems it appropriate to do so.

In 2019, we had 531.2 megawatts (“MW”) of installed generating capacity (rated capacity) provided by 16 generating units at our five owned power plants: Beluga Power Plant, International Station Power Plant (historically known as “IGT”), Cooper Lake Hydroelectric Project, Southcentral Power Project (“SPP”), in which we own a 70% interest, and Eklutna Hydroelectric Project, in which we own a 30% interest. Of the 531.2 MW of installed generating capacity, approximately 87% was fueled by natural gas. The rest of our owned generating resources were hydroelectric facilities. In 2019,  81% of Chugach’s power, including purchased power, was generated from gas. Of that gas-fired generation, 82% took place at SPP and 7% took place at Beluga. SPP furnishes up to 200.2 MW of capacity; Chugach owns 70% of this plant’s output and ML&P owns the remaining 30%. The Bradley Lake Hydroelectric Project, which is not owned by Chugach, provides up to 27.4 MW, as currently operated, for our retail customers and up to 0.9 MW for our wholesale customer. For more information concerning Bradley Lake, see “Item 2 – Properties – Other Property – Bradley Lake.” In addition, we purchase up to 17.6 MW from Fire Island Wind, LLC (“FIW”), annually. We operate 1,727 miles of distribution line and 436 miles of transmission line, which includes Chugach’s share of the Eklutna transmission line. For the year ended December 31, 2019, we sold 1.1 billion kWh of electrical power.

Customer Revenue from Sales

2019 Sales Revenue
46%
Residential
Commercial
Wholesale
Miscellaneous
3%
3%
48%

2019 MWh Sales

42%
5%
53%
Residential
Commercial
Wholesale

Miscellaneous revenue includes economy energy and capacity sales to GVEA, MEA, HEA and ML&P.

Retail Service Territory

Our retail service area covers most of the Municipality of Anchorage, excluding downtown Anchorage, as well as remote mountain areas and villages. The service area ranges from Anchorage to the northern Kenai Peninsula westward to Tyonek, including Fire Island, and eastward to Whittier.

Retail Customers

As of December 31, 2019, we had 69,320 members receiving power from 84,327 service locations, including idle services (some members are served by more than one service). Our customers are a mix of urban and suburban. The urban nature of our customer base means that we have a relatively high customer density per line mile. Higher customer density means that fixed costs can be spread over a greater number of customers. As a result of lower average costs attributable to each customer, we benefit from greater stability in revenue, as compared to a less dense distribution system in which each individual customer would have a more significant impact on operating results. For the past five years no retail customer accounted for more than ten percent of our revenues. The revenue contributed by retail customers for the years ended December 31, 2019, 2018 and 2017 is discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Year ended December 31, 2019, compared to the year ended December 31, 2018, and the year ended December 31, 2018, compared to the year ended December 31, 2017 – Revenues.”

Wholesale Customers

We are the principal supplier of power to the City of Seward (“Seward”) under a wholesale power contract. Our wholesale power contract, including the fuel and purchased power components, contributed $5.8 million, $5.2 million, and $5.9 million in revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

Seward

We currently provide nearly all the power needs of the City of Seward. Sales to Seward represented approximately 5% of Chugach’s total energy sales for the years ended December 31, 2019, 2018,  and 2017. We entered into the 2006 Agreement for the Sale and Purchase of Electric Power and Energy between Chugach Electric Association, Inc. and the City of Seward (“2006 Agreement”), effective June 1, 2006. The 2006 Agreement contains an evergreen clause providing for two (2) automatic five-year extensions unless written notice is provided at least one year prior to the expiration date. Neither Chugach nor Seward provided written notice to terminate as both utilities desired to extend the term of the agreement. Accordingly, on June 2, 2016, Chugach submitted an updated listing of its special contracts to reflect the extension of the expiration date of the 2006 Agreement from December 31, 2016 to December 31, 2021. On July 18, 2016, the RCA approved the filing. Since both extensions provided in the 2006 Agreement have been exercised, the current contract will expire December 31, 2021, unless extended.

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

We’ve made non-firm, economy energy sales to GVEA, HEA, MEA, and ML&P on an as needed basis. Total non-firm sales were 195 MWh, 379 MWh, and 48,526 MWh for 2019, 2018, and 2017,  respectively.

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

The Second Amended and Restated Indenture of Trust (“Indenture”), which became effective January 20, 2011, governs all of our outstanding bonds and requires us to set rates expected to yield margins for interest equal to at least 1.10 times total interest expense. The Second Amended and Restated Master Loan Agreement with CoBank, ACB (“CoBank”) which became effective June 30, 2016, also requires Chugach to establish and collect rates reasonably expected to yield margins for interest equal to at least 1.10 times total interest expense. The Credit Agreement with National Rural Utilities Cooperative Finance Corporation (“NRUCFC”), KeyBank National Association, Bank of America, N.A., Wells Fargo Bank N.A., and CoBank, which governs the unsecured credit facility Chugach may use to meet its obligations under its commercial paper program, also requires Chugach to maintain minimum margins for interest of at least 1.10 times interest charges for each fiscal year.

For the years ended December 31, 2019, 2018 and 2017, our Margins for Interest/Interest (“MFI/I”) was 1.23, 1.24, and 1.27, respectively. For the same periods, our TIER was 1.24, 1.26, and 1.28,  respectively.

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

Sales Forecasts

The following table sets forth our projected sales forecasts for the next five years:

Sales (MWh)	2020	2021	2022	2023	2024
Retail	1,069,556	1,066,892	1,069,601	1,067,943	1,066,435
Wholesale	56,641	55,831	56,356	55,681	54,750
Total	1,126,197	1,122,723	1,125,957	1,123,624	1,121,185

Generally, energy sales are expected to slightly decline due to slow economic growth, progress in energy efficiency and conservation, and warmer than average temperatures, which creates decreased energy use in our service territory. Actual sales may vary with changing weather, end-use efficiency, and economic conditions. These projections are based on assumptions that management believes to be reasonable as of the date the projections were made. The occurrence of a significant change in any of the assumptions could affect a change in the projected sales forecast.

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

Financing

On May 15, 2019, Chugach issued $75.0 million of First Mortgage Bonds, 2019 Series A, due May 15, 2049 (the “Bonds”). The Bonds were issued for the purpose of repaying outstanding commercial paper used to finance Chugach’s capital improvement program and for general corporate purposes. The Bonds bear interest at the rate of 3.86%. Interest on the Bonds is due each May 15 and November 15, commencing on November 15, 2019. Principal on the Bonds is due in varying installment amounts on an annual basis beginning on May 15, 2021, resulting in an average life of approximately 12.0 years. The Bonds are secured, ranking equally with all other long-term obligations, by a first lien on substantially all of Chugach’s assets, pursuant to the Seventh Supplemental Indenture to the Second Amended and Restated Indenture of Trust (“the Indenture”).

On July 30, 2019, Chugach entered into an amendment to the senior unsecured credit facility used to backstop Chugach’s commercial paper program. This amendment increased the facility from $150.0 million to $300.0 million, as well as extended the maturity date from June 13, 2021, to July 30, 2024.  Chugach is expected to continue to issue commercial paper in 2020, as needed. For additional information concerning our commercial paper program, see “Item 8 – Financial Statements and Supplementary Data – Note 11 – Debt – Commercial Paper.” No assurance can be given that Chugach will be able to continue to access the commercial paper market. If Chugach were unable to access that market, this facility would effectively replace Chugach’s commercial paper program. The cost of raising money in the debt capital markets could increase while the availability of funds from those markets could diminish as a result of volatile global financial markets and economic conditions.

Credit Ratings

Changes in our credit ratings could affect our ability to access capital. We maintain a rating from Standard & Poor's Rating Services (“S&P”) of “A” (Stable). Our implied secured and unsecured ratings from Fitch Ratings (“Fitch”) of "A" (Rating Watch Evolving) were withdrawn and replaced with an Issuer Default Rating (“IDR”) of “A” (Rating Watch Negative). Fitch’s Rating Watch revision is driven by the expected higher net leverage profile following the pending acquisition of ML&P, see “Item 8 – Financial Statements and Supplementary Data – Note 16 – ML&P Acquisition.”  S&P and Moody's currently rate our commercial paper at "A-1" and "P-2", respectively. If these agencies were to downgrade our ratings, particularly below investment grade, our commercial paper rates could increase immediately and we may be required to pay higher interest rates on financings. Additionally, our potential pool of investors and funding sources could decrease.

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

Pandemics

In late 2019, a novel strain of the coronavirus was discovered in China. We cannot be certain if or to what extent this outbreak may impact our operations. While we do not have operations in China, the spread of this virus across the globe may impede our ability to obtain parts or have parts refurbished for our generation, transmission and distributions assets or for our fleet. If an outbreak occurred and a significant portion of our workforce fell ill, our ability to maintain operations could be materially impacted.

Cybersecurity

Data breach, system crashes and ransomware or terrorism risks are mitigated by maintaining technical systems that detect and prevent these attacks and by training employees to recognize cyber threats. Chugach has not experienced any disruptions or significant costs associated with intentional attacks or unauthorized access to any of our systems.

Chugach is working with the other Railbelt utilities to develop a set of cybersecurity standards comparable to the North American Electric Reliability Corporation/Critical Infrastructure Protection (“NERC/CIP”) standards. In June 2016, in response to RCA Docket I-16-002, Railbelt Utility Information Technology and Operations Technology leadership began meeting to discuss Railbelt Cybersecurity. The Railbelt Utilities Managers group designated the Cybersecurity Working Group to review industry standards and provide a statement of work to develop Railbelt Cybersecurity Standards. A final draft was presented to the Railbelt Utility Managers on February 14, 2019. On July 10, 2019, a status was provided to the RCA from the Railbelt Utility Managers announcing the completion of Alaska Critical Infrastructure Protection (“AKCIP”) Cybersecurity Standards, and collective agreement to adopt them effective January 1, 2020, and implement them according to the implementation schedules contained in the specific standards.

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

We also participate in the National Rural Electric Cooperative Association (“NRECA”) Retirement Security Plan (“RS Plan”), a multiemployer defined benefit master pension plan maintained and administered by NRECA for the benefit of its members and their employees. All employees not covered by a union agreement become participants in the RS Plan. We do not have control over the RS Plan. The RS Plan updates contribution rates on an annual basis to maintain the health of the plan under the plans rules allowed by the Employee Retirement Income Security Act (“ERISA”). The RS Plan’s funding status is governed by plan rules as provided by ERISA. Chugach receives information concerning its funding status biannually. The RS Plan is not subject to the Pension Protection Act of 2006 under a permanent exemption from Congress as of December 16, 2014. Poor investment performance could increase our costs if underfunding occurs.

On December 14, 2016, the Chugach Board of Directors approved a prepayment of $7.9 million to the NRECA Retirement Security plan. Using the low interest rate environment, this prepayment will mitigate some of the impact of future contribution increases and will lower annual budgetary impacts of current contributions over an 11-year term.

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

Fuel Supply

In 2019,  81% of our electric energy was generated from natural gas. Our primary sources of natural gas in 2019 were Hilcorp and Chugach’s 10% share of the Beluga River Unit (“BRU”). The BRU is expected to provide approximately 15% of Chugach’s gas requirements through 2037. The BRU gas and Chugach’s current gas contracts are expected to meet 100% of Chugach’s needs through March 31, 2028.  In addition to Hilcorp, Chugach has agreements with AIX Energy, LLC, Cook Inlet Energy (“CIE”), and Furie Operating Alaska, LLC (“Furie”), which provide a structure to purchase supplemental gas, adding diversity in Chugach’s sources of natural gas to meet system load requirements.

In May 2017, the RCA approved the Furie Agreement. The Furie Agreement provides Chugach with both firm and non-firm gas supplies over a 16-year period, with firm purchases beginning on April 1, 2023, and ending March 31, 2033, and interruptible gas purchases available to Chugach immediately and ending on March 31, 2033. With respect to firm purchases beginning on April 1, 2023, and ending on March 31, 2033, the Furie Agreement provides an annual gas commitment by Furie to sell and Chugach to purchase approximately 1.8 billion cubic feet (Bcf) of gas each year, which represents approximately 20% to 25% of Chugach’s projected gas requirements during this period. The Furie Agreement also provides Chugach with additional purchase options, on a firm and interruptible basis. The initial price for firm gas is $7.16 per thousand cubic feet (Mcf) beginning April 1, 2023 and escalates annually rising to $7.98 per Mcf on April 1, 2032, the last year of the contract.

Furie filed for Chapter 11 bankruptcy protection in August 2019 and is currently in ongoing negotiations. We are waiting the outcome to determine any impact to our agreement.

The State of Alaska’s Department of Natural Resources (“DNR”) published a study in March 2018, “Cook Inlet Natural Gas Availability,” to provide an estimate of additional Cook Inlet gas that could be recovered through additional investment and how long Cook Inlet gas production can continue to meet existing demand levels.  The 2018 DNR study concluded there is potentially 500-800 Bcf of additional gas to be developed at the economical price range of $6-8/Mcf (using 2016 currency values); however, at a price greater than $12/Mcf as much as 800-1,000 Bcf of additional gas could be developed. The 2018 DNR study also concluded there was sufficient Cook Inlet gas to satisfy the current demand of 80 Bcf/year to meet the demand until around 2030, under the assumptions and simplifications used therein. The 2018 DNR study did not attempt to forecast Cook Inlet gas prices.

The 2015 DNR study estimated there are 1,183 Bcf of proved and probable reserves remaining in Cook Inlet’s legacy fields. The 2015 DNR estimate did not include reserves from a large gas field developed and in production by Furie and another that was developed by BlueCrest Alaska Operating, LLC. Furie constructed an offshore gas production platform, Julius R, in 2015 and achieved commercial production. The platform and other production facilities are designed for up to 200 million cubic feet (MMcf) per day.

Chugach continues to explore other alternatives to diversify its portfolio.

Cook Inlet Natural Gas Storage Alaska (“CINGSA”) began service April 1, 2012. The facility ensures local utilities, including Chugach, have gas available to meet deliverability requirements during peak periods and store gas during low demand periods. The RCA approved inception rates and a tariff for the CINGSA facility and a Firm Storage Service (“FSS”) Agreement between the seller and Chugach in 2011. Injections into the facility began in 2012. Chugach's share of the capacity was 1.6 Bcf in 2019. Chugach is entitled to withdraw gas at a rate of up to 31 MMcf per day.

Recovery of Fuel and Purchased Power Costs

The RCA approved inclusion of all fuel, purchased power, and transportation costs related to our current contracts and the BRU in the calculation of Chugach’s fuel and purchased power adjustment process which will ensure, in advance, that costs incurred under the contracts can be recovered from Chugach’s customers. The fuel and purchased power adjustment process collects under-recoveries and refunds over-recoveries from prior periods with minimal regulatory lag. Chugach's fuel and purchased power adjustment process includes quarterly filings with the RCA, which set the rates on projected costs, sales and system operations for the quarter. Any under- or over-recovery of costs is incorporated into the following quarterly filing. Chugach under-recovered $1.4 million at December 31, 2019, and over-recovered $3.4 million at December 31, 2018. To the extent the regulated fuel and purchased power adjustment process does not provide for the timely recovery of costs, Chugach could experience a material negative impact on its cash flows. Chugach has line of credit and commercial paper borrowing capacity to mitigate this risk.

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

Greenhouse Gas Regulations, Carbon Emission and Climate Change

Power plants are one of the largest sources of carbon emissions in the United States. Impacts of potential regulations regarding greenhouse gases (“GHG”), carbon emissions, and climate change on Chugach’s operations remain uncertain as political momentum changed with the 2016 presidential election. An Executive Order promoting energy independence and economic growth was issued on March 28, 2017, by the President instructing the Environmental Protection Agency (“EPA”) to review the Clean Power Plan (“CPP”). On August 21, 2018, the EPA moved forward with the Affordable Clean Energy (“ACE”) proposed regulation which would establish emission guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. The final ACE rule was issued by the EPA on June 19, 2019. The final rule is certain to face legal challenge. The ACE rule, in its current form, is not expected to have a material effect on Chugach’s financial condition, results of operations, or cash flows.

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

Aging Plant

Some of our facilities were constructed over 30 years ago and, as a result, may require significant capital expenditures to maintain efficiency and reliability. As plant equipment ages, the potential for operational issues such as unscheduled outages increases which could negatively impact our cost of electric service. With the addition of the SPP generating facility, which began operation in 2013, we are able to significantly reduce the reliance on some of the older facilities. The older units are used for peaking, and, in the future, may be primarily used as a reserve. Mitigating the aging risk is Chugach’s experienced work force, extensive maintenance program, and predictive maintenance measures. Also mitigating the risk of significant unanticipated capital expenditures associated with generation maintenance is a long-term service agreement smoothing major maintenance costs for our largest power producer, SPP. If approved, the ML&P acquisition will improve the efficiency and economics of power generation through the joint dispatch of the acquired generating assets.

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

We also rely on transmission to access state-owned Bradley Lake power on the Kenai Peninsula. The Swan Lake fire that started in June 2019 and reached over 167,000 acres damaged this transmission line. Due to the loss of access to this power, more natural gas was consumed for generation until the line could be repaired and placed back in service.

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

ML&P Acquisition

In December 2017, the Mayor of Anchorage, Alaska, announced plans to place a proposition on the April 3, 2018 municipal ballot allowing the voters to authorize the sale of ML&P to Chugach. The proposition was approved by Anchorage voters 65.08% to 34.92% per the certified election results. Chugach and the Municipality of Anchorage (“MOA”) negotiated final sales agreements and associated documents. The sale of ML&P was approved by the Anchorage Assembly on December 4, 2018 and the Chugach Board of Directors gave its final approval on December 19, 2018. The agreements and associated documents were executed on December 28, 2018. For more information concerning the pending ML&P Acquisition, see “Item 8 – Financial Statements and Supplementary Data – Note 5 – Regulatory Matters and Note 16 – ML&P Acquisition.” There are many risks associated with the pending acquisition including, but not limited to, regulatory approvals, incurrence of substantial debt, interest rate risk, realization of expected benefits and savings, etc., which could have a negative impact on our business, financial condition, or cost of electric service.

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

Item 1B – Unresolved Staff Comments

None

Item 2 – Properties

General

As of December 31, 2019, we had 531.2 MW of installed capacity consisting of 16 generating units at five power plants. These included 332.0 MW of operating capacity at the Beluga facility on the west side of Cook Inlet; 140.1 MW at SPP in Anchorage (representing our share of generation capacity of the facility which we own jointly with ML&P); 28.2 MW at IGT in Anchorage; and 19.2 MW at the Cooper Lake facility, which is on the Kenai Peninsula. We also own rights to 11.7 MW of capacity from the two Eklutna Hydroelectric Project generating units that we jointly own with MEA and ML&P.

In addition to our own generation, we purchase power from the 120 MW Bradley Lake Hydroelectric Project, which is owned by the Alaska Energy Authority (“AEA”), operated by HEA and dispatched by Chugach, MEA’s 171 MW Eklutna Generation Station (“EGS”), and ML&P’s 120 MW George M. Sullivan Plant 2A. We also purchase power from FIW.

The Beluga, IGT and SPP facilities are fueled by natural gas. We own our offices and headquarters, located adjacent to IGT and SPP in Anchorage. We lease warehouse space for some generation, transmission and distribution inventory (including a small amount of office space).

Generation Assets

We own the land and improvements comprising our generating facilities at Beluga, IGT and SPP. Our principal generation assets are in two plants, Beluga and SPP. With SPP in operation, the Beluga units are used for peaking, and in the future, may be primarily used as reserve. While the Beluga turbine-generators have been in service for many years, they have been maintained in good working order with scheduled inspections and periodic upgrades. All Beluga units are inspected annually with combustion and hot gas path parts replaced according to their condition or as recommended by the manufacturer. Units 3 and 5 are most often run for peak demand. In 2018, Unit 3 received major maintenance consistent with original equipment manufacturer (“OEM”) requirements for the gas turbine. Additionally, Unit 3’s generator received significant maintenance including generator testing, rotor removal and inspection, and stator re-wedge. During the third and fourth quarter of 2019, Units 1 and 2 both experienced a #2 bearing failure. The repair of these units will be completed in early 2020.

SPP began commercial operation in February 2013, contributing 200.2 MW of capacity provided by four generating units. Chugach owns 70% of this plant and ML&P owns the remaining 30%. Each owner takes a proportionate share of power from SPP. Our principal generation units at SPP are Units 10, 11, 12, and 13. Since they have been in commercial operation, SPP units have received preventative maintenance inspections consistent with OEM recommendations through 2019. The gas turbine generators of Units 11, 12, and 13 receive two internal combustion system inspections each and one full package inspection annually. In 2019, Unit 12 gas turbine was replaced with a spare gas turbine and the gas turbine that came out of Unit 12 was rebuilt and installed in Unit 11.  All three steam-generating boilers were internally inspected as well as hydrotested in accordance with OEM recommendations.

The Cooper Lake Hydroelectric Project is partially located on federal lands. Chugach owns, operates and maintains the Cooper Lake project subject to a 50-year license granted to us by FERC in August of 2007.

The two generating units at Cooper Lake, Units 1 and 2, have a combined capacity of 19.2 MW. Both units were taken out of service for annual maintenance in August of 2017 and 2018. In September 2018, the powerhouse tailrace was dredged to remove accumulated sediment from decades of solid material build-up in the area. In 2019, major maintenance activities were completed on Unit 1. This included the complete disassembly of the generator and turbine, major components were refurbished, the turbine runner was replaced, and the unit was reassembled and returned to service in December. In August 2019, Unit 2 and plant auxiliary systems received annual maintenance and inspection. In 2020, an upgraded controls system is planned to be installed to replace the aging system that was originally installed in 2000.

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

The following matrix depicts nomenclature, run hours for 2019, percentages of contribution and other historical information for all Chugach generation units.

Facility	Commercial Operation Date	Nomenclature	Rating (MW)(1)		Run Hours (2019)		Percent of Total Run Hours	Percent of Time Available
Beluga Power Plant
1	1968	GE Frame 5	19.6		117.8		0.27	97.3
2	1968	GE Frame 5	19.6		25.7		0.06	97.9
3	1973	GE Frame 7	64.8		1,723.6		3.95	59.9
5	1975	GE Frame 7	68.7		985.3		2.26	91.3
6	1976	GE 11DM-EV	79.2		4.1		0.01	64.8
7	1978	GE 11DM-EV	80.1		2.8		0.01	86.3
			332.0
Cooper Lake Hydroelectric Project
1	1960	BBC MV 230/10	9.6		1,212.0		2.78	85.8
2	1960	BBC MV 230/10	9.6		5,525.0		12.68	85.8
			19.2
IGT Power Plant
1	1964	GE Frame 5	14.1		71.1		0.16	91.5
2	1965	GE Frame 5	14.1		29.1		0.07	100.0
			28.2
Southcentral Power Project
10	2013	Mitsubishi SC1F-29.5 (5)	40.2	(4)	8,750.0		20.08	99.0
11	2013	GE LM6000 PF	33.3	(4)	8,363.0		19.19	95.9
12	2013	GE LM6000 PF	33.3	(4)	8,417.0		19.31	97.8
13	2013	GE LM6000 PF	33.3	(4)	8,354.0		19.17	96.8
			140.1
Eklutna Hydroelectric Project
1	1955	Newport News	5.8	(2)	N/A	(3)		94.0
2	1955	Oerlikon custom	5.9	(2)	N/A	(3)		48.5
			11.7
System Total			531.2		43,580.5		100.00

(1) Capacity rating in MW at 30 degrees Fahrenheit.

(2) The Eklutna Hydroelectric Project is jointly owned by Chugach, MEA and ML&P. The capacity shown is our 30% share of the plant's output under normal operating conditions. The actual nameplate rating on each unit is 23.5 MW.

(3) Run hours are not recorded by Chugach for the Eklutna Hydroelectric Project as it is maintained by a committee of three owners.

(4) The Southcentral Power Project is jointly owned by Chugach and ML&P. The capacity shown is our 70% share of the plant's output under normal operating conditions. The actual nameplate rating for the project is 200.2 MW.

(5) Steam-turbine powered generator with heat provided by exhaust from natural gas fueled Units 11, 12 and 13 and additional heat from supplemental duct firing in the once through steam generators associated with the respective gas turbines (combined-cycle).

Note: GE = General Electric, BBC = Brown Boveri Corporation

Transmission and Distribution Assets

As of December 31, 2019, our transmission and distribution assets included 43 substations and 436 miles of transmission lines, which included Chugach’s share of the Eklutna transmission line, 892 miles of overhead distribution lines and 835 miles of underground distribution line. We own the land on which 25 of our substations are located and a portion of the right-of-way connecting our Beluga plant to Anchorage. As part of our 1997 acquisition of 30% of the Eklutna Hydroelectric Project, we also acquired a partial interest in two substations and additional transmission facilities.

Most of Chugach’s generation sites and many of its substation sites are on Chugach-owned lands. The rights for the sites not on Chugach-owned lands are as follows: the Postmark and Point Woronzof Substations, and the Airport East Terminal Site (North - South Runway) are authorized by the State of Alaska Department of Transportation and Public Facilities, Ted Stevens Anchorage International Airport; the Six Mile East Terminal Site is under rights from Joint Base Elmendorf-Richardson; the Six Mile West Terminal Site is authorized by the Matanuska-Susitna Borough; the University Substation is on State of Alaska land under rights from the Federal Bureau of Land Management; the Hope and Daves Creek Substations are authorized by the State of Alaska; the Portage Substation has a permit from the Alaska Railroad Corporation (“ARRC”); the Summit Lake Substation and Microwave Site are on land recently conveyed to the Kenai Peninsula Borough; the Dowling and Raspberry Substations are on Municipality of Anchorage land under rights from the State of Alaska; and, the Indian Substation is authorized by FERC License, until a permit is issued by Chugach State Park. The Cooper Lake Power Plant, Quartz Creek Substation, and the 69kV transmission line between them are operated under the FERC License. Most of Chugach’s transmission, sub-transmission and distribution lines are either on public lands under rights from federal, state, municipal, borough agencies, ARRC, or on private lands via easements.

Title

On January 20, 2011, Chugach and the indenture trustee entered the Indenture, granting a lien on substantially all of Chugach’s assets to secure Chugach’s long-term debt. Assets that are generally not subject to the lien of the Indenture include cash (other than cash deposited with the indenture trustee); instruments and securities; patents, trademarks, licenses and other intellectual property; vehicles and other movable equipment; inventory and consumable materials and supplies; office furniture, equipment and supplies; computer equipment and software; office leases; other leasehold interests for an original term of less than five years; contracts (other than power sales agreements with members having an original term exceeding three years, certain contracts specifically identified in the Indenture, and other contracts relating to the ownership, operation or maintenance of generation, transmission or distribution facilities); non-assignable permits, licenses and other contract rights; timber and minerals separated from land; electricity, gas, steam, water and other products generated, produced or purchased; other property in which a security interest cannot legally be perfected by the filing of a Uniform Commercial Code financing statement, and certain parcels of real property specifically excepted from the lien of the Indenture. The lien of the Indenture may be subject to various permitted encumbrances that include matters existing on the date of the Indenture or the date on which property is later acquired; reservations in United States patents; non-delinquent or contested taxes, assessments and contractors’ liens; and various leases, rights-of-way, easements, covenants, conditions, restrictions, reservations, licenses and permits that do not materially impair Chugach’s use of the mortgaged property in the conduct of Chugach’s business.

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

The term of our Bradley Lake power sales agreement is 50 years from the date of commercial operation of the facility (September 1991) or when the revenue bond principal is repaid, whichever is longer. The agreement may be renewed for successive 40-year periods or for the useful life of the project, whichever is shorter. We believe that so long as this project produces power taken by us for our use that this expense will be recoverable through the fuel and purchased power adjustment process. The share of Bradley Lake indebtedness for which we are responsible is approximately $10.2 million. Upon the default of a participant, and subject to certain other conditions, AEA is entitled to increase each participant’s share of costs and pro rata output, to the extent necessary to compensate for the failure of the defaulting participant to pay its share, provided that no participant’s percentage share is increased by more than 25%. Upon default, Chugach could be faced with annual expenditures of approximately $6.8 million as a result of Chugach’s Bradley Lake take-or-pay obligations.

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

Beluga River Unit (“BRU”)

On April 22, 2016, Chugach commenced receiving gas from the BRU as a Working Interest Owner (“WIO”) of the gas production field. Chugach acquired a 10% working interest in the BRU by jointly purchasing, in partnership with ML&P, ConocoPhillips’ 1/3 Working Interest Ownership of the BRU. In 2019, Chugach received 0.8 Bcf from the BRU field at the field’s delivery meter as a WIO for Chugach native use in thermal generation at a weighted average transfer price of $4.07 per Mcf. In 2018, Chugach received 1.2 Bcf from the BRU field at the field’s delivery meter as a WIO for Chugach native use in thermal generation at a weighted average transfer price of $4.42 per Mcf. In 2017, Chugach received 1.4 Bcf from the BRU field at the field’s delivery meter as a WIO. Of that gas volume received Chugach allocated gas deliveries of 875 MMcf to the ConocoPhillips-ENSTAR contract (average price of $7.57 per Mcf) and retained 506 MMcf for Chugach native use in thermal generation, which had a weighted average transfer price of $4.64 per Mcf.

Fuel Supply

In 2019,  81% of our electric energy was generated from natural gas. Total gas purchased and produced during 2019 was approximately 8.4 Bcf. All of the production came from Cook Inlet, Alaska. The contract with Hilcorp provided 89%, Chugach’s 10% share of the Beluga River Unit gas field provided 10%, and minor purchases from Furie provided the balance. The current gas contract with Hilcorp began providing gas in 2011 and will expire March 31, 2028. The BRU and Hilcorp, together, fill 100% of Chugach’s firm needs through March 31, 2028. The gas contract with Furie currently provides Chugach with additional purchase options, on a firm and interruptible basis, and will provide both firm and non-firm gas supplies beginning on April 1, 2023 and ending March 31, 2033.

Hilcorp

Chugach entered into a contract with Hilcorp to provide gas beginning January 1, 2015, and through multiple amendments, now extends through March 31, 2028. The total amount of gas under contract is currently estimated to be 79.4 Bcf. Pricing for the 2019 term of the Hilcorp contract averaged $7.46 per Mcf.

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

Furie filed for Chapter 11 bankruptcy protection in August 2019 and is currently in ongoing negotiations.  We are waiting for the outcome to determine any impact to our agreement.

Glacier Oil and Gas Corporation / Cook Inlet Energy, LLC (“CIE”)

Glacier Oil and Gas Corporation retained holdings of Miller Energy Resources Ltd, including the subsidiary CIE, following bankruptcy proceedings in 2016. Chugach entered into a Gas Sale and Purchase Agreement (“GSPA”) with CIE in 2013, to supply gas from April 1, 2014, through March 31, 2018, with an option to extend for an additional five years by mutual agreement during the term of the GSPA. In an extension letter agreement dated February 17, 2017, both parties agreed to extend the term of the agreement until March 31, 2023. The GSPA with CIE provides Chugach with an opportunity to diversify its gas supply portfolio and minimize its current dependence on the gas agreements in place with two vendors. The gas that may be purchased under the GSPA with CIE is not required, however it introduces a new pricing mechanism.

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

The three utility owners of the Eklutna Hydro Project (Chugach, ML&P, and MEA) are obligated by a 1991 Fish & Wildlife Agreement to develop and implement measures to protect, mitigate, and enhance the fish and wildlife impacted by the project (PME program). The program is to be approved by the Governor of Alaska with completion of the program no later than October of 2032, 35 years after its purchase. The owners initiated a required consultation process with key government agencies and interested parties in March 2019. The agreement requires equal consideration of; 1) efficient and economical power production, 2) energy conservation, 3) protection, mitigation of damage to, and enhancement of fish and wildlife, 4) protection of recreation opportunities, 5) municipal water supplies, 6) preservation of other aspects of environmental quality, 7) other beneficial public uses, and 8) requirements of state law. The hydro project and municipal water system currently utilize 100% of the water inflows.

The Clean Air Act and Environmental Protection Agency (“EPA”) regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants. New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs. An Executive Order promoting energy independence and economic growth was issued on March 28, 2017, by the President instructing the EPA to review the Clean Power Plan (“CPP”). On August 21, 2018, the EPA proposed the Affordable Clean Energy (“ACE”) rule which would establish emission guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. The final ACE rule was issued by the EPA on June 19, 2019. The final rule is certain to face legal challenges. The ACE rule, in its current form, is not expected to have a material effect on Chugach’s financial condition, results of operations, or cash flows. While Chugach cannot predict the implementation of any additional new law or regulation, or the limitations thereof, it is possible that new laws or regulations could increase capital and operating costs. Chugach has obtained or applied for all Clean Air Act permits currently required for the operation of generating facilities.

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

Not Applicable

Item 6 – Selected Financial Data

The following table presents selected historical information relating to financial condition and results of operations for the years ended December 31:

Balance Sheet Data	2019	2018	2017	2016	2015
Electric plant, net:
In service	$686,313,352	$687,563,641	$689,595,912	$696,415,738	$659,275,066
Construction work in progress	16,966,608	17,272,307	17,952,573	18,455,940	15,601,374
Electric plant, net	703,279,960	704,835,948	707,548,485	714,871,678	674,876,440
Other assets	131,305,311	123,814,640	129,970,259	121,284,452	110,437,674
Total assets	$834,585,271	$828,650,588	$837,518,744	$836,156,130	$785,314,114
Capitalization:
Long-term debt	478,606,173	429,963,417	456,327,846	442,890,253	446,227,620
Equities and margins	194,466,913	194,524,694	189,301,294	185,515,525	181,637,381
Total capitalization	$673,073,086	$624,488,111	$645,629,140	$628,405,778	$627,865,001

Equity Ratio[1]	28.9%	31.2%	29.3%	29.5%	28.9%

Operations Data

Operating revenues	$212,516,561	$202,252,742	$224,688,669	$197,747,579	$216,421,152
Operating expenses	186,247,615	175,571,225	197,217,684	171,140,389	188,791,558
Interest expense	22,338,868	22,164,007	22,366,034	21,856,095	22,194,290
Capitalized interest	(338,904)	(306,377)	(164,898)	(454,798)	(379,845)
Net operating margins	4,268,982	4,823,887	5,269,849	5,205,893	5,815,149
Nonoperating margins	850,645	538,987	778,875	607,963	687,703
Assignable margins	$5,119,627	$5,362,874	$6,048,724	$5,813,856	$6,502,852

Margins for Interest Ratio[2]	1.23	1.24	1.27	1.27	1.29

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

Times Interest Earned Ratio (“TIER”).  Alaska electric cooperatives generally set their rates on the basis of TIER, which is a debt service coverage approach to ratemaking. TIER is determined by dividing the sum of assignable margins plus long-term interest expense (excluding capitalized interest) by long-term interest expense (excluding capitalized interest). Chugach’s long-term interest expense for the years ended December 31, 2019, 2018 and 2017 was $21,339,961, $20,583,923 and $21,424,095, respectively. Chugach’s authorized TIER for ratemaking purposes on a system basis was 1.30 through July 4, 2016, which was established by the RCA in order U-01-08(26) on January 31, 2003. Pursuant to RCA order U-15-081(8), Chugach’s authorized TIER for ratemaking purposes on a system basis was increased to 1.35 effective July 5, 2016. On October 11, 2019, the RCA granted Chugach’s petition to increase its authorized TIER to 1.55.

Chugach’s achieved TIER includes nonoperating margins that are not generated by electric rates. We manage our business with a view towards achieving our authorized TIER (currently established at 1.55) averaged over a 5-year period. For further discussion on factors that contribute to TIER results, see “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year ended December 31, 2019, compared to the year ended December 31, 2018, and the year ended December 31, 2018 compared to the year ended December 31, 2017 – Expenses.” We achieved TIERs for the past five years as follows:

1	24
Year	TIER
2019	1.24
2018	1.26
2017	1.28
2016	1.27
2015	1.30

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

On February 27, 2020, Chugach submitted an SRF requesting increases to demand and energy rates of 1.1% to retail customers and 1.3% to Seward effective May 1, 2020. The RCA regulations require Chugach to submit filings under the SRF process until permission to discontinue participation is either granted by the RCA or Chugach submits a general rate case. The SRF regulations require the filing of a general rate case if residential sales as a percentage of retail sales, or if retail sales as a percentage of total sales (excluding economy sales), changes by more than five percent in relation to sales levels in the last general rate case. If Chugach’s proposed acquisition of ML&P is approved, the change in the percentage of residential sales compared to total retail sales will exceed the five percent threshold. Chugach therefore requested RCA approval to suspend participation in SRF if the acquisition is approved. This suspension will allow time for the preparation of a general rate case as a combined and significantly larger electric utility. Chugach is planning to request approval to re-enter the SRF process for adjustments to demand and energy rates after a final order is issued in the rate case.

During 2019, Chugach submitted quarterly SRFs which resulted in increases to demand and energy rates of 0.4% to retail customers and 1.8% to Seward effective February 1, 2020; 3.9% to retail customers and 1.5% to Seward, effective November 1, 2019; 2.5% to retail customers and 3.2% to Seward, effective August 1, 2019; and 0.8% to retail customers and 0.2% to Seward, effective May 1, 2019.

During 2018, Chugach submitted quarterly SRFs which resulted in the following changes to demand and energy rates: an increase of 0.6% to retail customers and 3.3% to Seward, effective February 1, 2019; an increase of 2.7% to retail customers and 1.5% to Seward, effective November 1, 2018; an increase of 1.8% to retail customers and 2.9% to Seward, effective August 1, 2018; an increase of 0.3% to retail customers and a decrease of 0.2% to Seward, effective May 1, 2018.

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

Year ended December 31, 2019, compared to the year ended December 31, 2018, and the year ended December 31, 2018, compared to the year ended December 31, 2017

Margins

Our margins for the years ended December 31, were as follows:

	2019	2018	2017
Net Operating Margins	$4,268,982	$4,823,887	$5,269,849
Nonoperating Margins	850,645	538,987	778,875
Assignable Margins	$5,119,627	$5,362,874	$6,048,724

Net operating margins were $0.6 million, or 11.5% less in 2019 from 2018, primarily due to increases in production, administrative, general and other, and depreciation and amortization expenses.  Net operating margins were $0.4 million, or 8.5% less in 2018 from 2017, primarily due to lower operating revenue as a result of lower energy sales. Additionally, there were no sales of BRU gas in 2018 compared to 2017 due to the expiration of the gas sales contract on December 31, 2017.

Nonoperating margins include interest income, Allowance for Funds Used During Construction (“AFUDC”), capital credits and patronage capital allocations and other. Nonoperating margins increased $0.3 million, or 57.8%, in 2019 from 2018, primarily due to the change in value on marketable securities. Nonoperating margins decreased $0.2 million, or 30.8%, in 2018 from 2017, primarily due to the change in value on marketable securities.

Revenues

Operating revenues include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues. In 2019, operating revenues were $10.2 million, or 5.0%  higher than 2018.  The increase was primarily due to higher base rates and higher fuel and purchased power costs recovered in revenue. In 2018, operating revenues were $22.4 million, or 10.0% lower than 2017. The decrease was primarily due to lower energy sales and lower fuel costs recovered in revenue. Additionally, there were no gas sales in 2018 due to the expiration of the gas sales contract on December 31, 2017.

Retail revenue increased $12.3 million, or 6.5% in 2019 from 2018 primarily due to higher base rates and higher fuel and purchased power costs recovered in revenue, which was somewhat offset by a decrease in energy sold. Retail revenue decreased $10.2 million, or 5.1% in 2018 from 2017 primarily due to lower energy sales and lower fuel costs recovered in revenue.

Wholesale revenue increased $0.7 million, or 13.5% in 2019 from 2018, due to higher base rates and higher fuel and purchased power costs recovered in revenue, which was somewhat offset by a decrease in energy sold.  Wholesale revenue decreased $0.7 million, or 11.9% in 2018 from 2017, due to decreased energy sales and lower fuel costs recovered in revenue.

Occasionally, Chugach sells available generation, in excess of its own needs, to other electric utilities as economy energy sales. Economy revenue did not materially change in 2019 from 2018. Economy revenue decreased $4.3 million in 2018 from 2017, as there were almost no economy energy sales in 2018.

Miscellaneous revenue decreased $2.8 million, or 30.4%, primarily due to fewer wheeling sales in 2019 compared to 2018,  as a result of the Swan Lake Fire limiting our access to the Bradley Lake Hydroelectric Project. Miscellaneous revenue decreased $7.2 million, or 43.9%, primarily due to the expiration of the gas sales contract with ENSTAR at the end of 2017, which resulted in no gas sales in 2018. Additionally, there were fewer wheeling sales in 2018 compared to 2017, resulting in lower miscellaneous revenue earned in 2018.

Based on the results of fixed and variable cost recovery established in Chugach’s rate filings, wholesale sales to Seward contributed approximately $1.4 million, $1.3 million, and $1.4 million towards fixed costs for the years ended December 31, 2019, 2018, and 2017, respectively.

See “Item 8 – Financial Statements and Supplementary Data – Note 17– Revenue From Contracts with Customers,” for a table showing the base rate sales and fuel and purchased power revenue by customer class that is included in revenue for the years ended December 31, 2019, 2018, and 2017.

The major components of our operating revenue for the years ending December 31 were as follows:

	2019	2019	2018	2018	2017	2017
	Sales (MWh)	Revenue	Sales (MWh)	Revenue	Sales (MWh)	Revenue
Retail	1,055,695	$200,240,891	1,072,957	$187,938,391	1,105,173	$198,079,331
Wholesale:
Seward	56,706	5,812,861	57,478	5,153,443	59,803	5,883,121
Total Wholesale	56,706	5,812,861	57,478	5,153,443	59,803	5,883,121
Economy energy	195	21,370	379	37,358	48,526	4,351,050
Other	N/A	6,441,439	N/A	9,123,550	N/A	16,375,167
Total	1,112,596	$212,516,561	1,130,814	$202,252,742	1,213,502	$224,688,669

Chugach provides economy energy on an as needed basis to GVEA, HEA, MEA, and ML&P. Sales are made under the terms and conditions of Chugach’s economy energy sales tariff approved by the RCA. The price includes the cost of fuel, variable operations and maintenance expense, wheeling charges and a margin.

In 2019, 2018, and 2017, economy sales constituted approximately 0%, 0%, and 2%, respectively, of our operating revenues.

Expenses

The major components of our operating expenses for the years ended December 31 were as follows:

	2019	2018	2017
Fuel	$59,038,626	$56,283,541	$78,552,672
Power production	20,201,534	17,797,549	18,006,490
Purchased power	22,630,765	19,978,497	17,301,067
Transmission	7,260,615	7,361,503	6,129,871
Distribution	15,222,079	14,960,770	13,991,088
Consumer accounts	6,730,109	6,662,590	5,968,736
Administrative, general and other	23,864,202	22,651,092	23,256,983
Depreciation	31,299,685	29,875,683	34,010,777
Total operating expenses	$186,247,615	$175,571,225	$197,217,684

Fuel

Chugach recognizes actual fuel expense as incurred. Fuel expense increased $2.8 million, or 4.9% in 2019 from 2018. The increase was primarily due to more fuel purchased for production caused by more gas-fired generation, as a result of the Swan Lake Fire limiting our access to Bradley Lake Hydroelectric Project power. In 2019, Chugach purchased 6,608,643 Mcf of fuel at an average effective price of $8.25 per Mcf, which did not include 826,625 Mcf of fuel recorded as purchased power expense. In 2018, Chugach reported the amount used, including fuel recorded as purchased power, of 6,492,496 Mcf at an average effective delivered price of $7.88 per Mcf. For comparative purposes, we have recalculated the 2018 average effective delivered price. In 2018, Chugach purchased 6,109,893 Mcf of fuel at an average effective price of $8.38 per Mcf, which did not include 382,603 Mcf of fuel recorded as purchased power. Additionally, the amount of fuel purchased does not include fuel produced at BRU. In 2019, Chugach used 844,656 Mcf of fuel produced at BRU and 1,096,805 Mcf in 2018.

Fuel expense decreased $22.3 million, or 28.4% in 2018 from 2017. The decrease was primarily due to less fuel consumed as a result of lower energy sales combined with increased purchased power. Chugach previously reported 8,898,135 Mcf of fuel purchased at an average effective price of $8.04 per Mcf during 2017. For comparative purposes, we have recalculated the 2017 average effective delivered price to exclude 221,295 Mcf recorded as purchased power. In 2017, Chugach purchased 8,676,840 Mcf of fuel at an average effective delivered price of $8.25 per Mcf. During 2017, Chugach used 143,946 Mcf of fuel produced at BRU.

Power Production

Power production expense increased $2.4 million, or 13.5%, in 2019 from 2018,  primarily due to costs associated with SPP maintenance, an annual inspection of Beluga Unit 2 and amortization of Beluga Unit 3 maintenance.  Power production expense did not materially change in 2018 from 2017.

Purchased Power

Purchased power expense increased $2.7 million, or 13.3%, in 2019 from 2018, primarily due to more energy purchased from ML&P and MEA’s EGS, as a result of less energy available from Bradley Lake, which also contributes to the higher average effective price. The Swan Lake Fire limited our access to Bradley Lake energy. In 2019, Chugach purchased 250,874 MWh of energy at an average effective price of 7.65 cents per kWh. In 2018, Chugach purchased 242,017 MWh of energy at an average effective price of 6.94 cents per kWh.

Purchased power expense increased $2.7 million, or 15.5%, in 2018 from 2017, primarily due to increased purchases from MEA and Fire Island Wind, which resulted in a higher average effective price. In 2017, Chugach purchased 231,749 MWh of energy at an average effective price of 6.16 cents per kWh.

Transmission

Transmission expense did not materially change in 2019 from 2018. Transmission expense increased $1.2 million, or 20.1%, in 2018 from 2017, primarily due to increased labor expense associated with substation, overhead line maintenance, and design and mapping support.

Distribution

Distribution expense did not materially change in 2019 from 2018.  Distribution expense increased $1.0 million, or 6.9%, in 2018 from 2017, primarily due to increased labor expense associated with overhead line maintenance as well as increased maintenance due to storm damage.

Consumer Accounts

Consumer accounts expense did not materially change in 2019 from 2018. Consumer accounts expense increased $0.7 million, or 11.6%, in 2018 from 2017, primarily due to increased labor and advertising expenses associated with the pending ML&P Acquisition. Additionally, increased credit card payment processing fees contributed to this increase.

Administrative, General, and Other

Administrative, general and other expenses increased $1.2 million, or 5.4%, in 2019 from 2018, primarily due to higher labor expense and an increase in write-offs from cancelled projects. Administrative, general and other expenses did not materially change in 2018 from 2017.

Depreciation

Depreciation and amortization expense increased $1.4 million, or 4.8%, in 2019 from 2018,  primarily due to a decrease in plant retirements. Depreciation and amortization expense decreased $4.1 million, or 12.2%, in 2018 from 2017, primarily due to the full year effect of lower depreciation rates which went into effect on July 1, 2017.

Interest

Interest on long-term debt and other did not materially change in 2019 from 2018 or in 2018 from 2017.

Interest charged to construction did not materially change in 2019 from 2018.  Interest charged to construction increased $0.1 million, or 85.8% in 2018 from 2017, primarily due to a higher average CWIP balance.

Non-Operating Margins

Non-operating margins increased $0.3 million, or 57.8% in 2019 from 2018,  and decreased $0.2 million, or 30.8% in 2018 from 2017, primarily due to the change in value of marketable securities.

Patronage Capital (Equity)

The following table summarizes our patronage capital and total equity position for the years ended December 31:

	2019	2018	2017
Patronage capital at beginning of year	$177,823,597	$172,928,887	$169,996,436
Retirement/net transfer of capital credits	(5,562,260)	(468,164)	(3,116,273)
Assignable margins	5,119,627	5,362,874	6,048,724
Patronage capital at end of year	177,380,964	177,823,597	172,928,887
Other equity[1]	17,085,949	16,701,097	16,372,407
Total equity at end of year	$194,466,913	$194,524,694	$189,301,294

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

Capital credits retirements authorized by our Board, less early retirements, were $4,900,000, $0 and $2,631,928 for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Changes in Financial Condition

Assets

Total assets increased $5.9 million, or 0.7% in 2019 from 2018, primarily due to increases in deferred charges, materials and supplies, fuel cost under-recovery, and cash and cash equivalents, which were somewhat offset by decreases in net utility plant, marketable securities, and accounts receivable.  Deferred charges increased $8.2 million, or 21.8%, primarily due to costs associated with the pending acquisition of ML&P. Materials and supplies increased $1.8 million, or 11.0%, primarily due to an increase in planned distribution construction projects in 2020 compared to 2019. Fuel cost under-recovery increased $1.4 million, or 100.0%, due to the under-collection of the prior quarter’s fuel and purchased power costs. Cash and cash equivalents increased $1.2 million, or 19.1%, primarily due to the timing of payments. Net utility plant decreased $1.6 million, or 0.2%, primarily due to depreciation expense in excess of extension and replacement of plant. Marketable securities decreased $6.1 million, or 96.9%, due to the maturity of investments, which were then converted to cash and used to pay patronage capital payments to wholesale customers. Accounts receivable decreased $1.0 million, or 3.4%, primarily due to lower energy sales.

Liabilities and Equity

Total liabilities, equities and margins increased $5.9 million, or 0.7%, in 2019 from 2018.  Increases in long-term obligations and other liabilities were somewhat offset by decreases in patronage capital payable, commercial paper, and fuel cost over-recovery. Total long-term obligations increased $48.6 million, or 11.3%, due to the issuance of the 2019 Series A Bonds. Other liabilities increased $2.5 million, or 25.2%, primarily due to an increase in the undergrounding ordinance liability. Patronage capital payable decreased $3.4 million, or 100.0%, primarily due to payment of HEA’s and MEA’s patronage capital payable. Commercial paper decreased $37.0 million, or 60.7%, due to funds from the 2019 Series A Bonds used to pay down the balance of commercial paper. Fuel cost over-recovery decreased $3.4 million, or 100.0%, due to refunding of the prior quarter’s fuel and purchased power costs.

Inflation

Chugach is subject to the inflationary trends existing in the general economy. We do not believe that inflation had a significant effect on our operations in 2019.

Contractual Obligations and Commercial Commitments

The following table presents Chugach’s contractual and commercial commitments as of December 31, 2019:

Contractual cash obligations – Payments Due By Period

(In thousands)	Total	2020	2021-2022	2023-2024	Thereafter
Long-term debt, including current portion	$507,389	$26,837	$48,157	$53,841	$378,554
Long-term interest expense	223,405	20,492	38,124	33,993	130,796
Commercial Paper[1]	24,000	24,000	0	0	0
Bradley Lake[2]	32,559	4,333	8,657	1,828	17,741
Fuel and fuel transportation expense[3]	333,051	51,377	98,320	71,357	111,997
BRU[4]	15,149	3,004	2,208	2,208	7,729
Capital Credit Retirements[5]	1,931	1,931	0	0	0
Total	$1,137,484	$131,974	$195,466	$163,227	$646,817

1 At December 31, 2019, Chugach's commercial paper program was backed by a $300.0 million Unsecured Credit Agreement, which funds operating and capital requirements. At December 31, 2019, there was $24.0 million of commercial paper outstanding, therefore, the available borrowing capacity under the commercial paper program was $276.0 million and could be used for future operational and capital funding requirements.

[2] Estimated annual debt service requirements
[3] Estimated committed fuel and fuel transportation expense
[4] Approved 2020 operating and capital budget. 2021 and beyond are an estimate of operating and maintenance costs only and do not include capital improvements at this time.
[5] Capital credit retirement commitments

Purchase obligations

Chugach is a participant and has a 30.4% share in the Bradley Lake Hydroelectric Project and a 39.8% share of the Battle Creek Diversion Project, see “Item 2 – Properties – Other Property – Bradley Lake.” This contract runs through 2041. We have agreed to pay a like percentage of annual costs of the project, Chugach’s share of which has averaged $6.1 million over the past five years. We believe these costs, adjusted for inflation, reasonably reflect anticipated future project costs.

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

Liquidity and Capital Resources

We ended 2019 with $8.6 million of cash, cash equivalents, and restricted cash equivalents, up from $7.4 million at December 31, 2018 and $7.2 million at December 31, 2017. Cash equivalents consist of all highly liquid debt instruments with a maturity of three months or less when purchased, an Overnight Repurchase Agreement and Concentration account with First National Bank Alaska (“FNBA”) and a money market account with UBS Financial Services.

	2019	2018	2017
Total cash provided by (used in):
Operating activities	$19,704,001	$39,574,287	$30,291,152
Investing activities	(27,087,022)	(22,422,067)	(29,556,082)
Financing activities	8,578,027	(16,925,010)	83,472
Increase (decrease) in cash and cash equivalents	$1,195,006	$227,210	$818,542

Cash provided by operating activities was $19.7 million in 2019 compared to $39.6 million in 2018 and $30.3 million in 2017.  The decrease in cash provided by operating activities in 2019 from 2018 was primarily due to the change in our fuel recovery position caused by the under-collection of fuel and purchased power costs through the fuel and purchased power adjustment process in 2019. Less cash provided by accounts receivable as a result of lower energy sales in 2019 from 2018 and more cash used for prepayments and deferred charges also contributed to this variance. These were somewhat offset by less cash used for fuel and fuel inventory as a result of more fuel withdrawn from inventory for generation than injected in 2019 from 2018.

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

Cash used in investing activities was $27.1 million in 2019 compared to $22.4 million in 2018 and $29.6 million in 2017.  The change in cash used in investing activities in 2019 from 2018 was primarily due to more cash used for extension and replacement of plant caused by increased construction activity. This was somewhat offset by less cash invested in marketable securities due to the maturity and sale of marketable securities, which also contributed to the decrease in cash used in investing activities in 2018 from 2017. Less cash used for extension and replacement of plant primarily due to a decrease in construction activity further reduced cash used in investing in 2018 from 2017.

Cash provided by financing activities was $8.6 million in 2019 compared to cash used of $16.9 million in 2018 and $0.1 million provided by in 2017.  The change in 2019 from 2018 was primarily due to the issuance of the 2019 Series A Bonds, the proceeds of which were used to pay down the commercial paper balance. The change in 2018 from 2017 was primarily due to the issuance of the 2017 Bonds, the proceeds of which were used, in part, to pay down the commercial paper balance during 2017.

Sources of Liquidity

Chugach has satisfied its operational and capital cash requirements through internally generated funds, a $50.0 million line of credit from NRUCFC and a $300.0 million commercial paper program. At December 31, 2019, there was no outstanding balance on our NRUCFC line of credit and $24.0 million of outstanding commercial paper under the commercial paper program. Thus, at December 31, 2019, our available borrowing capacity under our line of credit was $50.0 million and our available commercial paper capacity was $276.0 million. The NRUCFC line of credit was renewed effective September 29, 2017, and expires September 29, 2022.

Chugach maintains a $300.0 million Credit Agreement, which is used to back Chugach’s commercial paper program and is due to expire on July 30, 2024.  Information concerning our commercial paper program and the Credit Agreement are described in Note 11 to the financial statements, see “Item 8 – Financial Statements and Supplementary Data – Note 11 – Debt – Commercial Paper.”

A table providing information regarding monthly average commercial paper balances outstanding and corresponding weighted average interest rates are described in Note 11 to the financial statements, see “Item 8 – Financial Statements and Supplementary Data – Note 11 – Debt – Commercial Paper.”

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2016 CoBank Note, which is governed by the Second Amended and Restated Master Loan Agreement dated June 30, 2016, as amended on November 26, 2019, and secured by the Indenture. At December 31, 2019, Chugach had $34.0 million outstanding with CoBank.

Under the Indenture, additional obligations may be sold by Chugach upon the basis of bondable additions and the retirement or defeasance of, or principal payments on previously outstanding obligations. The beginning balance of bondable additions on January 20, 2011, was $322.2 million, which would support the issuance of additional debt of approximately $293.0 million. On March 15, 2011, Chugach used $5.5 million of bondable additions to pay financing costs associated with the 2011 Series A Bond transaction. On January 11, 2012, Chugach used $275.0 million of bondable additions when it issued $250.0 million of 2012 Series A Bonds. The balance of bondable additions after the January 11, 2012, transaction was $38.2 million. On October 9, 2015, Chugach certified bondable additions of $261.9 million bringing the balance of bondable additions to $300.1 million. On February 6, 2018, Chugach certified bondable additions of $56.3 million bringing the balance of bondable additions to $356.4 million, which would support the issuance of approximately $324.0 million in additional debt. Chugach’s bondable additions balance is a reflection of its beginning balance less property retirements. On June 30, 2016, Chugach used $45.6 million of principal payments to finance the acquisition of the BRU. On March 17, 2017, Chugach used $40.0 million of principal payments to issue the 2017 Series A Bonds. On May 15, 2019, Chugach used $75.0 million of principal payments to issue the 2019 Series A Bonds. Total principal payment capacity as of March 15, 2020 is $79.1 million.

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

Principal maturities of our outstanding long-term indebtedness at December 31, 2019, are set forth below:

Year Ending December 31	Principal Maturities
2020	26,836,667
2021	23,964,667
2022	24,192,667
2023	26,920,667
2024	26,920,667
Thereafter	378,553,329
$507,388,664

During 2019, we spent approximately $33.4 million on capital-construction projects, net of reimbursements, which includes interest capitalized during construction. We develop five-year capital improvement plans that are generally updated every year. Our capital improvement requirements are based on long-range plans and other supporting studies and are executed through the five-year Capital Improvement Plan (“CIP”).

Set forth below is an estimate of internal funding for capital expenditures for the years 2020 through 2024 as contained in the CIP. This plan represents Chugach’s current plan, which will be amended to incorporate the capital construction needs of the ML&P service territory if we close on the ML&P acquisition.

Year	Estimated Expenditures
2020	$57.6	million
2021	$25.3	million
2022	$20.3	million
2023	$33.5	million
2024	$24.7	million

We expect that cash flows from operations and external funding sources, including our available line of credit and commercial paper program, will be sufficient to cover future operational and capital funding requirements.

Chugach Operations

In the near term, Chugach continues to face the challenges of operating in a flat load growth environment and securing additional revenue sources. These challenges, along with energy issues, plans at the state level, and the pending ML&P acquisition, will shape how Chugach proceeds into the future.

ML&P Acquisition

In December 2017, the Mayor of Anchorage, Alaska, announced plans to place a proposition on the April 3, 2018 municipal ballot allowing the voters to authorize the sale of ML&P to Chugach. The proposition was approved by Anchorage voters 65.08% to 34.92% per the certified election results. Chugach and the Municipality of Anchorage (“MOA”) negotiated final sales agreements and associated documents. The sale of ML&P was approved by the Anchorage Assembly on December 4, 2018 and the Chugach Board of Directors gave its final approval on December 19, 2018. The agreements and associated documents were executed on December 28, 2018. On April 1, 2019, Chugach submitted a joint request for approval for the acquisition and an application to amend the CPCN to the RCA, which was accepted on April 18, 2019. In May 2019, the RCA indicated a final order in the case was expected by November 19, 2019. However, following the hearings that were held in August and September 2019, all parties agreed to an extension for the RCA final order to February 17, 2020. The RCA has since extended the statutory timeline for issuance of a final order to May 28, 2020. For more information concerning the potential ML&P Acquisition, see “Item 8 – Financial Statements and Supplementary Data – Note 5 – Regulatory Matters and Note 16 – ML&P Acquisition.”

Railbelt Grid Unification

Chugach remains focused on efforts in Alaska’s Railbelt to explore the benefits of grid unification. Currently, each of the six electric utilities in Alaska’s Railbelt own a portion of the transmission grid, as does the Alaska Energy Authority (“AEA”). Chugach is a proponent of following other successful business models to effectively unify the grid. Discussions on the issue led the Alaska State Legislature in 2014 to appropriate $250,000 to the RCA to explore the issue and report back to legislators. With the support of the RCA, Chugach and several other Alaska Railbelt utilities began evaluating possible restructured business model opportunities including a Railbelt Reliability Council and a Transco (Railbelt wide transmission only utility), as well as, associated economic dispatch models that Chugach believes may lead to more optimal system-wide operations.

In June 2016, the RCA opened a docket to “evaluate the reliability and security standards and practices of Alaska Electric Utilities.” In 2017, Chugach and several other Alaska Railbelt utilities entered into a contract with GDS Associates, Inc. (“GDS”). GDS’s role was to facilitate discussions among all six Alaska Railbelt utilities and various stakeholders with a goal of submitting to the RCA organizational plans for a Railbelt Reliability Council (“RRC”), including a governance structure, that will be responsible for adoption and enforcement of uniform reliability standards and integrated transmission resource planning.  Chugach and the other utilities provided GDS’s final recommendation of the RRC to the RCA in May 2018. During the fourth quarter of 2018, the utilities reviewed and adapted the memorandum of understanding with GDS (“GDS MOU”).

In addition, and working in parallel, the utilities and an affiliate of American Transmission Corporation (“ATC”) were in discussions regarding the formation of a transmission-only utility. ATC, GVEA, HEA, ML&P, and Seward Electric System collectively d/b/a the Alaska Railbelt Transmission Co. (“ART”) filed with the RCA for a Railbelt-wide Transco Certificate of Public Convenience (“CPCN”) in February 2019. At the time, Chugach’s primary focus was on filing with the RCA for the transfer of the ML&P CPCN to Chugach and we were unable to complete our due diligence on the Transco filing prior to its submittal to the RCA. Neither Chugach nor MEA were a party to this filing.

In March 2019, the RCA issued an order requesting comments on proposed legislative language which would authorize the RCA to designate or develop an Electric Reliability Organization (“ERO”). Chugach submitted comments seeking to delay adoption until the RRC Governance Board could be formed but continued to work with the RCA, Railbelt utilities and stakeholders to draft acceptable legislation. Subsequently, Chugach completed its review of the ART filing, determined the model not to be in the best interest of our membership; and therefore, declined to participate in the ART Transco. Following Chugach’s decision not to participate, ART withdrew its filing.

Chugach and the members of the Alaska Railbelt Cooperative Transmission and Electric Company (“ARCTEC”) continue to work with the other utilities and stakeholders to arrive at legislation and an RRC organization acceptable to all Railbelt utilities and stakeholders.

In June 2016, in response to RCA Docket I-16-002, Railbelt Utility Information Technology and Operations Technology leadership began meeting to discuss Railbelt Cybersecurity. The Railbelt Utilities Managers group designated the Cybersecurity Working Group to review industry standards and provide a statement of work to develop Railbelt Cybersecurity Standards. In June 2018, Chugach posted a Request for Proposal to hire a consultant to write the standards. A final draft was presented to the Railbelt Utility Managers on February 14, 2019. On July 10, 2019, a status was provided to the RCA from the Railbelt Utility Managers announcing the completion of Alaska Critical Infrastructure Protection (“AKCIP”) Cybersecurity Standards, and collective agreement to adopt them effective January 1, 2020, and implement them according to the implementation schedules contained in the specific standards.

In December 2019, the Railbelt utilities signed a memorandum of understanding to form a RRC. Alaska Senate Bill 123 (“SB 123”), which is currently being considered by the Alaska State Legislature, provides for the creation and regulation of an electric reliability organization. The utilities are continuing to work with the legislature to refine the language in SB 123.

Earthquake

On November 30, 2018, a 7.1 magnitude earthquake jolted Southcentral Alaska. The epicenter was located approximately 10 miles northeast of Anchorage and resulted in significant damage throughout the area. While approximately 21,000 of Chugach’s members lost power, the number of members without power was reduced to less than 70 within 12 hours. On January 31, 2019, the President declared the earthquake a federal disaster. Chugach has applied for Federal Emergency Management Agency (“FEMA”) assistance as we continue to assess and repair any damages on our system due to the earthquake. At December 31, 2019, costs associated with system-wide repairs and damages were $2.0 million.  No FEMA funds were received during 2019; however, to date we have received $0.3 million during 2020.  At this time, Chugach does not anticipate this event to have a material impact on our financial condition, results of operations, and cash flows.

Swan Lake Fire

The Swan Lake Fire began in early June 2019 and was 90% contained at the end of September 2019. This fire reached over 167,000 acres and damaged the transmission line that connects the Bradley Lake Hydroelectric Project to the Chugach system. HEA completed the repairs and re-energized the line on December 19, 2019. The transmission line was out of service for several weeks at the request of the fire management team. Because the loss of access to Bradley Lake power, more natural gas was used for generation until the line could be repaired and placed back in service. Chugach’s cost of power increased approximately $2.7 million while the line was of service.

Fuel Supply

Chugach actively manages its fuel supply needs and currently has contracts in place to meet up to 100% of its anticipated needs through March 2028. Chugach continues its efforts to secure long-term reliable gas supply solutions and encourages new development and continued investment in Cook Inlet. The DNR published a study in March 2018, “Cook Inlet Natural Gas Availability,” to provide an estimate of additional Cook Inlet gas that could be recovered through additional investment and how long Cook Inlet gas production can continue to meet existing demand levels.  The 2018 DNR study concluded there is potentially 500-800 Bcf of additional gas to be developed at the economical price range of $6-8/Mcf (real 2016 dollars); however, at a price greater than $12/Mcf as much as 800-1,000 could be developed. The 2018 DNR study also concluded there was sufficient Cook Inlet gas to satisfy the current demand of 80 Bcf/year to meet the demand until around 2030, under the assumptions and simplifications used therein. The 2018 DNR study did not attempt to forecast Cook Inlet gas prices. The 2015 DNR study estimated there are 1,183 Bcf of proved and probable reserves remaining in Cook Inlet’s legacy fields. The 2015 DNR estimate did not include reserves from a large gas field developed by Furie and another developed by BlueCrest Alaska Operating, LLC. Furie constructed an offshore gas production platform, Julius R, in 2015 and achieved production. The platform and other production facilities are designed for up to 200 million cubic feet (MMcf) per day. Chugach continues to explore other alternatives to diversify its portfolio.

In April 2016, the RCA approved the acquisition of the Beluga River Unit effective January 1, 2016. Chugach’s interest in the BRU is to reduce the cost of electric service to its retail and wholesale members by securing an additional long-term supply of natural gas to meet on-going generation requirements. The acquisition complements existing gas supplies and is expected to provide greater fuel diversity at an effective annual cost that is $2 million to $3 million less than alternative sources of gas in the Cook Inlet region. Approximately 81% of Chugach’s current generation requirements are met from natural gas, 15% are met from hydroelectric facilities, and 4% are met from wind.

At the time of acquisition, the BRU was expected to provide gas to meet Chugach’s on-going generation requirements over an approximate 18-year period. As it is currently operated, pursuant to an updated reserve study completed in 2019 the BRU is expected to provide about 15% of Chugach’s gas requirements through 2037, although actual gas quantities produced are expected to vary on a year-by-year basis.

Chugach has a firm gas supply contract with Hilcorp, see “Item 8 – Financial Statements and Supplementary Data – Note 19 – Commitments and Contingencies – Commitments – Fuel Supply Contracts.” In addition to this firm contract, Chugach has gas supply agreements with AIX Energy LLC through March 31, 2024 (with an option to extend the term an additional 5-year period through March 31, 2029), with Cook Inlet Energy LLC through March 31, 2023. Collectively, these agreements provide added diversification and optionality for Chugach to minimize costs within its gas supply portfolio.

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

Critical Accounting Policies

Our accounting and reporting policies comply with United States generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that affect results of operations and reported amounts of assets and liabilities in the financial statements. Significant accounting policies are described in Note 2 to the financial statements, see “Item 8 –Financial Statements and Supplementary Data – Significant Accounting Policies.” Critical accounting policies are those policies that management believes are the most important to the portrayal of Chugach's financial condition and results of its operations, and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with Chugach's Audit and Finance Committee. The following policies are considered to be critical accounting policies for the year ended December 31, 2019.

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

Interest Rate Risk

At December 31, 2019, our short- and long- term debt was comprised of our 2011, 2012, 2017 and 2019 Series A Bonds, 2016 CoBank Note and outstanding commercial paper.

The interest rates of Chugach’s 2011, 2012, 2017, and 2019 Series A Bonds and our 2016 CoBank Note are fixed and are set forth in the table below with carrying value and fair value, measured as Level 2 liabilities, (dollars in thousands) at December 31, 2019.

	Maturing	Interest Rate	Carrying Value	Fair Value
2011 Series A, Tranche A	2031	4.20%	$54,000	$55,984
2011 Series A, Tranche B	2041	4.75%	135,667	150,190
2012 Series A, Tranche A	2032	4.01%	48,750	50,181
2012 Series A, Tranche B	2042	4.41%	74,000	82,036
2012 Series A, Tranche C	2042	4.78%	50,000	56,414
2017 Series A, Tranche A	2037	3.43%	36,000	35,919
2019 Series A, Tranche A	2049	3.86%	75,000	77,529
2016 CoBank Note	2031	2.58%	33,972	33,319
Total			$507,389	$541,572

Chugach is exposed to market risk from changes in interest rates associated with our other credit facilities. Our credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate (“SOFR”), or the base rate or prime rate of our lenders. The phase-out of LIBOR is not expected to have a material adverse effect on our cost of borrowing due to the amounts typically outstanding under our credit facilities. At December 31, 2019, we had $24.0 million of commercial paper outstanding, which is currently our only debt subject to variable interest rates. Based on this balance a 100 basis-point rise or decline in interest rates would increase or decrease our interest expense by approximately $0.2 million.

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Members and the Board of Directors

Chugach Electric Association, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Chugach Electric Association, Inc. and subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in equities and margins, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2018, the Company has changed its method of accounting for revenue from contracts with customers due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09,  Revenue from Contracts with Customers (Topic 606),  and related amendments.

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

Anchorage, Alaska
March 20, 2020

Chugach Electric Association, Inc.

Consolidated Balance Sheets

December 31, 2019 and 2018

Assets	December 31, 2019	December 31, 2018

Utility plant:
Electric plant in service	$1,242,523,092	$1,216,663,092
Construction work in progress	16,966,608	17,272,307
Total utility plant	1,259,489,700	1,233,935,399
Less accumulated depreciation	(556,209,740)	(529,099,451)
Net utility plant	703,279,960	704,835,948

Other property and investments, at cost:
Nonutility property	76,889	76,889
Operating lease right-of-use assets	958,111	0
Investments in associated organizations	8,148,426	8,570,046
Special funds	2,603,505	1,890,221
Restricted cash equivalents	108,000	108,000
Total other property and investments	11,894,931	10,645,156

Current assets:
Cash and cash equivalents	7,271,820	6,106,995
Special deposits	54,300	54,300
Restricted cash equivalents	1,244,155	1,213,974
Marketable securities	194,183	6,316,583
Fuel cost under-recovery	1,445,753	0
Accounts receivable, less provision for doubtful accounts of $446,837 in 2019 and $444,184 in 2018	30,120,230	31,165,249
Materials and supplies	18,014,480	16,223,477
Fuel stock	12,250,567	11,952,086
Prepayments	2,699,308	2,227,117
Other current assets	235,132	241,279
Total current assets	73,529,928	75,501,060

Other non-current assets:
Deferred charges, net	45,880,452	37,668,424
Total other non-current assets	45,880,452	37,668,424

Total assets	$834,585,271	$828,650,588

 (Continued)

Chugach Electric Association, Inc.

Consolidated Balance Sheets (continued)

December 31, 2019 and 2018

Liabilities, Equities and Margins	December 31, 2019	December 31, 2018

Equities and margins:
Memberships	$1,776,592	$1,748,172
Patronage capital	177,380,964	177,823,597
Other	15,309,357	14,952,925
Total equities and margins	194,466,913	194,524,694

Long-term obligations, excluding current installments:
Bonds payable	449,999,997	398,416,664
Notes payable	30,552,000	33,972,000
Less unamortized debt issuance costs	(2,684,537)	(2,425,247)
Operating lease liabilities	738,713	0
Total long-term obligations	478,606,173	429,963,417

Current liabilities:
Current installments of long-term obligations	27,056,065	26,608,667
Commercial paper	24,000,000	61,000,000
Accounts payable	8,316,375	9,538,749
Consumer deposits	4,294,770	4,845,611
Fuel cost over-recovery	0	3,388,295
Accrued interest	5,717,759	5,671,840
Salaries, wages and benefits	7,387,746	7,863,112
Fuel	6,765,881	5,844,856
Other current liabilities	12,627,008	10,085,556
Total current liabilities	96,165,604	134,846,686

Other non-current liabilities:
Deferred compensation	1,775,759	1,359,878
Other liabilities, non-current	398,790	580,841
Deferred liabilities	903,870	764,834
Patronage capital payable	0	3,393,253
Cost of removal obligation / asset retirement obligation	62,268,162	63,216,985
Total other non-current liabilities	65,346,581	69,315,791

Total liabilities, equities and margins	$834,585,271	$828,650,588

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017

Operating revenues	$212,516,561	$202,252,742	$224,688,669

Operating expenses:
Fuel	59,038,626	56,283,541	78,552,672
Production	20,201,534	17,797,549	18,006,490
Purchased power	22,630,765	19,978,497	17,301,067
Transmission	7,260,615	7,361,503	6,129,871
Distribution	15,222,079	14,960,770	13,991,088
Consumer accounts	6,730,109	6,662,590	5,968,736
Administrative, general and other	23,864,202	22,651,092	23,256,983
Depreciation and amortization	31,299,685	29,875,683	34,010,777
Total operating expenses	$186,247,615	$175,571,225	$197,217,684

Interest expense:
Long-term debt and other	22,338,868	22,164,007	22,366,034
Charged to construction	(338,904)	(306,377)	(164,898)
Interest expense, net	$21,999,964	$21,857,630	$22,201,136
Net operating margins	$4,268,982	$4,823,887	$5,269,849

Nonoperating margins:
Interest income	585,039	732,165	644,663
Allowance for funds used during construction	152,930	127,629	69,157
Capital credits, patronage dividends and other	112,676	(320,807)	65,055
Total nonoperating margins	$850,645	$538,987	$778,875

Assignable margins	$5,119,627	$5,362,874	$6,048,724

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Changes in Equities and Margins

Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Memberships:
Balance at beginning of period	$1,748,172	$1,719,154	$1,691,014
Memberships and donations received	28,420	29,018	28,140
Balance at end of period	$1,776,592	$1,748,172	$1,719,154
Other equities and margins:
Balance at beginning of period	14,952,925	14,653,253	13,828,075
Unclaimed capital credits retired	(15,935)	105,651	612,752
Memberships and donations received	372,367	194,021	212,426
Balance at end of period	$15,309,357	$14,952,925	$14,653,253
Patronage capital:
Balance at beginning of period	177,823,597	172,928,887	169,996,436
Assignable margins	5,119,627	5,362,874	6,048,724
Retirement/net transfer of capital credits	(5,562,260)	(468,164)	(3,116,273)
Balance at end of period	$177,380,964	$177,823,597	$172,928,887
Total equities and margins	$194,466,913	$194,524,694	$189,301,294

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Cash flows from operating activities:
Assignable margins	$5,119,627	$5,362,874	$6,048,724
Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation and amortization	31,299,685	29,875,683	34,010,777
Amortization and depreciation cleared to operating expenses	7,401,527	5,550,438	4,791,978
Allowance for funds used during construction	(152,930)	(127,629)	(69,157)
Write off of inventory, deferred charges and projects	571,067	175,608	413,690
Other	(107,769)	410,249	27,986
(Increase) decrease in assets:
Accounts receivable, net	(544,554)	5,485,914	(2,858,099)
Fuel cost under-recovery	(1,445,753)	4,921,794	(4,921,794)
Materials and supplies	(1,812,024)	(992,627)	896,455
Fuel stock	(298,481)	(5,050,092)	(580,318)
Prepayments	(472,191)	2,726,053	(3,546,144)
Other assets	6,147	15,914	59,146
Deferred charges	(13,699,839)	(8,896,613)	(201,775)
Increase (decrease) in liabilities:
Accounts payable	(421,479)	1,137,415	(1,469,106)
Consumer deposits	(550,841)	(490,285)	128,311
Fuel cost over-recovery	(3,388,295)	3,388,295	(3,824,722)
Accrued interest	45,919	(319,779)	118,251
Salaries, wages and benefits	(475,366)	845,981	(298,767)
Fuel	921,025	(4,068,925)	3,629,443
Other current liabilities	(2,303,287)	(8,930)	(2,045,800)
Deferred liabilities	11,813	(367,051)	(17,927)
Net cash provided by operating activities	19,704,001	39,574,287	30,291,152
Cash flows from investing activities:
Return of capital from investment in associated organizations	421,899	414,187	370,010
Investment in special funds	(288,568)	(309,188)	(236,716)
Investment in marketable securities and investments-other	(216,453)	(2,872,104)	(924,903)
Proceeds from the sale of marketable securities	6,437,508	7,666,196	0
Proceeds from capital grants	0	0	115,453
Extension and replacement of plant	(33,441,408)	(27,321,158)	(28,879,926)
Net cash used in investing activities	(27,087,022)	(22,422,067)	(29,556,082)
Cash flows from financing activities:
Payments for debt issue costs	(515,455)	0	(206,871)
Net increase (decrease) in short-term obligations	(37,000,000)	11,000,000	(18,200,000)
Proceeds from long-term obligations	75,000,000	0	40,000,000
Repayments of long-term obligations	(26,608,667)	(26,608,667)	(24,836,667)
Memberships and donations received	384,852	328,690	853,318
Retirement of patronage capital and estate payments	(7,024,218)	(5,872,988)	(2,258,047)
Proceeds from consumer advances for construction	4,342,627	4,294,276	4,798,509
Repayments of consumer advances for construction	(1,112)	(66,321)	(66,770)
Net cash (used in) provided by financing activities	8,578,027	(16,925,010)	83,472
Net change in cash, cash equivalents, and restricted cash equivalents	1,195,006	227,210	818,542
Cash, cash equivalents, and restricted cash equivalents at beginning of period	$7,428,969	$7,201,759	$6,383,217
Cash, cash equivalents, and restricted cash equivalents at end of period	$8,623,975	$7,428,969	$7,201,759
Supplemental disclosure of non-cash investing and financing activities:
Cost of removal obligation	$(948,823)	$2,502,966	$2,110,487
Extension and replacement of plant included in accounts payable	$1,365,948	$2,149,039	$1,185,788
Patronage capital retired/net transferred and included in other current liabilities	$1,931,295	$2,000,000	$2,057,036
Supplemental disclosure of cash flow information - interest expense paid, net of amounts capitalized	$21,008,829	$21,041,442	$20,911,535

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

c. Utility Plant and Depreciation

Additions to electric plant in service are recorded at original cost of contracted services, direct labor and materials, indirect overhead charges and capitalized interest less contributions in aid of construction (“CIAC”). As an electric utility, Chugach follows the FERC system of accounts which recommends that CIAC be recorded as a reduction to utility property plant and equipment. FASB ASC 210-10-S99, “Section S99 – SEC Materials,” requires the utility plant of a public utility company to present the cost and adjustments thereto as required by the system of accounts prescribed by the applicable regulatory authorities.

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

Depreciation and amortization rates have been applied on a straight‑line basis and at December 31, 2019 are as follows:

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

production from the BRU as provided by the operator divided by ten percent of the estimated remaining proved reserves (in thousand cubic feet (Mcf)) in the field multiplied by Chugach’s total assets in the BRU.

d. Full Cost Method

Chugach has elected the Full Cost method to account for exploration and development costs of gas reserves.

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

These equity investments do not have readily determinable fair values and are accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. No impairment or observable price changes were recorded during 2019, 2018 or 2017. Investments in associated organizations was $8.1 million and $8.6 million at December 31, 2019 and 2018, respectively.

g. Special Funds

Special funds includes deposits associated with the deferred compensation plan and an investment associated with the BRU ARO. The BRU ARO investment was established pursuant to an agreement with the State of Alaska and was $0.8 million and $0.5 million as of December 31, 2019 and 2018, respectively.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

h. Cash, Cash Equivalents, and Restricted Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$7,271,820	$6,106,995
Restricted cash equivalents	1,244,155	1,213,974
Restricted cash equivalents included in other property and investments	108,000	108,000
Total cash, cash equivalents and restricted cash equivalents shown in the consolidated statements of cash flows	$8,623,975	$7,428,969

Restricted cash equivalents include funds on deposit for future workers’ compensation claims. Restricted assets, including cash equivalents, are recognized on Chugach’s Consolidated Balance Sheet when they are restricted as to withdrawal or usage.

i. Marketable Securities

Chugach’s marketable securities consist of bond mutual funds, corporate bonds, and certificates of deposit with a maturity less than 12 months, classified as trading securities, reported at fair value with interest and dividend income and gains and losses in earnings. Interest and dividend income is included in nonoperating margins – interest income, and was $120.2 thousand and $403.4 thousand at December 31, 2019 and 2018, respectively. Net gains and losses on marketable securities are included in nonoperating margins – capital credits, patronage dividends and other, and for the twelve months ended December 31 are summarized as follows:

	2019	2018
Net gains and (losses) recognized during the period on trading securities	$98,655	$(310,225)
Less: Net gains and (losses) recognized during the period on trading securities sold during the period	(108,173)	(161,485)
Unrealized gains and (losses) recognized during the reporting period on trading securities still held at the reporting date	$206,828	$(148,740)

j. Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in existing accounts receivable. Chugach determines the allowance based on its historical write-off experience and current economic conditions. Chugach reviews its allowance for doubtful accounts monthly. Past due balances over 90 days in a specified amount are reviewed individually for collectability. All other balances are reviewed in aggregate. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Chugach does not have any off–balance-sheet credit exposure related to its customers. Included in accounts receivable are invoiced amounts to ML&P for their proportionate share of current Southcentral Power Project (“SPP”) costs, which amounted to $1.0 million and $1.4 million in 2019 and 2018, respectively.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

k. Materials and Supplies

Materials and supplies are stated at average cost.

l. Fuel Stock

Fuel Stock is the weighted average cost of fuel injected into Cook Inlet Natural Gas Storage Alaska (“CINGSA”). Chugach’s fuel balance in storage for the years ended December 31, 2019 and 2018 amounted to $12.3 million and $12.0 million, respectively.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

On December 29, 2016, Chugach made a prepayment of $7.9 million to the National Rural Electric Cooperative Association (“NRECA”) Retirement and Security (“RS”) Plan, which is included in deferred charges. Chugach recorded the long term prepayment in deferred charges and is amortizing the deferred charge to administrative, general and other expense, over 11 years, which represents the difference between the normal retirement age of 62 and the average age of Chugach’s employees in the RS Plan. The balance of the prepayment in deferred charges at December 31, 2019 and 2018 was $5.8 million and $6.5 million, respectively.

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

p. Consumer Deposits

Consumer deposits include amounts certain customers are required to deposit to receive electric service. Consumer deposits at December 31, 2019 and 2018, totaled $2.5 million and $3.0 million, respectively. Consumer deposits also represent customer credit balances as a result of prepaid accounts. Credit balances totaled $1.8 million at December 31, 2019 and 2018.

q. Fair Value of Financial Instruments

FASB ASC 825, “Topic 825 – Financial Instruments,” requires disclosure of the fair value of certain on and off balance sheet financial instruments for which it is practicable to estimate that value. The following methods are used to estimate the fair value of financial instruments:

Cash, cash equivalents and restricted cash equivalents – the carrying amount approximates fair value because of the short maturity of those instruments.

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

December 31, 2019 and 2018

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

s. Capitalized Interest

Allowance for funds used during construction (“AFUDC”) and interest charged to construction ‑ credit (“IDC”) are the estimated costs of the funds used during the period of construction from both equity and borrowed funds. AFUDC and IDC are applied to specific projects during construction. AFUDC and IDC calculations use the net cost of borrowed funds when used and is recovered through RCA approved rates as utility plant is depreciated. For all projects Chugach capitalized such funds at the weighted average rate of 4.0% during 2019 and 4.1% during 2018 and 2017.

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

u. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the years ended December 31, 2019, 2018 and 2017 was in compliance with that provision. In addition, as described in Note (19) – “Commitments and Contingencies,” Chugach collects sales tax and is assessed gross revenue and excise taxes which are presented on a net basis in accordance with FASB ASC 606-10-65, “Topic 606 - Revenue from Contracts with Customers.”

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Management has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements for all periods presented. Chugach’s evaluation was performed for the tax periods ended December 31, 2016 through December 31, 2019 for United States Federal Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2019.

(3)    Accounting Pronouncements

Issued, and adopted:

ASC Update 2016-02 “Leases (Topic 842)” and Related Updates

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02, including related updates, amends guidance related to the recognition, measurement, presentation and disclosure of leases for lessors and lessees. Pursuant to the new standard, lessees will be required to identify all leases, including those embedded in contracts, classify leases as finance or operating, recognize all leases on the balance sheet and record corresponding right-of-use assets and lease liabilities. These updates require the recognition of lease assets and liabilities for those leases currently classified as operating leases while also refining the definition of a lease. Operating leases will reflect lease expense on a straight-line basis, while finance leases will result in the separate presentation of interest expense on the lease liability and amortization expense of the right-of-use asset. There is an optional transition practical expedient allowing entities to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840.

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

The standard includes certain practical expedients intended to ease the burden of adoption on preparers. Chugach elected each of the following practical expedients:

1)Package of Practical expedients (all or nothing) - An entity may elect not to reassess: a) whether expired or existing contracts contain leases under the new definition of a lease, b) lease classification for expired or existing leases and c) whether previously capitalized initial direct costs would qualify for capitalization under Topic 842.

2)Use of hindsight - An entity may use hindsight in determining the lease term, and in assessing the likelihood that a lease purchase option will be exercised.

3)Land easements - An entity may elect not to reassess whether land easements meet the definition of a lease if they were not accounted for as leases prior to adoption of Topic 842 until they expire, unless they are modified on or after the effective date.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

Issued, not yet adopted:

ASC Update 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and Related Updates

In June 2016, the FASB issued ASC Update 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASC Update 2016-13 revised the criteria for the measurement, recognition, and reporting of credit losses on financial instruments to be recognized when expected. This update is effective for fiscal years beginning after December 15, 2019, including the interim periods within those years, with early adoption permitted for fiscal years beginning after December 15, 2018, including interim periods within those years. Chugach began application of ASC 2016-13 on January 1, 2020. Adoption did not have a material effect on our results of operations, financial position, and cash flows.

ASC Update 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 changes the fair value measurement disclosure requirements of ASC 820. This update is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. Chugach began application of ASU 2018-13 on January 1, 2020. Adoption did not have a material effect on our results of operations, financial position, and cash flows.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

ASC Update 2018-15 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The ASU is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. Chugach began application of ASU 2018-15 on January 1, 2020. Adoption did not have a material effect on our results of operations, financial position, and cash flows.

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

December 31, 2019 and 2018

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect Chugach’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The table below presents the balance of Chugach’s marketable securities measured at fair value on a recurring basis at December 31, 2019 and 2018. Chugach’s bond mutual funds are measured using quoted prices in active markets. Chugach had no other assets or liabilities measured at fair value on a recurring basis at December 31, 2019 or 2018.

December 31, 2019	Total	Level 1	Level 2	Level 3
Bond mutual funds	$194,183	$194,183	$0	$0

December 31, 2018	Total	Level 1	Level 2	Level 3
Bond mutual funds	$6,316,583	$6,316,583	$0	$0

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The fair value of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying value due to their short-term nature.

The estimated fair values of long-term obligations included in the financial statements at December 31, 2019, are as follows:

	Carrying Value	Fair Value Level 2
Long-term obligations (including current installments)	$507,389	$541,573

(5)    Regulatory Matters

Gas Dispatch Agreement

In 2016, Chugach and MEA entered into an agreement entitled, “Gas Dispatch Agreement” in which Chugach provides gas scheduling and dispatch services to MEA. This agreement, which has been extended several times, was due to expire March 31, 2020. On December 31, 2019, Chugach submitted a request to the RCA to further extend the agreement for a 36-month period with an annual price adjustment escalator beginning April 1, 2021. The Gas Dispatch Agreement was approved by the RCA on February 7, 2020, and the agreement will remain in effect through March 31, 2023.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Fourth Amendment to Hilcorp Agreement

On July 1, 2013, Chugach and Hilcorp entered into a Gas Sales and Purchase Agreement (“GSPA”). In September 2013, the RCA approved the GSPA and allowed Chugach to recover all costs of the agreement (including gas purchases, transportation and storage costs) through the fuel and purchased power cost adjustment process. The initial term was effective through March 31, 2018. The First, Second and Third Amendments extended the contractual terms, established more efficient payment procedures, and updated notice provisions.

Chugach submitted a Fourth Amendment to the RCA on January 17, 2020, which extends the term through March 31, 2028, and provides additional annual quantities of 3.7 Bcf starting April 1, 2023, through March 31, 2028. In relation to the price structure in the Third Amendment, the Fourth Amendment reduces the price per Mcf from $7.56 to $7.49 effective April 1, 2020, from $7.80 to $7.55 effective April 1, 2021, and from $7.96 to $7.61 effective April 1, 2023. In addition, the Fourth Amendment provides extensive gas purchase flexibility from call option provisions that, if executed, extends to additional gas on a daily, monthly, and annual contract quantity basis through 2028. On February 28, 2020, the RCA approved the Fourth Amendment effective March 6, 2020.

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

Chugach submitted quarterly SRFs which resulted in a system demand and energy rate increases of 2.7% effective November 1, 2018; 0.7% effective February 1, 2019; 1.0% effective May 1, 2019;  2.5% effective August 1, 2019; 3.8% effective November 1, 2019; 0.4% effective February 1, 2020; and 1.1% effective May 1, 2020.

Operation and Regulation of the Alaska Railbelt Electric and Transmission System

In June 2016, the RCA opened a docket to “evaluate the reliability and security standards and practices of Alaska Electric Utilities.” In 2017, Chugach and several other Alaska Railbelt utilities entered into a contract with GDS Associates, Inc. (“GDS”). GDS’s role was to facilitate discussions between all six Alaska Railbelt utilities and various stakeholders with a goal of submitting to the RCA organizational plans for a Railbelt Reliability Council (“RRC”), including a governance structure, that will be responsible for adoption and enforcement of uniform reliability standards and integrated transmission resource planning. GDS presented to the RCA during two technical conferences in January and March of 2018. Chugach and the other utilities provided GDS’s final recommendation of the RRC to the RCA in May 2018. During the fourth quarter of 2018, the utilities reviewed and adapted the memorandum of understanding with GDS (“GDS MOU”).

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

In addition, and working in parallel, the utilities and American Transmission Corporation (ATC) were in discussions regarding the formation of a transmission-only utility. ATC, GVEA, HEA, ML&P, and Seward Electric System collectively, d/b/a Alaska Railbelt Transmission Co. (“ART”) filed with the RCA for a Railbelt-wide Transco Certificate of Public Convenience and Necessity (“CPCN”) on February 25, 2019.

At that time, Chugach’s primary focus was on filing with the RCA for transfer of the ML&P CPCN to Chugach and we were unable to complete due diligence on the Transco filing prior to its submittal to the RCA. Neither Chugach nor MEA were a party to ART’s filing.

On March 15, 2019, the RCA issued an order requesting comments on proposed legislative language which would authorize the RCA to designate or develop an Electric Reliability Organization (“ERO”). Chugach submitted comments seeking to delay adoption until the RRC Governance Board could be formed but continued to work with the RCA, Railbelt utilities and stakeholders to draft acceptable legislation. Subsequently, Chugach completed its review of the ART filing, determined the model not to be in the best interest of our membership; and therefore, declined to participate in the ART Transco. Following Chugach’s decision not to participate, ART withdrew its filing from the RCA.

Chugach and the members of the Alaska Railbelt Cooperative Transmission and Electric Company (“ARCTEC”) continue to work with the other utilities and stakeholders to arrive at legislation and an RRC organization acceptable to all Railbelt utilities and stakeholders.

In June 2016, in response to RCA Docket I-16-002, Railbelt Utility Information Technology and Operations Technology leadership began meeting to discuss Railbelt Cybersecurity. The Railbelt Utilities Managers group designated the Cybersecurity Working Group to review industry standards and provide a statement of work to develop Railbelt Cybersecurity Standards. On June 21, 2018, Chugach posted a Request for Proposal to hire a consultant to draft the standards. The final draft was presented to the Railbelt Utility Managers on February 15, 2019. On July 10, 2019, a status update was provided to the RCA by the Railbelt Utility Managers announcing the completion of Alaska Critical Infrastructure Protection (“AKCIP”) Cybersecurity Standards and a collective agreement for adoption effective January 1, 2020. Implementation schedules are contained in the specific standards.

In December 2019, the Railbelt utilities signed a Memorandum of Understanding to form a RRC. Alaska Senate Bill 123 (“SB 123”), which is currently being considered in the Alaska State Legislature, provides for the creation and regulation of an electric reliability organization. The utilities are continuing to work with the legislature to refine the language in SB 123.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

ML&P Acquisition

In December 2017, the Mayor of Anchorage, Alaska, announced plans to place a proposition on the April 3, 2018 municipal ballot allowing the voters to authorize the sale of ML&P to Chugach. The proposition was approved by Anchorage voters 65.08% to 34.92% per the certified election results. Chugach and the Municipality of Anchorage (“MOA”) negotiated final sales agreements and associated documents. The sale of ML&P was approved by the Anchorage Assembly on December 4, 2018 and the Chugach Board of Directors gave its final approval on December 19, 2018. The agreements and associated documents were executed on December 28, 2018. Pursuant to these agreements and associated documents, on April 1, 2019, Chugach submitted the Joint Request for Necessary Approvals to Acquire Anchorage Municipal Light and Power, and the Petition for Approvals Needed to Acquire Anchorage Municipal Light and Power and Application to Amend Certificate of Public Convenience and Necessity No. 8 to the RCA. The RCA accepted the filing as complete on April 18, 2019, and the procedural conference was held on April 22, 2019. On May 8, 2019, the RCA issued an order indicating that a final order in the case was expected by November 19, 2019. In addition, the RCA granted the petitions to intervene filed by MEA, Providence Health and Services (“Providence”), GVEA, the Federal Executive Agencies (“FEA”), and HEA/Alaska Electric and Energy Cooperative, Inc. Hearings on the acquisition were held in August and September 2019.

In June 2019, Chugach and GVEA entered into a Memorandum of Understanding (“MOU”) in which Chugach agreed to provide GVEA non-firm energy, wheeling and ancillary services for a 3-year period under terms and conditions consistent with its operating tariff, and will make available 5 MW of Bradley Lake capacity to GVEA for a 5-year period. Excluding fuel, the MOU is expected to provide over $10 million of additional revenue to Chugach’s system over the term of the agreement. GVEA has withdrawn its petition to intervene regarding the ML&P acquisition.

On September 27, 2019 Chugach entered into Amendment No 1 to Asset Purchase agreement (“APA Amendment No. 1”), Amendment No. 1 to Payment in Lieu of Taxes Agreement (“PILT Amendment No. 1”), and Amendment No. 1 to Eklutna Power Purchase Agreement (“PPA Amendment No. 1”) with the MOA. The APA Amendment No. 1 provides that the purchase price shall reflect the net book value of ML&P assets at closing and amends related definitions. The PILT Amendment No. 1 revises the calculation of PILT to make it consistent with APA Amendment No. 1 and the PPA Amendment No. 1 defines the Eklutna PPA as a wholesale power agreement.

On October 28, 2019, Chugach, ML&P, Providence, FEA, MEA, Alaska Energy Authority, and ENSTAR Natural Gas Company, a Division of SEMO Energy Inc., filed a stipulation with the RCA resolving all disputed issues in these consolidated dockets (“Stipulation”). The State of Alaska Office of the Attorney General, Regulatory Affairs and Public Advocacy Section is not a party to the Stipulation.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

On October 28, 2019, Chugach entered into Amendment No. 2 to Asset Purchase and Sale Agreement (“APA Amendment No. 2”), Amendment No. 2 to Eklutna Power Purchase Agreement (“PPA Amendment No. 2”), and Amendment No. 2 to Payment in Lieu of Taxes Agreement (“PILT Amendment No. 2”) with the MOA. The APA Amendment No. 2 extends the termination date of the APA from March 31, 2020, to September 30, 2020 and recognizes the Eklutna Transmission Assets as Acquired Assets in recognition of the fulfillment of a condition in the original APA. The PPA Amendment No. 2 recognizes changes to the dispute resolution procedures contained therein and the PILT Amendment No. 2 removes Chugach’s obligation in certain regulatory or bankruptcy proceedings to support and stipulate to the fact that the payment in lieu of taxes payments are a tax obligation and should be given appropriate priority status based on that fact.

Amendment No. 3 to Asset Purchase Agreement (“APA Amendment No. 3”), Amendment No. 3 to Eklutna Power Purchase Agreement (“PPA Amendment No. 3”), and an Amended and Restated BRU Fuel Agreement were approved by the Chugach Board on October 24, 2019, and by the MOA Assembly on October 30, 2019, and will become effective upon RCA approval. APA Amendment No. 3 reduces the upfront payment to the MOA by $10.0 million, eliminates upward price adjustments if ML&P’s net book value of the purchased assets is greater than $715.4 million at closing, and recognizes a $36.0 million rate reduction account to be funded by the MOA for the benefit of ML&P legacy customers. PPA Amendment No. 3 recognizes Chugach’s right to set-off payments to the extent the MOA does not fulfill its obligations required in the Stipulation. The amended BRU fuel agreement extends the period over which the costs and benefits of Chugach’s and ML&P’s legacy shares of BRU will be allocated to customers in each legacy service area, requires Chugach to utilize a market proxy value for legacy share BRU gas used for economy energy sales, and requires Chugach to utilize a market proxy value for any legacy share BRU gas used to serve Chugach legacy customers for transactions between the legacy service areas of Chugach and ML&P.

The statutory timeline for issuance of a final order and to rule on the Stipulations was extended until February 28, 2020. On February 27, 2020, the RCA issued an order extending the statutory timeline and extended the time to consider the Stipulations to May 28, 2020. For more information concerning the potential ML&P Acquisition, see “Note 16 – ML&P Acquisition.”

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(6)    Utility Plant

Major classes of utility plant, net of contributions in aid of construction, as of December 31 are as follows:

Electric plant in service:	2019	2018
Steam production plant	$101,141,201	$101,141,201
Hydroelectric production plant	34,362,228	34,342,490
Other production plant	288,086,243	288,086,243
Transmission plant	298,211,033	298,767,612
Distribution plant	333,594,738	328,766,590
General plant	58,614,421	55,308,981
Unclassified electric plant in service[1]	71,941,610	54,877,480
Intangible plant[1]	6,148,200	5,455,371
Beluga River Natural Gas Field (BRU Asset & ARO)	48,595,009	48,088,715
Other[1]	1,828,409	1,828,409
Total electric plant in service	1,242,523,092	1,216,663,092
Construction work in progress	16,966,608	17,272,307
Total electric plant in service and construction work in progress	$1,259,489,700	$1,233,935,399

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

(7)    Investments in Associated Organizations

Investments in associated organizations include the following at December 31:

	2019	2018
NRUCFC Capital Term Certificates	$6,095,980	$6,095,980
CoBank	1,991,094	2,405,407
Other	61,352	68,659
Total investments in associated organizations	$8,148,426	$8,570,046

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(8)    Deferred Charges and Liabilities

Deferred Charges

Regulatory assets and deferred charges, net of amortization, consisted of the following at December 31:

	2019	2018
Regulatory assets and deferred charges:
Short-term debt issuance and reacquisition costs	$713,681	$280,933
Refurbishment of transmission equipment	77,161	86,420
Feasibility studies	179,830	194,122
Cooper Lake relicensing / projects	4,889,698	5,019,801
Fuel supply	1,610,498	1,702,759
Storm damage	64,738	258,952
Other regulatory deferred charges	262,508	471,558
Bond interest - market risk management	3,999,873	4,429,478
Environmental matters	888,118	933,469
Beluga parts and materials	7,986,500	9,341,355
Beluga Unit 3 major overhaul	1,246,195	2,726,259
Cooper Lake dredging	156,638	618,301
NRECA pension plan prepayment	5,763,673	6,484,132
ML&P acquisition & integration	18,041,341	4,953,291
Green Energy Program	0	46,577
Community Solar Project	0	121,017
Total regulatory assets and deferred charges	$45,880,452	$37,668,424

Regulatory assets and deferred charges, not currently being recovered in rates charged to consumers, consisted of the following at December 31:

	2019	2018
Regulatory assets and deferred charges
Cooper Lake Dredging	$0	$618,301
Regulatory studies and other	2,992	35,575
ML&P Acquisition & Integration	18,041,341	4,953,291
Green Energy Program	0	46,577
Community Solar Project	0	121,017
Total regulatory assets and deferred charges	$18,044,333	$5,774,761

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Deferred Liabilities

Deferred liabilities, at December 31 consisted of the following:

	2019	2018
Refundable consumer advances for construction	$485,081	$357,858
Estimated initial installation costs for meters	91,089	79,276
Post retirement benefit obligation	327,700	327,700
Total deferred liabilities	$903,870	$764,834

(9)    Patronage Capital

Chugach has a Board-approved capital credit retirement policy, which is contained in Chugach’s financial forecast. This establishes, in general, a plan to return the capital credits of wholesale and retail customers based on the members’ proportionate contribution to Chugach’s assignable margins. At December 31, 2019, Chugach had $177,380,964 of patronage capital (net of capital credits retired in 2019), which included $172,261,336 of patronage capital that had been assigned and $5,119,627 of patronage capital to be assigned to its members. At December 31, 2018, Chugach had $177,823,597 of patronage capital (net of capital credits retired in 2018), which included $172,460,724 of patronage capital that had been assigned and $5,362,874 of patronage capital to be assigned to its members. Approval of actual capital credit retirements is at the discretion of the Chugach Board of Directors (“Board”). Chugach records a liability when the retirements are approved by the Board.

Chugach entered into an agreement with HEA to return all of its patronage capital within five years after expiration of its power sales agreement, which was December 31, 2013. This agreement was related to a settlement agreement associated with the 2005 Test Year General Rate Case (Docket U-06-134). The RCA accepted the parties’ settlement agreement on August 9, 2007. We finalized a new agreement with HEA in September 2017 which spread their retirement payments between 2017 and 2020 in increments of $2.0 million annually. As a result, $2.0 million of HEA’s patronage capital was retired and paid in 2019 and in 2018. HEA’s patronage capital payable, including the current portion classified as other current liabilities, was $1.9 million and $3.9 million at December 31, 2019 and 2018, respectively.

In an agreement reached in May 2014 with MEA, capital credits retired to MEA were classified as patronage capital payable on Chugach’s balance sheet. In April 2019, Chugach paid MEA the balance of MEA’s patronage capital payable, therefore MEA had no patronage capital payable at December 31, 2019.  At December 31, 2018, MEA’s patronage capital payable was $1.5 million.

The Second Amended and Restated Indenture of Trust (“Indenture”) and the CoBank Second Amended and Restated Master Loan Agreement, as amended, prohibit Chugach from making any distribution of patronage capital to Chugach’s customers if an event of default under the Indenture or debt agreements exists. Otherwise, Chugach may make distributions to Chugach’s members in each year equal to the lesser of 5% of Chugach’s patronage capital or 50% of assignable margins for the prior fiscal year. This restriction does not apply if, after the distribution, Chugach’s aggregate equities and margins as of the end of the immediately preceding fiscal quarter are equal to at least 30% of Chugach’s total long-term debt and equities

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

and margins. In March 2019, our Board authorized capital credit retirements to MEA and SES in the amount of $4.9 million. In April 2019, our Board authorized payments to HEA and MEA of $2.0 million and $6.1 million, respectively. There were only capital credit retirement payments authorized by our Board in 2018. During 2017, our Board authorized a capital credit retirement, less early retirements, of $2,631,928. With the exception of HEA’s patronage capital payable, there was no outstanding liability for capital credits authorized but not paid at December 31, 2019 or 2018, and $57,036 was outstanding at December 31, 2017.

(10)  Other Equities

A summary of other equities at December 31 follows:

	2019	2018
Nonoperating margins, prior to 1967	$23,625	$23,625
Donated capital	2,780,265	2,407,898
Unclaimed capital credit retirement[1]	12,505,467	12,521,402
Total other equities	$15,309,357	$14,952,925

1Represents unclaimed capital credits that have met all requirements of Alaska Statute section 34.45.200 regarding Alaska’s unclaimed property law and have therefore reverted to Chugach.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(11)  Debt

Long-term obligations at December 31 are as follows:	2019	2018
2011 Series A Bond of 4.20%, maturing in 2031, with interest payable semi-annually March 15 and September 15 and principal due annually beginning in 2012	54,000,000	58,500,000
2011 Series A Bond of 4.75%, maturing in 2041, with interest payable semi-annually March 15 and September 15 and principal due annually beginning in 2012	135,666,664	141,833,331
2012 Series A Bond of 4.01%, maturing in 2032, with interest payable semi-annually March 15 and September 15 and principal due annually beginning in 2013	48,750,000	52,500,000
2012 Series A Bond of 4.41%, maturing in 2042, with interest payable semi-annually March 15 and September 15 and principal due annually between 2013 and 2020 and between 2032 and 2042	74,000,000	81,000,000
2012 Series A Bond of 4.78%, maturing in 2042, with interest payable semi-annually March 15 and September 15 and principal due annually beginning in 2023	50,000,000	50,000,000
2017 Series A Bond of 3.43%, maturing in 2037, with interest payable semi-annually March 15 and September 15 and principal due annually beginning in 2018	36,000,000	38,000,000
2019 Series A Bond of 3.86%, maturing in 2049, with interest payable semi-annually May 15 and November 15 and principal due annually beginning in 2021	75,000,000	0
2016 CoBank Note, 2.58% fixed rate note maturing in 2031, with interest and principal due quarterly beginning in 2016	33,972,000	37,164,000
Total long-term obligations	$507,388,664	$458,997,331
Less current installments	26,836,667	26,608,667
Less unamortized debt issuance costs	2,684,537	2,425,247
Long-term obligations, excluding current installments	$477,867,460	$429,963,417

Covenants

Chugach is required to comply with all covenants set forth in the Indenture that secures the 2011, 2012, 2017 and 2019 Series A Bonds, and the 2016 CoBank Note. The CoBank Note is governed by the Second Amended and Restated Master Loan Agreement, as amended, which is secured by the Indenture dated January 20, 2011.

Chugach is also required to comply with the 2016 Credit Agreement, as amended between Chugach and NRUCFC, KeyBank National Association, Bank of America, N.A., Wells Fargo Bank N.A., and CoBank, ACB dated July 30, 2019, governing loans and extensions of credit associated with Chugach’s commercial paper program, in an aggregate principal amount not exceeding $300.0 million at any one time outstanding.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

The Second Amended and Restated Master Loan Agreement with CoBank, which became effective on June 30, 2016, as amended November 26, 2019,  also requires Chugach to establish and collect rates reasonably expected to yield margins for interest equal to at least 1.10 times interest expense.

The 2016 Credit Agreement governing the unsecured facility providing liquidity for Chugach’s commercial paper program requires Chugach to maintain minimum margins for interest of at least 1.10 times interest charges for each fiscal year. Margins for interest generally consist of

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Chugach’s assignable margins plus total interest expense, excluding amounts capitalized. Additionally, Chugach must maintain a minimum Consolidated Margins and Equities balance of $150 million, excluding any unrealized gain or loss on any Hedging Agreement, for each fiscal quarter and fiscal year-end.

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

Maturities of Long‑term Obligations

Long-term obligations at December 31, 2019, mature as follows:

Year ending December 31	2011 Series A Bonds	2012 Series A Bonds	2016 CoBank Note	2017 Series A Bonds	2019 Series A Bonds	Total
2020	$10,666,667	$10,750,000	$3,420,000	$2,000,000	$0	$26,836,667
2021	10,666,667	3,750,000	3,648,000	2,000,000	3,900,000	23,964,667
2022	10,666,667	3,750,000	3,876,000	2,000,000	3,900,000	24,192,667
2023	10,666,667	6,250,000	4,104,000	2,000,000	3,900,000	26,920,667
2024	10,666,667	6,250,000	4,104,000	2,000,000	3,900,000	26,920,667
Thereafter	136,333,329	142,000,000	14,820,000	26,000,000	59,400,000	378,553,329
	$189,666,664	$172,750,000	$33,972,000	$36,000,000	$75,000,000	$507,388,664

Lines of credit

Chugach maintains a $50.0 million line of credit with NRUCFC. Chugach did not utilize this line of credit in 2019 or 2018, and therefore had no outstanding balance at December 31, 2019 and 2018.  The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC. The borrowing rate was 3.25% and 3.75% at December 31, 2019 and 2018,  respectively.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Commercial Paper

On June 13, 2016, Chugach entered into a $150.0 million senior unsecured credit facility (“Credit Agreement”), which is used to back Chugach’s commercial paper program. The pricing included an all-in drawn spread of one month LIBOR plus 90.0 basis points, along with a 10.0 basis points facility fee (based on an A/A2/A unsecured debt rating). The Credit Agreement was due to expire on June 13, 2021. The participating banks included NRUCFC, KeyBank National Association, Bank of America, N.A., and CoBank, ACB.

On July 30, 2019, Chugach entered into the First Amendment to the Credit Agreement (“Amendment”) with NRUCFC, Bank of America, N.A., KeyBank National Association, Wells Fargo Bank N.A., and CoBank, ACB. The Amendment increases the lenders’ aggregate commitments under the senior unsecured credit facility from $150 million to $300 million and extends the maturity date of the facility from June 13, 2021, to July 30, 2024. The Amendment also includes provisions for calculating the interest on loans in ways other than the LIBOR. In addition, the Amendment permits Chugach to enter into a bridge financing to fund its pending acquisition of ML&P, of not in excess of $800 million for a term of up to eighteen (18) months. This indebtedness is in addition to other indebtedness permitted to be incurred under the existing credit facility. Other terms of the credit agreement remain materially the same.

Our commercial paper can be repriced between one day and 397 days. Chugach is expected to continue to issue commercial paper in 2020, as needed.

Chugach had $24.0 million and $61.0 million of commercial paper outstanding at December 31, 2019 and 2018, respectively.

The following table provides information regarding 2019 monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate	Month	Average Balance	Weighted Average Interest Rate
January	$56.8	2.81%	July	$8.5	2.61%
February	$55.2	2.77%	August	$7.8	2.42%
March	$72.8	2.77%	September	$12.1	2.54%
April	$83.4	2.77%	October	$15.5	2.16%
May	$45.2	2.74%	November	$16.1	1.89%
June	$8.0	2.65%	December	$20.5	1.92%

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

In June 2016, Chugach entered into a term loan facility with CoBank, evidenced by the 2016 CoBank Note, which is governed by the Second Amended and Restated Master Loan Agreement dated June 30, 2016, amended November 26, 2019, and secured by the Indenture.

In March 2017, Chugach issued $40.0 million of First Mortgage Bonds, 2017 Series A for general corporate purposes. Interest is paid semi-annually on March 15 and September 15, commencing on September 15, 2017. The 2017 Series A Bonds pay principal in equal installments on an annual basis beginning March 15, 2018.

On May 15, 2019, Chugach issued $75.0 million of First Mortgage Bonds, 2019 Series A, for the purpose of repaying outstanding commercial paper used to finance Chugach’s capital improvement program and for general corporate purposes. Interest is paid semi-annually on May 15 and November 15, commencing on November 15, 2019. The 2019 Series A Bonds pay principal in equal installments on an annual basis beginning on May 15, 2021. The bonds and all other long-term debt obligations are secured by a lien on substantially all of Chugach’s assets, pursuant to the Indenture, which became effective on January 20, 2011, as previously amended and supplemented.

The following table provides additional information regarding the 2011 Series A, 2012 Series A, 2017 Series A, and 2019 Series A bonds and the 2016 CoBank Note at December 31, 2019 (dollars in thousands):

	Maturing	Average Life (Years)	Interest Rate	Issue Amount	Carrying Value
2011 Series A, Tranche A	2031	5.7	4.20%	$90,000	$54,000
2011 Series A, Tranche B	2041	10.7	4.75%	185,000	135,667
2012 Series A, Tranche A	2032	6.2	4.01%	75,000	48,750
2012 Series A, Tranche B	2042	15.7	4.41%	125,000	74,000
2012 Series A, Tranche C	2042	12.7	4.78%	50,000	50,000
2017 Series A, Tranche A	2037	8.7	3.43%	40,000	36,000
2019 Series A, Tranche A	2049	11.4	3.86%	75,000	75,000
2016 CoBank Note	2031	4.6	2.58%	45,600	33,972
Total				$685,600	$507,389

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(12)  Employee Benefit Plans

Pension Plans

Pension benefits for substantially all of Chugach’s union employees are provided through the Alaska Electrical Pension Trust Fund and the UNITE HERE National Retirement Fund, multiemployer plans. Chugach pays an hourly amount per eligible union employee pursuant to the collective bargaining unit agreements. In these master, multiemployer plans, the accumulated benefits and plan assets are not determined or allocated separately to the individual employer.

Pension benefits for non-union employees are provided by the National Rural Electric Cooperative Association (“NRECA”) Retirement and Security Plan (“RS Plan”). The RS Plan is a defined benefit pension plan qualified under Section 401 and tax-exempt under Section 501(a) of the Internal Revenue Code. Under ASC 960, “Topic 960 – Plan Accounting – Defined Benefit Pension Plans,” the RS Plan is a multiemployer plan, in which the accumulated benefits and plan assets are not determined or allocated separately to individual employers. Chugach makes annual contributions to the RS Plan equal to the amounts accrued for pension expense.

Chugach made contributions to all significant pension plans for the years ended December 31, 2019, 2018 and 2017 of $6.7 million, $6.3 million and $5.9 million, respectively. The rate and number of employees in all significant pension plans did not materially change for the years ended December 31, 2019, 2018 or 2017.

In December 2012, a committee of the NRECA Board of Directors approved an option to allow participating cooperatives in the Retirement Security (“RS”) Plan (a defined benefit multiemployer pension plan) to make a prepayment and reduce future required contributions. The prepayment amount is a cooperative’s share, as of January 1, 2013, of future contributions required to fund the RS Plan’s unfunded value of benefits earned to date using Plan actuarial valuation assumptions. The prepayment amount will typically equal approximately 2.5 times a cooperative’s annual RS Plan required contribution as of January 1, 2013. After making the prepayment, for most cooperatives the billing rate is reduced by approximately 25%, retroactive to January 1 of the year in which the amount is paid to the RS Plan. The 25% differential in billing rates is expected to continue for approximately 15 years from January 1, 2013. However unexpected changes in interest rates, asset returns and other plan experience, plan assumption changes, and other factors may have an impact on the differential in billing rates and the 15-year period.

On December 29, 2016, Chugach made a prepayment of $7.9 million to the NRECA RS Plan. See Note 2n – “Deferred Charges and Liabilities.”

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

The following table provides information regarding pension plans which Chugach considers individually significant:

	Alaska Electrical Pension Plan[3]			NRECA Retirement Security Plan[3]
Employer Identification Number	92-6005171			53-0116145
Plan Number	001			333
Year-end Date	December 31			December 31
Expiration Date of CBA's	June 30, 2021			N/A2
Subject to Funding Improvement Plan	No			No4
Surcharge Paid	N/A			N/A4
	2019	2018	2017	2019	2018	2017
Zone Status	Green	Green	Green	N/A1	N/A1	N/A1
Required minimum contributions	None	None	None	N/A	N/A	N/A
Contributions (in millions)	$3.5	$3.5	$3.3	$3.2	$2.8	$2.6
Contributions > 5% of total plan contributions	Yes	Yes	Yes	No	No	No

1A “zone status” determination is not required, and therefore not determined under the Pension Protection Act (PPA) of 2006.

2The CEO and COO are the only participants in the NRECA RS Plan who are subject to employment agreements.  The CEO’s employment agreement is effective through April 30, 2024.  The COO’s employment agreement is effective through January 1, 2025.

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

Health and Welfare Plans

Health and welfare benefits for union employees are provided through the Alaska Electrical Health and Welfare Trust and the Alaska Hotel, Restaurant and Camp Employees Health and Welfare and Pension Trust Fund. Chugach participates in multiemployer plans that provide substantially all union workers with health care and other welfare benefits during their employment with Chugach. Chugach pays a defined amount per union employee pursuant to collective bargaining unit agreements. Amounts charged to benefit costs and contributed to the health and welfare plans for these benefits for the years ending December 31, 2019, 2018, and 2017 were $5.2 million, $5.1 million, and $4.8 million, respectively.

Chugach participates in a multi-employer plan through the Group Benefits Program of NRECA for non-union employees. Amounts charged to benefit cost and contributed to this plan for those benefits for the years ended December 31, 2019, 2018, and 2017 totaled $2.8 million, $2.7 million, and $2.8 million, respectively.

Money Purchase Pension Plan

Chugach participates in a multiemployer defined contribution money purchase pension plan covering some employees who are covered by a collective bargaining agreement. Contributions to this plan are made based on a percentage of each employee’s compensation. Contributions to the money purchase pension plan for the years ending December 31, 2019, 2018 and 2017 were $148.1 thousand, $137.3 thousand and $141.8 thousand, respectively.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

401(k) Plan

Chugach has a defined contribution 401(k) retirement plan which covers substantially all employees who, effective January 1, 2008, can participate immediately. Employees who elect to participate may contribute up to the Internal Revenue Service’s maximum of $19,000 in 2019, $18,500 in 2018, $18,000 in 2017, and allowed catch-up contributions for those over 50 years of age of $6,000 in 2019, 2018, and 2017. Chugach does not make contributions to the plan.

Deferred Compensation

Effective January 1, 2011, Chugach participates in Vanguard’s unfunded Deferred Compensation Program (the Program) to allow highly compensated employees who elect to participate in the Program to defer a portion of their current compensation and avoid paying tax on the deferrals until received. The program is a non-qualified plan under Internal Revenue Code 457(b).

Deferred compensation accounts are established for the individual employees, however, they are considered to be owned by Chugach until a distribution is made. The amounts credited to the deferred compensation account, including gains or losses, are retained by Chugach until the entire amount credited to the account has been distributed to the participant or to the participant’s beneficiary. The balance of the Program at December 31, 2019, and 2018 was $1,775,759 and $1,359,878, respectively.

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

(13)  Bradley Lake Hydroelectric Project

Chugach is a participant in the Bradley Lake Hydroelectric Project (“Bradley Lake”). Bradley Lake was built and financed by the Alaska Energy Authority (“AEA”) through State of Alaska grants and $166.0 million of revenue bonds. Chugach and other participating utilities have entered into take‑or‑pay power sales agreements under which shares of the project capacity have been purchased and the participants have agreed to pay a like percentage of annual costs of the project (including ownership, operation and maintenance costs, debt service costs and amounts required to maintain established reserves). Under these take‑or‑pay power sales agreements, the participants have agreed to pay all project costs from the date of commercial operation even if no energy is produced. Chugach has a 30.4% share, or 27.4 megawatts (MW) as currently operated, of the project’s capacity. The share of Bradley Lake indebtedness for which we are responsible is approximately $10.2 million. Upon the default of a Bradley Lake participant, and subject to certain other conditions, AEA is entitled to increase each participant’s share of costs pro rata, to the extent necessary to compensate for the failure of another participant to pay its share, provided that no participant’s percentage share is increased by more than 25%. Upon default, Chugach could be faced with annual expenditures of approximately $6.8 million as a result of Chugach’s

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Bradley Lake take-or-pay obligations. Management believes that such expenditures, if any, would be recoverable through the fuel and purchased power adjustment process.

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

The following represents information with respect to Bradley Lake at June 30, 2019 (the most recent date for which information is available). Chugach's share of expenses was $5,195,917 in 2019,  $7,367,455 in 2018, and $6,452,898 in 2017, and is included in purchased power in the accompanying financial statements.

(In thousands)	Total	Proportionate Share
Plant in service	$170,661	$51,881
Long-term debt	63,684	23,063
Interest expense	1,746	531

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

Plant in service at December 31, 2019 included $5,102,906, net of accumulated depreciation of $2,902,772, which represents Chugach’s share of the Eklutna Hydroelectric Project. At December 31, 2018, plant in service included $5,239,109, net of accumulated depreciation of $2,757,865. The facility is operated by ML&P with support from Chugach and maintained jointly by all project owners in various capacities. Each participant contributes their proportionate share for operation, maintenance and capital improvement costs to the plant, as well as to the transmission line between Anchorage and the plant. Chugach’s share of expenses was $620,273,  $416,237, and $403,511 in 2019, 2018, and 2017, respectively, and is included in purchased power, power production and depreciation expense in the accompanying financial statements. ML&P performs major maintenance at the plant. Chugach performs the daily operation and maintenance of the power plant, providing personnel who perform daily plant inspections, meter reading, monthly report preparation, and other activities as required.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(15)  Beluga River Unit

In April 2016, Chugach and ML&P acquired ConocoPhillips, Inc.’s (“CPAI”) working interest in the BRU. Chugach acquired 30% and ML&P acquired 70%.  Chugach invested in the BRU to reduce the cost of electric service to its retail and wholesale members by securing an additional long-term supply of natural gas to meet on-going generation requirements. The acquisition complements existing gas supplies and provides greater fuel diversity.

The ownership shares include the attendant rights and privileges of all gas and oil resources, including 15,500 lease acres (8,200 in Unit / Participating Area and 7,300 held by Unit), Sterling and Beluga producing zones, and CPAI’s 67% working interest in deep oil resources. Additionally, CPAI had contractual gas sales obligations to ENSTAR through 2017. This contract was assumed by ML&P and Chugach on the basis of ownership share and was not renewed, therefore there was no revenue recognized from gas sales to ENSTAR during 2019 or 2018, and $6.6 million for the year ended December 31, 2017.

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

Chugach obtained RCA approval to record BRU acquisition costs as deferred charges on our balance sheet and to amortize these costs based on units of BRU production and recognize as depreciation and amortization on Chugach’s statement of operations. Chugach was also permitted to recover the deferred costs in the gas transfer price.

Each of the BRU participants has a right to take their interest of the gas produced. Parties that take less than their interest of the field’s output may either accept a cash settlement for their underlift or take their underlifted gas in future years. Chugach was in an overlift position of 174 Mcf and 198 Mcf at December 31, 2019 and 2018, respectively. Chugach has opted to take any cumulative underlift in gas in the future and will record the gas as fuel expense on the statement of operations when received.

Chugach records depreciation, depletion and amortization on BRU assets based on units of production. During 2019, Chugach lifted 0.9 Bcf resulting in a cumulative lift since purchase of 6.3 Bcf of the approximate 25.1 Bcf in Chugach’s proven developed reserves. Chugach, and other owners, ML&P and Hilcorp, are operating under an existing Joint Operating Agreement. Hilcorp is the operator for BRU. In addition to the operator fees to Hilcorp, other BRU expenses include royalty expense and interest on long-term debt. All expenses other than depreciation, depletion and amortization and interest on long-term debt are included as fuel expense on Chugach’s statement of operations. Chugach has applied and qualified for a small producer tax credit, provided by the State of Alaska, resulting in an estimate of no liability for production taxes for a period of ten years, through 2026. The revenue in excess of expenses less the allowed TIER from BRU operations is adjusted through Chugach’s fuel and purchased power adjustment process.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

On December 28, 2018, Chugach entered into an Asset Purchase and Sale Agreement (“APA”) with the MOA to acquire substantially all of the assets, and certain specified liabilities of ML&P, subject to approval by the RCA. On December 28, 2018, Chugach also entered into an Eklutna Power Purchase Agreement (“Eklutna PPA”), a Payment in Lieu of Taxes Agreement (“PILT Agreement”) and a BRU Fuel Agreement (collectively the “Ancillary Agreements”) with the MOA.

During the first week of April 2019, pursuant to the APA, Chugach and the MOA jointly submitted applications to amend their respective CPCNs to permit Chugach to provide electric service in ML&P’s legacy service territory. The RCA accepted the filing as complete on April 18, 2019, and a procedural conference was held on April 22, 2019. On May 8, 2019, the RCA issued an order indicating that a final order in the case was expected by November 19, 2019. In addition, the RCA granted the petitions to intervene filed by MEA; Providence Health and Services (“Providence”); GVEA; the Federal Executive Agencies (“FEA”); and HEA / Alaska Electric and Energy Cooperative, Inc. Hearings on the acquisition were held in August and September 2019. On October 1, 2019, all parties agreed to an extension for the RCA final order in the case to February 17, 2020. The statutory timeline for issuance of a final order and to rule on the Stipulations was extended until February 28, 2020. On February 27, 2020, the RCA issued an order extending the statutory timeline and extended the time to consider Stipulations to May 28, 2020.

In June 2019, Chugach and GVEA entered into a Memorandum of Understanding (“MOU”) in which Chugach agreed to provide GVEA non-firm energy, wheeling and ancillary services for a 3-year period under terms and conditions consistent with its operating tariff, and will make available 5 MW of Bradley Lake capacity to GVEA for a 5-year period. Excluding fuel, the MOU is expected to provide over $10 million of additional revenue to Chugach’s system over the term of the agreement. GVEA has withdrawn its petition to intervene regarding the ML&P acquisition.

Additionally, Chugach and the MOA will cooperate to obtain an order from the RCA approving the Ancillary Agreements and allowing Chugach to recover the costs associated with the transaction.  Following RCA approval, a closing date will be scheduled for the transaction within 120 days. Pursuant to the original APA, upon closing, Chugach will transfer the purchase price of $767.8 million less the estimated accrued leave liability and the estimated net book value of designated excluded assets. The APA also includes terms for post-closing purchase price adjustments. In September 2019, Chugach entered into APA Amendment No. 1, which provides that the purchase price shall reflect the net book value of ML&P assets at closing and amends related definitions. In October 2019, Chugach entered into APA Amendment No. 2 extending the termination date of the APA from March 31, 2020, to September 30, 2020, and recognizing the Eklutna Transmission

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Assets as acquired assets in recognition of the fulfillment of a condition in the original APA. Also in October 2019, the Chugach Board and the MOA Assembly approved APA Amendment No. 3 reducing the upfront payment to the MOA by $10.0 million, eliminating upward price adjustments if ML&P’s net book value of the purchased assets is greater than $715.4 million at closing, and recognizing a $36.0 million rate reduction account to be funded by the MOA for the benefit of the ML&P legacy customers.

The Eklutna PPA, which will be effective upon closing, provides for the purchase of all or a portion of ML&P’s share of generation from the Eklutna Hydroelectric Project by Chugach from the MOA for a period of 35 years at specified fixed prices each year. In September 2019, Chugach entered into PPA Amendment No. 1, which defines the Eklutna PPA as a wholesale power agreement. In October 2019, Chugach entered into PPA Amendment No. 2 to recognize changes to the dispute resolution procedures and the Chugach Board and the MOA Assembly approved PPA Amendment No. 3 to recognize Chugach’s right to set-off payments to the extent the MOA does not fulfill its obligations required in the stipulation filed with the RCA, see “Note 5 – Regulatory Matters – ML&P Acquisition”.

The PILT Agreement, which will be effective upon closing, provides for Chugach to make annual payments in lieu of taxes to the MOA for a period of 50 years based on current millage rates and the adjusted book value of property for ML&Ps service territory in existence at the closing as adjusted each year. The PILT Agreement also provides that until December 31, 2033, Chugach shall only collect amounts associated with those annual PILT payments from retail customers in the legacy ML&P territory. Thereafter, the annual PILT payments shall be collected from all Chugach retail customers. In September 2019, Chugach entered into PILT Amendment No. 1 to revise the calculation of PILT to make it consistent with the APA Amendment No. 1. In October 2019, Chugach entered into PILT Amendment No. 2 to remove Chugach’s obligation in certain regulatory or bankruptcy proceedings to support and stipulate to the fact that the payments in lieu of taxes are a tax obligation and should be given appropriate priority status based on that fact.

The BRU Fuel Agreement, which will be effective upon closing, provides that through December 31, 2033, Chugach will use gas attributable to production in the portion of the BRU acquired from MOA to serve retail customers of Chugach within the legacy ML&P territory at a specified gas transfer price and will use any excess gas to serve other customers of Chugach at the same specified gas transfer price. In October 2019, the Chugach Board and the MOA Assembly approved an Amended and Restated BRU Fuel Agreement extending the period over which the costs and benefits of Chugach’s and ML&P’s legacy shares of BRU will be allocated to customers in each legacy service area. This amended agreement also requires Chugach to utilize a market proxy value for any legacy share BRU gas used for economy energy sales or for any legacy share BRU gas used to serve Chugach legacy customers for transactions between the legacy service areas of Chugach and MLP.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(17)  Revenue From Contracts With Customers

a. Nature of goods and services

The following is a description of the contracts and customer classes from which Chugach generates revenue.

i. Energy Sales

Energy sales revenues are Chugach’s primary source of revenue, representing approximately 97.0%,  95.5% and 92.7% of total operating revenue during the years ended December 31, 2019, 2018 and 2017, respectively. Energy sales revenues are recognized upon delivery of electricity, based on billing rates authorized by the RCA, which are applied to customers’ usage of electricity. Chugach’s rates are established, in part, on test period sales levels that reflect actual operating results. Chugach's tariffs include provisions for the recovery of gas costs according to gas supply contracts and costs associated with the BRU operations, as well as purchased power costs.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Chugach calculates unbilled revenue, for residential and commercial customers, at the end of each month to ensure the recognition of a full month of revenue. Chugach accrued $11,249,118 and $10,296,532 of unbilled retail revenue at December 31, 2019 and 2018, respectively, which is included in accounts receivable on the balance sheet. Revenue derived from wholesale and economy customers is recorded from metered locations on a calendar month basis, so no estimation is required.

The collectability of our energy sales is very high with typically 0.10% written off as bad debt expense, adjusted annually.

There were no costs associated with obtaining any of these contracts, therefore no asset was recognized or recorded associated with obtaining any contract.

ii. Wheeling

Wheeling represented 1.8%,  3.3%, and 3.4% of our revenue during the years ended December 31, 2019, 2018, and 2017, respectively. Wheeling was recorded through the wheeling of energy across Chugach’s transmission lines at rates set by utility tariff and approved by the RCA. The rates are applied to MWh of energy wheeled. The collectability of wheeling is very high, with no adjustment required.

iii. Gas Sales

There were no gas sales during the years ended December 31, 2019 and 2018. Gas sales represented 3.0% of our revenue during the year ended December 31, 2017. Gas sales were recorded through the transfer of natural gas and billed monthly, using Mcf as the unit of measure, and the RCA approved gas transfer price, revised annually. The collectability of gas sales was very high, with no adjustment required.

iv. Other Miscellaneous Services

Other miscellaneous services consist of various agreements including dispatch service and gas transfer agreements, pole rentals and microwave bandwidth. Revenue from these agreements is billed monthly and represented 1.2%,  1.2%, and 0.9% of our total operating revenue during the years ended December 31, 2019, 2018, and 2017, respectively. The revenue recognized from these agreements is recorded as the service is provided over a period of time. The collectability of these agreements is very high, with no adjustment required.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

b. Disaggregation of Revenue

The table below details the revenue recognized by customer class and disaggregates base revenue from fuel and purchased power revenue recognized in the Consolidated Statement of Operations for the year ended December 31, 2019 and 2018 (in millions).

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2019	2018	% Variance	2019	2018	% Variance	2019	2018	% Variance
Retail	$126.4	$121.2	4.3%	$73.8	$66.7	10.6%	$200.2	$187.9	6.5%
Wholesale	$2.2	$2.0	10.0%	$3.7	$3.2	15.6%	$5.9	$5.2	13.5%
Economy	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%
Total Energy Sales	$128.6	$123.2	4.4%	$77.5	$69.9	10.9%	$206.1	$193.1	6.7%
Wheeling	$0.0	$0.0	0.0%	$3.8	$6.7	(43.3%)	$3.8	$6.7	(43.3%)
Other	$2.6	$2.4	8.3%	$0.0	$0.1	(100.0%)	$2.6	$2.5	4.0%
Total Miscellaneous	$2.6	$2.4	8.3%	$3.8	$6.8	(44.1%)	$6.4	$9.2	(30.4%)
Total Revenue	$131.2	$125.6	4.5%	$81.3	$76.7	6.0%	$212.5	$202.3	5.0%

The table below details the revenue recognized by customer class and disaggregates base revenue from fuel and purchased power revenue recognized in the Consolidated Statement of Operations for the year ended December 31, 2018, and 2017 (in millions).

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2018	2017	% Variance	2018	2017	% Variance	2018	2017	% Variance
Retail	$121.2	$122.5	(1.1%)	$66.7	$75.6	(11.8%)	$187.9	$198.1	(5.1%)
Wholesale	$2.0	$2.1	(4.8%)	$3.2	$3.8	(15.8%)	$5.2	$5.9	(11.9%)
Economy	$0.0	$0.7	(100.0%)	$0.0	$3.6	(100.0%)	$0.0	$4.3	(100.0%)
Total Energy Sales	$123.2	$125.3	(1.7%)	$69.9	$83.0	(15.8%)	$193.1	$208.3	(7.3%)
Wheeling	$0.0	$0.0	0.0%	$6.7	$7.7	(13.0%)	$6.7	$7.7	(13.0%)
Gas Sales	$0.0	$0.0	0.0%	$0.0	$6.6	(100.0%)	$0.0	$6.6	(100.0%)
Other	$2.4	$2.0	20.0%	$0.1	$0.1	0.0%	$2.5	$2.1	19.0%
Total Miscellaneous	$2.4	$2.0	20.0%	$6.8	$14.4	(52.8%)	$9.2	$16.4	(43.9%)
Total Revenue	$125.6	$127.3	(1.3%)	$76.7	$97.4	(21.3%)	$202.3	$224.7	(10.0%)

c. Contract Balances

The table below provides information about contract receivables, contract assets and contract liabilities.

	December 31, 2019	December 31, 2018
Contract receivables, included in accounts receivable	$26,383,976	$27,179,031
Contract asset	1,445,753	0
Contract liabilities	1,839,514	5,196,426

Contract receivables represent amounts receivable from retail, wholesale, economy, and wheeling.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

Significant changes in the contract asset balances are as follows:

	December 31, 2019	December 31, 2018
Contract asset at beginning of period	$0	$4,921,794
Cash received, excluding amounts recognized as revenue during the period	1,445,753	0
Revenue recognized and transferred from contract asset at the beginning of the period	0	(4,921,794)
Contract asset at end of period	$1,445,753	$0

Significant changes in the contract liabilities balances are as follows:

	December 31, 2019	December 31, 2018
Contract liabilities at beginning of period	$5,196,426	$1,581,481
Cash received, excluding amounts recognized as revenue during the period	1,839,514	5,196,426
Revenue recognized and transferred from contract liabilities at the beginning of the period	(5,196,426)	(1,581,481)
Contract liabilities at end of period	$1,839,514	$5,196,426

d. Transaction Price Allocated to Remaining Performance Obligations

The table below includes estimated revenue to be recognized in 2020 related to performance obligations that are unsatisfied (or partially unsatisfied) at December 31, 2019.

2019
Credit balances	$1,839,514

Credit balances are primarily associated with Chugach’s LevelPay program. The program calculates the monthly amount to be collected from customers annually. It is anticipated the balance will be recognized in revenue within the following year as customers consume electricity.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Chugach’s fuel cost over- and under- recovery are adjusted quarterly, therefore, amounts over or under collected will be collected or refunded in the following quarter.

(18)  Leases

Effective January 1, 2019, Chugach began application of ASC Topic 842, Leases. Adoption of the new standard requires recognition of leases on the balance sheet. Chugach has no financing leases and several operating leases, most of which are various land easements. Chugach identified four operating leases as right-of-use assets for a building, office equipment, heavy equipment and substation land lease, with remaining lease terms of one to 25 years and a weighted average lease term of 6.65 years. Chugach’s operating lease assets are presented as operating lease right-of-use assets on our Consolidated Balance Sheet. The current portion of operating lease liabilities is included in current installments of long-term obligations and the long-term portion is presented as operating lease liabilities on our Consolidated Balance Sheet. A discount rate of 4.24% was used in calculating the right-to-use assets and lease liabilities associated with the building, office equipment and substation land lease, while a discount rate of 4.05% was used in calculating the right-of-use asset and lease liability for the heavy equipment. Chugach’s discount rate was calculated using our incremental borrowing rate based on the average borrowing rate of our long-term debt.

Adoption had an immaterial impact on our Consolidated Statements of Operations. The recognition of the right-of-use assets and operating lease liability represents a non-cash investing and financing activity. Total operating lease expense for the twelve months ended December 31, 2019, was $885,926, primarily associated with land easements and helicopter services.

Supplemental cash flow information associated with leases:

Twelve months ended December 31, 2019
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating leases	$244,380
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$958,111

Supplemental balance sheet information associated with leases at December 31 were:

2019
Operating lease right-of-use assets	$958,111
Operating lease liabilities	738,713
Current installments of lease liabilities	219,398
Total operating lease liabilities	$958,111

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Maturities associated with lease liabilities:

2019
2020	$261,840
2021	225,000
2022	225,000
2023	225,000
2024	9,000
Thereafter	162,000
Total lease payments	1,107,840
Less imputed interest	149,729
Present value of lease liabilities	$958,111

Chugach entered into a Power Purchase Agreement with Fire Island Wind, LLC (“FIW”), on June 21, 2011. The FIW contract contains a lease because the agreement identifies an asset (the wind farm is explicitly specified in the agreement and FIW does not have substantive substitution rights) and Chugach controls the use of the asset (we take 100% of the output and, to the extent there is wind, can control how and when the wind farm produces power directly through its supervisory control and data (“SCADA”) system). However, due to the exclusively variable nature of the payments related to the FIW, no new assets or liabilities have been added to our balance sheet, no changes were made to our statement of cash flows, and the variable payments are still classified as purchased power expense on our statement of operations. The amount of variable payments included in purchased power for the year ended December 31, 2019, was $4,653,551.

(19)  Commitments and Contingencies

Contingencies

Chugach is a participant in various legal actions, rate disputes, personnel matters and claims both for and against Chugach’s interests. Management believes the outcome of any such matters will not materially impact Chugach’s financial condition, results of operations or liquidity. Chugach establishes reserves when a particular contingency is probable and calculable. Chugach has not accrued for any contingency at December 31, 2019, as it does not consider any contingency to be probable nor calculable. Chugach faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Fuel Supply Contracts

Chugach entered into a gas contract with Hilcorp effective January 1, 2015, to provide gas through March 31, 2018.  The first amendment to this agreement extended the term through March 31, 2019.  The second amendment to this agreement revised payment procedures and updated notice provisions. The third amendment extended the term of this agreement, thus filling up to 100% of Chugach’s needs through March 31, 2023.  On December 31, 2019, Chugach entered into a fourth amendment to this agreement thus extending the term through March 31, 2028.  The total amount of gas under this contract is currently estimated to be 79.4 Bcf. All of the production is expected to come from Cook Inlet, Alaska. The terms of the Hilcorp agreement require Chugach to manage the natural gas transportation over the connecting pipeline systems. Chugach has gas transportation agreements with ENSTAR Natural Gas Company (“ENSTAR”) and Hilcorp.

In 2019,  81% of our electric energy was generated from gas, with 7% generated at the Beluga Power Plant and 82% generated at SPP. In 2018,  75% of our power was generated from gas, with 4% generated at Beluga and 90% generated at SPP.

The following represents the cost of fuel purchased and or transported from various vendors as a percentage of total fuel costs for the years ended December 31:

	2019	2018	2017
Hilcorp	91.2%	90.9%	88.4%
Furie	1.0%	0.6%	5.3%
AIX Energy	0.0%	0.0%	0.1%
ENSTAR	4.4%	4.9%	3.4%
Harvest (Hilcorp) Pipeline	3.4%	3.6%	2.1%
Miscellaneous	0.0%	0.0%	0.7%

Patronage Capital Payable

Pursuant to agreements reached with HEA and MEA, and discussed in Note (9) – “Patronage Capital,” patronage capital allocated or retired to HEA or MEA is classified as patronage capital payable on Chugach’s balance sheet. The Board of Directors approved a capital credit retirement payment on March 27, 2019. MEA received a retirement payment of $4.6 million eliminating their payable at December 31, 2019. We finalized an agreement with HEA in September 2017, which spread their retirement payments between 2017 and 2020 in increments of $2.0 million annually. As a result, $2.0 million of HEA’s patronage capital payable was retired and paid in 2019 and 2018, and the balance of HEA’s patronage capital of $1.9 million was reclassified to a current payable under other current liabilities leaving no long-term patronage capital payable at December 31, 2019. At December 31, 2018, total patronage capital payable to HEA and MEA was $3.9 million and $1.5 million, respectively.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Regulatory Cost Charge

In 1992, the State of Alaska Legislature passed legislation authorizing the Department of Revenue to collect a Regulatory Cost Charge from utilities to fund the governing regulatory commission, which is currently the RCA. The tax is assessed on all retail consumers and is based on kilowatt-hour (kWh) consumption. The tax is collected monthly and remitted to the State of Alaska quarterly. The Regulatory Cost Charge has changed since its inception (November of 1992) from an initial rate of $0.000626 per kWh to the current rate of $0.000593, effective October 1, 2019. The tax is reported on a net basis and the tax is not included in revenue or expense.

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

Underground Compliance Charge

In 2005, the Anchorage Municipal Assembly adopted an ordinance to require utilities to convert overhead distribution lines to underground. To comply with the ordinance, Chugach must expend two percent of a three-year average of gross retail revenue within the Municipality of Anchorage annually in moving existing distribution overhead lines underground. Consistent with Alaska Statutes regarding undergrounding programs, Chugach is permitted to amend its rates by adding a two percent charge to its retail members’ bills to recover the actual costs of the program. The rate amendments are not subject to RCA review or approval. Chugach’s liability was $10,001,492 and $7,270,099 for this charge at December 31, 2019 and 2018, respectively, and is included in other current liabilities. These funds are used to offset the costs of the undergrounding program.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

The three utility owners of the Eklutna Hydro Project (Chugach, ML&P, and MEA) are obligated by a 1991 Fish & Wildlife Agreement to develop and implement measures to protect, mitigate, and enhance the fish and wildlife impacted by the project (PME program). The program is to be approved by the Governor of Alaska with completion of the program no later than October of 2032, 35 years after its purchase. The owners initiated a required consultation process with key government agencies and interested parties in March 2019. The agreement requires equal consideration of; 1) efficient and economical power production, 2) energy conservation, 3) protection, mitigation of damage to, and enhancement of fish and wildlife, 4) protection of recreation opportunities, 5) municipal water supplies, 6) preservation of other aspects of environmental quality, 7) other beneficial public uses, and 8) requirements of state law. The hydro project and municipal water system currently utilize 100% of the water inflows.

The Clean Air Act and Environmental Protection Agency (“EPA”) regulations under the Clean Air Act establish ambient air quality standards and limit the emission of many air pollutants. New Clean Air Act regulations impacting electric utilities may result from future events or new regulatory programs. An Executive Order promoting energy independence and economic growth was issued on March 28, 2017, by the President instructing the EPA to review the Clean Power Plan (“CPP”). On August 21, 2018, the EPA proposed the Affordable Clean Energy (“ACE”) rule which would establish emission guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. The final ACE rule was issued by the EPA on June 19, 2019. The final rule is certain to face legal challenge. The ACE rule, in its current form, is not expected to have a material effect on Chugach’s financial condition, results of operations, or cash flows. While Chugach cannot predict the implementation of any additional new law or regulation, or the limitations thereof, it is possible that new laws or regulations could increase capital and operating costs. Chugach has obtained or applied for all Clean Air Act permits currently required for the operation of generating facilities.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(20)  Quarterly Results of Operations (unaudited)

2019 Quarter Ended

	Dec. 31	Sept. 30	June 30	March 31
Operating Revenue	$57,528,229	$51,621,006	$47,540,088	$55,827,238
Operating Expense	47,412,807	46,583,888	43,950,075	48,300,845
Net Interest	5,384,622	5,653,363	5,506,323	5,455,656
Net Operating Margins	4,730,800	(616,245)	(1,916,310)	2,070,737
Nonoperating Margins	188,357	148,209	199,239	314,840
Assignable Margins	$4,919,157	$(468,036)	$(1,717,071)	$2,385,577

2018 Quarter Ended

	Dec. 31	Sept. 30	June 30	March 31
Operating Revenue	$54,092,291	$46,114,590	$45,988,583	$56,057,278
Operating Expense	44,361,690	42,244,792	41,492,627	47,472,116
Net Interest	5,477,364	5,388,981	5,433,913	5,557,372
Net Operating Margins	4,253,237	(1,519,183)	(937,957)	3,027,790
Nonoperating Margins	105,621	222,773	110,423	100,170
Assignable Margins	$4,358,858	$(1,296,410)	$(827,534)	$3,127,960

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal controls over financial reporting as of December 31, 2019, using the criteria set forth in “Internal Control Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on this assessment, management believes that, as of December 31, 2019, Chugach maintained effective internal controls over financial reporting.

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

Bettina Chastain, 55, Chair, is a private consultant at Arktis, LLC. She has spent her career as an executive, business owner and engineer, providing technical and management consulting services to the oil and gas and energy sectors in Alaska, nationally and internationally. She has been a very active member of the community serving on several non-profit boards for many years. She was elected to the Board in 2015 and re-elected in 2019. She currently serves as a member of the Operations Committee, Governance Committee, and Audit and Finance Committee. She is a National Rural Electric Cooperative Association Credentialed Cooperative Director and has earned her Board Leadership Certificate. Her term expires in May 2023.

Susan Reeves, 71, Vice Chair, is a founding member of Reeves Amodio LLC, where she practices law. She has been active on Alaska non-profit boards and commissions for many years. She was elected to the Board in 2010 and re-elected in 2013 and 2016. She currently serves as the Chair of the Governance Committee, the Vice Chair of the Operations Committee, and as a member of the Audit and Finance Committee. She is a National Rural Electric Cooperative Association Credentialed Cooperative Director. Her term expires in June 2020.

Rachel Morse, 48, Treasurer, is a consultant for The Foraker Group. She has also been a partner with Blue Skies Solutions, LLC since the business’s inception in 2003. Ms. Morse took on the role of Interim Executive Director of the Anchorage Downtown Partnership in July 2018. Ms. Morse was Assistant Vice Chancellor for Alumni Relations at the University of Alaska Anchorage (UAA). She has also served as Development Director for the Rural Alaska Community Action Program, Inc., and Executive Director at the Bird Treatment and Learning Center. She has been a Chugach member for more than 17 years and served on the Nominating Committee from 2015-2017. She was appointed to the Board in December 2017 and re-elected in May 2018. She currently serves as the Chair of the Audit and Finance Committee and Vice Chair of the Governance Committee. Her term expires in May 2022.

Stuart Parks, 56, Secretary, is a Vice President with NANA WorleyParsons. He has been with NANA WorleyParsons and its related companies since 1990. During the last ten years, he has been responsible for leadership and management, business development, strategy development, contract management, market analysis, customer relations and program/project management. Prior to his appointment to the Board Mr. Parks served on Chugach’s Renewable Energy Committee. He was appointed to the Board in January 2017 and re-elected in May 2017. He currently serves as the Chair of the Operations Committee. He is a National Rural Electric Cooperative Association Credentialed Cooperative Director. His term expires in May 2021.

Jim Henderson, 73, Director,  is a principal with New American Financial Group in the financial services industry. He specializes in asset-based finance products, reorganization and refinancing of distressed companies, and accounting and disposition of capital assets. His primary emphasis is transportation, industrial machinery and aviation operations, assets and industry development. He has over 35 years of experience in consulting and analysis and finance of capital assets. Mr. Henderson has served on various committees for Chugach in the past. He was elected to the Board in 2011 and re-elected in 2014 and 2018. He currently serves as a member of the Audit and Finance Committee and Governance Committee. He is a National Rural Electric Cooperative Association Credentialed Cooperative Director and has earned his Board Leadership Certificate and Director Gold Credential. His term expires in May 2022.

Harry T. Crawford, Jr., 67, Director, is a former Alaska State Legislator, retired iron worker and a small real estate developer. He was elected to the Board in 2011 and re-elected in 2014 and 2017. He currently serves as a member of the Operations and Governance Committees. He is a National Rural Electric Cooperative Association Credentialed Cooperative Director and has earned his Board Leadership Certificate and Director Gold Credential. His term expires in June 2020.

Harold Hollis, 68, Director, is retired. He was previously the Vice President, Construction & Engineering for NANA Development Corporation in Anchorage. Prior to that he was a principal owner and Senior Vice President at Coffman Engineers, Inc., and has also worked as Vice President of WHPacific, Inc. He is a professional engineer and Alaska resident for more than 35 years. He has a background in leadership, management, strategic growth, business development, engineering, construction and operations. He was appointed to the Board on July 25, 2018, and elected in 2019. He currently serves as Vice Chair of the Audit and Finance Committee and a member of the Operations Committee. He is a National Rural Electric Cooperative Credentialed Cooperative Director and is Chugach’s representative on the Alaska Power Association’s Board of Directors. His term expires in May 2023.

Identification of Executive Officers

Lee D. Thibert, 64, was appointed Chief Executive Officer effective July 17, 2016. Prior to that appointment, Mr. Thibert served as Sr. Vice President, Strategic Development and Regulatory Affairs since July 2013, Sr. Vice President, Strategic Planning and Corporate Affairs since June 2008, Sr. Vice President, Power Delivery from March 2006 to February 2008, General Manager, Distribution Division since January 2005, Sr. Vice President, Power Delivery since June 2002, Executive Manager, Transmission & Distribution Network Services since June 1997, Executive Manager, Operating Divisions from June 1994. Before moving up to the Executive Manager position, he served as Director of Operations from May 1987.

Sherri Highers, 51, was appointed Chief Financial Officer and Executive Vice President, Finance and Administration on June 4, 2019. Prior to that appointment she has served as Chief Financial Officer and Sr. Vice President, Finance and Administration since October 2018, Chief Financial Officer and Vice President, Finance and Administration since July 2013, Manager, Budget and Financial Reporting since December 2005, Senior Financial Analyst since October 2002, Financial Analyst since October 1999, and Accountant since April 1998.

Brian J. Hickey, 61, was appointed Chief Operating Officer effective January 1, 2019. Prior to that appointment he served as Sr. Vice President, System Operations since January 2017, and Executive Manager, Grid Development since June 2012. Prior to that appointment he was a Sr. Project Manager for NANA WorleyParsons and Electric Power Systems, where he managed power plant and hydrocarbons projects in Alaska’s Railbelt and on Alaska’s North Slope since March 2008. Prior to that, he served Chugach for twenty years in various senior management roles including System Operations Supervisor, Manager of Substation Operations, Manager of Power Control, Director of Technical Services and lastly Vice President, Power Delivery. Mr. Hickey is a registered Professional Electrical Engineer, registered project management professional, holds a Bachelor of Science in Electrical Engineering, masters certificate in project management and a master’s degree in global finance.

Tyler E. Andrews, 54, was appointed Executive Vice President, Employee Services and Communications on June 4, 2019. Prior to that appointment he served as Sr. Vice President, Employee Services and Communications since October 2018, Vice President, Employee Services and Communications since June 2018, Vice President, Member and Employee Services since September 2013, after being hired as Vice President, Human Resources on March 2008. Mr. Andrews has over 20 years of experience in Human Resources and Labor Relations. Since June 2008, Mr. Andrews has also served as an appointed board member of the State of Alaska’s labor relations agency. Prior to his employment with Chugach, Mr. Andrews served as the Sr. Manager of Labor Relations for Alaska Communications Systems. Prior to that, he served more than 10 years with the State of Alaska in a wide range of Human Resources and Labor Relations functions including Human Resources Manager and Chief Spokesperson on numerous collective bargaining teams.

Arthur W. Miller, 56, was appointed Executive Vice President, Regulatory and External Affairs on June 4, 2019. Prior to that appointment he served as Sr. Vice President, Regulatory and External Affairs since October 2018, Vice President, Regulatory and External Affairs since January 2018, Executive Manager, Regulatory and External Affairs since July 2016, Director, Regulatory Affairs and Pricing since August 2009, Manager, Regulatory Affairs and Pricing since January 1996 and Senior Rate Analyst from June 1993, after being hired as a Rate Analyst in June 1990.

Matthew C. Clarkson, 35, was appointed Executive Vice President, General Counsel on June 4, 2019. Prior to that appointment he served as Vice President, General Counsel since December 2018, and General Counsel since he was hired in March 2018. Prior to his employment with Chugach, Mr. Clarkson was in private practice for more than 6 years focusing primarily on utility regulation, regulatory litigation, civil litigation, and civil and administrative appeals. Prior to practicing as an attorney, Mr. Clarkson attended Washington University in St. Louis School of Law where he graduated in May 2011.

Mark B. Fouts, 61,  was appointed Executive Vice President, Fuel & Corporate Planning on June 4, 2019. Prior to that appointment he served as Vice President, Fuel & Corporate Planning since November 2018, Executive Manager, Fuel & Corporate Planning since July 2016, Director, Corporate Planning & Analysis since July 1997, Manager, Corporate Analysis since November 1995, Senior Engineer, System Economics since October 1993, after being hired as a Planning Engineering, Generation in November 1989.

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

The Board Chair shall appoint the Board Treasurer as Audit and Finance Committee Chairperson. The Audit and Finance Committee shall elect from its members a Vice Chair and appoint a recording secretary as needed. Members of the 2019 Audit and Finance Committee include Chair Rachel Morse, Vice Chair Harold Hollis and Directors Susan Reeves, Jim Henderson, and Bettina Chastain.

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

CEO Lee Thibert must maintain an overall parameter performance score to be eligible for a performance-based payment. Annual performance payments are calculated as a percentage of his base salary, ranging from 0% to 30%, based on individual and company-wide performance objectives determined by the Board. Various objectives include organizational vision and planning, leadership and management, Board relations/communications, electric system operations, organizational effectiveness, member/community relations, financial management and performance, employee relations, and project specific objectives. In 2019, upon the Board’s review of the performance of the CEO with respect to these objectives, Mr. Thibert received an award of $85,500, representing 18% of his base salary.

Effective January 1, 2019 Chugach’s CEO entered into an employment agreement with Brian J. Hickey as COO. Pursuant to the approved term sheet, Mr. Hickey’s agreement will have a term of five years effective from the date of signing, with an automatic one-year extension absent a notice of termination. This employment agreement is consistent with the terms of Chugach’s employment agreement with the CEO, excluding the dispute resolution and executive benefit plan (pension protection) provisions. All other health and welfare benefits are consistent with current Chugach non-represented compensation programs.

The median employee was determined as of December 31, 2019. The total annual compensation, excluding change in pension value, of Chugach’s median employee in 2019 was $151,059. The current CEO’s total compensation, excluding change in pension value, in 2019 was 4.65 times the total compensation of Chugach’s median employee.

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

Cash Compensation

The following table sets forth all remuneration paid by us for the last three fiscal years to our Chief Executive Officer, Chief Financial Officer, and three other most highly compensated executive officers:

Summary Compensation Table

Name	Year	Salary	Cash Award	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation [1]	Total
Lee D. Thibert,	2019	$476,565	$85,500	$86,391	$11,117	$659,573
Chief Executive Officer	2018	$354,185	$89,986	$89,273	$8,697	$542,141
	2017	$321,954	$57,600	$233,706	$7,575	$620,835
Sherri L. Highers,	2019	$238,600	$35,581	$125,721	$1,915	$401,817
Chief Financial Officer	2018	$199,440	$37,648	$119,409	$1,869	$358,366
	2017	$185,221	$29,240	$98,311	$1,813	$314,585
Brian J. Hickey,	2019	$331,123	$49,802	$119,012	$7,653	$507,590
Chief Operating Officer	2018	$233,508	$44,291	$147,102	$5,553	$430,454
	2017	$219,226	$34,401	$70,566	$3,350	$327,543
Arthur W. Miller,	2019	$235,261	$35,581	$287,395	$50,051	$608,288
Executive Vice President,	2018	$195,700	$37,648	$224,353	$17,438	$475,139
Regulatory & External Affairs	2017	$164,352	$26,315	$209,670	$11,640	$411,977
Tyler Andrews,	2019	$236,261	$35,581	$74,486	$10,058	$356,386
Executive Vice President,	2018	$197,150	$37,648	$76,812	$1,935	$313,545
Employee Services & Communication	2017	$183,002	$29,240	$48,273	$28,764	$289,279

1Includes costs for life insurance premiums, tax withholdings on awards, payment for unused vacation days, severance and non-cash awards.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold	Target	Maximum
Lee D. Thibert	4/24/2019	$0	$85,500	$145,350
Chief Executive Officer

Pension Benefits

We have elected to participate in the NRECA RS Plan, a multiemployer defined benefit master pension plan maintained and administered by the NRECA for the benefit of its members and their employees. Under ASC 960, “Topic 960 – Plan Accounting – Defined Benefit Pension Plans,” the plan is a multiemployer plan, in which the accumulated benefits and plan assets are not determined or allocated separately to individual employers. The RS Plan is intended to be a qualified pension plan under Section 401(a) of the Code. All employees not covered by a union agreement become participants in the RS Plan on the first day of the month following completion of one year of eligibility service. An employee is credited with one year of eligibility service if he or she completes 1,000 hours of service either in his or her first 12 consecutive months of employment or in any calendar year for us or certain other employers in rural electrification (related employers). Pension benefits vest at the rate of 10% for each of the first four years of vesting service and become fully vested and non-forfeitable on the earlier of the date a participant has five years of vesting service or the date the participant attains age 55 while employed by us or a related employer. A participant is credited with one year of vesting service for each calendar year in which he or she performs at least one hour of service for us or a related employer. Pension benefits are generally paid upon the participant's retirement or death. A participant may also elect to receive pension benefits while still employed by us if he or she has reached his or her normal retirement date by completing 30 years of benefit service (defined below) or, if earlier, by attaining age 62. A participant may elect to receive actuarially reduced early retirement pension benefits before his or her normal retirement date provided he or she has attained age 55.

Pension benefits paid in normal form are paid monthly for the remaining lifetime of the participant. Unless an actuarially equivalent optional form of benefit payment to the participant is elected, upon the death of a participant the participant's surviving spouse will receive pension benefits for life equal to 50% of the participant's benefit. The annual amount of a participant's pension benefit and the resulting monthly payments the participant receives under the normal form of payment are based on the number of his or her years of participation in the RS Plan (benefit service) and the highest five-year average of the annual rate of his or her base salary during his or her participation in the RS Plan (final average salary). Annual compensation in excess of $265,000, as adjusted by the Internal Revenue Service for cost of living increases, is disregarded after January 1, 1989. The participant's annual pension benefit at his or her normal retirement date is equal to the product of his or her years of benefit service times final average salary times two percent. In 1998, NRECA notified us that there were employees whose pension benefits from NRECA's Retirement and Security Program would be reduced because of limitations on retirement benefits payable under Section 401(a)(17) or 415 of the Code. NRECA made available a Pension Restoration Severance Pay Plan and a Pension Restoration Deferred Compensation Plan for cooperatives to adopt in order to make employees whole for their lost benefits. In May of 1998, we adopted both of these plans to protect the benefits of current and future employees whose pension benefits would be reduced because of these limitations.

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

Benefit service as of December 31, 2019, that is taken into account under the RS Plan for the executive officers is shown below with the assumptions for calculation of the present value of accumulated benefits.

Pension Benefits Table

Name	Plan	Credited Years of Service	Present Value of Accumulated Benefit	NRECA RS Payments During Last Fiscal Year [1]
Lee D. Thibert, Chief Executive Officer	Retirement Security	2.17	$2,164,156	$126,610
Sherri L. Highers, Chief Financial Officer	Retirement Security	20.08	$773,051	$0
Brian J. Hickey, Chief Operating Officer	Retirement Security	25.83	$1,311,241	$0
Arthur W. Miller, Executive VP, Regulatory & External Affairs	Retirement Security	28.50	$1,775,044	$0
Tyler E. Andrews, Executive VP, Employee Svcs & Communications	Retirement Security	10.75	$546,029	$0

1Payments issued as a result of quasi-retirements

It is assumed that participants retire at the earlier of age 62 or 30 years of benefit service and elect a lump sum benefit.

Lump sum amounts are calculated using the PBGC rate (1.50% for 2019 and 0.75% for 2018), 30-year Treasury rate (3.36% for 2019 and 2.80% for 2018) and the PPA three-segment yield rates (3.43%, 4.46%, and 4.88% for 2019 and 2.20%, 3.57%, and 4.24% for 2018) and the required IRS mortality table for lump sum payments (1994 GAR, projected to 2002, blended 50%/50% for unisex mortality in combination with the 30-year Treasury rates and RP 2000 PPA at 2019 and 2018, respectively, combined unisex 50%/50% mortality in combination with the PPA rates). The lump sum is then discounted at 3.14% interest only (no mortality is assumed) from assumed retirement date back to December 31, 2019, and 4.16% interest only (no mortality is assumed) from assumed retirement date back to December 31, 2018, to determine the present value for the appropriate year.

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

Deferred Compensation Table

Name	Executive Contributions in last FY	Registrant Contributions in last FY	Aggregate Change in last FY	Aggregate Withdrawals/ Distributions	Aggregate balance at FYE
Lee D. Thibert, Chief Executive Officer	$19,000	$0	$10,090	$0	$67,168
Arthur W. Miller, Executive VP, Regulatory & External Affairs	$19,000	$0	$25,093	$0	$121,577
Tyler E. Andrews, Executive VP, Employee Svcs & Communications	$19,000	$0	$32,806	$0	$180,018

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

The following is a list of the estimated severance payments, including the payment of accrued vacation that would be made to each of the executive officers in the case of termination not related to employee performance:

Potential Termination Payments Table

Name	Estimated Severance Payment [1]
Lee D. Thibert, Chief Executive Officer	$857,074
Sherri L. Highers, Chief Financial Officer	$192,878
Brian J. Hickey, Chief Operating Officer	$491,007
Arthur W. Miller, Executive VP, Regulatory & External Affairs	$281,904
Tyler E. Andrews, Executive VP, Employee Services & Communications	$176,675

1Estimated severance payment is calculated as of the last business day of 2019.

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

The following table sets forth the dollar amounts of all fees paid in cash by us for the fiscal year ending December 31, 2019, to each of our current and former Board members:

Director Compensation Table

Name	Fees Paid In Cash
Bettina Chastain, Chair and Director	$15,900
Susan Reeves, Vice-Chair and Director	$17,250
Stuart Parks, Secretary and Director	$13,450
Rachel Morse, Treasurer and Director	$18,550
Harry Crawford, Jr., Director	$17,650
Jim Henderson, Director	$16,200
Harold Hollis, Director	$14,900
Total	$113,900

Chugach’s annual membership meeting was held on May 21, 2019. One board member, Bettina Chastain, was re-elected to a four-year term and one appointed board member, Harold Hollis, was elected to a four-year term.

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

Item 14 – Principal Accounting Fees and Services

The Audit and Finance Committee of the Board retained KPMG LLP as the independent registered public accounting firm for Chugach during the fiscal year ended December 31, 2019.

Fees and Services

KPMG LLP has provided certain audit, audit-related, tax and non-audit services, the fees for which are as follows:

	2019	2018
Audit and audit-related services:
Audit and quarterly reviews	$277,440	$274,340
Audit-related services	88,744	51,875
Non-audit services:
Tax consulting and return preparation	13,589	13,539
Other services	0	0
Total	$379,773	$339,754

The Audit and Finance Committee has a policy to pre-approve all services to be provided by Chugach’s independent registered public accounting firm. All services from Chugach’s independent registered public accounting firm for fiscal years ended December 31, 2019 and 2018 were pre-approved by the Audit and Finance Committee.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

Page

Financial Statements

Included in Part II of this Report
Report of Independent Registered Public Accounting Firm	43
Balance Sheets, December 31, 2019 and 2018	44-45
Statements of Operations
Years ended December 31, 2019, 2018 and 2017	46
Statements of Changes in Equities and Margins
Years ended December 31, 2019, 2018 and 2017	47
Statements of Cash Flows
Years ended December 31, 2019, 2018 and 2017	48
Notes to Financial Statements	49-89

Other schedules are omitted as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001, SEC File No. 033-42125.
3.2	Amended Bylaws of the Registrant dated May 21, 2019. Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated May 23, 2019, SEC File No. 033-42125.
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
4.34

Seventh Supplemental Indenture to the Second Amended and Restated Indenture of Trust between the Registrant and U.S. Bank National Association dated May 15, 2019. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2019, SEC File No. 033-42125.

4.35

Bond Purchase Agreement between the Registrant and the 2019 Bond Purchasers dated May 15, 2019. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2019, SEC File No. 033-42125.

4.36	Form of the 2019 Series A Bonds due May 15, 2049. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2019, SEC File No. 033-42125.
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

P

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
10.45.14

Omnibus First Amendment to the Second and Restated Master Loan Agreement between the Registrant and CoBank, ACB dated effective November 26, 2019. Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated November 27, 2019, SEC File No. 033-42125.

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

10.75.4

Fourth Amendment to the Gas Sale and Purchase Agreement between the Registrant and Hilcorp Alaska, LLC dated effective December 31, 2019. Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated January 22, 2020, SEC File No. 033-42125.

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

10.78.1

Amendment to Employment Agreement between the Registrant and Lee D. Thibert dated effective October 24, 2018. Previously filed as an exhibit to the Registrant’s Form 8-K dated October 24, 2018, SEC File No. 033-42125.

10.79

2016 Credit Agreement between the Registrant and the National Rural Utilities Cooperative Finance Corporation (NRUCFC), Bank of America, N.A., KeyBank National Association, and CoBank, ACB, dated June 13, 2016. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2016, SEC File No. 033-42125.

10.79.1

First Amendment to Credit Agreement between the Registrant and the National Rural Utilities Corporation (NRUCFC), Bank of America, N.A., KeyBank National Association, Wells Fargo Bank, N.A., and CoBank, ACB, dated July 30, 2019. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2019, SEC File No. 033-42125.

10.81

Firm and Interruptible Gas Sale and Purchase Agreement (GSA) between the Registrant and Furie Operating Alaska, LLC dated effective May 1, 2017.  Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated May 1, 2017, SEC File No. 033-42125.

10.82

Asset Purchase and Sale Agreement between the Registrant and the Municipality of Anchorage, Alaska dated effective December 28, 2018. Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K dated December 31, 2018, SEC File No. 033-42125.

10.82.1

Amendment No. 1 to Asset Purchase and Sale Agreement between the Registrant and the Municipality of Anchorage, Alaska dated effective September 27, 2019. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2019, SEC File No. 033-42125.

10.82.2

Amendment No. 2 to Asset Purchase and Sale Agreement between the Registrant and the Municipality of Anchorage, Alaska dated effective October 28, 2019. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2019, SEC File No. 033-42125.

10.83

Eklutna Power Purchase Agreement between the Registrant and the Municipality of Anchorage dated effective December 28, 2018. Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K dated December 31, 2018, SEC File No. 033-42125.

10.83.1

Amendment No. 1 to Eklutna Power Purchase Agreement between the Registrant and the Municipality of Anchorage, Alaska dated effective September 27, 2019. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2019, SEC File No. 033-42125.

10.83.2

Amendment No. 2 to Eklutna Power Purchase Agreement between the Registrant and the Municipality of Anchorage, Alaska dated effective October 28, 2019. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2019, SEC File No. 033-42125.

10.84

Payment in Lieu of Taxes Agreement between the Registrant and the Municipality of Anchorage, Alaska dated effective December 28, 2018. Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K dated December 31, 2018, SEC File No. 033-42125.

10.84.1

Amendment No. 1 to Payment in Lieu of Taxes Agreement between the Registrant and the Municipality of Anchorage, Alaska dated effective September 27, 2019. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2019, SEC File No. 033-42125.

10.84.2

Amendment No. 2 to Payment in Lieu of Taxes Agreement between the Registrant and the Municipality of Anchorage, Alaska dated effective October 28, 2019. Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2019, SEC File No. 033-42125.

10.85

BRU Fuel Agreement between the Registrant and the Municipality of Anchorage, Alaska dated effective December 28, 2018. Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K dated December 31, 2018, SEC File No. 033-42125.

10.86

Employment Agreement between the Registrant and Brian J. Hickey dated effective January 1, 2019. Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K dated December 31, 2018, SEC File No. 033-42125.

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

 P Filed on Paper

Item 16 – Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2020.

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Lee D. Thibert
Lee D. Thibert
Chief Executive Officer
Date:	March 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 18, 2020, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Lee D. Thibert
Lee D. Thibert	Chief Executive Officer
(Principal Executive Officer)

/s/ Sherri L. Highers
Sherri L. Highers	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)
/s/ Brian J. Hickey
Brian J. Hickey	Chief Operating Officer

/s/ Arthur W. Miller
Arthur W. Miller	Executive Vice President, Regulatory and External Affairs

/s/ Tyler E. Andrews
Tyler E. Andrews	Executive Vice President, Employee Services & Communications
/s/ Matthew C. Clarkson
Matthew C. Clarkson	Executive Vice President, General Counsel

/s/ Mark B. Fouts
Mark B. Fouts	Executive Vice President, Fuel & Corporate Planning

/s/ Bettina Chastain
Bettina Chastain	Director & Chair of the Board

/s/ Susan Reeves
Susan Reeves	Director & Vice Chair of the Board

/s/ Rachel Morse
Rachel Morse	Director & Treasurer of the Board

/s/ Stuart Parks
Stuart Parks	Director & Secretary of the Board

/s/ Harry T. Crawford, Jr.
Harry T. Crawford, Jr.	Director

/s/ Jim Henderson
Jim Henderson	Director

/s/ Harold Hollis
Harold Hollis	Director

Supplemental Information to be Furnished With Reports Filed

Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.