Form 10-Q
period 2020-03-31
CHUGACH ELECTRIC ASSOCIATION INC
filed 2020-05-14
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

NONE

CHUGACH ELECTRIC ASSOCIATION, INC.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report that do not relate to historical facts, including statements relating to future plans, events or performance, are forward-looking statements that involve risks and uncertainties. Actual results, events or performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report and the accuracy of which is subject to inherent uncertainty. It is suggested that these statements be read in conjunction with the audited financial statements for Chugach Electric Association Inc. (Chugach) for the year ended December 31, 2019, filed as part of Chugach’s annual report on Form 10-K. Chugach undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances that may occur after the date of this report or the effect of those events or circumstances on any of the forward-looking statements contained in this report, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the unaudited financial statements of Chugach as of and for the quarter ended March 31, 2020, follow.

Chugach Electric Association, Inc.

Consolidated Balance Sheets

	(Unaudited)
Assets	March 31, 2020	December 31, 2019

Utility plant:
Electric plant in service	$1,253,121,567	$1,242,523,092
Construction work in progress	12,401,613	16,966,608
Total utility plant	1,265,523,180	1,259,489,700
Less accumulated depreciation	(563,140,061)	(556,209,740)
Net utility plant	702,383,119	703,279,960

Other property and investments, at cost:
Nonutility property	76,889	76,889
Operating lease right-of-use assets	915,237	958,111
Investments in associated organizations	7,791,125	8,148,426
Special funds	2,388,228	2,603,505
Restricted cash equivalents	64,310	108,000
Long-term prepayments	318,780	0
Total other property and investments	11,554,569	11,894,931

Current assets:
Cash and cash equivalents	5,280,739	7,271,820
Special deposits	58,300	54,300
Restricted cash equivalents	500,376	1,244,155
Marketable securities	179,327	194,183
Fuel cost under-recovery	335,760	1,445,753
Accounts receivable, net	29,383,709	30,120,230
Materials and supplies	18,318,738	18,014,480
Fuel stock	8,673,038	12,250,567
Prepayments	4,000,115	2,699,308
Other current assets	352,462	235,132
Total current assets	67,082,564	73,529,928

Other non-current assets:
Deferred charges, net	48,664,595	45,880,452
Total other non-current assets	48,664,595	45,880,452

Total assets	$829,684,847	$834,585,271

(Continued)

Chugach Electric Association, Inc.

Consolidated Balance Sheets (continued)

	(Unaudited)

Liabilities, Equities and Margins	March 31, 2020	December 31, 2019

Equities and margins:
Memberships	$1,782,028	$1,776,592
Patronage capital	182,281,350	177,380,964
Other	15,337,373	15,309,357
Total equities and margins	199,400,751	194,466,913

Long-term obligations, excluding current installments:
Bonds payable	433,583,330	449,999,997
Notes payable	29,640,000	30,552,000
Less unamortized debt issuance costs	(2,635,249)	(2,684,537)
Operating lease liabilities	698,668	738,713
Total long-term obligations	461,286,749	478,606,173

Current liabilities:
Current installments of long-term obligations	20,167,236	27,056,065
Commercial paper	0	24,000,000
Short-term obligations	41,000,000	0
Accounts payable	8,845,852	8,316,375
Consumer deposits	3,697,817	4,294,770
Accrued interest	2,040,146	5,717,759
Salaries, wages and benefits	8,528,234	7,387,746
Fuel	5,103,648	6,765,881
Other current liabilities	13,344,912	12,627,008
Total current liabilities	102,727,845	96,165,604

Other non-current liabilities:
Deferred compensation	1,624,628	1,775,759
Other liabilities, non-current	470,888	398,790
Deferred liabilities	966,442	903,870
Cost of removal obligation / asset retirement obligation	63,207,544	62,268,162
Total other non-current liabilities	66,269,502	65,346,581

Total liabilities, equities and margins	$829,684,847	$834,585,271

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2020	2019

Operating revenues	$59,907,423	$55,827,238

Operating expenses:
Fuel	14,532,353	14,738,549
Production	5,893,994	4,858,811
Purchased power	7,373,398	6,893,011
Transmission	1,735,957	2,388,069
Distribution	3,530,433	3,556,619
Consumer accounts	1,789,045	1,713,559
Administrative, general and other	6,518,960	6,325,858
Depreciation and amortization	7,991,609	7,826,369
Total operating expenses	$49,365,749	$48,300,845

Interest expense:
Long-term debt and other	5,657,786	5,556,614
Charged to construction	(81,845)	(100,958)
Interest expense, net	$5,575,941	$5,455,656
Net operating margins	$4,965,733	$2,070,737

Nonoperating margins:
Interest income	106,411	169,152
Allowance for funds used during construction	32,738	45,557
Capital credits, patronage dividends and other	(118,548)	100,131
Total nonoperating margins	$20,601	$314,840

Assignable margins	$4,986,334	$2,385,577

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Changes in Equities and Margins

(Unaudited)

	Three months ended March 31,
	2020	2019
Memberships:
Balance at beginning of period	$1,776,593	$1,748,172
Memberships and donations received	5,435	5,570
Balance at end of period	$1,782,028	$1,753,742
Other equities and margins:
Balance at beginning of period	15,309,357	14,952,925
Unclaimed capital credits retired	(3,073)	(1,577)
Memberships and donations received	31,089	84,435
Balance at end of period	$15,337,373	$15,035,783
Patronage capital:
Balance at beginning of period	177,380,964	177,823,597
Assignable margins	4,986,334	2,385,577
Retirement/net transfer of capital credits	(85,948)	(5,011,082)
Balance at end of period	$182,281,350	$175,198,092
Total equities and margins	$199,400,751	$191,987,617

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Assignable margins	$4,986,334	$2,385,577
Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation and amortization	7,991,609	7,826,369
Amortization and depreciation cleared to operating expenses	1,823,649	1,806,639
Allowance for funds used during construction	(32,738)	(45,557)
Write off of inventory, deferred charges and projects	50,336	395,724
Other	119,745	(96,544)
(Increase) decrease in assets:
Accounts receivable, net	711,348	2,283,765
Fuel cost under-recovery	1,109,993	0
Materials and supplies	(304,258)	(103,950)
Fuel stock	3,577,529	2,230,304
Prepayments	(1,619,587)	(1,708,606)
Other assets	(121,330)	(108,250)
Deferred charges	(4,071,210)	(1,974,444)
Increase (decrease) in liabilities:
Accounts payable	197,916	234,512
Consumer deposits	(596,953)	(346,701)
Fuel cost over-recovery	0	(978,397)
Accrued interest	(3,677,613)	(4,697,750)
Salaries, wages and benefits	1,140,488	236,701
Fuel	(1,662,233)	(82,822)
Other current liabilities	(272,430)	(311,991)
Deferred liabilities	(33,203)	(15,271)
Net cash provided by operating activities	9,317,392	6,929,308
Cash flows from investing activities:
Return of capital from investment in associated organizations	357,301	414,313
Investment in special funds	(11,089)	(7,377)
Investment in marketable securities and investments-other	(1,664)	(14,004)
Proceeds from the sale of marketable securities	0	1,200,000
Extension and replacement of plant	(6,408,084)	(10,891,794)
Net cash used in investing activities	(6,063,536)	(9,298,862)
Cash flows from financing activities:
Payments for debt issue costs	(21,033)	(31,609)
Net increase (decrease) in short-term obligations	17,000,000	24,000,000
Repayments of long-term obligations	(24,214,667)	(24,214,667)
Memberships and donations received	33,452	88,428
Retirement of patronage capital and estate payments	(85,948)	(111,082)
Proceeds from consumer advances for construction	1,255,790	1,108,603
Net cash (used in) provided by financing activities	(6,032,406)	839,673
Net change in cash, cash equivalents, and restricted cash equivalents	(2,778,550)	(1,529,881)
Cash, cash equivalents, and restricted cash equivalents at beginning of period	$8,623,975	$7,428,969
Cash, cash equivalents, and restricted cash equivalents at end of period	$5,845,425	$5,899,088
Supplemental disclosure of non-cash investing and financing activities:
Cost of removal obligation	$939,382	$(3,522,020)
Extension and replacement of plant included in accounts payable	$1,667,020	$2,518,520
Patronage capital retired/net transferred and included in other current liabilities	$1,931,295	$8,361,958
Supplemental disclosure of cash flow information - interest expense paid, net of amounts capitalized	$8,981,474	$9,867,631

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

1.      PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited interim financial statements include the accounts of Chugach Electric Association, Inc. (“Chugach”) and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States of America generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. They should be read in conjunction with Chugach’s audited financial statements for the year ended December 31, 2019, filed as part of Chugach’s annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

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

The consolidated financial statements include the activity of Chugach and of Chugach’s interest in the Beluga River Unit (“BRU”). Chugach accounts for its share of BRU activity using proportional consolidation (see Note 11 – Beluga River Unit). Intercompany activity has been eliminated for presentation of the consolidated financial statements.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

Chugach has three Collective Bargaining Agreements (“CBA’s”) with the International Brotherhood of Electrical Workers  (“IBEW”), representing approximately 70% of its workforce. Chugach also has an agreement with the Hotel Employees and Restaurant Employees (“HERE”). All three IBEW CBA’s are effective through June 30, 2021, provide for wage increases in all years and include health and welfare premium cost sharing provisions. The HERE contract is effective through June 30, 2021,  and provides for wage, pension contribution, and health and welfare contribution increases in all years.

3.      SIGNIFICANT ACCOUNTING POLICIES

a. Management Estimates

In preparing the financial statements in conformity with U.S. GAAP, the management of Chugach is required to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the reporting period. Estimates include allowance for doubtful accounts, workers’ compensation liability, deferred charges and liabilities, unbilled revenue, estimated useful life of utility plant, cost of removal and asset retirement obligation (“ARO”), and remaining proven BRU reserves. Actual results could differ from those estimates.

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

c. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the three month periods ended March 31, 2020, and 2019, was in compliance with that provision.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

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

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$5,280,739	$7,271,820
Restricted cash equivalents	500,376	1,244,155
Restricted cash equivalents included in other property and investments	64,310	108,000
Total cash, cash equivalents and restricted cash equivalents shown in the consolidated statements of cash flows	$5,845,425	$8,623,975

Restricted cash equivalents include funds on deposit for future workers’ compensation claims. Restricted assets, including cash equivalents, are recognized on Chugach’s Consolidated Balance Sheet when they are restricted as to withdrawal or usage.

e. Marketable Securities

Chugach’s marketable securities consist of bond mutual funds, corporate bonds, and certificates of deposit with a maturity less than 12 months, classified as trading securities, reported at fair value with gains and losses in earnings. Interest and dividend income from marketable securities is included in nonoperating margins – interest income, and was $12.8 thousand and $62.9 thousand at March 31, 2020, and 2019, respectively. Net gains and losses on marketable securities are included in nonoperating margins – capital credits, patronage dividends and other, and are summarized as follows:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Net gains and (losses) recognized during the period on trading securities	$(16,520)	$87,952
Less: Net gains and (losses) recognized during the period on trading securities sold during the period	0	0
Unrealized gains and (losses) recognized during the reporting period on trading securities still held at the reporting date	$(16,520)	$87,952

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

f. Accounts Receivable

Included in accounts receivable are amounts invoiced to ML&P for their proportionate share of current Southcentral Power Project (“SPP”) costs, which amounted to $1.2 million and $1.0 million at March 31, 2020, and December 31, 2019, respectively.

g. Fuel Stock

Fuel stock is the weighted average cost of fuel injected into Cook Inlet Natural Gas Storage, LLC (“CINGSA”). Chugach’s fuel balance in storage amounted to $8.7 million and $12.3 million at March 31, 2020, and December 31, 2019, respectively.

h. Investments in Associated Organizations

Chugach’s investments in associated organizations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment, if any. There were no impairments of these investments recognized during the three months ended March 31, 2020, or 2019.

4.      REVENUE FROM CONTRACTS WITH CUSTOMERS

a. Nature of goods and services

The following is a description of the contracts and customer classes from which Chugach generates revenue.

i. Energy Sales

Energy sales revenues are Chugach’s primary source of revenue, representing approximately 97.5% of total operating revenue during the three months ended March 31, 2020, and 2019, respectively. Energy sales revenues are recognized upon delivery of electricity, based on billing rates authorized by the RCA, which are applied to customers’ usage of electricity. Chugach’s rates are established, in part, on test period sales levels that reflect actual operating results. Chugach's tariffs include provisions for the recovery of gas costs according to gas supply contracts and costs associated with the BRU operations, as well as purchased power costs.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

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

Chugach calculates unbilled revenue, for residential and commercial customers, at the end of each month to ensure the recognition of a full month of revenue. Chugach accrued $9,634,896 and $7,996,257 of unbilled retail revenue at March 31, 2020, and 2019, respectively, which is included in accounts receivable on the balance sheet. Revenue derived from wholesale and economy customers is recorded from metered locations on a calendar month basis, so no estimation is required.

The collectability of our energy sales is very high with typically 0.10% written off as bad debt expense, adjusted annually. As it relates to the collectability of our energy sales during COVID-19, see “Item 1 – Financial Statements – Note 5 – Regulatory Matters – Senate Bill 241.”

There were no costs associated with obtaining any of these contracts, therefore no asset was recognized or recorded associated with obtaining any contract.

ii. Wheeling

Wheeling represented 1.7% and 1.4% of our revenue during the three months ended March 31,  2020, and 2019, respectively. Wheeling was recorded through the wheeling of energy across Chugach’s transmission lines at rates set by utility tariff and approved by the RCA. The rates are applied to MWh of energy wheeled. The collectability of wheeling is very high, with no adjustment required.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

iii. Other Miscellaneous Services

Other miscellaneous services consist of various agreements including dispatch service and gas transfer agreements, pole rentals and microwave bandwidth. Revenue from these agreements is billed monthly and represented 0.8% and 1.1% of our total operating revenue during the three months ended March 31, 2020, and 2019, respectively. The revenue recognized from these agreements is recorded as the service is provided over a period of time. The collectability of these agreements is very high, with no adjustment required.

b. Disaggregation of Revenue

The table below details the revenue recognized by customer class and disaggregates base revenue from fuel and purchased power revenue recognized in the Consolidated Statement of Operations for the first quarter of 2020 and 2019 (in millions).

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2020	2019	% Variance	2020	2019	% Variance	2020	2019	% Variance
Retail	$37.1	$33.1	12.1%	$19.7	$19.9	(1.0%)	$56.8	$53.0	7.2%
Wholesale	$0.7	$0.5	40.0%	$0.9	$0.9	0.0%	$1.6	$1.4	14.3%
Economy	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%
Total Energy Sales	$37.8	$33.6	12.5%	$20.6	$20.8	(1.0%)	$58.4	$54.4	7.4%
Wheeling	$0.0	$0.0	0.0%	$1.1	$0.8	37.5%	$1.1	$0.8	37.5%
Other	$0.4	$0.6	(33.3%)	$0.0	$0.0	0.0%	$0.4	$0.6	(33.3%)
Total Miscellaneous	$0.4	$0.6	(33.3%)	$1.1	$0.8	37.5%	$1.5	$1.4	7.1%
Total Revenue	$38.2	$34.2	11.7%	$21.7	$21.6	0.5%	$59.9	$55.8	7.3%

c. Contract Balances

The table below provides information about contract receivables and contract liabilities.

	March 31, 2020	December 31, 2019
Contract receivables, included in accounts receivable	$26,754,403	$26,383,976
Contract asset	335,760	1,445,753
Contract liabilities	1,378,798	1,839,514

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

Contract liabilities consist of credit balances and fuel cost over-recovery. Credit balances are reported as consumer deposits and represent the prepaid accounts of retail customers and are recognized in revenue as the customer uses electric service. Fuel cost over-recovery represents the over-collection of fuel and purchased power costs through the fuel and purchased power adjustment process, which will be refunded to customers through lower fuel and purchased power rates in the following quarter.

Significant changes in the contract asset balances are as follows:

	March 31, 2020	December 31, 2019
Contract asset at beginning of period	$1,445,753	$0
Cash received, excluding amounts recognized as revenue during the period	335,760	1,445,753
Revenue recognized and transferred from contract asset at the beginning of the period	(1,445,753)	0
Contract asset at end of period	$335,760	$1,445,753

Significant changes in contract liabilities balances are as follows:

	March 31, 2020	December 31, 2019
Contract liabilities at beginning of period	$1,839,514	$5,196,426
Cash received, excluding amounts recognized as revenue during the period	918,670	1,839,514
Revenue recognized and transferred from contract liabilities at the beginning of the period	(1,379,386)	(5,196,426)
Contract liabilities at end of period	$1,378,798	$1,839,514

d. Transaction Price Allocated to Remaining Performance Obligations

The table below includes estimated revenue to be recognized during the remainder of 2020 related to performance obligations that are unsatisfied (or partially unsatisfied) at March 31, 2020.

2020
Credit balances	$1,378,798

Credit balances are primarily associated with Chugach’s LevelPay program. The program calculates the monthly amount to be collected from customers annually. It is anticipated the balance will be recognized in revenue within the following year as customers consume electricity.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

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

Chugach submitted quarterly SRF filings which resulted in a system demand and energy rate increase of 3.8% effective November 1, 2019; an increase of 0.4% effective February 1, 2020; and an increase of 1.1% effective May 1, 2020.

Operation and Regulation of the Alaska Railbelt Electric and Transmission System

In June 2016, the RCA opened a docket to “evaluate the reliability and security standards and practices of Alaska Electric Utilities.” In 2017, Chugach and several other Alaska Railbelt utilities entered into a contract with GDS Associates, Inc. (“GDS”). GDS’s role was to facilitate discussion between all six Alaska Railbelt utilities and various stakeholders with a goal of submitting to the RCA organizational plans for a Railbelt Reliability Council (“RRC”), including a governance structure, that will be responsible for adoption and enforcement of uniform reliability standards and integrated transmission resource planning. GDS presented to the RCA during two technical conferences in January and March of 2018. Chugach and the other utilities provided GDS’s final recommendation of the RRC to the RCA in May 2018. During the fourth quarter of 2018, the utilities reviewed and adapted the memorandum of understanding with GDS (“GDS MOU”).

On March 15, 2019, the RCA initiated an order requesting comments on proposed legislative language which would authorize the RCA to designate or develop an Electric Reliability Organization (“ERO”). Chugach submitted comments seeking to delay adoption until the RRC Governance Board could be formed but continued to work with the RCA, Railbelt utilities and stakeholders to draft acceptable legislation.

Chugach and the members of Alaska Railbelt Cooperative Transmission and Electric Company (“ARCTEC”) continue to work with the other utilities and stakeholders to arrive at legislation and an RRC organization acceptable to all Railbelt utilities and stakeholders.

In June 2016, in response to Docket I-16-002, Railbelt Utility Information Technology and Operations Technology leadership began meeting to discuss Railbelt Cybersecurity. The Railbelt Utilities Managers group designated the Cybersecurity Working Group to review industry standards and provide a statement of work to develop Railbelt Cybersecurity Standards. On June 21, 2018, Chugach posted a Request for Proposal to hire a consultant to write the standards. The

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

final draft was presented to the Railbelt Utility Managers on February 15, 2019.  On July 10, 2019, a status update was provided to the RCA by the Railbelt Utility Managers announcing the completion of Alaska Critical Infrastructure Protection (“AKCIP”) Cybersecurity Standards and a collective agreement for adoption effective January 1, 2020. Implementation schedules are contained in the specific standards.

In December 2019, the Railbelt utilities signed a Memorandum of Understanding to form a RRC. Alaska Senate Bill 123 (“SB 123”) provides for the creation and regulation of an electric reliability organization. The electric reliability organization will provide integrated resource planning and require preapproval for interconnection for some large energy facilities.  On April 29, 2020, the Governor of Alaska signed the bill, with the section requiring the RCA to adopt regulations taking effect immediately while the section allowing the RCA to form and regulate electric reliability organizations taking effect July 1, 2021.

ML&P Acquisition

In December 2017, the Mayor of Anchorage, Alaska, announced plans to place a proposition on the April 3, 2018 municipal ballot allowing the voters to authorize the sale of ML&P to Chugach. The proposition was approved by Anchorage voters 65.08% to 34.92% per the certified election results. Chugach and the Municipality of Anchorage (“MOA”) negotiated final sales agreements and associated documents. The sale of ML&P was approved by the Anchorage Assembly on December 4, 2018 and the Chugach Board of Directors gave its final approval on December 19, 2018. The agreements and associated documents were executed on December 28, 2018. Pursuant to these agreements and associated documents, on April 1, 2019, Chugach submitted the Joint Request for Necessary Approvals for Acquisition of Anchorage Municipal Light and Power, and the Petition for Approvals Needed to Acquire Anchorage Municipal Light and Power and Application to Amend Certificate of Public Convenience and Necessity (“CPCN”) No. 8 to the RCA. The RCA accepted the filing as complete on April 18, 2019, and the procedural conference was held on April 22, 2019. On May 8, 2019, the RCA issued an order indicating that a final order in the case was expected by November 19, 2019. In addition, the RCA granted the petitions to intervene filed by MEA; Providence Health and Services (“Providence”); GVEA; the Federal Executive Agencies (“FEA”); and HEA / Alaska Electric and Energy Cooperative, Inc. Hearings on the acquisition were held in August and September 2019. On October 1, 2019, all parties agreed to an extension for the RCA’s final order in the case to February 17, 2020, which has subsequently been extended to May 28, 2020, as described below.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

On September 27, 2019, Chugach entered into an Amendment No. 1 to Asset Purchase Agreement (“APA Amendment No. 1”), Amendment No. 1 to Payment in Lieu of Taxes Agreement (“PILT Amendment No.”), and Amendment No. 1 to Eklutna Power Purchase Agreement (“PPA Amendment No. 1”) with the MOA. The APA Amendment No. 1 provides that the purchase price shall reflect the net book value of Municipal Light & Power assets at closing and amends related definitions. The PILT Amendment No. 1 revises the calculation of PILT to make it consistent with the APA Amendment. The PPA Amendment No. 1 defines the Eklutna PPA as a wholesale power agreement.

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

On October 28, 2019, Chugach entered into an Amendment No. 2 to Asset Purchase and Sale Agreement (“APA Amendment No. 2”), Amendment No. 2 to Eklutna Power Purchase Agreement (“PPA Amendment No. 2”), and Amendment No. 2 to Payment in Lieu of Taxes Agreement (“PILT Amendment No. 2”) with the MOA. The APA Amendment No. 2 extends the termination date of the APA from March 31, 2020, to September 30, 2020, and recognizes the Eklutna Transmission Assets as Acquired Assets in recognition of the fulfillment of a condition in the original APA. The PPA Amendment No. 2 recognizes changes to the dispute resolution procedures contained therein and the PILT Amendment No. 2 removes Chugach’s obligation in certain regulatory or bankruptcy proceedings to support and stipulate to the fact that the payment in lieu of taxes payments are a tax obligation and should be given appropriate priority status based on that fact.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

On February 27, 2020, the RCA issued an order extending the statutory timeline and extended the time to consider the Stipulations to May 28, 2020. For more information, see “Note 10 – ML&P ACQUISITION.”

Senate Bill 241

The Alaska House and Senate approved a bill designed to address several impacts resulting from the COVID-19 pandemic in the State of Alaska. Three sections of Senate Bill 241 (“SB 241”) affect utility operations in Alaska. A section on “tolling” allows the RCA to exceed normal deadlines. Another section of SB 241 prohibits disconnection of utility service for residential customers agreeing to a payment plan who provide a sworn statement they are unable to pay because of COVID-19 issues. This section also makes it clear that customers are not relieved of their obligation to pay. The final utility section deals with the creation of “regulatory assets” for unpaid accounts and other COVID-19-related unusual expenses. A regulatory asset provides an accounting treatment and recovery over time for out-of-the-ordinary expenses. SB 241 includes an exemption intended to keep Chugach’s acquisition of ML&P on track for a RCA decision by May 28, 2020. SB 241 also extends the date of the coronavirus emergency to November 15, 2020, unless lifted earlier. Governor Dunleavy signed the bill into law on April 9, 2020.

6.      DEBT

Lines of Credit

Chugach maintains a $50.0 million line of credit with National Rural Utilities Cooperative Finance Corporation (“NRUCFC”). On March 16, 2020, Chugach drew $41.0 million on this line of credit to pay the balance of commercial paper. The balance on this line of credit was subsequently paid using the senior unsecured credit facility backstopping our commercial paper program; therefore, there was no outstanding balance on this line of credit at March 31, 2020. Chugach did not utilize this line of credit during 2019, and therefore had no outstanding balance at December 31, 2019.  The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC, and was 3.25% at March 31, 2020, and December 31, 2019. The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. The NRUCFC line of credit was renewed September 29, 2017, and expires September 29, 2022. This line of credit is immediately available for unconditional borrowing.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

On July 30, 2019, Chugach entered into the First Amendment to the Credit Agreement (“Amendment”) with NRUCFC, Bank of America, N.A. KeyBank National Association, Wells Fargo Bank N.A., and CoBank, ACB. The Amendment increases the lenders’ aggregate commitments under the senior unsecured credit facility from $150 million to $300 million and extends the maturity date of the facility from June 13, 2021, to July 30, 2024.  The Amendment also includes provisions for calculating interest on loans in ways other than the LIBOR. In addition, the Amendment permits Chugach to enter into a bridge financing to fund its potential acquisition of ML&P, of not in excess of $800 million for a term of up to eighteen (18) months. This indebtedness is in addition to other indebtedness permitted to be incurred under the existing senior unsecured credit facility. Other terms of the Credit Agreement remain materially the same.

On March 16, 2020, Chugach attempted to reprice its outstanding commercial paper. Due to volatility in the markets caused by the pandemic, the demand for cash pushed treasuries into the negative, seizing up the commercial paper market. The lack of overall liquidity resulted in Chugach having to utilize other pre-existing credit facilities. The balance of commercial paper was initially paid using the NRUCFC line of credit, which was subsequently rolled over to the senior unsecured credit facility used to back the commercial paper program. The balance outstanding on our senior unsecured credit facility at March 31, 2020, was $41.0 million bearing interest at 1.85%.

Chugach had no commercial paper outstanding at March 31, 2020, and $24.0 million outstanding at December 31, 2019.

The following table provides information regarding average commercial paper balances outstanding for the quarter ended March 31, 2020, and 2019 (dollars in millions), as well as corresponding weighted average interest rates:

2020		2019
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$15.5	1.79%	$61.8	2.78%

Term Loans

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2016 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated June 30, 2016 (“CoBank Loan Agreement”),  as amended November 26, 2019, and secured by the Second Amended and Restated Indenture of Trust (“Indenture”). At March 31, 2020, Chugach had $33.2 million outstanding with CoBank.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

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

Debt Issuance Costs

The following table outlines debt issuance costs associated with long-term obligations, excluding current installments, at March 31, 2020.

	Long-term Obligations	Unamortized Debt Issuance Costs
2011 Series A Bonds	$168,333,330	$953,940
2012 Series A Bonds	158,250,000	842,991
2017 Series A Bonds	32,000,000	175,786
2019 Series A Bonds	75,000,000	479,064
2016 CoBank Note	29,640,000	163,634
2020 Financing	0	19,834
	$463,223,330	$2,635,249

The following table outlines debt issuance costs associated with long-term obligations, excluding current installments, at December 31, 2019.

	Long-term Obligations	Unamortized Debt Issuance Costs
2011 Series A Bonds	$178,999,997	$981,692
2012 Series A Bonds	162,000,000	864,613
2017 Series A Bonds	34,000,000	178,410
2019 Series A Bonds	75,000,000	488,611
2016 CoBank Note	30,552,000	171,211
	$480,551,997	$2,684,537

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

7.      RECENT ACCOUNTING PRONOUNCEMENTS

Issued and adopted at March 31, 2020:

ASC Update 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”  and Related Updates

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 revised the criteria for the measurement, recognition, and reporting of credit losses on financial instruments to be recognized when expected. This update is effective for fiscal years beginning after December 15, 2019, including the interim periods within those years. Chugach began application of ASU 2016-13 on January 1, 2020. Adoption did not have a material effect on its results of operations, financial position, and cash flows.

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

March 31, 2020 and 2019

Issued, not yet adopted:

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

8.      LEASES

Chugach has no financing leases and several operating leases, most of which are various land easements. Chugach has five operating leases as right-of-use assets for a building, office equipment, and substation land lease, with remaining lease terms of one month to 23.5 years and a weighted average lease term of 6.54 years. Chugach’s operating lease assets are presented as operating lease right-of-use assets on the consolidated balance sheet. The current portion of operating lease liabilities is included in current installments of long-term obligations and the long-term portion is presented as operating lease liabilities on the consolidated balance sheet. A weighted average discount rate of 4.29% was used in calculating the right-to-use assets and lease liabilities. Chugach’s discount rate was calculated using our incremental borrowing rate based on the average borrowing rate of our long-term debt.

Recognition of the right-of-use asset and operating lease liability represents a non-cash investing and financing activity. Total operating lease expense for the three months ended March 31, 2020, was $66,391.

Supplemental cash flow information associated with leases:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating leases	$64,141	$54,000
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$10,473	$934,371

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

Supplemental balance sheet information associated with leases:

	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	$915,237	$958,111
Operating lease liabilities	698,668	738,713
Current installments of lease liabilities	216,569	219,398
Total operating lease liabilities	$915,237	$958,111

Maturities associated with lease liabilities:

March 31, 2020
2020	$199,744
2021	227,429
2022	227,429
2023	227,429
2024	11,429
Thereafter	165,036
Total lease payments	1,058,496
Less imputed interest	143,259
Present value of lease liabilities	$915,237

Chugach entered into a Power Purchase Agreement with Fire Island Wind, LLC, (“FIW”) on June 21, 2011. The Fire Island Wind contract contains a lease because the agreement identifies an asset (the wind farm is explicitly specified in the agreement and FIW does not have substantive substitution rights) and Chugach controls the use of the asset (it takes 100% of the output and, to the extent there is wind, can control how and when the wind farm produces power directly through its supervisory control and data acquisition (“SCADA”) system). However, due to the exclusively variable nature of the payments related to Fire Island Wind, no new assets or liabilities have been added to the Consolidated Balance Sheet, no changes were made to the Consolidated Statements of Cash Flow, and the variable payments are still classified as purchased power expense on the Consolidated Statements of Operations. The amount of the variable payments included in purchased power for the three months ended March 31,  2020, and 2019, was $1,243,198 and $1,242,432, respectively.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

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

Chugach sold all marketable securities in the second quarter of 2019, using the funds for patronage capital payments to HEA and MEA. During the third quarter of 2019,  Chugach made a small investment in marketable securities. The table below presents the balance of Chugach’s marketable securities measured at fair value on a recurring basis at March 31, 2020, and December 31, 2019. Chugach’s bond mutual funds were measured using quoted prices in active markets. Chugach had no other assets or liabilities measured at fair value on a recurring basis at March 31, 2020, or at December 31, 2019.

March 31, 2020	Total	Level 1	Level 2	Level 3
Bond mutual funds	$179,327	$179,327	$0	$0

December 31, 2019	Total	Level 1	Level 2	Level 3
Bond mutual funds	$194,183	$194,183	$0	$0

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The fair value of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying value due to their short-term nature.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

The estimated fair values (in thousands) of long-term debt included in long-term obligations at March 31, 2020, are as follows:

	Carrying Value	Fair Value Level 2
Long-term obligations (including current installments)	$483,174	$512,840

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

During the first week of April 2019, pursuant to the APA, Chugach and the MOA jointly submitted applications to amend their respective CPCNs to permit Chugach to provide electric service in ML&P’s legacy service territory. The RCA accepted the filing as complete on April 18, 2019, and a procedural conference was held on April 22, 2019. On May 8, 2019, the RCA issued an order indicating that a final order in the case was expected by November 19, 2019. In addition, the RCA granted the petitions to intervene filed by MEA; Providence Health and Services (“Providence”); GVEA; the Federal Executive Agencies (“FEA”); and HEA / Alaska Electric and Energy Cooperative, Inc. Hearings on the acquisition were held in August and September 2019. On October 1, 2019, all parties agreed to an extension for the RCA final order in the case to February 17, 2020. The statutory timeline for issuance of a final order and to rule on the Stipulations was extended to February 28, 2020. On February 27, 2020, the RCA issued an order extending the statutory timeline and extended the time to consider the Stipulation to May 28, 2020.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

Additionally, Chugach and MOA will cooperate to obtain an order from the RCA approving the Ancillary Agreements and allowing Chugach to recover the costs associated with the transaction.  Following RCA approval, a closing date will be scheduled for the transaction within 120 days. Pursuant to the original APA, upon closing, Chugach will transfer the purchase price of $767.8 million less the estimated accrued leave liability and the estimated net book value of designated excluded assets. The APA also includes terms for post-closing purchase price adjustments. In September 2019, Chugach entered into APA Amendment No. 1, which provides that the purchase price shall reflect net book value of ML&P assets at closing and amends related definitions. In October 2019, Chugach entered into APA Amendment No. 2 extending the termination date of the APA from March 31, 2020, to September 30, 2020, and recognizing Eklutna Transmission Assets as acquired assets in recognition of the fulfillment of a condition in the original APA. Also, in October 2019, the Chugach Board and the MOA Assembly approved APA Amendment No. 3 reducing the upfront payment to the MOA by $10.0 million, eliminating upward price adjustments if ML&P’s net book value of the purchased assets is greater than $715.4 million, and recognizing a $36.0 million rate reduction account to be funded by the MOA for the benefit of the ML&P legacy customers.

The Eklutna PPA, which will be effective upon closing, provides for the purchase of all or a portion of ML&P’s share of generation from the Eklutna Hydroelectric Project by Chugach from MOA for a period of 35 years at specified fixed prices each year. In September 2019, Chugach entered into PPA Amendment No. 1, which defines the Eklutna PPA as a wholesale power agreement. In October 2019, Chugach entered into PPA Amendment No. 2 to recognize changes to the dispute resolution procedures and the Chugach Board and the MOA Assembly approved PPA Amendment No. 3 to recognize Chugach’s right to set-off payments to the extent the MOA does not fulfill its obligations required in the stipulation filed with the RCA, see “Note 5 – Regulatory Matters – ML&P Acquisition.”

The PILT Agreement, which will be effective upon closing, provides for Chugach to make annual payments in lieu of taxes to the MOA for a period of 50 years based on current millage rates and the adjusted book value of property for ML&P’s service territory in existence at the closing as adjusted each year. The PILT Agreement also provides that until December 31, 2033, Chugach shall only collect amounts associated with those annual PILT payments from retail customers in the legacy ML&P territory. Thereafter, the annual PILT payments shall be collected from all Chugach retail customers. In September 2019, Chugach entered into PILT Amendment No. 1 to revise the calculation of PILT to make it consistent with the APA Amendment No. 1. In October 2019, Chugach entered into PILT Amendment No. 2 to remove Chugach’s obligation in certain regulatory or bankruptcy proceedings to support and stipulate to the fact that the payments in lieu of taxes are a tax obligation and should be given appropriate priority status based on that fact.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

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

Chugach records depreciation, depletion and amortization on BRU assets based on units of production. During 2019, Chugach lifted 0.9 Billion Cubic Feet (“BCF”), resulting in a cumulative lift since purchase of 6.3 BCF. Chugach, and other owners, ML&P and Hilcorp, are operating under an existing joint operating agreement (the “Operating Agreement”). Hilcorp is the operator for BRU. In addition to the operator fees to Hilcorp, other BRU expenses include royalty expense and interest on long-term debt. All expenses other than depreciation, depletion and amortization and interest on long-term debt are included as fuel expense on Chugach’s Consolidated Statement of Operations. Costs associated with the BRU are recovered on a dollar-for-dollar basis through Chugach’s quarterly fuel and purchased power adjustment process. Chugach has applied and qualified for a small producer tax credit, provided by the State of Alaska, resulting in an estimate of no liability for production taxes for a period of ten years, through 2026.

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

The updated ARO estimate for the field is $56.9 million, comprised of $28.5 million for above ground assets and $28.4 million for below ground assets. Chugach’s share of this cost is $5.69 million. The updated ARO is higher than the prior field estimate of $33.5 million produced in the 2013 study. For Chugach, the ARO is increasing from $3.35 million to $5.69 million. Significant factors contributing to the increase include new facilities and increased regulatory requirements for remediation. The RCA opened and consolidated dockets to address BRU gas transfer prices and related matters, including the reserve study and the ARO update. Both Chugach and ML&P are parties to the proceeding. Chugach expects these matters will be adjudicated as part of future compliance filings if the acquisition of ML&P is approved.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

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

The three utility owners of the Eklutna Hydroelectric Project (Chugach, ML&P, and MEA) are obligated by a 1991 Fish & Wildlife Agreement to develop and implement measures to protect, mitigate, and enhance the fish and wildlife impacted by the project (PME program). The program is to be approved by the Governor of Alaska with completion of the program no later than October of 2032, 35 years after its purchase. The owners initiated a required consultation process with key government agencies and interested parties in March 2019. The agreement requires equal consideration of; 1) efficient and economical power production, 2) energy conservation, 3) protection, mitigation of damage to, and enhancement of fish and wildlife, 4) protection of recreation opportunities, 5) municipal water supplies, 6) preservation of other aspects of environmental quality, 7) other beneficial public uses, and 8) requirements of state law. The hydroelectric project and municipal water system currently utilize 100% of the water inflows.

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

March 31, 2020 and 2019

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

13.    COMMITMENTS AND CONTINGENCIES

Contingencies

Chugach is a participant in various legal actions, rate disputes, personnel matters and claims both for and against Chugach’s interests. Management believes the outcome of any such matters will not materially impact Chugach’s financial condition, results of operations or liquidity. Chugach establishes reserves when a particular contingency is probable and calculable. Chugach has not accrued for any contingency at March 31, 2020, as it does not consider any contingency to be probable nor calculable. Chugach faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated.

Concentrations

Approximately 70% of our employees are members of the IBEW. Chugach has three CBA’s with the IBEW. We also have a CBA with the HERE. All three IBEW CBA’s and the HERE CBA have been renewed through June 30, 2021.

Commitments

Fuel Supply Contracts

Chugach has fuel supply contracts with various producers at market terms. Chugach entered into a gas contract with Hilcorp effective January 1, 2015, to provide gas through March 31, 2018 (the “Hilcorp Agreement”). After four  amendments to the Hilcorp Agreement, Chugach has 100% of its needs filled through March 31, 2028. The total amount of gas under this agreement is estimated to be 79.4 BCF. All of the production is expected to come from Cook Inlet, Alaska. The terms of the Hilcorp Agreement require Chugach to manage the natural gas transportation over the connecting pipeline systems. Chugach has gas transportation agreements with ENSTAR and Harvest Pipeline.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

BRU Operations

At this time, Chugach and other owners, ML&P and Hilcorp, have chosen to continue operating under an existing Joint Operating Agreement. Hilcorp is the operator for BRU.

Patronage Capital

Pursuant to agreements reached with HEA and MEA, patronage capital retired to HEA and MEA is classified as patronage capital payable on Chugach’s consolidated balance sheet until paid. In April 2019, our Board authorized payments to HEA and MEA of $2.0 million and $6.1 million, respectively, therefore reducing patronage capital payable. At March 31, 2020, and December 31, 2019, patronage capital payable to HEA was $1.9 million, with no patronage capital payable to MEA.

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

Chugach Operations

In the near term, Chugach continues to face the challenges of operating in a global pandemic environment, while managing flat load growth and securing additional revenue sources. These challenges, plans at the state level, and the potential ML&P acquisition, will shape how Chugach proceeds into the future.

ML&P Acquisition

In December 2017, the Mayor of Anchorage, Alaska, announced plans to place a proposition on the April 3, 2018 municipal ballot allowing the voters to authorize the sale of ML&P to Chugach. The proposition was approved by Anchorage voters 65.08% to 34.92% per the certified election results. Chugach and the Municipality of Anchorage (“MOA”) negotiated final sales agreements and associated documents. The sale of ML&P was approved by the Anchorage Assembly on December 4, 2018 and the Chugach Board of Directors gave its final approval on December 19, 2018. The agreements and associated documents were executed on December 28, 2018. On April 1, 2019, Chugach submitted a joint request for approval for the acquisition and an application to amend the CPCN to the RCA, which was accepted on April 18, 2019. In May 2019, the RCA indicated a final order in the case was expected by November 19, 2019. However, following the hearings that were held in August and September 2019, all parties agreed to an extension for the RCA final order to February 17, 2020. The RCA has since extended the statutory timeline for issuance of a final order to May 28, 2020. For more information concerning the potential ML&P Acquisition, see “Item 1 – Financial Statements – Note 5 – Regulatory Matters.”

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

In December 2019, the Railbelt utilities signed a memorandum of understanding to form a RRC. Alaska Senate Bill 123 (“SB 123”) provides for the creation and regulation of an electric reliability organization. On April 29, 2020, the Governor of Alaska signed the bill, with the section requiring the RCA to adopt regulations taking effect immediately while the section allowing the RCA to form and regulate electric reliability organizations taking effect July 1, 2021.

Earthquake

On November 30, 2018, a 7.1 magnitude earthquake jolted Southcentral Alaska. The epicenter was located approximately 10 miles northeast of Anchorage and resulted in significant damage throughout the area. While approximately 21,000 of Chugach’s members lost power, the number of members without power was reduced to less than 70 within 12 hours. On January 31, 2019, the President declared the earthquake a federal disaster. Chugach has applied for Federal Emergency Management Agency (“FEMA”) assistance as we continue to assess and repair any damages on our system due to the earthquake. At March 31, 2020, costs associated with system-wide repairs and damages were $2.0 million, with $0.3 million received from FEMA during the first quarter of 2020.  No FEMA funds were received during 2019. At this time, Chugach does not anticipate this event to have a material impact on our financial condition, results of operations, and cash flows.

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

Chugach has a firm gas supply contract with Hilcorp, see “Item 1 – Financial Statement – Note 13 – Commitments and Contingencies – Commitments – Fuel Supply Contracts.” In addition to this firm contract, Chugach has gas supply agreements with AIX Energy LLC through March 31, 2024 (with an option to extend the term an additional 5-year period through March 31, 2029), with Cook Inlet Energy LLC through March 31, 2023. Collectively, these agreements provide added diversification and optionality for Chugach to minimize costs within its gas supply portfolio.

To date, Chugach’s fuel supply has not been impacted or disrupted by the COVID-19 pandemic.

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins increased $2.6 million, or 109.0%, during the first quarter of 2020 compared to the first quarter of 2019, primarily due to increases in operating revenue, which was somewhat offset by an increase in production expense and a decrease in nonoperating margins.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $4.1 million, or 7.3%, during the first quarter of 2020 compared to the first quarter of 2019. Retail revenue increased $3.8 million, or 7.2%, and wholesale revenue increased $0.2 million, or 14.3%, during the first quarter of 2020 compared to the first quarter of 2019, primarily due to an increase in energy sales and at higher rates.

Economy revenue did not materially change during the first quarter of 2020 compared to the first quarter of 2019.

Miscellaneous revenue increased $0.1 million, or 7.1%, during the first quarter of 2020 compared to the first quarter of 2019, primarily due to higher wheeling revenue.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to Seward contributed approximately $0.4 million and $0.3 million to Chugach’s fixed costs for each of the quarters ended March 31, 2020, and 2019, respectively.

See “ITEM 1 – FINANCIAL STATEMENTS – Note 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS,” for a table showing the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended March 31, 2020, and 2019.

The following table summarizes kWh sales for the quarter ended March 31:

Customer	2020 kWh	2019 kWh

Retail	300,438,684	286,014,001
Wholesale	16,123,691	14,140,576
Total	316,562,375	300,154,577

From the first quarter of 2019 to the first quarter of 2020, base demand and energy rates increased 7.7% to retail and 6.4% to Seward, respectively. The rate changes result from Chugach’s SRF process.

Total operating expenses increased $1.1 million, or 2.2%, in the first quarter of 2020 compared to the first quarter of 2019, primarily due to higher production expense.

Fuel expense did not materially change in the first quarter of 2020 compared to the first quarter of 2019.  However, less fuel was purchased for production, which was offset by a higher average effective delivered price. In the first quarter of 2020, Chugach purchased, for our own generation, 1,661,007 Mcf of fuel, excluding 294,799 Mcf recorded as purchased power, at an average effective delivered price of $8.25 per Mcf. This calculation does not include fuel produced at BRU, nor does it include fuel purchased for MEA and ML&P power plants and recorded as purchased power. In the first quarter of 2019, Chugach reported the amount purchased, including fuel purchased for MEA and ML&P power plants, of 1,978,734 Mcf at an average effective delivered price of $6.99 per Mcf. For comparative purposes, we have recalculated the 2019 average effective delivered price to only reflect the amount purchased for our own generation of 1,701,597 Mcf of fuel at an average effective delivered price of $8.13 per Mcf.

Production expense increased $1.0 million, or 21.3%, in the first quarter of 2020 compared to the first quarter of 2019, primarily due to maintenance costs associated with Units 1 and 2 at the Beluga Power Plant.

Purchased power expense increased $0.5 million, or 7.0%, in the first quarter of 2020 compared to the first quarter of 2019, primarily due to more energy purchased, which was somewhat offset by a lower price. In the first quarter of 2020, Chugach purchased 93,484 MWh of energy at an average effective price of 6.91 cents per kWh. In the first quarter of 2019, Chugach purchased 74,319 MWh of energy at an average effective price of 8.12 cents per kWh.

Transmission expense decreased $0.7 million, or 27.3%, in the first quarter of 2020 compared to the first quarter of 2019, primarily due to lower expense labor and vegetation control costs.

The other operating expenses, interest on long-term debt and other, and interest charged to construction did not materially change in the first quarter of 2020 compared to the first quarter of 2019.

Non-operating margins decreased $0.3 million, or 93.5%, in the first quarter of 2020 compared to the first quarter of 2019, primarily due to the change in value of marketable securities during the first quarter of 2020.

Financial Condition

Assets

Total assets did not materially change from December 31, 2019, to March 31, 2020. Decreases in cash and cash equivalents, fuel cost under-recovery and fuel stock were offset by increases in prepayments and deferred charges. Cash and cash equivalents decreased $2.0 million, or 27.4%, primarily due to the timing of collections and payments.  Fuel cost under-recovery decreased $1.1 million, or 76.8%, due to the collection of the prior period’s fuel and purchased power costs through the fuel and purchased power adjustment process. Fuel stock decreased $3.6 million, or 29.2%, due to more fuel used for production from the fuel storage facility than injected.  Prepayments increased $1.3 million, or 48.2%, primarily due to prepayment of insurance for 2020. Deferred charges increased $2.8 million, or 6.1%, primarily due to costs associated with the ML&P acquisition.

Liabilities and Equity

Total liabilities, equities and margins did not materially change from December 31, 2019, to March 31, 2020. Decreases in long-term obligations,  accrued interest,  fuel and commercial paper were offset by increases in short-term obligations, patronage capital and salaries, wages and benefits.  Long-term obligations, including current installments, decreased $24.2 million, or 4.8%, and accrued interest decreased $3.7 million, or 64.3%, primarily due to the principal and interest payments in March 2020 on our debt.  Fuel decreased $1.7 million, or 24.6%, due to the decrease in demand caused by lower energy sales from winter to spring. The decrease in commercial paper of $24.0 million, or 100.0%, and increase in short-term obligations of $41.0 million, or 100.0%, was due to the use of the line of credit for payment of commercial paper and principal and interest on our debt. Patronage capital increased $4.9 million, or 2.8%, due to the assignable margins earned during the first quarter of 2020. Salaries, wages and benefits increased $1.1 million, or 15.4%, primarily due to the timing of pay periods.

LIQUIDITY AND CAPITAL RESOURCES

Summary

Chugach ended the first quarter of 2020 with $5.8 million of cash, cash equivalents, and restricted cash equivalents down from $8.6 million at December 31, 2019. Chugach had $0.2 million in marketable securities at March 31, 2020, and at December 31, 2019. Chugach utilized its $50.0 million line of credit maintained with NRUCFC in the first three months of 2020, but subsequently rolled the balance to the commercial paper backstop facility. Therefore, there was no outstanding balance and the available borrowing capacity was $50.0 million at March 31, 2020. While Chugach had no outstanding commercial paper balance, there was $41.0 million outstanding on the senior unsecured credit facility used to backstop the commercial paper program, thus the available borrowing capacity under this facility at March 31, 2020, was $259.0 million.

Cash equivalents consist of all highly liquid debt instruments, with a maturity of three months or less when purchased, and a concentration account with First National Bank Alaska (“FNBA”).

Cash Flows

The following table summarizes Chugach’s cash flows from operating, investing and financing activities for the three months ended March 31, 2020, and 2019.

	2020	2019
Total cash provided by (used in):
Operating activities	$9,317,392	$6,929,308
Investing activities	(6,063,536)	(9,298,862)
Financing activities	(6,032,406)	839,673
Increase (decrease) in cash and cash equivalents	$(2,778,550)	$(1,529,881)

Operating Activities

Cash provided by operating activities was $9.3 million for the three months ended March 31, 2020, compared with $6.9 million for the three months ended March 31, 2019. The increase in cash provided by operating activities was primarily due to higher sales during the first quarter of 2020 compared to 2019 and at higher base rates. More cash provided by fuel recovery through the fuel and purchased power adjustment process was offset by more cash used for ML&P acquisition related costs captured in deferred charges.

Deferred charges associated with the ML&P acquisition and integration for the three months ended March 31, 2020, was $3.8 million and is estimated to be $26.0 million for the full year.

Investing Activities

Cash used in investing activities was $6.1 million for the three months ended March 31, 2020, compared with $9.3 million for the three months ended March 31, 2019. The change in cash used in investing activities was primarily due to the extension and replacement of plant caused by less construction activity during the three months ended March 31, 2020, compared to the same period in 2019.

Capital construction through March 31, 2020, was $6.4 million and is estimated to be $15.6 million for the full year. Capital improvement expenditures are expected to increase during the second quarter as the construction season begins.

Financing Activities

Cash used in financing activities was $6.0 million for the three months ended March 31, 2020, compared with cash provided by financing activities of $0.8 million for the three months ended March 31, 2019. The change in cash used in or provided by financing activities was primarily due to a decrease in short-term obligations during the first quarter of 2020 compared to the first quarter of 2019.

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

At March 31, 2020, there was no outstanding balance on the NRUCFC line of credit and $41.0 million of outstanding on the senior unsecured credit facility used to backstop the commercial paper program. Therefore, at March 31, 2020, the available borrowing capacity under Chugach’s line of credit with NRUCFC was $50.0 million and the available commercial paper capacity was $259.0 million.

Commercial paper can be repriced between one day and 397 days. The average commercial paper balance for the three months ended March 31, 2020, was $15.5 million with a corresponding weighted average interest rate of 1.79%. The maximum amount of outstanding commercial paper for the three months ended March 31, 2020, was $41.0 million.

The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding monthly weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate
January	$20.0	1.84%
February	$15.9	1.75%
March	$10.7	1.75%

Chugach re-entered the commercial paper market on April 24, 2020, and expects to continue issuing commercial paper in 2020, as needed.

At March 31, 2020, Chugach had a term loan facility with CoBank. Loans made under these facilities are evidenced by the 2016 CoBank Note, which is governed by the Second and Amended and Restated Master Loan Agreement dated June 30, 2016, as amended November 26, 2019, and secured by the Indenture.

At March 31, 2020, Chugach had the following outstanding with this facility:

	Principal Balance	Interest Rate at March 31, 2020	Maturity Date	Principal Payment Dates

2016 CoBank Note	$33,174,000	2.58%	2031	2020-2031

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

Chugach management continues to expect that cash flows from operations and external funding sources, including additional short-term orcommercial paper borrowings, will be sufficient to cover operational, financing and capital funding requirements in 2020 and thereafter.

CRITICAL ACCOUNTING POLICIES

As of March 31, 2020, there have been no significant changes in Chugach’s critical accounting policies as disclosed in Chugach’s 2019 Annual Report on Form 10-K. This includes policies regarding electric utility regulation.

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

Interest Rate Risk

At March 31, 2020, short- and long-term debt was comprised of the 2011, 2012, 2017, and 2019 Series A Bonds, the 2016 CoBank Note and the outstanding balance on the senior unsecured credit facility.

The interest rates of the 2011, 2012, 2017, and 2019 Series A Bonds, and 2016 CoBank Note are fixed and set forth in the table below with the carrying value and fair value (dollars in thousands) at March 31, 2020.

	Maturing	Interest Rate	Carrying Value	Fair Value
2011 Series A, Tranche A	2031	4.20%	$49,500	$51,304
2011 Series A, Tranche B	2041	4.75%	129,500	142,446
2012 Series A, Tranche A	2032	4.01%	45,000	46,282
2012 Series A, Tranche B	2042	4.41%	67,000	73,975
2012 Series A, Tranche C	2042	4.78%	50,000	55,751
2017 Series A, Tranche A	2037	3.43%	36,000	35,818
2019 Series A, Tranche A	2049	3.86%	75,000	76,783
2016 CoBank Note	2031	2.58%	33,174	32,471
Total			$485,174	$514,830

Chugach is exposed to market risk from changes in interest rates associated with its senior unsecured credit facility. Chugach’s credit facilities’ interest rates may be reset due to fluctuations in a market-based index, or the base rate or prime rate of our lenders. At March 31, 2020, Chugach had $41.0 million outstanding with the senior unsecured credit facility. Based on this balance a 100 basis-point rise or decline in interest rates would increase or decrease our interest expense by approximately $0.4 million.

Commodity Price Risk

Because fuel and purchased power costs are passed directly to wholesale and retail customers through a fuel and purchased power adjustment process, fluctuations in the price paid for gas pursuant to gas supply contracts does not normally impact margins.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Chugach’s internal controls over financial reporting identified in connection with the evaluation that occurred during the first quarter of 2020 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information required by this Item is contained in Note 13 to the “Notes to Financial Statements” within Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS

ML&P Acquisition

There are many risks associated with the proposed acquisition including, but not limited to, regulatory approvals, incurrence of substantial debt, interest rate risk, realization of expected benefits and savings, etc., which could have a negative impact on our business, financial condition, or cost of electric service.

COVID-19

We continue to monitor the impact of COVID-19 on the global economy and supply chains, as well as within our local community. The pandemic triggered a significant downturn in global markets and if these conditions continue for an extended period of time or worsen, this could materially impact financing options. In an effort to contain the spread of COVID-19, maintain the well-being of our employees and members and our reliability standards and in accordance with governmental requirements, we closed our lobby to the public and encouraged telecommuting among staff. While the global market downturn, closures and limitations on movement are expected to be temporary, the duration of the production and supply chain disruptions, and related financial impacts, cannot be estimated at this time.

To date, Chugach's service delivery has not been impaired. Chugach crews continue to respond to outages, perform maintenance and operations necessary for the provision and delivery of electric service. Additionally, to date, Chugach has not experienced any supply chain disruptions.

Prior to COVID-19, Chugach's uncollectible expenses has been immaterial, averaging 0.10% of --retail revenue for the 3 years 2017-2019. As expected, we are beginning to see an increase, which we are monitoring. Our commercial customers are required to maintain deposits. Based on our analysis, our view is that we expect to see an increase in residential sales and a decrease in commercial sales and our receivable balances and delinquencies may increase. In addition, we believe that not disconnecting customers will affect cash flow. We will continue to monitor this information, along with the impact 2020 temperatures have on our sales levels. Additionally, we are working with our commercial customers to ensure that they are aware of all state and federal assistance programs.

Senate Bill 241, recently approved by the State of Alaska Governor, allows utilities to set up regulatory assets for residential bad debts and extraordinary expenses associated with COVID-19. In addition, Chugach has available liquidity resources with a $300 million backstopped commercial paper program and a$50 million line of credit with NRUCFC.

For information regarding additional risk factors, refer to Item 1A of Chugach’s Annual Report on Form 10-K for the year ended December 31, 2019. Except as noted above, these risk factors have not materially changed as of March 31, 2020.

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Lee D. Thibert
Lee D. Thibert
Chief Executive Officer

By:	/s/ Sherri L. Highers
Sherri L. Highers
Chief Financial Officer

Date:	May 14, 2020