Form 10-Q
period 2020-06-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2020-08-14
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-42125

CHUGACH ELECTRIC ASSOCIATION, INC.

(Exact name of registrant as specifies in its charter)

__State of Alaska (State or other jurisdiction of incorporation or organization)	92-0014224 (I.R.S. Employer Identification No.)
5601 Electron Drive, Anchorage, AK (Address of principal executive offices)	99518 (Zip Code)

   (907)  563-7494

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the unaudited financial statements of Chugach as of and for the quarter ended June 30, 2020, follow.

Chugach Electric Association, Inc.

Consolidated Balance Sheets

	(Unaudited)
Assets	June 30, 2020	December 31, 2019

Utility plant:
Electric plant in service	$1,257,895,249	$1,242,523,092
Construction work in progress	13,068,061	16,966,608
Total utility plant	1,270,963,310	1,259,489,700
Less accumulated depreciation	(570,277,245)	(556,209,740)
Net utility plant	700,686,065	703,279,960

Other property and investments, at cost:
Nonutility property	76,889	76,889
Operating lease right-of-use assets	859,346	958,111
Financing lease right-of-use assets	9,855	0
Investments in associated organizations	7,790,990	8,148,426
Special funds	2,580,334	2,603,505
Restricted cash equivalents	64,310	108,000
Long-term prepayments	266,143	0
Total other property and investments	11,647,867	11,894,931

Current assets:
Cash and cash equivalents	4,269,225	7,271,820
Special deposits	58,300	54,300
Restricted cash equivalents	500,555	1,244,155
Marketable securities	192,164	194,183
Fuel cost under-recovery	544,313	1,445,753
Accounts receivable, net	25,187,529	30,120,230
Materials and supplies	18,163,777	18,014,480
Fuel stock	13,712,623	12,250,567
Prepayments	3,131,917	2,699,308
Other current assets	169,580	235,132
Total current assets	65,929,983	73,529,928

Other non-current assets:
Deferred charges, net	52,205,634	45,880,452
Total other non-current assets	52,205,634	45,880,452

Total assets	$830,469,549	$834,585,271

(Continued)

Chugach Electric Association, Inc.

Consolidated Balance Sheets (continued)

	(Unaudited)

Liabilities, Equities and Margins	June 30, 2020	December 31, 2019

Equities and margins:
Memberships	$1,789,017	$1,776,592
Patronage capital	180,263,286	177,380,964
Other	15,353,158	15,309,357
Total equities and margins	197,405,461	194,466,913

Long-term obligations, excluding current installments:
Bonds payable	429,683,330	449,999,997
Notes payable	28,728,000	30,552,000
Less unamortized debt issuance costs	(2,582,670)	(2,684,537)
Operating lease liabilities	646,660	738,713
Financing lease liabilities	8,329	0
Total long-term obligations	456,483,649	478,606,173

Current liabilities:
Current installments of long-term obligations	24,179,146	27,056,065
Commercial paper	41,000,000	24,000,000
Accounts payable	7,613,900	8,316,375
Consumer deposits	3,740,420	4,294,770
Accrued interest	5,409,640	5,717,759
Salaries, wages and benefits	8,496,035	7,387,746
Fuel	6,594,044	6,765,881
Undergrounding ordinance liability	11,796,424	10,001,492
Other current liabilities	435,301	2,625,516
Total current liabilities	109,264,910	96,165,604

Other non-current liabilities:
Deferred compensation	1,484,476	1,775,759
Other liabilities, non-current	583,787	398,790
Deferred liabilities	1,103,232	903,870
Cost of removal obligation / asset retirement obligation	64,144,034	62,268,162
Total other non-current liabilities	67,315,529	65,346,581

Total liabilities, equities and margins	$830,469,549	$834,585,271

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Operating revenues	$48,786,953	$47,540,088	$108,694,376	$103,367,326

Operating expenses:
Fuel	12,189,988	12,788,246	26,722,341	27,526,795
Production	5,213,389	4,683,375	11,107,383	9,542,186
Purchased power	5,743,669	4,877,990	13,117,067	11,771,001
Transmission	1,625,215	1,634,714	3,361,172	4,022,783
Distribution	4,451,673	3,867,859	7,982,106	7,424,478
Consumer accounts	1,800,710	1,753,002	3,589,755	3,466,561
Administrative, general and other	6,001,533	6,620,509	12,520,493	12,946,367
Depreciation and amortization	7,922,073	7,724,380	15,913,682	15,550,749
Total operating expenses	$44,948,250	$43,950,075	$94,313,999	$92,250,920

Interest expense:
Long-term debt and other	5,463,395	5,590,422	11,121,181	11,147,036
Charged to construction	(61,480)	(84,099)	(143,325)	(185,057)
Interest expense, net	$5,401,915	$5,506,323	$10,977,856	$10,961,979
Net operating margins	$(1,563,212)	$(1,916,310)	$3,402,521	$154,427

Nonoperating margins:
Interest income	86,735	142,663	193,146	311,815
Allowance for funds used during construction	24,591	37,950	57,329	83,507
Capital credits, patronage dividends and other	50,307	18,626	(68,241)	118,757
Total nonoperating margins	$161,633	$199,239	$182,234	$514,079

Assignable margins	$(1,401,579)	$(1,717,071)	$3,584,755	$668,506

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Changes in Equities and Margins

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Memberships:
Balance at beginning of period	$1,782,028	$1,753,742	$1,776,592	$1,748,172
Memberships and donations received	6,989	7,440	12,425	13,010
Balance at end of period	$1,789,017	$1,761,182	$1,789,017	$1,761,182
Other equities and margins:
Balance at beginning of period	15,337,373	15,035,783	15,309,357	14,952,925
Unclaimed capital credits retired	(10,723)	(4,341)	(13,796)	(5,918)
Memberships and donations received	26,508	48,284	57,597	132,719
Balance at end of period	$15,353,158	$15,079,726	$15,353,158	$15,079,726
Patronage capital:
Balance at beginning of period	182,281,350	175,198,092	177,380,964	177,823,597
Assignable margins	(1,401,579)	(1,717,071)	3,584,755	668,506
Retirement/net transfer of capital credits	(616,485)	(110,310)	(702,433)	(5,121,392)
Balance at end of period	$180,263,286	$173,370,711	$180,263,286	$173,370,711
Total equities and margins	$197,405,461	$190,211,619	$197,405,461	$190,211,619

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Assignable margins	$3,584,755	$668,506
Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation and amortization	15,913,682	15,550,749
Amortization and depreciation cleared to operating expenses	3,729,546	3,607,234
Allowance for funds used during construction	(57,329)	(83,507)
Write off of inventory, deferred charges and projects	245,915	484,649
Other	70,909	(112,604)
(Increase) decrease in assets:
Accounts receivable, net	5,414,016	4,278,299
Fuel cost under-recovery	901,440	0
Materials and supplies	(151,168)	(347,346)
Fuel stock	(1,462,056)	1,948,872
Prepayments	(698,752)	(1,330,643)
Other assets	61,552	(62,101)
Deferred charges	(8,746,638)	(4,457,105)
Increase (decrease) in liabilities:
Accounts payable	(865,797)	(428,416)
Consumer deposits	(554,350)	(188,541)
Fuel cost over-recovery	0	(464,531)
Accrued interest	(308,119)	48,142
Salaries, wages and benefits	1,108,289	307,172
Fuel	(171,837)	(777,938)
Other current liabilities	(2,005,219)	(2,022,672)
Deferred liabilities	(32,241)	(17,313)
Net cash provided by operating activities	15,976,598	16,600,906
Cash flows from investing activities:
Return of capital from investment in associated organizations	357,436	414,443
Investment in special funds	(305,373)	(14,855)
Investment in marketable securities and investments-other	(3,372)	(22,430)
Proceeds from the sale of marketable securities	0	6,437,508
Extension and replacement of plant	(13,434,130)	(19,481,053)
Net cash used in investing activities	(13,385,439)	(12,666,387)
Cash flows from financing activities:
Payments for debt issue costs	(34,122)	(472,332)
Net increase (decrease) in short-term obligations	17,000,000	(53,000,000)
Proceeds from long-term obligations	0	75,000,000
Repayments of long-term obligations	(25,012,667)	(25,012,667)
Memberships and donations received	56,226	139,811
Retirement of patronage capital and estate payments	(702,433)	(6,583,350)
Proceeds from consumer advances for construction	2,311,952	2,097,882
Net cash used in financing activities	(6,381,044)	(7,830,656)
Net change in cash, cash equivalents, and restricted cash equivalents	(3,789,885)	(3,896,137)
Cash, cash equivalents, and restricted cash equivalents at beginning of period	$8,623,975	$7,428,969
Cash, cash equivalents, and restricted cash equivalents at end of period	$4,834,090	$3,532,832
Supplemental disclosure of non-cash investing and financing activities:
Cost of removal obligation	$1,875,872	$(2,277,741)
Extension and replacement of plant included in accounts payable	$1,498,781	$1,657,083
Supplemental disclosure of cash flow information - interest expense paid, net of amounts capitalized	$10,720,616	$10,317,686

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

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

June 30, 2020 and 2019

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

c. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the six month periods ended June 30, 2020, and 2019, was in compliance with that provision.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

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

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$4,269,225	$7,271,820
Restricted cash equivalents	500,555	1,244,155
Restricted cash equivalents included in other property and investments	64,310	108,000
Total cash, cash equivalents and restricted cash equivalents shown in the consolidated statements of cash flows	$4,834,090	$8,623,975

Restricted cash equivalents include funds on deposit for future workers’ compensation claims. Restricted assets, including cash equivalents, are recognized on Chugach’s Consolidated Balance Sheet when they are restricted as to withdrawal or usage.

e. Marketable Securities

Chugach’s marketable securities consist of bond mutual funds, corporate bonds, and certificates of deposit with a maturity less than 12 months, classified as trading securities, reported at fair value with gains and losses in earnings. Interest and dividend income from marketable securities is included in nonoperating margins – interest income, and was $25.8 thousand and $91.7 thousand at June 30, 2020, and 2019, respectively. Net gains and losses on marketable securities are included in nonoperating margins – capital credits, patronage dividends and other, and are summarized as follows:

	Six months ended June 30, 2020	Six months ended June 30, 2019
Net gains and (losses) recognized during the period on trading securities	$(5,391)	$98,495
Less: Net gains and (losses) recognized during the period on trading securities sold during the period	0	98,495
Unrealized gains and (losses) recognized during the reporting period on trading securities still held at the reporting date	$(5,391)	$0

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

f. Accounts Receivable

Included in accounts receivable are amounts invoiced to ML&P for their proportionate share of current Southcentral Power Project (“SPP”) costs, which amounted to $1.0 million at June 30, 2020, and December 31, 2019.

g. Fuel Stock

Fuel stock is the weighted average cost of fuel injected into Cook Inlet Natural Gas Storage, LLC (“CINGSA”). Chugach’s fuel balance in storage amounted to $13.7 million and $12.3 million at June 30, 2020, and December 31, 2019, respectively.

h. Investments in Associated Organizations

Chugach’s investments in associated organizations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment, if any. There were no impairments of these investments recognized during the six months ended June 30, 2020, or 2019.

4.      REVENUE FROM CONTRACTS WITH CUSTOMERS

a. Nature of goods and services

The following is a description of the contracts and customer classes from which Chugach generates revenue.

i. Energy Sales

Energy sales revenues are Chugach’s primary source of revenue, representing approximately 97.7% and 96.6% of total operating revenue during the six months ended June 30, 2020, and 2019, respectively. Energy sales revenues are recognized upon delivery of electricity, based on billing rates authorized by the RCA, which are applied to customers’ usage of electricity. Chugach’s rates are established, in part, on test period sales levels that reflect actual operating results. Chugach's tariffs include provisions for the recovery of gas costs according to gas supply contracts and costs associated with the BRU operations, as well as purchased power costs.

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

June 30, 2020 and 2019

appear as an asset on our balance sheet and will be collected from our members in subsequent periods. Conversely, fuel cost over-recovery will appear as a liability on our balance sheet and will be refunded to our members in subsequent periods.

Customer Class	Nature, timing of satisfaction of performance obligations, and significant payment terms
Retail

Retail energy customers can have up to four components of monthly billing included in revenue – energy, fuel and purchased power, demand and customer charge. The energy rate and fuel and purchased power rates are applied by kilowatt hour (kWh) usage. The demand charge is applied by kilowatt (kW). The customer charge is a monthly amount applied by meter.

Wholesale

Classified as firm energy sales. Four components of monthly billing are included in revenue – energy, fuel and purchased power, demand and customer charge. The energy rate is applied by kWh usage. The fuel and purchased power revenue collected reflects actual cost. The demand charge is applied by kW. The customer charge is a monthly amount applied by meter.

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

Chugach calculates unbilled revenue, for residential and commercial customers, at the end of each month to ensure the recognition of a full month of revenue. Chugach accrued $8,477,183 and $7,936,992 of unbilled retail revenue at June 30, 2020, and 2019, respectively, which is included in accounts receivable on the balance sheet. Revenue derived from wholesale and economy customers is recorded from metered locations on a calendar month basis, so no unbilled estimation is required.

The collectability of our energy sales has been very high with typically 0.10% written off as bad debt expense, adjusted annually. As it relates to the collectability of our energy sales during COVID-19, see “Item 1 – Financial Statements – Note 5 – Regulatory Matters – Senate Bill 241.”

There were no costs associated with obtaining any of these contracts, therefore no asset was recognized or recorded associated with obtaining any contract.

ii. Wheeling

Wheeling represented 1.6% and 2.2% of our revenue during the six months ended June 30, 2020, and 2019, respectively. Wheeling was recorded through the wheeling of energy across Chugach’s transmission lines at rates set by utility tariff and approved by the RCA. The rates are applied to MWh of energy wheeled. The collectability of wheeling is very high, with no adjustment required.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

iii. Other Miscellaneous Services

Other miscellaneous services consist of various agreements including dispatch service and gas transfer agreements, pole rentals and microwave bandwidth. Revenue from these agreements is billed monthly and represented 0.7% and 1.2% of our total operating revenue during the six months ended June 30, 2020, and 2019, respectively. The revenue recognized from these agreements is recorded as the service is provided over a period of time. The collectability of these agreements is very high, with no adjustment required.

b. Disaggregation of Revenue

The table below details the revenue recognized by customer class and disaggregates base revenue from fuel and purchased power revenue recognized in the Consolidated Statement of Operations for the second quarter of 2020 and 2019 (in millions).

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2020	2019	% Variance	2020	2019	% Variance	2020	2019	% Variance
Retail	$30.2	$28.9	4.5%	$16.2	$15.2	6.6%	$46.4	$44.1	5.2%
Wholesale	$0.5	$0.5	0.0%	$0.9	$0.8	12.5%	$1.4	$1.3	7.7%
Economy	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%
Total Energy Sales	$30.7	$29.4	4.4%	$17.1	$16.0	6.9%	$47.8	$45.4	5.3%
Wheeling	$0.0	$0.0	0.0%	$0.7	$1.5	(53.3%)	$0.7	$1.5	(53.3%)
Other	$0.3	$0.6	(50.0%)	$0.0	$0.0	0.0%	$0.3	$0.6	(50.0%)
Total Miscellaneous	$0.3	$0.6	(50.0%)	$0.7	$1.5	(53.3%)	$1.0	$2.1	(52.4%)
Total Revenue	$31.0	$30.0	3.3%	$17.8	$17.5	1.7%	$48.8	$47.5	2.7%

The table below details the revenue recognized by customer class and disaggregates base revenue from fuel and purchased power revenue recognized in the Consolidated Statement of Operations for the six months ended June 30 2020 and 2019 (in millions).

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2020	2019	% Variance	2020	2019	% Variance	2020	2019	% Variance
Retail	$67.3	$62.0	8.5%	$35.9	$35.1	2.3%	$103.2	$97.1	6.3%
Wholesale	$1.2	$1.1	9.1%	$1.8	$1.7	5.9%	$3.0	$2.8	7.1%
Economy	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%
Total Energy Sales	$68.5	$63.1	8.6%	$37.7	$36.8	2.4%	$106.2	$99.9	6.3%
Wheeling	$0.0	$0.0	0.0%	$1.7	$2.3	(26.1%)	$1.7	$2.3	(26.1%)
Other	$0.8	$1.2	(33.3%)	$0.0	$0.0	0.0%	$0.8	$1.2	(33.3%)
Total Miscellaneous	$0.8	$1.2	(33.3%)	$1.7	$2.3	(26.1%)	$2.5	$3.5	(28.6%)
Total Revenue	$69.3	$64.3	7.8%	$39.4	$39.1	0.8%	$108.7	$103.4	5.1%

c. Contract Balances

The table below provides information about contract receivables and contract liabilities.

	June 30, 2020	December 31, 2019
Contract receivables, included in accounts receivable	$22,947,314	$26,383,976
Contract asset	544,313	1,445,753
Contract liabilities	1,556,518	1,839,514

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

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

Significant changes in the contract asset balances are as follows:

	June 30, 2020	December 31, 2019
Contract asset at beginning of period	$1,445,753	$0
Cash received, excluding amounts recognized as revenue during the period	544,313	1,445,753
Revenue recognized and transferred from contract asset at the beginning of the period	(1,445,753)	0
Contract asset at end of period	$544,313	$1,445,753

Significant changes in contract liabilities balances are as follows:

	June 30, 2020	December 31, 2019
Contract liabilities at beginning of period	$1,839,514	$5,196,426
Cash received, excluding amounts recognized as revenue during the period	1,335,757	1,839,514
Revenue recognized and transferred from contract liabilities at the beginning of the period	(1,618,753)	(5,196,426)
Contract liabilities at end of period	$1,556,518	$1,839,514

d. Transaction Price Allocated to Remaining Performance Obligations

The table below includes estimated revenue to be recognized during the remainder of 2020 related to performance obligations that are unsatisfied (or partially unsatisfied) at June 30, 2020.

2020
Credit balances	$1,556,518

Credit balances are primarily associated with Chugach’s LevelPay program. The program calculates the monthly amount to be collected from customers annually. It is anticipated the balance will be recognized in revenue within the following year as customers consume electricity.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

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

Chugach submitted quarterly SRF filings which resulted in a system demand and energy rate increase of 3.8% effective November 1, 2019; an increase of 0.4% effective February 1, 2020; an increase of 1.1% effective May 1, 2020; and a decrease of 0.04% effective August 1, 2020.

Operation and Regulation of the Alaska Railbelt Electric and Transmission System

In June 2016, the RCA opened a docket to “evaluate the reliability and security standards and practices of Alaska Electric Utilities.” In 2017, Chugach and several other Alaska Railbelt utilities entered into a contract with GDS Associates, Inc. (“GDS”). GDS’s role was to facilitate discussion between all six Alaska Railbelt utilities and various stakeholders with a goal of submitting to the RCA organizational plans for a Railbelt Reliability Council (“RRC”), including a governance structure, that will be responsible for adoption and enforcement of uniform reliability standards and integrated transmission resource planning. GDS presented to the RCA during two technical conferences in January and March of 2018. Chugach and the other utilities provided GDS’s final recommendation of the RRC to the RCA in May 2018. During the fourth quarter of 2018, the utilities reviewed and adopted the memorandum of understanding with GDS (“GDS MOU”).

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

In December 2019, the Railbelt utilities signed a Memorandum of Understanding to form an RRC. Alaska Senate Bill 123 (“SB 123”) provides for the creation and regulation of an electric reliability organization. The electric reliability organization will provide integrated resource planning and require preapproval for interconnection for some large energy facilities. On April 29, 2020, the Governor of Alaska signed the bill, with the section requiring the RCA to adopt regulations taking effect immediately and the section allowing the RCA to form and regulate electric reliability organizations will take effect July 1, 2021.

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

ML&P Acquisition

In December 2017, the Mayor of Anchorage, Alaska, announced plans to place a proposition on the April 3, 2018 municipal ballot allowing the voters to authorize the sale of ML&P to Chugach. The proposition was approved by 65.08% of Anchorage voters per the certified election results. Chugach and the Municipality of Anchorage (“MOA”) negotiated final sales agreements and associated documents. The sale of ML&P was approved by the Anchorage Assembly on December 4, 2018 and the Chugach Board of Directors gave its final approval on December 19, 2018. The agreements and associated documents were executed on December 28, 2018. Pursuant to these agreements and associated documents, on April 1, 2019, Chugach submitted the Joint Request for Necessary Approvals for Acquisition of Anchorage Municipal Light and Power, and the Petition for Approvals Needed to Acquire Anchorage Municipal Light and Power and Application to Amend Certificate of Public Convenience and Necessity (“CPCN”) No. 8 to the RCA. The RCA accepted the filing as complete on April 18, 2019, and the procedural conference was held on April 22, 2019. On May 8, 2019, the RCA issued an order indicating that a final order in the case was expected by November 19, 2019. In addition, the RCA granted the petitions to intervene filed by MEA; Providence Health and Services (“Providence”); GVEA; the Federal Executive Agencies (“FEA”); and HEA / Alaska Electric and Energy Cooperative, Inc. Hearings on the acquisition were held in August and September 2019. On October 1, 2019, all parties agreed to an extension for the RCA’s final order in the case to February 17, 2020, which was subsequently extended to May 28, 2020, as described below.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

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

On October 28, 2019, Chugach, ML&P, Providence, FEA, MEA, Alaska Energy Authority, and ENSTAR Natural Gas Company, a Division of SEMCO Energy, Inc., filed a stipulation with the RCA resolving all disputed issues in these consolidated dockets (“Stipulation”). The Office of the Attorney General, Regulatory Affairs & Public Advocacy Section was not a party to the Stipulation. The RCA has ordered an additional hearing to consider the Stipulation.

On October 28, 2019, Chugach entered into an Amendment No. 2 to Asset Purchase and Sale Agreement (“APA Amendment No. 2”), Amendment No. 2 to Eklutna Power Purchase Agreement (“PPA Amendment No. 2”), and Amendment No. 2 to Payment in Lieu of Taxes Agreement (“PILT Amendment No. 2”) with the MOA. The APA Amendment No. 2 extends the termination date of the APA from June 30, 2020, to September 30, 2020, and recognizes the Eklutna Transmission Assets as Acquired Assets in recognition of the fulfillment of a condition in the original APA. The PPA Amendment No. 2 recognizes changes to the dispute resolution procedures contained therein and the PILT Amendment No. 2 removes Chugach’s obligation in certain regulatory or bankruptcy proceedings to support and stipulate to the fact that the payment in lieu of taxes payments are a tax obligation and should be given appropriate priority status based on that fact.

On February 27, 2020, the RCA issued an order extending the statutory timeline and extended the time to consider the Stipulations to May 28, 2020. The RCA issued an order on May 28, 2020, accepting the Stipulations and approved the acquisition of ML&P subject to certain conditions. The conditions include required filings within 90 days of the Order date for: 1) unified fuel and purchased power rates, and 2) the gas transfer price for natural gas from the BRU. Additional conditions include the formation of a tight power pool with MEA and the filing of a general rate case by December 31, 2023 that contains unified base demand and energy rates.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

On July 9, 2020, Chugach entered into an Amendment No. 3 to Asset Purchase Agreement (“APA Amendment No. 3”), Amendment No. 3 to Eklutna Power Purchase Agreement (“PPA Amendment No. 3”), Amendment No. 3 to the Payment in Lieu of Taxes Agreement (“PILT Amendment No. 3”) and a BRU Fuel Agreement Termination Agreement with the MOA and will become effective upon RCA approval. These amended agreements incorporate changes reflecting the result of the May 28, 2020 RCA order. APA Amendment No. 3 removes provisions regarding Chugach’s commitment not to raise base rates as a result of the acquisition, extends the time to close from 120 days to 160 days after RCA approval, removes references to the BRU Fuel Agreement, requires the MOA to provide certain copies of easements, reduces the upfront payment to the MOA by $10.0 million, eliminates any upward price adjustment if ML&P’s net book value of the purchased assets is greater than $715.4 million at closing, recognizes a $36.0 million rate reduction account to be funded by the MOA for the benefit of ML&P legacy customers, and extends the APA termination date to October 31, 2020. PPA Amendment No. 3 recognizes Chugach’s right to set-off payments to the extent the MOA does not fulfill its obligations required in the Stipulation and removes references indicating the PPA is a power purchase agreement under Alaska statute. PILT Amendment No. 3 requires that beginning no later than January 1, 2024, costs incurred by Chugach as a result of the PILT Agreement shall be recovered through base rates charged to all Chugach customers. The BRU Fuel Agreement Termination Agreement terminates the BRU Fuel Agreement, given the conditions relating to the pricing of BRU gas in Order 39.

As a condition of approval for the acquisition of ML&P, the RCA included in its May 28, 2020 order a requirement that Chugach and MEA execute and file a tight power pool agreement at least 45 days in advance of close of the acquisition. In addition to this requirement, the RCA order required certain conditions to be included in the agreement. On July 15, 2020, Chugach submitted the Operations Agreement for Power Pooling and Joint Dispatch by and between Chugach and MEA. In an order issued on July 31, 2020, the RCA indicated that the agreement did not facially meet the requirements contained in the acquisition order.

Chugach and MEA updated the agreement and Chugach submitted the Amended and Restated Operations Agreement for Power Pooling and Joint Dispatch (“Amended Pooling Agreement”) with the RCA on August 7, 2020.  The Amended Pooling Agreement removes certain termination provisions prior to the expiration of the 20-year term, contains clarifying language on the creation of a single load balancing area within the first year of tight pool operation, recognizes the RCA’s ability to establish just and reasonable rates or rate mechanisms, and clarifies that power pool operation will begin within six months of acquisition close.

Chugach anticipates that the financial close for the acquisition will occur on October 30, 2020. For more information, see “Note 10 – ML&P ACQUISITION.”

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

Senate Bill 241

The Alaska House and Senate approved a bill designed to address several impacts resulting from the COVID-19 pandemic in the State of Alaska. Three sections of Senate Bill 241 (“SB 241”) affect utility operations in Alaska. A section on “tolling” allows the RCA to exceed normal decision-making deadlines. Another section prohibits disconnection of utility service for residential customers agreeing to a payment plan who provide a sworn statement they are unable to pay because of COVID-19 issues. This section also makes it clear that customers are not relieved of their obligation to pay for utility service. The final utility section deals with the creation of “regulatory assets” for unpaid accounts and other COVID-19-related unusual expenses. A regulatory asset provides an accounting treatment and recovery over time for out-of-the-ordinary expenses. SB 241 also extends the date of the coronavirus emergency to November 15, 2020, unless lifted earlier. Alaska Governor Dunleavy signed the bill into law on April 9, 2020.

6.      DEBT

Lines of Credit

Chugach maintains a $50.0 million line of credit with National Rural Utilities Cooperative Finance Corporation (“NRUCFC”). On March 16, 2020, Chugach drew $41.0 million on this line of credit to pay the balance of commercial paper. The balance on this line of credit was subsequently paid using the senior unsecured credit facility backstopping our commercial paper program; therefore, there was no outstanding balance on this line of credit at June 30, 2020. Chugach did not utilize this line of credit during 2019, and therefore had no outstanding balance at December 31, 2019. The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC, and  was 2.70% and 3.25% at June 30, 2020, and December 31, 2019, respectively. The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. The NRUCFC line of credit was renewed September 29, 2017, and expires September 29, 2022. This line of credit is immediately available for unconditional borrowing.

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

June 30, 2020 and 2019

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

On March 16, 2020, Chugach attempted to reprice its outstanding commercial paper. Due to volatility in the markets caused by the pandemic, the demand for cash pushed treasuries into the negative, seizing up the commercial paper market. The lack of overall liquidity resulted in Chugach having to utilize other pre-existing credit facilities. The balance of commercial paper was initially paid using the NRUCFC line of credit, which was subsequently rolled over to the senior unsecured credit facility used to back the commercial paper program. The balance outstanding on our senior unsecured credit facility was $41.0 million bearing interest at 1.85% when it was paid using commercial paper on April 27, 2020.

Chugach had $41.0 million of commercial paper outstanding at June 30, 2020, and $24.0 million outstanding at December 31, 2019.

The following table provides information regarding average commercial paper balances outstanding for the quarter ended June 30, 2020, and 2019 (dollars in millions), as well as corresponding weighted average interest rates:

2020		2019
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$30.6	0.60%	$45.5	2.75%

Term Loans

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2016 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated June 30, 2016 (“CoBank Loan Agreement”), as amended November 26, 2019, and secured by the Second Amended and Restated Indenture of Trust (“Indenture”). At June 30, 2020, Chugach had $32.4 million outstanding with CoBank.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

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

Debt Issuance Costs

The following table outlines debt issuance costs associated with long-term obligations, excluding current installments, at June 30, 2020.

	Long-term Obligations	Unamortized Debt Issuance Costs
2011 Series A Bonds	$168,333,330	$927,054
2012 Series A Bonds	158,250,000	825,439
2017 Series A Bonds	32,000,000	173,162
2019 Series A Bonds	71,100,000	481,122
2016 CoBank Note	28,728,000	156,059
2020 Financing	0	19,834
	$458,411,330	$2,582,670

The following table outlines debt issuance costs associated with long-term obligations, excluding current installments, at December 31, 2019.

	Long-term Obligations	Unamortized Debt Issuance Costs
2011 Series A Bonds	$178,999,997	$981,692
2012 Series A Bonds	162,000,000	864,613
2017 Series A Bonds	34,000,000	178,410
2019 Series A Bonds	75,000,000	488,611
2016 CoBank Note	30,552,000	171,211
	$480,551,997	$2,684,537

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

7.      RECENT ACCOUNTING PRONOUNCEMENTS

Issued and adopted at June 30, 2020:

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

June 30, 2020 and 2019

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

8.      LEASES

Chugach has one financing lease and several operating leases, most of which are various land easements. Chugach has four operating leases as right-of-use assets for a building, office equipment, and substation land lease, with remaining lease terms of one month to 23.25 years and a weighted average lease term of 6.55 years. Chugach’s financing lease and operating lease assets are presented as operating lease right-of-use assets on the consolidated balance sheet. The current portion of financing lease and operating lease liabilities are included in current installments of long-term obligations and the long-term portion is presented as finance lease or operating lease liabilities on the consolidated balance sheet. A weighted average discount rate of 4.14% was used in calculating the right-to-use assets and lease liabilities. Chugach’s discount rate was calculated using our incremental borrowing rate based on the average borrowing rate of our long-term debt.

Recognition of the right-of-use asset and operating lease liability represents a non-cash investing and financing activity. Chugach entered into a Power Purchase Agreement with Fire Island Wind, LLC, (“FIW”) on June 21, 2011. The Fire Island Wind contract contains a lease because the agreement identifies an asset (the wind farm is explicitly specified in the agreement and FIW does not have substantive substitution rights) and Chugach controls the use of the asset (it takes 100% of the output and, to the extent there is wind, can control how and when the wind farm produces power directly through its supervisory control and data acquisition (“SCADA”) system). However, due to the exclusively variable nature of the payments related to Fire Island Wind, no new assets or liabilities have been added to the Consolidated Balance Sheet, no changes were made to the Consolidated Statements of Cash Flow, and the variable payments are still classified as purchased power expense on the Consolidated Statements of Operations. These variable payments, included in purchased power, are reflected in the following table.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

Supplemental statement of operations information associated with leases:

	Six months ended June 30, 2020	Six months ended June 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$1,870	$0
Interest on lease liabilities	251	0
Operating lease cost	133,500	110,130
Variable lease cost	2,310,037	2,306,187
Total lease cost	$2,445,658	$2,416,317

Supplemental cash flow information associated with leases:

	Six months ended June 30, 2020	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating leases	$127,023	$111,750
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$0	$1,025,106
Financing leases	$9,855	$0

Supplemental balance sheet information associated with leases:

	June 30, 2020	December 31, 2019
Operating lease right-of-use assets	$859,346	$958,111
Financing lease right-of-use assets	9,855	0
Total right-of-use assets	$869,201	$958,111
Operating lease liabilities	646,660	738,713
Financing lease liabilities	8,329	0
Current installments of lease liabilities	214,479	219,398
Total operating lease liabilities	$869,468	$958,111

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

Maturities associated with lease liabilities:

June 30, 2020
2020	$136,023
2021	227,429
2022	227,429
2023	227,429
2024	11,429
Thereafter	165,036
Total lease payments	994,775
Less imputed interest	125,307
Present value of lease liabilities	$869,468

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

Chugach sold all marketable securities in the second quarter of 2019, using the funds for patronage capital payments to HEA and MEA. During the third quarter of 2019,  Chugach made a small investment in marketable securities. The table below presents the balance of Chugach’s marketable securities measured at fair value on a recurring basis at June 30, 2020, and December 31, 2019. Chugach’s bond mutual funds were measured using quoted prices in active markets. Chugach had no other assets or liabilities measured at fair value on a recurring basis at June 30, 2020, or at December 31, 2019.

June 30, 2020	Total	Level 1	Level 2	Level 3
Bond mutual funds	$192,164	$192,164	$0	$0

December 31, 2019	Total	Level 1	Level 2	Level 3
Bond mutual funds	$194,183	$194,183	$0	$0

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The fair value of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying value due to their short-term nature.

The estimated fair values (in thousands) of long-term debt included in long-term obligations at June 30, 2020, are as follows:

	Carrying Value	Fair Value Level 2
Long-term obligations (including current installments)	$482,376	$538,073

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

During the first week of April 2019, pursuant to the APA, Chugach and the MOA jointly submitted applications to amend their respective CPCNs to permit Chugach to provide electric service in ML&P’s legacy service territory. The RCA accepted the filing as complete on April 18, 2019, and a procedural conference was held on April 22, 2019. On May 8, 2019, the RCA issued an order indicating that a final order in the case was expected by November 19, 2019. In addition, the RCA granted the petitions to intervene filed by MEA; Providence Health and Services (“Providence”); GVEA; the Federal Executive Agencies (“FEA”); and HEA / Alaska Electric and Energy Cooperative, Inc. Hearings on the acquisition were held in August and September 2019. On October 1, 2019, all parties agreed to an extension for the RCA final order in the case to February 17, 2020. The statutory timeline for issuance of a final order and to rule on the Stipulations was extended to February 28, 2020. On February 27, 2020, the RCA issued an order extending the statutory timeline and extended the time to consider the Stipulation to May 28, 2020. The RCA issued an order on May 28, 2020, accepting the Stipulations and approved the acquisition of ML&P subject to certain conditions. The conditions include required filings within 90 days of the Order date for: 1) unified fuel and purchased power rates, and 2) the gas transfer price for natural gas from the BRU. Additionally, the RCA requires Chugach to form a tight Power Pooling Agreement with MEA.

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

Pursuant to the original APA, upon closing, Chugach will transfer the purchase price of $767.8 million less the estimated accrued leave liability and the estimated net book value of designated excluded assets. The APA also includes terms for post-closing purchase price adjustments. In September 2019, Chugach entered into APA Amendment No. 1, which provides that the purchase price shall reflect net book value of ML&P assets at closing and amends related definitions. In October 2019, Chugach entered into APA Amendment No. 2 extending the termination date of the APA from June 30, 2020, to September 30, 2020, and recognizing Eklutna Transmission Assets as acquired assets in recognition of the fulfillment of a condition in the original APA. On July 9, 2020, Chugach entered into APA Amendment No. 3 addressing the RCA’s conditions which removes provisions regarding Chugach’s commitment not to raise base rates as a result of the acquisition, extends the time to close from 120 days to 160 days after RCA approval, removes references to the BRU Fuel Agreement, requires the MOA to provide certain copies of easements, reduces the upfront payment to the MOA by $10.0 million, eliminates any upward price adjustment if ML&P’s net book value of the purchased assets is greater than $715.4 million at closing, recognizes a $36.0 million rate reduction account to be funded by the MOA for the benefit of ML&P legacy customers, and extends the APA termination date to October 31, 2020.

The Eklutna PPA, which will be effective upon closing, provides for the purchase of all or a portion of ML&P’s share of generation from the Eklutna Hydroelectric Project by Chugach from MOA for a period of 35 years at specified fixed prices each year. In September 2019, Chugach entered into

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

PPA Amendment No. 1, which defines the Eklutna PPA as a wholesale power agreement. In October 2019, Chugach entered into PPA Amendment No. 2 to recognize changes to the dispute resolution procedures. On July 9, 2020, Chugach entered into PPA Amendment No. 3 which recognizes Chugach’s right to set-off payments to the extent the MOA does not fulfill its obligations required in the Stipulation and removes references indicating the PPA is a power purchase agreement under Alaska statute.

The PILT Agreement, which will be effective upon closing, provides for Chugach to make annual payments in lieu of taxes to the MOA for a period of 50 years based on current millage rates and the adjusted book value of property for ML&P’s service territory in existence at the closing as adjusted each year. The PILT Agreement also provides that until December 31, 2033, Chugach shall only collect amounts associated with those annual PILT payments from retail customers in the legacy ML&P territory. Thereafter, the annual PILT payments shall be collected from all Chugach retail customers. In September 2019, Chugach entered into PILT Amendment No. 1 to revise the calculation of PILT to make it consistent with the APA Amendment No. 1. In October 2019, Chugach entered into PILT Amendment No. 2 to remove Chugach’s obligation in certain regulatory or bankruptcy proceedings to support and stipulate to the fact that the payments in lieu of taxes are a tax obligation and should be given appropriate priority status based on that fact. On July 9, 2020, Chugach entered into PILT Amendment No. 3, which requires that beginning no later than January 1, 2024, costs incurred by Chugach as a result of the PILT Agreement shall be recovered through base rates charged to all Chugach customers.

The BRU Fuel Agreement provided that through December 31, 2033, Chugach would use gas attributable to production in the portion of the BRU acquired from MOA to serve retail customers of Chugach within the legacy ML&P territory at a specified gas transfer price and would use any excess gas to serve other customers of Chugach at the same specified gas transfer price. On July 9, 2020, to comply with the RCA’s conditions relating to the pricing of BRU gas in Order 39, Chugach entered into an agreement to terminate the BRU Fuel Agreement, see “Note 5 – Regulatory Matters – ML&P Acquisition.”

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

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

13.    COMMITMENTS AND CONTINGENCIES

Contingencies

Chugach is a participant in various legal actions, rate disputes, personnel matters and claims both for and against Chugach’s interests. Management believes the outcome of any such matters will not materially impact Chugach’s financial condition, results of operations or liquidity. Chugach establishes reserves when a particular contingency is probable and calculable. Chugach has not accrued for any contingency at June 30, 2020, as it does not consider any contingency to be probable nor calculable. Chugach faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated.

Concentrations

Approximately 70%  of our employees are members of the IBEW. Chugach has three CBA’s with the IBEW. We also have a CBA with the HERE. All three IBEW CBA’s and the HERE CBA have been renewed through June 30, 2021.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

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

Patronage Capital

Pursuant to an agreement reached with HEA in 2017, patronage capital payable to HEA is paid in increments of $2.0 million annually. At December 31, 2019, patronage capital payable to HEA was $1.9 million. The Board authorized payment in May 2020, resulting in no patronage capital payable to HEA at June 30, 2020. Additionally, the Board authorized the retirement and payment of capital credits to MEA and SES of $520,144 and $30,888, respectively.

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

ML&P Acquisition

In December 2017, the Mayor of Anchorage, Alaska, announced plans to place a proposition on the April 3, 2018 municipal ballot allowing the voters to authorize the sale of ML&P to Chugach. The proposition was approved by Anchorage voters 65.08% to 34.92% per the certified election results. Chugach and the Municipality of Anchorage (“MOA”) negotiated final sales agreements and associated documents. The sale of ML&P was approved by the Anchorage Assembly on December 4, 2018 and the Chugach Board of Directors gave its final approval on December 19, 2018. The agreements and associated documents were executed on December 28, 2018. On April 1, 2019, Chugach submitted a joint request for approval for the acquisition and an application to amend the CPCN to the RCA, which was accepted on April 18, 2019. On May 28, 2020, the RCA issued a conditional approval of the acquisition. For more information concerning the potential ML&P Acquisition, see “Item 1 – Financial Statements – Note 5 – Regulatory Matters.”

Railbelt Grid Unification

Chugach remains focused on efforts in Alaska’s Railbelt to explore the benefits of grid unification. Currently, each of the six electric utilities in Alaska’s Railbelt own a portion of the transmission grid, as does the Alaska Energy Authority (“AEA”). Chugach is a proponent of following other successful business models to unify the grid effectively. Discussions on the issue led the Alaska State Legislature in 2014 to appropriate $250,000 to the RCA to explore the issue and report back to legislators. With the support of the RCA, Chugach and several other Alaska Railbelt utilities began evaluating possible restructured business model opportunities including a Railbelt Reliability Council and a Transco (Railbelt wide transmission only utility), as well as, associated economic dispatch models that Chugach believes may lead to more optimal system-wide operations.

In June 2016, the RCA opened a docket to “evaluate the reliability and security standards and practices of Alaska Electric Utilities.” In 2017, Chugach and several other Alaska Railbelt utilities entered into a contract with GDS Associates, Inc. (“GDS”). GDS’s role was to facilitate discussions among all six Alaska Railbelt utilities and various stakeholders with a goal of submitting to the RCA organizational plans for a Railbelt Reliability Council (“RRC”), including a governance structure, that will be responsible for adoption and enforcement of uniform reliability standards and integrated transmission resource planning. Chugach and the other utilities provided GDS’s final recommendation of the RRC to the RCA in May 2018. During the fourth quarter of 2018, the utilities reviewed and adopted the memorandum of understanding.

During 2019, the utilities engaged non-utility stakeholders in the MOU process and revised the MOU to take into account non-utility stakeholder concerns. In December 2019, the utilities submitted this revised MOU detailing the formation of an RRC to the RCA.

In March 2019, the RCA issued an order requesting comments on proposed legislative language which would authorize the RCA to designate or develop an Electric Reliability Organization (“ERO”). Chugach submitted comments seeking to delay adoption until the RRC Governance Board could be formed but continued to work with the RCA, Railbelt utilities and stakeholders to draft acceptable legislation. This legislation took form in Alaska Senate Bill 123 (“SB 123”).

SB 123 provides for the creation and regulation of an ERO. On April 29, 2020, the Governor of Alaska signed the bill, which in part requires the RCA to adopt rules to form and regulate EROs. It is anticipated that the RRC will apply to be the regional ERO for the Railbelt, be selected by the RCA in late 2020, and should be functional by mid-2022.

In June 2020, the RCA opened three regulatory dockets (R-20-001, 002, 003) to address ERO regulations. Chugach, in coordination with the other utilities and some non-utility stakeholders, is participating in each of these dockets. In a parallel effort, the RRC is being formed. The RRC Implementation Committee is now nearly fully formed, and consists of representatives of the six Railbelt utilities, Alaska Energy Authority (“AEA”), two independent power provider representatives, and a consumer advocacy seat, two non-affiliated members with the Chair of the RCA and a representative from the Regulatory Affairs and Public Advocacy Office (“RAPA”) of the Attorney General. This group is working to develop the foundational documents for the RRC, e.g., Articles of Incorporation, bylaws, code of conduct, etc.

In March 2018, the Alaska Intertie Management Committee (“IMC”) completed the development of the Railbelt Reliability Standards and submitted them to the RCA on April 5, 2018. These reliability standards are based on North American Electric Reliability Corporation (“NERC”) standards, modified to meet the unique circumstances of the relatively small and islanded Railbelt Grid. The standards govern the secure operation of the Railbelt Electric Grid and will be adopted for the further development, administration and enforcement by the ERO.

Additionally, in June 2016, in response to RCA Docket I-16-002, Railbelt Utility Information Technology and Operations Technology leadership began meeting to discuss Railbelt Cybersecurity. The Railbelt Utilities Managers group designated the Cybersecurity Working Group to review industry standards and provide a statement of work to develop Railbelt Cybersecurity Standards. In June 2018, Chugach posted a Request for Proposal to hire a consultant to write the standards. A final draft was presented to the Railbelt Utility Managers on February 14, 2019. On July 10, 2019, a status was provided to the RCA from the Railbelt Utility Managers announcing the completion of Alaska Critical Infrastructure Protection (“AKCIP”) Cybersecurity Standards, and collective agreement to adopt them effective January 1, 2020, and implement them according to the implementation schedules contained in the specific standards. The standards will also be adopted for further development, administration and enforcement by the ERO.

Earthquake

On November 30, 2018, a 7.1 magnitude earthquake jolted Southcentral Alaska. The epicenter was located approximately 10 miles northeast of Anchorage and resulted in significant damage throughout the area. While approximately 21,000 of Chugach’s members lost power, the number of members without power was reduced to less than 70 within 12 hours. On January 31, 2019, the President declared the earthquake a federal disaster. Chugach has applied for Federal Emergency Management Agency (“FEMA”) assistance as we continue to assess and repair any damages on our system due to the earthquake. At June 30, 2020, costs associated with system-wide repairs and damages were $2.1 million, with $0.4 million received from FEMA during the first six months of 2020. No FEMA funds were received during 2019. At this time, Chugach does not anticipate this event to have a material impact on our financial condition, results of operations, and cash flows.

Fuel Supply

Chugach actively manages its fuel supply needs and currently has contracts in place to meet up to 100% of its anticipated needs through March 2028. Chugach continues its efforts to secure long-term reliable gas supply solutions and encourages new development and continued investment in Cook Inlet. The DNR published a study in March 2018, “Cook Inlet Natural Gas Availability,” to provide an estimate of additional Cook Inlet gas that could be recovered through additional investment and how long Cook Inlet gas production can continue to meet existing demand levels. The 2018 DNR study concluded there is potentially 500-800 Bcf of additional gas to be developed at the economical price range of $6-8/Mcf (real 2016 dollars); however, at a price greater than $12/Mcf as much as 800-1,000 Bcf could be developed. The 2018 DNR study also concluded there was sufficient Cook Inlet gas to satisfy the current demand of 80 Bcf/year to meet the demand until around 2030, under the assumptions and simplifications used therein. The 2018 DNR study did not attempt to forecast Cook Inlet gas prices. The 2015 DNR study estimated there are 1,183 Bcf of proved and probable reserves remaining in Cook Inlet’s legacy fields. The 2015 DNR estimate did not include reserves from a large gas field developed by Furie and another developed by BlueCrest Alaska Operating, LLC. Furie constructed an offshore gas production platform, Julius R, in 2015 and achieved production. The platform and other production facilities are designed for up to 200 million cubic feet (MMcf) per day. Chugach continues to explore other alternatives to diversify its portfolio.

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

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins decreased $0.3 million, or 18.4%, during the second quarter of 2020 compared to the second quarter of 2019, primarily due to increases in production and distribution expense, which was somewhat offset by an increase in operating revenue.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $1.3 million, or 2.7%, during the second quarter of 2020 compared to the second quarter of 2019. Retail revenue increased $2.3 million, or 5.2%, and wholesale revenue increased $0.1 million, or 7.7%, during the second quarter of 2020 compared to the second quarter of 2019, primarily due to higher rates. The increase in energy sales to residential customers as a result of the COVID-19 pandemic were more than offset by the decrease in energy sales to commercial customers.

Economy revenue did not materially change during the second quarter of 2020 compared to the second quarter of 2019.

Miscellaneous revenue decreased $1.1 million, or 52.4%, during the second quarter of 2020 compared to the second quarter of 2019, primarily due to lower wheeling revenue.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to Seward contributed approximately $0.3 million to Chugach’s fixed costs for each of the quarters ended June 30, 2020, and 2019.

See “ITEM 1 – FINANCIAL STATEMENTS – Note 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS,” for a table showing the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ended June 30, 2020, and 2019.

The following table summarizes kWh sales for the quarter ended June 30:

Customer	2020 kWh	2019 kWh

Retail	232,916,603	241,658,706
Wholesale	13,324,059	14,081,270
Economy Energy	0	103,400
Total	246,240,662	255,843,376

From the second quarter of 2019 to the second quarter of 2020, base demand and energy rates increased 8.0% to retail and 7.9% to Seward, respectively. The rate changes result from Chugach’s SRF process.

Total operating expenses increased $1.0 million, or 2.3%, in the second quarter of 2020 compared to the second quarter of 2019, primarily due to higher production expense.

Fuel expense did not materially change in the second quarter of 2020 compared to the second quarter of 2019. However, less fuel was purchased for production and at a lower average effective delivered price. In the second quarter of 2020, Chugach purchased, for our own generation, 1,342,893 Mcf of fuel, excluding 162,321 Mcf recorded as purchased power, at an average effective delivered price of $8.28 per Mcf. This calculation does not include fuel produced at BRU, nor does it include fuel purchased for MEA and ML&P power plants and recorded as purchased power. In the second quarter of 2019, Chugach purchased, for our own generation, 1,398,790 Mcf, excluding 384,737 Mcf recorded as purchased power, at an average effective delivered price of $8.31 per Mcf.

Production expense increased $0.5 million, or 11.3%, in the second quarter of 2020 compared to the second quarter of 2019, primarily due to maintenance costs associated with the Beluga Power Plant and Southcentral Power Project.

Purchased power expense increased $0.9 million, or 17.8%, in the second quarter of 2020 compared to the second quarter of 2019, primarily due to more energy purchased and at a higher price. In the second quarter of 2020, Chugach purchased 67,599 MWh of energy at an average effective price of 7.13 cents per kWh. In the second quarter of 2019, Chugach purchased 64,436 MWh of energy at an average effective price of 6.00 cents per kWh.

Transmission did not materially change in the second quarter of 2020 compared to the second quarter of 2019.

Distribution expense increased $0.6 million, or 15.1%, in the second quarter of 2020 compared to the second quarter of 2019, primarily due to an increase in vegetation control expenses.

Consumer accounts expense did not materially change in the second quarter of 2020 compared to the same quarter of 2019.

Administrative, general and other expense decreased $0.6 million, or 9.4%, in the second quarter of 2020 compared to the second quarter of 2019, primarily due to a decrease in travel and education caused by travel restrictions as a result of the COVID-19 pandemic, as well as lower labor expense.

Depreciation and amortization, interest on long-term debt and other, and interest charged to construction did not materially change in the second quarter of 2020 compared to the second quarter of 2019.

Non-operating margins did not materially change in the second quarter of 2020 compared to the second quarter of 2019.

Current Year to Date versus Prior Year to Date

Assignable margins increased $2.9 million, or 436.2%, during the first half of 2020 compared to the first half of 2019, primarily due to increased operating revenue, which was somewhat offset by increases in production and distribution expenses.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $5.3 million, or 5.1%, in the first half of 2020 compared to the same period of 2019. This increase was primarily due to an increase in energy sales and higher base rates, as well as higher purchased power costs recovered through the fuel and purchased power adjustment process.

Retail revenue increased $6.1 million, or 6.3%, in the first half of 2020 compared to the same period of 2019, due to increase in energy sales and higher base rates, as well as higher purchased power costs recovered through the fuel and purchased power adjustment process.

Wholesale revenue increased $0.2 million, or 7.1%, in the first half of 2020 compared to the same period of 2019, due to increased purchased power costs recovered through the fuel and purchased power adjustment process.

Economy revenue did not materially change in the first half of 2020 compared to the same period of 2019.

Miscellaneous revenue decreased $1.0 million, or 28.6%, in the first half of 2020 compared to the same period of 2019, due to lower wheeling revenue.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to Seward contributed approximately $0.7 million to Chugach’s fixed costs for the six months ended June 30, 2020, and 2019.

See “ITEM 1 – FINANCIAL STATEMENTS – Note 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS,” for a table showing the base rate sales and fuel and purchased power revenue by customer class that is included in revenue for the six months ending June 30, 2020 and 2019.

The following table summarizes kWh sales for the six months ended June 30:

Customer	2020 kWh	2019 kWh

Retail	533,355,287	527,672,707
Wholesale	29,447,750	28,221,846
Economy Energy	0	103,400
Total	562,803,037	555,997,953

In the first half of 2020, base demand and energy rates charged to retail customers increased 1.5% and 3.1% to the wholesale customer, Seward. The rate changes result from Chugach’s SRF process.

Total operating expenses increased $2.1 million, or 2.2%, in the first half of 2020 compared to the same period of 2019, primarily due to higher production, purchased power and distribution expense, which was somewhat offset by lower fuel and transmission expense.

Fuel expense decreased $0.8 million, or 2.9%, in the first half of 2020 compared to the same period of 2019, primarily due to a decrease in fuel consumed as a result of an increase in power purchased. In the first half of 2020, Chugach purchased, for our own generation, 3,003,900 Mcf of fuel, excluding 457,120 Mcf recorded as purchased power, at an average effective delivered price of $8.26 per Mcf. This calculation does not include fuel produced at BRU, nor does it include fuel purchased for MEA and ML&P power plants and recorded as purchased power. In the first half of 2019, Chugach purchased, for our own generation, of 3,100,377 Mcf, excluding 384,737 Mcf recorded as purchased power, at an average effective delivered price of $8.21 per Mcf.

Production expense increased $1.6 million, or 16.4% in the first half of 2020 compared to the same period of 2019, primarily due to maintenance associated with Beluga Units 1 and 2.

Purchased power expense increased $1.3 million, or 11.4%, in the first half of 2020 compared to the same period of 2019, primarily due to an increase in energy purchased, which was somewhat offset by a lower average effective price. In the first half of 2020, Chugach purchased 161,083

MWh of energy at an average effective price of 7.00 cents per kWh. In the first half of 2019, Chugach purchased 138,754 MWh of energy at an average effective price of 7.13 cents per kWh.

Transmission expense decreased $0.7 million, or 16.5%, in the first half of 2020 compared to the same period of 2019, primarily due to decreased expense labor associated with earthquake assessment and repair that occurred during 2019.

Distribution expense increased $0.6 million, or 7.5%, in the first half of 2020 compared to the same period in 2019, primarily due to costs associated with vegetation control.

Consumer accounts expense, administrative, general and other expense, interest on long-term debt and other, and interest charged to construction did not materially change in the first half of 2020 compared to the same period of 2019.

Non-operating margins decreased $0.3 million, or 64.6%, in the first half of 2020 compared to the same period of 2019, primarily due to the change in market value of marketable securities.

Financial Condition

Assets

Total assets did not materially change from December 31, 2019, to June 30, 2020. Decreases in net utility plant, cash, cash equivalents and restricted cash equivalents,  fuel cost under-recovery and accounts receivable were offset by increases in fuel stock and deferred charges. Net utility plant decreased $2.6 million, or 0.4%, primarily due to depreciation exceeding construction work in progress. Cash, cash equivalents and restricted cash equivalents decreased $3.8 million, or 43.9%, primarily due to the timing of collections and payments.  Fuel cost under-recovery decreased $0.9 million, or 62.4%, due to the collection of the prior period’s fuel and purchased power costs through the fuel and purchased power adjustment process. Account receivable decreased $4.9 million, or 16.4%, primarily due to a decrease in energy sales from winter to summer. Fuel stock increased $1.5 million, or 11.9%, due to more fuel injected into the fuel storage facility than withdrawn for generation. Deferred charges increased $6.3 million, or 13.8%, primarily due to costs associated with the ML&P acquisition.

Liabilities and Equity

Total liabilities, equities and margins did not materially change from December 31, 2019, to June 30, 2020. Decreases in long-term obligations were offset by increases in patronage capital, commercial paper, cost of removal obligation and salaries, wages and benefits.  Long-term obligations, including current installments, decreased $25.0 million, or 4.9%, primarily due to principal paid in March 2020 on our debt.  Patronage capital increased $2.9 million, or 1.6%, due to the assignable margins earned during the first six months of 2020. Commercial paper increased $17.0 million, or 70.8%, primarily due to the payment of principal and interest on our debt. Cost of removal obligation increased $1.9 million, or 3.0%, due to the accrual of removal costs included in depreciation. Salaries, wages and benefits increased $1.1 million, or 15.0%, primarily due to the timing of pay periods.

LIQUIDITY AND CAPITAL RESOURCES

Summary

Chugach ended the first six months of 2020 with $4.8 million of cash, cash equivalents, and restricted cash equivalents down from $8.6 million at December 31, 2019. Chugach had $0.2 million in marketable securities at June 30, 2020, and at December 31, 2019. Chugach utilized its $50.0 million line of credit maintained with NRUCFC in the first three months of 2020, but subsequently rolled the balance to the commercial paper backstop facility. Therefore, there was no outstanding balance and the available borrowing capacity was $50.0 million at June 30, 2020. Chugach had a $41.0 million outstanding commercial paper and no balance outstanding on the senior unsecured credit facility used to backstop the commercial paper program, thus the available borrowing capacity under this facility at June 30, 2020, was $259.0 million.

Cash equivalents consist of all highly liquid debt instruments, with a maturity of three months or less when purchased, and a concentration account with First National Bank Alaska (“FNBA”).

Cash Flows

The following table summarizes Chugach’s cash flows from operating, investing and financing activities for the six months ended June 30, 2020, and 2019.

	2020	2019
Total cash provided by (used in):
Operating activities	$15,976,598	$16,600,906
Investing activities	(13,385,439)	(12,666,387)
Financing activities	(6,381,044)	(7,830,656)
Increase (decrease) in cash and cash equivalents	$(3,789,885)	$(3,896,137)

Operating Activities

Cash provided by operating activities was $16.0 million for the six months ended June 30, 2020, compared with $16.6 million for the six months ended June 30, 2019. The decrease in cash provided by operating activities was primarily due to an increase in cash used for deferred charges associated with the pending acquisition. More cash provided by fuel recovery through the fuel and purchased power adjustment process was offset by more cash used for fuel stock.

Deferred charges associated with the ML&P acquisition and integration for the six months ended June 30, 2020, was $7.5 million and is estimated to be $26.0 million for the full year. Deferred charges associated with extraordinary COVID-19 costs for the same period was $1.2 million.

Investing Activities

Cash used in investing activities was $13.4 million for the six months ended June 30, 2020, compared with $12.7 million for the six months ended June 30, 2019. The change in cash used in investing activities was primarily due to the extension and replacement of plant caused by less construction activity during the six months ended June 30, 2020, compared to the same period in 2019.

Capital construction through June 30, 2020, was $13.4 million and is estimated to be $15.6 million for the full year. Capital improvement expenditures are expected to continue during the third quarter as the construction season carries on.

Financing Activities

Cash used in financing activities was $6.4 million for the six months ended June 30, 2020, compared with $7.8 million for the six months ended June 30, 2019. The decrease in cash used in financing activities was primarily due to less cash required for patronage capital retirements, which was somewhat offset by a decrease in cash provided by short-term obligations..

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

At June 30, 2020, there was no outstanding balance on the NRUCFC line of credit and $41.0 million of outstanding commercial paper. Therefore, at June 30, 2020, the available borrowing capacity under Chugach’s line of credit with NRUCFC was $50.0 million and the available commercial paper capacity was $259.0 million.

Commercial paper can be repriced between one day and 397 days. The average commercial paper balance for the six months ended June 30, 2020, was $23.1 million with a corresponding weighted average interest rate of 1.37%. The maximum amount of outstanding commercial paper for the six months ended June 30, 2020, was $41.0 million.

The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding monthly weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate
January	$20.0	1.84%
February	$15.9	1.75%
March	$10.7	1.75%
April	$9.6	0.93%
May	$41.0	0.63%
June	$41.0	0.30%

Chugach re-entered the commercial paper market on April 24, 2020, and expects to continue issuing commercial paper in 2020, as needed.

At June 30, 2020, Chugach had a term loan facility with CoBank. Loans made under these facilities are evidenced by the 2016 CoBank Note, which is governed by the Second and Amended and Restated Master Loan Agreement dated June 30, 2016, as amended November 26, 2019, and secured by the Indenture.

At June 30, 2020, Chugach had the following outstanding with this facility:

	Principal Balance	Interest Rate at June 30, 2020	Maturity Date	Principal Payment Dates
2016 CoBank Note	$32,376,000	2.58%	2031	2020-2031

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

Chugach management continues to expect that cash flows from operations and external funding sources, including additional short-term or commercial paper borrowings, will be sufficient to cover operational, financing and capital funding requirements in 2020 and thereafter.

CRITICAL ACCOUNTING POLICIES

As of June 30, 2020, there have been no significant changes in Chugach’s critical accounting policies as disclosed in Chugach’s 2019 Annual Report on Form 10-K. This includes policies regarding electric utility regulation.

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

Interest Rate Risk

At June 30, 2020, short- and long-term debt was comprised of the 2011, 2012, 2017, and 2019 Series A Bonds, the 2016 CoBank Note and the outstanding balance of commercial paper.

The interest rates of the 2011, 2012, 2017, and 2019 Series A Bonds, and 2016 CoBank Note are fixed and set forth in the table below with the carrying value and fair value (dollars in thousands) at June 30, 2020.

	Maturing	Interest Rate	Carrying Value	Fair Value
2011 Series A, Tranche A	2031	4.20%	$49,500	$52,930
2011 Series A, Tranche B	2041	4.75%	129,500	149,737
2012 Series A, Tranche A	2032	4.01%	45,000	47,890
2012 Series A, Tranche B	2042	4.41%	67,000	79,691
2012 Series A, Tranche C	2042	4.78%	50,000	58,959
2017 Series A, Tranche A	2037	3.43%	34,000	35,471
2019 Series A, Tranche A	2049	3.86%	75,000	80,893
2016 CoBank Note	2031	2.58%	32,376	32,502
Total			$482,376	$538,073

Chugach is exposed to market risk from changes in interest rates associated with its senior unsecured credit facility. Chugach’s credit facilities’ interest rates may be reset due to fluctuations in a market-based index, or the base rate or prime rate of our lenders. At June 30, 2020, Chugach had $41.0 million outstanding of commercial paper. Based on this balance a 100 basis-point rise in interest rates would increase our interest expense by approximately $0.4 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Chugach’s internal controls over financial reporting identified in connection with the evaluation that occurred during the second quarter of 2020 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

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

Prior to COVID-19, Chugach's uncollectible expenses has been immaterial, averaging 0.10% of retail revenue for the 3-year period 2017-2019. As expected, we are beginning to see an increase, which we are monitoring. Our commercial customers are required to maintain deposits. Based on our analysis, we have seen an increase in residential sales and a decrease in commercial sales and our receivable balances and delinquencies have increased. In addition, we believe that not disconnecting customers will continue to affect cash flows. We will continue to monitor this information, along with the impact 2020 temperatures have on our sales levels. Additionally, we are working with our commercial customers to ensure that they are aware of all state and federal assistance programs.

Senate Bill 241, recently approved by the State of Alaska Governor, allows utilities to set up regulatory assets for residential bad debts and extraordinary expenses associated with COVID-19. At June 30, 2020, the Chugach’s regulatory asset associated with COVID-19 was $1.2 million. In addition, Chugach has available liquidity resources with a $300 million backstopped commercial paper program and a $50 million line of credit with NRUCFC.

For information regarding additional risk factors, refer to Item 1A of Chugach’s Annual Report on Form 10-K for the year ended December 31, 2019. Except as noted above, these risk factors have not materially changed as of June 30, 2020.

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Lee D. Thibert
Lee D. Thibert
Chief Executive Officer

By:	/s/ Sherri L. Highers
Sherri L. Highers
Chief Financial Officer

Date:	August 14, 2020