Form 10-Q
period 2020-09-30
CHUGACH ELECTRIC ASSOCIATION INC
filed 2020-11-16
CIK 878004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2020

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements and notes to the unaudited financial statements of Chugach as of and for the quarter ended September 30, 2020, follow.

Chugach Electric Association, Inc.

Consolidated Balance Sheets

	(Unaudited)
Assets	September 30, 2020	December 31, 2019

Utility plant:
Electric plant in service	$1,256,536,830	$1,242,523,092
Construction work in progress	19,333,335	16,966,608
Total utility plant	1,275,870,165	1,259,489,700
Less accumulated depreciation	(573,676,368)	(556,209,740)
Net utility plant	702,193,797	703,279,960

Other property and investments, at cost:
Nonutility property	76,889	76,889
Operating lease right-of-use assets	803,399	958,111
Financing lease right-of-use assets	9,337	0
Investments in associated organizations	7,788,788	8,148,426
Special funds	2,721,824	2,603,505
Restricted cash equivalents	64,310	108,000
Long-term prepayments	313,979	0
Total other property and investments	11,778,526	11,894,931

Current assets:
Cash and cash equivalents	3,438,865	7,271,820
Special deposits	58,300	54,300
Restricted cash equivalents	500,376	1,244,155
Marketable securities	197,079	194,183
Fuel cost under-recovery	0	1,445,753
Accounts receivable, net	26,087,945	30,120,230
Materials and supplies	17,260,186	18,014,480
Fuel stock	18,537,752	12,250,567
Prepayments	4,219,390	2,699,308
Other current assets	284,579	235,132
Total current assets	70,584,472	73,529,928

Other non-current assets:
Deferred charges, net	56,325,132	45,880,452
Total other non-current assets	56,325,132	45,880,452

Total assets	$840,881,927	$834,585,271

Continued)

Chugach Electric Association, Inc.

Consolidated Balance Sheets (continued)

	(Unaudited)

Liabilities, Equities and Margins	September 30, 2020	December 31, 2019

Equities and margins:
Memberships	$1,797,622	$1,776,592
Patronage capital	179,804,924	177,380,964
Other	15,372,809	15,309,357
Total equities and margins	196,975,355	194,466,913

Long-term obligations, excluding current installments:
Bonds payable	429,683,330	449,999,997
Notes payable	27,816,000	30,552,000
Less unamortized debt issuance costs	(2,638,644)	(2,684,537)
Operating lease liabilities	597,553	738,713
Financing lease liabilities	7,818	0
Total long-term obligations	455,466,057	478,606,173

Current liabilities:
Current installments of long-term obligations	24,175,424	27,056,065
Commercial paper	53,000,000	24,000,000
Accounts payable	10,410,487	8,316,375
Consumer deposits	3,758,075	4,294,770
Fuel cost over-recovery	399,137	0
Accrued interest	1,983,722	5,717,759
Salaries, wages and benefits	8,745,066	7,387,746
Fuel	6,604,084	6,765,881
Undergrounding ordinance liability	10,580,312	10,001,492
Other current liabilities	572,361	2,625,516
Total current liabilities	120,228,668	96,165,604

Other non-current liabilities:
Deferred compensation	1,593,511	1,775,759
Other liabilities, non-current	664,194	398,790
Deferred liabilities	875,250	903,870
Cost of removal obligation / asset retirement obligation	65,078,892	62,268,162
Total other non-current liabilities	68,211,847	65,346,581

Total liabilities, equities and margins	$840,881,927	$834,585,271

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Operating revenues	$48,256,909	$51,621,006	$156,951,285	$154,988,332

Operating expenses:
Fuel	12,783,124	14,965,286	39,505,465	42,492,081
Production	4,820,019	5,413,218	15,927,402	14,955,404
Purchased power	4,182,246	5,604,965	17,299,313	17,375,966
Transmission	1,792,807	1,714,765	5,153,979	5,737,548
Distribution	4,272,121	3,798,319	12,254,227	11,222,797
Consumer accounts	1,801,686	1,763,799	5,391,441	5,230,360
Administrative, general and other	5,724,601	5,421,364	18,245,094	18,367,731
Depreciation and amortization	8,056,276	7,902,172	23,969,958	23,452,921
Total operating expenses	$43,432,880	$46,583,888	$137,746,879	$138,834,808

Interest expense:
Long-term debt and other	5,404,658	5,721,820	16,525,839	16,868,856
Charged to construction	(73,441)	(68,457)	(216,766)	(253,514)
Interest expense, net	$5,331,217	$5,653,363	$16,309,073	$16,615,342
Net operating margins	$(507,188)	$(616,245)	$2,895,333	$(461,818)

Nonoperating margins:
Interest income	89,301	130,336	282,447	442,151
Allowance for funds used during construction	29,376	30,891	86,705	114,398
Capital credits, patronage dividends and other	23,278	(13,018)	(44,963)	105,739
Total nonoperating margins	$141,955	$148,209	$324,189	$662,288

Assignable margins	$(365,233)	$(468,036)	$3,219,522	$200,470

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Changes in Equities and Margins

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Memberships:
Balance at beginning of period	$1,789,017	$1,761,182	$1,776,592	$1,748,172
Memberships and donations received	8,605	8,370	21,030	21,380
Balance at end of period	$1,797,622	$1,769,552	$1,797,622	$1,769,552
Other equities and margins:
Balance at beginning of period	15,353,158	15,079,726	15,309,357	14,952,925
Unclaimed capital credits retired	(24,056)	(3,017)	(37,852)	(8,935)
Memberships and donations received	43,707	218,651	101,304	351,370
Balance at end of period	$15,372,809	$15,295,360	$15,372,809	$15,295,360
Patronage capital:
Balance at beginning of period	182,281,350	173,370,711	177,380,964	177,823,597
Assignable margins	(365,233)	(468,036)	3,219,522	200,470
Retirement/net transfer of capital credits	(2,111,193)	(397,665)	(795,562)	(5,519,057)
Balance at end of period	$179,804,924	$172,505,010	$179,804,924	$172,505,010
Total equities and margins	$196,975,355	$189,569,922	$196,975,355	$189,569,922

See accompanying notes to financial statements.

Chugach Electric Association, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Assignable margins	$3,219,522	$200,470
Adjustments to reconcile assignable margins to net cash provided by operating activities:
Depreciation and amortization	23,969,958	23,452,921
Amortization and depreciation cleared to operating expenses	5,235,189	5,432,733
Allowance for funds used during construction	(86,705)	(114,398)
Write off of inventory, deferred charges and projects	249,407	543,364
Other	56,329	(100,730)
(Increase) decrease in assets:
Accounts receivable, net	3,824,962	5,557,144
Fuel cost under-recovery	1,445,753	(325,339)
Materials and supplies	750,813	(1,324,947)
Fuel stock	(6,287,185)	2,729,133
Prepayments	(1,834,061)	(2,151,564)
Other assets	(53,447)	(42,295)
Deferred charges	(13,956,821)	(9,269,406)
Increase (decrease) in liabilities:
Accounts payable	187,318	(610,255)
Consumer deposits	(536,695)	(102,065)
Fuel cost over-recovery	399,137	(3,388,295)
Accrued interest	(3,734,037)	(3,620,855)
Salaries, wages and benefits	1,357,320	143,216
Fuel	(161,797)	676,034
Other current liabilities	(1,787,751)	(2,241,684)
Deferred liabilities	(20,850)	13,483
Net cash provided by operating activities	12,236,359	15,456,665
Cash flows from investing activities:
Return of capital from investment in associated organizations	359,638	421,899
Investment in special funds	(318,269)	(275,328)
Investment in marketable securities and investments-other	(4,921)	(213,510)
Proceeds from the sale of marketable securities	0	6,437,508
Extension and replacement of plant	(22,758,750)	(26,286,728)
Net cash used in investing activities	(22,722,302)	(19,916,159)
Cash flows from financing activities:
Payments for debt issue costs	(155,644)	(505,065)
Net increase (decrease) in short-term obligations	29,000,000	(44,000,000)
Proceeds from long-term obligations	0	75,000,000
Repayments of long-term obligations	(25,924,667)	(25,810,667)
Memberships and donations received	84,482	363,815
Retirement of patronage capital and estate payments	(795,562)	(6,981,015)
Proceeds from consumer advances for construction	3,656,910	3,217,997
Repayments of consumer advances for construction	0	(1,112)
Net cash provided by financing activities	5,865,519	1,283,953
Net change in cash, cash equivalents, and restricted cash equivalents	(4,620,424)	(3,175,541)
Cash, cash equivalents, and restricted cash equivalents at beginning of period	$8,623,975	$7,428,969
Cash, cash equivalents, and restricted cash equivalents at end of period	$4,003,551	$4,253,428
Supplemental disclosure of non-cash investing and financing activities:
Cost of removal obligation	$2,810,730	$(1,721,655)
Extension and replacement of plant included in accounts payable	$3,272,742	$1,161,430
Supplemental disclosure of cash flow information - interest expense paid, net of amounts capitalized	$19,157,026	$19,827,103

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

Chugach has three Collective Bargaining Agreements (“CBAs”) with the International Brotherhood of Electrical Workers  (“IBEW”), representing approximately 70% of its workforce. Chugach also has an agreement with the Hotel Employees and Restaurant

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Employees (“HERE”). All three IBEW CBAs were effective through June 30, 2021, however, on October 30, 2020, with the closing of the ML&P acquisition, were extended through June 30, 2025, and provide for wage increases in all years and include health and welfare premium cost sharing provisions. The HERE contract is effective through June 30, 2021,  and provides for wage, pension contribution, and health and welfare contribution increases in all years.

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

c. Income Taxes

Chugach is exempt from federal income taxes under the provisions of Section 501(c)(12) of the Internal Revenue Code and for the nine month periods ended September 30, 2020, and 2019, was in compliance with that provision.

Chugach applies a more-likely-than-not recognition threshold for all tax uncertainties. FASB ASC 740, “Topic 740 – Income Taxes,” only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. Chugach’s management reviewed Chugach’s tax positions and

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$3,438,865	$7,271,820
Restricted cash equivalents	500,376	1,244,155
Restricted cash equivalents included in other property and investments	64,310	108,000
Total cash, cash equivalents and restricted cash equivalents shown in the consolidated statements of cash flows	$4,003,551	$8,623,975

Restricted cash equivalents include funds on deposit for future workers’ compensation claims. Restricted assets, including cash equivalents, are recognized on Chugach’s Consolidated Balance Sheet when they are restricted as to withdrawal or usage.

e. Marketable Securities

Chugach’s marketable securities consist of bond mutual funds, corporate bonds, and certificates of deposit with a maturity less than 12 months, classified as trading securities, reported at fair value with gains and losses in earnings. Interest and dividend income from marketable securities is included in nonoperating margins – interest income, and was $39.9 thousand and $103.9 thousand at September 30, 2020, and 2019, respectively. Net gains and losses on marketable securities are included in nonoperating margins – capital credits, patronage dividends and other, and are summarized as follows:

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Net gains and (losses) recognized during the period on trading securities	$(2,025)	$98,657
Less: Net gains and (losses) recognized during the period on trading securities sold during the period	0	98,495
Unrealized gains and (losses) recognized during the reporting period on trading securities still held at the reporting date	$(2,025)	$162

f. Accounts Receivable

Included in accounts receivable are amounts invoiced to ML&P for their proportionate share of current Southcentral Power Project (“SPP”) costs, which amounted to $1.8 million and $1.0 million at September 30, 2020, and December 31, 2019, respectively.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

g. Fuel Stock

Fuel stock is the weighted average cost of fuel injected into Cook Inlet Natural Gas Storage, LLC (“CINGSA”). Chugach’s fuel balance in storage amounted to $18.5 million and $12.3 million at September 30, 2020, and December 31, 2019, respectively.

h. Investments in Associated Organizations

Chugach’s investments in associated organizations are considered equity securities without readily determinable fair values, and as such are measured at cost minus impairment, if any. There were no impairments of these investments recognized during the nine months ended September 30, 2020, or 2019.

4.      REVENUE FROM CONTRACTS WITH CUSTOMERS

a. Nature of goods and services

The following is a description of the contracts and customer classes from which Chugach generates revenue.

i. Energy Sales

Energy sales revenues are Chugach’s primary source of revenue, representing approximately 97.7% and 96.8% of total operating revenue during the nine months ended September 30, 2020, and 2019, respectively. Energy sales revenues are recognized upon delivery of electricity, based on billing rates authorized by the RCA, which are applied to customers’ usage of electricity. Chugach’s rates are established, in part, on test period sales levels that reflect actual operating results. Chugach's tariffs include provisions for the recovery of gas costs according to gas supply contracts and costs associated with the BRU operations, as well as purchased power costs.

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

(Unaudited)

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

Chugach calculates unbilled revenue, for residential and commercial customers, at the end of each month to ensure the recognition of a full month of revenue. Chugach accrued $7,977,228 and $8,271,054 of unbilled retail revenue at September 30, 2020, and 2019, respectively, which is included in accounts receivable on the balance sheet. Revenue derived from wholesale and economy customers is recorded from metered locations on a calendar month basis, so no unbilled estimation is required.

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

ii. Wheeling

Wheeling represented 1.5% and 2.0% of our revenue during the nine months ended September 30, 2020, and 2019, respectively. Wheeling was recorded through the wheeling of energy across Chugach’s transmission lines at rates set by utility tariff and approved by the RCA. The rates are applied to MWh of energy wheeled. The collectability of wheeling is very high, with no adjustment required.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

iii. Other Miscellaneous Services

Other miscellaneous services consist of various agreements including dispatch service and gas transfer agreements, pole rentals and microwave bandwidth. Revenue from these agreements is billed monthly and represented 0.8% and 1.2% of our total operating revenue during the nine months ended September 30, 2020, and 2019, respectively. The revenue recognized from these agreements is recorded as the service is provided over a period of time. The collectability of these agreements is very high, with no adjustment required.

b. Disaggregation of Revenue

The table below details the revenue recognized by customer class and disaggregates base revenue from fuel and purchased power revenue recognized in the Consolidated Statement of Operations for the third quarter of 2020 and 2019 (in millions).

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2020	2019	% Variance	2020	2019	% Variance	2020	2019	% Variance
Retail	$30.8	$29.9	3.0%	$15.1	$18.6	(18.8%)	$45.9	$48.5	(5.4%)
Wholesale	$0.5	$0.6	(16.7%)	$0.8	$1.0	(20.0%)	$1.3	$1.6	(18.8%)
Economy	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%
Total Energy Sales	$31.3	$30.5	2.6%	$15.9	$19.6	(18.9%)	$47.2	$50.1	(5.8%)
Wheeling	$0.0	$0.0	0.0%	$0.7	$0.8	(12.5%)	$0.7	$0.8	(12.5%)
Other	$0.4	$0.7	(42.9%)	$0.0	$0.0	0.0%	$0.4	$0.7	(42.9%)
Total Miscellaneous	$0.4	$0.7	(42.9%)	$0.7	$0.8	(12.5%)	$1.1	$1.5	(26.7%)
Total Revenue	$31.7	$31.2	1.6%	$16.6	$20.4	(18.6%)	$48.3	$51.6	(6.4%)

The table below details the revenue recognized by customer class and disaggregates base revenue from fuel and purchased power revenue recognized in the Consolidated Statement of Operations for the nine months ended September 30, 2020, and 2019 (in millions).

	Base Rate Sales Revenue			Fuel and Purchased Power Revenue			Total Revenue
	2020	2019	% Variance	2020	2019	% Variance	2020	2019	% Variance
Retail	$98.1	$91.9	6.7%	$51.0	$53.7	(5.0%)	$149.1	$145.6	2.4%
Wholesale	$1.7	$1.6	6.2%	$2.6	$2.7	(3.7%)	$4.3	$4.3	(0.0%)
Economy	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%	$0.0	$0.0	0.0%
Total Energy Sales	$99.8	$93.5	6.7%	$53.6	$56.4	(5.0%)	$153.4	$149.9	2.3%
Wheeling	$0.0	$0.0	0.0%	$2.4	$3.1	(22.6%)	$2.4	$3.1	(22.6%)
Other	$1.2	$1.9	(36.8%)	$0.0	$0.1	(100.0%)	$1.2	$2.0	(40.0%)
Total Miscellaneous	$1.2	$1.9	(36.8%)	$2.4	$3.2	(25.0%)	$3.6	$5.1	(29.4%)
Total Revenue	$101.0	$95.4	5.9%	$56.0	$59.6	(6.0%)	$157.0	$155.0	1.3%

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

c. Contract Balances

The table below provides information about contract receivables and contract liabilities.

	September 30, 2020	December 31, 2019
Contract receivables, included in accounts receivable	$23,577,157	$26,383,976
Contract asset	0	1,445,753
Contract liabilities	2,068,938	1,839,514

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

Significant changes in the contract asset balances are as follows:

	September 30, 2020	December 31, 2019
Contract asset at beginning of period	$1,445,753	$0
Cash received, excluding amounts recognized as revenue during the period	0	1,445,753
Revenue recognized and transferred from contract asset at the beginning of the period	(1,445,753)	0
Contract asset at end of period	$0	$1,445,753

Significant changes in contract liabilities balances are as follows:

	September 30, 2020	December 31, 2019
Contract liabilities at beginning of period	$1,839,514	$5,196,426
Cash received, excluding amounts recognized as revenue during the period	1,964,010	1,839,514
Revenue recognized and transferred from contract liabilities at the beginning of the period	(1,734,586)	(5,196,426)
Contract liabilities at end of period	$2,068,938	$1,839,514

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

d. Transaction Price Allocated to Remaining Performance Obligations

The table below includes estimated revenue to be recognized during the remainder of 2020 related to performance obligations that are unsatisfied (or partially unsatisfied) at September 30, 2020.

2020
Credit balances	$1,669,801
Fuel cost over-recovery	399,137

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

(Unaudited)

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

In December 2019, the Railbelt utilities signed a Memorandum of Understanding to form an RRC. Alaska Senate Bill 123 (“SB 123”) provides for the creation and regulation of an electric reliability organization. The electric reliability organization will provide integrated resource planning and require preapproval for interconnection for some large energy facilities. On April 29, 2020, the Governor of Alaska signed the bill, with the section requiring the RCA to adopt regulations taking effect immediately. Regulations should be finalized by July 2021, with certification of the ERO, by the RCA, occurring in late 2021 or early 2022.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

On September 27, 2019, Chugach entered into an Amendment No. 1 to Asset Purchase Agreement (“APA Amendment No. 1”), Amendment No. 1 to Payment in Lieu of Taxes Agreement (“PILT Amendment No  1.”), and Amendment No. 1 to Eklutna Power Purchase Agreement (“PPA Amendment No. 1”) with the MOA. The APA Amendment No. 1 provides that the purchase price shall reflect the net book value of Municipal Light & Power assets at closing and amends related definitions. The PILT Amendment No. 1 revises the calculation of PILT to make it consistent with the APA Amendment. The PPA Amendment No. 1 defines the Eklutna PPA as a wholesale power agreement.

On October 28, 2019, Chugach, ML&P, Providence, FEA, MEA, Alaska Energy Authority, and ENSTAR Natural Gas Company, a Division of SEMCO Energy, Inc., filed a stipulation with the RCA resolving all disputed issues in these consolidated dockets (“Stipulation”). The Office of the Attorney General, Regulatory Affairs & Public Advocacy Section was not a party to the Stipulation. The RCA ordered an additional hearing to consider the Stipulation.

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

(Unaudited)

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

Chugach and MEA updated the agreement and Chugach submitted the Amended and Restated Operations Agreement for Power Pooling and Joint Dispatch (“Amended Pooling Agreement”) with the RCA on August 7, 2020.  The Amended Pooling Agreement removes certain termination provisions prior to the expiration of the 20-year term, contains clarifying language on the creation of a single load balancing area within the first year of

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

tight pool operation, recognizes the RCA’s ability to establish just and reasonable rates or rate mechanisms, and clarifies that power pool operation will begin within six months of acquisition close. The RCA subsequently issued an order that its conditions were met, allowing Chugach to close on the acquisition. On November 2, 2020, the RCA approved the Amended Pooling Agreement.

On September 30, 2020, Chugach submitted a request to the RCA to temporarily suspend its participation in the SRF process pending the completion of a general rate case. Chugach has committed and the RCA has affirmed that Chugach will file its first general rate case following the acquisition of ML&P by December 31, 2023. Chugach is planning to request RCA approval to re-enter the SRF process after completion of the rate case.

The transaction to acquire ML&P closed on October 30, 2020. Chugach also entered into a letter agreement regarding the APA with the MOA regarding certain procedural matters related to closing of the acquisition. Additionally, Chugach entered into Amendment No. 4 to the Eklutna Power Purchase Agreement dated September 23, 2020, which modified a clause pertaining to Chugach’s portion of the Eklutna Hydroelectric Project, thereby setting a timeline for the parties to come to an agreement within one (1) year of closing on the acquisition of ML&P. Chugach also entered into a side letter to the Eklutna Power Purchase Agreement with the MOA, effective October 30, 2020, addressing the terms and conditions of the interim period between the effective acquisition date of ML&P by Chugach and the effective date of the MEA Eklutna Power Purchase Agreement between the MOA and MEA. For more information, see “Note 10 – ML&P ACQUISITION” and “NOTE 14 – SUBSEQUENT EVENTS.”

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6.      DEBT

Lines of Credit

Chugach maintains a $50.0 million line of credit with National Rural Utilities Cooperative Finance Corporation (“NRUCFC”). On March 16, 2020, Chugach drew $41.0 million on this line of credit to pay the balance of commercial paper. The balance on this line of credit was subsequently paid using the senior unsecured credit facility backstopping our commercial paper program; therefore, there was no outstanding balance on this line of credit at September 30, 2020. Chugach did not utilize this line of credit during 2019, and therefore had no outstanding balance at December 31, 2019. The borrowing rate is calculated using the total rate per annum and may be fixed by NRUCFC, and  was 2.45% and 3.25% at September 30, 2020, and December 31, 2019, respectively. The NRUCFC Revolving Line Of Credit Agreement requires that Chugach, for each 12-month period, for a period of at least five consecutive days, pay down the entire outstanding principal balance. The NRUCFC line of credit expires September 29, 2022. This line of credit is immediately available for unconditional borrowing.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

commercial paper was initially paid using the NRUCFC line of credit, which was subsequently rolled over to the senior unsecured credit facility used to back the commercial paper program. The balance outstanding on our senior unsecured credit facility was $41.0 million bearing interest at 1.85% when it was paid using commercial paper on April 27, 2020.

Chugach had $53.0 million of commercial paper outstanding at September 30, 2020, and $24.0 million outstanding at December 31, 2019.

The following table provides information regarding average commercial paper balances outstanding for the quarter ended September 30, 2020, and 2019 (dollars in millions), as well as corresponding weighted average interest rates:

2020		2019
Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
$42.9	0.22%	$9.4	2.53%

Term Loans

Chugach has a term loan facility with CoBank. Loans made under this facility are evidenced by the 2016 CoBank Note, which is governed by the Amended and Restated Master Loan Agreement dated June 30, 2016 (“CoBank Loan Agreement”), as amended November 26, 2019, and secured by the Second Amended and Restated Indenture of Trust (“Indenture”). At September 30, 2020, Chugach had $315 million outstanding with CoBank.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Debt Issuance Costs

The following table outlines debt issuance costs associated with long-term obligations, excluding current installments, at September 30, 2020.

	Long-term Obligations	Unamortized Debt Issuance Costs
2011 Series A Bonds	$168,333,330	$900,167
2012 Series A Bonds	158,250,000	807,887
2017 Series A Bonds	32,000,000	170,539
2019 Series A Bonds	71,100,000	463,573
2016 CoBank Note	27,816,000	148,483
2020 Financing	0	147,995
	$457,499,330	$2,638,644

The following table outlines debt issuance costs associated with long-term obligations, excluding current installments, at December 31, 2019.

	Long-term Obligations	Unamortized Debt Issuance Costs
2011 Series A Bonds	$178,999,997	$981,692
2012 Series A Bonds	162,000,000	864,613
2017 Series A Bonds	34,000,000	178,410
2019 Series A Bonds	75,000,000	488,611
2016 CoBank Note	30,552,000	171,211
	$480,551,997	$2,684,537

7.      RECENT ACCOUNTING PRONOUNCEMENTS

Issued and adopted as of September 30, 2020:

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

(Unaudited)

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

8.      LEASES

Chugach has one financing lease and several operating leases, most of which are various land easements. Chugach has four operating leases as right-of-use assets for a building, office equipment, and substation land lease, with remaining lease terms of three months to 23 years and a weighted average lease term of 6.52 years. Chugach’s financing lease and operating lease assets are presented as operating lease right-of-use assets on the consolidated balance sheet. The current portion of financing lease and operating lease liabilities are included in current installments of long-term obligations and the long-term portion is presented as finance lease or operating lease liabilities on the consolidated balance sheet. A weighted average discount rate of 4.14% was used in calculating the right-to-use assets and lease liabilities. Chugach’s discount rate was calculated using our incremental borrowing rate based on the average borrowing rate of our long-term debt.

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

Supplemental statement of operations information associated with leases:

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$2,389	$0
Interest on lease liabilities	370	0
Operating lease cost	198,750	110,130
Variable lease cost	3,165,416	2,944,690
Total lease cost	$3,366,925	$3,054,820

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Supplemental cash flow information associated with leases:

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating leases	$190,534	$165,750
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$0	$977,096
Financing leases	$9,855	$0

Supplemental balance sheet information associated with leases:

	September 30, 2020	December 31, 2019
Operating lease right-of-use assets	$803,399	$958,111
Financing lease right-of-use assets	9,337	0
Total right-of-use assets	$812,736	$958,111
Operating lease liabilities	597,553	738,713
Financing lease liabilities	7,818	0
Current installments of lease liabilities	210,757	219,398
Total operating lease liabilities	$816,128	$958,111

Maturities associated with lease liabilities:

September 30, 2020
2020	$72,511
2021	227,429
2022	227,429
2023	227,429
2024	11,429
Thereafter	165,036
Total lease payments	931,263
Less imputed interest	115,135
Present value of lease liabilities	$816,128

9.      FAIR VALUES OF ASSETS AND LIABILITIES

Fair Value Hierarchy

In accordance with FASB ASC 820, Chugach groups its financial assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Chugach sold all marketable securities in the second quarter of 2019, using the funds for patronage capital payments to HEA and MEA. During the third quarter of 2019,  Chugach made a small investment in marketable securities. The table below presents the balance of Chugach’s marketable securities measured at fair value on a recurring basis at September 30, 2020, and December 31, 2019. Chugach’s bond mutual funds were measured using quoted prices in active markets. Chugach had no other assets or liabilities measured at fair value on a recurring basis at September 30, 2020, or at December 31, 2019.

September 30, 2020	Total	Level 1	Level 2	Level 3
Bond mutual funds	$197,079	$197,079	$0	$0

December 31, 2019	Total	Level 1	Level 2	Level 3
Bond mutual funds	$194,183	$194,183	$0	$0

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The fair value of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying value due to their short-term nature.

The estimated fair values (in thousands) of long-term debt included in long-term obligations at September 30, 2020, are as follows:

	Carrying Value	Fair Value Level 2
Long-term obligations (including current installments)	$481,464	$539,313

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

(Unaudited)

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

The acquisition closed on Ocober 30, 2020. Chugach also entered into a letter agreement regarding the APA with the MOA regarding certain procedural matters related to closing of the acquisition. Additionally, Chugach entered into Amendment No. 4 to the Eklutna Power Purchase Agreement dated September 23, 2020, which modified a clause pertaining to Chugach’s portion of the Eklutna Hydroelectric Project, thereby setting a timeline for the parties to come to an agreement within one (1) year of closing on the acquisition of ML&P. Chugach also entered into a side letter to the Eklutna Power Purchase Agreement with the MOA, effective October 30, 2020, addressing the terms and conditions of the interim period between the effective acquisition date of ML&P by Chugach and the effective date of the MEA Eklutna Power Purchase Agreement between the MOA and MEA. For additional information, see “Note 14 – SUBSEQUENT EVENTS.”

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

The updated ARO estimate for the field is $56.9 million, comprised of $28.5 million for above ground assets and $28.4 million for below ground assets. Chugach’s share of this cost is $5.69 million. The updated ARO is higher than the prior field estimate of $33.5 million produced in the 2013 study. For Chugach, the ARO increased from $3.35 million to $5.69 million. Significant factors contributing to the increase include new facilities and increased regulatory requirements for remediation. The RCA opened and consolidated dockets to address BRU gas transfer prices and related matters, including the reserve study and the ARO update. Both Chugach and ML&P are parties to the proceeding.

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

The three utility owners of the Eklutna Hydroelectric Project (Chugach, ML&P, and MEA) are obligated by a 1991 Fish & Wildlife Agreement to develop and implement measures to protect, mitigate, and enhance the fish and wildlife impacted by the project (“PME program”). The program is to be approved by the Governor of Alaska with completion of the program no later than October of 2032, 35 years after its purchase. The owners initiated a required consultation process with key government agencies and interested parties in March 2019. The agreement requires equal consideration of; 1) efficient and economical power production, 2) energy conservation, 3) protection, mitigation of damage to, and enhancement of fish and wildlife, 4) protection of recreation opportunities, 5) municipal water supplies, 6) preservation of other aspects of environmental quality, 7) other beneficial public uses, and 8) requirements of state law. The hydroelectric project and municipal water system currently utilize 100% of the water inflows.

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

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

13.    COMMITMENTS AND CONTINGENCIES

Contingencies

Chugach is a participant in various legal actions, rate disputes, personnel matters and claims both for and against Chugach’s interests. Management believes the outcome of any such matters will not materially impact Chugach’s financial condition, results of operations or liquidity. Chugach establishes reserves when a particular contingency is probable and calculable. Chugach has not accrued for any contingency at September 30, 2020, as it does not consider any contingency to be probable nor calculable. Chugach faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated.

Concentrations

Approximately 70%  of our employees are members of the IBEW. Chugach has three CBAs with the IBEW. On October 30, 2020, with the closing of the ML&P acquisition, all three CBAs were extended through June 30, 2025. We also have a CBA with the HERE, which is effective through June 30, 2021.

Commitments

Fuel Supply Contracts

Chugach has fuel supply contracts with various producers at market terms. Chugach entered into a gas contract with Hilcorp effective January 1, 2015, to provide gas through

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Patronage Capital

Pursuant to an agreement reached with HEA in 2017, patronage capital payable to HEA is paid in increments of $2.0 million annually. At December 31, 2019, patronage capital payable to HEA was $1.9 million. The Board authorized payment in May 2020, resulting in no patronage capital payable to HEA at September 30, 2020. Additionally, the Board authorized the retirement and payment of capital credits to MEA and SES of $520,144 and $30,888, respectively.

Legal Proceedings

Chugach has certain litigation matters and pending claims that arise in the ordinary course of Chugach’s business. In the opinion of management, none of these matters, individually or in the aggregate, is or are likely to have a material adverse effect on Chugach’s results of operations, financial condition or cash flows.

Chugach Electric Association, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

14.    SUBSEQUENT EVENTS

On October 26, 2020, Chugach issued $275,000,000 of First Mortgage Bonds, 2020 Series A, due October 30, 2039 (Tranche A) and $525,000,000 of First Mortgage Bonds, 2020 Series A, due October 30, 2050 (Tranche B), for the purpose of funding the acquisition of certain assets of ML&P from the MOA (“Acquisition”), fund transaction costs relating to the Acquisition, refinance unsecured indebtedness issued to fund costs associated with the Acquisition or reimburse Chugach for other funds applied in connection therewith.

The 2020 Series A Bonds (Tranche A) will mature on October 30, 2039, and will bear interest at 2.38% per annum. Interest will be paid each April 30 and October 30, commencing on April 30, 2021. The 2020 Series A Bonds (Tranche B) will mature on October 30, 2050, and will bear interest at 2.91% per annum. Interest will be paid each April 30 and October 30, commencing on April 30, 2021. The 2020 Series A Bonds (Tranche A) will pay principal on an annual basis beginning on April 30, 2025, resulting in an average life of approximately 10.68 years. The 2020 Series A Bonds (Tranche B) will pay principal between April 30, 2021 and October 30, 2030, and between April 30, 2036 and October 30, 2050, resulting in an average life of approximately 18.88 years. The bonds are secured, equally and ratably with all other long-term obligations, by a first lien on substantially all of Chugach assets, pursuant to the Indenture, which initially became effective on January 20, 2011, as previously amended and supplemented.

On October 30, 2020, Chugach closed on the acquisition pursuant to the previously announced APA dated December 28, 2017, and previously amended, with the MOA to acquire the service territory, substantially all of the assets (other than certain assets specified in the APA), and certain specified liabilities of ML&P. Chugach transferred $757.8 million (the purchase price) less the net of certain assets and liabilities. For more information see “Note 5 – REGULATORY MATTERS” and “Note 10 – ML&P ACQUISITION.”

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

Chugach Operations

In the near term, Chugach continues to face the challenges of operating in a global pandemic environment, while managing flat load growth and securing additional revenue sources. These challenges, plans at the state level, and the ML&P acquisition, will shape how Chugach proceeds into the future.

ML&P Acquisition

In December 2017, the Mayor of Anchorage, Alaska, announced plans to place a proposition on the April 3, 2018 municipal ballot allowing the voters to authorize the sale of ML&P to Chugach. The proposition was approved by Anchorage voters 65.08% to 34.92% per the certified election results. Chugach and the Municipality of Anchorage (“MOA”) negotiated final sales agreements and associated documents. The sale of ML&P was approved by the Anchorage Assembly on December 4, 2018 and the Chugach Board of Directors gave its final approval on December 19, 2018. The agreements and associated documents were executed on December 28, 2018. On April 1, 2019, Chugach submitted a joint request for approval for the acquisition and an application to amend the CPCN to the RCA, which was accepted on April 18, 2019. On May 28, 2020, the RCA issued a conditional approval of the acquisition. For more information concerning the ML&P Acquisition, see “Item 1 – Financial Statements – Note 5 – Regulatory Matters, Note 10 – ML&P Acquisition, and Note 14 – Subsequent Events.”

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

SB 123 provides for the creation and regulation of an ERO. On April 29, 2020, the Governor of Alaska signed the bill, with the section requiring the RCA to adopt regulations taking effect immediately.  Regulations should be finalized by July 1, 2021, with the certification of the ERO, by the RCA occurring in late 2021 or early 2022.

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

Earthquake

On November 30, 2018, a 7.1 magnitude earthquake jolted Southcentral Alaska. The epicenter was located approximately 10 miles northeast of Anchorage and resulted in significant damage throughout the area. While approximately 21,000 of Chugach’s members lost power, the number of members without power was reduced to less than 70 within 12 hours. On January 31, 2019, the President declared the earthquake a federal disaster. Chugach has applied for Federal Emergency Management Agency (“FEMA”) assistance as we continued to assess and repair any damages on our system due to the earthquake. At September 30, 2020, costs associated with system-wide repairs and damages were $4.3 million, with $0.4 million received from FEMA during the first nine months of 2020. No FEMA funds were received during 2019. At this time, Chugach does not anticipate this event to have a material impact on our financial condition, results of operations, and cash flows.

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

At the time of acquisition, the BRU was expected to provide gas to meet Chugach’s on-going generation requirements over an approximate 18-year period. As it is currently operated, pursuant to an updated reserve study completed in 2019 the BRU is expected to provide about 15% of Chugach’s gas requirements through 2038, although actual gas quantities produced are expected to vary on a year-by-year basis.

Chugach has a firm gas supply contract with Hilcorp, see “Item 1 – Financial Statement – Note 13 – Commitments and Contingencies – Commitments – Fuel Supply Contracts.” Chugach has a firm and interruptible gas supply contract with Furie Operating Alaska, LLC. Firm gas supplies from Furie to Chugach begin April 1, 2023 through March 31, 2033. On August 9, 2019, Furie Operating Alaska, LLC and two affiliated debtors, Cornucopia Oil & Gas Company, LLC and Corsair Oil & Gas LLC (collectively, the “Debtors”) each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Case No. 19-11781. On June 30, 2020, Anchorage based HEX Cook Inlet, LLC closed its deal to acquire the assets and existing equity interests of Chapter 11 debtor Furie Operating Alaska LLC and related debtor companies Cornucopia Oil & Gas Company LLC and Corsair Oil & Gas LLC. On May 15, 2020 Chugach received confirmation that the Firm and Interruptible Gas Sale and Purchase Agreement was assumed by HEX Cook Inlet, LLC through the Third Amendment Joint Plan of Reorganization. In addition to this firm contract, Chugach has gas supply agreements with AIX Energy LLC through March 31, 2024 (with an option to extend the term an additional 5-year period through March 31, 2029), and with Cook Inlet Energy LLC through March 31, 2023. Collectively, these agreements provide added diversification and optionality for Chugach to minimize costs within its gas supply portfolio.

To date, Chugach’s fuel supply has not been impacted or disrupted by the COVID-19 pandemic.

RESULTS OF OPERATIONS

Current Year Quarter versus Prior Year Quarter

Assignable margins increased $0.1 million, or 22.0%, during the third quarter of 2020 compared to the same period of 2019, primarily due to higher base rates despite lower energy sales.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, decreased $3.3 million, or 6.4%, during the third quarter of 2020 compared to the same period of 2019. Retail revenue decreased $2.6 million, or 5.4%, and wholesale revenue decreased $0.3 million, or 18.8%, during the third quarter of 2020 compared to the same period of 2019, primarily due to lower fuel and purchased power costs recovered through the fuel and purchased power adjustment process. Additionally, higher base rates were offset by lower energy sales. The increase in energy sales to residential customers as a result of the COVID-19 pandemic were more than offset by the decrease in energy sales to commercial customers.

Economy revenue did not materially change during the third quarter of 2020 compared to the same period of 2019.

Miscellaneous revenue decreased $0.4 million, or 26.7%, during the third quarter of 2020 compared to the same period of 2019, primarily due to a decrease in late fee revenue during the third quarter of 2020, as a result of COVID-19 relief legislation, as well as a FEMA claim associated with earthquake repairs recorded during the third quarter of 2019.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to Seward contributed approximately $0.3 million and $0.4 million to Chugach’s fixed costs for the quarters ended September 30, 2020, and 2019.

See “ITEM 1 – FINANCIAL STATEMENTS – Note 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS,” for a table showing the base rate sales revenue and fuel and purchased power revenue by customer class that is included in revenue for the quarters ending September 30, 2020, and 2019.

The following table summarizes kWh sales for the quarter ended September 30:

Customer	2020 kWh	2019 kWh

Retail	237,334,363	249,930,683
Wholesale	13,481,938	14,799,404
Economy Energy	0	0
Total	250,816,301	264,730,087

During the third quarter of 2020 compared to the same period of 2019, base demand and energy rates increased 5.4% to retail and 2.3% to Seward, respectively. The rate changes result from Chugach’s SRF process.

Total operating expenses decreased $3.2 million, or 6.8%, in the third quarter of 2020 compared to the same period of 2019, primarily due to lower fuel and purchased power expense.

Fuel expense decreased $2.2 million, or 14.6%, in the third quarter of 2020 compared to the same period of 2019, primarily due to less fuel used as a result of lower energy sales, which was somewhat offset by a higher price. In the third quarter of 2020, Chugach purchased, for our own generation, 1,361,667 Mcf of fuel, excluding 76,974 Mcf recorded as purchased power, at an average effective delivered price of $9.84 per Mcf. This calculation does not include fuel produced at BRU, nor does it include fuel purchased for MEA and ML&P power plants and recorded as purchased power. In the third quarter of 2019, Chugach purchased, for our own generation, 1,633,126 Mcf, excluding 216,708 Mcf recorded as purchased power, at an average effective delivered price of $8.21 per Mcf.

Production expense decreased $0.6 million, or 11.0%, in the third quarter of 2020 compared to the same period of 2019, primarily due to lower maintenance costs associated with the Beluga Power Plant and Southcentral Power Project.

Purchased power expense decreased $1.4 million, or 25.4%, in the third quarter of 2020 compared to the same period of 2019, primarily due to a  lower average effective price, which was somewhat offset by more energy purchased. In the third quarter of 2020, Chugach purchased 60,985 MWh of energy at an average effective price of 5.33 cents per kWh. In the third quarter of 2019, Chugach purchased 54,314 MWh of energy at an average effective price of 8.77 cents per kWh.

Transmission did not materially change in the third quarter of 2020 compared to the third quarter of 2019.

Distribution expense increased $0.5 million, or 12.5%, in the third quarter of 2020 compared to the third quarter of 2019, primarily due to an increase in vegetation control expenses and line maintenance as a result of wind storms in September 2020.

Consumer accounts expense did not materially change in the third quarter of 2020 compared to the third quarter of 2019.

Administrative, general and other expense increased $0.3 million, or 5.6%, in the third quarter of 2020 compared to the third quarter of 2019, primarily due to higher accrued workers’ compensation expense.

Depreciation and amortization did not materially change in the third quarter of 2020 compared to the third quarter of 2019.

Interest on long-term debt and other decreased $0.3 million, or 5.5%, as a result of principal payments.

Interest charged to construction and non-operating margins did not materially change in the third quarter of 2020 compared to the third quarter of 2019.

Current Year to Date versus Prior Year to Date

Assignable margins increased $3.0 million during the third quarter of 2020 compared to the third quarter of 2019, primarily due to increased operating revenue, which was somewhat offset by increases in production and distribution expenses.

Operating revenues, which include sales of electric energy to retail, wholesale and economy energy customers and other miscellaneous revenues, increased $2.0 million, or 1.3%, in the first nine months of 2020 compared to the same period of 2019. This increase was primarily due to higher base rates, which were somewhat offset by lower energy sales and fuel and purchased power costs recovered through the fuel and purchased power adjustment process.

Retail revenue increased $3.5 million, or 2.4%, in the first nine months of 2020 compared to the same period of 2019, due to higher base rates, which were somewhat offset by lower energy sales and fuel and purchased power costs recovered though the fuel and purchased power adjustment process.

Wholesale revenue and economy revenue did not materially change in the third quarter of 2020 compared to the third quarter of 2019.

Miscellaneous revenue decreased $1.5 million, or 29.4%, in the first nine months of 2020 compared to the same period in 2019, primarily due to a decrease in late fee revenue during 2020, as a result of COVID-19 relief legislation, as well as a FEMA claim associated with earthquake repairs recorded during the third quarter of 2019.

Based on the results of fixed and variable cost recovery established in Chugach’s last rate case, wholesale sales to Seward contributed approximately $1.1 million and $1.0 million to Chugach’s fixed costs for the nine months ended September 30, 2020, and 2019, respectively.

See “ITEM 1 – FINANCIAL STATEMENTS – Note 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS,” for a table showing the base rate sales and fuel and purchased power revenue by customer class that is included in revenue for the nine months ending September 30, 2020 and 2019.

The following table summarizes kWh sales for the nine months ended September 30:

Customer	2020 kWh	2019 kWh

Retail	770,689,650	777,603,390
Wholesale	42,929,688	43,021,250
Economy Energy	0	103,400
Total	813,619,338	820,728,040

In the first nine months of 2020, base demand and energy rates charged to retail customers increased 1.5% and 0.8% to the wholesale customer, Seward. The rate changes result from Chugach’s SRF process.

Total operating expenses decreased $1.1 million, or 0.8%, in the first nine months of 2020 compared to the same period of 2019, primarily due to lower fuel and transmission expense, which was somewhat offset by higher production and distribution expense.

Fuel expense decreased $3.0 million, or 7.0%, in the first nine months of 2020 compared to the same period of 2019, primarily due to a decrease in fuel consumed as a result of a lower energy sales. In the first nine months of 2020, Chugach purchased, for our own generation, 4,365,567 Mcf of fuel, excluding 534,094 Mcf recorded as purchased power, at an average effective delivered price of $8.26 per Mcf. This calculation does not include fuel produced at BRU, nor does it include fuel purchased for MEA and ML&P power plants and recorded as purchased power. In the first nine months of 2019, Chugach purchased, for our own generation, of 4,733,503 Mcf, excluding 384,737 Mcf recorded as purchased power, at an average effective delivered price of $8.21 per Mcf.

Production expense increased $1.0 million, or 6.5% in the first nine months of 2020 compared to the same period of 2019, primarily due to maintenance associated with Beluga Units 1 and 2.

Purchased power expense did not materially change in the first nine months of 2020 compared to the same period of 2019. In the first nine months of 2020, Chugach purchased 222,068 MWh of energy at an average effective price of 6.54 cents per kWh. In the first nine months of 2019, Chugach purchased 193,068 MWh of energy at an average effective price of 7.60 cents per kWh.

Transmission expense decreased $0.6 million, or 10.2%, in the first nine months of 2020 compared to the same period of 2019, primarily due to decreased expense labor associated with earthquake assessment and repair that occurred during 2019.

Distribution expense increased $1.0 million, or 9.2%, in the first nine months of 2020 compared to the same period in 2019, primarily due to an increase in vegetation control expenses and line maintenance as a result of wind storms in September 2020.

Consumer accounts expense, administrative, general and other expense, interest on long-term debt and other, and interest charged to construction did not materially change in the first nine months of 2020 compared to the same period of 2019.

Non-operating margins decreased $0.3 million, or 51.1%, in the first nine months of 2020 compared to the same period of 2019, primarily due to the change in market value of marketable securities and a decrease in interest and dividend income from investments.

Financial Condition

Assets

Total assets did not materially change from December 31, 2019, to September 30, 2020.  Increases in deferred charges, prepayments, and fuel stock were offset by decreases in fuel cost under-recovery, accounts receivable and cash, cash equivalents and restricted cash equivalents. Deferred charges increased $10.4 million, or 22.8%, primarily due to costs associated with the ML&P acquisition. Prepayments increased $1.5 million, or 56.3%, primarily due to the renewal of property insurance. Fuel stock increased $6.3 million, or 51.3%, as more fuel was injected than withdrawn in the first nine months of 2020. Fuel cost under-recovery decreased $1.4 million, or 100%, due to the collection of the prior period’s fuel and purchased power costs through the fuel and purchased power adjustment process. Accounts receivable decreased $4.0 million, or 13.4%, primarily due to a decrease in energy sales from winter to summer. Cash, cash equivalents and restricted cash equivalents decreased $4.6 million, or 53.6%, due to the increase in costs associated with the ML&P acquisition and the semi-annual interest payments on the bonds.

Liabilities and Equity

Total liabilities, equities and margins did not materially change from December 31, 2019, to September 30, 2020. Increases in the cost of removal obligation, commercial paper and patronage capital were offset by decreases in long-term obligations, accrued interest and other liabilities. Cost of removal obligation increased $2.8 million, or 4.5%, due to the accrual of removal costs included in depreciation. Commercial paper increased $29.0 million, or 120.8%, primarily due to payment of interest on our debt and costs associated with the ML&P acquisition. Patronage capital increased $2.4 million, or 1.4%, due to the assignable margins earned during the first nine months of 2020. Long-term obligations, including current installments, decreased $26.0 million, or 5.1%, primarily due to principal paid in March 2020 on our debt. Accrued interest decreased $3.7 million, or 65.3%, due to the semi-annual interest payment in September. Other liabilities decreased $2.0 million, or 78.2%, due to the final payment of patronage capital payable to HEA.

LIQUIDITY AND CAPITAL RESOURCES

Summary

Chugach ended the first nine months of 2020 with $4.0 million of cash, cash equivalents, and restricted cash equivalents down from $8.6 million at December 31, 2019. Chugach had $0.2 million in marketable securities at September 30, 2020, and at December 31, 2019. Chugach utilized its $50.0 million line of credit maintained with NRUCFC in the first three months of 2020, but subsequently rolled the balance to the commercial paper backstop facility. Therefore, there was no outstanding balance and the available borrowing capacity was $50.0 million at September 30, 2020. Chugach had a $53.0 million outstanding commercial paper and no balance outstanding on the senior unsecured credit facility used to backstop the commercial paper program, thus the available commercial paper borrowing capacity at September 30, 2020, was $247.0 million.

Cash equivalents consist of all highly liquid debt instruments, with a maturity of three months or less when purchased, and a concentration account with First National Bank Alaska (“FNBA”).

Cash Flows

The following table summarizes Chugach’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2020, and 2019.

	2020	2019
Total cash provided by (used in):
Operating activities	$12,236,359	$15,456,665
Investing activities	(22,722,302)	(19,916,159)
Financing activities	5,865,519	1,283,953
Increase (decrease) in cash and cash equivalents	$(4,620,424)	$(3,175,541)

Operating Activities

Cash provided by operating activities was $12.2 million for the nine months ended September 30, 2020, compared with $15.5 million for the nine months ended September 30, 2019. The decrease in cash provided by operating activities was primarily due to an increase in cash used for deferred charges associated with the pending acquisition. More cash provided by fuel recovery through the fuel and purchased power adjustment process was offset by more cash used for fuel stock.

Deferred charges associated with the ML&P acquisition and integration for the nine months ended September 30, 2020, was $23.5 million and is estimated to be $26.0 million for the full year. Deferred charges associated with extraordinary COVID-19 costs for the nine months ended September 30, 2020, was $2.1 million.

Investing Activities

Cash used in investing activities was $22.7 million for the nine months ended September 30, 2020, compared with $19.9 million for the nine months ended September 30, 2019. The change in cash used in investing activities was primarily due to the proceeds from marketable securities during 2019.

Capital construction through September 30, 2020, was $22.8 million as capital improvement expenditures are expected to decrease during the fourth quarter as the construction season ends.

Financing Activities

Cash provided by financing activities was $5.9 million for the nine months ended September 30, 2020, compared with $1.3 million for the nine months ended September 30, 2019. The increase in cash provided by financing activities was primarily due to an increase in the commercial paper balance.

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

At September 30, 2020, there was no outstanding balance on the NRUCFC line of credit and $53.0 million of outstanding commercial paper. Therefore, at September 30, 2020, the available borrowing capacity under Chugach’s line of credit with NRUCFC was $50.0 million and the available commercial paper capacity was $247.0 million.

Commercial paper can be repriced between one day and 397 days. The average commercial paper balance for the nine months ended September 30, 2020, was $29.7 million with a corresponding weighted average interest rate of 1.16%. The maximum amount of outstanding commercial paper for the nine months ended September 30, 2020, was $53.0 million.

The following table provides information regarding monthly average commercial paper balances outstanding (dollars in millions), as well as corresponding monthly weighted average interest rates:

Month	Average Balance	Weighted Average Interest Rate	Month	Average Balance	Weighted Average Interest Rate
January	$20.0	1.84%	July	$41.0	0.24%
February	$15.9	1.75%	August	$41.0	0.22%
March	$10.7	1.75%	September	$46.9	0.20%
April	$9.6	0.93%
May	$41.0	0.63%
June	$41.0	0.30%

Chugach re-entered the commercial paper market on April 24, 2020, and expects to continue issuing commercial paper in 2020, as needed.

At September 30, 2020, Chugach had a term loan facility with CoBank. Loans made under these facilities are evidenced by the 2016 CoBank Note, which is governed by the Second and Amended and Restated Master Loan Agreement dated June 30, 2016, as amended November 26, 2019, and secured by the Indenture.

At September 30, 2020, Chugach had the following outstanding with this facility:

	Principal Balance	Interest Rate at September 30, 2020	Maturity Date	Principal Payment Dates
2016 CoBank Note	$31,464,000	2.58%	2031	2020-2031

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

CRITICAL ACCOUNTING POLICIES

As of September 30, 2020, there have been no significant changes in Chugach’s critical accounting policies as disclosed in Chugach’s 2019 Annual Report on Form 10-K. This includes policies regarding electric utility regulation.

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

The three utility owners of the Eklutna Hydro Project (Chugach, ML&P, and MEA) are obligated by a 1991 Fish & Wildlife Agreement to develop and implement measures to protect, mitigate, and enhance the fish and wildlife impacted by the project (“PME program”). The program is to be approved by the Governor of Alaska with completion of the program no later than October of 2032, 35 years after its purchase. The owners initiated a required consultation process with key government agencies and interested parties in March 2019. The agreement requires equal consideration of; 1) efficient and economical power production, 2) energy conservation, 3) protection, mitigation of damage to, and enhancement of fish and wildlife, 4) protection of recreation opportunities, 5) municipal water supplies, 6) preservation of other aspects of environmental quality, 7) other beneficial public uses, and 8) requirements of state law. The hydro project and municipal water system currently utilize 100% of the water inflows.

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

Interest Rate Risk

At September 30, 2020, short- and long-term debt was comprised of the 2011, 2012, 2017, and 2019 Series A Bonds, the 2016 CoBank Note and the outstanding balance of commercial paper.

The interest rates of the 2011, 2012, 2017, and 2019 Series A Bonds, and 2016 CoBank Note are fixed and set forth in the table below with the carrying value and fair value (dollars in thousands) at September 30, 2020.

	Maturing	Interest Rate	Carrying Value	Fair Value
2011 Series A, Tranche A	2031	4.20%	$49,500	$53,124
2011 Series A, Tranche B	2041	4.75%	129,500	150,347
2012 Series A, Tranche A	2032	4.01%	45,000	48,109
2012 Series A, Tranche B	2042	4.41%	67,000	80,356
2012 Series A, Tranche C	2042	4.78%	50,000	59,256
2017 Series A, Tranche A	2037	3.43%	34,000	35,767
2019 Series A, Tranche A	2049	3.86%	75,000	80,516
2016 CoBank Note	2031	2.58%	31,464	31,838
Total			$481,464	$539,313

Chugach is exposed to market risk from changes in interest rates associated with its senior unsecured credit facility. Chugach’s credit facilities’ interest rates may be reset due to fluctuations in a market-based index, or the base rate or prime rate of our lenders. At September 30, 2020, Chugach had $53.0 million outstanding of commercial paper. Based on this balance a 100 basis-point rise in interest rates would increase our interest expense by approximately $0.5 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Chugach’s internal controls over financial reporting identified in connection with the evaluation that occurred during the third quarter of 2020 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information required by this Item is contained in Note 13 to the “Notes to Financial Statements” within Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS

ML&P Acquisition

There are many risks associated with the ML&P acquisition including, but not limited to, incurrence of substantial debt, realization of expected benefits and savings, etc., which could have a negative impact on our business, financial condition, or cost of electric service.

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

Prior to COVID-19, Chugach's uncollectible expenses has been immaterial, averaging 0.10% of retail revenue for the 3-year period 2017-2019. As expected, we are beginning to see an increase, which we are monitoring. Certain customers are required to maintain deposits. Based on our analysis, we have seen an increase in residential sales and a decrease in commercial sales and our receivable balances and delinquencies have increased. In addition, we believe that not disconnecting customers will continue to affect cash flows. We will continue to monitor this information, along with the impact 2020 temperatures have on our sales levels. Additionally, we are working with our commercial customers to ensure that they are aware of all state and federal assistance programs.

Senate Bill 241, approved by the State of Alaska Governor, allows utilities to set up regulatory assets for residential bad debts and extraordinary expenses associated with COVID-19. At September 30, 2020, Chugach’s regulatory asset associated with COVID-19 was $2.1 million. Chugach has available liquidity resources with a $300 million backstopped commercial paper program and a $50 million line of credit with NRUCFC.

For information regarding additional risk factors, refer to Item 1A of Chugach’s Annual Report on Form 10-K for the year ended December 31, 2019. Except as noted above, these risk factors have not materially changed as of September 30, 2020.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Listed below are the exhibits, which are filed as part of this Report:

Exhibit Number	Description
4.37	Eighth Supplemental Indenture to the Second Amended and Restated Indenture of Trust between the Registrant and U.S. Bank National Association dated October 26, 2020
4.38	Bond Purchase Agreement between the Registrant and the 2020 Series A Bond Purchasers dated October 26, 2020
4.39	Form of 2020 Series A Bonds (Tranche A) due October 30, 2039
4.40	Form of 2020 Series A Bonds (Tranche B) due October 30, 2050
4.41	Ninth Supplemental Indenture to the Second Amended and Restated Indenture of Trust between the Registrant and U.S. Bank National Association dated October 30, 2020
10.82.4	Letter Agreement to the Asset Purchase and Sale Agreement between the Registrant and the Municipality of Anchorage, Alaska dated effective October 30, 2020
10.83.4	Amendment No. 4 to Eklutna Power Purchase Agreement between the Registrant and the Municipality of Anchorage, Alaska dated effective October 30, 2020
10.83.5	Letter Agreement to the Eklutna Power Purchase Agreement between the Registrant and the Municipality of Anchorage, Alaska dated effective October 30, 2020
10.88

Agreement Covering the Terms and Conditions of Employment for Office and Engineering Personnel between the Registrant and the International Brotherhood of Electrical Workers Local 1547 dated effective October 30, 2020

10.89

Agreement Covering the Terms and Conditions of Employment for Generation Plant Personnel between the Registrant and the International Brotherhood of Electrical Workers Local 1547 dated effective October 30, 2020

10.90

Agreement Covering the Terms and Conditions of Employment for Outside Plant Personnel between the Registrant and the International Brotherhood of Electrical Workers Local 1547 dated effective October 30, 2020

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

CHUGACH ELECTRIC ASSOCIATION, INC.

By:	/s/ Lee D. Thibert
Lee D. Thibert
Chief Executive Officer

By:	/s/ Sherri L. Highers
Sherri L. Highers
Chief Financial Officer

Date:	November 13, 2020